Form 10-K
period 2006-12-31
Great Lakes Dredge & Dock CORP
filed 2007-03-22
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:

001-33225

Great Lakes Dredge & Dock Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5336063
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2122 York Road, Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

(630) 574-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $0.001)	Nasdaq Stock Market, LLC

Warrants to purchase Common Stock	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(8) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $0.00 at June 30, 2006.

As of March 19, 2007, 40,106,189 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains or may contain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Readers are cautioned not to place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control.  Forward-looking statements include information concerning the Company’s possible or assumed future results of operations.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “should” and similar expressions or the negative thereof or other comparable terminology or discussions of strategy, plans, or intentions, identify such forward-looking statements.  These statements are based on assumptions that have been made in light of the Company’s experience in the industry as well as its perceptions of historical trends, current conditions, expected future developments and other factors that the Company believes are appropriate under the circumstances.  These statements are not guarantees of performance or results.  Although the Company believes that these forward-looking statements are based on reasonable assumptions, many factors could affect the Company’s actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.  Some of these factors include those set forth under Item 1A. Risk Factors

The forward-looking statements made in this Report or incorporated by reference into this Report relate only to events as of the date on which the statements are made.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Part I

Item  1. - Business

Organization

Great Lakes Dredge & Dock Corporation (the “Company” or “Great Lakes”), a Delaware corporation, is the largest provider of dredging services in the United States.  The Company was founded in 1890 as Lydon & Drews Partnership and contracted its first project in Chicago, Illinois.  The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes’ region.

On April 24, 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition services provider located in the Boston, Massachusetts area.   In 2003, the Company increased its ownership in NASDI to 85%.  One NASDI management stockholder retains a 15% non-voting interest in NASDI.  With the acquisition of NASDI, the Company began operating in two reportable segments: dredging and demolition.  Financial information about the Company’s segments is provided in Note 16, “Segment information” in the Notes to the Consolidated Financial Statements.

On December 22, 2003, Madison Dearborn Capital Partners IV, L.P. (“MDP”), an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC, acquired control of Great Lakes from its former owner, Vectura, for approximately $361.6 million, including fees and expenses, in a transaction accounted for as a purchase. The acquisition was effected by a new company established for this purpose, GLDD Acquisitions Corp., which acquired 100% of the equity securities of the Company. As a result, certain members of GLDD’s management owned approximately 15% of outstanding common stock of GLDD Acquisitions Corp. and MDP and certain of its co-investors owned the remaining 85%.

On December 26, 2006, GLDD Acquisitions Corp. (“Acquisitions Corp.”) merged with a subsidiary of Aldabra Acquisition Corporation (“Aldabra”).  Aldabra was a blank check company formed for the purpose of raising capital through an initial public offering with the intent to use the proceeds to merge with a business to build long term value.  Under the terms of the Agreement and Plan of Merger (the “Merger”) entered into on June 20, 2006,  the stockholders of Acquisitions Corp. received 28,906,189 shares of Aldabra stock in exchange for all common and preferred stock outstanding.  Aldabra then merged into an indirect wholly-owned subsidiary and, in connection with this holding company merger, the stockholders of Aldabra, including the former Acquisitions Corp. stockholders, received stock in a new holding company that was subsequently renamed “Great Lakes Dredge & Dock Corporation.”

Dredging Operations

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance.  The Company’s bid market is defined as the population of domestic projects on which it bid or could have bid if not for capacity constraints (“bid market”). The Company achieved a combined U.S. market share of the projects awarded within its bid market of 36%, 31% and 43% in 2006, 2005 and 2004, respectively.  In addition, the Company is the only U.S. dredging service provider with significant international operations, which averaged 18% of its dredging contract revenues over the last three years.  The Company’s fleet of 27 dredges, 25 material transportation barges, two drillboats, and numerous other specialized support vessels is the largest and most diverse fleet in the U.S.  The Company estimates its fleet would cost in excess of $1.0 billion to build in the current market.

Domestic Dredging Operations.  Over its 116-year history, the Company has grown to be a leader in each of its primary dredging activities in the U.S., including:

•                  Capital (approximately 34% of 2006 dredging revenues). Capital dredging projects are primarily port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the providing of land fill for building additional port facilities.  Capital projects also include other land reclamations, trench digging for pipes, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures.  Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.  The Company’s bid market share of total U.S. capital projects averaged 41% over the last three years.

The U.S. capital market includes “Deep Port” projects authorized under the 1986 Water Resource Development Act (“WRDA”) as amended and supplemented, most recently in December 2000.  Without significant deepening efforts, many major U.S. ports risk losing their competitive position as a result of being unable to accommodate larger cargo vessels.  The WRDA legislation provides the authorization for federal funding for the deepening of these major domestic ports.  While Deep Port work has historically comprised a substantial portion of past bid markets, in the last three years, Deep Port work has only averaged 21% of the bid market (see discussion below).  The Company still obtains a large share of the Deep Port projects, winning an average of 44% over the last three years.

•                  Beach Nourishment (approximately 25% of 2006 dredging revenues).  Beach nourishment projects generally involve moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets. Beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline.  Beach nourishment also facilitates shoreline real estate development and recreational activities. Generally, beach nourishment projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities. The Company’s bid market share of U.S. beach nourishment projects averaged 44% over the last three years.

•                  Maintenance (approximately 18% of 2006 dredging revenues).  Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, active channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained.  The Company’s bid market share of U.S. maintenance projects averaged 28% over the last three years.

Foreign Dredging Operations (approximately 23% of 2006 dredging revenues).   Foreign capital projects typically relate to channel deepening, port infrastructure development and land reclamations.   Since the early 1990’s, the Company has targeted opportunities that are well suited to its equipment and where competition from its European competitors is reduced.  While the Company has only a minor share of the international dredging market, it has maintained its presence in the foreign markets to enable it to diversify, particularly at times when there is anticipation of a decrease in domestic demand.  Over the last ten years, the Company has worked in Europe, the Middle East, Africa, India, Mexico and South America.  In recent years, the Middle East region has presented the most attractive prospects.  Therefore, the Company currently maintains certain dredging assets located in Middle East; however, these assets are mobile and may be repositioned according to project requirements. Revenues from foreign capital projects averaged 18% of the Company’s dredging revenues over the last three years.

The Company believes that the following factors are important drivers of the demand for dredging services in the U.S. market:

•                  Deep Port capital projects.  Historically, the average controlling depth of the 10 largest U.S. ports has been 45 feet compared to over 50 feet for the ten largest non-U.S. ports worldwide.  Without continuing significant deepening efforts, most major U.S. ports risk being unable to accommodate the larger cargo vessels increasingly in use throughout the world, which renders them less competitive with deeper ports.  Funding for Deep Port projects had represented an average of 35% of the market for the three year period of 2002 to 2004 but has declined over the last three years to 21% due to the funding issues of the Army Corps of Engineers (the “Corps”) as discussed below. However, the Company continues to believe that Deep Port work will provide significant opportunities for the domestic dredging industry over at least the next ten years.

•                  Substantial need for beach nourishment.   Beach erosion is a continuous problem and there is a growing awareness among state and local governments as to the importance of beachfront assets to the multi-billion dollar tourism and coastal real estate industries.  Beach nourishment projects are generally funded by both federal and state and local monies; therefore, a downturn in the economy can impact the amount of available funding, particularly from state and local sources.  The recent annual beach bid markets, however, have grown due to the effects of severe storm activity, especially in Florida.  The annual bid market over the last three years has averaged $178 million, and current bid schedules provided by project owners identify beach projects up for bidding in 2007 valued in excess of $190 million.

•                  Additional significant long-term opportunities.  Other capital projects make consistent contributions to the Company’s annual revenues, and, although not part of the Deep Port program, require similar technical expertise and equipment capabilities.  For instance, the Company completed one project in 2006 and commenced operations on another to provide ship access to new liquefied natural gas (“LNG”) terminals in Texas.  The Company is involved in several significant project solicitations with private customers for additional LNG terminal work.  This private market appears to be gaining momentum as the global supply of LNG has increased and importation of fuel becomes more cost-competitive, due to the higher prices of domestically-produced natural gas.  Therefore, it is likely that this work will provide supplemental opportunities in the near term as the private contractors work to develop the infrastructure necessary for new LNG terminals.  Additionally, there are anticipated to be significant capital dredging opportunities related to projects to contain the erosion of wetlands and coastal marshes particularly in Louisiana (“Louisiana Coastal Restoration”).  This work has the potential to drive substantial increases in the dredging market for approximately the next eight to ten years.

While these market conditions provide stimulus for the domestic dredging industry, recently some negative funding developments have occurred related to the Corps, the Company’s largest domestic customer.  The Corps has been hampered in getting projects out to bid due to the current federal budget constraints, the change over to central control in Washington governing the release of Corps funds and new restrictions concerning obligation of funds for contracts that roll into future years.

In September 2006, Congress failed to pass the federal budget and this has resulted in the operation of the government under a continuing resolution.  This has been particularly problematic for the dredging industry when combined with the restrictions on the Corps on the use of “continuing contracts”.  In the past a project could be bid if appropriations were identified for the current year’s work only and the rest of the contract could be continued into the next year. The remaining funding would be taken out of the following year’s appropriations. However, in 2006 Congress mandated that only projects that are fully funded can go forward.    Unfortunately, since the Corps did not have enough funding for every project proposed in the last fiscal year, certain amounts were carried over to be combined with this year’s appropriations. However, because the government is operating under a continuing resolution, none of this money can be spent until a budget is passed.  Due to the inability to fund “continuing contracts”, the Corps is bidding projects that include a base amount of work, which can be more easily funded out of the current year’s appropriations, plus options that can be awarded as additional funds are released.  The problem for the industry overall is the scheduling of equipment and forecasting utilization since the contractor has to commit and reserve equipment for a scope of work that may never be awarded.

The Corps’ funding limitations have predominantly impacted the letting of beach and capital projects. Fortunately, state and local authorities have been developing funding sources for beach work to protect vital tourism and beachfront property interests.  In addition, the developing market for new LNG terminals has recently produced privately funded demand for capital dredging work. Both situations have filled the void in the domestic market caused by the Corps’ funding difficulties.   Moreover, during this time period, the Company focused on the overseas market to utilize equipment that might otherwise have been idle in the U.S. market.  During 2006, the Company expanded its presence in the Middle East by repositioning more vessels to that market and signing several projects in Bahrain for a combined value in excess of $200 million.

Demolition Operations (approximately 11% of total 2006 revenue)

NASDI, founded in 1976, is a major U.S. provider of commercial and industrial demolition services. The majority of NASDI’s work is performed in the New England area. NASDI’s core business is exterior and interior demolition.  Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building.  Other business activities include site development and asbestos and other hazardous material removal. NASDI generally contracts hazardous material removal to insured subcontractors and does not take possession of hazardous materials, which remain the property of the site owner. NASDI typically performs numerous small projects (each generating revenue of $0.1 million to $0.5 million) but NASDI is one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.  For instance, in recent years, NASDI has successfully performed a large demolition project involving the dismantling and disposal of an aging power generation plant, as well as large projects at Logan Airport and various Boston-area office buildings and former manufacturing facilities.

Competitive Strengths

The Company possesses a number of competitive strengths that have allowed it to develop and maintain its leading position within the dredging industry.

•                  Favorable competitive dynamic.  The Company benefits from significant advantages relative to both existing and potential competitors, including (i) the requirements of the Foreign Dredge Act of 1906 (the “Dredging Act”) and Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”), which effectively prohibit foreign dredges and, to a certain extent, foreign-owned dredging companies from competing in the U.S. (see “Business – Government Regulations”); (ii) the relatively long lead time and high capital cost associated with the construction of a new dredge, which the Company estimates to be two years and between $20 to $60 million, depending on the type of dredge; and (iii) the Company’s reputation for quality and customer service built up over its 116-year operating history, during which time it has never failed to complete a project.

•                  Largest and most diverse dredging fleet.  The Company operates the largest and most diverse dredging fleet in the U.S., with over 180 pieces of equipment, including the largest hydraulic dredges in the U.S.  The size, versatility and technical capabilities of the fleet improves the Company’s competitiveness by affording the Company the flexibility to select the most efficient equipment for a particular job and enabling the Company to perform multiple projects at the same time.  To maintain the value and effectiveness of its fleet, the Company emphasizes preventative maintenance to minimize downtime, increase profitability, extend vessel life and reduce replacement capital expenditure requirements.

•                  Specialized capability in capital projects. The Company is a leader in U.S. capital dredging, which generally requires specialized engineering expertise, specific combinations of equipment and experience in executing complex projects. The Company believes its extensive experience performing complex projects significantly enhances its ability to bid for and complete these contracts profitably.

•                  Proprietary and proven project costing methodologies.  Over the course of its 116-year operating history, the Company has developed an extensive proprietary database of publicly-available dredging production records from its own and its competitors’ activities and past bidding results.  The Company believes that this database, combined with its accumulated estimating and bidding expertise, is a significant competitive advantage in bidding for new dredging contracts.

•                  Diversified revenue base. The Company benefits from a dredging revenue base that is broadly diversified across the three dredging sectors, which have different demand drivers.  Capital projects primarily consist of port expansion and deepening work, which is driven by competitiveness between ports and growth in U.S. trade and commerce.  Beach nourishment and maintenance projects are more heavily influenced by weather and recurring natural sedimentation and erosion.  Revenue within each of the Company’s dredging sectors comes from a portfolio of separate contracts, which helps to mitigate project-specific risk.   For the year ended December 31, 2006, the Company’s U.S. dredging revenues were derived from over 70 separate dredging contracts, and no one contract represented more than 8% of its revenues. The Company’s foreign dredging operations and demolition operations further diversify its revenue and customer base.

•                  Proven, experienced management team.  The Company’s top executive management has an average of 25 years of experience in the dredging industry. The Company believes that management’s experience provides it with a significant advantage over its competitors.

Customers

Dredging. The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil companies.  Most dredging projects are competitively bid, with the award going to the lowest qualified bidder.  There are generally few economical substitutes that customers can use for dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control.  In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities.   In 2006, approximately 41% of the Company’s dredging revenues were earned from approximately 50 different contracts with federal agencies or companies operating under contracts with federal agencies.

Foreign governments requiring infrastructure development are the primary dredging customers in international markets.  Approximately 23% of the Company’s 2006 dredging revenues were earned from contracts with foreign governments or companies operating under contracts with foreign governments, primarily in Bahrain.

Demolition. NASDI’s customers include general contractors, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies.  NASDI benefits from key relationships with certain customers in the general contracting and public infrastructure industries. The majority of the demolition services are concentrated in New England.  In 2006, no customer contributed more than 17% to NASDI’s annual revenues.

Bidding Process

Dredging.  Most of the Company’s dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid.  The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the resulting bid.

For contracts under its jurisdiction, the Corps typically prepares a fair and reasonable cost estimate based on the specifications of the project.  To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project) and submit the lowest responsive bid that does not exceed 125% of the Corps’ original estimate.  Contracts for projects that are not administered by the Corps are generally awarded to the lowest qualified bidder. While substantially all of the Company’s dredging contracts are competitively bid, some government contracts are awarded through a sole source procurement process involving negotiation between the contractor and the government, while other projects are bid by the Corps through a “request for proposal” (“RFP”) process.

Demolition.  NASDI negotiates the majority of its demolition contracts as fixed price (“lump sum”) contracts with other projects negotiated on a time-and-materials (“T&M”) basis. NASDI frequently receives revenues from change orders on existing contracts.  NASDI has established a network of local contacts with developers and prime contractors that act as referral sources and frequently enable NASDI to procure demolition jobs on a sole-source basis.  When NASDI bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds a reasonable margin.  While there are numerous competitors in the demolition services market, NASDI benefits from its relationships and reputation.  Therefore, there are occasions where NASDI is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

Bonding and Foreign Project Guarantees

Dredging.  For most domestic projects and some foreign projects, dredging service providers are required to obtain three types of bonds, which are typically provided by large insurance companies.  A bid bond is required to serve as a guarantee that if a service provider’s bid is chosen, the service provider will sign the contract.  The amount of the bond is typically 20% of the service provider’s bid, up to a maximum bond of $3.0 million.  After a contract is signed, the bid bond is replaced by a performance bond, the purpose of which is to guarantee that the job will be completed.  A performance bond typically covers 100% of the contract value with no maximum bond amount.  If the service provider fails to complete a job, the bonding company assumes such obligation and pays to complete the job. If the Company were to default on a project, the bonding company would complete the defaulted contract and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the Company for any costs incurred in excess of the contract price. A company’s ability to obtain performance bonds with respect to a particular contract depends upon the size of the contract, as well as the size of the service provider and its financial position. A payment bond is also required to protect the service provider’s suppliers and subcontractors in the event that the service provider cannot make timely payments.  Payment bonds are generally written at 100% of the contract value.

Great Lakes’ projects are currently bonded by Travelers Casualty and Surety Company of America (“Travelers”).  Great Lakes’ has never experienced difficulty in obtaining bonding for any of its projects.    Travelers has been granted a security interest in a substantial portion of the Company’s operating equipment as collateral for its surety obligations.

For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment. The Company obtains its letters of credit under the Company’s credit agreement with its senior secured lenders (the “Credit Agreement”) or letters of credit issued with the Export-Import Bank of the United States (“Ex-Im”) under the Ex-Im’s Working Capital Guarantee Program. Foreign bid guarantees are usually 2% to 5% of the service provider’s bid.  Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Demolition.  NASDI’s contracts are primarily with private, non-government customers; thus, it often is not required to secure bonding.  When NASDI does have bonding requirements, the bonds are also provided by Travelers.

Competitive Environment

Dredging.  Competition is limited by the size and complexity of the job, equipment requirements, bonding requirements, certification requirements and government regulations.  Great Lakes and four other key competitors perform the majority of the work within the Company’s domestic dredging bid market.  On average over the last three years, Great Lakes’ share of the market was 37% with the other four entities obtaining a 45% share.  However, the Company has repositioned two medium size hopper dredges and one small hopper dredge to the Middle East from the U.S. at the same time a competitor began operating a new hopper dredge on a project in the Gulf Coast.  The result of these two changes is not yet known, but may shift the U.S. market share footprint in the future.

Competition in the international market is dominated by four large European dredging companies all of which operate larger equipment than Great Lakes.  However, Great Lakes has sought out work that suits the size of its fleet.  As a result Great Lakes has carved out a niche market primarily in the Middle East over the last few years.

The Dredging Act and the Jones Act provide a significant barrier to entry with respect to foreign competition.  Together the two regulations prohibit foreign-built, chartered or operated vessels from competing in the U.S.  See “ – Government Regulations.”

Demolition.  The U.S. demolition and related services industry is highly fragmented and is comprised mostly of small regional companies.  Unlike many of its competitors, NASDI is able to perform both small and larger, more complex projects and competes in the demolition and related services industry primarily on the basis of its experience, reputation, equipment, key client relationships and price.

Equipment

Dredging.  Great Lakes’ fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S.  The Company operates three principal types of dredging equipment:  hopper dredges, hydraulic dredges and mechanical dredges.

•                  Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel.  The dredge has hollow hulls, or “hoppers”, into which material is suctioned hydraulically through drag-arms.  Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site.  Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another.

•                  Hydraulic Dredges.  Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the ocean floor and hydraulically pumps the material by pipe to the disposal location.  These dredges are very powerful and can dredge some types of rock.  Certain dredged materials can be directly pumped as far as seven miles with the aid of a booster pump.  Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines, and the placement of the dredged material.  Great Lakes operates the only large electric hydraulic dredge in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California and Houston.

•                  Mechanical Dredges.  There are two basic types of mechanical dredges operating in the U.S.:  clamshell and backhoe.  In both cases, the dredge uses a bucket to excavate material from the ocean floor.  The dredged material is placed by the bucket into material barges, or “scows”, for transport to the designated disposal area.  The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket.  Mechanical dredges are capable of removing hard-packed sediments and debris and can work in tight areas such as along docks or terminals.  Clamshell dredges with specialized buckets are ideally suited to handle material requiring controlled disposal.  The Company has the largest fleet of material barges in the industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal. Additionally, the Company recently converted one of its clamshell dredges to electric power to better compete in those markets with stringent emissions standards.

Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with a smaller number of vessels on the West Coast and on inland rivers.  The mobility of the fleet enables the Company to move equipment in response to changes in demand.  Great Lakes’ fleet also includes assets currently positioned internationally in the Middle East.

The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market.  The Company is also committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs.  To the extent that market conditions warrant the expenditures, Great Lakes can prolong the useful life of its vessels indefinitely.  As such, the Company spent an average of $28 million on maintenance and $23 million on capital additions and enhancements, annually over the last three years. During this three year period, the Company’s capital expenditures included money to buy out certain operating equipment previously under operating lease, as well as expenditures  on equipment that was funded from the proceeds of sale-leasebacks under operating leases or the proceeds from the sale of certain equipment under a like-kind exchange transaction.  Therefore, in a typical year, the Company generally funds $13 to $18 million of capital expenditures with cash flow from its operations.

Demolition.  NASDI owns and operates specialized demolition equipment, including a fleet of excavators equipped with shears, pulverizers, processors, grapples, and hydraulic hammers that provide high-capacity processing of construction and demolition debris for recycling and reclamation. NASDI also owns and maintains a large number of skid-steer loaders, heavy-duty large-capacity loaders, cranes, recycling crushers, off-highway hauling units and a fleet of tractor-trailers for transporting equipment and materials to and from job sites. NASDI rents additional equipment on a project-by-project basis, which allows NASDI flexibility to adjust costs to the level of project activity.

Equipment Certification

Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the American Bureau of Shipping (“A.B.S.”) are important factors in Great Lakes’ dredging business.  Many projects, such as beach nourishment projects with offshore sand borrow sites, dredging projects in exposed entrance channels, and dredging projects with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S.  The certifications indicate that the dredge is structurally capable of operating in open waters.  The Company has more certified vessels than any domestic competitor and makes substantial investments to maintain these certifications.

Seasonality

Seasonality does not currently have a significant impact on the Company’s dredging operations.  Some east coast beach nourishment projects are limited by environmental windows, which require that certain work be performed in winter months to protect wildlife habitats.  Environmental windows did impact operations in the third quarter of 2006. However, in recent years, this has been mitigated by the increased volume of capital and maintenance work in the market, which can generally be performed throughout the year.  The Company has been able to respond to these environmental restrictions since it has the flexibility to reposition its equipment and continue to utilize equipment on different projects that are not limited by these restrictions.    However, in the future, seasonality may become more of a factor if the project mix changes and the Company is unable to be as flexible in utilizing its equipment.   The Company’s demolition operations are not significantly impacted by seasonality.

Backlog

The Company’s contract backlog represents management’s estimate of the revenues which will be realized under the portion of the contracts remaining to be performed.  Such estimates are subject to fluctuations based on the amount of material actually dredged or scope of demolition services to be provided as well as factors affecting the time required to complete the job.  In addition, because a substantial portion of the Company’s backlog relates to government contracts, the Company’s backlog can be canceled at any time without penalty; however, the

Company can generally recover actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results.  The Company’s backlog includes only those projects for which the customer has provided an executed contract.  The components of the Company’s backlog are addressed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

Dredging.  At December 31, 2006, the Company employed approximately 270 full-time salaried personnel, with additional U.S. hourly personnel, most of who are unionized and hired on a project-by-project basis.  During 2006, the Company employed an average of 500 hourly personnel to meet domestic project requirements.  Crews are generally available for hire on relatively short notice.  In addition, the Company employs approximately 23 expatriates and foreign nationals to manage and administer its overseas operations.  The Company’s overseas crews are generally provided through an employment agreement with a company in the Philippines.

Demolition.  At December 31, 2006, NASDI employed approximately 25 full-time salaried administrative employees, in addition to approximately 125 unionized employees who are party to four union agreements.  The unionized employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce.  However, four primary agreements apply to approximately 84% of such employees.  The Company’s two contracts with Local 25 Operators Union for the northern and southern regions, representing approximately 51% of its unionized workforce were renewed in September 2006 and will expire in three years.  The Company’s other two union agreements, Seafarers International Union and Local 3 Operating Engineers both expire in July 2009.  The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

Joint Ventures

Amboy Aggregates

The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates (“Amboy”).  Amboy was formed in December 1984 to mine sand from the entrance channel to the New York Harbor and to provide sand and aggregate for use in road and building construction.  Great Lakes’ dredging expertise and its partner’s knowledge of the aggregate market formed the basis for the joint venture.  The Company’s investment in Amboy is accounted for using the equity method.

Amboy is the only East Coast aggregate producer to mine sand from the ocean floor.  Amboy has a specially designed dredge for sand mining, de-watering and dry delivery.  No other vessel of this type operates in the U.S.  Amboy’s ocean-based supply of sand provides a long-term competitive advantage in the Northeast as land-based sand deposits are depleted or rendered less cost competitive by escalating land values.

Mining operations are performed pursuant to permits granted to Amboy by the federal government and the states of New York and New Jersey.  In 2002, Amboy was successful in obtaining approval for a new permit allowing it to mine deeper in its sand borrow areas.  Amboy’s revenues have remained strong over the past three years due to improvement in the construction market, the primary customers for Amboy’s product.

Government Regulations

The Company is subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act, 1916, as amended, and the vessel documentation laws set forth in Chapter 121 of Title 46 of the United States Code (the “Vessel Documentation Act”).  These statutes require vessels engaged in dredging in the navigable waters of the United States to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the United States.  The U.S. citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S.-citizen owned and prohibit the chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test.  These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as “cabotage” laws.

Certain of the above requirements were made applicable to the dredging industry in 1992, when Congress amended the Dredging Act to bring it into conformity with the U.S. citizenship requirements of the rest of the nation’s cabotage laws.  At that time, Congress included grandfather clauses to protect certain existing dredge operations affected by the change in law. A grandfather provision exempted the hopper dredge STUYVESANT from the 75% ownership and control requirement. The STUYVESANT is chartered to Stuyvesant Dredging Company, Inc., a foreign corporation and wholly-owned subsidiary of Royal Boskalis Westminster, NV, a Dutch company, one of the largest dredging service providers in the world.  In early 1999, the Stuyvesant Dredging Company exploited a loophole in the grandfather provision and expanded its control of additional dredging vessels through a joint-venture, Bean Stuyvesant LLC, in which it has a 50% ownership interest.  As of December 31, 2006, at least seven dredges plus other ancillary vessels operating in the United States were foreign controlled under this grandfather provision.

A coalition of U.S.-citizen dredging companies, labor unions, U.S. maritime operating companies and U.S. shipbuilders have joined together to try to close the STUYVESANT grandfather clause loophole, through a legislative solution to ensure more equitable treatment among the industry participants.

Environmental Matters

The Company’s operations and facilities are subject to various environmental laws and regulations related to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of other hazardous substances and materials; and air emissions.  The Company is also subject to laws designed to protect certain marine species and habitats.  Compliance with these statutes and regulations can delay appropriation with respect to, and performance of, particular projects and increase related expenses.

The Company’s projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other hazardous substances and materials.  Various laws strictly regulate the removal, treatment and transportation of hazardous water and other hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials. The Company’s demolition business, for example, requires it to transport and dispose of hazardous substances and materials, such as asbestos.   The Company takes steps to limit its potential liability by hiring qualified asbestos abatement subcontractors to remove such materials from its projects, and some project contracts require the client to retain liability for hazardous waste generation.

Based on the Company’s experience, its management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot predict what environmental legislation or regulations will be enacted in the future; how existing or future laws or regulations will be enforced, administered or interpreted; or the amount of future expenditures that may be required to comply with these environmental or health and safety laws or regulations or to respond to future cleanup matters or other environmental claims.  See “Item 1A. Risk Factors – Environmental regulations could force Great Lakes to incur significant capital and operational costs.”

ITEM 1A. –Risk Factors

Great Lakes depends on its ability to continue to obtain federal government dredging contracts, and is therefore greatly impacted by the amount of government funding for dredging projects.  A reduction in government funding for dredging contracts can materially reduce Great Lakes’ revenues and profits.

A substantial portion of the Company’s revenue is derived from federal government dredging contracts.  Revenues related to contracts with federal agencies or companies operating under contracts with federal agencies and its percentage as a total of dredging revenue for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Year Ended
	2006	2005	2004
Fed government dredging revenue (in US $1,000)	$156,348	$297,101	$235,622
Percent of dredging revenue from federal government	41%	79%	75%

Great Lakes’ dredging operations depend on project funding by various government agencies and are adversely affected by decreased levels of, or delays in, government funding.  Beginning in the second half of 2003 and into the first half of 2004, the domestic dredging bid activity declined.  Although the Corps’ fiscal year 2003 and 2004 budgets were approved at similar levels to the preceding years, it appeared that funds were not being distributed to the Corps’ districts.  Based on conversations with Corps’ representatives and others in the industry, Great Lakes’ management attributed the decline to budgetary pressures given the state of the deficit and the diversion of funds to support the nation’s efforts in Iraq.  Additionally, during this time period the Corps underwent a reorganization of certain of its administration functions which also delayed its ability to request and receive funding.

As a result of these funding issues, Great Lakes’ dredging fleet was underutilized through much of 2004, leading to intense competition and pricing pressures for work that was bid during this period.  Although the bidding activity levels improved towards the end of 2004 and throughout 2005, the industry did not have confidence in the market, and continued to bid very aggressively to gain utilization.  In the fourth quarter of 2005, as the industry’s backlog improved, the pricing finally began to moderate, although pricing has not recovered to the levels seen prior to 2004.

If Great Lakes is unable, in the future, to obtain bonding for its dredging contracts, Great Lakes’ ability to obtain future dredging contracts would be limited, thereby adversely affecting Great Lakes’ business.

Great Lakes, like all dredging service providers, is generally required to post bonds in connection with its domestic dredging contracts to ensure job completion upon failure of the Company to finish a project.  Great Lakes has entered into a bonding agreement with Travelers pursuant to which Travelers acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by Great Lakes in the day-to-day operations of the Company’s dredging and marine construction business.  However, Travelers is not obligated under the bonding agreement to issue future bonds for Great Lakes.  Therefore, if Great Lakes were unable to obtain additional bonds, its ability to take on future work would be severely limited.

Great Lakes’ business is subject to significant operating risks and hazards that could result in damage or destruction to persons or property, which could result in losses or liabilities to Great Lakes.

The dredging and demolition businesses are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions with fixed objects, disruption of transportation services and flooding.  These risks could result in damage to, or destruction of, dredges, transportation vessels, other maritime structures and buildings, and could also result in personal injury, environmental damage, performance delays, monetary losses or legal liability.

Great Lakes is subject to risks related to its international operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year ended
	2006	2005	2004
Foreign revenue (in US$1,000)	$86,039	$47,402	$62,862
Percent of revenue from foreign contracts	23%	13%	20%

 International operations subject Great Lakes to additional risks, including:

•                  uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•                  restrictions on repatriating foreign profits back to the United States;

•                  changes in foreign policies and regulatory requirements;

•                  difficulties in staffing and managing international operations;

•                  taxation issues;

•                  greater difficulty in accounts receivable collection and longer collection periods;

•                  currency fluctuations; and

•                  political, cultural and economic uncertainties.

The amount of Great Lakes’ estimated backlog is subject to change and not necessarily indicative of future revenues.

Great Lakes’ dredging contract backlog represents its estimate of the revenues that the Company will realize under contracts remaining to be performed based upon estimates relating to, among other things, the time required to mobilize the necessary assets to and from the project site, as well as, the amount and type of material and the time it takes for that material to be dredged.  However, these estimates are necessarily subject to fluctuations based upon the amount and type of material that actually must be dredged, as well as factors affecting the time required to complete each job.  Consequently, backlog is not necessarily indicative of future revenues or profitability.  In addition, a significant amount of Great Lakes’ dredging backlog relates to government contracts, which can be canceled at any time without penalty, subject to the Company’s right, in some cases, to recover its actual committed costs and profit on work performed up to the date of cancellation.

Below is Great Lakes’ dredging backlog from federal government contracts as of December 31, 2006, 2005 and 2004 and the percentage to total backlog as of the same period.

	December 31,
	2006	2005	2004
Government contracts in backlog (in US$1,000)	$75,315	$99,630	$233,482
Percent of government contracts in backlog	21%	38%	83%

Great Lakes’ profitability is subject to inherent risks because of the fixed-price nature of most of its contracts.

Substantially all of Great Lakes’ contracts with its customers are fixed-price contracts.  Under a fixed-price contract, the customer agrees to pay a specified price for Great Lakes’ performance of the entire contract.  Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period.  One of the most significant factors affecting the profitability of a dredging project is the weather at the project site.  Inclement or hazardous weather conditions can result in substantial delays in dredging and additional contract expenses.  Due to these factors, it is possible that Great Lakes will not be able to perform its obligations under fixed-price contracts without incurring additional expenses.  If Great Lakes were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on the Company.

Great Lakes’ business could suffer in the event of a work stoppage by the Company’s unionized labor force.

Great Lakes is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce.  However, four primary agreements apply to approximately 84% of such employees.  The inability to successfully renegotiate contracts with these unions as they expire, any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on Great Lakes’ ability to operate Great Lakes’ business.

Great Lakes’ business would be adversely affected if it failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed.

Great Lakes is subject to the Jones Act and other federal laws that restrict dredging in U.S. waters and maritime transportation between points in the United States to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews.  Compliance with these laws increases Great Lakes’ operating costs in comparison to non-U.S. dredging operations.  Great Lakes is responsible for monitoring the ownership of its common stock to ensure its compliance with these laws.  If Great Lakes does not comply with these restrictions, it would be prohibited from operating its vessels in the U.S. market, and under certain circumstances it would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. dredging rights for its vessels, fines or forfeiture of the vessels.

In the past, interest groups have lobbied Congress to modify or repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act.  Foreign vessels generally have lower construction costs and generally operate at significantly lower costs than Great Lakes does in the U.S. markets, which would likely result in reduced pricing for dredging work.  Great Lakes believes that continued efforts may be made to modify or repeal the Jones Act laws currently benefiting U.S. flag vessels.  If these efforts are successful, it could result in significantly increased competition and have a material adverse effect on Great Lakes’ business, results of operations and financial condition.

Great Lakes has a significant amount of indebtedness, which makes Great Lakes more vulnerable to adverse economic and competitive conditions.

The Company has a significant amount of indebtedness.  As of December 31, 2006, Great Lakes had outstanding long-term indebtedness of $194.7 million and stockholders’ equity of $128.5 million. This amount of debt is substantial and Great Lakes’ debt could:

•                  require Great Lakes to dedicate a substantial portion of Great Lakes’ cash flow from operations to payments on Great Lakes’ indebtedness, thereby reducing the availability of Great Lakes’ cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit Great Lakes’ flexibility in planning for, or reacting to, changes in Great Lakes’ business and the industry in which Great Lakes operates;

•                  place Great Lakes at a competitive disadvantage compared to Great Lakes’ less leveraged competitors; or

•                  increase Great Lakes’ vulnerability to both general and industry-specific adverse economic conditions; and limit, among other things, Great Lakes’ ability to borrow additional funds.

For example, due to the reduction in Great Lakes’ earnings in 2004, Great Lakes needed to seek an amendment from its senior lenders of the covenants in its Senior Credit Agreement to provide greater flexibility.  In exchange, Great Lakes’ capital spending limits were reduced and Great Lakes’ borrowing availability under its Senior Credit Agreement was reduced.  In addition, Great Lakes obtained certain waivers during 2005 on the minimum net worth requirements under its Bonding Agreement.  See “Information Concerning Great Lakes—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Capital expenditures and other costs necessary to operate and maintain Great Lakes’ vessels tend to increase with the age of the vessel and may also increase due to changes in governmental regulations, safety or other equipment standards.

Capital expenditures and other costs necessary to operate and maintain Great Lakes’ vessels tend to increase with the age of the vessel.  Accordingly, it is likely that the operating costs of its older vessels will increase.

The average age of Great Lakes’ more significant vessels, by equipment type, is as follows:

Type of Equipment	Quantity	Weighted Average Age in Years
Hydraulic Dredges	13	39
Hopper Dredges	8	24
Mechanical Dredges	6	33
Unloaders	1	22
Drillboats	2	30
Material Barges	95	27

Total	125	29

Remaining economic life has not been presented because it is difficult to quantify. To the extent that market conditions warrant the expenditures, the Company can prolong the vessels lives indefinitely.  Great Lakes operates in an industry where a significant portion of competitors’ equipment is of a similar age.  It is common in the dredging industry to invest maintenance and capital expenditures into equipment to extend the economic life.

In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require Great Lakes to make additional expenditures.  For example, if the U.S. Coast Guard enacts new standards, Great Lakes may be required to make significant expenditures for alterations or the addition of new equipment. In order to satisfy any such requirement, Great Lakes may be required to take its vessels out of service for extended periods of time, with corresponding losses of revenues.  In the future, market conditions may not justify these expenditures or enable Great Lakes to operate its older vessels profitably during the remainder of their economic lives.

Great Lakes’ employees are covered by federal laws that may provide seagoing employees remedies for job-related claims in addition to those provided by state laws.

All of Great Lakes’ seagoing employees are covered by provisions of the Jones Act and general maritime law.  These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts.  Because Great Lakes is not generally protected by the limits imposed by state workers’ compensation statutes, Great Lakes has greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

For example, in the normal course of business, the Company is a party to various personal injury lawsuits.  The Company maintains insurance to cover claims that arise from injuries to its hourly workforce subject to a deductible. Over the last year, there has been an increase in suits filed in Texas due in large part to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers resident in Texas.  Aggressive medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement. In fiscal 2006, $4.5 million was recorded for our self-insured portion of these liabilities.  While the Company’s recorded self insurance reserves represent its best estimate of the outcomes of these claims, should these trends persist, the Company could continue to be negatively impacted in the future.  See Note 18, Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

Environmental regulations could force Great Lakes to incur significant capital and operational costs.

Great Lakes’ operations and facilities are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of other hazardous substances and materials; and air emissions.  Great Lakes is also subject to laws designed to protect certain marine species and habitats.  Compliance with these statutes and regulations can delay performance of particular projects and increase related project costs.  These delays and increased costs could have a material adverse effect on Great Lakes’ results of operations.

Great Lakes’ projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other hazardous substances and materials.  Various laws strictly regulate the removal, treatment and transportation of hazardous waste and other hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials.  Great Lakes’ demolition business, for example, requires the Company to transport and dispose of hazardous substances and materials, such as asbestos.    Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, the Company may be liable for resulting damages that its clients incur, which may be material.  The failure of certain contractual protections, including any indemnification from Great Lakes’ clients or subcontractors, to protect Great Lakes from incurring such liability could have a material adverse effect on its business, financial condition or results of operations.

Great Lakes’ demolition business (NASDI) depends on key customer relationships and its reputation in the Boston contract market developed and maintained by its key operations manager.  Loss of any of these elements would materially reduce Great Lakes’ demolition revenues and profits.

Demolition contracts are entered into on a project by project basis, so NASDI does not have continuing contractual commitments with its demolition customers beyond the terms of the current contract. The Company benefits from key relationships with certain general and construction contractors in the Boston market.  The Company also benefits from its reputation in the Boston market developed over years of successfully performing on projects.  Both of these aspects of the business were developed and are maintained through the demolition business’ key manager.  The inability to maintain relationships with these customers or obtain new customers based on NASDI’s reputation would reduce the revenue and profitability from demolition contracts.  The inability of NASDI to retain its key demolition manager would have a material adverse affect on NASDI’s current customer relationships and reputation.

Item1B.- Unresolved Staff Comments

The company has no unresolved comments from the Staff.

Item  2. – Properties

Dredging.  Great Lakes’ dredging fleet is the largest in the U.S. and one of the largest fleets in the world.  The fleet consists of over 200 pieces of equipment, including most of the large hydraulic dredges in the U.S., and is sufficient to meet the Company’s project requirements.

The following table provides a listing of the Company’s fleet of dredging equipment as of December 31, 2006, including equipment under long-term operating leases.

Type of Equipment	Quantity
Hydraulic Dredges	13
Hopper Dredges	8
Mechanical Dredges	6
Unloaders	1
Drillboats	2
Material Barges	25
Other Barges	70
Booster Pumps	7
Tugs	6
Launches and Survey Boats	53
Other ancillary equipment	30

Total	221

A significant portion of the Company’s operating equipment is subject to liens by the Company’s senior lenders and bonding company.  See Note 5 “Property and Equipment,” and Note 11, “Long-term Debt,” in the Notes to the Consolidated Financial Statements.

The Company leases approximately 40,000 square feet of office facilities in Oak Brook, Illinois, which serves as its principal administrative facility.  The primary lease for this property will expire in 2008.  The Company also leases waterfront properties in Baltimore, Maryland and Green Cove Springs, Florida.  These locations serve as mooring sites for idle equipment and inventory storage.

Demolition.   NASDI leases 13,000 square feet of office, garage and maintenance facilities in Waltham, Massachusetts, from the president of NASDI which expires in 2016.  See Note 10 “Related Party” in the Notes to the Consolidated Financial Statements.  NASDI maintains a fleet of operating equipment including excavators, loaders, trucks, and similar equipment,  to meet its project requirements.  Certain pieces of equipment are obtained under capital lease arrangements or rented on a project by project basis.

Item  3. – Legal Proceedings

Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

The Company or its former subsidiary, NATCO Limited Partnership, are named as defendants in approximately 280 lawsuits, the majority of which were filed between 1989 and 2000, and 18 of which were filed in the last three years.  In these lawsuits, the plaintiffs allege personal injury, primarily fibrosis or asbestosis, from exposure to asbestos on our vessels.  The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan.  All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket.  Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations.  However, to date, no plaintiffs with claims against the Company have sought reinstatement.  There are therefore no active pending cases against the Company.  Management does not believe that these cases will have a material adverse impact on the business.

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers.  The Company believes it has fully complied with all requests related to the federal subpoena matter and has delivered its affidavit to that effect.   The Company has received no additional communications from the Justice Department since that date; however, the matter continues to remain open. The Company continues to incur legal costs although at a much reduced level from prior years.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Katrina Claims”).  Reed v. United States, et al., No. 06-2152 (E.D. La.).  The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005.  The Reed complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes.  The complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs’ property.  The Reed complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act.  Other plaintiffs have filed similar class action complaints.  Anderson  v. U.S. et al., No. 06-5162 (E.D. La.) (filed Aug. 28, 2006); Russell v. U.S. et al., No. 06-5155 (E.D. La.) (filed on Aug. 28, 2006).  In addition, plaintiffs have filed one mass tort case. Ackerson et al.  v. Bean Dredging, LLC, No. 06-4066 (E.D. La. Aug. 1, 2006).  All these cases raise the same claims as Reed.  One dredging company has filed a cross-claim seeking contribution and indemnification.  Manson Constr. Co. et al. v. Bean Dredging, LLC, No. 06-2824 (E.D. La.) (filed on July 14, 2006). The amount of claimed damages in these claims is not stated, but is presumed to be significant.  On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court.  In re Great Lakes Dredge & Dock Company, No. 06 C 8676 (U.S. Dist. Ct., E.D. Louisiana).  This limitation action stays all outstanding Katrina lawsuits against Great Lakes, including the lawsuits mentioned above, pending resolution of Great Lakes’ exoneration and limitation claims.  Great Lakes believes that it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is was the value of the vessels which conducted the MRGO dredging work.  These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. In addition, Great Lakes maintains $150 million in insurance coverage for the Katrina Claims.  On March 9, 2007, the District Court dismissed with prejudice the Reed and Ackerson claims against Great Lakes and those plaintiff's have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit.  Great Lakes' continues to prosecute its limitation of liability proceeding against all the plaintiffs in the District Court on similar grounds that lead to the dismissals in Reed and Ackerson.  Great Lakes believes that the Katrina claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

Item  4. – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders.

Part II

Item  5. – Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Great Lakes’ common stock and warrants have been traded under the symbols “GLDD”, and “GLDDW”, respectively, on the NASDAQ Global Market since December 27, 2006. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock and warrants as reported by NASDAQ from December 26, 2006 through December 31, 2006.

	Common Stock		Warrants
	High	Low	High	Low

Fourth quarter 2006	$6.81	$5.88	$1.57	$1.45

On March 15, 2007, the reported sale prices of our common stock and warrants on the NASDAQ Global Market was $6.80 and $1.91 per share, respectively.

Holders of Record

As of March 9, 2007, we had approximately 39 shareholders of record of our common stock and one holder of record of our warrants.

Dividends

The Company has never paid or declared any cash dividends on our common stock or other securities. The ability of the Company to pay dividends is restricted by certain covenants contained in the Company’s Credit Agreement, as well as subject to limitations contained in the Company’s indenture relating to its subordinated debt.

The Company made no repurchases of its equity securities during the fourth quarter.

Item  6. - Selected Financial Data

The following table sets forth certain financial data regarding the Company and should be read in conjunction with the consolidated financial statements and notes thereto (see Item 15, “Financial Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The income statement and balance sheet data presented below have been derived from the Company’s consolidated financial statements.  The acquisition of the Company by MDP in December 2003 was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” resulting in a new basis of accounting subsequent to the transaction.  Therefore, for presentation herein and throughout the remainder of this Report, financial information relating to the Company prior to the sale transaction is denoted as Predecessor Basis, while financial information relating to the Company subsequent to the transaction is denoted as Successor Basis.

The Merger with Aldabra was accounted for as a reverse acquisition. Under this method of accounting, Great Lakes was the acquiring company for financial reporting purposes. In accordance with applicable guidance, the Merger was considered to be a recapitalization.  Accordingly, the merger was treated as the equivalent of Great Lakes issuing stock for the net monetary assets of Aldabra accompanied by a recapitalization. The net monetary assets of Aldabra, primarily cash, were stated at their fair value, which was equivalent to the carrying value, and accordingly no goodwill or other intangible assets were recorded. The following selected financial data of and for the years ended December 31, 2005, 2004, 2003 and 2002 reflect the financial position, results of operations and cash flows of Acquisition Corp. prior to the Merger.  The accumulated deficit of Acquisition Corp. was carried forward to the recapitalized Company.

	Successor Basis			Predecessor Basis
	Year Ended December 31,
	2006	2005	2004	2003	2002
		(in millions except per share data)
Income Statement Data:
Contract revenues	$426.0	$423.4	$350.9	$398.8	$362.6
Costs of contract revenues	(369.0)	(372.0)	(315.0)	(328.2)	(294.6)
Gross profit	57.0	51.4	35.9	70.6	68.0

General and administrative expenses	(30.5)	(29.3)	(26.7)	(27.9)	(29.8)
Amortization of intangible assets	(0.3)	(0.8)	(4.2)	—	—
Subpoena-related expenses	(0.6)	(2.9)	(2.3)	—	—
Impairment of goodwill and intangible	—	(5.7)
Sale-related expenses	—	—	(0.3)	(10.6)	—
Operating income	25.6	12.7	2.4	32.1	38.2

Interest expense, net	(24.3)	(23.1)	(20.3)	(20.7)	(21.1)
Sale-related financing costs	—	—	—	(13.1)	—
Equity in earnings (loss) of joint ventures	2.0	2.3	2.3	1.4	(0.1)
Minority interests	(0.2)	(0.2)	0.1	—	0.4

Income (loss) before income taxes	3.2	(8.3)	(15.5)	(0.3)	17.4

Income tax benefit (provision)	(1.0)	1.4	4.4	(1.3)	(4.4)

Net income (loss)	$2.2	$(6.9)	$(11.1)	$(1.6)	$13.0

Redeemable preferred stock dividends (1)	(8.2)	(7.7)	(7.3)	—	—
Redemption of preferred stock (1)	(2.8)	—	—	—	—
Net income (loss) available to common stockholders	$(8.8)	$(14.6)	$(18.4)	$(1.6)	$13.0

Basic and diluted earnings (loss) per share (1)	$(0.90)	$(1.57)	$(1.98)	$(32.00)	$260.00
Basic and diluted weighted average shares	9,780	9,288	9,288	50	50

	Successor Basis			Predecessor Basis
	Year Ended December 31,
	2006	2005	2004	2003	2002
Other Data:
EBITDA (2)	$52.6	$39.4	$31.7	$49.8	$54.4
Net cash flows from operating activities	33.9	10.3	17.4	19.7	28.4
Net cash flows from investing activities	(21.5)	(7.2)	(11.4)	(183.4)	(17.2)
Net cash flows from financing activities	(9.4)	(4.5)	(6.8)	164.9	(12.3)
Depreciation and amortization	25.1	24.9	26.9	16.3	15.9
Maintenance expense	32.7	29.7	22.7	27.9	25.9
Capital expenditures (3)	29.8	12.7	23.1	37.7	18.3

(1) Refer to Note 1 in the Company’s Financial Statements for the years ended December 31 2006, 2005 and 2004 for additional details regarding these calculations.

(2) EBITDA in 2005 included the impact of a non-cash right down of goodwill and intangibles for $5.7 million for the demolition business. In 2003 EBITDA includes the impact of sale-related expenses totaling $10.6 million, related to the sale of the Company in 2003. For the definition of EBITDA and a reconciliation, please see the discussion immediately following.

(3) Capital expenditures in 2006 includes approximately $3.9 million spent to buy out certain equipment previously under long-term operating leases and $10.4 million related to the reconfiguration of a dredge into a material handling barge that was funded through a sale-leaseback under a long-term operating lease. Capital expenditures in 2004 includes spending of approximately $12.7 million on equipment that was funded by sale-leaseback under an operating lease. Capital expenditures in 2003 includes approximately $15.0 million used to buy out certain operating equipment previously under operating lease, $3.6 million related to a barge being constructed as part of a like-kind exchange, and a $0.8 million deposit on construction of two new rock barges.

	Successor Basis				Prede- cessor Basis
	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and equivalents	$3.6	$0.6	$2.0	$2.8	$1.5
Working capital	42.9	48.4	39.2	50.5	14.6
Total assets	528.4	507.5	508.6	522.9	287.5
Total debt	194.7	250.8	254.3	258.7	172.8
Total stockholder’s equity (deficit)	128.5	78.1	85.9	97.0	(12.4)

EBITDA, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends.  The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of its primary stakeholders (i.e. its stockholders, bondholders and banks) use EBITDA to evaluate the Company’s period to period performance.   Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, EBITDA is the measure the Company uses to assess performance for purposes of determining compensation under its incentive plan.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.  As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business.  For these reasons, the Company uses operating income to measure its operating performance and uses EBITDA only as a supplement.  EBITDA is reconciled to net income (loss) in the table of financial results.

	Sucessor Basis			Predecessor Basis
	Years Ended December 31,
	2006	2005	2004	2003	2002
			(in millions)

Net income (loss)	$2.2	$(6.9)	$(11.1)	$(1.6)	$13.0
Adjusted for:
Interest expense, net	24.3	23.1	20.3	20.7	21.1
Sale-related financing costs	—	—	—	13.1	—
Income tax expense (benefit)	1.0	(1.4)	(4.4)	1.3	4.4
Depreciation and amortization	25.1	24.6	26.9	16.3	15.9
EBITDA	$52.6	$39.4	$31.7	$49.8	$54.4

Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Great Lakes is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance, in which sectors the Company has experienced an average combined bid market share in the U.S. of 37% over the past three years.  The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers, which has responsibility for federally funded projects related to navigation and flood control.  In 2006, approximately 41% of the Company’s dredging revenues were earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and U.S. Navy.  This percentage of revenues from the federal government is significantly down from the prior three year average (2003-2005) of 75%.  The Company anticipates this percentage will increase once the Corps’ funding issues are resolved.   Therefore, the Company tracks the annual appropriation process, to the extent that information is available, to assist it in planning for and managing its operations.  However, the Company continues to diversify its revenue base, taking on additional work overseas, as well as private work domestically. The Company has continued its role as the only U.S. dredging contractor with significant international operations, which represented an average of 18% of its dredging contract revenues over the past three years.  The international operations provide additional customer diversification, which can be particularly beneficial if there is a downturn in the domestic economy.

The Company also owns 85% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area.  NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. One NASDI management stockholder retains a 15% non-voting interest in NASDI, which is reflected as the minority interest in the Company’s consolidated financial statements.  Since the acquisition of NASDI in 2001, the Company has operated in two reportable segments: dredging and demolition.

Contract Revenues

Most of the Company’s dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid.  The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

The Company recognizes contract revenues under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects.  For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project.  For demolition projects, contract revenues are adjusted to reflect the estimated gross profit percentage.  Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.  Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled.   Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition.  The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues.  Modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project.  These expenditures are reported as prepaid expenses.

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, insurance, fuel, maintenance and supplies), subcontracts, rentals, lease expense, and project overhead.  The hourly labor is generally hired on a project basis and laid off upon the completion of the project.  Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.  Generally, capital projects have the highest margins due to the complexity of the projects, while beach nourishment projects have the most volatile margins because they are most often exposed to weather conditions.

The Company’s cost structure includes significant annual fixed costs, including depreciation, maintenance, insurance and long-term equipment rentals, averaging approximately 22% to 25% of total costs of contract revenues.  During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly.  Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year to better match revenues and expenses.  Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual fixed equipment costs.  In the fourth quarter, any over and under allocated fixed equipment costs are recognized such that the expense for the year equals actual fixed equipment costs.  As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual fixed equipment costs incurred.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are discussed in the notes to the financial statements.  The application of certain of these policies requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.   If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results.

Percentage-of-completion method of revenue recognition – The Company’s contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process.  For dredging projects, the Company uses engineering estimates of the physical percentage of completion.  For demolition projects, the Company uses estimates of remaining costs-to-complete to determine project percent complete.  In preparing its estimates, the Company draws on its extensive experience in the dredging and demolition businesses and its database of historical information to assure that its estimates are as accurate as possible, given current circumstances.   Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.  Claims for additional compensation are not recognized in contract revenues until such claims are settled.  It is reasonably possible that cost and profit estimates may be reviewed on a periodic basis to reflect changes in expected project performance.

Impairment of goodwill – SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Great Lakes’ believe that this accounting estimate is a critical accounting estimate because: (1) goodwill is a significant asset and (2) the impact that recognizing an impairment would have on the asset reported on the consolidated balance sheets, as well as the consolidated statement of operations, could be material.

The Company assesses the fair value of the reporting unit considering both the income approach and market approach. Under the market approach, the fair value of the reporting unit was based on a valuation of the Company by a third party in conjunction with the Aldabra Merger. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. The estimates are based on assumptions that the Company believes to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. Actual future results may differ from those estimates.

At December 31, 2006, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by MDP on December 23, 2003. Goodwill was allocated between the Company’s two reporting units, Dredging and Demolition at that time based on the value assigned to each unit.  At December 31, 2006 and 2005, Dredging goodwill was $79 million and Demolition goodwill was $19 million.  Goodwill was tested for impairment during the third quarter of 2006. At which time it was concluded that the fair value of the reporting unit was in excess of the carrying value. The next annual impairment test will be performed on September 30, 2007.

Impairment of long-lived assets – In assessing the recoverability of the Company’s long-lived assets, primarily operating equipment and intangible assets other than goodwill, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As it relates to its operating equipment, the Company may estimate cash flows and make assumptions regarding useful lives based on internal historical operating data.  If these estimates or their related assumptions change the fair value of these assets in the future, the Company may be required to record impairment charges.

Self-insurance reserves – The Company self-insures estimated costs associated with workers’ compensation claims, hull and equipment liability and general business liabilities, up to certain limits.  Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported.  In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim.  Trends in actual experience are a significant factor in determination of such reserves.

Income taxes – The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year.  Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.  The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments.  The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental.  Management believes it has adequately provided for potential losses that are both probable and reasonably estimable related to these matters.  However, the Company’s future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

Quarterly Results of Operations

The following table sets forth the components of net income (loss) on a quarterly basis for the years ended December 31, 2006 and 2005.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions except per share data)
2006
Contract revenues	$108.4	$114.1	$81.7	$121.8
Costs of contract revenues	(96.8)	(96.5)	(72.2)	(103.5)
Gross profit	11.6	17.6	9.5	18.3

General and administrative expenses	(7.3)	(7.1)	(6.3)	(9.8)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Subpoena-related expenses	(0.3)	(0.1)	(0.2)	—
Operating income	3.9	10.3	2.9	8.4
Interest expense, net	(6.2)	(6.0)	(5.1)	(7.0)
Equity in earnings of joint ventures	0.1	0.5	0.7	0.8
Minority interest	0.0	(0.1)	(0.0)	—
Income (loss) before income taxes	(2.2)	4.7	(1.5)	2.2

Income tax benefit (provision)	0.7	(1.7)	0.5	(0.5)

Net income (loss)	$(1.5)	$3.0	$(1.0)	$1.7

Redeemable preferred stock dividends	(2.0)	(2.0)	(2.2)	(2.0)
Redemption of preferred stock	—	—	—	(2.8)
Net income (loss) available to common stockholders	$(3.5)	$1.0	$(3.2)	$(3.1)

Basic and diluted earnings (loss) per share	$(0.38)	$(0.10)	$(0.35)	$(0.27)
Basic and diluted weighted average shares	9,288	9,288	9,288	11,256

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions except per share data)
2005
Contract revenues	$99.9	$93.4	$119.7	$110.4
Costs of contract revenues	(92.9)	(82.0)	(103.1)	(94.0)
Gross profit	7.0	11.4	16.6	16.4

General and administrative expenses	(6.7)	(7.0)	(7.5)	(8.1)
Amortization of intangible assets	(0.2)	(0.2)	(0.2)	(0.2)
Subpoena-related expenses	(0.9)	(0.9)	(0.5)	(0.6)
Impairment of goodwill and intangible	—	—	(5.7)	—
Operating income (loss)	(0.8)	3.3	2.7	7.5
Interest expense, net	(6.3)	(4.6)	(6.4)	(5.8)
Equity in earnings of joint ventures	(0.1)	0.9	1.0	0.5
Minority interest	0.0	(0.2)	(0.1)	0.1
Income (loss) before income taxes	(7.2)	(0.6)	(2.8)	2.3

Income tax benefit (provision)	2.5	0.1	(0.9)	(0.3)

Net income (loss)	$(4.7)	$(0.5)	$(3.7)	$2.0

Redeemable preferred stock dividends	(1.8)	(1.9)	(2.0)	(2.0)
Net income (loss) available to common stockholders	$(6.5)	$(2.4)	$(5.7)	$(0.0)

Basic and diluted earnings (loss) per share	$(0.70)	$(0.26)	$(0.61)	$(0.00)
Basic and diluted weighted average shares	9,288	9,288	9,288	9,288

Results of Operations – Fiscal Years

The following table sets forth the components of net income as a percentage of contract revenues for the years ended December 31:

	2006	2005	2004

Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(86.6)	(87.9)	(89.8)
Gross profit	13.4	12.1	10.2
General and administrative expenses	(7.1)	(6.9)	(7.6)
Amortization of intangible assets	(0.1)	(0.2)	(1.2)
Subpoena-related expenses	(0.1)	(0.7)	(0.7)
Impairment of goodwill and intangible	—	(1.3)	—
Operating income	6.1	3.0	0.7
Interest expense, net	(5.8)	(5.5)	(5.8)
Equity in earnings of joint ventures	0.4	0.5	0.7
Minority interest	—	—	—
Income (loss) before income taxes	0.7	(2.0)	(4.4)
Income tax benefit (provision)	(0.2)	0.3	1.2
Net income (loss)	0.5%	(1.7)%	(3.2)%

Components of Contract Revenues and Backlog

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended and backlog as of December 31 (in thousands):

	2006	2005	2004
Revenues
Dredging:
Capital - U.S.	$127,205	$161,125	$141,674
Capital - foreign	86,039	47,402	62,862
Beach nourishment	94,476	92,746	51,289
Maintenance	69,514	72,989	57,982
Demolition	48,746	49,137	37,055
	$425,980	$423,399	$350,862

	2006	2005	2004
Backlog
Dredging:
Capital - U.S.	$72,037	$94,504	$180,886
Capital - foreign	184,814	90,043	42,617
Beach nourishment	56,018	61,391	23,178
Maintenance	39,691	14,883	33,075
Demolition	16,645	17,365	11,361
	$369,205	$278,186	$291,117

The year ended December 31, 2006 was another solid year for the Company.  While the Corps continued to struggle with various funding issues, the Company worked to diversify its revenue base.  The Corps has been hampered in getting projects out to bid due to the current federal budget constraints; the change over to central control in Washington governing the release of Corps funds; and new restrictions on the use of “continuing contracts” that require the Corps to have funding for the entire contract, not just the current year’s work, before letting the contract out for bid.    Fortunately, state and local authorities have been developing funding sources for beach work to protect vital tourism and beachfront property investments.  In addition, the developing market for new LNG terminals has recently produced privately funded demand for dredging work. Both situations have filled the void in the domestic market caused by the Corps’ funding difficulties.   The 2006 bid market was on par with the 2005 bid market and Great Lakes won a sizable share at 36%.  In 2006, the Company concluded primary operations on its two year project in Bahrain and began initial operations on a three year land reclamation project, “Diyaar”, also in Bahrain.  Land reclamation projects involve the creation of land off-shore for the development of housing, recreational, port or other facilities. Additionally, toward the end of 2006, the Company expanded its presence in the Middle East by repositioning more vessels overseas and signing two further projects in Bahrain for a combined value in excess of $50 million. Throughout the year, the Company experienced good utilization of its fleet, both domestically and internationally, with stronger contract margins on the projects performed.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues for the year ended December 31, 2006 were $426.0 million, up slightly from 2005 revenues of $423.4 million.  While fleet utilization between years was similar, the increase in gross margin to 13.4% from 12.1% a year ago was a result of the improvement in both domestic and foreign project margins despite the negative impact of the increases in the Company’s self-insured claims reserves recorded during the year.

Dredging revenues were $377.2 million in 2006, an increase of $3.0 million over 2005 revenue.   Detail of the mix of revenue is below.  Dredging gross profit was 13.1% in 2006 compared to 11.6% in 2005; again, this is due to improvement in margins on both domestic and foreign projects.

•                  Domestic capital dredging revenues decreased $33.9 million, or 21%, to $127.2 million in 2006 from $161.2 million in 2005. Capital work was down over last year due to the continued funding issues at the Corps that delayed capital work put out for bid.  However, privately funded work helped offset this decline in the federally funded capital market.  The developing market for new LNG terminals has recently produced privately funded demand for dredging work, providing more than $70 million in revenue in 2006.  The Company completed its first LNG terminal project in Freeport, Texas in the third quarter of 2006 and began another LNG terminal project in Golden Pass, Texas.  Approximately one third of this $70 million project was completed in the fourth quarter of 2006 and the remainder of the work will be completed in 2007.

•                  The Company’s 2006 revenue from beach nourishment projects of $94.5 million was on par with revenue of $92.8 million in 2005.  The market experienced a reduction in beach nourishment work during 2006 to $126 million following the 2005 record market of $297 million.  However, the beach nourishment market remained robust and was above the beach market in years prior to 2005. Fortunately, while the Corps’ funding has been minimal, more beach communities have taken over the responsibility for developing funding sources to meet their beach nourishment needs and are putting out their own projects for bid. Great Lakes completed over $80 million of beach work in 2006 for non-federally funded customers.

•                  Revenues from maintenance projects in 2006 of $69.5 million were similar to 2005 revenues of $73.0 million. The 2006 maintenance market was above the prior five year historical annual average markets as the Corps continues to put maintenance work out to bid despite struggling to fund Capital work.

•                  Revenues from foreign dredging operations in 2006 totaled $86.0 million, which is an increase of $38.6 million, or 82% from 2005 revenues of $47.4 million, as the Company performed work on a large land reclamation project in Bahrain throughout the year and mobilized and began dredging on the three year, multi-phase Diyaar project also in Bahrain.

NASDI’s 2006 demolition revenue was $48.7 million, on par with 2005 revenues of $49.1 million.  The demolition sector has consistently generated this level over the past several years.  The activity in the Boston area continues to provide constant opportunities for NASDI to take on a good amount of small projects and a number of larger projects in the range of $1 to $5 million. The gross profit margin attributable to NASDI’s demolition business was 15.2%, down compared to 16.4% in 2005. This decrease was the result of more interior demolition projects.  Interior demolition requires more labor and precision processes than exterior work and has more volatile margins.

For the year ended December 31, 2006, general and administrative expenses totaled $31.4 million, compared to $38.7 million in 2005.  2005 includes the impact of a non-cash write-down of goodwill and intangible assets of $5.7 million, related to the Company’s demolition segment.  In the third quarter of each year the Company performs its annual test for impairment of goodwill.  In 2005, Great Lakes renegotiated its compensation arrangements with the president of its demolition segment.  As a result of the increased incentive compensation to be paid in the future, Great Lakes revised future performance expectations for this segment, and wrote down the value of goodwill and certain intangible assets related to the segment by $5.7 million, which impacted the 2005 quarter.  There is no impairment in 2006.  2006 expense included $0.6 million of expense for legal fees and other costs related to the provision of documents in response to the Department of Justice’s subpoena, a significant decrease compared to 2005 expense of $2.9 million.  This decrease is a result of the minimal activity related to this matter throughout 2006.   This matter is discussed further in Item 3, “Legal Proceedings.”

Operating income for the dredging segment was $21.9 million, up $6.7 over 2005 operating income of $15.2.  This is due to improved margins on projects performed throughout year.   Demolition operating income was $3.7 million in 2005 compared to operating loss of $2.5 million in 2005.  The increase in 2006 for NASDI was a result of the negative impact from the impairment of goodwill and intangibles of $5.7 million discussed above in 2005.

The Company’s net interest expense for the year ended December 31, 2006 totaled $24.3 million compared to $23.1 million in 2005.  Included in interest expense is $1.4 million in deferred financing fees that were written off as a result of the merger. Additionally, a decrease in the company’s average debt outstanding offset an increase in the underlying interest rates

As a result of its 2006 net income, the Company incurred income tax expense of $1.0 million.  In 2005, the Company had an income tax benefit of $1.3 million.  Tax expense in 2006 resulted from the return to profitability but was offset by an increase in work performed in foreign locations that have more favorable tax rates.

For the year ended December 31, 2006, the Company generated net income of $2.2 million compared to a net loss of $6.9 million for the year ended December 31, 2005.  2006 generated net income as a result of improved margins on work performed throughout the year and the 2005 net loss included the $5.7 million non-cash write-down of goodwill and intangible assets.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Company’s revenues for 2005 were $423.4 million, representing an increase of $72.5 million, or 20.7%, compared to 2004 revenues of $350.9 million.  The increase in revenues was driven by the increase in domestic dredging revenue resulting from performing certain capital projects in backlog that the Corps had postponed in 2004, coupled with the increase in bidding activity as discussed previously, as well as an increase in activity from the demolition business.  The Company experienced improved equipment utilization and increased revenue throughout the year.

The Company’s 2005 gross profit margin was 12.1%, which improved from the 2004 level of 10.2%. The improvement in 2005’s gross profit margin was primarily attributable to the mix of projects performed during the year, including more capital work with improved margins and the decreased impact of fixed costs relative to the increased level of utilization for the year.

Dredging revenues were $374.3 million in 2005, an increase of $60.5 million over 2004 revenue.   Detail of the revenue increase is below.  Dredging gross profit was 11.6% in 2005 compared to 9.4% in 2004.  Again, this is due to increased fleet utilization throughout the year as more work in backlog was performed and the bid market continued to strengthen.

•                  Domestic capital dredging revenues increased $19.5 million, or 13.7%, to $161.2 million in 2005 from $141.7 million in 2004.  As mentioned above, the increase resulted in part from the Corps’ funding capital projects that were in the Company’s backlog but had been previously postponed, including work at the Company’s projects in Brunswick, GA and Wilmington, NC.  The Company also performed work on capital projects in Miami, FL, Arthur Kill, NY and Oakland, CA.

•                  The Company’s 2005 revenues from beach nourishment projects of $92.8 million were significantly greater than the 2004 level of $51.3 million.  The 2005 beach bid market was $297 million, well in excess of the prior five year historical annual average of approximately $114 million. Much of the 2005 beach work was funded by an emergency supplemental bill passed in 2004 to pay for damage from the severe hurricane season experienced in 2004, particularly along the coasts of Florida.

•                  Revenues from maintenance projects in 2005 increased $15 million, or 26.9%, to $73.0 million compared to $58.0 million in 2004. The 2005 maintenance market was on par with the prior five year historical annual average markets.  The Company’s portion of revenues generated from maintenance work fluctuates depending on the Company’s availability of equipment for such work.

•                  Revenues from foreign dredging operations in 2005 totaled $47.4 million, which is down $15.5 million, or 24.6% from 2004 revenues of $62.9 million, as the Company completed one large project in Bahrain and began mobilized onto a second sizable job in the same country.

NASDI’s 2005 demolition revenues of $49.1 million, increased $12.0 million, or 32.3%, over 2004 revenues of $37.1 million.  The demolition sector had solid activity in 2005 with an increase in both the number of projects and the number of larger projects (in the range of $1 to $5 million). The gross profit margin attributable to NASDI’s demolition business stayed relatively consistent at 16.4% compared to 16.8% in 2004.

For the year ended December 31, 2005, general and administrative expenses totaled $38.7 million, compared to $33.5 million in 2004.  2005 includes the impact of a non-cash write-down of goodwill and intangible assets of $5.7 million, related to the Company’s demolition segment.  Although NASDI has shown improvement in earnings during 2005 and is expected to continue to achieve positive cash flows in the future, Company management does not believe it will meet the future returns contemplated when the goodwill was originally allocated through purchase accounting in 2003.  These downward revised projections for the demolition business are attributable to higher anticipated incentive compensation required to retain its key manager.  Included in both years’ expense is amortization of intangibles, which decreased in 2005 to $0.8 million from $4.2 million in 2004 due to the relatively short term nature of the most significant intangibles, recorded in purchase accounting in 2003.  In addition, both 2005 and 2004 include significant expense of $2.9 and $2.3 million respectively, for legal fees and other costs related to the provision of documents in response to the Department of Justice’s subpoena.  2004 expense also includes $1.3 million for the settlement cost of litigation related to NASDI.  Therefore, excluding the incremental costs in each year, the Company’s 2005 general and administrative expenses would have been approximately $3.9 million greater, primarily as a result of increased incentive compensation, driven by the improvement in the Company’s dredging segment, along with the additional incentive compensation recorded by the Company’s demolition segment.

Operating income for the dredging segment was $15.2 million, up $13.7 over 2004 operating income of $1.5.  This is due to the increased revenue in 2005 as well as the increased utilization throughout the year.   Demolition operating loss was $2.5 million in 2005 compared to operating income of $0.9 million in 2004.  Although NASDI had a strong year and significantly increased revenue, the impairment of goodwill and intangibles write down of $5.7 million discussed above negatively impacted operating income.

The Company’s net interest expense for the year ended December 31, 2005 totaled $23.1 million compared to $20.3 million in 2004.  The increase was due to the higher underlying interest rates and larger spreads on the Company’s variable rate debt.

As a result of its 2005 net operating loss, the Company generated an income tax benefit of $1.3 million.  In 2004, the resulting income tax benefit was $4.4 million.

For the year ended December 31, 2005, the Company incurred a net loss of $6.9 million compared to a net loss of $11.1 million for the year ended December 31, 2004.  The 2005 net loss, which includes the $5.7 million non-cash write-down of goodwill and intangible assets, is improved over the 2004 net loss primarily due to the increased utilization and gross margins as described above.

Bidding Activity and Backlog

The Company’s contract backlog represents management’s estimate of the revenues that will be realized under the portion of the contracts remaining to be performed.  Such estimates are subject to fluctuations based upon the amount of material actually dredged as well as factors affecting the time required to complete the job.  In addition, because a substantial portion of the Company’s backlog relates to government contracts, the Company’s backlog can be canceled at any time without penalty; however, the Company can generally recover the actual committed costs and profit on work performed up to the date of cancellation.  Consequently, backlog is not necessarily indicative of future results.  The Company’s backlog includes only those projects for which the customer has provided an executed contract.

Dredging.  The domestic dredging bid market for the 2006 year totaled just over $714 million and was on par with the last two years.  While last year the beach market surged to almost $300 million, with the special appropriations related to hurricane damage, this year it returned to a more typical level of $126 million.  At the same time, the maintenance work let this year continued to increase, reaching almost $350 million compared with an average of $260 million for last three years.  Capital work increased as well with the addition of private LNG terminal development projects.  Great Lakes share of the overall market in 2006 was 36% which is in line with historical averages over the last five years.

The Company’s dredging backlog at December 31, 2006 totaled $352.6 million, which compares to $260.8 million at December 31, 2005.

Approximately 20% of the Company’s year-end dredging backlog of $352.6 million consists of Deep Port or other domestic capital dredging work, which will be substantially performed in 2007.  Only three federally funded capital projects, which were also Deep Port projects, were awarded in 2006 with a total value of $137 million.  While this is more Deep Port work than came out in 2005, the size of these traditionally large projects has shrunk.  In 2006, the Corps began bidding projects that include a base amount of work which can be more easily funded, plus options for additional work that can be awarded as more funds are released. The problem for Great Lakes and the industry overall is the scheduling of equipment and forecasting utilization since the contractor has to commit and reserve equipment for a scope of work that may never be awarded. The 2006 market also included other capital projects not funded by the federal government valued at approximately $112 million and the Company won 56%, or $62 million, of this work.

The domestic capital dredging market includes “Deep Port” projects that are authorized under the 1986 Water Resources Development Act, or WRDA, which had typically been amended or supplemented every two years up until December of 2000.  Unfortunately, the 2006 version of the bill did not pass before Congress ended its session in November last year.  There is optimism that the bill will pass in the new Congress within the next few months.  The important positives for the industry included in the current WRDA are authorization of various additional harbor deepening projects and approval of 12 priority projects under the Louisiana Coastal Restoration Plan. Given the current funding issues for all dredging work, a new authorization bill would not have much impact in the near term but would provide support for continuing Deep Port projects in the future.

Beach backlog decreased slightly to $56.0 million in 2006 from $61.4 million at the end of 2005. The 2006 beach nourishment bid market totaled $126 million, which is below the  average bid market over the last five years of $147 million, primarily due to the record bid market of $297 million in 2005.  Exclusive of this anomaly in 2005, the 2006 bid beach bid market was solid.  The Company won $72 million, or 57%, of this work, bringing the Company’s beach backlog to $56 million at December 31, 2006. While the 2005 beach nourishment market clearly benefited from the supplemental federal funding passed in 2004,  the 2006 Corps’ funding has been minimal. Fortunately, more beach communities have taken over the responsibility for developing funding sources to meet their beach nourishment needs and are putting out their own projects for bid. Great Lakes completed over $80 million of beach work in 2006 for non-federally funded customers.  Based on discussion with numerous local communities and the Corps, the Company has identified beach projects from both federally funded and non-federally funded customers valued at approximately $190 million that management believes may be bid in the next 6 to 12 months.

Maintenance backlog was $39.7 million at the end of 2006, a significant increase from $14.9 million at the end of 2005.  The 2006 maintenance bid market totaled $341.8 million, which is well above the average maintenance market over the last five years of $273.4 million.  Despite the Corps’ chronic funding issues, maintenance work continues to be put out to bid and provides steady work.  The Company’s share of the 2006 market was 34%.

Foreign capital backlog increased to $185 million at the end of 2006 compared to $90 million at the end of 2005.  This increase is due to the addition of the Diyaar land reclamation project in Bahrain.  Phase one of the project has been awarded with revenues of approximately $150 million to Great Lakes.  Work began on this project in the fourth quarter of 2006.  Phase one will require approximately three years to complete.  The second phase, which can be awarded by the customer any time prior to June of 2009, would also result in revenue of approximately $150 million to Great Lakes if awarded and will take an additional two years to complete.  At December 31, 2006, including the second phase of Diyaar, the Company had dredging work pending award valued at $186.0 million.  The revenue value of these low bids and options pending award will be reflected in the Company’s backlog upon execution of signed agreements for the work.

Demolition.  The Company’s demolition backlog at December 31, 2006 totaled $16.6 million, which compares to $17.4 million at December 31, 2005.  The 2006 year-end backlog includes five new projects each valued in excess of $1 million and a typical complement of mid-size projects. With an improved economy in the New England area, NASDI anticipates opportunities to bid on number of larger projects over the next year, increasing the potential for improved volume and margins in this segment.

Changes in Financial Condition

As discussed in the notes to the consolidated financial statements, the Company accounted for the acquisition of GLDD Acquisitions Corp. by MDP as a purchase, in accordance with SFAS No. 141, “Business Combinations.”  This resulted in a new basis of accounting, effective December 31, 2003, at which point the Company reflected its assets and liabilities at fair value.  The excess of the purchase price paid over the net assets acquired was allocated primarily to property and equipment and other intangible assets, and deferred taxes related thereto, with the remaining excess recorded as goodwill. Each year the Company performs its annual assessment for the impairment of goodwill and intangibles.  As previously noted, in 2005 a $5.7 million non-cash write down was recorded related to the goodwill and intangibles in the demolition business that had been established as a result of the 2003 purchase price allocation.  There was no impairment in 2006.

The Company’s operations were previously held by GLDD Acquisitions Corp. (“Acquisitions Corp.”), which merged with a subsidiary of Aldabra Acquisition Corporation (“Aldabra”) on December 26, 2006.  Aldabra was a blank check company formed for the purpose of raising capital through an initial public offering with the intent to use the proceeds to merge with a business to build long term value.  Under the terms of the Agreement and Plan of Merger entered into on June 20, 2006 (the “Merger”), the stockholders of Acquisitions Corp. received 28,906,189 shares of Aldabra stock in exchange for all common and preferred stock outstanding.  Aldabra then merged into an indirect wholly-owned subsidiary and, in connection with this holding company merger, the stockholders of Aldabra, including the former Acquisitions Corp. stockholders, received stock in a new holding company that was subsequently renamed “Great Lakes Dredge & Dock Corporation.”

The Company is owned approximately 67% by MDP, and approximately 5% by Great Lakes’ management, with the remaining shares held by the former Aldabra shareholders.  At December 31, 2006, 516,658 of shares were held in escrow pending the delivery of closing financial statements of Acquisition Corp. and the final determination of the working capital and net indebtedness amounts.  Such shares were released from escrow following finalization of these amounts.  In addition, an additional 120,511 shares were issued to the former Acquisitions Corp. shareholders as a result of the post-closing adjustment.

Liquidity and Capital Resources

Historical

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility (see Note 11, “Long-term Debt” in the Notes to the Consolidated Financial Statements).  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows provided by operating activities for the years ended December 31, 2006, 2005 and 2004 totaled $33.9 million, $10.3 million and $17.4 million, respectively.  The increase in 2006 is a result of improved earnings as well as temporary reduction in working capital on favorable contract billing terms.  The decrease in 2005 compared to 2004 was a result of the differing levels of activity.  The increased activity in 2005 used cash versus the 2004 decline in activity.  In 2006, 2005 and 2004, the Company also received distributions from its equity joint ventures totaling $0.6 million $1.6 million and $1.9 million, respectively. In 2004, the Company’s cash flows from operations benefited from the receipt of income tax refunds.

The Company’s net cash flows used in investing activities for the years ended December 31, 2006, 2005 and 2004 were $21.5 million, $7.2 million and $11.4 million, respectively.  The use of cash relates primarily to equipment acquisitions, offset by proceeds on the sale of equipment.  In 2006, the company incurred capital expenditures of $29.8 million.  Capital spending included $10.4 million related to the conversion of the dredge Long Island into a material re-handling barge and in December it was sold for $12 million and leased back under a long term operating lease arrangement. Also, included in the years total spending was $3.9 million for the purchase of the dredge Victoria Island and two scows upon exercise of the early buy-out options related to the long term operating lease arrangements of these vessels. NASDI’s spending has also increased from prior years related to leasehold improvements for a new office and garage facility on which $1 million was spent.   In 2005, the Company incurred capital expenditures of $12.7 million.  This was offset by proceeds of $5.5 million, of which $4.4 million was for a rock barge that was constructed in 2005 and then sold and leased back under an operating lease.  No gain was recognized on this transaction.  In 2004, the Company incurred capital expenditures of $23.1 million.  This was offset by proceeds of $10.3 million, which included $4.6 million for a rock barge that was constructed in 2004 and then sold and leased back under an operating lease, $4.7 million for capital improvements on the Company’s mechanical dredges that were reimbursed and financed by the lessor, and proceeds for other miscellaneous equipment disposals.

The Company’s net cash flows used in financing activities for the years ended December 31, 2006, 2005 and 2004 were $9.4, $4.5 million and $6.8 million, respectively.  In 2006, a voluntary prepayment of $3.0 million was made on the Tranche B Term Loan facility.  Additionally, as a result of the merger with Aldabra, the Company received $48.7 million in net proceeds that were used to pay off its senior bank facility Term Loan B.  Previous years’ cash flows primarily related to scheduled payments under the Company’s senior Equipment Term Loan and voluntary prepayments made under the Company’s senior bank facility Term Loan B of $3.5 million and $2.5 million, respectively.  In 2004, the Company also incurred financing fees of $1.1 million to obtain an amendment to its Credit Agreement and Equipment Term Loan (collectively, “Senior Credit Agreements”), as discussed below.

Prospective

The Company’s Credit Agreement contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness, including the senior subordinated notes, and it requires the Company to satisfy financial condition tests and to maintain specified financial ratios, such as a maximum total leverage ratio, maximum senior leverage ratio, minimum interest coverage ratio and maximum capital expenditures.  It also prohibits the Company from declaring or paying any dividends and from making any payments with respect to the senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the Credit Agreement or if payment creates a default under the Credit Agreement.  The Company’s bonding agreement and Equipment Term Loan contain similar restrictive covenants and financial condition tests.

As previously noted Great Lakes merged with a subsidiary of Aldabra Acquisition Corporation, a publicly traded blank check company on December 26, 2006 and is now traded on the NASDAQ. By virtue of the funds received in conjunction with the merger, the Company paid down in full its senior bank term debt of just over $50 million.  The Company’s $175 million of 7¾% Senior Subordinated Notes due 2013 remain outstanding.  This merger has allowed the Company to de-lever which will allow more flexibility in pursuing opportunities in 2007 and beyond.  At December 31, 2006, the Company had total debt of $194.7 million, total cash and equivalents of $3.6 million, and outstanding performance letters of credit totaling $39.3 million.  The Company had no revolver borrowings outstanding and therefore total availability was $39.2 million.  At December 31, 2006, Great Lakes was in compliance with all financial covenants in its senior credit agreements and surety agreement.

The Company current facility expires in December 2008.  The Company anticipates, in the coming year, refinancing this loan to seek to obtain more favorable terms and greater flexibility.

Company management believes its anticipated cash flows from operations and current available credit under its revolving credit facility or a refinanced facility will be sufficient to fund the Company’s operations and its capital expenditures, and meet its current annual debt service requirements of approximately $18 million for the next twelve months.

Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its senior credit agreements and bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

In February 2004, the Company entered into an interest rate swap arrangement, which in July 2006 was extended through December 15, 2013, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s senior subordinated notes.  The fair value accounting for the swap resulted in a non cash gain of $0.2 million in 2006 and an additional non-cash charge to interest expense of $0.9 million in 2005.   This represents the current fair value of the swap arrangement based on the anticipated future rates.  The Company made payments of approximately $0.6 million and $0.2 million in 2006 and 2005, respectively, on this swap arrangement.  The swap is not accounted for as a hedge, so the fair value is recorded directly to interest expense, thereby introducing potential income volatility on a quarter-by-quarter basis.

The Company has entered into operating lease agreements for certain dredging assets and office space, which require annual operating lease payments declining from $16 million to $10 million over the next five years.  See Note 14 “Lease Commitments” in the Notes to the Consolidated Financial Statements.  As previously mentioned, in 2006 the Company entered into a sale-lease back transaction for the dredge Long Island. Proceeds from the sale were $12 million, of which $1.5 million was placed in an escrow account, to be distributed upon termination of the lease.  The lease is appropriately accounted for as an operating lease and a deferred gain was recorded that will be recognized over the life of the lease.  Additionally, the Company expects to incur annual maintenance expenses of approximately $28 million.  Amounts expended for operating leases and maintenance expenses are charged to operations on an annual basis. Planned capital expenditures, which primarily include support equipment and equipment upgrades, are expected to require spending of approximately $13 million to $18 million annually, to the extent permitted by the Company’s revised Senior Credit Agreements.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2006.  Additional information related to these obligations can be found in Notes 11 and 14 to the Consolidated Financial Statements.

		Obligations coming due in year(s) ending:
			2008-	2011-	2014 and
	Total	2007	2010	2013	beyond
			(in millions)

Long term bank debt (1)	$2.4	$2.4	$—	$—	$—
Equipment term debt (1)	24.7	3.6	9.6	11.5	—
Senior subordinated notes (2)	269.9	13.6	40.7	215.7	—
Operating lease commitments	115.2	15.5	37.5	28.5	33.7
Capital lease obligations	2.1	1.0	1.1	—	—

Total	$414.4	$36.1	$88.9	$255.7	$33.7

(1)  Includes cash interest calculated at weighted average borrowing rates at December 31, 2006, assuming required principal payments are made in accordance with the agreement terms.

(2)  Includes cash interest payments calculated at stated fixed rate of 7.75%.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract performance guarantees and insurance payment liabilities totaling $39.3 million at December 31, 2006.  All were undrawn at year-end.

The Company has granted liens on certain of its operating equipment with net book values at December 31, 2006 of $76.7 million, as security for borrowings under its Credit Agreement.  The Company’s Credit Agreement also contains provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions.

The Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $16 million to $10 million over the next five years.  These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception.  The tax indemnifications do not have a contractual dollar limit.  To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects.  The Company obtains its performance and bid bonds through a bonding agreement with Travelers, which has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $80.4 million at December 31, 2006. The bonding agreement also contains provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions.  Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $5 to $10 million. At December 31, 2006, the Company had outstanding performance bonds valued at approximately $289.8 million; however, the revenue value remaining in backlog related to these projects totaled approximately $168.4 million.

Certain foreign projects performed by the Company have warranty periods, typically spanning no more than three to five years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period.  Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications.

The Company considers it unlikely that it would have to perform under any of these aforementioned contingent obligations and performance has never been required in any of these circumstances in the past.

Item  7A. – Quantitative and Qualitative Disclosures about Market Risk

A portion of the Company’s current dredging operations are conducted outside of the U.S., primarily in the Middle East.  It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company’s work is in Bahrain where the currency is the Bahraini Dinar that linked to the U.S. dollar.  Therefore the Company has not purchased any forward exchange contracts for trading purposes and has none outstanding at December 31, 2006 or 2005.

The Company’s obligations under its Senior Credit Agreements expose its earnings to changes in short-term interest rates since interest rates on this debt are variable.  If the variable interest rates on the Company’s outstanding debt were to increase in 2007 by 10% from the rates at December 31, 2006, assuming scheduled principal payments are made, interest expense would increase by $0.2 million.

At December 31, 2006 and 2005, the Company had long-term senior subordinated notes outstanding with a recorded book value of $175.0 million.   The fair value of these notes, which bear interest at a fixed rate of 7.75%, was $168.0 million at December 31, 2006 based on quoted market prices.  Assuming a 10% decrease in interest rates from the rates at December 31, 2006 the fair value of this fixed rate debt would have increased to $177.2 million.

In February 2004, the Company entered into an interest rate swap arrangement, which in July 2006 was extended until December 2013, to swap a notional amount of $50.0 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes.  The fair value liability of the swap at December 31, 2006 and 2005 was $1.5 million and $1.6 million, respectively.  Assuming a 10% increase in interest rates at December 31, 2006, the fair value of the swap would decline to $2.6 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 11.5% of the Company’s costs of contract revenues.  The Company uses fuel commodity forward contracts, typically with durations of less than two years, to reduce the impacts of changing fuel prices on operations.  The Company does not purchase fuel hedges for trading purposes.  Based on the Company’s 2007 projected domestic fuel consumption, a ten cent increase in the average price per gallon of fuel would increase its fuel expense by less than $0.1 million, after the effect of fuel commodity contracts in place as of December 31, 2006, At December 31, 2006 and 2005, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 81% of its anticipated domestic fuel requirements for 2006.

Item  8. – Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 19, 2007, are set forth on pages 61 to 92 inclusive, of this Report, and are hereby incorporated by reference into this Item.  Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item  9. – Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A. –  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. – Other Information

None.

Part III

Item 10.  – Directors and Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of the persons who serve as the directors and executive officers of the Company as of December 31, 2006:

Name	Age	Position
Douglas B. Mackie	54	President, Chief Executive Officer and Director
Richard M. Lowry	51	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	45	Senior Vice President and Chief Financial Officer
Steven W. Becker	45	Vice President -Plant Equipment and Chief Mechanical Engineer
J. Christopher Gillespie	46	Vice President - Special Projects Manager
Bradley T.J. Hansen	53	Vice President - Division Manager
Kyle D. Johnson	45	Vice President – Chief Contract Manager
John F. Karas	45	Vice President - Chief Estimator
Steven F. O’Hara	52	Vice President - Division Manager
William F. Pagendarm	57	Vice President - Division Manager
David E. Simonelli	50	Vice President – Personnel Director of Field Operations

Jonathan W. Berger	47	Non-executive Director
Bruce J. Biemeck	57	Non-executive Director
Peter R. Deutsch	49	Non-executive Director
Douglas S. Grissom	38	Non-executive Director
Nathan D. Leight	47	Non-executive Director
Thomas S. Souleles	38	Non-executive Director
Jason G. Weiss	37	Non-executive Director

Douglas B. Mackie, President and Chief Executive Officer

Mr. Mackie has been President, Chief Executive Officer and a director of the Company since 1995.  He joined the Company in 1978 as Corporate Counsel.  In 1987 he was named Senior Vice President.  Mr. Mackie earned a MBA from the University of Chicago and a J.D. from Northern Illinois University.  He is a former President of the Dredging Contractors of America.

Richard M. Lowry, Executive Vice President and Chief Operating Officer

Mr. Lowry has been the Executive Vice President and Chief Operating Officer of the Company since 1995.  He joined the Company in 1978 as a Project Engineer and has since held positions of increasing responsibility in the engineering and operations areas of the Company.  In 1990 he was named Senior Vice President and Chief Engineer.  He is a member of the Society of American Military Engineers. Mr. Lowry received a Bachelors Degree (Honors) in Civil Engineering from Brighton Polytechnic in England.

Deborah A. Wensel, Senior Vice President and Chief Financial Officer

Ms. Wensel has been the Chief Financial Officer and Treasurer of the Company since April 1999 and was named Senior Vice President in 2002.  Ms. Wensel joined the Company in 1987 as Accounting and Financial Reporting Supervisor.  In 1989, she was named Controller and Chief Accounting Officer.  She is the current Treasurer of the Dredging Contractors of America.  Ms. Wensel is a Certified Public Accountant and also has a MBA from the University of Chicago.

Steven W. Becker, Vice President - Plant Equipment and Chief Mechanical Engineer

Mr. Becker has managed the Equipment Maintenance and Mechanical Engineering Departments since 1995.  He joined the Company in 1984 as a Field Engineer and holds a Bachelors degree in Mechanical Engineering from the University of Illinois.

J. Christopher Gillespie, Vice President—Special Projects Manager

Mr. Gillespie was named Vice President and Special Projects Manager in 1997.  He joined the Company in 1987 as a Project Engineer and previously served as a Commissioned Officer in the U.S. Army Corps of Engineers.  Mr. Gillespie earned a BS in Civil Engineering from the U.S. Military Academy at West Point and a graduate degree in Environmental Engineering from the University of Tulane.  He is a member of the Society of American Military Engineers.

Bradley T. J. Hansen, Vice President & Division Manager—Hydraulic

Mr. Hansen has been a Vice President and Division Manager of the Company since 1994. He joined the Company in 1977 as an Area Engineer. He was named Vice President & General Superintendent of the Company in 1991.  Mr. Hansen earned a BS in Civil Engineering from Louisiana State University.   He is a member of the American Society of Civil Engineers.

Kyle D. Johnson, Vice President—Chief Contract Manager

Mr. Johnson has been Vice President and Production Engineering/Special Projects Manager since 1997.  Prior to joining the Company in 1983, he was a Project Manager with Healy Tibbits Builders.  Mr. Johnson earned a BSE in Ocean Engineering from Purdue University and a graduate degree in Construction Engineering & Management from Stanford University.  He is a member of the American Society of Civil Engineers.

John F. Karas, Vice President—Chief Estimator

Mr. Karas has been Vice President and Chief Estimator since 1992.  He joined the Company in 1983 as Project Engineer in the Hopper Division. Mr. Karas earned a Bachelors degree in Finance from University of Notre Dame.  He is a member of the Western Dredging Association.

Steven F. O’Hara, Vice President & Division Manager—Clamshell

Mr. O’Hara has been a Vice President and Division Manager of the Company since 1988.  He joined the Company in 1978 as Cost Accountant.  He is a member of the Society of American Military Engineers.  Mr. O’Hara received a BS from the University of Illinois.

William F. Pagendarm, Vice President & Division Manager—Hopper

Mr. Pagendarm has been a Vice President and Division Manager of the Company since 1985.  He joined the Company in 1979 as Project Superintendent.  Mr. Pagendarm is a former President and Chairman of the Western Dredging Association. He is also a former President of the World Dredging Association. Mr. Pagendarm holds a Bachelors degree in Civil Engineering from University of Notre Dame and a MBA from the University of Chicago.

David E. Simonelli, Vice President—Personnel Director of Field Operations

Mr. Simonelli was named Vice President and Special Projects Manager in 1996.  He joined the Company in 1978 as a Project Engineer and has since managed many of the Company’s large domestic and international projects.  Mr. Simonelli earned a BS in Civil and Environmental Engineering from University of Rhode Island.  He is a member of the Hydrographic Society and the American Society of Civil Engineers.

Jonathan W. Berger, Director

Mr. Berger became a director of the Company following the merger. He was a member of Aldabra’s board of directors from its inception until the completion of the merger. Mr. Berger has been associated with Navigant Consulting, Inc., a New York Stock Exchange-listed consulting firm, since December 2001, and is the managing director and co-practice area leader for the corporate finance practice. He has also been president of Navigant Capital Advisors, LLC, Navigant Consulting, Inc.’s registered broker-dealer, since October 2003. Mr. Berger is a director on the Board of Aldabra 2 Acquisition Corp. From January 2000 to March 2001, Mr. Berger was president of DotPlanet.com, an Internet services provider. From August 1983 to December 1999, Mr. Berger was employed by KPMG, LLP, an independent public accounting firm, and served as a partner from August 1991 to December 1999 where he was in charge of the corporate finance practice for three of those years. Mr. Berger received a B.S. from Cornell University and an M.B.A. from Emory University. Mr. Berger is a certified public accountant. Mr. Berger is the cousin of Nathan D. Leight.

Bruce J. Biemeck, Director

Mr. Biemeck became a director of the Company following the merger.  Since April 1999, Mr. Biemeck has been a private real estate investor and developer and has acted as an independent consultant.  From 1994 to April 1999, Mr. Biemeck was Senior Vice President, Chief Financial Officer and Treasurer of Great Lakes Dredge & Dock Corporation.  Mr. Biemeck received a Bachelor of Science degree from St. Louis University and an M.B.A from the University of Chicago and is a Certified Public Accountant and member of the Financial Executives Institute.

Peter R. Deutsch, Director

Mr. Deutsch became director of the Company following the merger. He was a member of Aldabra’s board of directors from its inception until the completion of the merger Mr. Deutsch is an attorney in private practice. Mr. Deutsch was a member of the United States House of Representatives from January 1993 until January 2005 representing the 20th Congressional District of Florida. He served on the House Energy and Commerce Committee from January 1994 until January 2005. He was the Ranking Democrat on the Oversight and Investigations Subcommittee during the 104th, 107th and 108th Congresses. Mr. Deutsch was the Ranking Democrat in the investigations of Enron Corporation, Martha Stewart Living Omnimedia Inc., Bridgestone/Firestone Tires and the conflict of interest abuses at the National Institute of Health. He was also a member of the subcommittees on Telecommunications and the Internet, the Environment and Hazardous Materials and Consumer Trade and Protection. Prior to serving in Congress, Mr. Deutsch served in the Florida House of Representatives from November 1982 until November 1992 where he served on the Veterans Affairs Committee, the Health Care Committee, the Criminal Justice Committee, and as Chairman of the Insurance Committee. Mr. Deutsch received a B.S. from Swarthmore College and a J.D. from Yale University Law School.

Douglas C. Grissom, Director

Mr. Grissom became a director of Great Lakes upon completion of the acquisition by MDP in December 2003 and became a director of the Company following the merger.  Mr. Grissom is a Director at MDP.  Mr. Grissom received an A.B. from Amherst College; and an M.B.A. from the Harvard Graduate School of Business Administration. Prior to joining MDP, Mr. Grissom was with Bain Capital, Inc. in private equity, McKinsey & Company, Inc., and Goldman, Sachs & Co. Mr. Grissom concentrates on investments in the communications sector and currently serves on the Board of Directors of Cbeyond Communications, Inc., Intelsat Holdings Ltd., and the Children’s Inner City Educational Fund.

Nathan D. Leight, Director

Mr. Leight became a director of the Company following the merger. He was Aldabra’s chairman of the board from its inception until completion of the merger. Mr. Leight is the co-founder and a managing member of Terrapin Partners LLC (including its affiliates), a co-founder and a managing member and the chief investment officer of Terrapin Asset Management, LLC (including its affiliates), and a co-founder and a managing member and the chief investment officer of TWF Management Company, LLC (including its affiliates). Terrapin Partners, established in August 1998, is a private investment management firm focusing on private equity investing. Terrapin Asset Management, established in March 2002, focuses on the management of multi-manager hedge fund portfolios and as of January 1, 2007, managed, or provided sub-advisory services for, more than $450 million of assets. TWF Management Company, established in December 2004, focuses on the management of a water industry-focused hedge fund, and as of August 1, 2006 managed approximately $50 million. Mr. Leight is currently Chairman of the Board of Aldabra 2 Acquisition Corp.  From September 1998 to March 1999, Mr. Leight served as the interim chief executive officer of e-STEEL LLC, an industry-specific business-to-business software enterprise, and from January 2000 to May 2002, he served as interim chief executive officer of VastVideo, Inc., a provider of special interest video content and related technology to web sites and interactive television operators. Both e-STEEL and VastVideo were Terrapin portfolio companies. From February 1995 to August 1998, Mr. Leight was employed by Gabriel Capital LP, a hedge fund with assets exceeding $1 billion specializing in investing in bankruptcies, under-valued securities, emerging markets, and merger arbitrage, and from February 1995 to August 1997 he served as its chief investment officer. From December 1991 to February 1995, Mr. Leight served as a managing director of Dillon Read & Co., a private investment firm, where he oversaw the firm’s proprietary trading department which invested primarily in risk arbitrage and bankruptcy/distressed companies. Mr. Leight received a B.A. from Harvard College (cum laude). Mr. Leight is the cousin of Jonathan W. Berger.

Thomas S. Souleles, Director

Mr. Souleles became a director of Great Lakes upon completion of the acquisition by MDP in December 2003 and became a director of the Company following the merger.  Mr. Souleles is a Managing Director of MDP.  Mr. Souleles received an A.B. from Princeton University; a J.D. from Harvard Law School; and an M.B.A. from the Harvard Graduate School of Business Administration. Prior to joining MDP, Mr. Souleles was with Wasserstein Perella & Co., Inc. Mr. Souleles concentrates on investments in the basic industries sector and currently serves on the Board of Directors of Astoria Generating Holdings, LLC; Forest Products Holdings, LLC (d.b.a. Boise Cascade); Magellan GP, LLC; Magellan Midstream Holdings GP, LLC; Packaging Corporation of America; the Children’s Memorial Medical Center; and the Board of Trustees of the National Multiple Sclerosis Society, Greater Illinois Chapter.

Jason G. Weiss, Director

Mr. Weiss became a director of the Company following the merger. He was Aldabra’s chief executive officer, secretary and a member of Aldabra’s board of directors from Aldabra’s inception until the completion of the merger. Mr. Weiss is the co-founder and a managing member of Terrapin Partners (including its affiliates), a co-founder and a managing member of Terrapin Asset Management (including its affiliates), and a co-founder and a managing member of TWF Management Company. Mr. Weiss is Chief Executive Officer and Director of Aldabra 2 Acquisition Corp. From March 1999 to December 1999, Mr. Weiss served as the chief executive officer of PaperExchange.com, Inc., an industry-specific business-to-business software enterprise and a Terrapin portfolio company, and from December 1999 to March 2000 he served as executive vice president of strategy. He also served as a managing member of e-STEEL LLC from September 1998 to March 1999. Mr. Weiss also served as a managing member of Terrapin’s portfolio company, American Classic Sanitation, LLC, a construction site and special event services business specializing in portable toilets, temporary fencing, and sink rentals, from August 1998 to December 2000 and from January 2004 to March 2004.  He also served as its chief executive officer from August 1998 to December 1999 and as a consultant from August 1998 to January 2004. From November 1997 to August 1998, Mr. Weiss was a private consultant for several companies.  From April 1997 to November 1997, Mr. Weiss was the president of Pacific EyeNet, Inc., a privately held physician practice management organization. From June 1996 to April 1997, he was an associate with EGS Securities Corp., an investment banking and private equity boutique focused primarily on the health care sector, and from November 1994 to December 1995, he was an associate with Booz Allen & Hamilton, a management consulting firm. Mr. Weiss received a B.A. from the University of Michigan (with Highest Distinction) and a J.D. (cum laude) from Harvard Law School.

The Company’s board of directors has the power to appoint officers.  Each officer will hold office for the term determined by the Company’s board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

MDP Rights with respect to Election of Directors

Our charter provides that as long as MDP owns capital stock of the Company that possesses 50% or more of the voting power of all capital stock of the Company entitled to vote generally in the election of directors, MDP may designate up to two directors of the Company, each of whom must be a U.S. citizen under applicable maritime laws (as defined in the certificate of incorporation) to have four votes in each matter submitted to directors of the Company for vote. Any director designated as having four votes in each matter submitted to the directors will have four votes in each matter submitted to any committee on which such director serves. MDP has designated Mr. Grissom and Mr. Souleles to have four votes each.

Family Relationships

Jonathan W. Berger and Nathan D. Leight, both who serve as directors of the Company, are cousins.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company’s Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section  16(a) forms they file.

Based solely on our review of the forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and persons who own more than 10% of our common stock were complied with in fiscal year 2006, except that Mr. Christopher J. Gillespie filed a late Form 4, a Statement of Changes in Beneficial Ownership with respect to a purchase of shares on December 27, 2006, which form was filed on January 3, 2007.

Code of Ethics

The Company has adopted a written code of ethics that applies all of its employees, including its principal executive officer, principal financial officer, controller, and persons performing similar functions.  The Company’s code of ethics can be found on its website at www.gldd.com.  The Company intends to make all required disclosures concerning any amendment to, or waivers from, its code of ethics in a Current Report on Form 8-K.

Audit Committee

On December 26, 2006, the Company’s board of directors established a separately-designated standing Audit Committee, with Messrs. Berger, Biemeck and Deutsch serving as Committee members.  The board of directors has determined that Messrs. Berger and Biemeck are each an audit committee financial expert; as such term is defined in the Securities Exchange Act of 1934, as amended.  Each of Messrs. Biemeck, Deutsch and Berger is considered independent.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

On December 26, 2006, as a result of the Aldabra merger, Great Lakes became a public company and the common stock became listed on the Nasdaq Global Market.  For virtually all of fiscal 2006, however, Great Lakes was a private company and it board of directors consisted of three representatives affiliated with Madison Dearborn Partners, LLC (“MDP”), a controlling stockholder, and Douglas B. Mackie, Great Lakes President and Chief Executive Officer.  Prior to the Aldabra merger, the board of directors had a Compensation Committee comprised of the three non-employee directors, all of whom were affiliated with MDP.  In fiscal 2006, the Compensation Committee negotiated compensation arrangements with the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and the compensation paid to these executive officers reflects the negotiations between these executive officers and MDP.

Following the Aldabra merger, the board of directors appointed a Compensation Committee comprised of Messrs. Souleles, Weiss and Grissom.  The Compensation Committee, of which Mr. Souleles is Chairman, is responsible for the oversight, implementation and administration of all of the executive compensation plans and programs.  The Committee determines all of the components of compensation of the Chief Executive Officer, and, in consultation with the Chief Executive Officer, determines the compensation of the remaining executive officers.  To date, the Company has not engaged in the benchmarking of executive compensation but may do so in the future.

Throughout this analysis, the individuals who served as the Chief Executive Officer and Chief Financial Officer during fiscal 2006, as well as other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”

Compensation Policies and Practices

The primary objectives of Great Lakes’ executive compensation program are to:

•              Attract and retain the best possible executive talent,

•              Achieve accountability for performance by linking annual cash awards to achievement of measurable performance objectives, and

•              Align executives’ incentives with stockholder value creation.

The Company’s executive compensation programs are designed to encourage executive officers to operate the business in a manner that enhances stockholder value.  A substantial portion of the executive’s overall compensation is tied to the Company’s financial performance, specifically operating earnings and EBITDA.  The compensation philosophy provides for a direct relationship between compensation and the achievement of Company goals and seeks to include management in upside rewards. Executive compensation consists of base salary and annual cash bonus incentives.

Base Salary.   Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officers in their roles.  When establishing the 2006 base salaries of the executive officers, a number of factors were considered, including the years of service of the individual, individual’s duties and responsibilities, the ability to replace the individual, and market data on similar positions with competitive companies as information becomes available to the Company informally through recruitment, search consultants in connection with recent hiring efforts and through the directors’ experience with other companies.  The Company seeks to maintain base salaries that are competitive with the marketplace to allow the Company to attract and retain executive talent.

Salaries for executive officers are reviewed on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances may require review.  Increases in salary are based on evaluation of factors such as the individual’s level of responsibility and performance.

Annual Cash Bonus Incentive. The Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Company are eligible to receive annual cash bonuses equal to a percentage of their annual salary based upon the Company’s achievement of a Dredging EBITDA target, as described in the following table.  EBITDA under our annual cash bonus plan is calculated as earnings before interest income, taxes, depreciation and amortization.   Extraordinary and non-recurring items maybe added back by the Compensation Committee.

Actual Dredging EBITDA (as defined)	Bonus Award- CEO and COO	Bonus Award- CFO
=90% of Budgeted EBITDA	35% of annual salary	23.75% of annual salary
= Budgeted EBITDA	70% of annual salary	47.5% of annual salary
=120% of Budgeted EBITDA	140% of annual salary	95% of annual salary

Between each EBITDA threshold, the bonus pool is interpolated based upon actual EBITDA. The Compensation Committee set Targeted Dredging EBITDA for 2006 at $43.5 million.  For 2006, the Company achieved 115% of Targeted Dredging EBITDA and paid bonuses of 124% to the Chief Executive Officer and Chief Operating Officer and 84% to the Chief Financial Officer of annual salary.  The Compensation Committee retains discretion to adjust Targeted Dredging EBITDA.  For 2006, the Compensation Committee added back charges related to the class action lawsuit for Hurricane Katrina and additional insurance premiums required due to new solvency requirements for Insurance Mutuals in the U.S. and Europe in calculating Targeted Dredging EBITDA, as the Compensation Committee did not believe such charges were indicative of the Company’s operating performance for the year.

Annual performance bonuses are awarded to management employees (other than the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) based on Company performance and individual performance.  In fiscal 2006, management employees were eligible to receive bonuses based upon the achievement of Targeted Dredging EBITDA.  The Compensation Committee responsible for administering the plan.    A bonus pool is established based upon Budgeted EBITDA as follows:

Actual Dredging EBITDA (as defined)	Bonus Pool
<70% of Budgeted EBITDA	No bonus pool
=70% of Budgeted EBITDA	6.75% of eligible salaries
=100% of Budgeted EBITDA	13.5% of eligible salaries
=130% of Budgeted EBITDA	27% of eligible salaries

Between each EBITDA threshold, the bonus pool is interpolated based upon actual EBITDA.  For 2006, a bonus pool of 20% of eligible salaries was established based upon the achievement of 115% of Budgeted EBITDA.  Individual bonus payments from the pool are discretionary.

Long Term Incentive Awards.  Since the acquisition of Acquisitions Corp. in 2003, the Company has not issued any stock options or restricted stock.  However, in connection with MDP’s acquisition of Acquisitions Corp. in 2003, each executive officer was given the opportunity to purchase equity in GLDD Acquisitions Corp. on the same terms as MDP.  These equity interests were converted into common stock in connection with the Aldabra transaction.  The Compensation Committee believes that the substantial equity ownership of management further encourages executive officers to operate the business in a manner that enhances stockholder value.  For this reason, incentive equity has not historically comprised a portion of executive compensation arrangements.  The Company may, however, choose in the future to adopt an incentive equity plan.

Other Programs.   The named executive officers are also provided with life and medical insurance, 401(k) matching and a car allowance program.  The Company also sponsors a 401(k) lost benefit plan, which provides an additional bonus to executive officers who are unable to obtain the maximum tax-deferred benefits allowed by the Company’s 401(k) plan due to IRS limits. Executive officers receive additional compensation due to dollar limitations on benefits and contributions under the Internal Revenue Service Code to the Company’s 401(k) plan.  Section 402(g)(3) of the IRS Code limits elective deferrals into the company’s qualified 401(k) plan.  Section 415(c)(1)(A) limits the total annual contribution into the plan.

The Company’s 401(k) plan allows employees to contribute up to 6% of their salary and bonus and the Company will match the contribution dollar for dollar.  However, as indicated, the IRS limits the annual elective deferrals by an employee to a qualified plan.  This amount was $15,000 for 2006.  The Company therefore provides additional compensation to make up for the lost tax benefit and Company match on the difference of 6% of the executive’s salary and bonus over the maximum contribution allowed by the IRS elective deferral limits.  This amount is then grossed up and paid as cash compensation to the executive.

The Company also may provide a profit share contribution to an employee as a percentage (between 0% and 10%) of the employees’ salary.  However, the IRS limits the total annual contribution for an employee into a qualified plan.  This amount was $44,000 for 2006.  The Company therefore provides additional compensation to make up for the lost profit sharing amount which cannot be contributed because the executive has hit the maximum annual contribution amount allowed by the IRS limitations.  This amount is also grossed up and paid as cash to the executive.

The Company does not sponsor any defined benefit plans or deferred compensation plans.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S K with management and, based on such review and discussions, and recommended that the Compensation Discussion and Analysis be included in this registration statement.

THE COMPENSTION COMMITTEE
OF THE BOARD OF DIRECTORS
Thomas S. Souleles
Douglas S. Grissom
Jason G. Weiss

Summary Compensation Table

The following table summarizes the total compensation earned in 2006 by the Named Executive Officers.

							Change in
						Non-Equity	Pension Value and
				Stock	Option	Incentive Plan	Nonquailified Deferred	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards	Awards	Compensation (2)	Compensation Earnings	Compensation (3)	Total

Douglas B. Mackie, President and Chief Executive Officer	2006	$400,000	—	—	—	497,548	—	170,344	$1,067,892

Deborah A. Wensel, Senior Vice President Chief Financial Officer and Treasurer	2006	$239,000	—	—	—	201,729	—	77,760	$518,489

Richard M. Lowry, Executive Vice President and Chief Operating Officer	2006	$385,000	—	—	—	478,890	—	160,669	$1,024,559

David E. Simonelli, Vice President and Special Projects Manager	2006	$165,000	83,750	—	—	—	—	42,000	$290,750

Kyle D. Johnson, Vice President Chief Contract Manager	2006	$151,500	80,000	—	—	—	—	39,516	$271,016

(1)          Represents discretionary cash bonuses paid to the named executive officers.

(2)          Represents cash bonuses paid under the annual cash bonus plan based upon the achievement of EBITDA-based targets for 2006.  Such bonuses were paid in 2007.

(3)          The dollar value of the amounts shown in this column for 2006 includes the following:

			Company
			Contributions
	Car	Lost	to 401 (k)
Name	Allowance	Benefit (a)	Plan	Total
Douglas B. Mackie	$13,200	128,144	29,000	170,344

Deborah A. Wensel	$12,000	36,760	29,000	77,760

Richard M. Lowry	$12,000	119,669	29,000	160,669

David E.Simonelli	$8,400	4,600	29,000	42,000

Kyle D. Johnson	$8,400	2,116	29,000	39,516

(a)          See the description of the 401(k) lost benefit plan above.

Grant of Plan Based Awards Table

		Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards
	Grant	Threshold	Target	Maximum
Name	Date	($)	($)	($)

Douglas B. Mackie	Feb-06		280,000	560,000

Deborah A. Wensel	Feb-06		113,525	227,050

Richard M. Lowry	Feb-06		269,500	539,000

David E.Simonelli	—		—	—

Kyle D. Johnson	—		—	—

Executive Employment Arrangements

The Company has entered into an Employment Agreement, dated as of January 1, 1992, with Douglas B. Mackie.  The employment agreement provides for an initial term of three years with automatic renewal for successive one-year terms, unless sooner terminated by either party giving 90 days written notice prior to the end of the then current term.  In addition, either party may terminate the employment agreement at any time, with or without cause, by giving the other party 30 days prior written notice.

Mr. Mackie’s 2006 base salary under his employment agreement was $400,000, which is subject to annual increase as determined by the Compensation Committee, and benefits as provided from time to time by the Company to its senior executives.

During the term of the employment agreement and for one year thereafter, Mr. Mackie is prohibited from directly or indirectly carrying on, engaging or having a financial interest in any business which is in material competition with the business of the Company.

The Company has also entered into an employment agreement with Richard M. Lowry which contains terms substantially similar to Mr. Mackie’s employment agreement, other than the amount of base salary and the office held.  Mr. Lowry’s 2006 base salary under his employment agreement was $385,000.

Other Potential Post-Employment Payments

Under the terms of Mr. Mackie’s and Mr. Lowry’s respective  employment agreements, in the event either resigns for good reason (defined to include, among other things, a material breach of the employment agreement by the Company) or the employment agreement is otherwise terminated by the Company for any reason other than cause, death or permanent disability, Messrs. Mackie and Lowry will be entitled to receive from the Company,  severance compensation in the amount equal to the sum of (a) each one’s current annual current base salary and (b) a bonus calculated by multiplying current base salary by the average percentage of each one’s base salary represented by the bonuses they received during the term of the employment agreement. The executive would receive the payment in equal monthly installments for 12 months.

Ms. Wensel and Messrs. Simonelli and Johnson would also be entitled to severance compensation if the executive is terminated by the Company for any reason other than cause, death or permanent disability.  Severance payments are based on years of service.  Based on their years of service, Ms. Wensel and Mr. Johnson would receive five months of severance pay and Mr. Simonelli would receive six months of severance pay.    Payments would be made by the Company on a semi-monthly basis, but could be paid in a lump sum if agreed to by the Compensation Committee.

Below is the estimated amount of severance pay each named executive officer would be entitled to if they were terminated on December 31, 2006.

Name	Severance

Douglas B. Mackie	$763,146

Deborah A. Wensel	$99,583

Richard M. Lowry	$734,975

David E. Simonelli	$82,500

Kyle D. Johnson	$50,500

Compensation of Directors

None of our directors received any compensation for their services as directors in 2006.  In 2007, those directors who are not employees of the Company will receive $60,000 per year, payable quarterly. Messrs. Grissom, Souleles, Leight and Weiss have declined any fees.

Item  12. – Security Ownership of Certain Beneficial Owners and Management

Great Lakes Dredge & Dock Corporation was formed in connection with the Company’s merger with Aldabra on December 26, 2006.  The total amount of authorized capital stock of Great Lakes Dredge & Dock Corporation consists of 90,000,000 shares of common stock. As of March 19, 2007, Great Lakes had 40,106,189 shares of common stock outstanding. The common stock is the only class of equity capital entitled to vote on matters submitted to a vote.

The following table sets forth certain information with respect to the beneficial ownership of Great Lakes’ common stock as of March 19, 2006, by (1) each person whom we know to own beneficially more than five percent of the outstanding shares of Great Lakes’ common stock; (2) each of Great Lakes’ directors and named executive officers; and (3) all of Great Lakes’ directors and executive officers as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned.

	Beneficially Owned
	Number of Shares	Percentage of
	of Common Stock	Common Stock

Madison Dearborn (1)(2)	26,841,997	66.93%
Hound Partners LLC, Hound Performance LLC and Jonathan Auerbach (3)	5,146,150	11.60%
Douglas B. Mackie (4)(5)	515,212	1.28%
Richard M. Lowry (4)	503,215	1.25%
Deborah A. Wensel (4)(6)	191,018	0.48%
David E. Simonelli (4)	63,783	0.16%
Kyle Johnson (4)	44,803	0.11%
Thomas S. Souleles (1)(7)	—	—
Douglas C. Grissom (1)(7)	—	—
Nathan Leight (8)	2,605,000	6.25%
Jason Weiss (9)	2,498,750	6.00%
Jonathan Berger (10)	20,400	0.05%
Peter Deutsch (11)	21,800	0.05%
Bruce J Biemeck (12)	2,500	0.01%
All directors and executive officers as a group (18 persons)	5,188,771	12.44%

(1)   The address for each of Madison Dearborn Capital Partners IV, L.P. (“MDP”) and Messrs. Souleles, and Grissom is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 3800, Chicago, Illinois 60602.

(2)   Includes: 26,708,402 shares directly owned by MDP and 133,598 shares directly owned by Special Co-Invest Partners I (“Co-Invest”).   Madison Dearborn Partners IV, L.P. (“MDP IV”) is the general partner of MDP.  John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP IV (which is the general partner of MDP) that have the power, acting by majority vote, to vote or dispose of the shares held by MDP.   William S. Kirsch, as the managing general partner of Co-Invest, has the power to vote or dispose of the shares held by Co-Invest.  The address for each of MDP, MDP IV, and Co-Invest is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 3800, Chicago, Illinois 60602.

(3)   Jonathan Auerbach is the managing member of Hound Performance, LLC (“Hound Performance”) and Hound Partners, LLC (“Hound Partners LLC”), investment management firms that serve as the general partner and investment manager, respectively, to Hound Partners, LP (“Hound Partners LP”) and Hound Partners Offshore Fund, LP (“Hound Offshore”). Hound Partners LP may be deemed to be the beneficial owner of, and has the shared power to vote, dispose, or direct the voting or disposition of, 2,609,690 shares of common stock of Great Lakes Dredge & Dock Corporation. Hound Offshore may be deemed to be the beneficial owner of, and has the shared power to vote, dispose, or direct the voting or disposition of, 2,637,160 shares of common stock of Great Lakes Dredge & Dock Corporation. Hound Performance and Hound Partners LLC, as the general partner and investment manager, respectively, to Hound Partners LP and Hound Offshore, together with Jonathan Auerbach, as managing member of Hound Performance and Hound Partners LLC, may be deemed to be the beneficial owners of, and each has the shared power to vote, dispose, or direct the voting or disposition of, 5,246,850 shares of common stock of Great Lakes Dredge & Dock Corporation.  The principal business address of Hound Partners, LLC, Hound Performance, LLC, and Jonathan Auerbach is 101 Park Avenue, 48th Floor, New York, New York 10178.

(4)   The address for each of Messrs. Mackie, Lowry, Simonelli and Johnson and Ms. Wensel is c/o Great Lakes Dredge & Dock Corporation, 2122 York Road, Oak Brook, Illinois 60523.

(5)   Includes (i) 105,267 shares held by family trusts established for the benefit of the children of Mr. Mackie, (ii) 6,000 common shares and 6,000 warrants purchased by the wife of Mr. Mackie in the open market.

(6)   Shares are held by the Deborah A Wensel Living Trust, for which Ms. Wensel serves as trustee.

(7)   Mr. Souleles is a managing director of MDP LLC, the general partner of MDP IV, which in turn is the general partner of MDP.  As a result, Mr. Souleles may be deemed to share beneficial ownership of the shares owned by MDP.  Mr. Grissom is employed by MDP LLC and has a pecuniary interest in the shares held by MDP.  Each of Messrs. Souleles and Grissom disclaims beneficial ownership of the shares held of record by MDP, except to the extent of any pecuniary interest therein.

(8)   Includes (i) 92,150 shares of common stock held by the Leight Family 1998 Irrevocable Trust, a trust established for the benefit of Mr. Leight’s family, (ii) 52,000 shares of common stock held by the Terrapin Partners Employee Partnership, (iii) 4,000 shares of common stock held by various family trusts and (iv) 1,572,000 shares of common stock issuable upon exercise of warrants held by Terrapin Partners LLC and 14,000 shares of common stock issuable upon exercise of warrants held by Elizabeth B. Leight TTEE Nathan D. Leight Intangible RA UA DTD. Terrapin Partners LLC is the general partner of Terrapin Partners Employee Partnership and Mr. Leight is the co-manager of Terrapin Partners LLC. The Terrapin Partners Employee Partnership intends to distribute its shares to its beneficiaries at a later date. To the extent such shares are not distributed to the current beneficiaries, they will be distributed to other Terrapin Partners LLC employees. The business address for Mr. Leight is c/o Terrapin Partners LLC, 540 Madison Avenue, 17th Floor, New York, New York 10022.

(9)   Includes (i) 851,850 shares of common stock held by the JGW Grantor Retained Annuity Trust 2006 dated June 15, 2006, a trust established for the benefit of Mr. Weiss’ family, (ii) 52,000 shares of common stock held by the Terrapin Partners Employee Partnership, (iii) 400 shares of common stock held by various family trusts and IRAs and (iv) 1,572,000 shares of common stock issuable upon exercise of warrants held by Terrapin Partners LLC. Terrapin Partners LLC is the general partner of Terrapin Partners Employee Partnership and Mr. Weiss is the co-manager of Terrapin Partners LLC. The Terrapin Partners Employee Partnership intends to distribute its shares to its beneficiaries at a later date. To the extent such shares are not distributed to the current beneficiaries, they will be distributed to other Terrapin Partners LLC employees. Does not include 92,150 shares of common stock held by the JGW Trust dated August 18, 2000, a trust established for the benefit of Mr. Weiss’ family. Mr. Weiss disclaims beneficial ownership of the shares held by the JGW Trust because they were irrevocably transferred to the trust and Mr. Weiss is not the trustee. The business address for Mr. Weiss is c/o Terrapin Partners LLC, 540 Madison Avenue, 17th Floor, New York, New York 10022.

(10) The business address for Mr. Berger is c/o Navigant Consulting, Inc., 1180 Peachtree Street, N.E., Suite 1900 Atlanta, Georgia 30309.

(11) The business address for Mr. Deutsch is P.O. Box 817689, Hollywood, Florida 33081.

(12) The address for Mr. Biemeck is 39851 N. Old Stage Road, Cave Creek, AZ 85331.

Item  13. – Certain Relationships and Related Transactions

(a) Transactions with Related Persons

Agreements with Shareholders

In connection with the Aldabra merger on December 26, 2006, the Company entered into a management equity agreement and an investor rights agreement.

Management Equity Agreement.  In connection with the merger, the management investors entered into an amended and restated management equity agreement.  The shares of common stock held by our management stockholders were 60% vested as of the date of the merger with the remainder vesting 50% on December 22, 2007; and 50% on December 22, 2008; provided that, as of each such date the executive is and has continued to be employed by the Company or any of its subsidiaries.  If an executive ceases to be employed by the Company or its subsidiaries prior to the vesting dates, the cumulative percentage of such executive’s vesting shares to become vested shall be determined on a pro rata basis according to the number of days elapsed since the immediately preceding vesting date (or in the event of a termination before December 22, 2007, since December 22, 2006).  In no event shall any vesting shares vest after the date that an executive ceases to be employed by the Company or one of its subsidiaries.

In the event of a sale of the Company, all of an executive’s unvested shares shall become vested; provided that, as a condition to such vesting, the executive shall, if requested by the purchaser and for no additional consideration, agree to continue employment for up to 12 months following such sale so long as such executive’s compensation package and job description immediately following such sale is reasonable similar in scope, remuneration, location and responsibility as prior to such event.  For purposes of the management equity agreement, a “sale of the Company” means the sale of the Company to an independent third party or affiliated group of independent third parties pursuant to which such party or parties acquire (i) capital stock (or rights to acquire capital stock) of the Company possessing the voting power (or the right to acquire capital stock of the Company possessing the voting power) to elect a majority of the Company’s board of directors (whether by merger, consolidation or sale or transfer of the company’s capital stock) or (ii) substantially all of the Company’s assets determined on a consolidated basis.

In the event an executive ceases to be employed by the Company or one of its subsidiaries for any reason, all of such executives unvested shares shall be subject to repurchase by the Company.  The purchase price for such unvested shares shall be the lower of the fair market value ("FMV") and the original cost of such shares.  In no event shall the Company have the right to repurchase vested shares.

Notwithstanding the foregoing, an executive terminated without cause whose unvested shares are repurchased by the Company (the "Called Shares") shall be entitled to a purchase price adjustment if: (i) within six months thereafter the Company engages in a merger, consolidation, acquisition, liquidation or public offering of common stock (other than (1) an offering on Form S-8 or any successor forms or any other registration statement relating to a special offering to the Company’s employees or (2) a registration statement relating to a unit offering); and (ii) the per share consideration or net proceeds received by the executives in such transaction or offering exceeds the FMV used in calculating the purchase price of the Called Shares (adjusted downward to reflect what the per share consideration or net proceeds for the Called Shares would have been had the Called Shares been outstanding on the date of the closing such transaction or offering).  In such event, the executive shall be entitled to receive an amount per Called Share equal to such excess multiplied by the applicable FMV price percentage within 30 days after the closing of any such transaction or offering.

For purposes of the management equity agreement, the following terms shall have the meanings as set forth below:

•       “Cause” means the executive's (i) act or acts of dishonesty, moral turpitude or criminality, (ii) continued failure to perform such executive's duties as an employee or (iii) willful or deliberate violations of such executive's obligations to the Company that result in injury to the Company.

•       “FMV price percentage” means 20% multiplied by the number of full years elapsed between the effective time of the merger and the termination date for such executive.

The unvested shares held by our management stockholders are subject to certain transfer restrictions.  Specifically, the only permitted transfers of shares are those made pursuant to laws of descent and distribution or to an executive’s family group (meaning such executive’s spouse and descendants).  Transferees of such shares shall be subject to the transfer restrictions as set forth in the management equity agreement.

Investor Rights Agreement.  In connection with the merger, Aldabra Acquisition Corporation (“Aldabra”), Great Lakes, MDP, certain Aldabra stockholders and certain Great Lakes stockholders entered into an investor rights agreement.  The investor rights agreement provides for certain registration rights with respect to shares held by the Aldabra stockholders who are party to the investor rights agreements (the “Aldabra Registrable Securities”), shares held by MDP (the “MDP Registrable Securities”) and to shares held by certain other Great Lakes stockholders party to the investor rights agreement (the “Other Registrable Securities”).  Holders of at least a majority of MDP Registrable Securities, or Aldabra Registrable Securities after February 17, 2008, will have the right to demand registration under the Securities Act of all or any portion of their registrable securities subject to certain amount and time limitations.  Holders of the MDP Registrable Securities may demand three long-form registrations and an unlimited number of short-form registrations, while holders of the Aldabra Registrable Securities may only demand one long-form registration and one short-form registration.  Additionally, whenever the Company proposes to register any of its securities under the Securities Act and the registration form to be used may be used for the registration of registrable securities, holders of Aldabra Registrable Securities, MDP Registrable Securities or Other Registrable Securities will have the right to request the inclusion of their registrable securities in such registration.  The investor rights agreement also provides that MDP has the right to designate the number of directors to Great Lakes’ board that is proportionate to its voting power within the Company, as represented by the number of Great Lakes shares owned by MDP.  Holders of more than 25% of MDP Registrable Securities will have certain information and inspection rights with respect to the Company.

Additionally, the investor rights agreement sets forth affirmative and negative covenants to which Great Lakes will be subject to as long as MDP owns more than 25% of the voting power of the Company.  The negative covenants restrict the Company and/or its subsidiaries from conducting certain activities or taking certain actions, including, without limitation, making distributions on its capital stock, redemptions, purchase or acquisitions of its equity securities, issuance of debt or convertible or exchangeable debt securities, mergers and acquisitions, asset sales, liquidations, recapitalizations, non-ordinary business activities, change of organizational documents, and change of arrangements with its officers, directors, employees and other related persons.  Pursuant to the affirmative covenants, without the prior written consent of MDP, Great Lakes and/or its subsidiaries is required to perform certain activities, including, without limitation, preservation of its corporate existence and material licenses, authorizations and permits necessary to the conduct of its business, maintenance of its material properties, discharge of certain statutory liens, performance under material contracts, compliance with applicable laws and regulations, preservation of adequate insurance coverage, and maintenance of proper books of record and account.

Escrow of Aldabra Founders Shares.  All of the shares of Great Lakes’ common stock that were issued to the founders of Aldabra, including Messrs. Leight, Deutsch and Weiss and there respective affiliates, in exchange for their Aldabra common stock that was issued prior to Aldabra’s initial public, were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•      February 17, 2008;

•      liquidation of the Company; and

•      the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, these shares cannot be sold, but the holders of these shares will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow.

(b) Review, Approval or Ratification of Transactions with Related Persons

Related Party Transaction Policies and Procedures.  All interested transactions with related parties are subject to the Company’s Related Party Transaction Policies and Procedures (the “Related Party Transaction Policy”), which is set forth in writing.  The Audit Committee is responsible for applying the Related Party Transaction Policy.  For purposes of the Related Party Transaction Policy, the terms “interested transaction” and “related parties” are defined as follows:

•                  “interested transaction” means any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) the Company is a participant, and

(3) any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than ten percent (10%) beneficial owner of another entity).

•                  “related party” means any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than five percent (5%) beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing.  Immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

In determining the propriety of an interested transaction with a related party, the Audit Committee will take into account, among other factors it deems important, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

The Company’s board of directors has delegated to the Chair of the Audit Committee the authority to pre-approve or ratify (as applicable) any interested transaction with a related party in which the aggregate amount involved is expected to be less than $500,000.

The Audit Committee has reviewed the following transactions and determined that each such transaction shall be deemed to be pre-approved or ratified under the terms of the Related Party Transaction Policy:

•      Employment of executive officers.  Any employment by the Company of an executive officer of the Company if:

•      the related compensation is required to be reported in the Company’s proxy statement under Item 402 of the Securities and Exchange Commission’s (“SEC’s”) compensation disclosure requirements (generally applicable to “named executive officers”); or

•      the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a “named executive officer,” and the Company’s Compensation Committee approved (or recommended that the Company’s Board of Directors approve) such compensation.

•      Director compensation.  Any compensation paid to a director if the compensation is required to be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements.

•      Certain transactions with other companies.  Any transaction with another company at which a Related Person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than ten percent (10%) of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000 or two percent (2%) of that company’s total annual revenues.

•                  Certain Company charitable contributions. Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Person’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the greater of $1,000,000 or two percent (2%) of the charitable organization’s total annual receipts.

•                  Transactions where all shareholders receive proportional benefits.  Any transaction where the Related Person’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis (e.g. dividends).

The entering into of the amended and restated management equity agreement and the investor rights agreement were approved by our entire board of directors in connection with the Aldabra merger.  Prior to the Aldabra merger, we did not have an independent audit committee, as we were a privately-held company.

Director Independence

The Board of Directors has determined that Messrs. Berger, Biemeck and Deutsche are independent directors as defined in the listing standards for NASDAQ.  All of such persons serve on our Audit Committee.  The Company qualifies as a “controlled company” under NASDAQ’s listing standards because MDP controls more than 50% of the voting power of the Company.  Because we are a “controlled company,” the NASDAQ rules do not require that the members of our Nominating Committee or the Compensation Committee be independent or that a majority of our directors be independent.  Our Compensation Committee is comprised of Messrs. Souleles, Grissom and Weiss, none of whom is independent.  Our Nominating Committee is comprised of Messrs. Souleles, Grissom and Leight, none of whom is independent.

In reaching the conclusion that Mr. Berger is independent, the Board of Directors considered the fact that he is the cousin of Mr. Leight and that Navigant Consulting, Inc.  In reaching the conclusion that Mr. Biemeck is independent director the fact the he served as chief financial officer of Great Lakes from 1994 to 1999. The Board of Directors concluded that these relationships did not impact the independence of these directors.

Item 14. – Principal Accounting Fees and Services

The Company paid the following professional fees to its principal independent accountants, Deloitte & Touche LLP, for the years ended December 31, 2006 and 2005:

	Paid for the year ending December 31,
	2006	2005
	in thousands

Audit Fees (1)	$962.0	$638.3
Audit-Related Fees (2)	—	20.0
Tax Fees (3)	36.4	100.0
All Other Fees (4)	—	—

Total	$998.4	$758.3

(1)      Audit fees include fees for services related to the Company’s annual audits and quarterly reviews performed in accordance with generally accepted accounting standards.  Also included is $228 in fees related to the Aldabra transaction.

(2)      The audit-related fees also include fees for audit of the Company’s two 401(k) employee benefit plans in 2005.

(3)      Tax fees primarily include fees for tax planning and compliance related to the Company’s international operations, individual tax advice and return preparation for expatriate employees, and other tax advice related to specific non-routine transactions.

(4)      The Company paid no fees to its principal independent accountants for other services.

Pre-Approval Policy for Independent Accountant Services

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by Great Lakes’ independent accountants.  From time to time, however, circumstances may arise when it may become necessary to engage the independent accountants for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee may also pre-approve services on a case-by-case basis.  The Audit Committee may delegate pre-approval authority to one or more of its members.   For the year ended December 31, 2006, the Audit Committee pre-approved all such audit and non-audit services, including tax services, provided by the independent accountants.

Part IV

Item  15. – Exhibits, Financial Statements Schedules

(a)  Documents filed as part of this report

1.  Consolidated Financial Statements

The consolidated financial statements listed below are set forth on pages 73 to 117 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

2.  Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION

By:	/s/ Douglas B. Mackie
Douglas B. Mackie
President, Chief Executive Officer and Director
Date: March 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Douglas B. Mackie	March 22, 2007	President, Chief Executive
Douglas B. Mackie		Officer and Director

/s/ Deborah A. Wensel	March 22, 2007	Senior Vice President,
Deborah A. Wensel		Chief Financial Officer
and Treasurer

/s/ Thomas S. Souleles	March 22, 2007	Director
Thomas S. Souleles

/s/ Douglas S. Grissom	March 22, 2007	Director
Douglas S. Grissom

/s/ Nathan D. Leight	March 22, 2007	Director
Nathan D. Leight

/s/ Jason G. Weiss	March 22, 2007	Director
Jason G Weiss

/s/ Jonathan W. Berger	March 22, 2007	Director
Jonathan W. Berger

/s/ Peter R. Deutsch	March 22, 2007	Director
Peter R. Deutsch

/s/ Bruce J. Biemeck	March 22, 2007	Director
Bruce J. Biemeck

EXHIBIT INDEX

Number	Document Description

2.1

Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (1)

2.2

Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006 (18)

2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C. (23)
3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation). (23)
3.2	Amended and Restated Bylaws of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation). (23)
3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp. (24)
3.4

Letter from Madison Dearborn Capital Partners IV LP to Great Lakes Dredge & Dock Corporation designating directors pursuant to the Registrant’s certificate of incorporation to have four votes in each matter submitted to directors of the Registrant. (24)

4.1	Indenture, dated as of December 22, 2003, by and among GLDD Merger Sub, Inc. and BNY Midwest Trust Company, as trustee. (1)
4.2	Supplemental Indenture, dated as of December 22, 2003, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee. (1)
4.3	Amendment to Indenture, dated as of January 30, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee. (4)
4.4	Supplemental Indenture, dated as of February 27, 2004, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee. (4)
4.5	Second Supplemental Indenture, dated as of July 12, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee. (9)
4.6	Third Supplemental Indenture, dated as of December 2, 2005, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee. (10)
4.7

Fourth Supplemental Indenture, dated December 26, 2006, by and among Great Lakes Dredge & Dock Holdings Corp. (now known as Great Lakes Dredge & Dock Corporation), Great Lakes Dredge & Dock Corporation, the guarantors named therein and BNY Midwest Trust Company, as Trustee. (25)

4.8	Form of 7 3/4% Senior Subordinated Note due 2013. (7)
4.9	Form of Guarantee for 7 3/4% Senior Subordinated Note due 2013. (7)
4.10	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation.*
4.11	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Aldabra Acquisition Corporation (2)
4.12	Warrant Clarification Agreement, dated September 12, 2006, between the Company and Continental Stock Transfer & Trust Company (20)
4.13	Specimen Warrant Certificate for Great Lakes Dredge & Dock Corporation.*
10.1

Credit Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, Lehman Brother, Inc.

and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, and Bank of America, N.A., as an issuer of the Letters of Credit, and as representative for the lenders. (1)

10.2

Amendment No. 1 to Credit Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (3)

10.3

Amendment No. 2 to Credit Agreement, dated as of June 13, 2005, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (13)

10.4

Amendment No. 3 to Credit Agreement, dated as of November 14, 2005, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (15)

10.5

Amendment No. 4 to Credit Agreement, dated as of March 22, 2006, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (17)

10.6

Amendment No. 5 to Credit Agreement, dated as of August 28, 2006, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (19)

10.7	Credit Agreement, dated as of December 17, 2003, by and between Great Lakes Dredge & Dock Company and General Electric Capital Corporation. (1)
10.8

First Amendment to Credit Agreement and Guaranty, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Company, Great Lakes Dredge & Dock Corporation and General Electric Capital Corporation (3)

10.9

Second Amendment to Credit Agreement dated as of July 6, 2005, by and among Great Lakes Dredge & Dock Company, as Borrower, Great Lakes Dredge and Dock Corporation, as Guarantor, and General Electric Capital Corporation, as Lender. (11)

10.10

Third Amendment to Credit Agreement dated as of August 1, 2005, by and among Great Lakes Dredge & Dock Company, as Borrower, Great Lakes Dredge & Dock Corporation as Guarantor and General Electric Capital Corporation, as Lender. (12)

10.11

Fourth Amendment to Credit Agreement and Guaranty, dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Company, Great Lakes Dredge & Dock Corporation and General Electric Capital Corporation. (22)

10.12

Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (1)

10.13

First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (3)

10.14	Second Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 14, 2005, by and among the Great Lakes

Dredge & Dock Corporation, the subsidiaries of Great Lakes Dredge & Dock Company, Travelers Casualty and Surety Company, United Pacific Insurance Company, Reliance National Insurance Company, Reliance Surety Company and Travelers Casualty and Surety Company of America. (15)

10.15

Third Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (22)

10.16	Waiver letter from Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America, dated April 21, 2005. (14)
10.17	Waiver letter from Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America, dated June 13, 2005. (13)
10.18	Waiver letter from Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America, dated September 19, 2006. (21)
10.19	International Letter of Credit Agreement, dated September 29, 2006, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank. (22)
10.20

Reaffirmation Agreement, dated as of December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Bank of America, N.A., as Administrative Agent. (24)

10.21

Assumption Agreement, dated as of December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and General Electric Capital Corporation. (24)

10.22

Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo HSBC Trade Bank, N.A. (24)

10.23

Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corp., Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. † (26)

10.24	Employment Agreement between the Company and Douglas B. Mackie. † (5)
10.25	Employment Agreement between the Company and Richard Lowry. † (6)
10.26	Summary of Oral Employment Agreements with Named Executive Officers. † *
10.27	Annual Cash Bonus Plan. † *
10.28	401(k) Savings Plan † (8)
10.29	401(k) Lost Benefit Plan † *
10.30	Secured Promissory Note dated December 31, 2006 executed by MJC Berry Enterprises, LLC, in favor of North American Site Developers, Inc. (26)
10.31	Lease Agreement between North American Site Developers, Inc. and MJC Berry Enterprises, LLC, dated as of December 31, 2006. (26)

10.32	Form of Stock Escrow Agreement between Aldabra Acquisition Corporation, Continental Stock Transfer & Trust Company and the Initial Stockholders (2)
10.33

Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp. (23)

12.1	Ratio of Earnings to Fixed Charges. *
14.1	Code of Business Conduct and Ethics. (16)
21.1	Subsidiaries of the Registrant. *
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004. (Commission file no. 333-64687)
(2)	Incorporated by reference to the Aldabra Acquisition Corporation’s Registration Statement on Form S-1 (Commission file no. 333-121610)
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the
Commission on October 5, 2004.
(4)	Incorporated by reference Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on March 31, 2004.
(5)	Incorporated by reference Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on September 29, 1998.
(6)	Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on December 14, 1998.
(7)	Included as part of Exhibit 4.1 to this Annual Report on Form 10-K.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2005.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the Commission on August 10, 2005.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 14, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2005.
(17)	Incorporated by reference to the Company’s Form 10-K filed with the Commission on March 28, 2006.
(18)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).
(19)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Form 8-K filed with the Commission August 31, 2006 (Commission file no. 333-64687).
(20)	Incorporated by reference to the Aldabra Acquisition Corporation’s Report on Form 8-K filed with the Commission on September 15, 2006.
(21)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Form 8-K filed with the Commission on September 19, 2006 (Commission file no. 333-64687).
(22)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Form 8-K filed with the Commission on October 4, 2006 (Commission file no. 333-64687).
(23)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form S-4 (Commission file no. 01-33225).
(24)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 333-136861-01).
(25)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 01-33225).
(26)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Form 8-K filed with the Commission on February 20, 2007 (Commission file no. 01-33225).
*	Filed herewith.
†	Compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Great Lakes Dredge & Dock Corporation:
Oak Brook, IL

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (formerly, GLDD Acquisitions Corp.) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL
March  19, 2007

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands, except share and per share amounts)

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and equivalents	$3,640	$601
Accounts receivable—net	89,505	85,114
Contract revenues in excess of billings	9,561	14,352
Inventories	21,082	17,084
Prepaid expenses	11,810	4,700
Other current assets	18,648	12,413

Total current assets	154,246	134,264

PROPERTY AND EQUIPMENT—Net	239,337	240,849

GOODWILL	98,747	98,747

OTHER INTANGIBLE ASSETS—Net	1,268	1,579

INVENTORIES - NON CURRENT	13,353	11,206

INVESTMENTS IN JOINT VENTURES	9,996	8,605

OTHER	11,412	11,987

TOTAL	$528,359	$507,237

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$57,826	$50,836
Accrued expenses	30,192	22,879
Billings in excess of contract revenues	19,195	8,108
Current portion of long-term debt	4,085	1,950

Total current liabilities	111,298	83,773

LONG-TERM DEBT	190,600	248,850

DEFERRED INCOME TAXES	84,825	88,154

OTHER	11,109	5,858

Total liabilities	397,832	426,635

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,005	1,850

REDEEMABLE PREFERRED STOCK		101,978

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock—$.0001 par value; 90,000,000 authorized, 39,985,678 shares issued and outstanding	4
Common stock—$.01 par value; 1,000,000 shares issued and outstanding		10
Additional paid-in capital	168,830	9,990
Accumulated deficit	(39,030)	(33,017)
Accumulated other comprehensive loss	(1,282)	(209)

Total stockholders’ equity (deficit)	128,522	(23,226)

TOTAL	$528,359	$507,237

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except per share amounts)

	2006	2005	2004

CONTRACT REVENUES	$425,980	$423,399	$350,862

COSTS OF CONTRACT REVENUES	368,991	372,046	314,940

GROSS PROFIT	56,989	51,353	35,922

OPERATING EXPENSES:
General and administrative expenses	30,457	29,322	25,473
Amortization of intangible assets	311	786	4,174
Impairment of intangibles		5,718
Subpoena-related expenses	608	2,865	2,317
Demolition litigation expense			1,275
Sale-related expenses			273

Total operating income	25,613	12,662	2,410

OTHER INCOME (EXPENSE):
Interest expense—net	(24,343)	(23,055)	(20,334)
Equity in earnings of joint ventures	2,041	2,328	2,339
Minority interest	(155)	(251)	132

Total other expense	(22,457)	(20,978)	(17,863)

INCOME (LOSS) BEFORE INCOME TAXES	3,156	(8,316)	(15,453)

INCOME TAX (PROVISION) BENEFIT	(971)	1,364	4,366

NET INCOME (LOSS)	$2,185	$(6,952)	$(11,087)

REDEEMABLE PREFERRED STOCK DIVIDENDS	(8,198)	(7,693)	(7,285)

REDEMPTION OF PREFERRED STOCK	(2,790)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,803)	$(14,645)	$(18,372)

Basic and diluted loss per share	$(0.90)	$(1.58)	$(1.98)
Basic and diluted weighted average shares	9,780	9,288	9,288

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except per share amounts)

	Number				Accumulated
	of Shares		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income (Loss)	Total

BALANCE—January 1, 2004	1,000,000	$10	$9,990	$—	$—	$10,000

Accumulated dividends on preferred stock				(7,285)		(7,285)
Comprehensive income (loss):
Net loss				(11,087)		(11,087)
Reclassification of derivative gains to earnings (net of tax of $1,062)					(1,654)	(1,654)
Change in fair value of derivatives (net of tax of $1,048)					1,632	1,632

Total comprehensive loss	—	—	—	(11,087)	(22)	(11,109)

BALANCE—December 31, 2004	1,000,000	10	9,990	(18,372)	(22)	(8,394)

Accumulated dividends on preferred stock				(7,693)		(7,693)
Comprehensive income (loss):
Net loss				(6,952)		(6,952)
Reclassification of derivative gains to earnings (net of tax of $1,192)					(1,838)	(1,838)
Change in fair value of derivatives (net of tax of $1,071)					1,651	1,651

Total comprehensive loss	—	—	—	(6,952)	(187)	(7,139)

BALANCE—December 31, 2005	1,000,000	10	9,990	(33,017)	(209)	(23,226)
Recapitalization:						—
Elimination of equity	(1,000,000)	(10)	(9,990)			(10,000)
Common shares issued	39,985,678	4	120,147			120,151
Consideration received as a result of the merger, net of expenses of $3,715			48,683			48,683
Accumulated dividends on preferred stock				(8,198)		(8,198)
Comprehensive income (loss):						—
Net income				2,185		2,185
Reclassification of derivative gains to earnings (net of tax of $575)					886	886
Change in fair value of derivatives (net of tax of $1,271)					(1,959)	(1,959)

Total comprehensive loss				2,185	(1,073)	1,112

BALANCE—December 31, 2006	39,985,678	$4	$168,830	$(39,030)	$(1,282)	$128,522

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$2,185	$(6,952)	$(11,087)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	25,081	24,686	26,853
Earnings of joint ventures	(2,041)	(2,328)	(2,339)
Distribution from equity joint ventures	650	1,625	1,925
Minority interest	155	251	(132)
Deferred income taxes	(6,780)	(1,695)	(6,388)
Gain on dispositions of property and equipment	(679)	(342)	(394)
Impairment of goodwill and intangible assets		5,718
Amortization of financing fees	3,308	1,667	1,729
Changes in assets and liabilities:
Accounts receivable	(4,391)	(19,352)	(893)
Contract revenues in excess of billings	4,791	(1,913)	(1,203)
Inventories	(6,145)	(515)	(3,204)
Prepaid expenses and other current assets	(5,627)	(1,919)	4,252
Accounts payable and accrued expenses	11,700	10,133	12,495
Billings in excess of contract revenues	11,087	1,401	(2,102)
Other non-current assets and liabilities	605	(185)	(2,063)

Net cash flows from operating activities	33,899	10,280	17,449

INVESTING ACTIVITIES:
Purchases of property and equipment	(29,762)	(12,645)	(23,085)
Dispositions of property and equipment	13,571	5,468	10,261
Changes in restricted cash	(3,635)		876
Loan to related party	(1,684)
Acquisition of Predecessor common and preferred shares			527

Net cash flows from investing activities	(21,510)	(7,177)	(11,421)

FINANCING ACTIVITIES:
Repayments of long-term debt	(54,115)	(5,450)	(4,450)
Borrowings under (repayments of) revolving loans—net	(2,000)	2,000
Repurchase of shares	(65)
Issuance of shares	40
Proceeds from Aldabra Transaction	52,398
Payment of merger costs, net	(3,715)
Financing fees	(518)		(1,149)
Repayment of capital lease debt	(1,375)	(1,014)	(1,242)

Net cash flows from financing activities	(9,350)	(4,464)	(6,841)

NET CHANGE IN CASH AND EQUIVALENTS	3,039	(1,361)	(813)

CASH AND EQUIVALENTS—Beginning of period	601	1,962	2,775

CASH AND EQUIVALENTS—End of period	$3,640	$601	$1,962

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$21,265	$21,230	$17,483

Cash paid (refunded) for taxes	$4,478	$234	$(5,013)

NONCASH INVESTING ACTIVITY	$3,898

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands, except share and per share amounts)

1.                      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Recapitalization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) are in the business of marine construction, primarily dredging, and commercial and industrial demolition. The Company’s primary dredging customers are domestic and foreign government agencies, as well as private entities, and its primary demolition customers are general contractors, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies.

In December 2003, Madison Dearborn Capital Partners IV, L.P. (MDP), an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC, acquired control of Great Lakes from its former owner, Vectura Holding Company LLC (Vectura), for approximately $362 million, including fees and expenses, in a transaction accounted for as a purchase (the “Transaction”). The acquisition was effected by a new company established for this purpose, GLDD Acquisitions Corp., (“Acquisitions Corp.”) which then owned 100% of the equity securities of Great Lakes Dredge & Dock Corporation.

Merger and Accounting Treatment—The Company’s operations were previously held by GLDD Acquisitions Corp., which merged with a subsidiary of Aldabra Acquisition Corporation (“Aldabra”) on December 26, 2006 (the “Merger”).  Aldabra was a blank check company formed for the purpose of raising capital through an initial public offering with the intent to use the proceeds to merge with a business to build long term value.  Under the terms of the Agreement and Plan of Merger dated June 20, 2006 (the “Merger Agreement”), the stockholders of Acquisitions Corp. received 28,785,678 shares of Aldabra stock in exchange for all common and preferred stock outstanding.  Aldabra then merged into an indirect wholly-owned subsidiary and, in connection with this holding company merger, the stockholders of Aldabra, including the former Acquisitions Corp. stockholders, received stock in a new holding company that was subsequently renamed “Great Lakes Dredge & Dock Corporation.”

The Company is owned approximately 67% by MDP, and approximately 5% by Great Lakes’ management, with the remaining shares held by the former Aldabra shareholders.  At December 31, 2006, 516,658 of shares were held in escrow pending the delivery of closing financial statements of Acquisition Corp. and the final determination of the working capital and net indebtedness amounts, as defined in the Merger Agreement.  During March 2007, these shares were released from escrow, along with an additional 120,511 shares issued by Aldabra, upon finalization of these amounts and in accordance with the Merger Agreement.  Such shares were issued to the former Acquisition Corp. shareholders.

Immediately prior to the Merger, $52,398 in cash was held in trust by Aldabra for the purpose of completing a business combination.  After payments totaling $3,715 for professional fees and other costs related to the Merger, the net proceeds amounted to $48,683. The proceeds were then used to pay down the Company’s senior bank term debt.  Great Lakes’ $175,000 of 7¾% Senior Subordinated Notes due 2013 will remain outstanding.

The Merger was accounted for as a reverse acquisition. Under this method of accounting, Great Lakes was the acquiring company for financial reporting purposes. In accordance with applicable guidance, the Merger was considered to be a recapitalization.  Accordingly, the Merger was treated as the equivalent of Great Lakes issuing stock for the net monetary assets of Aldabra accompanied by a recapitalization. The net monetary assets of Aldabra, primarily cash, were stated at their fair value, which was equivalent to the carrying value, and accordingly no goodwill or other intangible assets were recorded. The accompanying consolidated financial statements as of and for the years ended December 31, 2005 and 2004 reflect the financial position, results of operations and cash flows of Acquisition Corp. prior to the Merger.  The accumulated deficit of Acquisition Corp. was carried forward to the recapitalized Company.

Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of Great Lakes Dredge & Dock Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence. Other investments, if any, are carried at cost.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue and Cost Recognition on Contracts—Substantially all of the Company’s contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. The majority of the Company’s demolition contracts are also fixed-price contracts, with others managed as time-and-materials or rental projects. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, Accounting for the Performance of Construction-Type and Certain Production-Type Contracts, contract revenues are recognized under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion. For demolition contracts, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Thus, the resulting modification is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Classification of Current Assets and Liabilities—The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year.

Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories—Inventories consist mainly of pipe, purchased spare parts, and supplies used in the Company’s dredging operations. Pipe and related parts are purchased in large quantities therefore a certain amount of pipe is not anticipated to be used within the current year and therefore is classified as long term.  Inventories are stated at the lower of cost or market, using an average cost methodology.

Property and Equipment—Capital additions, improvements, and major renewals are classified as property and equipment and are carried at cost. Maintenance and repairs are charged to earnings as incurred. Depreciation is provided over the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives by class of assets are 10 years for buildings and improvements; 5 to 10 years for furniture and fixtures; 3 to 10 years for vehicles, dozers, and other light operating equipment and systems; and 10 to 30 years for heavy operating equipment, such as barges and dredges. Leasehold improvements are amortized over the shorter of their remaining useful lives or the remaining lives of the leases.

Goodwill and Other Intangibles—Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations.  Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate.

The other intangible assets identified with respect to the Transaction are being amortized over a 7-to-10-year period.

Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less costs to sell.

Self-insurance Reserves—The Company self-insures costs associated with workers’ compensation claims, hull and equipment liability, and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in determination of such reserves.

Income Taxes—The Company records income taxes based upon SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Fair Value of Financial Instruments—The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of the Company’s variable rate debt (primarily bank debt) approximates fair values, based on prevailing market rates.  At December 31, 2006 and 2005, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000. The fair value of these notes was $168,000 and $157,500 at December 31, 2006 and 2005, respectively, based on quoted market prices.

Minority Interest—The Company owns 85% of the capital stock of NASDI, a demolition service provider located in the Boston, Massachusetts, area. The remaining 15% of the capital stock is owned by a senior manager of NASDI. Minority interest at December 31, 2006 and 2005 reflects NASDI management stockholder’s 15% non-voting interest in NASDI.

Capital Stock —As a result of the Merger of the Company on December 26, 2006, there were 39,985,694 of Common Stock issued and outstanding at December 31, 2006 with a par value of $0.0001 per share.  Additionally there were 18,400,000 of warrants outstanding.  These warrants were issued in the initial public offering of Aldabra, but did not become exercisable until the Merger with Acquisition Corp.  Each warrant can be converted into a share of the Company’s common stock at any time prior to their expiration on February 16, 2009 at a conversion price of $5 per warrant.  The Company can redeem the outstanding warrants in whole and not in part at a price of $.01 per warrant at any time upon a minimum of 30 days’ prior written notice of redemption and if, the last sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent.

Prior to the Merger, the Company’s authorized capital stock consisted of (i) 90,000 shares of Series A Preferred Stock, of which 77,500 shares were issued and outstanding at December 31, 2005 and 2004 respectively, (ii) 10,000 shares of Series B Preferred Stock, of which 9,500 shares were issued and outstanding at December 31, 2005 and 2004 respectively, and (iii) 1,500,000 shares of Common Stock of which 1,000,000 were issued and outstanding at December 31, 2005 and 2004, respectively. All stock has a par value of $.01 per share.  All of the Company’s prior common stock and preferred stock were exchanged for shares of Aldabra, and subsequently converted to shares of Great Lakes upon consummation of the Merger described above.

Common Stock Reserved — The Company has 18,400,000 shares of common stock reserved for issuance upon exercise of the warrants.

Redeemable Preferred Stock —In connection with the purchase of the Company in 2003, Redeemable Preferred Stock was issued to the shareholders.  Dividends on the Company’s Series A and Series B Preferred Stock were cumulative semiannually and payable upon declaration at a rate of 8% commencing December 23, 2003.  The preferred stock was recorded at its redemption and liquidation value of $1,000 per share, or $87,000 plus accrued and unpaid dividends. Prior to the merger, there was $23,176 in accumulated dividends outstanding.  As of December 31, 2005 and 2004 there were $14,978 and $7,285, respectively, in accumulated dividends outstanding.  The holders of Preferred Stock were entitled to payment before any capital distribution was made with respect to any Junior Securities and had no voting rights. Due to a redemption clause, prior to the merger, this stock was considered a mezzanine security and was recorded outside of stockholders’ equity (deficit), in accordance with Emerging Issues Task Force (EITF) Topic D-98.  As a result of the Merger on December 26, the preferred stock and accumulated dividends were exchanged for shares of Aldabra stock.  The fair value of stock received was in excess of the carrying value of the Redeemable Preferred Stock at the time of the exchange.  Therefore, the net loss available to common shareholders for the year ended December 31, 2006 was adjusted by $2,790 in determining earnings per share in accordance with EITF Topic D-42.

Earnings Per Share — As discussed above in Merger and Accounting Treatment, the historical results prior to December 26, 2006 were that of Acquisition Corp. prior to the merger.  As the merger was considered a reverse acquisition, the weighted average shares outstanding for all prior periods were retroactively restated to reflect the shares that were issued to acquire Acquisitions Corp. common stock.

Accordingly, 9,287,669, were deemed to be outstanding at the beginning of the earliest period presented.  In 2006, since the exercise of the warrants would have had an antidilutive effect, diluted earnings per share did not include common stock equivalents.  At December 31, 2006 516,918 shares in escrow are considered contingently issuable and therefore are excluded from the earnings per share calculation.

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common share outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

There is no dilutive effect on earnings per share in the years presented.   The computations for basic and diluted earnings per share from continuing operations are as follows:

	2006	2005	2004
Income (loss) from continuing operations	$2,185	$(6,952)	$(11,087)
Redeemable preferred stock	(10,988)	(7,693)	(7,285)
Net loss available to common shareholders	$(8,803)	$(14,645)	$(18,372)
Weighted average common shares outstanding:
Basic	9,780	9,288	9,288
Earnings per share from continuing operations:
Basic and diluted	$(0.90)	$(1.58)	$(1.98)

New Accounting Pronouncements — In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159 which expands the scope of what companies may carry at fair value.  It is effective for financials statements issued after November 15, 2007.  Great Lakes is currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108).  SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements.  It is effective for financial statements issued after November 15, 2006.  The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Great Lakes is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income positions and is effective as of the beginning of the Company’s 2007 fiscal year. The Company is currently evaluating the impact that FIN 48 will have on the consolidated financial statements.

Reclassifications— In the 2005 consolidated balance sheet, $1,385 of interest rate swap liability was reclassified to long term liabilities from current liabilities to conform to the 2006 presentation.

2.                      ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2006 and 2005, are as follows:

	2006	2005

Completed contracts	$18,252	$33,818
Contracts in progress	60,522	41,885
Retainage	11,488	10,016

	90,262	85,719
Allowance for doubtful accounts	(757)	(605)

Total	$89,505	$85,114

3.                      CONTRACTS IN PROGRESS

The components of contracts in progress at December 31, 2006 and 2005 are as follows:

	2006	2005

Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$172,263	$196,846
Amounts billed	(163,821)	(185,635)

Costs and earnings in excess of billings for contracts in progress	8,442	11,211
Costs and earnings in excess of billings for completed contracts	1,119	3,141

	$9,561	$14,352

Prepaid contract costs (included in prepaid expenses)	$7,602	$1,541

Billings in excess of costs and earnings:
Amounts billed	$(216,218)	$(113,243)
Costs and earnings for contracts in progress	197,023	105,135

Total	$(19,195)	$(8,108)

4.                      GOODWILL

In the third quarter of 2006 and 2005, the Company performed its annual assessment for the impairment of goodwill. At the time of the Company’s sale transaction in December 2003, a portion of the total goodwill had been allocated to the demolition segment. In 2005, NASDI achieved its forecast and is projected to be cash flow positive going forward. However, Company management did not believe that it would achieve the future returns contemplated in the 2003 forecasts prepared when the goodwill was allocated. These downward revised projections for the demolition business were attributable to higher anticipated incentive pay to retain a key member of the demolition business’ management. Based on these revised projections the Company determined there was an impairment of the goodwill related to its demolition reporting unit. Therefore, in September of 2005, the Company recorded a non-cash write-down of $4,816 million to reflect management’s best estimate, using a discounted cash flow model, of the impairment to goodwill. No impairment was recorded in 2006.

5.                      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005

Land	$2,870	$2,870
Buildings and improvements	1,621	270
Furniture and fixtures	1,271	1,154
Operating equipment	303,926	282,700

	309,688	286,994
Accumulated depreciation	(70,351)	(46,145)

Total	$239,337	$240,849

Depreciation expense was $24,770, $23,896 and $22,679 for the years ended December 31, 2006, 2005 and 2004, respectively.

6.                      INVESTMENTS IN JOINT VENTURES

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	2006	2005	2004

Current assets	$9,183	$7,761	$7,633
Noncurrent assets	10,711	8,942	8,419

Total assets	19,894	16,703	16,052

Current liabilities	(1,990)	(1,494)	(2,066)
Noncurrent liabilities

Equity	$17,904	$15,209	$13,986

Revenue	$27,387	$28,363	$29,823

Gross Profit	4,268	5,610	5,767

Net income (loss)	$3,996	$4,598	$4,678

Amboy has a revolving loan with a bank for up to $3,000 which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. It is the intent of the joint venture partners to periodically distribute Amboy’s earnings, to the extent allowed by Amboy’s bank agreement. The Company does not guarantee any of the outstanding borrowings and accrued interest under the facility.

In 2003, the Company and its Amboy joint venture partner each purchased a 50% interest in land, which is adjacent to the Amboy property and may be used in connection with the Amboy operations. The Company’s share of the purchase price totaled $1,047 and is reflected in investments in joint ventures. Income from that land was $43, $29 and $0 for the years ended December 31, 2006, 2005 and 2004 respectively.

For the years ended December 31, 2006 and 2005 the Company received distributions from Amboy and the adjacent land venture totaling $650 and $1,625, respectively. Amboy entered into a purchase option agreement for the purchase of real property in the City of Newark. Amboy has 90 days from the effective date of the purchase option agreement to complete its due diligence, unless extended. The purchase price of the land would be approximately $24,000 of which Amboy put a $2,000 deposit down, thereby reducing its distributions in 2006. Amboy is actively seeking a new site for its operations facility due to the impending sale of their current location.

7.                      INTANGIBLE ASSETS

At December 31, 2006, the net book value of intangible assets identified with respect to the Transaction was as follows:

		Accumulated
	Cost	Amortization	Net

Customer contract backlog	$4,237	$4,237	$
Demolition customer relationships	1,093	609	484
Software and databases	1,209	425	784

Total	$6,539	$5,271	$1,268

At December 31, 2005, the net book value of intangible assets identified with respect to the Transaction was as follows:

		Accumulated
	Cost	Amortization	Net

Customer contract backlog	$4,237	$4,148	$89
Demolition customer relationships	1,093	529	564
Software and databases	1,209	283	926

Total	$6,539	$4,960	$1,579

In the third quarter of 2005, the Company wrote down the intangible asset related to demolition customer relationships by $902. This impairment on intangibles was analyzed in conjunction with the goodwill impairment as discussed in Note 5. When the original customer relationship intangible was established in 2003, it required estimation of future annual revenues attributable to certain key customers. During 2005 and 2004, the demolition revenues were generated by a greater variety of customers, rather than being as concentrated as anticipated with these key customers. Therefore, the future revenue expectations related to these particular customers were revised, resulting in this non-cash impairment write-down based on a discounted cash-flow analysis.

Amortization expense related to these intangible assets is estimated to be $263 annually in 2007 through 2010.

8.                      OTHER NONCURRENT ASSETS

At December 31. 2006 and 2005 other non-current assets includes $2,288 and $1,575, respectively, of cash held in escrow as security for the company’s lease rental obligations under two of its long-term equipment operating leases.  The $2,288 includes $1,500 placed in escrow in 2006 in connection with the lease of the Long Island.  During 2006, $787 was classified within other current assets as Great Lakes anticipates receiving that money from escrow in 2007. The remainder of the cash will be released once the company continues to meet certain financial thresholds, or upon early termination or conclusion of the lease. Also included in the non-current assets at December 31, 2006 and 2005, respectively, were $7,776 and $9,000 related to the long-term portion of the company’s deferred financing fees.

9.       ACCRUED EXPENSES

Accrued expenses at December 31, 2006 and 2005 are as follows:

	2006	2005

Payroll and employee benefits	$9,159	$8,927
Insurance	8,798	6,387
Income and other taxes	5,897	3,817
Fuel hedge liability	2,113	344
Interest	1,003	1,115
Equipment leases	1,284	933
Interest rate swap liability	201	213
Other	1,737	1,143

Total	$30,192	$22,879

10.               RELATED PARTY

In 2005 the president and minority owner of the demolition business purchased land and a building to accommodate new and expanded office and garage facilities for NASDI.  During 2006 various improvements to the land, building and interior office space were funded by NASDI.  A portion of these expenditures were for the benefit of the owner of the property and therefore at December 31, 2006 there is a receivable from the president of NASDI of $1,684 related to those expenditures.  The remaining expenditures relate to leasehold improvements owned by NASDI and were capitalized and will be amortized over the lease term.  NASDI signed a long term lease with the president and began occupying the facilities in the fourth quarter of 2006.

11.               LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 is as follows:

	2006	2005

Senior bank debt:
Equipment term loan	$17,550	$19,500
Term loan B	2,135	54,300
Revolving loan		2,000
7-3/4% senior subordinated notes	175,000	175,000

	194,685	250,800
Current portion of long-term debt	(4,085)	(1,950)

Total	$190,600	$248,850

In December 2003, the Company entered into a long-term loan with an equipment financing company (“Equipment Term Loan”) to acquire certain equipment that was previously under an operating lease. Principal payments under the Equipment Term Loan total $1,950 annually for each of the next seven years and are paid in quarterly installments with any remaining principal payments due in full on December 17, 2013. Interest is paid quarterly at a variable LIBOR-based rate. The Equipment Term Loan agreement also contains provisions that require the Company to maintain certain financial ratios. Outstanding amounts under the Equipment Term Loan are secured by first lien mortgages on certain operating equipment with a net book value of $20,142 at December 31, 2006.

Also in December 2003, the Company entered into a new bank credit agreement (“Credit Agreement”) with a group of banks, consisting of a Tranche B Term Loan facility, which was paid down in December 2006 with the exception of $2,135 that was settled in January 2007, and a $60,000 aggregate revolving credit facility that may be used for borrowings or for letters of credit. The Credit Agreement will expire in December 2008. The terms of the Credit Agreement provide for interest rate spreads based on the Company’s debt level compared to earnings, as defined, and allow for various interest rate options for loan amounts and periods that are selected at the discretion of the Company. Borrowings under the Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $76,672 at December 31, 2006, and are guaranteed by all domestic subsidiaries of the Company. The Credit Agreement also contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.

In the first quarter of 2006, a voluntary prepayment of $3,000 was made on the Tranche B Term Loan facility. The Company paid down its term loan B facility as a result of the merger. Upon completion of the Merger Great Lakes paid down the remainder of the loan, $51,300. However, due to the terms of the credit agreement, the balance due to one lender of $2,135 was not accepted until January 4, 2007. The debt remains on the balance sheet at December 31, 2006 with corresponding cash recorded as restricted in other current assets.

At December 31, 2006 and 2005, the Company’s weighted average borrowing rate under its Senior Credit Facilities was 9.56% and 7.9%, respectively. Amortization of financing fees related to the Senior Credit Facilities added 0.63% to the 2006 weighted average borrowing rate. Financing fees of $1,414 were written off as a result of the pay down of the Senior Term Debt. The Company also pays an annual commitment fee of up to 0.750% on the average daily unused capacity available under the revolving credit facility.

At December 31, 2006, the Company had $20,822 in undrawn letters of credit relating to foreign contract performance guarantees and insurance payment liabilities. Therefore, at December 31, 2006, the Company had availability of $39,178. At December 31, 2006, the Company was in compliance with its various covenants under its Credit Agreement and Equipment Term Loan (collectively, “Senior Credit Facilities”).

On September 29, 2006, Great Lakes secured a $20 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including the Diyaar contract. The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program which covers 90% of the obligations owing under the facility. There were $18,477 letters of credit outstanding at December 31, 2006.

On December 22, 2003, the Company issued $175,000 of 7-3/4% senior subordinated notes (“Notes”) which will mature on December 15, 2013. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including borrowings under the Senior Credit Facilities. The Company’s obligations under the Notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

Financing fees and amendment fees related to the Senior Credit Facilities and the Notes are deferred and amortized over the respective terms of the borrowings.

The schedule of principal payments, including the $2,135 payment on January 4, 2007 noted above, through the maturity date of the Company’s long-term debt at December 31, 2006, is as follows:

2007	$4,085
2008	1,950
2009	1,950
2010	1,950
2011	1,950
Thereafter	182,800

194,685
Less current portion	(4,085)

Total	$190,600

The Company sometimes enters into capital lease arrangements to finance the acquisition of dozers, excavators, and automobiles. In 2006, 2005 and 2004, the Company entered into capital leases totaling $2,265, $1,082 and $1,440, respectively. The current portion of capital lease obligations, in the amounts of $1,284 and $933, is included in accrued expenses at December 31, 2006 and 2005, respectively. The long-term portion of these leases is included in other long-term liabilities and totaled $1,530 and $992, respectively. The terms of these leases extend through 2010. The net book value of these assets was $4,520 and $2,598 at December 31, 2006 and 2005, respectively. Capital lease payments will be $973, $715, $287 and $87 in 2007, 2008, 2009 and 2010, respectively.

12.               RISK MANAGEMENT ACTIVITIES

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks. Such instruments are not used for trading purposes. As of December 31, 2006, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for domestic work in its backlog to be performed through September 2007. As of December 31, 2006, there were 7.0 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.78 to $2.20 per gallon. At December 31, 2006 and 2005, the fair value of these contracts was estimated to be a liability of $2,114 and $344, respectively, and is recorded in accrued expenses.

The Company has designated its fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive loss, net of income taxes:

	2006	2005

Accumulated other comprehensive income as of January 1	$(209)	$(22)
Net (gains) losses reclassified into costs of contract revenues from accumulated other comprehensive income—net of tax	886	(1,838)
Change in fair value of derivatives—net of tax	(1,959)	1,651

Accumulated other comprehensive loss as of December 31	$(1,282)	$(209)

Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains or losses included in accumulated other comprehensive loss at December 31, 2006 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement, which was extended in July 2006 through December 15, 2013, to swap a notional amount of $50,000 from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated notes. The current portion of the fair value liability of the swap at December 31, 2006 and 2005 was $201 and $214, respectively and is recorded in accrued expenses. The long term portion of the fair value liability of the swap at December 31, 2006 and 2005 was $1,279 and $1,384, respectively and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period. The Company had no foreign currency hedge contracts outstanding at December 31, 2006 and 2005.

13.               INCOME TAXES

The provision (benefit) for income taxes is as follows:

	2006	2005	2004

Federal:
Current	$5,907	$(24)	$—
Deferred	(5,844)	(1,420)	(5,823)

State:
Current	1,312	614	456
Deferred	(935)	(275)	(365)

Foreign:
Current	531	(259)	1,366

Total	$971	$(1,364)	$(4,366)

The Company’s income tax provision (benefit) reconciles to the provision at the statutory U.S. federal income tax rate as follows:

	2006	2005	2004

Tax (benefit) provision at statutory U.S. federal income tax rate	$1,159	$(2,742)	$(5,298)
Write-off of goodwill		1,637
Foreign taxes deducted—net of federal income tax benefit		(226)	901
State income tax—net of federal income tax benefit	(83)	130	(64)
Other	(105)	(163)	95

Income tax (benefit) provision	$971	$(1,364)	$(4,366)

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately, $4,854. The net operating loss carryforwards at the end of 2005 were fully utilized in 2006. At December 31, 2006 and 2005 the Company had net operating loss carryforwards for state income tax purposes totaling $817 and $6,948, respectively. The outstanding carryforwards will expire in 2019. The Company has recorded reserves for contingent income tax liabilities with respect to loss contingencies that are deemed probable of occurrence. Such amounts total $2,691 and $3,120 at December 31, 2006 and 2005, respectively. These loss contingencies relate primarily to the classification of transaction expenses incurred in connection with the Company’s sale in December 2003, the taxation of foreign earnings, and state income tax issues. The decrease in income tax reserves during 2006 relates primarily to r the settlement of tax liabilities in Puerto Rico.

During the third quarter of 2005, the Company performed its annual assessment for the impairment of goodwill related to its demolition business. Based upon the results of this assessment the Company recorded a non-cash write-down of $4,816, which impacted the federal tax provision for the year ended December 31, 2005, as noted above.

For the year ended December 31, 2005, the Company’s income tax provision includes foreign income tax expense of $159 and interest expense of $96 resulting from the settlement of a foreign tax obligation related to the 1999 taxable year.

The Company’s deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Accrued liabilities	$9,527	$5,321
Net operating loss carryforward benefit	35	2,188

	9,562	7,509

Deferred tax liabilities:
Depreciation and amortization	(85,237)	(90,432
Other	(50)	(278

	(85,287)	(90,710

Total net deferred tax liabilities	$(75,725)	$(83,201

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$9,100	$4,953
Net non-current deferred tax liabilities	(84,825)	(88,154

Total net deferred tax liabilities	$(75,725)	$(83,201

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes.  Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes.  A valuation allowance has not been recorded to reduce the balance of deferred tax assets at December 31, 2006, as the Company believes that it is more likely than not that sufficient taxable income will be generated in future periods.

14.               LEASE COMMITMENTS

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2020. The equipment leases contain renewal or purchase options that specify prices at the then fair market value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement, and one lease arrangement requires that the Company maintain certain financial ratios comparable to those required by its Senior Credit Facilities. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

In 2006 the Company entered into a sale-lease back transaction for the dredge Long Island. Proceeds from the sale were $12,000, of which $1,500 was placed in an escrow account, to be distributed upon termination of the lease. The lease is appropriately accounted for as an operating lease.

Future minimum operating lease payments for the years ending December 31 are as follows:

2007	$15,490
2008	15,012
2009	12,943
2010	9,590
2011	9,590
Thereafter	52,587

Total minimum lease payments	$115,212

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2006, 2005, and 2004, was $15,942, $16,344, and $15,109, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

15.               RETIREMENT PLANS

The Company sponsors three 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”) a second covering its non-union hourly employees (“Hourly Plan”) and a third plan specifically for the Company’s tugboat union. Under the Salaried and Hourly plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company’s expense for matching and discretionary contributions for 2006, 2005, and 2004, was $3,258, $2,944, and $1,975, respectively. Participation in and contribution to the plan for the tugboat union are not significant.

The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan’s termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits. As of December 31, 2006, unfunded amounts, if any, are not significant. Total contributions to multi-employer pension plans for the years ended December 31, 2006, 2005 and 2004, were $4,861, $5,218, and $4,410, respectively.

16.               SEGMENT INFORMATION

The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for 2006, 2005 and 2004 is provided as follows:

	2006	2005	2004

Dredging
Contract revenues	$377,234	$374,262	$313,807
Operating income	21,904	15,176	1,484
Depreciation and amortization	23,821	23,187	24,923
Total assets	489,551	469,914	466,794
Property and equipment—net	232,443	236,468	252,508
Goodwill	79,097	79,097	79,570
Investment in equity method investee	9,996	8,605	7,965
Capital expenditures	25,692	10,935	21,535

Demolition
Contract revenues	$48,746	$49,137	$37,055
Operating income	3,709	(2,514)	926
Depreciation and amortization	1,260	1,499	1,930
Total assets	38,808	37,323	41,841
Property and equipment—net	6,894	4,381	4,086
Goodwill	19,650	19,650	23,993
Investment in equity method investee
Capital expenditures	4,070	1,710	1,550

Total
Contract revenues	$425,980	$423,399	$350,862
Operating income	25,613	12,662	2,410
Depreciation and amortization	25,081	24,686	26,853
Total assets	528,359	507,237	508,635
Property and equipment—net	239,337	240,849	256,594
Goodwill	98,747	98,747	103,563
Investment in equity method investee	9,996	8,605	7,965
Capital expenditures	29,762	12,645	23,085

The Company classifies the revenue related to its dredging projects into the following types of work:

	2006	2005	2004

Capital dredging—U.S.	$127,205	$161,125	$141,674
Capital dredging—foreign	86,039	47,402	62,862
Beach nourishment dredging	94,476	92,746	51,289
Maintenance dredging	69,514	72,989	57,982

Total	$377,234	$374,262	$313,807

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2006, 2005, and 2004, as follows:

	2006	2005	2004

Contract revenues	$86,039	$47,402	$62,862
Costs of contract revenues	(66,706)	(43,066)	(54,462)

Gross profit	$19,333	$4,336	$8,400

In 2006 and 2005, the majority of the Company’s foreign revenue came from projects in the Middle East, primarily in Bahrain. Most of the work done in Bahrain was for one customer, the government of Bahrain, and revenue in 2006 and 2005 was $78,183 and $39,004, respectively. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2006 and 2005, long-lived assets with a net book value of $59,358 and $48,878, respectively, were employed outside of the U.S.

17.               CONCENTRATIONS OF RISK

The Company’s primary dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control. In 2006, 2005, and 2004, 36.7%, 70.2%, and 67.2%, respectively, of contract revenues were earned from dredging contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. Throughout 2006, the Company worked to diversify its customer base, successfully negotiating large land reclamation projects in the Middle East with foreign governments and dredging work for LNG facilities with private customers. Additionally, state and local governments have begun funding a greater percentage of beach work, in the absence of federal support. At December 31, 2006, 2005, and 2004, approximately 33.7%, 62.7%, and 68.2%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government dredging contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s dredging operations can be influenced by the level and timing of federal funding.

18.               COMMITMENTS AND CONTINGENCIES

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of $80,424 at December 31, 2006. The bonding agreement contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions. The bonding agreement was amended effective September 30, 2004, to revise the minimum net worth requirements. At December 31, 2006, the Company was in compliance with its various covenants under the bonding agreement, as revised. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $5 to $10 million. At December 31, 2006, the Company had outstanding performance bonds valued at approximately $289,804 however; the revenue value remaining in backlog related to these projects totaled approximately $168,430 million.

As is customary with negotiated contracts and modifications or claims to competitively bid contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts, modifications or claims, and the applicable federal laws. The government has the ability to seek a price adjustment based on the results of such audit. Any such audits have not had and are not expected to have a material impact on the financial position, operations or cash flows of the Company.

In the normal course of business, the Company is a defendant in various legal proceedings. Except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina. The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. As of September 12, 2006 the Company believes it has fully complied with all requests related to the federal subpoena matter and has delivered its affidavit to that effect. The Company has received no additional communications from the Justice Department since that date; however, the matter continues to remain open. The Company continues to incur legal costs although at a much reduced level from last year. These expenses totaled approximately $608 and $2,865 for the year ended December 31, 2006 and 2005, respectively.

In the normal course of business, the Company is a party to various personal injury lawsuits. The Company maintains insurance to cover claims that arise from injuries to its hourly workforce subject to a deductible. Recently there has been an increase in suits filed in Texas. Two Texas law firms are aggressively pursuing personal injury claims on behalf of dredging workers resident in certain areas of Texas. An unprecedented number of lawsuits are being filed for incidents that would not have likely escalated to claims in the past. However, aggressive legal representation and medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement. During the year $4.5 million was recorded for our self-insured portion of these liabilities. The Company’s recorded self insurance reserves represent its best estimate of the outcomes of these claims and the Company does not believe that it is reasonably possible there will be a material adverse impact to the Company’s financial position or results of operations or cash flows related to such claims. However, the occurrence in the future of new claims of a similar nature is not possible to predict and while the Company does not believe that additional claims would have a material impact on the Company’s financial position, it is possible they could be material to the results of operations and cash flows in future periods.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Katrina Claims”) Reed v. United States. The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company, and numerous other dredging companies which completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The complaint alleges that this loss of natural barriers contributed to the failure of the levees as Katrina floodwaters damaged plaintiffs’ property. The Reed complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints. In addition, plaintiffs have filed one mass tort case. All these cases raise the same claims as Reed. One dredging company has filed a cross-claim seeking contribution and indemnification. The amount of claimed damages is not stated, but is presumed to be significant. On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina lawsuits against Great Lakes, including the lawsuits mentioned above, pending resolution of Great Lakes’ exoneration and limitation claims Great Lakes believes it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. On March 9, 2007, the District Court dismissed with prejudice the Reed claim and one mass tort claim against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit.  Great Lakes' continues to prosecute its limitation of liability proceeding against all the plaintiffs in the District Court on similar grounds that lead to the dismissals in both claims. In addition, Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. Great Lakes does not believe it is reasonably possible that the Katrina Claims will have a material adverse impact on its financial condition or results of operations and cash flows.

19.               SUBSIDIARY GUARANTORS

The payment obligations of the Company under its 7-3/4% senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries (“Subsidiary Guarantors”). Such guarantees are full, unconditional, and joint and several. The following supplemental condensed consolidating financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiary and for the Great Lakes Dredge & Dock Corporation (“GLD Corporation”).

******

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(in thousdands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and equivalents	$3,630	$10	$—	$—	$3,640
Accounts receivable—net	89,505	—	—	—	89,505
Receivables from affiliates	7,867	2,829	4,540	(15,236)	—
Contract revenues in excess of billings	9,561	—	—	—	9,561
Inventories	21,082	—	—	—	21,082
Prepaid expenses and other current assets	18,114	—	12,344	—	30,458

Total current assets	149,759	2,839	16,884	(15,236)	154,246

PROPERTY AND EQUIPMENT—Net	239,337	—	—	—	239,337
GOODWILL	98,747	—	—	—	98,747
OTHER INTANGIBLE ASSETS—Net	1,268	—	—	—	1,268
INVESTMENTS IN SUBSIDIARIES	2,839	—	359,294	(362,133)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	13,353	—	—	—	13,353
INVESTMENTS IN JOINT VENTURES	9,996		—	—	9,996
OTHER ASSETS	4,008		7,404	—	11,412

TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,382	$—	$444	$—	$57,826
Payables to affiliates	8,687	—	6,549	(15,236)	—
Accrued expenses	23,432	—	6,760	—	30,192
Billings in excess of contract revenues	19,195	—	—	—	19,195
Current portion of Long-Term Debt	1,950		2,135		4,085

Total current liabilities	110,646	—	15,888	(15,236)	111,298

LONG-TERM DEBT	15,600	—	175,000	—	190,600
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,225	—	83,600	—	84,825
OTHER	9,115	—	1,994	—	11,109

Total liabilities	159,288	—	276,482	(37,938)	397,832

MINORITY INTEREST	—	—	—	2,005	2,005
STOCKHOLDERS’ EQUITY (DEFICIT)	360,019	2,839	129,802	(364,138)	128,522

TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(in thousdands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and equivalents	$596	$5	$—	$—	$601
Accounts receivable—net	85,114				85,114
Receivables from affiliates	9,202	2,876	4,542	(16,620)
Contract revenues in excess of billings	14,352				14,352
Inventories	17,084				17,084
Prepaid expenses and other current assets	10,742		6,371		17,113

Total current assets	137,090	2,881	10,913	(16,620)	134,264

PROPERTY AND EQUIPMENT—Net	228,393		12,456		240,849
GOODWILL	98,747				98,747
OTHER INTANGIBLE ASSETS—Net	1,579				1,579
INVESTMENTS IN SUBSIDIARIES	2,881		355,388	(358,269)
NOTES RECEIVABLE FROM AFFILIATES			22,702	(22,702)
INVENTORIES	11,206				11,206
INVESTMENTS IN JOINT VENTURES	8,605				8,605
OTHER ASSETS	2,010		9,977		11,987

TOTAL	$490,511	$2,881	$411,436	$(397,591)	$507,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$50,836	$—	$—	$—	$50,836
Payables to affiliates	7,754		8,866	(16,620)
Accrued expenses	19,460		3,419		22,879
Billings in excess of contract revenues	8,108				8,108
Current maturities of long-term debt	1,950				1,950

Total current liabilities	88,108		12,285	(16,620)	83,773

LONG-TERM DEBT	17,550		231,300		248,850
NOTES PAYABLE TO AFFILIATES	22,702			(22,702)
DEFERRED INCOME TAXES	1,199		86,955		88,154
OTHER	3,923		1,935		5,858

Total liabilities	133,482		332,475	(39,322)	426,635

REDEEMABLE PREFERRED STOCK			101,978		101,978
MINORITY INTEREST				1,850	1,850
STOCKHOLDERS’ EQUITY (DEFICIT)	357,029	2,881	(23,017)	(360,119)	(23,226)

TOTAL	$490,511	$2,881	$309,458	$(397,591)	$507,237

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

DECEMBER 31, 2006

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$425,980	$—	$—	$—	$425,980
COST OF CONTRACT REVENUES	(369,322)	—	331	—	(368,991)
GROSS PROFIT	56,658	—	331	—	56,989

OPERATING EXPENSES
General and administrative expenses	(30,227)	(61)	(169)	—	(30,457)
Subpoena related expenses	(608)	—	—		(608)
Amortization of intangibles	(311)	—	—	—	(311)
Total operating income	25,512	(61)	162	—	25,613

INTEREST EXPENSE—Net	(4,304)	—	(20,039)	—	(24,343)

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(43)	—	26,410	(26,367)	—

EQUITY IN EARNINGS OF JOINT VENTURE	2,041	—	—	—	2,041

MINORITY INTEREST	—	—	—	(155)	(155)

INCOME (LOSS) BEFORE INCOME TAXES	23,206	(61)	6,533	(26,522)	3,156

INCOME TAX (PROVISION) BENEFIT	3,395	18	(15,523)	11,139	(971)

NET INCOME (LOSS)	$26,601	$(43)	$(8,990)	$(15,383)	$2,185

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$423,399	$—	$—	$—	$423,399

COSTS OF CONTRACT REVENUES	(372,528)		482		(372,046)

GROSS PROFIT	50,871	—	482	—	51,353

OPERATING EXPENSES:
General and administrative expenses	(29,235)	(65)	(22)		(29,322)
Subpoena-related expenses	(2,865)				(2,865)
Amortization of intangible assets	(786)				(786)
Impairment of intangible assets	(5,718)				(5,718)

Total operating expenses	(38,604)	(65)	(22)	—	(38,691)

OPERATING INCOME (LOSS)	12,267	(65)	460	—	12,662

INTEREST EXPENSE—Net	(4,015)		(19,040)		(23,055)

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(43)		55,561	(55,518)

EQUITY IN EARNINGS OF JOINT VENTURE	2,328				2,328

MINORITY INTEREST				(251)	(251)

INCOME (LOSS) BEFORE INCOME TAXES	10,537	(65)	36,981	(55,769)	(8,316)

PROVISION FOR INCOME TAXES	44,358	22	(48,573)	5,557	1,364

NET INCOME (LOSS)	$54,895	$(43)	$(11,592)	$(50,212)	$(6,952)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$350,862	$—	$—	$—	$350,862

COSTS OF CONTRACT REVENUES	(315,675)	(13)	748		(314,940)

GROSS PROFIT (LOSS)	35,187	(13)	748	—	35,922

OPERATING EXPENSES:
General and administrative expenses	(25,208)	(64)	(201)		(25,473)
Amortization of intangible assets	(4,174)				(4,174)
Subpoena-related expenses	(2,317)				(2,317)
Demolition litigation expense	(1,275)				(1,275)
Sale-related expenses	(138)		(135)		(273)

Total operating expenses	(33,112)	(64)	(336)	—	(33,512)

OPERATING INCOME (LOSS)	2,075	(77)	412	—	2,410

INTEREST EXPENSE—Net	(4,116)		(16,218)		(20,334)

EQUITY IN LOSS OF SUBSIDIARIES	(52)		(486)	538

EQUITY IN EARNINGS OF JOINT VENTURE	2,339				2,339

MINORITY INTEREST				132	132

INCOME (LOSS) BEFORE INCOME TAXES	246	(77)	(16,292)	670	(15,453)

PROVISION FOR INCOME TAXES	(864)	25	5,486	(281)	4,366

NET LOSS	$(618)	$(52)	$(10,806)	$389	$(11,087)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

cash flows from Operating Activities
Net cash flows from operating activities	$75,387	$(43)	$(41,445)	$—	$33,899

cash flows from Investing Activities
Purchases of property and equipment	(29,762)	—	—	—	(29,762)
Dispositions of property and equipment	13,571	—	—	—	13,571
Cash received from (funded to) escrow	(3,635)				(3,635)
Loan to related party	(1,684)	—	—	—	(1,684)

Net cash flows from investing activities	(21,510)	—	—	—	(21,510)

cash flows from Financing Activities
Repayments of long-term debt	(54,115)	—	—	—	(54,115)
Borrowings under revolving loans, net of repayments	—	—	(2,000)	—	(2,000)
Net change in accounts with affiliates	(43,493)	48	43,445	—	—
Proceeds from reverse merger	52,398				52,398
Payment ofmerger costs, net	(3,715)				(3,715)
Financing fees	(518)				(518)
Repayment of capital lease debt	(1,375)	—	—	—	(1,375)
Other	(25)				(25)

Net cash flows from financing activities	(50,843)	48	41,445	—	(9,350)

Net change in cash and equivalents	3,034	5	—	—	3,039

Cash and equivalents at beginning of year	596	5	—	—	601

Cash and equivalents at end of year	$3,630	$10	$—	$—	$3,640

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES—
Net cash flows from operating activities	$37,837	$(30)	$(27,527)	$—	$10,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,645)				(12,645)
Dispositions of property and equipment	5,468				5,468

Net cash flows from investing activities	(7,177)	—	—	—	(7,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,950)		(3,500)		(5,450)
Borrowings under revolving loans - net			2,000		2,000
Net change in accounts with affiliates	(27,196)	30	27,166
Repayment of capital lease debt	(1,014)				(1,014)

Net cash flows from financing activities	(30,160)	30	25,666	—	(4,464)

NET CHANGE IN CASH AND EQUIVALENTS	500	—	(1,861)	—	(1,361)

CASH AND CASH EQUIVALENTS—Beginning of year	1,957	5			1,962

CASH AND CASH EQUIVALENTS—End of year	$2,457	$5	$(1,861)	$—	$601

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES—
Net cash flows from operating activities	$22,679	$(64)	$(5,166)	$—	$17,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,085)				(23,085)
Dispositions of property and equipment	10,236	25			10,261
Cash released from (funded to) equipment escrow	876				876
Acquisition of Predecessor common and preferred shares	527				527

Net cash flows from investing activities	(11,446)	25			(11,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,950)		(2,500)		(4,450)
Net change in accounts with affiliates	(8,631)	35	8,596
Financing fees	(219)		(930)		(1,149)
Repayment of capital lease debt	(1,242)				(1,242)

Net cash flows from financing activities	(12,042)	35	5,166	—	(6,841)

NET CHANGE IN CASH AND EQUIVALENTS	(809)	(4)	—	—	(813)

CASH AND CASH EQUIVALENTS—Beginning of year	2,766	9			2,775

CASH AND CASH EQUIVALENTS—End of year	$1,957	$5	$—	$—	$1,962

Amboy Aggregates (A Joint Venture) and Subsidiary

Report on Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

Index

Page

Report of Independent Public Accountants	2

Consolidated Balance Sheets December 31, 2006 and 2005	3

Consolidated Statements of Income and Partners’ Capital Years Ended December 31, 2006, 2005 and 2004	4

Consolidated Statements of Cash Flows Years Ended December 31, 2006, 2005 and 2004	5

Notes to Consolidated Financial Statements	6-11

Report of Independent Public Accountants

To the Partners

Amboy Aggregates

We have audited the accompanying consolidated balance sheets of Amboy Aggregates (A Joint Venture) and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income and partners’ capital and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amboy Aggregates (A Joint Venture) and Subsidiary as of December 31, 2006 and 2005, and their results of operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/J.H. Cohn LLP

Roseland, New Jersey

January 30, 2007

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$1,330,484	$291,195
Accounts receivable, net of allowance
for doubtful accounts of $288,269	4,892,772	4,819,547
Inventory	2,777,366	2,375,557
Prepaid expenses and other current assets	182,346	162,789
Due from affiliates		112,379
Total current assets	9,182,968	7,761,467

Property, plant and equipment, net of accumulated depreciation	4,467,930	5,195,665
Investment in joint venture	3,911,215	3,451,615
Deposits	2,007,687
Permits, net of accumulated amortization of $119,493 and
$73,798	324,157	294,674

Totals	$19,893,957	$16,703,421
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$1,593,819	$1,220,111
Accrued expenses and other liabilities	233,834	271,483
Due general partners	1,520	3,096
Due affiliates	160,734
Total current liabilities	1,989,907	1,494,690

Commitments and contingencies

Partners’ capital	17,904,050	15,208,731
Totals	$19,893,957	$16,703,421

See Notes to Consolidated Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Revenue - net sales	$27,387,205	$28,362,519	$29,823,487

Costs and expenses:
Cost of sales	23,118,759	22,753,086	24,056,131
Selling	197,312	218,351	202,722
General and administrative	1,270,963	1,836,329	1,562,289
Interest	20,822	14,596	31,307
Totals	24,607,856	24,822,362	25,852,449

Income from operations	2,779,349	3,540,157	3,971,038
Gain on sale of equipment	61,000
Equity in income of joint venture	1,134,600	1,051,598	706,039
Interest income	20,370	6,153

Net income	3,995,319	4,597,908	4,677,077

Partners’ capital, beginning of year	15,208,731	13,985,823	13,008,746

Distributions	(1,300,000)	(3,375,000)	(3,700,000)

Partners’ capital, end of year	$17,904,050	$15,208,731	$13,985,823

See Notes to Consolidated Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Operating activities:
Net income	$3,995,319	$4,597,908	$4,677,077
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	1,466,052	1,303,561	1,243,757
Amortization of permits	45,695	34,957	22,326
Gain on sale of equipment	(61,000)
Equity in income of joint venture, net of dividends
received of $675,000, $500,000 and
$1,060,000 in 2006, 2005 and 2004	(459,600)	(551,598)	353,961
Changes in operating assets and liabilities:
Accounts receivable	(73,225)	168,777	(1,239,836)
Inventory	(401,809)	(900,632)	694,375
Prepaid expenses and other current assets	(19,557)	54,973	(24,696)
Due from general partners and affiliates	271,537	(188,106)	(151,589)
Accounts payable	373,708	154,579	(63,971)
Accrued expenses and other liabilities	(37,649)	(640,484)	400,048
Net cash provided by operating activities	5,099,471	4,033,935	5,911,452

Investing activities:
Capital expenditures	(738,317)	(1,208,218)	(573,413)
Deposits	(2,007,687)
Increase in permits	(75,178)	(101,045)	(99,900)
Proceeds from sale of equipment	61,000
Net cash used in investing activities	(2,760,182)	(1,309,263)	(673,313)

Financing activities:
Repayments of note payable - bank			(900,000)
Distributions	(1,300,000)	(3,375,000)	(3,700,000)
Net cash used in financing activities	(1,300,000)	(3,375,000)	(4,600,000)

Net increase (decrease) in cash and cash equivalents	1,039,289	(650,328)	638,139

Cash and cash equivalents, beginning of year	291,195	941,523	303,384

Cash and cash equivalents, end of year	$1,330,484	$291,195	$941,523

Supplemental disclosure of cash flow data:
Interest paid	$20,822	$14,596	$31,307

See Notes to Consolidated Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and business:

Amboy Aggregates (“Amboy”) was established on January 1, 1989 as an equal Joint Venture between Great Lakes Dredge and Dock Company and Ralph Clayton and Sons Materials, L.P.

The Partnership operates principally in one business segment which is to dredge, process, transport and sell fine aggregate in the New York Metropolitan area.

Note 2 — Summary of significant accounting policies:

Principles of consolidation:

During 2006, Amboy formed a wholly-owned subsidiary, Newport, LLC, for the purpose of acquiring and owning real property located in Newark, New Jersey. The consolidated financial statements included the accounts of Newport, LLC, from inception. All significant intercompany accounts and transactions have been eliminated in consolidation. Amboy Aggregates and Newport, LLC are collectively referred to as the Partnership.

Use of estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash equivalents:

The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of credit risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Partnership maintains its cash and cash equivalents with high credit quality financial institutions. At times, the Partnership’s cash and cash equivalents exceed the current insured amount under the Federal Deposit Insurance Corporation of $100,000. At December 31, 2006, the Partnership had cash and cash equivalents with one bank that exceeded Federally insured limits in the amount of approximately $1,459,000.

The Partnership generally extends credit to its customers, a significant portion of which are in the construction industry. During 2006, 2005 and 2004, approximately 54%, 70% and 79%, respectively, of the Partnership’s net sales were derived from nonrelated major customers who accounted for approximately $3,070,000 and $4,011,000 of the accounts receivable balance at December 31, 2006 and 2005, respectively.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of significant accounting policies (concluded):

Concentrations of credit risk (concluded):

The Partnership closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Partnership evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists at December 31, 2006.

Inventory:

Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

Property, plant and equipment:

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

Investment in joint venture:

The investment is recorded on the equity method.

Permits:

Costs incurred in connection with obtaining permits to dredge the Partnership’s products are amortized on the straight-line basis over the term of the related permits.

Revenue recognition:

Sales are recognized when revenue is realized or becomes realizable and has been earned. In general, revenue is recognized when the earnings process is complete and collectibility assured which is usually upon shipment of the product. Amounts billed related to shipping and handling are included in revenue.

Income taxes:

Income or loss of the Partnership is includible in the income tax returns of the partners in proportion to their respective interests. Accordingly, there is no provision for income taxes in the accompanying consolidated financial statements.

Note 3 — Inventory:

Inventory consists of the following:

	2006	2005
Raw materials	$1,227,487	$780,860
Finished goods	1,440,672	1,493,317
Supplies	109,207	101,380

Totals	$2,777,366	$2,375,557

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Property, plant and equipment:

Property, plant and equipment consists of the following:

	Range of Estimated Useful Lives (Years)	2006	2005

Land		$677,408	$677,408
Plant and equipment	3 to 15	9,618,992	8,992,476
Delivery equipment (Scows)	10 to 20	8,611,978	8,582,676
Dredging system	15 to 20	14,542,109	14,542,109
Office equipment and trailers	10	244,601	244,601
Automobiles and trucks	3 to 5	201,943	201,943
		33,897,031	33,241,213
Less accumulated depreciation		29,429,101	28,045,548
Totals		$4,467,930	$5,195,665

Note 5 — Deposits:

During November 2006, the Partnership has entered into a purchase option agreement for the purchase of real property in the City of Newark. The Partnership has six months from the effective date of the purchase option agreement to complete its due diligence unless extended. The total purchase price will be approximately $24,000,000 of which the Partnership as of December 31, 2006 has advanced approximately $2,000,000.

Note 6 — Investment in joint venture:

The Partnership has a 50% interest in a joint venture whose principal business activity is to process and sell fine aggregate and stone to additional markets in the New York Metropolitan area.

In 2006, 2005 and 2004, the joint venture distributed $675,000, $500,000, and $1,000,000, respectively, to the other 50% member of the joint venture.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Investment in joint venture (concluded):

Summarized financial information of the joint venture as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 is as follows:

	2006	2005	2004

Balance sheet data:
Assets:
Current assets	$8,278,090	$8,391,997
Property, plant and equipment	1,074,891	900,127
Other	180,000	50,000

Total assets	$9,532,981	$9,342,124

Liabilities and members’ equity:
Liabilities—current liabilities	$1,710,551	$2,438,895
Members’ equity	7,822,430	6,903,229

Total liabilities and members’ equity	$9,532,981	$9,342,124
Income statement data:
Net sales	$24,906,112	$26,451,926	$18,881,345
Costs and expenses	22,636,911	24,348,731	17,469,267

Net income	$2,269,201	$2,103,195	$1,412,078

Note 7 — Accrued expenses and other liabilities:

Accrued expenses and other liabilities consist of compensation of $233,834 and $271,483 at December 31, 2006 and 2005, respectively.

Note 8 — Credit facility:

The Partnership has available a $3,000,000 revolving credit facility, borrowings under which are secured by the Partnership’s accounts receivable and inventory and bear interest at either the bank’s base rate or the 60/90 day LIBOR plus 130 basis points and which expires on August 31, 2007. There is a stand-by fee of 1/2% per year on the unused portion of the revolving credit facility. The Partnership had no outstanding borrowings under the revolving credit facility at December 31, 2006 and 2005.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Retirement plans:

Pension plan:

Employees covered by a union agreement are included in a multi-employer pension plan to which the Partnership makes contributions in accordance with the contractual union agreement. The Partnership made contributions of $386,801, $397,064 and $326,821 during the years ended December 31, 2006, 2005 and 2004, respectively. Plan benefit and net asset data for the multi-employer pension plan for union employees are not available.

401(k) plan:

The Partnership maintains a retirement plan qualifying under Section 401(k) of the Internal Revenue Code which allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, the Partnership makes contributions for the benefit of the employees, subject to certain limitations. The Partnership’s contributions for the years ended December 31, 2006, 2005 and 2004 were $92,579, $87,888 and $83,231, respectively.

Note 10- Commitments and contingencies:

License agreement:

The Partnership has a license agreement through January 2013 with the State of New Jersey which enables the Partnership to dredge in the Ambrose Channel for commercial sand. Under this agreement, the State of New Jersey receives a royalty fee based on the amount of material dredged that is currently $.47 per cubic yard. Royalties charged to operations during the years ended December 31, 2006, 2005 and 2004 amounted to $738,845, $748,405 and $1,012,891, respectively.

Operating leases:

The Partnership leases property and equipment under operating leases which expire on various dates through July 2011. The equipment leases provide for purchase options at the end of the fifth and tenth year. Rent expense approximated $484,000, $436,000 and $461,000 in 2006, 2005 and 2004, respectively. Future minimum lease payments under the operating leases in each of the five years subsequent to December 31, 2006 are as follows:

Year Ending	Amount
December 31,
2007	$462,499
2008	319,562
2009	283,951
2010	149,711
2011	29,249

Total	$1,244,972

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Commitments and contingencies (concluded):

Litigation:

In 2005, the City of South Amboy adopted a resolution declaring the Partnership’s property in need of redevelopment. The determination is currently on appeal before the courts and the ultimate outcome is not determinable.

Additionally, in the ordinary course of business, the Partnership is a party in various legal proceedings. In the opinion of management, resolution of these claims is not expected to have a material adverse impact on the financial position or results of operations of the Partnership.

Note 11 — Related party transactions:

During 2006, 2005 and 2004, the Partnership had sales to the joint venture and the other 50% member of the joint venture aggregating approximately $907,000, $1,230,000 and $720,000, respectively. In addition, during 2006, 2005 and 2004, the Partnership purchased merchandise from the joint venture aggregating approximately $1,631,000, $2,858,000 and $1,737,000, respectively. Amounts due to/from affiliates at December 31, 2006 and 2005 arose from these transactions.

During 2005, the Partnership purchased merchandise from one of its members for approximately $42,000. Amounts due general partners arose from these transactions.

During 2004, the Partnership had sales to one of its members of $49,000.

During 2006, 2005 and 2004, the Partnership paid rent to an entity whose related members are partners of the Partnership totaling $180,000. The lease, which requires monthly payments of $15,000, expires in February 2008.