Form 10-Q
period 2007-03-31
Great Lakes Dredge & Dock CORP
filed 2007-05-15
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

As of May 10, 2007, 40,327,289 shares of the Registrant’s Common Stock and 18,178,900 of warrants to purchase Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2007

PART I — Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and equivalents	$286	$3,640
Accounts receivable, net	107,010	89,505
Contract revenues in excess of billings	5,823	9,561
Inventories	26,647	21,082
Prepaid expenses and other current assets	25,592	30,458
Total current assets	165,358	154,246
Property and equipment, net	237,450	239,337
Goodwill	97,447	98,747
Other intangible assets, net	1,203	1,268
Inventories	13,389	13,353
Investments in joint ventures	10,008	9,996
Other assets	9,587	11,412
Total assets	$534,442	$528,359

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$59,353	$57,826
Accrued expenses	27,385	30,192
Billings in excess of contract revenues	23,636	19,195
Current maturities of long-term debt	1,950	4,085
Total current liabilities	112,324	111,298
Long-term debt	193,112	190,600
Deferred income taxes	82,737	84,825
Other	12,444	11,109
Total liabilities	400,617	397,832

Commitments and contingencies (Note 11)

Minority interest	2,014	2,005

Stockholders' equity:
Common stock—$.0001 par value; 90,000,000 authorized, 40,327,289 shares issued and outstanding	4	4
Additional paid-in capital	169,936	168,830
Accumulated deficit	(37,908)	(39,030)
Accumulated other comprehensive loss	(221)	(1,282)
Total stockholders' equity	131,811	128,522
Total liabilities and stockholders' equity	$534,442	$528,359

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31
	2007	2006
Contract revenues	$126,732	$108,427
Costs of contract revenues	113,018	96,816
Gross profit	13,714	11,611
General and administrative expenses	7,993	7,309
Subpoena-related expenses	2	360
Amortization of intangible assets	65	76
Operating income	5,654	3,866
Interest expense, net	(4,261)	(6,201)
Equity in earnings of joint ventures	262	117
Minority interests	(9)	(38)
Income (loss) before income taxes	1,646	(2,256)
Income tax (provision) benefit	(682)	722
Net income (loss)	$964	$(1,534)

Redeemable preferred stock dividends	—	(2,011)

Net income (loss) available to common shareholders	$964	$(3,545)

Basic earnings (loss) per share	$0.02	$(0.38)
Basic weighted average shares	39,633	9,288

Diluted earnings (loss) per share	$0.02	$(0.38)
Diluted weighted average shares	44,697	9,288
	.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2007	2006
Operating Activities
Net income (loss)	$964	$(1,534)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	6,481	6,250
Earnings of joint ventures	(262)	(117)
Distribution from equity joint ventures	250	250
Minority interests	9	38
Deferred income taxes	(867)	(1,494)
Gain on dispositions of property and equipment	(73)	(195)
Amortization of financing fees	467	449
Changes in assets and liabilities:
Accounts receivable	(17,505)	(2,549)
Contract revenues in excess of billings	3,738	463
Inventories	(5,601)	167
Prepaid expenses and other current assets	3,851	34
Accounts payable and accrued expenses	5,150	926
Billings in excess of contract revenues	4,441	1,393
Other noncurrent assets and liabilities	(78)	34
Net cash flows from operating activities	965	4,115

Investing Activities
Purchases of property and equipment	(7,117)	(6,897)
Dispositions of property and equipment	49	564
Repayment from related party	1,703	—
Net cash flows used in investing activities	(5,365)	(6,333)

Financing Activities
Repayments of long-term debt	(2,623)	(488)
Borrowings under revolving loans, net of repayments	3,000	3,000
Cash proceeds from conversion of warrants	1,105
Repayment of capital lease debt	(436)	(381)
Net cash flows from financing activities	1,046	2,131
Net change in cash and equivalents	(3,354)	(87)
Cash and equivalents at beginning of period	3,640	601
Cash and equivalents at end of period	$286	514

Supplemental Cash Flow Information
Cash paid for interest	$797	$1,874
Cash paid for taxes	$3,213	$306

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands)

1.              Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.              Comprehensive income

Total comprehensive income (loss) is comprised of the Company’s net income (loss) and net unrealized gains (losses) on cash flow hedges as discussed in Note 3 below. Total comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was $2,025 and ($1,250), respectively.

3.              Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks. Such instruments are not used for trading purposes. As of March 31, 2007, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through November 2007. As of March 31, 2007, there were 5.2 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.56 to $2.21 per gallon. At March 31, 2007 and December 31, 2006, the fair value liability on these contracts was estimated to be $365 and $2,113, respectively, based on quoted market prices, and is recorded in accrued liabilities. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining losses included in accumulated other comprehensive income at March 31, 2007 will be reclassified into earnings over the next eight months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement, which is effective through December 15, 2013, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt. The current portion of the fair value liability of the swap at March 31, 2007 and December 31, 2006 was $155 and $201, respectively, and is recorded in accrued liabilities. The long term portion of the fair value liability of the swap at March 31, 2007 and December 31, 2006 was $1,124 and $1,279, respectively and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of the Company’s variable rate debt (primarily bank debt) approximates fair values, based on prevailing market rates.   The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $173,688 and $168,000 at March 31, 2007 and December 31, 2006, respectively, based on quoted market prices.

4.              Accounts receivable

Accounts receivable at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Completed contracts	38,573	18,252
Contracts in progress	$54,375	$60,522
Retainage	14,819	11,488
	107,767	90,262
Allowance for doubtful accounts	(757)	(757)

	$107,010	$89,505

5.              Contracts in progress

The components of contracts in progress at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$87,407	$172,263
Amounts billed	(82,152)	(163,821)

Costs and earnings in excess of billings for contracts in progress	5,255	8,442

Costs and earnings in excess of billings for completed contracts	568	1,119

	$5,823	$9,561

Prepaid contract costs (included in prepaid expenses and other current assets)	$5,723	$7,602

Billings in excess of costs and earnings:
Amounts billed	$(305,246)	$(216,218)
Costs and earnings for contracts in progress	281,610	197,023

	$(23,636)	(19,195)

6.              Intangible assets

The net book value of intangible assets is as follows:

	Cost	Accumulated Amortization	Net
As of March 31, 2007

Demolition customer relationships	1,093	639	454
Software and databases	1,209	460	749
	$2,302	$1,099	$1,203

As of December 31, 2006	Cost	Accumulated Amortization	Net

Customer contract backlog	4,237	4,237	—
Demolition customer relationships	1,093	609	484
Software and databases	1,209	425	784

Total	$6,539	$5,271	$1,268

7.              Investment in Joint Ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended March 31,
	2007	2006

Revenue	$5,012	$4,102

Gross Profit	$1,229	$538

Net income	$524	$234

Great Lakes 50% share	$262	$117

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

For the three months ended March 31, 2007 and 2006, the Company received distributions from Amboy and the adjacent land venture totaling $250 and $250, respectively. In 2006, Amboy deposited $2,000 on property in New Jersey with the intent to purchase. In 2007, Amboy canceled the agreement and anticipates the return of this deposit. The Joint Venture is actively seeking a new site for its operations facility due to the impending sale of their current location.

8.              Accrued expenses

Accrued expenses at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Insurance	$9,067	$8,798
Interest	4,201	1,003
Income and other taxes	2,655	5,897
Payroll and employee benefits	3,688	9,159
Equipment leases	1,639	1,284
Fuel hedge liability	365	2,113
Other	5,770	1,938
	$27,385	$30,192

9.              Income Taxes

Effective January 1, 2007, Great Lakes adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”).  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  The Company also adopted FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”

As a result of the implementation of FIN 48, the Company recognized a $1,458 decrease in the liability for unrecognized tax benefits.  This was accounted for as an increase in retained earnings of $158 and an adjustment to goodwill of $1,300.  At January 1, 2007, the Company had $1,939 in unrecognized tax benefits, the recognition of which would have an impact of $862 on the effective tax rate.  During the quarter ended March 31, 2007, the Company recorded additional unrecognized tax benefits of $108.  The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2007.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. At January 1, 2007, the Company had approximately $523 accrued for interest and penalties, net of tax. An additional amount of $40, net of tax, was accrued for interest and penalties during the first quarter.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2003 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2002. The Company is not currently under examination by the U.S. federal government or any state jurisdiction. In foreign jurisdictions in which the Company operates all significant years prior to 2003 are closed and are no longer subject to examination. Ongoing, routine examinations of post-2002 years in Egypt, India and Mexico are not expected to result in any material adjustments.

10.       Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended March 31,
	2007	2006
Dredging
Contract revenues	$115,372	$97,382
Operating income	4,811	2,932

Demolition
Contract revenues	$11,360	$11,045
Operating income	843	934

Total
Contract revenues	$126,732	$108,427
Operating income	5,654	3,866

In addition, foreign dredging revenue of $25,384 for the quarter was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

11.       Commitments and contingencies

 At March 31, 2007, the Company was contingently liable, in the normal course of business, for $46,333 in undrawn letters of credit, relating to foreign contract performance guarantees and insurance payment liabilities.

The Company finances certain key vessels used in its operations and office facilities with operating lease arrangements with unrelated lessors, requiring annual rentals decreasing from $15,000 to $10,000 over the next five years. Certain of these operating leases contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $77,000 at December 31, 2006. Additionally, the Company obtains its performance and bid bonds through an underwriting and indemnity agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $80,000 at December 31, 2006. The Company also has an equipment term loan, which is secured by a first lien mortgage on certain operating equipment with a net book value of approximately $20,000 at December 31, 2006. The net book value of equipment serving as collateral under these agreements at March 31, 2007 does not materially differ from the values at December 31, 2006. These agreements contain provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions. The Company was in compliance with all required covenants at March 31, 2007.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects. Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range from $5,000 to $10,000. Performance bonds typically cover 100% of the contract value with no maximum bond amounts. At March 31, 2007, the Company had outstanding performance bonds valued at approximately $235,272; however the revenue value remaining in backlog related to these projects totaled approximately $109,597 at March 31, 2007.

Certain foreign projects performed by the Company have warranty periods, typically spanning no more than one to three years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period. Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications.

The Company considers it unlikely that it would have to perform under any of these aforementioned contingent obligations and performance has never been required in any of these circumstances in the past.

As is customary with negotiated contracts and modifications or claims to competitively-bid contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts, modifications or claims and the applicable federal laws. The government has the ability to seek a price adjustment based on the results of such audit. Any such audits have not had and are not expected to have a material impact on the financial position, operations or cash flows of the Company.

In the normal course of business, the Company is a defendant in various legal proceedings. Except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina. The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. For over six months the Company received no additional communications from the Justice Department however in April some follow-up requests for additional information were received. The Company is in the process of preparing information to comply with this request. As noted previously, the matter continues to remain open and the Company is continuing to incur legal costs although at a much reduced level from 2004 and 2005. These expenses totaled approximately $2 for the three months ended March 31, 2007 compared to $360 for the same period in 2006.

The Company’s results continue to be negatively impacted from the increase in reserves related to injury claims from our hourly workforce residing in Texas. In the normal course of business, the Company is party to various personal injury lawsuits for which it maintains insurance to cover claims that arise subject to a deductible. Over the last two years there has been a substantial increase in suits filed in Texas due, in large part, to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers resident in Texas. Over the last several months, Maritime Jobs for Texas, a coalition of maritime employers has been working to reform Texas law with regard to the type of personal injury suits the dredging industry has recently faced. If enacted, these legislative reforms could alleviate the increasing number of meritless personal injury suits facing the industry in Texas. The Company’s recorded self-insurance reserves represent its best estimate of the outcomes of outstanding claims and the Company does not believe that it is reasonably possible there will be a material adverse impact to the Company’s financial position or results of operations or cash flows related to outstanding claims. However, the occurrence in the future of new claims of a similar nature is not possible to predict and while the Company does not believe that additional claims would have a material impact on the Company’s financial position, it is possible they could be material to the results of operations and cash flows in future periods. In the first quarter of 2007, the Company recorded an additional $900 for these claims; compared to $2,000 in the first quarter of 2006.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Katrina Claims”) (Reed v. United States). The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company, and numerous other dredging companies which completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The complaint alleges that this loss of natural barriers contributed to the failure of the levees as Katrina floodwaters damaged plaintiffs’ property. The Reed complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints. In addition, plaintiffs have filed one mass tort case. All these cases raise the same claims as Reed. One dredging company has filed a cross-claim seeking contribution and indemnification. The amount of claimed damages is not stated, but is presumed to be significant. On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina lawsuits against Great Lakes, including the lawsuits mentioned above, pending resolution of Great Lakes’ exoneration and limitation claims. Great Lakes believes it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. On March 9, 2007, the District Court dismissed with prejudice the Reed claim and one mass tort claim against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Great Lakes continues to prosecute its limitation of liability proceeding against all the plaintiffs in the District Court on similar grounds that lead to the dismissals in both claims. On April 20, 2007, the District Court set July 30, 2007 as the deadline by which all Katrina Claims against Great Lakes must be filed in the limitation of liability proceeding; any claims not filed by that time will be barred. In addition, Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. Great Lakes does not believe it is reasonably possible that the Katrina Claims will have a material adverse impact on its financial condition or results of operations and cash flows.

12.       Effects of recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Great Lakes is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS 159 which expands the scope of what companies may carry at fair value. It is effective for financials statements issued after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.

13.       Subsequent Events

In April 2007, Great Lakes announced it had entered into agreements to purchase two dredges. On April 10, 2007, Great Lakes entered into agreements to purchase from affiliates of C.F. Bean LLC (“Bean”) the “Eagle I”, a 6,400 cubic yard hopper dredge and the “Meridian”, a hydraulic dredge, along with attendant plant, for an aggregate purchase price of $52.5 million.

On April 13, 2007, Great Lakes assigned to Weeks Marine, Inc. its right to purchase the hydraulic dredge “Meridian” and its attendant plant. In turn, Great Lakes agreed to purchase from Weeks Marine the “Beachbuilder”, a large hydraulic dredge, for $11.8 million and attendant plant for $1.5 million. On April 25, 2007, the purchase of the Beachbuilder was completed and the vessel was renamed the “Ohio”. The Company anticipates closing the Eagle I purchase prior to June 15 of this year and the vessel will be renamed the “Terrapin Island”.

14.          Supplemental Unaudited condensed consolidating financial information

Included in the Company’s long-term debt is $175,000 of 7¾% senior subordinated notes which will mature on December 15, 2013. The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiary and for the Issuer (“GLD Corporation”).

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

UNAUDITED

(in thousdands)

ASSETS	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Consolidated Eliminations	Totals
CURRENT ASSETS:
Cash and equivalents	$281	$5	$—	$—	$286
Accounts receivable—net	107,010	—	—	—	107,010
Receivables from affiliates	7,786	2,821	4,540	(15,147)	—
Contract revenues in excess of billings	5,823	—	—	—	5,823
Inventories	26,647	—	—	—	26,647
Prepaid expenses and other current assets	16,553	—	9,039	—	25,592

Total current assets	164,100	2,826	13,579	(15,147)	165,358

PROPERTY AND EQUIPMENT—Net	237,450	—	—	—	237,450
GOODWILL	97,447	—	—	—	97,447
OTHER INTANGIBLE ASSETS—Net	1,203	—	—	—	1,203
INVESTMENTS IN SUBSIDIARIES	2,826	—	362,827	(365,653)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	13,389	—	—	—	13,389
INVESTMENTS IN JOINT VENTURES	10,008		—	—	10,008
OTHER ASSETS	2,645		6,942	—	9,587

TOTAL	$529,068	$2,826	$406,050	$(403,502)	$534,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,283	$—	$70	$—	$59,353
Payables to affiliates	9,727	—	5,420	(15,147)	—
Accrued expenses	20,938	—	6,447	—	27,385
Billings in excess of contract revenues	23,636	—	—	—	23,636
Current portion of Long-Term Debt	1,950		—		1,950
Total current liabilities	115,534	—	11,937	(15,147)	112,324

LONG-TERM DEBT	15,112	—	178,000	—	193,112
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,224	—	81,513	—	82,737
OTHER	9,874	—	2,570	—	12,444

Total liabilities	164,446	—	274,020	(37,849)	400,617

REDEEMABLE PREFERRED STOCK
MINORITY INTEREST	—	—	—	2,014	2,014
STOCKHOLDERS' EQUITY (DEFICIT)	364,622	2,826	132,030	(367,667)	131,811

TOTAL	$529,068	$2,826	$406,050	$(403,502)	$534,442

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(in thousands)

	Guarantor	Other	GLD		Consolidated
ASSETS	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
CURRENT ASSETS:
Cash and equivalents	$3,630	$10	$—	$—	$3,640
Accounts receivable—net	89,505	—	—	—	89,505
Receivables from affiliates	7,867	2,829	4,540	(15,236)	—
Contract revenues in excess of billings	9,561	—	—	—	9,561
Inventories	21,082	—	—	—	21,082
Prepaid expenses and other current assets	18,114	—	12,344	—	30,458
Total current assets	149,759	2,839	16,884	(15,236)	154,246

PROPERTY AND EQUIPMENT—Net	239,337	—	—	—	239,337
GOODWILL	98,747	—	—	—	98,747
OTHER INTANGIBLE ASSETS—Net	1,268	—	—	—	1,268
INVESTMENTS IN SUBSIDIARIES	2,839	—	359,294	(362,133)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	13,353	—	—	—	13,353
INVESTMENTS IN JOINT VENTURES	9,996		—	—	9,996
OTHER ASSETS	4,008		7,404	—	11,412
TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,382	$—	$444	$—	$57,826
Payables to affiliates	8,687	—	6,549	(15,236)	—
Accrued expenses	23,432	—	6,760	—	30,192
Billings in excess of contract revenues	19,195	—	—	—	19,195
Current portion of Long-Term Debt	1,950		2,135		4,085
Total current liabilities	110,646	—	15,888	(15,236)	111,298

LONG-TERM DEBT	15,600	—	175,000	—	190,600
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,225	—	83,600	—	84,825
OTHER	9,115	—	1,994	—	11,109
Total liabilities	159,288	—	276,482	(37,938)	397,832
REDEEMABLE PREFERRED STOCK
MINORITY INTEREST	—	—	—	2,005	2,005
STOCKHOLDERS’ EQUITY (DEFICIT)	360,019	2,839	129,802	(364,138)	128,522
TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
CONTRACT REVENUES	$126,732	$—	$—	$—	$126,732
COST OF CONTRACT REVENUES	(113,018)	—	—	—	(113,018)
GROSS PROFIT	13,714	—	—	—	13,714

OPERATING EXPENSES
General and administrative expenses	(7,916)	(20)	(57)	—	(7,993)
Subpoena related expenses	(2)	—	—		(2)
Amortization of intangibles	(65)	—	—	—	(65)
Total operating income	5,732	(20)	(57)	—	5,654

INTEREST EXPENSE—Net	(1,016)	—	(3,245)	—	(4,261)

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(13)	—	5,786	(5,773)	—

EQUITY IN EARNINGS OF JOINT VENTURE	262	—	—	—	262

MINORITY INTEREST	—	—	—	(9)	(9)

INCOME (LOSS) BEFORE INCOME TAXES	4,964	(20)	2,484	(5,782)	1,646

INCOME TAX (PROVISION) BENEFIT	883	7	(4,001)	2,429	(682)

NET INCOME (LOSS)	$5,848	$(13)	$(1,517)	$(3,353)	$964

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

UNAUDITED

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
CONTRACT REVENUES	$108,427	$—	$—	$—	$108,427
COST OF CONTRACT REVENUES	(96,966)	—	150	—	(96,816)
GROSS PROFIT	11,461	—	150	—	11,611

OPERATING EXPENSES
General and administrative expenses	(7,289)	(15)	(5)	—	(7,309)
Subpoena related expenses	(360)	—	—		(360)
Amortization of intangibles	(76)	—	—	—	(76)
Total operating income	3,736	(15)	145	—	3,866

INTEREST EXPENSE—Net	(1,065)	—	(5,136)		(6,201)

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(14)	—	2,561	(2,547)	—

EQUITY IN EARNINGS OF JOINT VENTURE	117	—	—		117

MINORITY INTEREST	—	—	—	(38)	(38)

INCOME (LOSS) BEFORE INCOME TAXES	2,774	(15)	(2,430)	(2,585)	(2,256)

INCOME TAX (PROVISION) BENEFIT	(119)	1	(246)	1,086	722

NET INCOME (LOSS)	$2,655	$(14)	$(2,676)	$(1,499)	$(1,534)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
Operating Activities
Net cash flows from operating activities	$8,611	$(13)	$(7,633)	$—	$965
Investing Activities
Purchases of property and equipment	(7,117)	—	—	—	(7,117)
Dispositions of property and equipment	49	—	—	—	49
Repayment from related party	1,703	—	—	—	1,703
Net cash flows from investing activities	(5,365)	—	—	—	(5,365)
Financing Activities
Repayments of long-term debt	(2,623)	—	—	—	(2,623)
Borrowings under revolving loans, net of repayments	—	—	3,000	—	3,000
Net change in accounts with affiliates	(3,536)	8	3,528	—	—
Proceeds from issuance of new shares	—		1,105		1,105
Repayment of capital lease debt	(436)	—	—	—	(436)
Net cash flows from financing activities	(6,595)	8	7,633	—	1,046
Net change in cash and equivalents	(3,349)	(5)	—	—	(3,354)
Cash and equivalents at beginning of year	3,630	10	—	—	3,640
Cash and equivalents at end of year	$281	$5	$—	$—	$286

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

UNAUDITED

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
Operating Activities
Net cash flows from operating activities	$8,051	$(14)	$(3,922)	$—	$4,115

Investing Activities
Purchases of property and equipment	(6,897)	—	—	—	(6,897)
Dispositions of property and equipment	564	—	—	—	564
Net cash flows from investing activities	(6,333)	—	—	—	(6,333)

Financing Activities
Repayments of long-term debt	(488)	—	—	—	(488)
Borrowings of revolving loans, net of repayments	—	—	3,000	—	3,000
Net change in accounts with affiliates	2,216	14	(2,230)	—	—
Repayment of capital lease debt	(381)	—	—	—	(381)
Net cash flows from financing activities	1,347	14	770	—	2,131

Net change in cash and equivalents	3,065	—	(3,152)	—	(87)
Cash and equivalents at beginning of period	2,457	5	(1,861)	—	601
Cash and equivalents at end of period	$5,522	$5	$(5,013)	$—	$514

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain information in this Quarterly Report on Form 10-Q, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Exchange Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934.  Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions.  Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could cause actual results to be materially different than those in the forward-looking statements, which speak only as of the date hereof.  The Company assumes no obligation to update such forward-looking information.

General

The Company is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced an average combined U.S. bid market share of 37% over the last three fiscal years (2004 to 2006).  The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”).  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 18% of its dredging revenues over the last three fiscal years.

The Company also owns 85% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area.  NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials.  NASDI’s president retains a 15% non-voting interest in NASDI, which is reflected as a minority interest within the financial statements.

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interests in Amboy Aggregates (“Amboy”) and in its interest in an adjoining land investment joint venture, which are accounted for using the equity method.

Results of Operations

The following table sets forth the components of net income (loss) and EBITDA as a percentage of contract revenues for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Contract revenues	100.0%	100.0%
Costs of contract revenues	(89.2)	(89.3)
Gross profit	10.8	10.7
General and administrative expenses	(6.3)	(6.7)
Subpoena-related expenses	(0.0)	(0.3)
Amortization of intangible assets	(0.1)	(0.1)
Operating income	4.4	3.6
Interest expense, net	(3.4)	(5.7)
Equity in earnings of joint ventures	0.2	0.1
Minority interest	(0.0)	—
Income (loss) before income taxes	1.2	(2.0)
Income tax (provision) benefit	(0.5)	0.7
Net income (loss)	0.7%	(1.3)%
EBITDA	9.8%	9.4%

EBITDA, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends.  The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of its primary stakeholders (i.e. its bondholders, banks and investors) use EBITDA to evaluate the Company’s period to period performance.   Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon EBITDA to assess performance for purposes of determining compensation under its incentive plan.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.  As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business.  For these reasons, the Company uses operating income to measure its operating performance and uses EBITDA only as a supplement.  EBITDA is reconciled to net income (loss) in the table of financial results.

The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Net income (loss)	$964	$(1,534)
Adjusted for:
Interest expense, net	4,261	6,201
Income tax expense (benefit)	682	(722)
Depreciation and amortization	6,481	6,250
EBITDA	$12,388	$10,195

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three months ended and backlog as of the periods indicated:

	Three Months Ended
	March 31,
Revenues (in thousands)	2007	2006
Dredging:
Capital - U.S.	$15,876	$23,035
Capital - foreign	25,384	17,227
Beach	36,790	40,698
Maintenance	37,322	16,422
Demolition	11,360	11,045
	$126,732	$108,427

	March 31,
Backlog (in thousands)	2007	2006
Dredging:
Capital - U.S.	$60,411	$81,272
Capital - foreign	159,374	74,123
Beach	38,858	43,934
Maintenance	8,609	4,740
Demolition	15,158	13,810
	$282,410	$217,879

Revenue for the quarter ended March 31, 2007 was $126.7 million, a 17% increase from first quarter 2006 revenue of $108.4 million.  Results in the first quarter were driven primarily by maintenance projects and work in the Middle East. The Company began and continued work on four land reclamation projects in Bahrain; the large Diyaar project, Bahrain Investment Wharf, South Durrat and Durrat, the latter which is nearing conclusion. Throughout the first quarter, the Company experienced good utilization of its fleet, both domestically and internationally, although inclement weather along the East Coast of the United States negatively impacted margins on several of the Company’s projects.  Gross profit growth in the first quarter of both 2007 and 2006 was hindered by increases in self-insured claims reserves. Despite these two factors, gross profit grew by more than 18% from 2006, producing a slight increase in the gross profit margin to 10.8%.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue decreased to $7.2 million in the first quarter of 2007 from the same quarter of 2006.  The Company’s domestic capital revenues of $15.9 million in the first quarter of 2007 were substantially generated by continuing work on a port deepening project in Brunswick, GA.  Work was postponed on the LNG project in Golden Pass, TX as the Company waited for the customer to secure the materials necessary to continue the project.  Foreign capital revenues in the first quarter of 2007 increased $8.2 million compared to the same period of 2006.  The 2007 first quarter foreign revenues were substantially generated by continuing work on the Diyaar land development project in Bahrain, as well as the three other projects in Bahrain listed above.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Beach revenue in the first quarter was robust at $37 million which is consistent with the first quarter level from the prior year.  Two jobs in North Carolina, one in South Carolina and one in Florida all contributed to the revenue, though margins were impacted by weather throughout the quarter.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenue in the first quarter totaled $37 million, a very strong quarter for maintenance work, and more then double from the prior year’s maintenance revenue of $16.4 million in the first quarter of 2006. The majority of the quarter’s maintenance revenues related to dredging on the East Coast, including work in Baltimore Harbor and a channel in Newark Bay. Also, the hydraulic dredge Texas, while not working at Golden Pass as mentioned above, was able to complete substantial work on a project on the Atchafalaya River in Louisiana.  Despite the Corps’ chronic funding issues, maintenance work continues to be put out to bid and provides steady work.

The Company’s general and administrative expenses totaled $8.0 million for the first quarter of 2007, which is a slight increase of $0.7 million from the same quarter of 2006.   Legal expenses for the quarter ended March 31, 2007 related to the federal subpoena matter were negligible, compared to $0.4 million for the same 2006 period.  This decrease is a result of the minimal activity related to this matter throughout 2006 and into 2007. This matter is discussed further in Note 11 to the Unaudited Condensed Consolidated Financial Statements.

Net interest expense for the first quarter of 2007 of $4.3 million decreased $1.9 million from the first quarter 2006 primarily due to the pay down in the fourth quarter of 2006 of the Company’s term debt.  In addition, non cash adjustments to the market value of the Company’s interest rate swap were favorable between the quarters.

The income tax expense for the first quarter of 2007 was $0.7 million compared to a benefit of $0.7 million in the same period in 2006.   This was due to the improved operating income period over period.

The Company generated net income of $1.0 million for the quarter ended March 31, 2007, compared to a net loss of $1.5 million for the same 2006 period.  The improvement in 2007 is a result of increased revenues as discussed as well as the decrease in interest expense.

EBITDA (as defined on page 20) was $12.4 million and $10.2 million for the first quarter 2007 and 2006, respectively.

Results by segment

Dredging

Dredging revenues for the quarter ended March 31, 2007 were $115.4 million compared to $97.4 million for the same period of 2006. As previously noted, first quarter revenues were up as the Company continued to experience good utilization of its fleet. Operating income generated by the dredging operations for the quarter ended March 31, 2007 was $4.8 million and compares to $2.9 million for the same period of 2006.

Demolition

NASDI’s demolition revenue for the quarter ended March 31, 2007 totaled $11.4 million compared to $11.0 million for the same period of 2006. The demolition sector has consistently generated this level over the past several years. The activity in the Boston area continues to provide constant opportunities for NASDI to take on a good amount of small projects and a number of larger projects in the range of $1 to $5 million. The demolition segment generated operating income of $0.8 million for the quarter ended March 31, 2007 compared to operating income of $0.9 million for the same period of 2006.

Bidding Activity and Backlog

The Company’s contract backlog represents management’s current estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. Such estimates are subject to fluctuations based upon the amount of material actually dredged, as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company’s backlog relates to government contracts, the Company’s backlog can be canceled at any time without penalty. However, the Company can generally recover the actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future revenues. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The first quarter 2007 domestic dredging bid market, representing work awarded during the period, totaled $116.5 million. While the size of the first quarter bid market was disappointing it is not necessarily predictive of the full year bid market. The unevenness of the bid market and the timing of when a large project comes out to bid can sway one quarter significantly. For example, in the 2007 first quarter Great Lakes was low bidder on a $64 million project in New Jersey that had not been awarded by quarter end. This project will be included in the second quarter bid market when the project is awarded. Generally, the letting of beach and capital projects is continuing to suffer the impact of the Corps’ funding issues. However, what has offset this is state and local authorities and other federal agencies developing funding to protect vital tourism, beachfront property investments, and the Louisiana coastline, a trend management believes will continue in the future. In addition, the active market for new Liquefied Natural Gas (“LNG”) terminals, as well as other private port development, has produced privately funded demand for dredging work which the Company believes should fill the void in capital work caused by the Corps’ funding difficulties. During the first quarter, the largest capital project awarded to a competitor for $42 million was from a non-Corps source.

Dredging backlog at March 31, 2007 was $267.2 million. This compares to $352.6 million at December 31, 2006 and $204.1 million at March 31, 2006. Consistent with prior periods, the majority of the Company’s March 31, 2007 dredging backlog, $219.0 million, is comprised of domestic and foreign capital dredging work, including a continuing domestic deepening project in

Brunswick, GA and three overseas land reclamation projects in Bahrain. A combination of a smaller bid market and a strong revenue generating quarter resulted in the Company reducing its backlog in the first quarter. As noted above, the Company’s first quarter recorded backlog does not reflect approximately $64 million for a large port deepening project in Port Jersey, NJ pending award as well as other options pending on projects currently in backlog. The Company’s March 31, 2007 beach backlog, totaling $38.9 million, continues to represent a solid level and is consistent with the 2006 period. The Company’s maintenance backlog totaled $8.6 million at March 31, 2007, which is a significant decrease over last quarter as much of the maintenance work in backlog was substantially completed in the first quarter. In addition, the Company’s March 31, 2007 recorded backlog does not reflect approximately $256 million of low bids pending award and additional phases (“options”) pending on projects currently in backlog. For example, contract options of approximately $156 million are expected to be awarded for the second phase of the Diyaar land reclamation contract in the next 12 to 18 months. Demolition services backlog was $15.2 million at March 31, 2007 compared to $16.6 million at December 31, 2006 and $13.8 million at March 31, 2006.

Market Outlook

There is hopeful news regarding the passage of a new WRDA authorization bill for this year. The Water Resources Development Act (“WRDA”) is the legislation under which Congress authorizes capital “Deep Port” dredging projects. In April the House of Representatives passed the bill and there is optimism that the bill also will pass in the Senate within the next 60 days. The important positives for the industry included in the current WRDA bill are authorization of various additional harbor deepening projects and the approval of numerous priority projects under the Louisiana Coastal Restoration Plan. While passage of this bill will not alleviate the current funding issues for all dredging work, a new authorization bill would provide support for continuing Deep Port projects in the future.

For the near term, the Corps will be hampered through the remainder of its fiscal year as the government will operate without a budget under a continuing resolution. As a result, the Company expects the Corps to continue utilizing the base plus option bidding structure to get work out this year. The problem for Great Lakes and the industry overall is the scheduling of equipment and forecasting utilization since the contractor has to commit and reserve equipment for a scope of work that may never be awarded.

Despite these funding concerns, the Company is optimistic that there will be additional Deep Port capital work put out this year. As noted above, Great Lakes bid and won a $64 million deepening project in Port Jersey, NJ that is pending award. Also, the Company is tracking planned future port developments including another phase of the NY Harbor 50’ deepening project; two deepening projects in Portland, OR; a port expansion project in Jacksonville Harbor, FL, and several port expansion projects in the Tampa area which in the aggregate could generate over $200 million of bidding opportunities for the market in 2007. In addition, nearly $80 million of work has been funded through the Coastal Wetlands Planning, Protection and Restoration Act for work along the coasts of Louisiana. This work is expected to come out to bid in the next three to six months.

On the private capital work front, Great Lakes just signed a contract for $26.0 million for dredging work for a port expansion in Freeport, The Bahamas. The Company continues to follow numerous LNG related port expansion projects that should provide a sizable amount of capital work to supplement the work put out by the Corps. If even a small portion of these planned facilities happen, it will continue to be a boost for the industry for the next several years.

With respect to the beach nourishment market, there is a mix of both federally and privately funded contracts that the Company believes should produce a better 2007 bid market than last year’s total of $126 million.

While the Corps is funding approximately 50% of the $150 million of projects expected to be bid in 2007, the Company views the large amount of funding from state and local authorities to be a continued positive trend.

The Company believes that international dredging work will continue to be an important source of revenue for the Company. The international work currently in backlog is sufficient to occupy the equipment presently in Bahrain into 2009 and beyond. Further the Company anticipates that additional opportunities will continue to materialize that could support more equipment in the region.

In April 2007, Great Lakes entered into agreements to purchase two dredges. On April 10, 2007, Great Lakes entered into agreements to purchase from affiliates of C.F. Bean LLC (“Bean”) the “Eagle I”, a 6,400 cubic yard hopper dredge and the “Meridian”, a hydraulic dredge, along with attendant plant.

On April 13, 2007, Great Lakes assigned to Weeks Marine, Inc. (“Weeks”) its right to purchase the hydraulic dredge “Meridian” and its attendant plant. Great Lakes in turn agreed to purchase from Weeks the “Beachbuilder”, a large hydraulic dredge, for $13.3 million. This exchange of dredges is advantageous to Great Lakes because the Beachbuilder’s larger size will allow the Company to modify this vessel to create a world class hydraulic cutterhead dredge well suited for capital and offshore beach nourishment work. On April 25, 2007, the purchase of the Beachbuilder was completed and the vessel was renamed the “Ohio”. Closing of the Eagle I purchase is anticipated prior to June 15 of this year and the vessel will be renamed the “Terrapin Island”.

The dredge acquisitions and modifications are expected to enhance the Company’s competitive strength in capital and beach dredging. With the increase in capacity Great Lakes will be able to take on additional domestic and foreign work. It is the Company’s intention to employ both the Terrapin Island and the Ohio as soon as practical in 2007, most likely during the last four months of the year. The Ohio will operate during the period in which fabrications are being constructed. It will then be taken out of operations for a period, most likely in 2008, when the fabrications to the vessel are completed. Since there are various operational scenarios for these vessels, it is not yet clear what their contribution may be for the remainder of this year or beyond.

In addition, Royal Boskalis, announced last quarter the termination of the Bean Stuyvesant partnership that it had with Bean Dredging. In the last few months, the Bean Stuyvesant fleet in the U.S. has dwindled from five dredges to one as the Company purchased one vessel, Weeks purchased another, and Boskalis acquired the two other dredges from the partnership, removing them from the U.S. market.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows from operating activities for the three months ended March 31, 2007 totaled $1.0 million, compared to $4.1 million for the three months ended March 31, 2006. The fluctuation between periods results primarily from normal increases or decreases in the level of working capital relative to the level of operational activity. Additional working capital is needed to fund increases in operations and working capital is released when operational levels fall. In addition, $3.8 million in expenditures for the conversion of the dredge Long Island which were payable at December 31, 2006 were paid in the first quarter of 2007. This cash outflow is reflected in investing activities. The conversion of that dredge was funded through a sale leaseback in the fourth quarter of 2006.

As a result of the recent funding shortages for Corps projects, many of the contracts being issued are smaller and therefore of shorter duration than in the past. Also, more restrictive environmental controls on borrow area locations, where sand and fill are taken for beach nourishment and land reclamations, are requiring ever longer pumping distances. To improve mobilization times between projects the Company increased its investment in inventory of pipe by approximately $1.2 million in the first quarter.

The Company’s net cash flows used in investing activities for the three months ended March 31, 2007 totaled $5.4 million, compared to $6.3 million for the three months ended March 31, 2006. The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment. Included in the 2007 spending is $3.8 million for overhaul of the Hopper Dredge Long Island noted above. Offsetting the capital expenditures was $1.7 million received from the repayment of the loan that was provided to build out the new facility occupied by the demolition business and owned by the president of NASDI.

The Company’s net cash flows from financing activities for the three months ended March 31, 2007 totaled $1.0 million, and includes a $3.0 million increase in net borrowings under the revolver necessary to fund working capital needs in 2007 and $1.0 million received upon exercise of warrants to purchase the Company’s Common Stock. This compares to $2.1 million of cash from investing for the three months ended March 31, 2007. The Company had $29.0 million of borrowing availability at March 31, 2007.

The Company’s Credit Agreement contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness, including the senior subordinated notes, and it requires the Company to satisfy financial condition tests and to maintain specified financial ratios, such as a maximum total leverage ratio, maximum senior leverage ratio, minimum interest coverage ratio and limits on capital expenditures. It also prohibits the Company from declaring or paying any dividends and from making any payments with respect to the senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the Credit Agreement or if payment creates a default under the Credit Agreement. The Company’s bonding agreement and Equipment Term Loan contain similar restrictive covenants and financial conditions tests.

In 2006, Great Lakes secured a $20 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including the Diyaar contract. The obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im”) has issued a guarantee under Ex-Im Bank’s Working Capital Guarantee Program which covers 90% of the obligations owing under the facility. The Company had $18.5 million of letters of credit issued under this facility at March 31, 2007.

On May 7th, the Company signed a commitment letter for a new $130.0 million revolving credit facility that will be used to fund the Ohio and its modifications, pay off the Company’s equipment debt of approximately $17.0 million, allow for the lease buyouts of approximately $14.0 planned for 2007 and provide for letters of credit and working capital needs. In addition, the Company expects to sign a commitment for a long term lease for the purchase of the Terrapin Island.

The Company believes its anticipated cash flows from operations and availability under its new revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and the expected new debt service requirement for the next 12 months.

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

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in policies or estimates since December 31, 2006, other than the adoption of FIN 48 as noted in Note 9 of the Unaudited Condensed Consolidated Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of March 31, 2007 has not significantly changed since December 31, 2006. The market risk profile of the Company on December 31, 2006 is disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As required each quarter, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Katrina Claims”). Reed v. United States, et al., No. 06-2152 (E.D. La.). The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs’ property. The Reed complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints. Anderson v. U.S. et al., No. 06-5162 (E.D. La.) (filed Aug. 28, 2006); Russell v. U.S. et al., No. 06-5155 (E.D. La.) (filed on Aug. 28, 2006). In addition, plaintiffs have filed one mass tort case. Ackerson et al. v. Bean Dredging, LLC, No. 06-4066 (E.D. La. Aug. 1, 2006). All these cases raise the same claims as Reed. One dredging company has filed a cross-claim seeking contribution and indemnification. Manson Constr. Co. et al. v. Bean Dredging, LLC, No. 06-2824 (E.D. La.) (filed on July 14, 2006). The amount of claimed damages in these claims is not stated, but is presumed to be significant. On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. In re Great Lakes Dredge & Dock Company, No. 06 C 8676 (U.S. Dist. Ct., E.D. Louisiana). This limitation action stays all outstanding Katrina lawsuits against Great Lakes, including the lawsuits mentioned above, pending resolution of Great Lakes’ exoneration and limitation claims. Great Lakes believes that it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is was the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. In addition, Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. On March 9, 2007, the District Court dismissed with prejudice the Reed and Ackerson claims against Great Lakes and those plaintiff’s have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Great Lakes continues to prosecute its limitation of liability proceeding against all the plaintiffs in the District Court on similar grounds that lead to the dismissals in Reed and Ackerson. On April 20, 2007, the District Court set July 30, 2007 as the deadline by which all Katrina Claims against Great Lakes must be filed in the limitation of liability proceeding; any claims not filed by that time will be barred. Great Lakes believes that the Katrina claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

10.1	Asset Purchase Agreement between Bean Meridian L.L.C. and Great Lakes Dredge and Dock Company, LLC dated April 10, 2007(1)
10.2	Asset Purchase Agreement between Bean Dredging L.L.C. and Great Lakes Dredge and Dock Company, LLC dated April 10, 2007(1)
10.3	Purchase Agreement between Weeks Marine, Inc. and Great Lakes Dredge and Dock Company, LLC dated April 13, 2007(2)
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on April 10, 2007.

(2)             Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on April 16, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

/s/ Deborah A. Wensel
	By:	Deborah A. Wensel
Date: May 15, 2007	Senior Vice President
and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
10.1	Asset Purchase Agreement between Bean Meridian L.L.C. and Great Lakes Dredge and Dock Company, LLC dated April 10, 2007(1)
10.2	Asset Purchase Agreement between Bean Dredging L.L.C. and Great Lakes Dredge and Dock Company, LLC dated April 10, 2007(1)
10.3	Purchase Agreement between Weeks Marine, Inc. and Great Lakes Dredge and Dock Company, LLC dated April 13, 2007(2)
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on April 10, 2007.

(2)             Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on April 16, 2007.