Form 10-Q
period 2007-06-30
Great Lakes Dredge & Dock CORP
filed 2007-08-14
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes    ☐      No    ☒

As of August 10, 2007, 58,459,824 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2007

PART I — Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006

Assets
Current assets:
Cash and equivalents	$1,135	$3,640
Accounts receivable, net	86,151	89,505
Contract revenues in excess of billings	5,575	9,561
Inventories	21,509	21,082
Prepaid expenses and other current assets	30,557	30,458
Total current assets	144,927	154,246
Property and equipment, net	293,339	239,337
Goodwill	97,447	98,747
Other intangible assets, net	1,137	1,268
Inventories	18,434	13,353
Investments in joint ventures	10,145	9,996
Other assets	10,134	11,412
Total assets	$575,563	$528,359

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$51,949	$57,826
Accrued expenses	18,764	30,192
Billings in excess of contract revenues	17,900	19,195
Current maturities of long-term debt	25,500	4,085
Total current liabilities	114,113	111,298
Long-term debt	198,500	190,600
Deferred income taxes	83,389	84,825
Other	13,028	11,109
Total liabilities	409,030	397,832

Commitments and contingencies (Note 13)

Minority interest	2,024	2,005

Stockholders’ equity:
Common stock—$.0001 par value; 90,000,000 authorized, 46,423,746 shares issued and outstanding at June 30, 2007 and 39,985,678 shares issued and outstanding at December 31, 2006	5	4
Additional paid-in capital	200,490	168,830
Accumulated deficit	(36,228)	(39,030)
Accumulated other comprehensive income (loss)	242	(1,282)
Total stockholders’ equity	164,509	128,522
Total liabilities and stockholders’ equity	$575,563	$528,359

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Contract revenues	$115,625	$114,060	$242,357	$222,487
Costs of contract revenues	97,462	96,501	210,480	193,317
Gross profit	18,163	17,559	31,877	29,170
General and administrative expenses	9,217	7,121	17,209	14,430
Subpoena-related expenses	69	69	71	429
Amortization of intangible assets	65	104	131	180
Operating income	8,812	10,265	14,466	14,131
Interest expense, net	(6,581)	(6,015)	(10,842)	(12,216)
Equity in earnings of joint ventures	637	465	899	582
Minority interest	(10)	(87)	(19)	(125)
Income before income taxes	2,858	4,628	4,504	2,372
Income tax expense	(1,179)	(1,650)	(1,861)	(928)
Net income	$1,679	$2,978	2,643	$1,444
Redeemable Preferred Stock	—	(2,028)	—	(4,039)
Net income (loss) available to common stockholders	$1,679	$950	$2,643	$(2,595)

Basic earnings (loss) per share	$0.04	$0.10	$0.07	$(0.28)
Basic weighted average shares	40,989	9,288	40,320	9,288

Diluted earnings (loss) per share	$0.03	$0.10	$0.06	$(0.28)
Diluted weighted average shares	48,238	9,288	46,477	9,288

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

( in thousands, except per share amounts)

	Six Months Ended June 30
	2007	2006
Operating Activities
Net income	$2,643	$1,444
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,937	12,528
Earnings of joint ventures	(899)	(582)
Distribution from equity joint ventures	750	650
Minority interest	19	125
Deferred income taxes	288	(3,466)
Gain on dispositions of property and equipment	(649)	(380)
Amortization of financing fees	1,702	899
Changes in assets and liabilities:
Accounts receivable	3,354	4,334
Contract revenues in excess of billings	3,986	156
Inventories	(5,508)	947
Prepaid expenses and other current assets	(1,789)	907
Accounts payable and accrued expenses	(14,501)	426
Billings in excess of contract revenues	(1,295)	(518)
Other noncurrent assets and liabilities	408	(86)
Net cash flows from operating activities	1,446	17,384

Investing Activities
Purchases of property and equipment	(66,615)	(11,604)
Dispositions of property and equipment	2,823	857
Repayment of note receivable from related party	1,703	—
Net cash flows used in investing activities	(62,089)	(10,747)

Financing Activities
Repayments of long-term debt	(19,685)	(3,975)
Borrowings under revolving loans, net of repayments	49,000	2,000
Cash proceeds from conversion of warrants	31,588
Financing fees	(1,855)
Repayment of capital lease debt	(910)	(691)
Net cash flows from financing activities	58,138	6,666
Net change in cash and equivalents	(2,505)	(29)
Cash and equivalents at beginning of period	3,640	601
Cash and equivalents at end of period	$1,135	572

Supplemental Cash Flow Information
Cash paid for interest	$8,583	$10,818
Cash paid for taxes	$6,411	$598

NON CASH INVESTING ACTIVITY	$4,805	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

( in thousands, except per share amounts)

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

The financial results for the Company are compared with the results for the equivalent periods of GLDD Acquisitions Corp., which merged with a subsidiary of Aldabra Acquisition Corporation (“Aldabra”) on December 26, 2006. Following a holding company merger, the surviving company was renamed Great Lakes Dredge & Dock Corporation.  The merger was accounted for as the acquisition of Aldabra and was treated as a recapitalization.  Accordingly, the Company’s core operating activities were not affected by the merger.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.              Comprehensive income

Total comprehensive income (loss) is comprised of the Company’s net income (loss) and net unrealized gains (losses) on cash flow hedges as discussed in Note 3 below. Total comprehensive income for the three months ended June 30, 2007 and 2006 was $2,142 and $3,174, respectively.  Total comprehensive income for the six months ended June 30, 2007 and 2006 was $4,167 and $1,924, respectively.

3.              Stockholders’ Equity

As of June 30, 2007, 6.3 million of the Company’s warrants to purchase common stock had been exercised, resulting in cash proceeds to the Company of $31,588.  As a result of the exercise of the warrants, Stockholders’ Equity increased by this amount at June 30, 2007.

4.              Earnings per share

As indicated in Note 1, the merger with Aldabra was considered a reverse acquisition, and accordingly the weighted average shares outstanding for all prior periods reflect the shares that were issued to acquire GLDD Acquisitions Corp. common stock.  As a result, shares of 9,288 were deemed to be outstanding at the beginning of the earliest period presented.

The Company accrued dividends on its redeemable preferred stock in 2006, which reduced the net income available to stockholders.  Such preferred stock and all accrued dividends were exchanged for common stock in connection with the December 2006 merger.  As a result of the merger, 18.4 million warrants to purchase the Company’s common stock were deemed effective at the merger date.  At June 30, 2007, the Company had 12.1 million warrants to purchase common stock outstanding.  The potentially dilutive impact of these shares is included in the calculation of diluted earnings per share based on the application of the treasury stock method.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net earnings - numerator for basic earnings per share	$1,679	$2,978	$2,643	$1,444
Redeemable Preferred Stock dividends	—	(2,028)	—	(4,039)

Net earnings adjusted for preferred stock dividends numerator basic earnings per share	$1,679	$950	$2,643	$(2,595)

Denominator:
Denominator for basic earnings per share - weighted average shares	40,989	9,288	40,320	9,288
Effect of dilutive securities:
Dilutive impact of warrants to purchase common stock	7,249		6,157

Denominator for diluted earnings per share adjusted weighted average shares	48,238	9,288	46,477	9,288

Basic earnings (loss) per share	$0.04	$0.10	$0.07	(0.28)

Diluted earnings (loss) per share	$0.03	$0.10	$0.06	(0.28)

5.              Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks. Such instruments are not used for trading purposes. As of June 30, 2007, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through February 2008. As of June 30, 2007, there were 3.9 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.72 to $2.21 per gallon. At June 30, 2007 and December 31, 2006, the fair value liability on these contracts was estimated to be $183 and $2,113, respectively, based on quoted market prices, and is recorded in accrued liabilities.  At June 30, 2007 there was also a fair value asset on certain of the contracts estimated to be $583, based on quoted market prices, and is recorded in current assets. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains included in accumulated other comprehensive income at June 30, 2007 will be reclassified into earnings over the next eight months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement, which is effective through December 15, 2013, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt. The current portion of the fair value liability of the swap at June 30, 2007 and December 31, 2006 was $238 and $201, respectively, and is recorded in accrued liabilities. The long term portion of the fair value liability of the swap at June 30, 2007 and December 31, 2006 was $1,921 and $1,279, respectively and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of the Company’s variable rate debt (primarily bank debt) approximates fair values, based on prevailing market rates.   The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $171,938 and $168,000 at June 30, 2007 and December 31, 2006, respectively, based on quoted market prices.

6.              Accounts receivable

Accounts receivable at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Completed contracts	$21,483	$18,252
Contracts in progress	52,015	60,522
Retainage	14,160	11,488
	87,658	90,262
Allowance for doubtful accounts	(1,507)	(757)

	$86,151	$89,505

7.              Contracts in progress

The components of contracts in progress at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$61,005	$172,263
Amounts billed	(55,601)	(163,821)

Costs and earnings in excess of billings for contracts in progress	5,404	8,442

Costs and earnings in excess of billings for completed contracts	171	1,119

	$5,575	$9,561

Prepaid contract costs (included in prepaid expenses and other current assets)	$4,840	$7,602

Billings in excess of costs and earnings:
Amounts billed	$(235,514)	$(216,218)
Costs and earnings for contracts in progress	217,614	197,023

	$(17,900)	$(19,195)

8.              Intangible assets

The net book value of intangible assets is as follows:

	Cost	Accumulated Amortization	Net
As of June 30, 2007

Demolition customer relationships	$1,093	$670	$423
Software and databases	1,209	495	714
	$2,302	$1,165	$1,137

	Cost	Accumulated Amortization	Net
As of December 31, 2006

Customer contract backlog	$4,237	$4,237	$—
Demolition customer relationships	1,093	609	484
Software and databases	1,209	425	784

Total	$6,539	$5,271	$1,268

9.              Investment in Joint Ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$6,127	$6,293	$11,139	$10,395

Gross Profit	$1,590	$1,871	$2,819	$2,409

Net income	$1,274	$930	$1,798	$1,164

Great Lakes 50% share	$637	$465	$899	$582

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

The Company and its Amboy joint venture partner own a 50% interest in land, which is adjacent to the Amboy property and is used in connection with the Amboy operations. The Company’s recorded share of the property is $1,047 and is reflected in investments in joint ventures.

For the six months ended June 30, 2007 and 2006, the Company received distributions from Amboy and the adjacent land venture totaling $750 and $650, respectively.

10.       Accrued expenses

Accrued expenses at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Insurance	$7,196	$8,798
Payroll and employee benefits	4,994	9,159
Equipment leases	1,608	1,284
Income and other taxes	1,059	5,897
Interest	881	1,003
Fuel hedge liability	183	2,113
Other	2,846	1,938
	$18,764	$30,192

11.       Income Taxes

Effective January 1, 2007, Great Lakes adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”).  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  The Company also adopted FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”

As a result of the implementation of FIN 48, the Company recognized a $1,458 decrease in the liability for unrecognized tax benefits.  This was accounted for as an increase in retained earnings of $158 and an adjustment to goodwill of $1,300.  At January 1, 2007, the Company had $1,939 in unrecognized tax benefits, the recognition of which would have an impact of $862 on the effective tax rate.  During the quarter ended June 30, 2007, the Company recorded additional unrecognized tax benefits of $87, bringing the six month total to $195.  The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next twelve months.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. At January 1, 2007, the Company had approximately $523 accrued for interest and penalties, net of tax. An additional amount of $34, net of tax, was accrued for interest and penalties during the second quarter, bringing the 2007 year to date total to $74.

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

12.       Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Dredging
Contract revenues	$101,910	$101,339	$217,282	$198,721
Operating income	8,019	8,840	12,830	11,772

Demolition
Contract revenues	$13,715	$12,721	$25,075	$23,766
Operating income	793	1,425	1,636	2,359

Total
Contract revenues	$115,625	$114,060	$242,357	$222,487
Operating income	8,812	10,625	14,466	14,131

In addition, foreign dredging revenue of $27,595 for the quarter was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.       Commitments and contingencies

At June 30, 2007, the Company was contingently liable, in the normal course of business, for $49,067 in undrawn letters of credit, relating to foreign contract performance guarantees and insurance payment liabilities.

The Company finances certain key vessels used in its operations and office facilities with operating lease arrangements with unrelated lessors, requiring annual rentals decreasing from $14,000 to $10,000 over the next five years. Certain of these operating leases contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

On June 12, 2007, the Company entered into a new credit agreement (the “Credit Agreement”) with LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger and Administrative Agent, and the financial institutions party thereto as lenders. The new Credit Agreement, which refinanced and replaced the Company’s former credit agreement and paid off its equipment debt, provides for a revolving credit facility of up to $155,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans are currently 2.50% and 0.75%, respectively. Beginning on December 12, 2007, the applicable margins are subject to adjustment based upon the Company’s ratio of total debt to EBITDA (each as defined in the Credit Agreement). The Credit Agreement also requires the payment of a 0.50% non-use fee. The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. The obligations under the Credit Agreement are secured by a perfected first priority lien on certain equipment of Great Lakes’ subsidiary, Great Lakes Dredge & Dock Company, LLC (“GLDD Company”); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes’ bonding company; a perfected first priority lien on the inter-company receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes’ bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases and investments, and (iv) maintenance of certain financial covenants. As of June 30, 2007, the Company had $49,000 of borrowings outstanding on the revolver, $25,500 of which was classified in current liabilities.  In July, the Company refinanced the purchase of the dredge Terrapin Island through a long term operating lease and paid down $25,500 of the revolver with the proceeds.  In addition, $30,580 of letters of credit were outstanding and there was $75,420 million of availability on the facility.

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $97,000 at December 31, 2006. Additionally, the Company obtains its performance and bid bonds through an underwriting and indemnity agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $80,000 at December 31, 2006. The net book value of equipment serving as collateral under these agreements at June 30, 2007 does not materially differ from the values at December 31, 2006. These agreements contain provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions. The Company was in compliance with all required covenants at June 30, 2007.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects. Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range from $5,000 to $10,000. Performance bonds typically cover 100% of the contract value with no maximum bond amounts. At June 30, 2007, the Company had outstanding performance bonds valued at approximately $241,523; however the revenue value remaining in backlog related to these projects totaled approximately $116,255 at June 30, 2007.

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

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina. The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. For over six months the Company received no additional communications from the Justice Department, however in April some follow-up requests for additional information were received. The Company fully complied with these follow-up requests and has received no further communications. As noted previously, the matter continues to remain open and the Company is continuing to incur legal costs although at a much reduced level from 2004 and 2005. These expenses totaled approximately $69 for the three months ended June 30, 2007 and 2006 and $71 and $429 for the six months ended June 30, 2007 and 2006, respectively.

The Company’s results continue to be negatively impacted from the increase in reserves related to injury claims from our hourly workforce residing in Texas. In the normal course of business, the Company is party to various personal injury lawsuits for which it maintains insurance to cover claims that arise subject to a deductible. Over the last two years there has been a substantial increase in suits filed in Texas due, in large part, to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers resident in Texas. Over the last several months, Maritime Jobs for Texas, a coalition of maritime employers has been working to reform Texas venue law with regard to the type of personal injury suits the dredging industry has recently faced. On May 24, 2007, the Texas legislature passed a bill which removed in part certain venue rules favorable to would-be plaintiffs.  As enacted, these legislative reforms could alleviate the increasing number of meritless personal injury suits facing the industry in Texas. The Company’s recorded self-insurance reserves represent its best estimate of the outcomes of outstanding claims and the Company does not believe that it is reasonably possible there will be a material adverse impact to the Company’s financial position or results of operations or cash flows related to outstanding claims. However, the occurrence in the future of new claims of a similar nature is not possible to predict and while the Company does not believe that additional claims would have a material impact on the Company’s financial position, it is possible they could be material to the results of operations and cash flows in future periods. The Company recorded an additional $1,078 in the second quarter of 2007, compared with $1,300 in the second quarter of 2006.  Year to date, the Company has recorded $1,978 for these claims, compared to $3,300 for the first half of 2006.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Katrina Claims”) (Reed v. United States). The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company, and numerous other dredging companies which completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The complaint alleges that this loss of natural barriers contributed to the failure of the levees as Katrina floodwaters damaged plaintiffs’ property. The Reed complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints. In addition, plaintiffs have filed one mass tort case. All these cases raise the same claims as Reed. Great Lakes, as well as several other dredging companies, have filed cross-claims against each other seeking contribution and indemnification. The amount of claimed damages is not stated, but is presumed to be significant. On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina lawsuits against Great Lakes, including the lawsuits mentioned above, pending resolution of Great Lakes’ exoneration and limitation claims. All Katrina Claims against Great Lakes must be filed in the limitation of liability proceeding; the deadline for doing so was July 30, 2007 so any claims not filed by that time are barred. Great Lakes believes it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. On March 9, 2007, the District Court dismissed with prejudice the Reed claim and one mass tort claim against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Great Lakes continues to prosecute its limitation of liability proceeding against all the plaintiffs in the District Court on similar grounds that lead to the dismissals in both claims. In addition, Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. Great Lakes does not believe it is reasonably possible that the Katrina Claims will have a material adverse impact on its financial condition or results of operations and cash flows.

14.       Effects of recently issued accounting pronouncements

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

15.       Subsequent Events

On June 19, 2007, the Company issued a notice of redemption to the holders of the outstanding warrants to purchase shares of the Company’s common stock. The agreement governing the warrants provides that the Company is entitled to redeem the warrants if the last trading price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. The redemption date for the warrants was July 19, 2007. All of the warrants were exercised or redeemed as of the redemption date, with proceeds related to the exercise totaling $91.8 million, of which $60.2 million was received subsequent to quarter end. The Company used a portion of the proceeds to repay the balance of the outstanding indebtedness under its revolving senior credit facility and will use the remaining proceeds for identified efficiency enhancements to existing equipment, potential new equipment acquisitions and general corporate purposes.

On July 6, 2007 the Company entered into a sale-leaseback with GATX Third Aircraft Corporation (“GATX”) for the dredge Terrapin Island.  The Company sold the vessel to GATX for $25,500 and paid down its revolver with the proceeds. The Company will lease it through July 2017 under a long term operating lease.

16.       Supplemental Unaudited condensed consolidating financial information

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

UNAUDITED

(in thousdands)

ASSETS	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and equivalents	$1,130	$5	$—	$—	$1,135
Accounts receivable—net	86,151	—	—	—	86,151
Receivables from affiliates	7,756	2,811	63,696	(74,263)	—
Contract revenues in excess of billings	5,575	—	—	—	5,575
Inventories	21,509	—	—	—	21,509
Prepaid expenses and other current assets	20,714	—	9,843	—	30,557
Total current assets	142,835	2,816	73,539	(74,263)	144,927

PROPERTY AND EQUIPMENT—Net	293,339	—	—	—	293,339
GOODWILL	97,447	—	—	—	97,447
OTHER INTANGIBLE ASSETS—Net	1,137	—	—	—	1,137
INVESTMENTS IN SUBSIDIARIES	2,816	—	370,758	(373,574)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	18,434	—	—	—	18,434
INVESTMENTS IN JOINT VENTURES	10,145		—	—	10,145
OTHER ASSETS	2,288		7,846	—	10,134
TOTAL	$568,441	$2,816	$474,845	$(470,539)	$575,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,879	$—	$70	$—	$51,949
Payables to affiliates	74,263	—	—	(74,263)	—
Accrued expenses	17,311	—	1,453	—	18,764
Billings in excess of contract revenues	17,900	—	—	—	17,900
Current portion of Long-Term Debt	—		25,500		25,500
Total current liabilities	161,353	—	27,023	(74,263)	114,113

LONG-TERM DEBT	—	—	198,500	—	198,500
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,249	—	82,140	—	83,389
OTHER	10,110	—	2,918	—	13,028
Total liabilities	195,414	—	310,581	(96,965)	409,030
REDEEMABLE PREFERRED STOCK
MINORITY INTEREST	—	—	—	2,024	2,024
STOCKHOLDERS’ EQUITY (DEFICIT)	373,027	2,816	164,264	(375,598)	164,509
TOTAL	$568,441	$2,816	$474,845	$(470,539)	$575,563

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3,630	$10	$—	$—	$3,640
Accounts receivable—net	89,505	—	—	—	89,505
Receivables from affiliates	7,867	2,829	4,540	(15,236)	—
Contract revenues in excess of billings	9,561	—	—	—	9,561
Inventories	21,082	—	—	—	21,082
Prepaid expenses and other current assets	18,114	—	12,344	—	30,458
Total current assets	149,759	2,839	16,884	(15,236)	154,246

PROPERTY AND EQUIPMENT—Net	239,337	—	—	—	239,337
GOODWILL	98,747	—	—	—	98,747
OTHER INTANGIBLE ASSETS—Net	1,268	—	—	—	1,268
INVESTMENTS IN SUBSIDIARIES	2,839	—	359,294	(362,133)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	13,353	—	—	—	13,353
INVESTMENTS IN JOINT VENTURES	9,996		—	—	9,996
OTHER ASSETS	4,008		7,404	—	11,412
TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,382	$—	$444	$—	$57,826
Payables to affiliates	8,687	—	6,549	(15,236)	—
Accrued expenses	23,432	—	6,760	—	30,192
Billings in excess of contract revenues	19,195	—	—	—	19,195
Current portion of Long-Term Debt	1,950		2,135		4,085
Total current liabilities	110,646	—	15,888	(15,236)	111,298

LONG-TERM DEBT	15,600	—	175,000	—	190,600
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,225	—	83,600	—	84,825
OTHER	9,115	—	1,994	—	11,109
Total liabilities	159,288	—	276,482	(37,938)	397,832
REDEEMABLE PREFERRED STOCK
MINORITY INTEREST	—	—	—	2,005	2,005
STOCKHOLDERS’ EQUITY (DEFICIT)	360,019	2,839	129,802	(364,138)	128,522
TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

Condensed Consolidating Statement of Operations

for the three months ended June 30, 2007

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$115,625	$—	$—	$—	$115,625
Cost of contract revenues	(96,559)	—	(903)	—	(97,462)
Gross profit	19,066	—	(903)	—	18,163
Operating expenses
General and administrative expenses	(9,083)	(14)	(120)	—	(9,217)
Subpoena related expenses	(69)	—	—	—	(69)
Amortization of intangibles	(65)	—	—	—	(65)
Total operating income	9,849	(14)	(1,023)	—	8,812
Interest expense—net	(1,538)	—	(5,043)	—	(6,581)
Equity in earnings (loss) of subsidiaries	(9)	—	9,851	(9,842)	—
Equity in earnings of joint venture	637	—	—		637
Minority interest	—	—	—	(10)	(10)
Income (loss) before income taxes	8,939	(14)	3,785	(9,852)	2,858
Income tax (provision) benefit	915	5	(6,236)	4,137	(1,179)
Net income (loss)	$9,854	$(9)	$(2,451)	$(5,715)	$1,679

Condensed Consolidating Statement of Operations

for the three months ended June 30, 2006

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$114,060	$—	$—	$—	$114,060
Costs of contract revenues	(96,651)	—	150	—	(96,501)
Gross profit	17,409	—	150	—	17,559
General and administrative expenses	(7,096)	(15)	(10)	—	(7,121)
Subpoena-related expenses.	(69)	—	—	—	(69)
Amortization of intangible assets	(104)	—	—	—	(104)
Impairment of intangible assets	—	—	—	—	—
Operating income (loss)	10,140	(15)	140	—	10,265
Interest expense, net	(1,102)	—	(4,913)	—	(6,015)
Equity in (loss) earnings of subsidiaries	(9)	—	10,106	(10,097)	—
Equity in loss of joint ventures	465	—	—	—	465
Minority interests	—	—	—	(87)	(87)
Income (loss) before income taxes	9,494	(15)	5,333	(10,184)	4,628
Income tax (expense) benefit	693	6	(6,626)	4,277	(1,650)
Net income (loss)	$10,187	$(9)	$(1,293)	$(5,907)	$2,978

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$242,357	$—	$—	$—	$242,357
Cost of contract revenues	(209,577)	—	(903)	—	(210,480)
Gross profit	32,780	—	(903)	—	31,877
Operating expenses
General and administrative expenses	(16,998)	(34)	(177)	—	(17,209)
Subpoena related expenses	(71)	—	—		(71)
Amortization of intangibles	(131)	—	—	—	(131)
Total operating income	15,580	(34)	(1,080)	—	14,466
Interest expense—net	(2,554)	—	(8,288)	—	(10,842)
Equity in earnings (loss) of subsidiaries	(22)	—	15,637	(15,615)	—
Equity in earnings of joint venture	899	—	—	—	899
Minority interest	—	—	—	(19)	(19)
Income (loss) before income taxes	13,903	(34)	6,269	(15,634)	4,504
Income tax (provision) benefit	1,798	12	(10,237)	6,566	(1,861)
Net income (loss)	$15,701	$(22)	$(3,968)	$(9,068)	$2,643

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$222,487	$—	$—	$—	$222,487
Costs of contract revenues	(193,617)	—	300	—	(193,317)
Gross profit	28,870	—	300	—	29,170
General and administrative expenses	(14,385)	(30)	(15)	—	(14,430)
Subpoena-related expenses.	(429)	—	—	(429)
Amortization of intangible assets	(180)	—	—	—	(180)
Impairment of intangible assets	—	—	—	—	—
Operating income (loss)	13,876	(30)	285	—	14,131
Interest expense, net	(2,167)	—	(10,049)	—	(12,216)
Equity in earnings (loss) of subsidiaries	(23)	—	13,689	(13,666)	—
Equity in earnings of joint venture	582	—	—	—	582
Minority interests	—	—	—	(125)	(125)
Income (loss) before income taxes	12,268	(30)	3,925	(13,791)	2,372
Income tax (expense) benefit	1,596	7	(8,323)	5,792	(928)
Net income (loss)	$13,864	$(23)	$(4,398)	$(7,999)	$1,444

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$26,574	$(22)	$(25,106)	$—	$1,446
Investing Activities
Purchases of property and equipment	(66,615)	—	—	—	(66,615)
Dispositions of property and equipment	2,823	—	—	—	2,823
Loan to related party	1,703	—	—	—	1,703
Net cash flows from investing activities	(62,089)	—	—	—	(62,089)
Financing Activities
Repayments of long-term debt	(19,685)	—	—	—	(19,685)
Borrowings under revolving loans, net of repayments	—	—	49,000	—	49,000
Net change in accounts with affiliates	55,465	17	(55,482)	—
Proceeds from issuance of new shares	—		31,588		31,588
Repayment of capital lease debt	(910)	—		—	(910)
Financing Fees	1,855)				(1,855)
Net cash flows from financing activities	33,015	17	25,106	—	58,138
Net change in cash and equivalents	(2,500)	(5)	—	—	(2,505)
Cash and equivalents at beginning of year	3,630	10	—	—	3,640
Cash and equivalents at end of year	$1,130	$5	$—	$—	$1,135

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

UNAUDITED

(in thousands)

	Successor Basis
	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$33,596	$(23)	$(16,189)	$—	$17,384
Investing Activities
Purchases of property and equipment	(11,604)	—	—	—	(11,604)
Dispositions of property and equipment	857	—	—	—	857
Net cash flows from investing activities	(10,747)	—	—	—	(10,747)
Financing Activities
Repayments of long-term debt	(3,975)	—	—	—	(3,975)
Borrowings under revolving loans, net of repayments	—	—	(2,000)	—	(2,000)
Net change in accounts with affiliates	(18,212)	23	18,189	—	—
Repayment of capital lease debt	(691)	—	—	—	(691)
Net cash flows from financing activities	(22,878)	23	16,189	—	(6,666)
Net change in cash and equivalents	(29)	—	0	—	(29)
Cash and equivalents at beginning of year	596	5	—	—	601
Cash and equivalents at end of year	$567	$5	$0	$—	$572

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

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(84.3)	(84.6)	(86.8)	(86.9)
Gross profit	15.7	15.4	13.2	13.1
General and administrative expenses	(8.0)	(6.2)	(7.1)	(6.5)
Subpoena-related expenses	(0.0)	(0.0)	(0.0)	(0.2)
Amortization of intangible assets	(0.0)	(0.1)	(0.0)	0.0
Operating income	7.6	9.1	6.0	6.4
Interest expense, net	(5.7)	(5.3)	(4.5)	(5.5)
Equity in earnings of joint ventures	0.5	0.4	0.3	0.3
Minority interest	—	(0.1)	(0.0)	(0.1)
Income before income taxes	2.4	4.1	1.8	1.1
Income tax expense	(1.0)	(1.5)	(0.8)	(0.4)
Net income	1.4%	2.6%	1.0%	0.7%

EBITDA	13.7%	14.8%	11.7%	12.2%

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

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$1,679	$2,978	$2,643	$1,444
Adjusted for:
Interest expense, net	6,581	6,015	10,842	12,216
Income tax expense	1,179	1,650	1,861	928
Depreciation and amortization	6,456	6,278	12,937	12,528
EBITDA	$15,895	$16,921	$28,283	$27,116

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and six months ended and backlog as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues (in thousands)	2007	2006	2007	2006
Dredging:
Capital - U.S.	$30,118	$38,070	$45,994	61,105
Capital - foreign	27,595	16,953	52,979	34,180
Beach	31,167	34,506	67,957	75,204
Maintenance	13,029	11,810	50,351	28,232
Demolition	13,716	12,721	25,076	23,766
	115,625	$114,060	$242,357	$222,487

	June 30,
Backlog (in thousands)	2007	2006
Dredging:
Capital - U.S.	$66,224	$52,404
Capital - foreign	160,665	173,800
Beach	8,525	44,748
Maintenance	4,166	15,890
Demolition	41,466	9,871
	$281,046	$296,713

Revenue for the quarter ended June 30, 2007 was $115.6 million, up slightly from the second quarter 2006 revenue of $114.1 million.  Revenues for the first half of 2007 were $242.4 million, an increase of $19.9 million or 8.9% over revenues for the first half of 2006 of $222.5.  Results in the quarter were driven by a similar mix of domestic work across all market sectors as in the prior quarter with some increase in foreign capital offset by a decrease in domestic capital work.  The gross profit margin for the second quarter increased to 15.7% from 15.4% a year ago as improvement in contract margins more than offset the impact of lower utilization resulting from planned dry dockings on certain vessels.  Gross profit margin for the six months ended June 30, 2007 was 13.2%, comparable to the same period in 2006.  Operating income in the second quarter was $8.8 million, down from $10.3 million in the second quarter of 2006.  $1.2 million of this decrease was attributable to additional costs related to the Company’s efforts to reduce personal injury claims in Texas and bad debt expense associated with a project completed in 2006.  Operating income for the six months ended June 30, 2007 was $14.5, a slight increase from $14.1 for the six months ended June 30, 2006, despite the additional second quarter expense just noted.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue decreased $7.9 million and $15.1 million in the second quarter and first half of 2007, respectively compared to the same periods of 2006.  The Company’s domestic capital revenues of $30.1 million in the second quarter of 2007 were substantially generated by continuing work on a port deepening project in Brunswick, GA and work that recommenced on the LNG project in Golden Pass, TX after the Company waited in the first quarter for the customer to secure the materials necessary to continue the project.  Foreign capital revenues in the second quarter and first half of 2007 increased $10.6 million and $18.8 million respectively compared to the same periods of 2006.  The 2007 second quarter foreign revenues were substantially generated by continuing work on the Diyaar land development project in Bahrain, as well as the two other projects in Bahrain and one in the Bahamas.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Beach revenue in the second quarter was again robust at $31.2 million which is consistent with the second quarter level from the prior year. This brought the year to date beach revenue to $68 million, down $7.2 million from the year to date 2006 revenue. One job in South Carolina and four in Florida all contributed to the revenue generated for the quarter.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenue in the second quarter totaled $13.0 million, a more typical level of work compared to a very strong first quarter.  Year to date maintenance revenue of $50.4 was up $22.2 million from year to date 2006 revenue as a result of the strong first quarter.  The majority of the quarter’s maintenance revenues related to dredging on the East Coast, including work in Baltimore Harbor and a channel in Newark Bay.  Also, the Hydraulic Dredge Texas completed work on the Atchafalaya River project in Louisiana before mobilizing to Freeport, the Bahamas. Despite the Corps’ chronic funding issues, maintenance work continues to be put out to bid and provides steady work.

The Company’s general and administrative expenses totaled $9.2 million for the second quarter of 2007, which is an increase of $2.1 million from the same quarter of 2006.   Year to date expenses totaled $17.2 million compared to $14.4 million for the first half of 2006.  As previously mentioned, $1.2 million of this increase was attributable to additional costs related to the Company’s efforts to reduce personal injury claims in Texas and bad debt expense associated with a project completed in 2006.  Legal expenses for the quarter ended June 30, 2007 related to the federal subpoena matter were $69,000, the same as second quarter 2006.  Legal expenses were $71,000 and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. This decrease is a result of the minimal activity related to this matter throughout 2006 and into 2007. This matter is discussed further in Note 13 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense was $6.6 million and $10.8 million for the second quarter and first half of 2007, respectively.  Quarter interest increased $0.6 million from the second quarter of 2006.  Lower debt levels resulted in a decrease of $1.1 million in cash interest expense, but this was offset by the write off of $0.8 million of financing fees in connection with the Company’s refinancing of its revolving credit facility in June, as well as $0.9 million in unfavorable non-cash adjustments to the market value of the Company’s interest rate swaps.  Year to date interest decreased primarily as a result of the lower debt levels mentioned.

The income tax expense for the second quarter and first six months of 2007 was $1.2 million and $1.9 million compared to $1.7 million and $0.9 million for the same periods in 2006.   The effective tax rate for the six months ended June 30, 2007 was 41%, up slightly from 39% at the same time last year.  The Company generated net income of $1.7 million and $2.6 million for the quarter and six months ended June 30, 2007, compared to net income of $3.0 million and $1.4 million for the same 2006 periods.  The decrease in 2007 is a result of additional general and administrative expenses, noted above.

EBITDA (as defined on page 21) was $15.9 million and $28.3 for the quarter and six months ended June 30, 2007 compared to $16.9 million and $27.1 million for the same periods of 2006.

Results by segment

Dredging

Dredging revenues for the quarter and six months ended June 30, 2007 were $101.9 million and $217.3, respectively, compared to $101.4 and $198.7million for the same periods of 2006. Again, quarter results were driven by a similar mix of domestic work across all markets sectors as well as foreign work.  Operating income generated by the dredging operations for the quarter ended June 30, 2007 was $8.0 million and compares to $8.8 million for the same period of 2006. Operating income was $12.8 million for the six months ended June 30, 2007 compared to $11.8 million for the same 2006 period.

Demolition

NASDI’s demolition revenue for the quarter and six months ended June 30, 2007 totaled $13.7 million and $25.1 million, respectively, compared to $12.7 million and $23.8 million for the same periods of 2006. The demolition sector has consistently generated this level over the past several years. The activity in the Boston area continues to provide constant opportunities for NASDI to take on a good amount of projects and a number of larger projects. The demolition segment generated operating income of $0.8 million and $1.6 million for the quarter and six months ended June 30, 2007 compared to operating income of $1.4 million and $2.4 million for the same periods of 2006.

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

The second quarter domestic bid market, representing work awarded during the period, produced approximately $137 million of contract awards, which is up from the first quarter of 2007. The Corps continues to face challenges  in getting projects out to bid due to the ongoing funding issues.  The year to date market of $252 million is in line with last year’s six month market of $256 million.  As mentioned in previous quarters, the bid market can vary significantly from quarter to quarter based on and the timing of when a large project comes out to bid.  For example, in July the Company was low bidder on $105.0 million of domestic work including another section of the Port Jersey channel for $85.0 million.  During the second quarter the Corps did award $28 million of the $64 million Newark Bay project that the Company won last quarter.  There is still $36 million to award on this project.  Both the additional work on the first project and the full amount of the second project in Port Jersey will be added to the bid market when they are awarded which is expected to be by year end.   Generally the letting of beach and capital projects will continue to suffer from the impact of the Corps’ funding issues. However, the continued funding by state and local authorities of vital beach projects to protect tourism and beachfront property investments has helped offset the uncertainty caused by the Corps funding difficulties. The Company also believes that several LNG terminal projects and one private port development project may be put out to bid by year end.

Dredging backlog at June 30, 2007 was $239.6 million. This compares to $267.2 million at March 31, 2007 and $286.8 million at June 30, 2006. Consistent with prior periods, the majority of the Company’s June 30, 2007 dredging backlog, $226.9 million, is comprised of domestic and foreign capital dredging work, including a continuing domestic deepening project in Brunswick, GA, the deepening work in Newark Bay and three overseas land reclamation projects in Bahrain. The combination of a relatively modest bid market and strong revenue resulted in the Company reducing its backlog during the second quarter.   The Company’s June 30, 2007 dredging backlog does not reflect approximately $237 million of low bids pending award and additional phases (“options”) pending on projects currently in backlog. For example, contract options of approximately $156 million are expected to be awarded for the second phase of the Diyaar land reclamation contract in Bahrain in the next six to eight months.  Additionally, the remaining portion of the capital project in New Jersey for $36 million is expected to be awarded before year end.  The $237 million of low bids pending does not include the second $84 million Port Jersey Channel project because it was bid subsequent to the end of the 2007 second quarter.  Demolition services backlog was $41.5 million, compared with $15.2 million at March 31, 2007.  This was a significant increase for the demolition unit as it won two large contracts for exterior and interior demolition as well as site work. Both of these projects have commenced and will continue through the first quarter of 2008.

Market Outlook

Recently there was positive news regarding the passage of a new Water Resources Development Act (“WRDA’) authorization bill for this year.  WRDA is the primary vehicle for authorizing capital projects for the deepening of the nation’s ports.  The current WRDA bill has been passed by both the House and the Senate and has been reconciled in committee.  The House on August 3, 2007 passed the compromise bill by a large margin and the bill is expected to be passed by the Senate by a similar margin.  The President has threatened to veto this bill as a result of the last minute addition of $5.0 billion of authorizations for water treatment facilities.  However, it appears that Congress has the votes to override the President’s veto.  An important positive for the industry included in the current WRDA bill is the authorization of various additional harbor deepening projects but the most important aspect of the bill is the authorization of $3.7 billion for priority projects under the Louisiana Coastal Restoration Plan.

A significant amount of this authorization is expected to be for dredging projects.  While passage of this bill will not alleviate the current funding issues for all dredging work, a new authorization bill would provide support for continuing deep port projects in the future.

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

Despite these funding concerns, the Company is optimistic that there will be additional Deep Port capital work put out this year. As noted above, Great Lakes bid and won another $85 million deepening project in Port Jersey, NJ that is pending award. Also, the Company is tracking authorized projects including another phase of the NY Harbor 50’ deepening project; two deepening projects in Tampa, FL; a port expansion in Jacksonville Harbor, FL; the start of another deepening project in Wilmington, NC and several port expansion projects in the gulf area which in the aggregate is anticipated to generate over $240 million of bidding opportunities from the Corps for the market in 2007 and into 2008.  And finally, as indicated by the Louisiana Department of Natural Resources (“LDNR”) and the National Oceanic and Atmospheric Administration (“NOAA”), there could be up to four projects in the fourth quarter of 2007 and first quarter of 2008 funded by federal agencies other then the Corps.

On the private capital work front, in the second quarter Great Lakes began work on a $26 million port expansion project in Freeport, The Bahamas.   The Company also believes that several LNG terminal projects and one private port development project may be put out to bid by year end to supplement the work put out by the Corps.  In the longer term, if even a small portion of currently planned facilities are built, the LNG projects will continue to be a boost for the industry for the next several years.

With respect to the beach nourishment market, there is a mix of both federally and privately funded contracts that should produce a better market in 2007 than last year’s total of $126 million.  Year to date, $78 million of beach work has been put out to bid.  The Company considers the comparatively large amount of funding that is committed from the state and local municipalities, 36% of the beach market to date, to be a positive development.  In addition, approximately $200 million of projects expected to be bid over the next 12 to 18 months, of which 50% are expected to be funded through state and local authorities.

The Company continues to believe that international dredging work will continue to be an important source of revenue.   The international work currently in backlog is sufficient to occupy the equipment presently in Bahrain into 2009 and beyond.  The Company believes the Middle East region is one of the most robust markets for dredging services, including in excess of $2.5 billion in work suitable to Great Lakes fleet to be bid over the next two to five years.  The Company anticipates substantial additional opportunities that could support more equipment in the region.

During the second quarter, the Company purchased two dredges that had previously been operated by competitors in the domestic market.  The first vessel, renamed the Ohio, was purchased for $12.1 million and the plan is to spend approximately $18.0 million to modify this dredge into a world class hydraulic cutter-head dredge well suited for capital and offshore beach nourishment work.  The second, a hopper vessel renamed the Terrapin Island, was purchased for $25.5 million.  Through these acquisitions the Company was able to enlarge its fleet while not increasing overall market capacity.  The increase in the Company’s capacity should enhance its competitive position with regard to domestic dredging opportunities as well as enabling the Company to take on additional foreign work.

In addition to these new equipment purchases, the Company intends to spend approximately $10 million to construct an auxiliary vessel to support its electric cutter-head dredge Florida.  This upgrade is expected to yield significant efficiency improvements and increase the versatility of the Florida expanding deployment opportunities and utilization rates for that vessel.

It is the Company’s intention to employ these vessels as soon as practical, most likely during the last four months of this year, and at some point over the next year and a half, it is likely that the Ohio will be taken out of service for a period of time to complete the modifications to the dredge.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows from operating activities for the six months ended June 30, 2007 contributed $1.4 million, compared to $17.4 million for the six months ended June 30, 2006. The fluctuation between periods results primarily an increase in working capital for foreign operations and investment in pipe inventory to improve mobilization times between domestic projects. In addition, normal increases or decreases in the level of working capital relative to the level of operational activity also impact cash flow from operating activities. Additional working capital is needed to fund increases in operations and working capital is released when operational levels fall.

The Company’s net cash flows used in investing activities for the six months ended June 30, 2007 totaled $62.1 million, compared to $10.7 million for the six months ended June 30, 2006. The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment. The purchase of equipment was significant in the second quarter.  As previously mentioned, in April, the Company purchased the dredge Ohio and attendant plant for $13.6 million.  In June, the Company bought out operating leases of the Texas and Pontchartrain dredges as well as two scows for $14.4 million.  Also in June, the Company purchased the Terrapin Island dredge for $25.5 million.  Subsequent to quarter end, this purchase was refinanced through a sale leaseback under a long term operating lease.  Additionally, $4 million was spent to construct a power barge and spud carriage for the dredge Florida.  It is expected that the total spend on this construction will be $10 million and should be completed early 2008.  Included in the 2007 spending is $3.8 million for overhaul of the Hopper Dredge Long Island noted above, which is offset by $4.8 of capital investments that were accrued for at quarter end, but the cash had not yet been spent. Offsetting the capital expenditures was $1.7 million received from the repayment of the loan that was provided to build out the new facility occupied by the demolition business and owned by the president of NASDI.

The Company’s net cash flows from financing activities for the six months ended June 30, 2007 totaled $58.1 million, and includes a $49.0 million increase in net borrowings under the revolver necessary to fund working capital needs in 2007, to purchase, the dredge Ohio and the dredge Terrapin Island, the latter of which was refinanced through a long term operating lease noted above as well as fund the lease buy outs, also noted above.  In addition, in connection with the refinancing of the senior credit facility, the Company paid off its equipment term debt.  Through June 30 2007, the Company received $31.6 million upon exercise of warrants to purchase the Company’s Common Stock. This compares to $6.7 million of cash from financing for the six months ended June 30, 2006. The Company had $75.4 million of borrowing availability at June 30, 2007.

On June 12, 2007, the Company entered into a new credit agreement (the “Credit Agreement”) with LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger and Administrative Agent, and the financial institutions party thereto as lenders. The new Credit Agreement, which refinanced and replaced the Company’s former credit agreement and paid off its equipment debt, provides for a revolving credit facility of up to $155,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans are currently 2.50% and 0.75%, respectively. Beginning on December 12, 2007, the applicable margins are subject to adjustment based upon the Company’s ratio of total debt to EBITDA (each as defined in the Credit Agreement). The Credit Agreement also requires the payment of a 0.50% non-use fee. The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. The obligations under the Credit Agreement are secured by a perfected first priority lien on certain equipment of Great Lakes’ subsidiary, Great Lakes Dredge & Dock Company, LLC (“GLDD Company”); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes’ bonding company; a perfected first priority lien on the inter-company receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes’ bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases and investments, and (iv) maintenance of certain financial covenants. As of June 30, 2007, the Company had $49,000 of borrowings outstanding on the revolver, $25,500 of which was classified in current liabilities.  In July, the Company refinanced the purchase of the dredge Terrapin Island through along term operating lease and paid down $25,500 of the revolver with the proceeds.  In addition, $30,580 of letters of credit were outstanding and there was $75,420 million of availability on the facility.

 In 2006, Great Lakes secured a $20 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including the Diyaar contract. The obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im”) has issued a guarantee under Ex-Im Bank’s Working Capital Guarantee Program which covers 90% of the obligations owing under the facility.  In July of 2007, this facility was increased to $24 million. The Company had $18,487 million of letters of credit issued under this facility at June 30, 2007.

The Company believes its anticipated cash flows from operations, warrant exercises and availability under its new revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and the new debt service requirement for the next 12 months.

Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, , depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Subsequent to the end of the second quarter, all of the Company’s outstanding warrants were either exercised or redeemed.  In total, $91.8 million was received by the Company as a result of the warrants exercised in 2007 including $60.2 million received subsequent to June 30, 2007.  In addition, the Company completed a secondary offering in early August of 13,340,000 shares of its common stock including the exercise of over-allotments by certain selling shareholders.  All proceeds of the secondary were received by the selling shareholders and not by the Company.  The combination of these two actions have enhanced the Company’s capital structure and provided increased trading liquidity for the Company’s common stock.

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

The market risk of the Company’s financial instruments as of June 30, 2007 has not significantly changed since December 31, 2006. The market risk profile of the Company on December 31, 2006 is disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures . As required each quarter, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Katrina Claims”). Reed v. United States, et al., No. 06-2152 (E.D. La.). The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs’ property. The Reed complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints. Anderson v. U.S. et al., No. 06-5162 (E.D. La.) (filed Aug. 28, 2006); Russell v. U.S. et al., No. 06-5155 (E.D. La.) (filed on Aug. 28, 2006). In addition, plaintiffs have filed one mass tort case. Ackerson et al. v. Bean Dredging, LLC, No. 06-4066 (E.D. La. Aug. 1, 2006). All these cases raise the same claims as Reed. One dredging company has filed a cross-claim seeking contribution and indemnification. Manson Constr. Co. et al. v. Bean Dredging, LLC, No. 06-2824 (E.D. La.) (filed on July 14, 2006). Great Lakes, as well as several other dredging companies, have filed cross-claims against each other seeking contribution and indemnification. The amount of claimed damages in these claims is not stated, but is presumed to be significant. On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. In re Great Lakes Dredge & Dock Company, No. 06 C 8676 (U.S. Dist. Ct., E.D. Louisiana). This limitation action stays all outstanding Katrina lawsuits against Great Lakes, including the lawsuits mentioned above, pending resolution of Great Lakes’ exoneration and limitation claims. All Katrina Claims against Great Lakes must be filed in the limitation of liability proceeding; the deadline for doing so was July 30, 2007 so any claims not filed by that time are barred.  Great Lakes believes that it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is was the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. In addition, Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. On March 9, 2007, the District Court dismissed with prejudice the Reed and Ackerson claims against Great Lakes and those plaintiff’s have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Great Lakes continues to prosecute its limitation of liability proceeding against all the plaintiffs in the District Court on similar grounds that lead to the dismissals in Reed and Ackerson. On April 20, 2007, the District Court set July 30, 2007 as the deadline by which all Katrina Claims against Great Lakes must be filed in the limitation of liability proceeding; any claims not filed by that time will be barred. Great Lakes believes that the Katrina claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

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

Great Lakes Dredge & Dock Corporation

/s/ Deborah A. Wensel
By: Deborah A. Wensel
Date: August 14, 2007	Senior Vice President
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