Form 10-Q
period 2007-09-30
Great Lakes Dredge & Dock CORP
filed 2007-11-14
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes    ☐      No   ☒

As of November 10, 2007, 58,459,824 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2007

PART I — Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and equivalents	$29,710	$3,640
Accounts receivable, net	101,750	89,505
Contract revenues in excess of billings	7,360	9,561
Inventories	29,596	21,082
Prepaid expenses and other current assets	31,452	30,458
Total current assets	199,868	154,246
Property and equipment, net	268,899	239,337
Goodwill	97,447	98,747
Other intangible assets, net	1,071	1,268
Inventories	18,726	13,353
Investments in joint ventures	10,285	9,996
Other assets	9,869	11,412
Total assets	$606,165	$528,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,565	$57,826
Accrued expenses	22,052	30,192
Billings in excess of contract revenues	8,642	19,195
Current maturities of long-term debt	—	4,085
Total current liabilities	97,259	111,298
Long-term debt	189,500	190,600
Deferred income taxes	82,779	84,825
Other	9,156	11,109
Total liabilities	378,694	397,832

Commitments and contingencies (Note 13)
Minority interest	2,002	2,005

Stockholders’ equity:
Common stock—$.0001 par value; 90,000,000 authorized, 58,459,824 shares issued and outstanding and 39,985,678 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5	4
Additional paid-in capital	260,670	168,830
Accumulated deficit	(35,585)	(39,030)
Accumulated other comprehensive income (loss)	379	(1,282)
Total stockholders’ equity	225,469	128,522
Total liabilities and stockholders’ equity	$606,165	$528,359

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Contract revenues	$116,460	$81,698	$358,817	$304,185
Costs of contract revenues	103,114	72,215	313,594	265,532
Gross profit	13,346	9,483	45,223	38,653

General and administrative expenses	9,528	6,262	26,737	20,692
Subpoena-related expenses	26	170	97	599
Amortization of intangible assets	66	65	197	245
Operating income	3,726	2,986	18,192	17,117

Interest expense, net	(3,375)	(5,124)	(14,217)	(17,340)
Equity in earnings of joint ventures	790	693	1,689	1,275
Minority interests	22	(35)	3	(160)
Income (loss) before income taxes	1,163	(1,480)	5,667	892
Income tax (expense) benefit	(519)	510	(2,380)	(418)
Net income (loss)	$644	$(970)	$3,287	$474

Redeemable preferred stock dividends	$—	$(2,137)	$—	$(6,176)

Net income (loss) available to common shareholders	$644	$(3,107)	$3,287	$(5,702)

Basic earnings (loss) per share	0.01	(0.33)	0.07	(0.61)
Basic weighted average shares	56,265	9,288	45,694	9,288

Diluted earnings (loss) per share	0.01	(0.33)	0.07	(0.61)
Diluted weighted average shares	57,190	9,288	50,106	9,288

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

( in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net income	$3,287	$474
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,141	18,768
Earnings of joint ventures	(1,689)	(1,275)
Distribution from equity joint ventures	1,400	650
Minority interest	(3)	160
Deferred income taxes	829	(4,110)
Gain on dispositions of property and equipment	(556)	(768)
Amortization of financing fees	2,185	1,395
Changes in assets and liabilities:
Accounts receivable	(12,245)	11,990
Contract revenues in excess of billings	2,201	(3,917)
Inventories	(13,887)	(5,067)
Prepaid expenses and other current assets	(4,204)	(7,360)
Accounts payable and accrued expenses	2,861	3,731
Billings in excess of contract revenues	(10,553)	5,791
Other noncurrent assets and liabilities	308	2,210
Net cash flows from operating activities	(9,925)	22,672

Investing Activities
Purchases of property and equipment	(77,175)	(21,011)
Dispositions of property and equipment	28,378	1,502
Loan to related party	—	(1,407)
Repayment from related party	1,703	—
Net cash flows from investing activities	(47,094)	(20,916)

Financing Activities
Repayments of long-term debt	(19,685)	(4,462)
Borrowings under revolving loans, net of repayments	14,500	5,500
Cash proceeds from conversion of warrants	91,768	—
Financing fees	(2,101)	(361)
Repayment of capital lease debt	(1,393)	(1,027)
Net cash flows from financing activities	83,089	(350)
Net change in cash and equivalents	26,070	1,406
Cash and equivalents at beginning of period	3,640	601
Cash and equivalents at end of period	$29,710	$2,007

Supplemental Cash Flow Information
Cash paid for interest	$8,891	$12,440
Cash paid for taxes	$6,757	$3,043

NON CASH INVESTING ACTIVITY	$2,546

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

2.               Comprehensive income

Total comprehensive income (loss) is comprised of the Company’s net income (loss) and net unrealized gains (losses) on cash flow hedges as discussed in Note 5 below. Total comprehensive income (loss) for the three months ended September 30, 2007 and 2006 was $781 and $(2,553), respectively.  Total comprehensive income (loss) for the nine months ended September 30, 2007 and 2006 was $4,948 and ($629), respectively.

3.               Stockholders’ Equity

As of September 30, 2007, all of the Company’s warrants to purchase common stock had been exercised or redeemed resulting in cash proceeds to the Company of $91,768.  As a result of the exercise of the warrants, Stockholders’ Equity increased by this amount at September 30, 2007.

4.               Earnings per share

As indicated in Note 1, the merger with Aldabra was considered a reverse acquisition, and accordingly the weighted average shares outstanding for all prior periods reflect the shares that were issued to acquire GLDD Acquisitions Corp. common stock.  As a result, 9,288 shares were deemed to be outstanding at the beginning of the earliest period presented.

The Company accrued dividends on its redeemable preferred stock in 2006, which reduced the net income available to common stockholders.  Such preferred stock and all accrued dividends were exchanged for common stock in connection with the December 2006 merger.  As a result of the merger, 18.4 million warrants to purchase the Company’s common stock were exercisable at the merger date.  At September 30, 2007, all of these warrants had been exercised or redeemed.  The potentially dilutive impact of these shares prior to the redemption date is included in the calculation of diluted earnings per share based on the application of the treasury stock method.

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Great Lakes has no dilutive securities outstanding at September 30, 2007.  The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) - numerator for basic earnings per share	$644	$(970)	$3,287	$474
Redeemable Preferred Stock dividends	—	(2,137)	—	(6,176)

Net earnings adjusted for preferred stock dividends numerator basic earnings per share	$644	$(3,107)	$3,287	$(5,702)

Denominator:
Denominator for basic earnings per share - weighted average shares	56,265	9,288	45,694	9,288
Effect of dilutive securities:
Dilutive impact of warrants to purchase common stock	925	—	4,413	—
Denominator for diluted earnings per share adjusted weighted average shares	57,190	9,288	50,106	9,288

Basic earnings (loss) per share	$0.01	$(0.33)	$0.07	$(0.61)

Diluted earnings (loss) per share	$0.01	$(0.33)	$0.07	$(0.61)

5.               Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks. Such instruments are not used for trading purposes. As of September 30, 2007, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through June 2008. As of September 30, 2007, there were 3.2 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.72 to $2.19 per gallon. At September 30, 2007, the fair value asset on these contracts was estimated to be $625, based on quoted market prices, and is recorded in current assets.  At December 31, 2006, the fair value liability on these contracts was estimated to be $2,114 based on quoted market prices, and is recorded in accrued liabilities. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains included in accumulated other comprehensive income at September 30, 2007 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement, which is effective through December 15, 2013, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt. The current portion of the fair value asset (liability) of the swap at September 30, 2007 and December 31, 2006 was $105 and ($201), respectively, and is recorded in current assets and accrued liabilities. The long term portion of the fair value liability of the swap at September 30, 2007 and December 31, 2006 was $1,259 and $1,279, respectively and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of the Company’s variable rate debt (primarily bank debt) approximates fair values, based on prevailing market rates.   The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $168,000 at September 30, 2007 and December 31, 2006, based on quoted market prices.

6.               Accounts receivable

Accounts receivable at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
Completed contracts	$33,364	$18,252
Contracts in progress	52,346	60,522
Retainage	17,547	11,488
	103,257	90,262
Allowance for doubtful accounts	(1,507)	(757)

	$101,750	$89,505

7.               Contracts in progress

The components of contracts in progress at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$97,949	$172,263
Amounts billed	(91,156)	(163,821)
Costs and earnings in excess of billings for contracts in progress	6,793	8,442
Costs and earnings in excess of billings for completed contracts	567	1,119
	$7,360	$9,561

Prepaid contract costs (included in prepaid expenses and other current assets)	$3,113	$7,602

Billings in excess of costs and earnings:
Amounts billed	$(166,549)	$(216,218)
Costs and earnings for contracts in progress	157,907	197,023

	$(8,642)	$(19,195)

8.               Intangible assets

The net book value of intangible assets is as follows:

	Estimated		Accumulated
As of September 30, 2007:	Life	Cost	Amortization	Net

Demolition customer relationships	7 years	1,093	700	393
Software and databases	7-10 years	1,209	531	678
		$2,302	$1,231	$1,071

			Accumulated
As of December 31, 2006		Cost	Amortization	Net

Customer contract backlog		4,237	4,237	—
Demolition customer relationships		1,093	609	484
Software and databases		1,209	425	784

Total		$6,539	$5,271	$1,268

9.               Investment in Joint Ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$6,778	$7,181	$18,019	$17,576

Gross Profit	$1,861	$1,806	$4,680	$4,215

Net income	$1,580	$1,386	$3,378	$2,550

Great Lakes 50% share	$790	$693	$1,689	$1,275

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

For the nine months ended September 30, 2007 and 2006, the Company received distributions from Amboy totaling $1,400 and $650, respectively.

10.        Accrued expenses

Accrued expenses at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
Insurance	$6,566	$8,798
Payroll and employee benefits	6,525	9,159
Interest	4,470	1,003
Equipment leases	1,520	1,284
Income and other taxes	1,119	5,897
Fuel hedge liability	—	2,113
Other	1,852	1,938
	$22,052	$30,192

11.        Income Taxes

Effective January 1, 2007, Great Lakes adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”).  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  The Company also adopted FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”

As a result of the implementation of FIN 48, the Company recognized a $1,458 decrease in the liability for unrecognized tax benefits.  This was accounted for as an increase in retained earnings of $158 and an adjustment to goodwill of $1,300.  At January 1, 2007, the Company had $1,939 in unrecognized tax benefits, the recognition of which would have an impact of $862 on the effective tax rate.  During the quarter ended September 30, 2007, the Company recorded additional unrecognized tax benefits of $117, bringing the nine month total to $312.  The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next twelve months.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. At January 1, 2007, the Company had approximately $523 accrued for interest and penalties, net of tax. An additional amount of $36, net of tax, was accrued for interest and penalties during the third quarter, bringing the 2007 year to date total to $110.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2004 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2003. The Company has been notified that the Internal Revenue Service will examine the 2005 tax return.  The examination is expected to start before the end of the year.  In foreign jurisdictions in which the Company operates all significant years prior to 2003 are closed and are no longer subject to examination. Ongoing, routine examinations of post-2002 years in Egypt, India and Mexico are not expected to result in any material adjustments.

12.        Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Dredging
Contract revenues	$93,707	$69,449	$310,989	$268,170
Operating income	3,162	2,073	15,992	13,845

Demolition
Contract revenues	$22,753	$12,249	$47,828	$36,015
Operating income	564	913	2,200	3,272

Total
Contract revenues	$116,460	$81,698	$358,817	$304,185
Operating income	3,726	2,986	18,192	17,117

In addition, foreign dredging revenue of $42,126 for the 2007 third quarter and $95,105 for the nine months ended September 30, 2007 was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.        Commitments and contingencies

At September 30, 2007, the Company was contingently liable, in the normal course of business, for $45,211 in undrawn letters of credit, primarily relating to foreign contract performance guarantees.

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

On July 6, 2007 the Company entered into a sale-leaseback with GATX Third Aircraft Corporation (“GATX”) for the dredge Terrapin Island.  The Company sold the vessel to GATX for $25,500 and paid down its revolver with the proceeds.  The Company will lease the vessel through July 2017 under a long term operating lease.

On June 12, 2007, the Company entered into a new credit agreement (the “Credit Agreement”) with LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger and Administrative Agent, and the financial institutions party thereto as lenders. The new Credit Agreement, which refinanced and replaced the Company’s former credit agreement and paid off its equipment debt, provides for a revolving credit facility of up to $155,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans are currently 2.50% and 0.75%, respectively. Beginning on December 12, 2007, the applicable margins are subject to adjustment based upon the Company’s ratio of total debt to EBITDA (each as defined in the Credit Agreement). The Credit Agreement also requires the payment of a 0.50% non-use fee. The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. The obligations under the Credit Agreement are secured by a perfected first priority lien on certain equipment of Great Lakes’ subsidiary, Great Lakes Dredge & Dock Company, LLC (“GLDD Company”); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes’ bonding company; a perfected first priority lien on the inter-company receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes’ bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases and investments, and (iv) maintenance of certain financial covenants. As of September 30, 2007, the Company had $14,500 of borrowings outstanding on the revolver.  In addition, $24,000 of letters of credit was outstanding and there was $116,500 of availability on the facility.

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $97,000 at December 31, 2006. Additionally, the Company obtains its performance and bid bonds through an underwriting and indemnity agreement with a surety company that has been granted a security interest in a separate portion of the Company’s operating equipment with a net book value of approximately $80,000 at December 31, 2006. The net book value of equipment serving as collateral under these agreements at September 30, 2007 does not materially differ from the values at December 31, 2006. These agreements contain provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions. The Company was in compliance with all required covenants at September 30, 2007.

Great Lakes has a $24 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank.  This facility is used for performance and advance payment guarantees on foreign contracts, including the Diyaar contract.  The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable.  In addition, the Export-Import Bank of the United States (“Ex-Im”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program which covers 90% of the obligations owing under the facility.  There were $21,200 letters of credit outstanding on this facility at September 30, 2007.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects. Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range from $5,000 to $10,000. Performance bonds typically cover 100% of the contract value with no maximum bond amounts. At September 30, 2007, the Company had outstanding performance bonds valued at approximately $288,421; however the revenue value remaining in backlog related to these projects totaled approximately $164,853 at September 30, 2007.

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

As described in the “Legal Proceedings” discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007, the Company is involved in various legal proceedings in the normal course of business, including:

(i)                     the service of a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina;

(ii)                  personal injury lawsuits filed by our hourly workforce residing in Texas; and

(iii)               class action lawsuits, a mass tort lawsuit and a limitation of liability proceeding relating to litigation filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005.

During the third quarter of 2007, the Company received no further communications from the Justice Department with regard to the federal grand jury investigation.  However, the matter continues to remain open and the Company is continuing to incur legal costs though at a much reduced level from 2004 and 2005.

During the third quarter of 2007, no additional personal injury lawsuits were filed against the Company in Texas. The Company continues to record self-insurance reserves, which represent its best estimate of the outcomes of outstanding claims and the Company does not believe that it is reasonably possible there will be a material adverse impact to the Company’s financial position or results of operations or cash flows related to outstanding claims. However, the occurrence in the future of new claims of a similar nature is not possible to predict and while the Company does not believe that additional claims would have a material impact on the Company’s financial position, it is possible they could be material to the results of operations and cash flows in future periods. The Company has recorded expenses of $2,400 for these claims during the nine month period ended September 30, 2007 compared to $3,300 for the same 2006 period.

During the third quarter of 2007, Great Lakes continued to defend itself against various lawsuits filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Katrina Claims”). As previously reported, several of those class action complaints were dismissed with prejudice by the District Court and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Briefing on the appeal is expected to be completed by the end of December 2007 (assuming no extensions of time). In addition, and as previously reported, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in the U.S. District Court for the Eastern District of Louisiana. On April 20, 2007, the District Court set July 30, 2007 as the deadline by which all Katrina Claims against Great Lakes were to be filed in the limitation of liability proceeding; any claims not filed by that time should be barred by the court. On September 7, 2007, Great Lakes filed a motion to dismiss all claims against it in the limitation proceeding.  Briefing will be completed in November on the motion to dismiss. Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. Great Lakes does not believe it is reasonably possible that the Katrina Claims will have a material adverse impact on its financial condition or results of operations and cash flows.

Except as described above, the Company is not currently a party to any material legal proceedings or environmental claims.

14.        Effects of recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Great Lakes is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 which expands the scope of what companies may carry at fair value. It is effective for financials statements issued after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.

15.        Subsequent Events

Subsequent to quarter end, on October 19, 2007 the Company signed a definitive agreement to purchase dredging equipment from Dragaport Ltda. (“Dragaport”).  Dragaport is a Brazilian engineering and civil construction company, specializing in dredging activities. The terms of the agreement with Dragaport provide for Great Lakes Dredge & Dock Company, LLC, a wholly owned subsidiary of Great Lakes to purchase from Dragaport two 5600 cubic meter hopper dredges, the “Macapa” and “Boa Vista 1”, for the aggregate price of $25 million.  These dredges are currently flagged and located in Brazil.  The Company’s intent is to reflag these vessels under Marshall Island law and deploy them to the Middle East to work on projects currently in backlog.  The acquisitions of the dredges are expected to be financed with cash on hand and borrowings under the Company’s senior credit facility by the end of 2007.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and equivalents	$29,700	$10	$—	$—	$29,710
Accounts receivable—net	101,750	—	—	—	101,750
Receivables from affiliates	7,737	2,797	88,169	(98,703)	—
Contract revenues in excess of billings	7,360	—	—	—	7,360
Inventories	29,596	—	—	—	29,596
Prepaid expenses and other current assets	22,193	—	9,259	—	31,452
Total current assets	198,336	2,807	97,428	(98,703)	199,868

PROPERTY AND EQUIPMENT—Net	268,899	—	—	—	268,899
GOODWILL	97,447	—	—	—	97,447
OTHER INTANGIBLE ASSETS—Net	1,071	—	—	—	1,071
INVESTMENTS IN SUBSIDIARIES	2,807	—	375,351	(378,158)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	18,726	—	—	—	18,726
INVESTMENTS IN JOINT VENTURES	10,285	—	—	—	10,285
OTHER ASSETS	2,288		7,581	—	9,869
TOTAL	$599,859	$2,807	$503,062	$(499,563)	$606,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,555	$—	$10	$—	$66,565
Payables to affiliates	98,703	—	—	(98,703)	—
Accrued expenses	17,319	—	4,733	—	22,052
Billings in excess of contract revenues	8,642	—	—	—	8,642
Current portion of Long-Term Debt	—		—		—
Total current liabilities	191,219	—	4,743	(98,703)	97,259

LONG-TERM DEBT	—	—	189,500	—	189,500
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,308	—	81,471	—	82,779
OTHER	6,894	—	2,262	—	9,156
Total liabilities	222,123	—	277,976	(121,405)	378,694
REDEEMABLE PREFERRED STOCK
MINORITY INTEREST	—	—	—	2,002	2,002
STOCKHOLDERS’ EQUITY (DEFICIT)	377,736	2,807	225,086	(380,160)	225,469
TOTAL	$599,859	$2,807	$503,062	$(499,563)	$606,165

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3,630	$10	$—	$—	$3,640
Accounts receivable—net	89,505	—	—	—	89,505
Receivables from affiliates	7,867	2,829	4,540	(15,236)	—
Contract revenues in excess of billings	9,561	—	—	—	9,561
Inventories	21,082	—	—	—	21,082
Prepaid expenses and other current assets	18,114	—	12,344	—	30,458
Total current assets	149,759	2,839	16,884	(15,236)	154,246

PROPERTY AND EQUIPMENT—Net	239,337	—	—	—	239,337
GOODWILL	98,747	—	—	—	98,747
OTHER INTANGIBLE ASSETS—Net	1,268	—	—	—	1,268
INVESTMENTS IN SUBSIDIARIES	2,839	—	359,294	(362,133)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	13,353	—	—	—	13,353
INVESTMENTS IN JOINT VENTURES	9,996	—	—	—	9,996
OTHER ASSETS	4,008	—	7,404	—	11,412
TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,382	$—	$444	$—	$57,826
Payables to affiliates	8,687	—	6,549	(15,236)	—
Accrued expenses	23,432	—	6,760	—	30,192
Billings in excess of contract revenues	19,195	—	—	—	19,195
Current portion of Long-Term Debt	1,950	—	2,135	—	4,085
Total current liabilities	110,646	—	15,888	(15,236)	111,298

LONG-TERM DEBT	15,600	—	175,000	—	190,600
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,225	—	83,600	—	84,825
OTHER	9,115	—	1,994	—	11,109
Total liabilities	159,288	—	276,482	(37,938)	397,832
REDEEMABLE PREFERRED STOCK	—	—	—	—	—
MINORITY INTEREST	—	—	—	2,005	2,005
STOCKHOLDERS’ EQUITY (DEFICIT)	360,019	2,839	129,802	(364,138)	128,522
TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$116,460	$—	$—	$—	$116,460
COST OF CONTRACT REVENUES	(103,114)	—	—	—	(103,114)
GROSS PROFIT	13,346	—	—	—	13,346

OPERATING EXPENSES
General and administrative expenses	(8,935)	(16)	(577)	—	(9,528)
Subpoena related expenses	(26)	—	—	—	(26)
Amortization of intangibles	(66)	—	—	—	(66)
Total operating income	4,319	(16)	(577)	—	3,726

INTEREST EXPENSE—Net	(577)	—	(2,798)	—	(3,375)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(10)	—	5,662	(5,652)	—
EQUITY IN EARNINGS OF JOINT VENTURE	790	—	—		790
MINORITY INTEREST	—	—	—	22	22

INCOME (LOSS) BEFORE INCOME TAXES	4,522	(16)	2,287	(5,630)	1,163

INCOME TAX (PROVISION) BENEFIT	1,056	6	(3,946)	2,365	(519)

NET INCOME (LOSS)	$5,578	$(10)	$(1,659)	$(3,265)	$644

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$81,698	$—	$—	$—	$81,698
Costs of contract revenues	(72,370)	—	155	—	(72,215)
Gross profit	9,328	—	155	—	9,483
General and administrative expenses	(6,244)	(16)	(2)	—	(6,262)
Subpoena-related expenses	(170)	—	—	—	(170)
Amortization of intangible assets	(65)	—	—	—	(65)
Impairment of intangible assets	—	—	—	—	—
Operating income (loss)	2,849	(16)	153	—	2,986
Interest expense, net	(1,096)	—	(4,028)	—	(5,124)
Equity in (loss) earnings of subsidiaries	(11)	—	3,285	(3,274)	—
Equity in loss of joint ventures	693	—	—	—	693
Minority interests	—	—	—	(35)	(35)
Income (loss) before income taxes	2,435	(16)	(590)	(3,309)	(1,480)
Provision for income taxes	878	5	(1,763)	1,390	510
Net income (loss)	$3,313	$(11)	$(2,353)	$(1,919)	$(970)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$358,817	$—	$—	$—	$358,817
COST OF CONTRACT REVENUES	(312,691)	—	(903)	—	(313,594)
GROSS PROFIT	46,126	—	(903)	—	45,223

OPERATING EXPENSES
General and administrative expenses	(25,933)	(50)	(754)	—	(26,737)
Subpoena related expenses	(97)	—	—		(97)
Amortization of intangibles	(197)	—	—	—	(197)
Total operating income	19,899	(50)	(1,657)	—	18,192

INTEREST EXPENSE—Net	(3,131)	—	(11,086)	—	(14,217)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(32)	—	21,299	(21,267)	—
EQUITY IN EARNINGS OF JOINT VENTURE	1,689	—	—	—	1,689
MINORITY INTEREST	—	—	—	3	3

INCOME (LOSS) BEFORE INCOME TAXES	18,425	(50)	8,556	(21,264)	5,667

INCOME TAX (PROVISION) BENEFIT	2,854	18	(14,183)	8,931	(2,380)

NET INCOME (LOSS)	$21,279	$(32)	$(5,627)	$(12,333)	$3,287

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$304,185	$—	$—	$—	$304,185
Costs of contract revenues	(265,987)	—	455	—	(265,532)
Gross profit	38,198	—	455	—	38,653
General and administrative expenses	(20,629)	(46)	(17)	—	(20,692)
Subpoena-related expenses	(599)	—	—	—	(599)
Amortization of intangible assets	(245)	—	—	—	(245)
Impairment of intangible assets	—	—	—	—	—
Operating income (loss)	16,725	(46)	438	—	17,117
Interest expense, net	(3,263)	—	(14,077)	—	(17,340)
Equity in earnings (loss) of subsidiaries	(34)	—	16,975	(16,941)	—
Equity in earnings of joint venture	1,275	—	—	—	1,275
Minority interests	—	—	—	(160)	(160)
Income (loss) before income taxes	14,703	(46)	3,336	(17,101)	892
Provision for income taxes	2,474	12	(10,086)	7,182	(418)
Net income (loss)	$17,177	$(34)	$(6,750)	$(9,919)	$474

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$18,114	$(32)	$(28,007)	$—	$(9,925)
Investing Activities
Purchases of property and equipment	(77,175)	—	—	—	(77,175)
Dispositions of property and equipment	28,378	—	—	—	28,378
Loan to related party	1,703	—	—	—	1,703
Net cash flows from investing activities	(47,094)	—	—	—	(47,094)
Financing Activities
Repayments of long-term debt	(19,685)	—	—	—	(19,685)
Borrowings under revolving loans, net of repayments	—	—	14,500	—	14,500
Net change in accounts with affiliates	78,229	32	(78,261)	—	—
Proceeds from issuance of new shares	—		91,768		91,768
Repayment of capital lease debt	(1,393)	—	—	—	(1,393)
Financing Fees	(2,101)				(2,101)
Net cash flows from financing activities	55,050	32	28,007	—	83,089
Net change in cash and equivalents	26,070	—	—	—	26,070
Cash and equivalents at beginning of year	3,630	10	—	—	3,640
Cash and equivalents at end of year	$29,700	$10	$—	$—	$29,710

CONDENSED CONSOLIDATING CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$47,159	$(34)	$(24,453)	$—	$22,672
Investing Activities
Purchases of property and equipment	(21,011)	—	—	—	(21,011)
Dispositions of property and equipment	1,502	—	—	—	1,502
Loan to related party	(1,407)	—	—	—	(1,407)
Net cash flows from investing activities	(20,916)	—	—	—	(20,916)
Financing Activities
Repayments of long-term debt	(4,462)	—	—	—	(4,462)
Borrowings under revolving loans, net of repayments	—	—	5,500	—	5,500
Net change in accounts with affiliates	(18,992)	39	18,953	—	—
Financing fees	(361)				(361)
Repayment of capital lease debt	(1,027)	—	—	—	(1,027)
Net cash flows from financing activities	(24,842)	39	24,453	—	(350)
Net change in cash and equivalents	1,401	5	—	—	1,406
Cash and equivalents at beginning of year	596	5	—	—	601
Cash and equivalents at end of year	$1,997	$10	$—	$—	$2,007

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

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(88.5)	(88.4)	(87.4)	(87.3)
Gross profit	11.5	11.6	12.6	12.7
General and administrative expenses	(8.2)	(7.7)	(7.5)	(6.8)
Subpoena-related expenses	(0.0)	(0.2)	(0.0)	(0.2)
Amortization of intangible assets	(0.0)	(0.1)	(0.0)	(0.1)
Operating income	3.2	3.6	5.0	5.6
Interest expense, net	(2.9)	(6.3)	(4.0)	(5.7)
Equity in earnings of joint ventures	0.7	0.9	0.5	0.4
Minority interest	—	(0.0)	(0.0)	(0.1)
Income (loss) before income taxes	1.0	(1.8)	1.5	0.2
Income tax (expense) benefit	(0.4)	0.8	(0.6)	(0.1)
Net income (loss)	0.6%	(1.0)%	0.9%	0.1%

EBITDA	10.0%	12.1%	11.2%	12.2%

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

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$644	$(970)	$3,287	$474
Adjusted for:
Interest expense, net	3,375	5,124	14,217	17,340
Income tax expense (benefit)	519	(510)	2,380	418
Depreciation and amortization	7,204	6,240	20,141	18,768
EBITDA	$11,742	$9,884	$40,025	$37,000

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and nine months ended and backlog as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues (in thousands)	2007	2006	2007	2006
Dredging:
Capital - U.S.	$39,440	$28,521	$85,434	$89,626
Capital - foreign	42,126	22,598	95,105	56,778
Beach	2,929	3,731	70,886	78,935
Maintenance	9,214	14,599	59,565	42,831
Demolition	22,751	12,249	47,827	36,015
	$116,460	$81,698	$358,817	$304,185

	September 30,
Backlog (in thousands)	2007	2006
Dredging:
Capital - U.S.	$103,388	$98,011
Capital - foreign	127,673	161,948
Beach	43,966	42,654
Maintenance	15,893	47,719
Demolition	37,428	20,134
	$328,348	$370,466

Revenue for the quarter ended September 30, 2007 was $116.5 million, up by more than 40% from the third quarter 2006 revenue of $81.7 million.  In the third quarter of 2007, foreign activity was particularly strong, accounting for 45% of the Company’s dredging revenue.  The Company’s domestic operations, not unlike last year, were impacted by dry dockings and start-up delays of work in backlog, primarily on the New York/New Jersey projects, due to funding and environmental permitting issues faced by the Army Corps of Engineers (“the Corps”).

Revenues for the nine-month period ended September 30, 2007 increased by almost 18% to $358.9 million compared with $304.2 million for the same 2006 period.  Gross profit margin in the quarter and nine-month period of 11.5% and 12.6%, respectively, was relatively unchanged from the same periods in 2006.  Operating income in the third quarter increased by more than 23% to $3.7 million from $3.0 million a year ago, despite a significant increase in general and administrative expenses. Items responsible for this increase in general and administrative expenses include costs related to the secondary offering, legal expenses related to transactions during the quarter and expenses associated with being a publicly-traded company. Operating income for the nine months ended September 20, 2007 increased more than 6% to $18.2 million from $17.1 million despite costs related to the general and administrative expenses noted for this quarter, and bad debt expense and costs to reduce the Company’s personal injury lawsuits in Texas discussed last quarter.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue increased $10.9 million in the 2007 third quarter, but was down $4.2 million for the first nine months of 2007, compared to the same periods of 2006.  The Company’s domestic capital revenues of $39.4 million in the third quarter of 2007 were substantially generated by continuing work on a port deepening project in Brunswick, GA and on the Liquefied Natural Gas (“LNG”) project in Golden Pass, TX.  Foreign capital revenues in the third quarter and first nine months of 2007 increased $19.5 million and $38.3 million respectively compared to the same periods of 2006.  The 2007 third quarter foreign revenues were substantially generated by continuing work on the Diyaar land development project in Bahrain, as well as another project in Bahrain and one in the Bahamas.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Beach revenue in the third quarter was $3.0 million and is consistent with the third quarter from the prior year. These low levels of beach revenue are becoming typical in the third quarter as more and more beaches are subject to environmental windows that only allow beach work in the October/November to the April/May timeframe.  2007 year-to-date beach revenue was $70.9 million, down $8.1 million from the year-to-date 2006 revenue.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenue in the third quarter totaled $9.2 million and was in line with 2006 third quarter revenue.  In the first half of this year the Company had higher than typical revenues as equipment was working on three sizable maintenance projects, which have since been completed. The majority of the third quarter’s maintenance revenues related to dredging in King’s Bay, GA and the Columbia River in Oregon.  Year-to-date maintenance revenue of $59.6 was up $16.7 million from year-to-date 2006 revenue as a result of the strong first half of the year.

The Company’s general and administrative expenses totaled $9.5 million for the third quarter of 2007, which is an increase of $3.2 million from the same quarter of 2006.   Year to date 2007 expenses totaled $26.7 million compared to $20.7 million for the same period of 2006.  Items responsible for this increase during the nine months ended September 30, 2007 include costs related to the secondary offering, legal expenses related to transactions, expenses associated with being a publicly-traded company, bad debt expense and costs to reduce the Company’s personal injury lawsuits in Texas.

Interest expense was $3.4 million and $14.2 million for the third quarter and first nine months of 2007, respectively.  Quarterly interest decreased $1.7 million from the third quarter of 2006.  Lower debt levels resulted in a decrease in cash interest of $1.3 million, and the Company recorded a $0.4 million favorable non-cash adjustment versus the 2006 quarter to the market value of the Company’s interest rate swap.   Year to date interest decreased primarily as a result of the lower debt levels mentioned.

The income tax expense for the third quarter and first nine months of 2007 was $0.5 million and $2.4 million, respectively compared to income tax benefit of $0.5 million and expense of $0.4 million for the same periods in 2006 as a result of the Company generating income in the period.   The effective tax rate for the nine months ended September 30, 2007 was 42%, up slightly from 40% at the same time last year.

The Company generated net income of $0.6 million and $3.3 million for the quarter and nine months ended September 30, 2007, compared to a net loss of $1.0 million and net income of $0.5 million for the same 2006 periods.  The increase in 2007 is a result of stronger operations and lower debt levels, slightly offset by the additional general and administrative expenses, noted above.

EBITDA (as defined on page 21) was $11.7 million and $40.0 million for the three and nine months ended September 30, 2007, respectively compared to $9.9 million and $37.0 million, respectively for the same periods of 2006.

Results by segment

Dredging

Dredging revenues for the three and nine months ended September 30, 2007 were $93.7 million and $311.0, respectively, compared to $69.4 and $268.2 million for the same periods of 2006. Third quarter dredging revenues were driven by foreign work, as the domestic market was impacted by funding and permitting delays.  Operating income generated by the dredging operations for the quarter ended September 30, 2007 was $3.2 million and compares to $2.1 million for the same period of 2006. Operating income was $16.0 million for the nine months ended September 30, 2007 compared to $13.9 million for the same 2006 period.  Although operating income for the three and nine months ended September 30, 2007 was above prior year, it was negatively impacted by the items previously mentioned, including an increase in general and administrative expenses for costs related to the secondary offering, legal expenses related to transactions during the quarter and expenses associated with being a publicly-traded company as well as bad debt expense for a project completed in 2006 and costs to reduce the Company’s personal injury lawsuits in Texas.

Demolition

NASDI’s demolition revenue for the three and nine months ended September 30, 2007 totaled $22.8 million and $47.8 million, respectively, compared to $12.2 million and $36.0 million for the same periods of 2006. NASDI’s third quarter revenue is a significant increase over that of the last two years in which NASDI had consistently produced $11 to $13 million of revenue per quarter.  The increase is due primarily to two large contracts NASDI won in the second quarter for demolition and site work.  A good portion of the projects include subcontract work so the margins are not as high as NASDI typically generates.  Nevertheless, the work is expected to lead to additional direct demolition activity for NASDI yielding more typical margins and management believes these projects should provide a higher level of revenues for NASDI through the first quarter of 2008.  The demolition segment generated operating income of $0.6 million and $2.2 million, respectively for the three and nine months ended September 30, 2007 compared to operating income of $0.9 million and $3.3 million, respectively for the same periods of 2006.

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

The third quarter domestic bid market, representing work awarded during the period, produced approximately $190 million of contract awards, which is up from the first two quarters of 2007. This quarter saw a higher percentage of capital work than previous quarters, and Great Lakes won all of the capital work put out to bid as well as a sizable beach project for over $20 million. As noted last quarter, Great Lakes was low bidder on an $85 million capital project in the Port Jersey Channel.  Subsequent to third quarter end, the Company was awarded $61 million of that project with work to commence before the end of 2007.  The Company is still waiting for the Corps to award remaining options related to its Newark Bay, New Jersey capital job for $36 million and the Port Jersey Channel job for $24 million.  The Company anticipates these options will be awarded in the first half of 2008.  When these contracts are awarded they will be included in both the bid market and backlog numbers.  The work from these New Jersey projects will provide solid utilization for the Company’s mechanical backhoe Dredge New York and two clamshell dredges through mid 2009.  The year to date domestic market totaled $441 million of which Great Lakes won 44%.  It is unlikely the fourth quarter will provide enough work to match last year’s bid market of $714 million.  However, since the Company won a significant portion of the third quarter market and was awarded the $61 million Port Jersey project after quarter end, the Company will have taken on the same amount of work domestically in 2007 as it did for the full year 2006.

With the significant amount of the work awarded to Great Lakes this quarter, dredging backlog at September 30, 2007 of $290.9 million increased by $51.3 million compared with June 30, 2007 backlog of $239.6 million.  However, current backlog is down from September 30, 2006’s level of $350.3 million.  The September 30, 2007 dredging backlog does not reflect approximately $319.0 million of low bids pending award and additional phases (“options”) pending on projects currently in backlog. That represents an $89 million increase in low bids and options pending from $230.0 million at this time last year.  Both amounts include the $150 million contract option expected to be awarded for the second phase of the Diyaar land reclamation project in Bahrain.  The balance of the 2007 low bids and pending awards is all domestic work. Demolition services backlog was $37.4 million at September 30, 2007, compared with $41.5 million at June 30, 2007 and $20.1 million at September 30, 2006.  Although down slightly from last quarter, this is still a significant amount of backlog for the demolition unit and includes the two large projects as mentioned that are contributing to the increase in NASDI’s revenues for the third quarter.

Market Outlook

The Water Resources Development Act (“WRDA”) authorization bill was enacted on November 8, 2007 after the Congress overrode a presidential veto.  WRDA is the primary vehicle for authorizing capital projects to deepen the nation’s ports.    An important positive for the industry in the current WRDA bill is the authorization of three additional harbor deepening projects totaling $350 million.  Even more significant is the authorization of $3.7 billion for priority projects under the Louisiana Coastal Restoration Plan. A good portion of this authorization is expected to be for dredging projects.  While passage of this bill will not alleviate current funding issues for Corps’ dredging work, it will provide support for continuing deep port and restoration projects in the future.  For the near term, the Corps continues to be hampered as it entered a new fiscal year on October 1 and is still operating without a budget under a continuing resolution.

With the bidding of the Port Jersey and Newark Bay work already this year, the next bids for capital work from the Corps look to be in the second half of 2008.  At that time, the Company expects to see bid opportunities including a port expansion project in Jacksonville Harbor, FL; the start of another deepening project in Wilmington, NC;  work in the port of Savannah, the channels of Pascagoula and Pensacola; and several smaller projects; management expects these projects  to total over $180 million in work put out to bid.

In the fourth quarter the $30 million port expansion project in Freeport, The Bahamas will be complete as will the $10 million LNG project at Sabine Pass, TX, which the Company won in the third quarter.  There are still some smaller and two larger LNG related port expansion projects expected to be bid that management believes should provide private capital work in the near term that may partially offset the lower level of capital work expected to be put out by the Corps.

With respect to the beach nourishment market, in the first nine months of 2007 a mix of both federally and privately funded contracts came out that produced a $140 million bid market which is higher than last year’s total beach bid market of $126 million. Management believes a positive characteristic of the beach market to date is the amount of funding that is committed from the state and local municipalities which represents 35% of the beach market to date.  However, several federally and privately funded projects that were expected to be bid in the fourth quarter are no longer scheduled for bid in the near term.  Therefore, management anticipates that beach nourishment revenue for the first quarter of 2008 may not be as robust as first quarters of recent years.  The Company still expects over $200 million of beach projects to be bid over the next 12 to 15 months, with a significant portion of funding from non-federal sources.

The Company believes that international dredging work will continue to be a significant source of revenue.   The international work currently in backlog is sufficient to occupy the equipment presently in Bahrain into 2009.  Taking into account the option pending on the Diyaar project and other near term potential contracts, the Company believes the current equipment can be engaged and additional equipment employed over the following two to three years.   The Company believes the Middle East region to be one of the most robust markets for dredging services, including a significant amount of work suitable for the fleet to be bid over the next two to five years.

Based on these dynamics in the Middle East market, in mid-October, the Company signed a Memorandum of Agreement to purchase two hopper dredges which had been operated in Brazil for $25 million.  These vessels will require some additional outfitting and one dredge may require upgrades to install pump out capabilities.  Total additional spending on the dredges including mobilization cost is expected to be approximately $9.0 million.  Depending on the schedule to complete these requirements one or both of the dredges could begin to work in the Middle East on projects currently in backlog, as early as the second quarter of next year.

During the second quarter the Company purchased two dredges, previously operated by competitors in the domestic market.  One is working on the West Coast and the second is undergoing modifications to produce a world class hydraulic cutter-head dredge.  The purchase of these two dredges should enhance the Company’s competitive position with regard to domestic dredging opportunities while not increasing overall market capacity.

Also as mentioned in previous quarters, the Company intends to spend approximately $10 million to construct an auxiliary vessel to support its electric cutter-head dredge Florida.  This upgrade is expected to yield significant efficiency improvements and increase the versatility of the Florida expanding deployment opportunities and utilization rates for that vessel.

In summary, 2007 saw significant vessel additions by the Company.  The Company expects that these vessels will provide the increased flexibility, efficiency and capacity to fuel growth in revenue and profitability in the long term.  While there continues to be some short term uncertainty with regard to the Corps’ funding issues, the capabilities which the fleet now provides, positions the Company to take advantage of the strong market in the Middle East as well as the expected return of more capital work in the domestic market in the future that will be critical to keep U.S. ports competitive.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows used in operating activities for the nine months ended September 30, 2007 were $9.9 million, compared to $22.7 million for the nine months ended September 30, 2006. The fluctuation between periods results primarily from an increase in working capital as foreign operations accounted for a larger percentage of dredging activities and investment in pipe inventory to improve mobilization times between domestic projects as well as the increase in operations at NASDI. In addition, normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities.

The Company’s net cash flows used in investing activities for the nine months ended September 30, 2007 totaled $47.1 million, compared to $20.9 million for the nine months ended September 30, 2006.  Spending includes significant acquisition purchases the Company made this year.  In April of this year, the Company purchased the dredge Ohio and attendant plant for $13.6 million and bought out operating leases for the dredges Texas and Pontchartrain and two scows for a total of $14.4 million.  Also in June of 2007, the Company purchased the Terrapin Island dredge for $25.5 million and in the third quarter this purchase was refinanced through a long term operating lease. Year to date the Company has spent $5.1 million on an auxiliary vessel for the dredge Florida and the total expenditures are expected to be $10 million.   Year to date our capital spending for items exclusive of the dredge acquisitions and the building of the auxiliary vessel for the Florida as noted was $17.2 million. Included in the 2007 spending is $3.8 million for overhaul of the hopper dredge Long Island completed in 2006, which is offset by $2.5 of capital investments that were accrued for at quarter end, but the cash had not yet been spent. Offsetting the capital expenditures was $1.7 million received from the repayment of the loan that was provided to build out the new facility occupied by the demolition business and owned by the president of NASDI.

The Company’s net cash flows from financing activities for the nine months ended September 30, 2007 totaled $83.1 million. This compares to $0.4 million of cash used in financing for the nine months ended September 30, 2006. Financing includes a $14.5 million increase in net borrowings under the revolver necessary to fund working capital needs in 2007 and to purchase the dredge Ohio.   In addition, in connection with the refinancing of the senior credit facility, the Company paid off its equipment term debt.  Through September 30, 2007, all of the Company’s warrants to purchase common stock were exercised or redeemed and $91.8 million was received. The Company had $116.5 million of borrowing availability at September 30, 2007.

On June 12, 2007, the Company entered into a new credit agreement (the “Credit Agreement”) with LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger and Administrative Agent, and the financial institutions party thereto as lenders. The new Credit Agreement, which refinanced and replaced the Company’s former credit agreement and paid off its equipment debt, provides for a revolving credit facility of up to $155,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans are currently 2.50% and 0.75%, respectively. Beginning on December 12, 2007, the applicable margins are subject to adjustment based upon the Company’s ratio of total debt to EBITDA (each as defined in the Credit Agreement). The Credit Agreement also requires the payment of a 0.50% non-use fee. The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. The obligations under the Credit Agreement are secured by a perfected first priority lien on certain equipment of Great Lakes’ subsidiary, Great Lakes Dredge & Dock Company, LLC (“GLDD Company”); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes’ bonding company; a perfected first priority lien on the inter-company receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes’ bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases and investments, and (iv) maintenance of certain financial covenants. As of September 30, 2007, the Company had $14.5 million of borrowings outstanding on the revolver classified in long term liabilities.  In addition, $24.1 million letters of credit were outstanding and there was $116.5 million of availability on the facility.

In 2006, Great Lakes secured a $20 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including the Diyaar contract. The obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im”) has issued a guarantee under Ex-Im Bank’s Working Capital Guarantee Program which covers 90% of the obligations owing under the facility.  In July of 2007, this facility was increased to $24 million. The Company had $21.2 million letters of credit issued under this facility at September 30, 2007.

On November 8, 2007, the Company announced that it had declared a cash dividend of $.017 per share to holders of record on November 19, 2007, with a payment date of December 12, 2007.  The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in our senior credit agreements and the indenture related to our senior subordinated notes, and other factors the Board of Directors deems relevant.  The indenture related to our senior subordinated notes generally prohibits the payment of dividends unless the Company has a Fixed Charge Coverage Ratio (Consolidated Cash Flow to Fixed Charges) (each as defined in the indenture) of 2.0 to 1.0 for the most recent four fiscal quarters.

The Company believes its anticipated cash flows from operations, warrant exercises and availability under its new revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, debt service requirement and pay any declared dividends for the next 12 months.  Beyond the next 12 months, the Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments and declare any dividends depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in policies or estimates since December 31, 2006, other than the adoption of FIN 48 as noted in Note 11 of the Unaudited Condensed Consolidated Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of September 30, 2007 has not significantly changed since December 31, 2006. The market risk profile of the Company on December 31, 2006 is disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

PART II — Other Information

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarters ending March 31, 2007 and June 30, 2007.

In its 2006 Annual Report on Form 10-K, Great Lakes reported that it was a defendant in litigation filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Katrina Claims”). As previously reported, several of those class action complaints were dismissed with prejudice by the District Court and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Briefing on the appeal is expected to be completed by the end of December 2007 (assuming no extensions of time). In addition, and as previously reported in its 2006 Form 10-K, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in the U.S. District Court for the Eastern District of Louisiana. On April 20, 2007, the District Court set July 30, 2007 as the deadline by which all Katrina Claims against Great Lakes were to be filed in the limitation of liability proceeding; any claims not filed by that time should be barred by the court. On September 7, 2007, Great Lakes filed a motion to dismiss all claims against it in the limitation proceeding.  Briefing should be completed on the motion to dismiss in November 2007. Great Lakes believes that the Katrina claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

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

Great Lakes Dredge & Dock Corporation

/s/ Deborah A. Wensel
By: Deborah A. Wensel
Date: November 14, 2007	Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.