Form 10-K
period 2007-12-31
Great Lakes Dredge & Dock CORP
filed 2008-03-17
CIK 1372020

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33225

Great Lakes Dredge & Dock Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5336063 (I.R.S. Employer Identification No.)
2122 York Road, Oak Brook, IL (Address of principal executive offices)	60523 (Zip Code)
(630) 574-3000 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, (Par Value $0.001)	Nasdaq Stock Market, LLC

         Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant was $126,329,860 at June 29, 2007. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

         As of March 14, 2008, 58,459,824 shares of Registrant's Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in Connection with the Annual Meeting of Stockholders.

Cautionary Note Regarding Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge and Dock Corporation and its subsidiaries ("Great Lakes"), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2007, and in other securities filings by Great Lakes with the SEC.

        Although Great Lakes believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. Great Lakes' future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and Great Lakes does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Availability of Information

        You may read and copy any materials Great Lakes files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of such materials also can be obtained at the SEC's website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Great Lakes' SEC filings are also available to the public, free of charge, on its corporate website, www.gldd.com as soon as reasonably practicable after Great Lakes electronically files such material with, or furnishes it to, the SEC.

Part I

Item 1.    Business

        The terms "we," "our," "ours," "us," "Great Lakes" and "Company" refer to Great Lakes Dredge & Dock Corporation and its subsidiaries and the term "NASDI" refers to our 85% ownership in North American Site Developers, Inc. and our demolition business.

Organization

        Great Lakes is the largest provider of dredging services in the United States. The Company was founded in 1890 as Lydon & Drews Partnership and contracted its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region.

        On April 24, 2001, the Company purchased 80% of the capital stock of NASDI, a demolition services provider located in the Boston, Massachusetts area. In 2003, the Company increased its ownership in NASDI to 85%. One NASDI management stockholder retains a 15% non-voting interest in NASDI. With the acquisition of NASDI, the Company began operating in two reportable segments: dredging and demolition. Financial information about the Company's reporting segments and operating revenues by geographic regions is provided in Note 16, "Segment information" in the Notes to Consolidated Financial Statements.

        On December 22, 2003, Madison Dearborn Capital Partners IV, L.P., an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC, ("MDP") acquired control of Great Lakes from its former owner, Vectura Holding Company LLC, for approximately $361.6 million, including fees and expenses, in a transaction accounted for as a purchase. The acquisition was effected by a new company established for this purpose, GLDD Acquisitions Corp., which acquired 100% of the equity of the Company. As a result, certain members of Great Lakes Dredge & Dock Corporation's management owned approximately 15% of outstanding common stock of GLDD Acquisitions Corp. and MDP and certain of its co-investors owned the remaining 85%.

        On December 26, 2006, GLDD Acquisitions Corp. merged with a subsidiary of Aldabra Acquisition Corporation ("Aldabra"). Aldabra was formed for the purpose of raising capital through an initial public offering with the intent to use the proceeds to merge with a business to build long term value. Under the terms of the Agreement and Plan of Merger entered into on June 20, 2006, the stockholders of GLDD Acquisitions Corp. received 28,906,189 shares of Aldabra common stock in exchange for all of GLDD Acquisitions Corp.'s common and preferred equity. Aldabra then merged into an indirect wholly-owned subsidiary and, in connection with this holding company merger, the stockholders of Aldabra, including the former GLDD Acquisitions Corp. stockholders, received stock in a new holding company that was subsequently renamed "Great Lakes Dredge & Dock Corporation."

        The Aldabra merger was accounted for as a reverse acquisition. Under this method of accounting, Great Lakes was the acquiring company for financial reporting purposes. Accordingly, the merger was treated as the equivalent of Great Lakes issuing stock for the net monetary assets of Aldabra accompanied by a recapitalization. The net monetary assets of Aldabra, primarily cash, were stated at their fair value, which was equivalent to the carrying value, and accordingly no goodwill or other intangible assets were recorded.

Dredging Operations

        Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. The Company defines its bid market as the population of domestic projects on which it bid or could have bid if not for capacity constraints ("bid market"). The Company operates the largest and most diverse dredging fleet in the U.S. consisting of 14 dredges, 22 material transportation barges, two drillboats, and numerous other specialized support vessels. Over the last three years, the Company achieved an average of 39% of the combined U.S. market share of projects awarded within its bid market. In addition, the Company is the only U.S. dredging service provider with significant international operations. The Company has 12 dredges and several other specialized support vessels currently located in the Middle East. Over the last three years, foreign contracts accounted for an average of 23% of the Company's dredging contract revenues. The Company currently estimates the replacement cost of its entire fleet to be in excess of $1.5 billion.

Domestic Dredging Operations

        Over its 117-year history, the Company has grown to be a leader in capital, beach nourishment and maintenance dredging in the U.S.

        Capital (approximately 29% of 2007 dredging revenues).    Capital dredging projects are primarily port expansion projects, which involve deepening of channels to allow access by larger, deeper draft ships and providing land fill for building additional port facilities. Capital projects also include other land reclamations, trench digging for pipes, tunnels and cables, and dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities. In 2007, the Company's share of the total U.S. capital bid market was 71%.

        The U.S. capital market includes port deepening projects authorized under the Water Resources Development Act ("WRDA"). WRDA is the federal law that authorizes port deepenings and other capital dredging projects. Without significant deepening efforts, many major U.S. ports risk losing their competitive position as a result of being unable to accommodate larger cargo vessels. While deep port work has comprised a substantial portion of past bid markets, in the last three years, deep port work has only averaged 19% of the bid market (see discussion below). In 2007, the Company obtained a large share of deep port projects, winning 95% of this bid market.

        Beach Nourishment (approximately 21% of 2007 dredging revenues).    Beach nourishment projects generally involve moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets. Beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Beach nourishment is primarily for shore protection but also safeguards shoreline real estate and tourism. Generally, beach nourishment projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities. In 2007, the Company's share of the U.S. beach nourishment bid market was 37%.

        Maintenance (approximately 18% of 2007 dredging revenues).    Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring market for dredging work that is typically non-deferrable if navigability is to be maintained. In 2007, the Company's share of the U.S. maintenance bid market was 40%.

Foreign Dredging Operations (approximately 32% of 2007 dredging revenues)

        Foreign capital projects typically relate to land reclamations, channel deepening and port infrastructure development. Great Lakes targets international opportunities that are well suited to its equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled Great Lakes to diversify, particularly during periods of decreased domestic demand. Over the last ten years, Great Lakes has performed dredging work in the Middle East, Africa, India, Mexico and Central and South America. Most recently, Great Lakes has focused its efforts on the opportunities in the Middle East, where it has cultivated a niche market by developing close customer relationships with major developers. Great Lakes' dredging contracts in the Middle East have a longer duration than those in the U.S., and as a result, Great Lakes has increased visibility with regard to future revenue and fleet utilization.

Dredging Demand Drivers

        The Company believes that the following factors are important drivers of the demand for its dredging services:

  •
  Deep port capital projects.  Generally, maritime trade in the U.S. is expected to grow significantly over the next ten to fifteen years. Ever larger ships are being built to accommodate the expansion of trade already occurring outside of the U.S. Major international ports have been expanding to handle the larger vessels and increased throughput. The average controlling depth of the largest U.S. ports is 5 to 10 feet shallower then major international ports worldwide. Without additional significant deepening efforts, most major U.S. ports risk being unable to accommodate the larger vessels, rendering them less competitive with the non-U.S. ports. This issue will be even more critical to U.S. East Coast and U.S. Gulf Coast ports when the Panama Canal is expanded as currently planned over the next six years. The Company believes that port deepening work authorized under WRDA legislation will provide significant opportunities for the domestic dredging industry in the future. The annual bid market for deep port capital dredging over the last three years averaged $131 million.

  •
  Substantial need for beach nourishment.  Beach erosion is a continuous problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beach front assets. This has created a sizable market for beach nourishment over the last five years and we currently expect this to continue into the foreseeable future. While the federal government funded a significant portion of beach nourishment projects in the past, in recent years it has sought to reduce its commitment. Fortunately, state and local governments understand the benefit of performing this work and are securing funding to ensure their beach work is completed. The annual bid market for beach nourishment over the last three years averaged $190 million.

  •
  Required maintenance of U.S. ports.  The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to natural sedimentation, active channels will require maintenance dredging to ensure that stated depths are at authorized levels. Therefore, maintenance of channels creates a recurring source of dredging work that is non-deferrable if optimum navigability is to be preserved. The Army Corps of Engineers (the "Corps") has responsibility for federally funded projects related to navigation and flood control of the U.S. waterways. Recently, the Corps has expressed great concern over the level at which it has been able to maintain the U.S. ports. Due to the insufficiency of funding, the Corps has stated that channel maintenance on average is significantly less than authorized by Congress. The maritime industry, including the ports, are actively looking for ways to increase funding for maintenance dredging (see discussion of the Harbor Maintenance Trust Fund below). The annual bid market for maintenance dredging over the last three years averaged $253 million

  •
  Additional significant long-term opportunities.  Other capital projects make consistent contributions to the Company's annual revenues. These include dredging related to the development of Liquefied Natural Gas ("LNG") terminals and private port facilities. Although the LNG market has slowed down due to permitting and sourcing issues, LNG terminals are still viable alternatives as imported fuel becomes more cost-competitive. Therefore, it is likely that this work as well as other port development will provide supplemental opportunities over the next few years. Additionally, the Company anticipates that projects to repair the erosion of wetlands and coastal marshes, particularly those in Louisiana, will result in significant capital dredging opportunities.

  •
  Middle East market.  The Middle East is currently one of the most dynamic markets for dredging services in the world. With the substantial income from oil revenues these countries are undergoing extensive infrastructure expansion. The market for dredging is anticipated to be sizable over the next five to ten years. The Company repositioned several vessels to the region over the last two years, and Great Lakes believes it is in a good position to take on a portion of this work.

Current status of the domestic dredging market

        Despite the domestic dredging market demand drivers, over the last several years funding concerns have developed related to the Corps, the dredging industry's largest customer. The Corps has been hampered in getting dredging projects out to bid due to federal budget constraints related to the need to fund activities in Iraq and current recessionary pressures. In addition over this time period, there have been changes in the administration of Corps funding from district control to central control in Washington. Administrative changes included restrictions concerning the obligation of funds for contracts that impact more than one fiscal year ("continuing contracts") and the ability to move funds from one project to another ("reprogramming"). Further hindering the flow of funds has been the failure of Congress to pass biennial WRDA amendments since 2000 and its failure to pass budgets for fiscal 2006 and 2007 requiring the government to operate under continuing resolutions for those fiscal years.

        Due to a variety of political pressures no WRDA amendment had been passed since December 2000 until November 2007. The November 2007 WRDA amendment authorized three additional harbor deepening projects totaling $350 million and more significantly authorized $3.7 billion in funding under the Louisiana Coastal Restoration Plan, a good portion of which is anticipated to be for dredging projects. It also appears the current Congressional sentiment is to return to the biennial passage of a WRDA amendment, a process which has languished since the 2000 amendment.

        Projects authorized under WRDA must be appropriated in the federal budget in order to be bid by the Corps. However, Congress has not passed a budget since fiscal 2006, resulting in the government operating under a continuing resolution. In January 2008, Congress finally passed the federal budget for the fiscal year ending September 30, 2008. The late passage of the budget inhibits the Corps' ability to plan and execute additional dredging projects beyond those that had already been announced. Looking further ahead, while the President's fiscal 2009 budget was just announced, it may not be passed before the 2008 Presidential election. If this is the case, the federal government may again be working under a continuing resolution into fiscal 2009. Due to the current state of the appropriations process, it does not appear that any projects in the 2007 WRDA amendment will be out for bid in the near term. However, the 2007 WRDA amendment provides for the appropriation of additional deep port and coastal restoration projects further in the future.

        The state of the appropriations process is even more problematic for the dredging industry when combined with the restrictions on the Corps' use of continuing contracts and reprogramming. Continuing contracts allowed for a project to be bid if appropriations were identified for the current year's work and the rest of the contract's funding could be allocated from the next year's appropriations. Reprogramming allowed the Corps to redirect money from one project to another when excess money was available from completed projects. In 2006, Congress mandated that only projects which are fully funded can go forward and limited the Corps' ability to move funding between projects. Due to these restrictions, the Corps is putting out to bid projects that include a base amount of work, which can be funded out of the current year's appropriations, plus options that can be awarded as additional funds are released. As a result, the dredging industry faces the difficulty of committing equipment and forecasting utilization for a scope of work that may never be awarded. This challenge is most prevalent with the larger capital projects which are being awarded in smaller sections over a longer period of time. However, there is recent evidence that Congress is softening on the issues of allowing the Corps to use continuing contracts language and redirect funding from one dredging project to another.

        As these concerns are impacting the amount of funding for domestic dredging programs, the maritime industry has identified an opportunity to increase funding for maintenance projects. Over the last 20 years, the Harbor Maintenance Trust Fund (the "Fund") has collected tax revenue annually that was originally designated to fund harbor maintenance. However, since the Fund's inception these tax revenues have been included in the general budget and only a portion has been allocated to dredging each year. The maritime industry is focusing its efforts to change this situation and dedicate all future tax receipts generated from the Fund to port maintenance. If these efforts are successful, it would add approximately $500-$600 million a year for dredging. While this change will not impact 2008, the maritime industry believes it may be successful within the next couple of years.

        Considering the current status of the issues facing the Corps, it is unlikely that funding for domestic dredging will be sufficient to fill anticipated demand. As a result, the opportunity for an increase in the domestic bid market will likely be tempered for at least the next twelve months.

Demolition Operations (approximately 15% of total 2007 revenue)

        NASDI, founded in 1976, is a major U.S. provider of commercial and industrial demolition services. The majority of NASDI's work is performed in the New England area. NASDI's core business is exterior and interior demolition. Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building. Other business activities include site development and the removal of asbestos and other hazardous materials. NASDI contracts hazardous material removal to insured subcontractors and does not take possession of hazardous materials, which remain the property of the site owner. NASDI has typically performed numerous small projects (each generating revenue of $0.1 million to $0.5 million) but NASDI is one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.

Joint Venture—Amboy Aggregates

        The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates ("Amboy"). Amboy was formed in December 1984 to mine sand from the entrance channel to the New York Harbor and to provide sand and aggregate for use in road and building construction. Great Lakes' dredging expertise and its partner's knowledge of the aggregate market formed the basis for the joint venture. The Company's investment in Amboy is accounted for using the equity method.

        Amboy is the only East Coast aggregate producer to mine sand from the ocean floor. Amboy has a specially designed dredge for sand mining, de-watering and dry delivery. No other vessel of this type operates in the U.S. Amboy's ocean-based supply of sand provides a long-term competitive advantage in the Northeast as land-based sand deposits are depleted or rendered less cost competitive by escalating land values.

        Mining operations are performed pursuant to permits granted to Amboy by the federal government and the states of New York and New Jersey. In 2002, Amboy was successful in obtaining approval for a new permit allowing it to mine deeper in its sand borrow areas. Amboy's revenues have remained strong over the past three years due to improvement in the construction market, the primary customers for Amboy's product. See Note 6 "Investments in Joint Ventures" in the Notes to the Consolidated Financial Statements.

Competitive Strengths

        The Company possesses a number of competitive strengths that have allowed it to develop and maintain its leading position within the domestic dredging industry and to develop its niche market overseas.

Largest and most diverse dredging fleet

        The Company's operates the largest and most diverse dredging fleet in the U.S. The fleet includes the largest domestic hydraulic dredges and the only large mechanical backhoe dredge. The size, versatility and technical capabilities of the fleet improves the Company's competitiveness by affording it the flexibility to select the most efficient equipment for a particular job and enabling it to perform multiple projects at the same time. To maintain the value and effectiveness of its fleet, the Company emphasizes preventive maintenance to minimize downtime, increase profitability, extend vessel life and reduce replacement capital expenditure requirements.

Favorable competitive dynamic

        The Company benefits from significant advantages relative to both existing and potential competitors, including (i) the Company's reputation for quality and customer service built over its 117-year operating history, during which it has never failed to complete a project; (ii) the long lead time and high capital cost associated with the construction of a new dredge, which the Company estimates to be between two to three years and $25 to $75 million, depending on the type of dredge; and (iii) the requirements of the Foreign Dredge Act of 1906 (the "Dredging Act") and Section 27 of the Merchant Marine Act of 1920 (the "Jones Act"), which prohibit foreign-built dredges and foreign-owned dredging companies from competing in the U.S. See "Business—Government Regulations".

Specialized capability in capital projects

        The Company is a leader in U.S. capital dredging, which generally requires specialized engineering expertise, specific combinations of equipment and experience in executing complex projects. The Company believes its extensive experience performing complex projects significantly enhances its ability to win and complete these contracts profitably.

Proprietary and proven project costing methodologies

        Over the course of its 117-year operating history, the Company has developed an extensive proprietary database of publicly-available dredging production records from its own and its competitors' activities and past bidding results. The Company believes that this database, combined with its accumulated estimating and bidding expertise, is a significant competitive advantage in winning new dredging contracts.

Diversified revenue base

        The Company benefits from a dredging revenue base that is broadly diversified across the three dredging sectors, which have different demand drivers. Capital projects primarily consist of port expansion and deepening work, which is driven by competitiveness among ports and growth in U.S. trade and commerce. Beach nourishment and maintenance projects are more heavily influenced by weather and recurring natural sedimentation and erosion. Revenue within each of the Company's dredging sectors comes from a portfolio of separate contracts, which helps to mitigate project-specific risk. For the year ended December 31, 2007, the Company's U.S. dredging revenues were derived from over 54 separate dredging contracts, and no one contract represented more than 15% of its revenues. The Company's foreign dredging operations and demolition operations further diversify its revenue and customer base.

Proven, experienced management team

        The Company's top executive management has an average of over 25 years of experience in the dredging industry. The Company believes that management's experience provides it with a significant advantage over its competitors. The Company's executive management team currently holds approximately 3% of its outstanding common stock. In 2007, the Company's board of directors adopted an equity incentive plan to further align the interests of its management team with those of its stockholders. This plan was approved by the stockholders of the Company and awards are expected to be granted in 2008.

Customers

Dredging

        The dredging industry's customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. There are generally few economical alternatives that customers have to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2007, approximately 42% of the Company's dredging revenues were earned from approximately 39 different contracts with federal agencies or companies operating under contracts with federal agencies.

        Foreign governments requiring infrastructure development are the primary dredging customers in international markets. Approximately 21% of the Company's 2007 dredging revenues were earned from contracts with the government of Bahrain or entities backed by the government of Bahrain.

Demolition

        NASDI's customers include general contractors, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies. NASDI benefits from key relationships with certain customers in the general contracting and public infrastructure industries. The majority of the demolition services are concentrated in New England. In 2007, one customer of NASDI contributed 17% to NASDI's annual revenues; however, the loss of this customer would not have a material adverse effect on Great Lakes and its subsidiaries taken as a whole.

Bidding Process

Dredging

        Most of the Company's dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the types of equipment required and estimated duration, both of which affect the cost of performing the contract and the resulting bid.

        For contracts under its jurisdiction, the Corps typically prepares a fair and reasonable cost estimate based on the specifications of the project. To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project as well as the ability to obtain a bid bond) and submit the lowest responsive bid that does not exceed 125% of the Corps' original estimate. Contracts for state and local governments are generally awarded to the lowest qualified bidder. Contracts for private customers are awarded based on the contractor's experience, equipment and schedule, as well as price. While substantially all of the Company's dredging contracts are competitively bid, some government contracts are awarded through a sole source procurement process involving negotiation between the contractor and the government, while other projects are bid by the Corps through a "request for proposal" process.

Demolition

        NASDI negotiates the majority of its demolition contracts as fixed price ("lump sum") contracts with other projects negotiated on a time-and-materials basis. NASDI frequently receives revenues from change orders on existing contracts. NASDI has established a network of local contacts with developers and prime contractors that act as referral sources and frequently enable NASDI to procure demolition jobs on a sole-source basis. When NASDI bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds a reasonable margin. While there are numerous competitors in the demolition services market, NASDI benefits from its relationships and reputation. Therefore, there are occasions where NASDI is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

Bonding and Foreign Project Guarantees

Dredging

        For most domestic projects and some foreign projects, dredging service providers are required to obtain three types of bonds, which are typically provided by large insurance companies. A bid bond is required to serve as a guarantee that if a service provider's bid is chosen, the service provider will sign the contract. The amount of the bond is typically 20% of the service provider's bid, up to a maximum bond of $3.0 million. After a contract is signed, the bid bond is replaced by a performance bond, the purpose of which is to guarantee that the job will be completed. A performance bond typically covers 100% of the contract value with no maximum bond amount. If the service provider fails to complete a job, the bonding company assumes such obligation and pays to complete the job. If the Company were to default on a project, the bonding company would complete the defaulted contract and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the Company for any costs incurred in excess of the contract price. A company's ability to obtain performance bonds with respect to a particular contract depends upon the size of the contract, as well as the size of the service provider and its financial position. A payment bond is also required to protect the service provider's suppliers and subcontractors in the event that the service provider cannot make timely payments. Payment bonds are generally written at 100% of the contract value.

        Great Lakes' projects are currently bonded by Travelers Casualty and Surety Company of America ("Travelers"). Great Lakes has never experienced difficulty in obtaining bonding for any of its projects. Travelers has been granted a security interest in a substantial portion of the Company's operating equipment as collateral for the Company's obligations to Travelers under its bonding agreement.

        For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under its Credit Agreement or its separate facility which is supported by the Export-Import Bank of the United States ("Ex-Im") under Ex-Im's Working Capital Guarantee Program. Foreign bid guarantees are usually 2% to 5% of the service provider's bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Demolition

        NASDI's contracts are primarily with private, non-government customers; thus, it often is not required to secure bonding. When NASDI does have bonding requirements, the bonds are also provided by Travelers.

Competitive Environment

Dredging

        Competition is limited by the size and complexity of the job, equipment requirements, bonding requirements, certification requirements and government regulations. The majority of work within the domestic dredging bid market has historically been performed by Great Lakes and four other key competitors which collectively comprised approximately 86% of the market over the last three years. In 2006 and 2005, the Company repositioned one large hydraulic dredge, two medium size hopper dredges and one small hopper dredge to the Middle East from the U.S., and also in 2006, a competitor began operating a new hopper dredge in the U.S. market. In 2007, an industry competitor Bean Stuyvesant LLC ("Bean"), a joint-venture between Bean Dredging and Royal Boskalis Westminster, NV, a Dutch company ("Royal Boskalis") effectively exited the domestic dredging market. In the second quarter of 2007, the Bean fleet in the U.S. was reduced from five dredges to one as the Company purchased one vessel, Weeks Marine purchased another, and Royal Boskalis acquired two other dredges from the joint-venture which can no longer compete in the U.S. The remaining dredge was subsequently deployed outside of the U.S. and is not currently competing in the US dredging market. Consequently, in 2007, Great Lakes and the remaining three key competitors were awarded 91% of the bid market and Great Lakes' share for 2007 was 53% compared to 39% on average over the last three years. In 2008, the Company repositioned two more of its large hydraulic dredges from the U.S. market to the Middle East.

        The Dredging Act and the Jones Act provide a significant barrier to entry with respect to foreign competition. Together these two regulations prohibit foreign-built, chartered or operated vessels from competing in the U.S. See "Business—Government Regulations."

        Competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and more extensive fleets than Great Lakes. However, Great Lakes targets opportunities that are well suited to its equipment and where it faces less competition from its European competitors. Most recently, Great Lakes has focused its efforts on opportunities in the Middle East, where it has cultivated a niche market by developing close customer relationships with major developers and seeking contracts compatible with the size of its vessels.

Demolition

        The U.S. demolition and related services industry is highly fragmented and is comprised mostly of small regional companies. Unlike many of its competitors, NASDI is able to perform both small and larger, more complex projects. NASDI competes in the demolition and related services industry primarily on the basis of its experience, reputation, equipment, key client relationships and price.

Equipment

Dredging

        Great Lakes' fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S. The Company operates three principal types of dredging equipment: hopper dredges, hydraulic dredges and mechanical dredges.

        Hopper Dredges.    Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or "hoppers," into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another.

        Hydraulic Dredges.    Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the channel or ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain dredged materials can be directly pumped as far as seven miles with the aid of a booster pump. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines, and the placement of the dredged material. Great Lakes operates the only large electric hydraulic dredge in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California and Houston.

        Mechanical Dredges.    There are two basic types of mechanical dredges operating in the U.S.: clamshell and backhoe. In both types, the dredge uses a bucket to excavate material from the channel or ocean floor. The dredged material is placed by the bucket into material barges, or "scows," for transport to the designated disposal area. The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket. Mechanical dredges are capable of removing hard-packed sediments and debris and can work in tight areas such as along docks or terminals. Clamshell dredges with specialized buckets are ideally suited to handle material requiring controlled disposal. The Company has the largest fleet of material barges in the industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal. Additionally, the Company recently converted one of its clamshell dredges to electric power to better compete in those markets with stringent emissions standards.

        Great Lakes' domestic dredging fleet is typically positioned on the East and Gulf Coasts, with a smaller number of vessels on the West Coast and on inland rivers. The mobility of the fleet enables the Company to move equipment in response to changes in demand. Great Lakes' fleet also includes vessels currently positioned in the Middle East.

        The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market. The Company is also committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs. To the extent that market conditions warrant the expenditures, Great Lakes can prolong the useful life of its vessels indefinitely. As such, the Company spent an average of $35 million on maintenance and $29 million on capital additions and upgrades annually over the last three years. In 2007 the Company made expenditures outside of the average capital additions and upgrades for the acquisition of four dredges totaling approximately $66 million.

Demolition

        NASDI owns and operates specialized demolition equipment, including a fleet of excavators equipped with shears, pulverizers, processors, grapples, and hydraulic hammers that provide high-capacity processing of construction and demolition debris for recycling and reclamation. NASDI also owns and maintains a large number of skid-steer loaders, heavy-duty large-capacity loaders, cranes, recycling crushers, off-highway hauling units and a fleet of tractor-trailers for transporting equipment and materials to and from job sites. NASDI spent on average $2.9 million on capital additions annually over the last three years. NASDI rents additional equipment on a project-by-project basis, which allows NASDI flexibility to adjust costs to the level of project activity.

Equipment Certification

        Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the American Bureau of Shipping ("A.B.S.") are important factors in Great Lakes' dredging business. Many projects, such as beach nourishment projects with offshore sand borrow sites, dredging projects in exposed entrance channels, and dredging projects with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S. The certifications indicate that the dredge is structurally capable of operating in open waters. The Company has more certified dredging vessels than any domestic competitor and makes substantial investments to maintain these certifications.

Seasonality

        Seasonality does not typically have a significant impact on the Company's dredging operations. However, some East Coast beach nourishment projects are limited by environmental windows, which require that work be performed in winter months to protect wildlife habitats. Environmental windows have impacted operations in the third quarter of the last two years. To a certain extent the Company can mitigate the impact of these environmental restrictions since it has the flexibility to reposition and utilize its equipment on projects that are not limited by these restrictions. The Company's demolition operations are not significantly impacted by seasonality.

Backlog

        The Company's contract backlog represents management's estimate of the revenues which will be realized under the portion of the contracts remaining to be performed. Such estimates are subject to fluctuations based on the amount of material actually dredged or scope of demolition services to be provided as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company's backlog relates to government contracts, the Company's backlog can be canceled at any time without penalty; however, the Company can generally recover actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results. The Company's backlog includes only those projects for which the customer has provided an executed contract. The components of the Company's backlog are addressed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

Dredging

        At December 31, 2007, the Company employed approximately 275 full-time salaried personnel in the U.S. In addition the Company employs U.S. hourly personnel, most of who are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2007, the Company employed a daily average of 455 hourly personnel to meet domestic project requirements. In addition at December 31, 2007, the Company employed approximately 23 expatriates, 50 foreign nationals and 100 local staff to manage and administer its Middle East operations. During 2007 the Company also employed a daily average of 300 hourly personnel to meet project requirements in the Middle East.

Demolition

        At December 31, 2007, NASDI employed approximately 36 full-time salaried administrative employees, in addition to an average of 152 unionized employees who are party to four union agreements. The unionized employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

Unions

        The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, four primary agreements apply to approximately 84% of such employees. The Company's two contracts with Local 25 Operators Union for the northern and southern regions, representing approximately 51% of its unionized workforce were renewed in September 2006 and will expire in 2009. The Company's other two union agreements, with the Seafarers International Union and Local 3 Operating Engineers, both expire in July 2009. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

Government Regulations

        The Company is subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act, 1916, as amended, and the vessel documentation laws set forth in Chapter 121 of Title 46 of the United States Code (the "Vessel Documentation Act"). These statutes require vessels engaged in dredging in the navigable waters of the United States to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the United States. The U.S. citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen owned and prohibit the chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test. These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as "cabotage" laws.

Environmental Matters

        The Company's operations and facilities are subject to various environmental laws and regulations related to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of other hazardous substances and materials; and air emissions. The Company is also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay appropriation and/or performance of particular projects and increase related expenses.

        The Company's projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other hazardous substances and materials. Various laws strictly regulate the removal, treatment and transportation of hazardous water and other hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials. The Company's demolition business, for example, requires it to transport and dispose of hazardous substances and materials, such as asbestos. The Company takes steps to limit its potential liability by hiring qualified asbestos abatement subcontractors to remove such materials from its projects, and some project contracts require the client to retain liability for hazardous waste generation.

        Based on the Company's experience, its management currently believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be enforced, administered or interpreted, or the amount of future expenditures that may be required to comply with these environmental or health and safety laws or regulations or to respond to future cleanup matters or other environmental claims. See "Risk Factors—Environmental regulations could force us to incur significant capital and operational costs."

Executive Officers

        The following table sets forth the names and ages of all of our executive officers and the positions and offices presently held by them.

Name	Age	Position
Douglas B. Mackie	55	President, Chief Executive Officer and Director
Richard M. Lowry	52	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	46	Senior Vice President and Chief Financial Officer
Steven W. Becker	46	Vice President—Plant Equipment and Chief Mechanical Engineer
J. Christopher Gillespie	47	Vice President— Manager, International & Special Projects
Bradley T.J. Hansen	55	Vice President—Division Manager
William H. Hanson	51	Vice President—U.S. Business Development
Kyle D. Johnson	46	Vice President—Chief Contract Manager
John F. Karas	47	Vice President—Chief Estimator
Steven F. O'Hara	53	Vice President—Division Manager
William F. Pagendarm	58	Vice President—Division Manager
David E. Simonelli	51	Vice President—Personnel Director of Field Operations

        The annual appointment of each executive officer expires in May 2008.

Douglas B. Mackie, President and Chief Executive Officer

        Mr. Mackie has been President, Chief Executive Officer and a director of the Company since 1995. He joined the Company in 1978 as Corporate Counsel. In 1987 he was named Senior Vice President. Mr. Mackie earned an MBA from the University of Chicago and a J.D. from Northern Illinois University. He is a former President of the Dredging Contractors of America.

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

Deborah A. Wensel, Senior Vice President and Chief Financial Officer

        Ms. Wensel has been the Chief Financial Officer and Treasurer of the Company since April 1999 and was named Senior Vice President in 2002. Ms. Wensel joined the Company in 1987 as Accounting and Financial Reporting Supervisor. In 1989, she was named Controller and Chief Accounting Officer. She is the current Treasurer of the Dredging Contractors of America. Ms. Wensel is a Certified Public Accountant and also has an MBA from the University of Chicago.

Steven W. Becker, Vice President—Plant Equipment and Chief Mechanical Engineer

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

Bradley T. J. Hansen, Vice President & Division Manager—Hydraulic

        Mr. Hansen has been a Vice President and Division Manager of the Company since 1995. He joined the Company in 1976 as a Field Engineer. He was named Vice President & General Superintendent of the Company in 1991. Mr. Hansen earned a BS in Civil Engineering from Louisiana State University. He is a member of the American Society of Civil Engineers.

William H. Hanson, Vice President—U.S. Business Development

        Mr. Hanson has been a Vice President of the Company since 2006. Mr. Hanson joined the Company in 1988 as an Area Engineer in its Staten Island Division Office. He earned a B.S. in Ocean Engineering from Texas A&M University in 1979. Mr. Hanson began his career with the U.S. Army Corps of Engineers in Galveston, Texas and Los Angeles, California, and then with Connolly Pacific Company in Long Beach, California. Mr. Hanson is currently the President of the Western Dredging Association and is a board member of several industry trade associations.

Kyle D. Johnson, Vice President—Chief Contract Manager

        Mr. Johnson has been Chief Contract Manager of the Company since 2006. He joined the Company in 1983 as a Mechanical Engineer and has since held positions of increasing responsibility in domestic and international engineering and operations, including Area Engineer, Special Projects Manager, and Manager of Production Engineering. Mr. Johnson was named Vice President in 2002. Mr. Johnson earned a BS in Engineering from Purdue University and an MS in Construction Engineering & Management from Stanford University.

John F. Karas, Vice President—Chief Estimator

        Mr. Karas has been Vice President and Chief Estimator since 1992. He joined the Company in 1983 as Project Engineer in the Hopper Division. Mr. Karas earned a Bachelors degree in Finance from University of Notre Dame. He is a member of the Western Dredging Association.

Steven F. O'Hara, Vice President & Division Manager—Clamshell

        Mr. O'Hara has been a Division Manager of the Company since 1987 and was named a Vice President in 1988. He joined the Company in 1978 as Cost Accountant. Mr. O'Hara received a BS from the University of Illinois.

William F. Pagendarm, Vice President & Division Manager—Hopper

        Mr. Pagendarm has been a Vice President and Division Manager of the Company since 1985. He joined the Company in 1979 as Project Superintendent. Mr. Pagendarm is a former President and Chairman of the Western Dredging Association. He is also a former President of the World Dredging Association. Mr. Pagendarm holds a Bachelors degree in Civil Engineering from University of Notre Dame and an MBA from the University of Chicago.

David E. Simonelli, Vice President—Chief Site Manager

        As Chief Site Manager, Mr. Simonelli is responsible for the Operations Support Group which includes Site Management, the Safety Health & Environmental Department, Field & Production Engineering and Risk Management. He has been a Vice President of the Company since 2002 and was named Special Projects Manager in 1996. He joined the Company in 1978 as a Project Engineer and has since managed many of the Company's large domestic and international projects. Mr. Simonelli earned a BS in Civil and Environmental Engineering from the University of Rhode Island. He is a member of the Hydrographic Society and the American Society of Civil Engineers.

ITEM 1A.    Risk Factors

We depend on our ability to continue to obtain federal government dredging contracts, and are therefore greatly impacted by the amount of government funding for dredging projects. A reduction in government funding for dredging contracts can materially reduce our revenues and profits.

        A substantial portion of our revenue is derived from federal government dredging contracts. Revenues related to contracts with federal agencies or companies operating under contracts with federal agencies and its percentage as a total of dredging revenue for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
Federal government dredging revenue (in US$1,000)	$186,694	$156,348	$297,101
Percent of dredging revenue from federal government	42%	41%	79%

        Domestic dredging revenue has been impacted in the last three years by the Corps' funding issues as it struggles with administrative difficulties and budget constraints. This has resulted in a decrease in our revenue from the federal government and it is unclear whether our percentage of work with the federal government will increase in the foreseeable future. See "Business—Current Status of the Dredging Market".

If we are unable, in the future, to obtain bonding for our dredging contracts, our ability to obtain future dredging contracts will be limited, thereby adversely affecting our business.

        We, like all dredging service providers, are generally required to post bonds in connection with our domestic dredging contracts to ensure job completion if we fail to finish a project. We have entered into a bonding agreement with Travelers pursuant to which Travelers acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by us in the day-to-day operations of our dredging and marine construction business. However, Travelers is not obligated under the bonding agreement to issue future bonds for us. Therefore, if we were unable to obtain additional bonds, our ability to take on future work would be severely limited.

If we are unable, in the future, to obtain letters of credit for our foreign dredging contracts, our ability to obtain future dredging contracts will be limited, thereby adversely affecting our business.

        Foreign dredging contracts generally require letters of credit to ensure job completion. We obtain letters of credit under our Credit Agreement or a separate facility which is supported by the Export-Import Bank of the United States ("Ex-Im") under Ex-Im's Working Capital Guarantee Program. However, the amount of letters of credit under these facilities is limited. In addition access to the facility may be limited by failure to meet certain financial requirements or other defined requirements. Therefore, if we were unable to obtain letters of credit, our ability to take on foreign dredging contracts in the future would be severely limited.

Our business is subject to significant operating risks and hazards that could result in damage or destruction to persons or property, which could result in losses or liabilities to us.

        The dredging and demolition businesses are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services and flooding. These risks could result in damage to, or destruction of, dredges, transportation vessels, other maritime structures and buildings, and could also result in personal injury, environmental damage, performance delays, monetary losses or legal liability.

We are subject to risks related to our international operations.

        Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Foreign revenue (in US $1000)	$140,468	$86,039	$47,402
Percent of revenue from foreign contracts	32%	23%	13%

        International operations subject us to additional potential risks, including:

  •
  uncertainties concerning import and export license requirements, tariffs and other trade barriers;

  •
  restrictions on repatriating foreign profits back to the United States;

  •
  changes in foreign laws, policies and regulatory requirements;

  •
  difficulties in staffing and managing international operations;

  •
  taxation issues;

  •
  greater difficulty in accounts receivable collection and longer collection periods;

  •
  compliance with the U.S. Foreign Corrupt Practices Act;

  •
  difficulty in enforcing our contractual rights;

  •
  currency fluctuations; and

  •
  political, cultural and economic uncertainties, including acts of terrorism.

Due to the slow down in the domestic market we have committed more resources to international operations which has increased our exposure to these risks.

The work currently performed internationally is primarily with one customer.

        Revenue from contracts with the government of Bahrain and its percentage to total foreign dredging revenue for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Bahrain government dredging revenue (in US$1,000)	$106,119	$78,183	$39,003
Percent of foreign dredging revenue from the Bahrain government	76%	91%	82%

        Revenue from foreign projects over the last three years has been concentrated in Bahrain and primarily with the government of Bahrain. If the government of Bahrain were to change its expansion strategy or diversify its use of dredging venders, our revenue could decline significantly.

The amount of our estimated backlog is subject to change and not necessarily indicative of future revenues.

        Our dredging contract backlog represents our estimate of the revenues that we will realize under contracts remaining to be performed based upon estimates relating to, among other things, the time required to mobilize the necessary assets to and from the project site, as well as the amount and type of material and the time it takes for that material to be dredged. However, these estimates are necessarily subject to fluctuations based upon the amount and type of material that actually must be dredged, as well as factors affecting the time required to complete each job. Consequently, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our dredging backlog relates to government contracts, which can be canceled at any time without penalty, subject to our right, in some cases, to recover our actual committed costs and profit on work performed up to the date of cancellation.

        Below is our dredging backlog from federal government contracts as of December 31, 2007, 2006 and 2005 and the percentage of those contracts to total backlog as of the same period.

	December 31,
	2007	2006	2005
Government contracts in backlog (in US$1,000)	$212,313	$75,315	$99,630
Percent of government contracts to total backlog	66%	21%	38%

Our profitability is subject to inherent risks because of the fixed-price nature of most of our contracts.

        Substantially all of our contracts with our customers are fixed-price contracts. Under a fixed-price contract, the customer agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. One of the most significant factors affecting the profitability of a dredging project is the weather at the project site. Inclement or hazardous weather conditions can result in substantial delays in dredging and additional contract expenses. Due to these factors, it is possible that we will not be able to perform our obligations under fixed-price contracts without incurring additional expenses. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on us.

Our business could suffer in the event of a work stoppage by our unionized labor force.

        We are a party to numerous collective bargaining agreements in the U.S. that govern our relationships with our unionized hourly workforce. However, four primary agreements apply to approximately 84% of such employees. The inability to successfully renegotiate contracts with these unions as they expire, any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed.

        We are subject to the Jones Act and other federal laws that restrict dredging in U.S. waters and maritime transportation between points in the United States to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews. Compliance with these laws increases our operating costs in comparison to non-U.S. dredging operations. We are responsible for monitoring the ownership of our common stock to ensure our compliance with these laws. If we do not comply with these restrictions, we would be prohibited from operating our vessels in the U.S. market, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. dredging rights for our vessels, fines or forfeiture of the vessels.

        In the past, interest groups have lobbied Congress to modify or repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act. We believe that continued efforts may be made to modify or repeal the Jones Act laws currently benefiting U.S. flag vessels. If these efforts are successful, it could result in significantly increased competition and have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of indebtedness, which makes us more vulnerable to adverse economic and competitive conditions.

        We have a significant amount of indebtedness. As of December 31, 2007, we had outstanding long-term indebtedness of $196.5 million. This amount of debt is substantial and our debt could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our less leveraged competitors; or

  •
  increase our vulnerability to both general and industry-specific adverse economic conditions; and limit, among other things, our ability to borrow additional funds.

Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel and may also increase due to changes in governmental regulations, safety or other equipment standards.

        Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel. Accordingly, it is likely that the operating costs of our older vessels will increase.

        The average age of our more significant vessels as of December 31, 2007, by equipment type, is as follows:

Type of Equipment	Quantity	Weighted Average Age in Years
Hydraulic Dredges	11	40
Hopper Dredges	10	26
Mechanical Dredges	5	32
Unloaders	2	23
Drillboats	2	17
Material and Other Barges	87	28

Total	117	30

        Remaining economic life has not been presented because it is difficult to quantify. To the extent that market conditions warrant the expenditures, we can prolong the vessels' lives indefinitely. We operate in an industry where a significant portion of competitors' equipment is of a similar age. It is common in the dredging industry to invest maintenance and capital expenditures into equipment to extend the economic life.

        In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require us to make additional expenditures. For example, if the U.S. Coast Guard enacts new standards, we may be required to make significant expenditures for alterations or the addition of new equipment. In order to satisfy any such requirement, we may need to take our vessels out of service for extended periods of time, with corresponding losses of revenues. In the future, market conditions may not justify these expenditures or enable us to operate our older vessels profitably during the remainder of their economic lives.

Our employees are covered by federal laws that may provide seagoing employees remedies for job-related claims in addition to those provided by state laws.

        All of our seagoing employees are covered by provisions of the Jones Act and general maritime law. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers' compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

        For example, in the normal course of business, we are a party to various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our hourly workforce subject to a deductible. Over the last two years, there has been an increase in suits filed in Texas due in large part to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers resident in Texas. Aggressive medical advice is increasing the severity of claimed injuries and the amount demanded in settlement. In fiscal 2007 and 2006, $3.9 and $4.5 million, respectively, was recorded for our self-insured portion of these liabilities. While our recorded self insurance reserves represent our best estimate of the outcomes of these claims, should these trends persist, we could continue to be negatively impacted in the future. See Note 18, "Commitments and Contingencies" in the notes to our audited consolidated financial statements.

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

        We maintain various insurance policies, including, hull and machinery, general liability and personal injury. We partially self-insure risks covered by our policies. We are not required to, and do not, specifically set aside funds for the self-insured portion of claims. At any given time, we are subject to multiple personal injury claims. We maintain substantial loss accruals for these claims and insurance costs have been rising for several years notwithstanding our emphasis on safety. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. We may not be able to obtain similar levels of insurance on reasonable terms, or at all. Our inability to obtain such insurance coverage at acceptable rates or at all could have a material adverse effect on our business, operating results and financial condition.

Environmental regulations could force us to incur significant capital and operational costs.

        Our operations and facilities are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of other hazardous substances and materials; and air emissions. We are also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on our results of operations.

        Our projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other hazardous substances and materials. Various laws strictly regulate the removal, treatment and transportation of hazardous waste and other hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials. Our demolition business, for example, requires us to transport and dispose of hazardous substances and materials, such as asbestos. Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages that our clients incur, which may be material. The failure of certain contractual protections, including any indemnification from our clients or subcontractors, to protect us from incurring such liability could have a material adverse effect on our business, financial condition or results of operations.

Our demolition business (NASDI) depends on key customer relationships and our reputation in the Boston contract market developed and maintained by our key operations manager. Loss of any of these elements would materially reduce our demolition revenues and profits.

        Demolition contracts are entered into on a project by project basis, so NASDI does not have continuing contractual commitments with its demolition customers beyond the terms of the current contract. We benefit from key relationships with certain general and construction contractors in the Boston market. We also benefit from our reputation in the Boston market developed over years of successfully performing on projects. Both of these aspects of the business were developed and are maintained through the demolition business' key manager. The inability to maintain relationships with these customers or obtain new customers based on NASDI's reputation would reduce the revenue and profitability from demolition contracts. The inability of NASDI to retain its key demolition manager would have a material adverse affect on NASDI's current customer relationships and reputation.

During the ordinary course of our business, we may become subject to lawsuits, which could materially and adversely affect our business, operating results and financial condition.

        We may incur civil and criminal liabilities to the extent that our services allegedly contributed to any property damage or personal injury. With respect to such lawsuits, claims and proceedings, we accrue reserves in accordance with generally accepted accounting principles. In the event that such actions are ultimately resolved unfavorably at amounts exceeding our accrued reserves, the outcome could materially and adversely affect our business, operating results and financial condition.

        We are currently engaged in litigation related to claims arising from Hurricane Katrina. See "Business—Legal Proceedings."

If we fail to comply with government contracting regulations, our revenue could suffer.

        Our contracts with federal, state and local governmental customers are subject to various procurement regulations and other contract provisions. Certain violations of government contracting regulations could result in the imposition of civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, and suspension from future government contracting. If we are suspended from government work for any reason, we could suffer a material reduction in revenue.

        In addition, we may be subject to litigation brought by private individuals on behalf of the government relating to our government contracts ("qui tam"), which could include claims for up to treble damages. Qui tam actions are sealed by the court at the time of filing. The only parties privy to the information in the complaint are the complainant, the U.S. government, and the court. Therefore, it is possible that qui tam actions have been filed against us and that we are not aware of such actions or have been ordered by the court not to discuss them until the seal is lifted. Thus, it is possible that we are subject to liability exposure under the False Claims Act based on qui tam actions.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue and profit.

        In particular, as is more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies," we recognize contract revenue using the percentage-of-completion method. The majority of our work is performed on a fixed-price basis. Contract revenue is accrued based on engineering estimates for the physical percent complete for dredging and estimates of remaining costs to complete for demolition. We follow the guidance of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and change order/claim recognition. Percentage-of-completion accounting relies on the use of significant estimates in the process of determining income earned. The cumulative impact of revisions to estimates is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.

Our common stock is subject to restrictions on foreign ownership.

        We are subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act and the Vessel Documentation Act. These statutes require vessels engaged in the transport of merchandise or passengers or dredging in the navigable waters of the U.S. to be owned and controlled by U.S. citizens. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S.-citizen owned. Our certificate of incorporation contains provisions limiting non-citizenship ownership of our capital stock. If our board of directors determines that persons who are not citizens of the U.S. own more than 22.5% of our outstanding capital stock or more than 22.5% of our voting power, we may redeem such stock or, if redemption is not permitted by applicable law or if our board of directors, in its discretion, elects not to make such redemption, we may require the non-citizens who most recently acquired shares to divest such excess shares to persons who are U.S. citizens in such manner as our board of directors directs. The required redemption price could be materially different from the current price of the common stock or the price at which the non-citizen acquired the common stock. If a non-citizen purchases the common stock, there can be no assurance that he will not be required to divest the shares and such divestiture could result in a material loss. Such restrictions and redemption rights may make our equity securities less attractive to potential investors, which may result in our common stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Our controls and procedures may not prevent or detect all errors or acts of fraud.

        Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission ("SEC") to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. We may potentially in the future discover areas of internal control over financial reporting which may require improvement. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

The market price of our common stock may fluctuate significantly, and this may make it difficult for holders to resell our common stock when they want or at prices that they find attractive.

        The price of our common stock on NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

  •
  changes in market conditions;

  •
  quarterly variations in our operating results;

  •
  our operating results that vary from the expectations of management, securities analysts and investors;

  •
  changes in expectations as to our future financial performance;

  •
  announcements of strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

  •
  the operating and securities price performance of other companies that investors believe are comparable to us;

  •
  future sales of our equity or equity-related securities;

  •
  changes in the economy and the financial markets;

  •
  departures of key personnel;

  •
  changes in governmental regulations; and

  •
  geopolitical conditions, such as acts or threats of terrorism or military conflicts.

        In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

Future issuances of our common stock will dilute the ownership interests of stockholders and may adversely affect the trading price of our common stock.

        Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could materially and adversely affect prevailing trading prices of our common stock.

Item 1B    Unresolved Staff Comments

        None.

Item 2.    Properties

Dredging

        Great Lakes' dredging fleet is the largest in the U.S. and one of the largest fleets in the world. The fleet consists of over 200 pieces of equipment, including most of the large hydraulic dredges in the U.S., and is sufficient to meet the Company's project requirements.

        The following table provides a listing of the Company's fleet of dredging and attendant plant as of December 31, 2007, including equipment under long-term operating leases:

Type of Equipment	Quantity
Hydraulic Dredges	11
Hopper Dredges	10
Mechanical Dredges	5
Unloaders	2
Drillboats	2
Material Barges	22
Other Barges	65
Booster Pumps	7
Tugs	6
Launches and Survey Boats	53

Total	183

        In addition the Company has numerous pieces of smaller equipment that support its dredging operations.

        A significant portion of the Company's operating equipment is subject to liens by the Company's senior lenders and bonding company. See Note 5 "Property and Equipment," Note 11, "Long-term Debt," and Note 14 "Lease Committments" in the Notes to Consolidated Financial Statements.

        The Company leases approximately 40,000 square feet of office facilities in Oak Brook, Illinois, which serves as its principal administrative facility. The primary lease for this property will expire in 2008. The Company owns property in Staten Island, New York, Morgan City, Louisiana and Channelview, Texas. The Company maintains its principal office in Texas at the Channelview site, which serves as an operative office and support yard. The Company also leases waterfront properties in Baltimore, Maryland and Green Cove Springs, Florida. These locations serve as mooring sites for idle equipment and inventory storage.

Demolition

        NASDI leases 13,000 square feet of office, garage and maintenance facilities in Waltham, Massachusetts, from the president of NASDI which expires in 2016. See Note 10 "Related Party" in the Notes to Consolidated Financial Statements. NASDI maintains a fleet of operating equipment including excavators, loaders, trucks, and similar equipment, to meet its project requirements. Certain pieces of equipment are obtained under capital lease arrangements or rented on a project by project basis.

Item 3.    Legal Proceedings

        Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

        The Company or its former subsidiary, NATCO Limited Partnership, is named as a defendant in approximately 263 lawsuits, the majority of which were filed between 1989 and 2000. In these lawsuits, the plaintiffs allege personal injury, primarily fibrosis or asbestosis, from exposure to asbestos on our vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. No additional cases have been filed against the Company since 2002. Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations. However, to date, no plaintiffs with claims against the Company have sought reinstatement. There are therefore no active pending cases against the Company. Management does not currently believe that these cases will have a material adverse impact on the business.

        On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina. The Company believes the grand jury was convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. The Company has complied with all outstanding requests and has received no communications from the Justice Department since late Summer 2007; however, the matter continues to remain open.

        The Company's results continue to be negatively impacted from the increase in reserves related to injury claims from our hourly workforce residing in Texas. In the normal course of business, the Company is party to various personal injury lawsuits for which it maintains insurance to cover claims that arise subject to a deductible. In 2006 and 2005, there was a substantial increase in suits filed in Texas due, in large part, to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers resident in Texas. During the first half of 2007, Maritime Jobs for Texas, a coalition of maritime employers worked to reform Texas venue law with regard to the type of personal injury suits the dredging industry has recently faced. On May 24, 2007, the Texas legislature passed a bill which removed in part certain venue rules favorable to would-be plaintiffs. As enacted, these legislative reforms could alleviate the increasing number of meritless personal injury suits facing the industry in Texas. Since the passage of this legislation, the Company has not been served with any personal injury lawsuits in Texas. In addition, with the settlement of several claims throughout 2007, the inventory of claims at the end of the year was significantly less compared to the start of the year. The Company's recorded self-insurance reserves represent its best estimate of the outcomes of outstanding claims and the Company does not believe that it is reasonably possible there will be a material adverse impact to the Company's financial position, results of operations or cash flows related to outstanding claims. However, the occurrence in the future of new claims of a similar nature is not possible to predict and while the Company does not believe that additional claims would have a material impact on the Company's financial position, it is possible they could be material to the results of operations and cash flows in future periods.

        On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the "Katrina Claims"). Reed v. United States, et al., No. 06-2152 (E.D. La.). Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet ("MRGO") between 1993 and 2005. The Reed complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs' property. The Reed complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints. Anderson v. U.S. et al., No. 06-5162 (E.D. La.) (filed Aug. 28, 2006); Russell v. U.S. et al., No. 06-5155 (E.D. La.) (filed on Aug. 28, 2006). In addition, plaintiffs have filed one mass tort case. Ackerson et al. v. Bean Dredging, LLC, No. 06-4066 (E.D. La. Aug. 1, 2006). All these cases raise the same claims as Reed. One dredging company has filed a cross-claim seeking contribution and indemnification. Manson Constr. Co. et al. v. Bean Dredging, LLC, No. 06-2824 (E.D. La.) (filed on July 14, 2006). The amount of claimed damages in these claims is not stated, but is presumed to be significant. On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. In re Great Lakes Dredge & Dock Company, No. 06 C 8676 (U.S. Dist. Ct., E.D. Louisiana). This limitation action stays all outstanding Katrina lawsuits against Great Lakes in the district court, including the lawsuits mentioned above, pending resolution of Great Lakes' exoneration and limitation claims. Great Lakes currently believes that it has meritorious claims to either exoneration from all liability or limitation of liability to not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. On March 9, 2007, the District Court dismissed with prejudice the Reed and Ackerson claims against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. The Company currently expects that briefing on the appeal will be completed in Spring 2008 and that the Court will request oral argument. Great Lakes continues to prosecute its limitation of liability proceeding against all the plaintiffs in the District Court on similar grounds that led to the dismissals in Reed and Ackerson. On April 20, 2007, the District Court set July 30, 2007 as the deadline by which all Katrina claims against Great Lakes must be filed in the limitation of liability proceedings; any claims not filed by this time will be barred. Roughly 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes, asserting the same basic theory of liability as in the Reed and Ackerson suits and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes. The other dredging companies have filed claims for contribution and indemnity. On September 7, 2007, Great Lakes filed a motion to dismiss all claims against it in the limitation proceeding. Briefing on the motion to dismiss is complete and the parties are now awaiting a ruling. Great Lakes currently believes that the Katrina claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)
Our 2007 Annual Meeting of Shareholders was held on November 7, 2007

(b)
In an uncontested election, two nominees of the Board of Directors were elected for three-year terms expiring on the date of the annual meeting in 2010. The votes were as follows:

	For	Withheld	Abstention/Broker non-votes
Douglas S. Grissom	55,524,446	380,085	—
Jonathan W. Berger	55,524,222	380,309	—

The terms of Bruce Biemeck, Peter Deutsch, Nathan Leight, Douglas Mackie, Thomas Souleles and Jason Weiss continued after the meeting.

(c)
The results of voting on Proposals 2 and 3 (as numbered in the 2007 Proxy Statement) were as follows:

2)
To approve the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan

Number of Votes
For	41,706,649
Against	9,614,479
Abstain	103,344
Broker non-votes	4,480,059
3)
To ratify Deloitte & Touche LLP as the independent auditor of the Company for the fiscal year ended December 31, 2007

Number of Votes
For	55,721,589
Against	172,187
Abstain	10,755
Broker non-votes	—

Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

Market Information

        Great Lakes' common stock and warrants have been traded under the symbols "GLDD" and "GLDDW", respectively, on the NASDAQ Global Market since December 27, 2006. The warrants were called for redemption on June 19, 2007 and as of July 19th 2007 all of the outstanding warrants were exercised or redeemed. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock and warrants as reported by NASDAQ from January 1, 2007 through December 31, 2007.

	Common Stock		Warrants
	High	Low	High	Low
First Quarter 2007	$7.35	$6.42	$2.35	$1.50
Second Quarter 2007	$10.18	$6.70	$5.16	$1.92
Third Quarter 2007	$9.29	$7.78	$4.28	$3.62
Fourth Quarter 2007	$9.70	$8.23	$—	$—

        On March 13, 2008, the last reported sale price of Great Lakes common stock on the NASDAQ Global Market was $5.54 per share.

Holders of Record

        As of March 5, 2008, we had approximately 56 shareholders of record of our common stock.

Dividends

        The Company declared and paid dividends in the fourth quarter of 2007 and in the first quarter of 2008. Each dividend was for $0.017 per share. The declaration and payment of future dividends will be at the discretion of Great Lakes' board of directors and depend on many factors, including general economic and business conditions, the Company's strategic plans, financial results and condition, legal requirements including restrictions and limitations contained in our senior credit agreements and the indenture relating to the senior subordinated debt and other factors the board of directors deems relevant. Accordingly, we cannot assure the size of any such dividend or that we will pay any future dividend. The ability of the Company to pay dividends is restricted by certain covenants contained in the Company's Credit Agreement, as well as subject to limitations contained in the Company's indenture relating to its subordinated debt.

        We are a holding company and have no direct operations. Our ability to pay cash dividends depends, in part, on the ability of our subsidiaries to pay cash dividends. We expect to cause our subsidiaries to pay distributions to us to fund our expected dividend payments, subject to applicable law and any restrictions contained in our debt agreements.

        The Company made no repurchases of its equity securities during the fourth quarter.

Item 6.    Selected Financial Data

        The following table sets forth certain financial data regarding the Company and should be read in conjunction with the consolidated financial statements and notes thereto. See Item 15, "Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The income statement and balance sheet data presented below have been derived from the Company's consolidated financial statements. The acquisition of the Company by MDP in December 2003 was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," resulting in a new basis of accounting subsequent to the transaction. Therefore, for presentation herein and throughout the remainder of this Report, financial information relating to the Company prior to the sale transaction is denoted as Predecessor Basis, while financial information relating to the Company subsequent to the transaction is denoted as Successor Basis.

        The Merger with Aldabra was accounted for as a reverse acquisition. Under this method of accounting, Great Lakes was the acquiring company for financial reporting purposes. Accordingly, the merger was treated as the equivalent of Great Lakes issuing stock for the net monetary assets of Aldabra accompanied by a recapitalization. The net monetary assets of Aldabra, primarily cash, were stated at their fair value, which was equivalent to the carrying value, and accordingly no goodwill or other intangible assets were recorded. The following selected financial data of and for the years ended December 31, 2005, 2004 and 2003 reflect the financial position, results of operations and cash flows of Acquisition Corp. prior to the Merger. The accumulated deficit of Acquisition Corp. was carried forward to the recapitalized Company.

	Successor Basis				Predecessor Basis
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions except share and per share data)
Income Statement Data:
Contract revenues	$515.8	$426.0	$423.4	$350.9	$398.8
Costs of contract revenues	(447.8)	(369.0)	(372.0)	(315.0)	(328.2)

Gross profit	67.9	57.0	51.4	35.9	70.6
General and administrative expenses	(38.6)	(30.5)	(29.3)	(26.7)	(27.9)
Amortization of intangible assets	(0.3)	(0.3)	(0.8)	(4.2)	—
Subpoena-related expenses	(0.1)	(0.6)	(2.9)	(2.3)	—
Impairment of goodwill and intangibles		—	(5.7)
Sale-related expenses	—	—	—	(0.3)	(10.6)

Operating income	29.0	25.6	12.7	2.4	32.1
Interest expense, net	(17.5)	(24.3)	(23.1)	(20.3)	(20.7)
Sale-related financing costs	—	—	—	—	(13.1)
Equity in earnings (loss) of joint ventures	2.0	2.0	2.3	2.3	1.4
Minority interest	(0.1)	(0.2)	(0.2)	0.1	—

Income (loss) before income taxes	13.5	3.2	(8.3)	(15.5)	(0.3)
Income tax benefit (provision)	(6.4)	(1.0)	1.4	4.4	(1.3)

Net income (loss)	$7.1	$2.2	$(6.9)	$(11.1)	$(1.6)

Redeemable preferred stock dividends (1)		(8.2)	(7.7)	(7.3)
Redemption of preferred stock (1)		(2.8)			—

Net income (loss) available to common stockholders	$7.1	$(8.8)	$(14.6)	$(18.4)	$(1.6)

Basic earnings (loss) per share (1)	$0.14	$(0.90)	$(1.57)	$(1.98)	$(32.00)
Basic weighted average shares	48,911	9,780	9,288	9,288	50
Diluted earnings (loss) per share (1)	$0.14	$(0.90)	$(1.57)	$(1.98)	$(32.00)
Diluted weighted average shares	52,221	9,780	9,288	9,288	50

Note: Items may not sum due to rounding.

	Successor Basis				Predecessor Basis
	Year Ended December 31,
	2007	2006	2005	2004	2003
Other Data:
EBITDA (2)	$57.5	$52.6	$39.4	$31.7	$49.8
Net cash flows from operating activities	(6.3)	33.9	10.3	17.4	19.7
Net cash flows from investing activities	(77.8)	(21.5)	(7.2)	(11.4)	(183.4)
Net cash flows from financing activities	88.6	(9.4)	(4.5)	(6.8)	164.9
Depreciation and amortization	26.5	25.1	24.9	26.9	16.3
Maintenance expense	43.8	32.7	29.7	22.7	27.9
Capital expenditures (3)	111.0	29.8	12.7	23.1	37.7

(1)
Refer to Note 1 in the Company's Financial Statements for the years ended December 31 2007, 2006 and 2005 for additional details regarding these calculations.

(2)
EBITDA in 2005 included the impact of a non-cash write down of goodwill and intangibles for $5.7 million for the demolition business. In 2003 EBITDA includes the impact of sale-related expenses totaling $10.6 million, related to the sale of the Company that year. For the definition of EBITDA and a reconciliation, please see the discussion immediately following.

(3)
Capital Expenditures in 2007 included the purchase of three vessels for $40.4 million. It also includes the purchase of another vessel for $25.5 million, funded through a sale-leaseback transaction, as well as the buy-out of certain equipment previously under operating leases for $14.6 million. Capital expenditures in 2006 include approximately $3.9 million spent to buy out certain equipment previously under operating leases and $10.4 million related to the reconfiguration of a dredge into a material handling barge that was funded through a sale-leaseback transaction. Capital expenditures in 2004 include spending of approximately $12.7 million on equipment that was funded by a sale-leaseback transaction relating to a like-kind exchange. Capital expenditures in 2003 include approximately $15.0 million used to buy out certain operating equipment previously under operating leases, $3.6 million related to a barge being constructed as part of a like-kind exchange.

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and equivalents	$8.2	$3.6	$0.6	$2.0	$2.8
Working capital	82.3	42.9	48.4	39.2	50.5
Total assets	624.4	528.4	507.5	508.6	522.9
Total debt	196.5	194.7	250.8	254.3	258.7
Total stockholder's equity (deficit)	228.3	128.5	78.1	(8.4)	10.0

        EBITDA, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense. We present EBITDA as an additional measure by which to evaluate our operating trends. We believe that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of our primary stakeholders (i.e. its stockholders, bondholders and banks) use EBITDA to evaluate our period to period performance. Additionally, management believes that EBITDA provides a transparent measure of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, we use a measure based upon EBITDA to assess performance for purposes of determining compensation under our incentive plan. EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, our use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain our business. For these reasons, we use operating income to measure our operating performance and use EBITDA only as a supplement. The following is a reconciliation of EBITDA to net income (loss).

	Sucessor Basis				Predecessor Basis
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Net income (loss)	$7.1	$2.2	$(6.9)	$(11.1)	$(1.6)
Adjusted for:
Interest expense, net	17.5	24.3	23.1	20.3	20.7
Sale-related financing costs	—	—	—	—	13.1
Income tax expense (benefit)	6.4	1.0	(1.4)	(4.4)	1.3
Depreciation and amortization	26.5	25.1	24.6	26.9	16.3

EBITDA	$57.5	$52.6	$39.4	$31.7	$49.8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Great Lakes is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance, in which sectors the Company has experienced an average combined bid market share in the U.S. of 39% over the past three years. The Company's largest domestic dredging customer is the U.S. Army Corps of Engineers (the "Corps"), which has responsibility for federally funded projects related to navigation and flood control. In 2007, approximately 42% of the Company's dredging revenues were earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. This year's percentage of revenues from the federal government is down from the three year average of 54% due primarily to the Corps' funding issues. See "Business- Current Status of Domestic Dredging Market". The Company tracks the annual federal appropriation process, to the extent that information is available, to assist it in planning for and managing its domestic operations. Based on this information in recent years, the Company has continued to diversify its revenue base, taking on additional work overseas, as well as private work domestically. The international operations provide additional customer diversification, which has been beneficial during the downturn in the domestic economy. The Company is the only U.S. dredging contractor with significant international operations, which represented approximately 32% of its 2007 dredging revenues compared with the three year average of 23%.

        The Company also owns 85% of the capital stock of North American Site Developers, Inc. ("NASDI"), a demolition service provider located in the Boston, Massachusetts area. NASDI's principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. One NASDI management stockholder retains a 15% non-voting interest in NASDI, which is reflected as the minority interest in the Company's consolidated financial statements. Since the acquisition of NASDI in 2001, the Company has operated in two reportable segments: dredging and demolition.

Contract Revenues

        Most of the Company's dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the type of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

        The Company recognizes contract revenues under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For demolition projects, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Costs and Expenses

        The components of costs of contract revenues include labor, equipment (including depreciation, lease expense, insurance, fuel, maintenance and supplies), subcontracts, rentals, and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital projects have the highest margins due to the complexity of the projects, while beach nourishment projects have the most volatile margins because they are most often exposed to weather conditions.

        The Company's cost structure includes significant annual fixed costs, including depreciation, maintenance, insurance and long-term equipment rentals, averaging approximately 22% to 25% of total costs of contract revenues over the last three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual fixed equipment costs. In the fourth quarter, any over and under allocated fixed equipment costs are recognized such that the expense for the year equals actual fixed equipment costs. As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual fixed equipment costs incurred.

Utilization

        Current and projected utilization of equipment is an important factor the Company considers in managing its dredging business. The Company does not measure utilization of equipment in the aggregate, however, it tracks utilization by dredge and other major pieces of equipment. The ability to maintain high levels of equipment utilization impacts the Company's profitability.

Critical Accounting Policies and Estimates

        The Company's significant accounting policies are discussed in the notes to the financial statements. The application of certain of these policies requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results.

        Percentage-of-completion method of revenue recognition—The Company's contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For demolition projects, the Company uses estimates of remaining costs-to-complete to determine project percent complete. In preparing its estimates, the Company draws on its extensive experience in the dredging and demolition businesses and its database of historical information to assure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation are not recognized in contract revenues until such claims are settled. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

        Impairment of goodwill—SFAS No. 142. "Goodwill and Other Intangible Assets" requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Great Lakes believes that this estimate is a critical accounting estimate because: (i) goodwill is a material asset and (ii) the impact of an impairment could be material to the consolidated balance sheet and consolidated statement of operations. The Company performs its annual impairment test as of July 1 each year.

        The Company assesses the fair value of the reporting unit using the income approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. The estimates are based on assumptions that the Company believes to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. Actual future results may differ from those estimates.

        At December 31, 2007, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by MDP on December 23, 2003. Goodwill was allocated between the Company's two reporting units, Dredging and Demolition at that time based on the value assigned to each unit. At December 31, 2007 and 2006, Dredging goodwill was $76.6 and $79.1 million, respectively and Demolition goodwill was $19.7 million. Goodwill was tested for impairment during the third quarter of 2007, at which time it was concluded that the fair value of each reporting unit was in excess of its carrying value.

        Impairment of long-lived assets—In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that an impairment may exist. The Company's policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's book value and fair market value. The Company's policy is to estimate the undiscounted future cash flows using financial projections that require the exercise of significant judgment on the part of management. Changes in these projections may expose the Company to future impairment charges. If a triggering event requiring impairment testing occurs, the Company would evaluate the remaining useful lives of these assets to determine whether the lives are still appropriate.

        Self-insurance reserves—The Company self-insures estimated costs associated with workers' compensation claims, hull and equipment liability and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in determination of such reserves.

        Income taxes—The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions. The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes it has adequately provided for uncertain tax positions that are not more likely than not to be sustained upon examination. However, the Company's future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

Quarterly Results of Operations

        The following table sets forth the components of net income (loss) on a quarterly basis for the years ended December 31, 2007 and 2006.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	Unaudited (in millions except share and per share data)
2007
Contract revenues	$126.7	$115.6	$116.5	$156.9
Costs of contract revenues	(113.0)	(97.5)	(103.1)	(134.2)

Gross profit	13.7	18.2	13.3	22.7
General and administrative expenses	(8.0)	(9.2)	(9.5)	(11.9)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Subpoena-related expenses	(0.0)	(0.1)	(0.0)	(0.0)

Operating income	5.7	8.8	3.7	10.8
Interest expense, net	(4.3)	(6.6)	(3.4)	(3.2)
Equity in earnings of joint ventures	0.3	0.6	0.8	0.3
Minority interest	(0.0)	(0.0)	(0.0)	(0.1)

Income before income taxes	1.6	2.9	1.1	7.8
Income tax provision	(0.7)	(1.2)	(0.5)	(4.0)

Net income	$1.0	$1.7	$0.6	$3.8

Basic earnings per share	$0.02	$0.04	$0.01	$0.06
Basic weighted average shares	39,633	40,989	56,265	58,460
Diluted earnings per share	$0.02	$0.03	$0.01	$0.06
Diluted weighted average shares	44,697	48,238	57,190	58,460

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	Unaudited (in millions except share and per share data)
2006
Contract revenues	$108.4	$114.1	$81.7	$121.8
Costs of contract revenues	(96.8)	(96.5)	(72.2)	(103.5)

Gross profit	11.6	17.6	9.5	18.3
General and administrative expenses	(7.3)	(7.1)	(6.3)	(9.8)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Subpoena-related expenses	(0.3)	(0.1)	(0.2)	—

Operating income	3.9	10.3	2.9	8.4
Interest expense, net	(6.2)	(6.0)	(5.1)	(7.0)
Equity in earnings of joint ventures	0.1	0.5	0.7	0.8
Minority interest	0.0	(0.1)	(0.0)	—

Income (loss) before income taxes	(2.2)	4.7	(1.5)	2.2
Income tax benefit (provision)	0.7	(1.7)	0.5	(0.5)

Net income (loss)	$(1.5)	$3.0	$(1.0)	$1.7

Redeemable preferred stock dividends	(2.0)	(2.0)	2.2	(2.0)
Redemption of preferred stock	—			(2.8)

Net income (loss) available to common stockholders	$(3.5)	$1.0	$3.2	$(3.1)

Basic and diluted earnings (loss) per share	$(0.38)	$0.10	$(0.35)	$(0.27)
Basic and diluted weighted average shares	9,288	9,288	9,288	11,256

Note: Items may not sum due to rounding.

Results of Operations—Fiscal Years

        The following table sets forth the components of net income as a percentage of contract revenues for the years ended December 31:

	2007	2006	2005
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(86.8)	(86.6)	(87.9)

Gross profit	13.2	13.4	12.1
General and administrative expenses	(7.5)	(7.1)	(6.9)
Amortization of intangible assets	(0.1)	(0.1)	(0.2)
Subpoena-related expenses	(0.0)	(0.1)	(0.7)
Impairment of goodwill and intangible	—	—	(1.3)

Operating income	5.6	6.1	3.0
Interest expense, net	(3.4)	(5.8)	(5.5)
Equity in earnings of joint ventures	0.4	0.4	0.5
Minority interest	(0.0)	(0.0)	(0.0)

Income (loss) before income taxes	2.6	0.7	(2.0)
Income tax benefit (provision)	(1.2)	(0.2)	0.3

Net income (loss)	1.4%	0.5%	(1.7)%

Components of Contract Revenues and Backlog

        The following table sets forth, by segment and type of work, the Company's contract revenues for the years ended and backlog as of December 31 (in thousands):

	2007	2006	2005
Revenues
Dredging:
Capital—U.S.	$129,569	$127,205	$161,125
Capital—foreign	140,468	86,039	47,402
Beach nourishment	90,142	94,476	92,746
Maintenance	79,659	69,514	72,989
Demolition	75,923	48,746	49,137

	$515,761	$425,980	$423,399

	2007	2006	2005
Backlog
Dredging:
Capital—U.S.	$174,798	$72,037	$94,504
Capital—foreign	107,153	184,814	90,043
Beach nourishment	30,614	56,018	61,391
Maintenance	8,958	39,691	14,883
Demolition	38,871	16,645	17,365

	$360,394	$369,205	$278,186

2007 Performance Overview

        Throughout 2007, the Company maintained good utilization of its dredging fleet from both domestic and international work and contract margins remained steady. Continued softness in the domestic bid market and increased maintenance costs offset the Company's efforts to increase margins. While the 2007 bid market of $603 million did not match the 2006 bid market of $714 million, the Company's 53% market share in 2007 exceeded its 2006 market share of 36%. As a result, the Company took on a greater amount of work in 2007 in comparison to the previous year. Included in the 2007 work were four large capital projects, two in the ports of New York/New Jersey, and one each in Boston and Oregon. These projects will provide continuous work for certain dredges into 2009. In 2007, foreign operations generated 32% of dredging revenues compared with 23% in 2006. The Middle East market continues to be very robust, with many opportunities for the Company's services, particularly in Bahrain. In 2008, the Company is positioning more equipment to the region as it represents the best opportunity to maximize utilization for these vessels given the current weak domestic bid market.

        The Company's demolition segment generated a large increase in revenue year over year as it has taken on a number of large projects in 2007. The activity in the Boston area continues to provide ongoing opportunities for NASDI to take on numerous small projects and a number of larger projects in the range of $1 million to $5 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Revenues for the year ended December 31, 2007 were $515.8 million, an increase of $89.8 million, or 21%, from revenues of $426.0 million in 2006. The improvement was primarily attributable to an increase in foreign dredging ($54.4 million) and domestic demolition ($27.2 million) activities. Gross profit margin for the year of 13.2% was relatively unchanged from the prior year due to a significant increase in maintenance expense.

        Dredging revenues were $439.8 million in 2007, an increase of $62.6 million, or 16.6%, over 2006 revenue of $377.2 million. Dredging gross profit margin was 13.0% in 2007 which is consistent with 2006 gross profit margin of 13.1%.

  •
  Domestic capital dredging revenue of $129.6 million in 2007 was relatively unchanged from 2006 revenue of $127.2 million. Capital work in 2007 was driven by a deepening project in Brunswick, GA and LNG work in Golden Pass, Texas. Nevertheless, capital revenue was below historical levels as continued funding issues at the Corps delayed bidding for capital work. However, the Company started five capital projects in the second half of the 2007 that should provide significant revenue throughout 2008.

  •
  The Company's 2007 revenue from beach nourishment projects of $90.1 million was down slightly from 2006 revenue of $94.5 million. The beach bid market in 2007 of $146 million was above last year's market of $126 million. In 2007, 34% of the work put out to bid was funded through state and local authorities, a trend that has sustained the beach market over the last few years as the Corps' funding issues have negatively impacted federal spending on beach nourishment. Great Lakes completed nearly $50 million of beach work in 2007 for non-federally funded customers.

  •
  Revenues from maintenance projects in 2007 were $79.7 million, an increase of $10.1 million, or 14.6% from $69.5 million in 2006. The 2007 maintenance bid market of $188.0 million was below the 2006 record bid market of $341.8 million, but in line with previous years' bid markets as the Corps continues to put maintenance work out to bid despite struggling to fund capital and beach work.

  •
  Revenues from foreign dredging operations in 2007 totaled $140.5 million, an increase of $54.5 million, or 63.3%, from 2006 revenues of $86.0 million. This performance reflects the Company's increased commitment of resources internationally. The Company continued work on several large land reclamation projects in Bahrain throughout the year as well as a port deepening project in the Bahamas.

        NASDI's 2007 demolition revenue was $75.9 million, an increase of $27.2 million, or 55.8%, over 2006 revenues of $48.7 million. This increase was driven by three large projects won in 2007. However, a significant portion of the work on these projects included subcontract work; consequently the margins on these projects were not as high as NASDI typically generates. As a result, gross profit margin attributable to the demolition segment was 14.4% in 2007 which is down compared to 15.2% in 2006. This work is expected to lead to additional direct demolition activity that is expected to yield more typical margins.

        For the year ended December 31, 2007, consolidated general and administrative expenses totaled $38.6 million, compared with $30.5 million in 2006, an increase of $8.1 million, or 26.7%. 2007 expenses include an aggregate of $2.7 million related to the Company's secondary offering of stock, expenses associated with being a publicly-traded company, provision for a doubtful receivable and costs related to the Company's efforts to resolve its personal injury lawsuits in Texas. The remainder of the increase in 2007 relates to normal increases associated with the Company's increase in revenue.

        2007 operating income for the dredging segment was $25.0 million, up $3.1 million, or 14.2%, versus 2006 operating income of $21.9 million due to the increase in revenue and stable contract margins. 2007 demolition operating income was $4.0 million, an increase of $0.3 million, or 8.1%, from 2006 operating income of $3.7 million, again driven by the increase in revenue.

        The Company's net interest expense for the year ended December 31, 2007 totaled $17.5 million compared with $24.3 million in 2006. This $6.8 million decrease was the result of lower debt levels in 2007 as well as a decrease in interest rates resulting from the Company's new revolving credit facility. In addition, the Company had an unrealized gain of $1.1 million on the mark to market of its interest rate swap, compared to a $0.1 million gain last year.

        The Company incurred income tax expense of $6.4 million compared with $1.0 million in 2006. This $5.4 million increase is a result of greater operating income and a higher effective tax rate year over year. The effective tax rate for the year ended December 31, 2007 was 47.4% compared to 30% for the year ended December 31, 2006. During 2007, the Company increased its federal deferred tax rate to 35%. This increase in the deferred tax rate resulted in deferred tax expense of $0.9 million which increased the effective tax rate by 6.5%. In 2006, the Company decreased its state deferred tax rate resulting in a deferred tax benefit of $0.3 million which decreased the effective tax rate by 9.3%.

        For the year ended December 31, 2007, the Company generated net income of $7.1 million compared to $2.2 million for the year ended December 31, 2006. The improvement in net income was driven by increased operating income as well as a decrease in interest expense in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Revenues for the year ended December 31, 2006 were $426.0 million, up slightly from 2005 revenues of $423.4 million. While fleet utilization between years was similar, the increase in gross margin to 13.4% from 12.1% a year ago was a result of the improvement in both domestic and foreign project margins despite the negative impact of the increases in the Company's self-insured claims reserves recorded during the year.

        Dredging revenues were $377.2 million in 2006, an increase of $3.0 million over 2005 revenue. Detail of the mix of revenue is below. Dredging gross profit was 13.1% in 2006 compared to 11.6% in 2005; again, this is due to improvement in margins on both domestic and foreign projects.

  •
  Domestic capital dredging revenues decreased $33.9 million, or 21%, to $127.2 million in 2006 from $161.2 million in 2005. Capital work was down over last year due to the continued funding issues at the Corps that delayed capital work put out for bid. However, privately funded work, including the developing market for new LNG terminals, has helped offset this decline in the federally funded capital market. The Company completed its first LNG terminal project in Freeport, Texas in the third quarter of 2006 with total revenue of $22 million, and began another LNG terminal project in Golden Pass, Texas with projected total revenue in excess of $60 million. Approximately one third of this project was completed in the fourth quarter of 2006 and the remainder of the work will be completed in 2007.

  •
  The Company's 2006 revenue from beach nourishment projects of $94.5 million was on par with revenue of $92.8 million in 2005. The bid market experienced a reduction in beach nourishment work during 2006 to $126 million following the 2005 record market of $297 million. However, the beach nourishment market remained robust and was above the beach market in years prior to 2005. Fortunately, while the Corps' funding has been minimal, more beach communities have taken over the responsibility for developing funding sources to meet their beach nourishment needs and are putting out their own projects for bid. Great Lakes completed over $80 million of beach work in 2006 for non-federally funded customers.

  •
  Revenues from maintenance projects in 2006 of $69.5 million were similar to 2005 revenues of $73.0 million. The 2006 maintenance bid market was above the prior five year historical annual average markets as the Corps continues to put maintenance work out to bid despite struggling to fund capital work.

  •
  Revenues from foreign dredging operations in 2006 totaled $86.0 million, which is an increase of $38.6 million, or 82% from 2005 revenues of $47.4 million, as the Company performed work on a large land reclamation project in Bahrain throughout the year and mobilized and began dredging on the three year, multi-phase Diyaar project also in Bahrain.

        NASDI's 2006 demolition revenue was $48.7 million, on par with 2005 revenues of $49.1 million. The demolition sector has consistently generated this level over the past several years. The activity in the Boston area continues to provide constant opportunities for NASDI to take on a good number of small projects and a number of larger projects in the range of $1 to $5 million. The gross profit margin attributable to NASDI's demolition business was 15.2%, down compared to 16.4% in 2005. This decrease was the result of more interior demolition projects. Interior demolition requires more labor and precision processes than exterior work and has more volatile margins.

        For the year ended December 31, 2006, general and administrative expenses totaled $31.4 million, compared to $38.7 million in 2005. 2005 includes the impact of a non-cash write-down of goodwill and intangible assets of $5.7 million, related to the Company's demolition segment. In the third quarter of each year the Company performs its annual test for impairment of goodwill. In 2005, Great Lakes renegotiated its compensation arrangements with the president of its demolition segment. As a result of the increased incentive compensation to be paid in the future, Great Lakes revised future performance expectations for this segment, and wrote down the value of goodwill and certain intangible assets related to the segment by $5.7 million, which impacted the 2005 quarter. There was no impairment in 2006. 2006 expense included $0.6 million of expense for legal fees and other costs related to the provision of documents in response to the Department of Justice's subpoena, a significant decrease compared to 2005 expense of $2.9 million. This decrease is a result of the minimal activity related to this matter throughout 2006. This matter is discussed further in "Legal Proceedings."

        Operating income for the dredging segment was $21.9 million, up $6.7 million over 2005 operating income of $15.2 million. This is due to improved margins on projects performed throughout year. Demolition operating income was $3.7 million in 2005 compared to operating loss of $2.5 million in 2005. The increase in 2006 for NASDI was a result of the negative impact from the impairment of goodwill and intangibles of $5.7 million discussed above in 2005.

        The Company's net interest expense for the year ended December 31, 2006 totaled $24.3 million compared to $23.1 million in 2005. Included in interest expense is $1.4 million in deferred financing fees that were written off as a result of the Aldabra Merger. Additionally, a decrease in the Company's average debt outstanding offset an increase in the underlying interest rates.

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

Bidding Activity and Backlog

        The Company's contract backlog represents management's estimate of the revenues that it currently expects will be realized under the portion of the contracts remaining to be performed. Such estimates are subject to fluctuations based upon the amount of material actually dredged as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company's backlog relates to government contracts, the Company's backlog can be canceled at any time without penalty; however, the Company can generally recover the actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company's backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects it is awarded from the bid market. A quarterly increase or decrease of the Company's backlog does not necessarily result in an improvement or a deterioration of its business. Consequently, backlog is not necessarily indicative of future results. The Company's backlog includes only those projects for which the Company has an executed contract.

        Dredging.    The domestic dredging bid market for the 2007 year totaled just over $603 million, a 15% decline from the 2006 market of $714 million. Although the 2007 market was down from the previous year, the Company won 53% of this market resulting in an amount of work that exceeded what the Company took on in 2006. Additionally, the Company's 2007 market share was significantly higher then its historical average over the last five years of 39% due in part to the exit of a domestic competitor in 2007 as described in "Business—Competitors". The capital and beach bid markets were up slightly over the prior year, but the maintenance market was down from a 2006 record year. Included in the work the Company won were four large capital projects, two in the ports of New York/New Jersey and one each in Boston and Oregon that will provide continuous work for certain dredges into 2009. No significant LNG starts came in 2007 as various potential projects continue to work through permitting and sourcing issues.

        The Company's dredging backlog at December 31, 2007 totaled $321.5 million, which compares to $352.6 million at December 31, 2006.

        Approximately $174.8 million, or 54%, of the Company's year-end dredging backlog of $321.5 million consists of domestic capital dredging work, a substantial portion of which is expected to be performed in 2008. This level of capital backlog is significantly higher then at the previous year end as five federal Deep Port projects were awarded in 2007 with a total value of $179 million and Great Lakes won four of those five. As a result, the majority of the capital work in backlog at the end of 2007 is federally funded. While this is more Deep Port work than came out in 2006 or 2005, the individual size of these traditionally large projects has decreased. In 2006, the Corps began bidding projects that include a smaller base amount of work which can be more easily funded, plus options for the remainder of the project that can be awarded as more funds are released. As a result, the dredging industry faces the difficulty of committing equipment and forecasting utilization for a scope of work that may never be awarded. This challenge is most prevalent with the larger capital projects which are being awarded in smaller sections over a longer period of time. However, there is recent evidence that Congress is softening on the issues of allowing the Corps to use continuing contracts language and redirect funding from one dredging project to another. This may decrease the need for the base plus option strategy and provide flexibility for the Corps to get more work out in the future.

        Beach backlog was $31.0 million at the end of 2007, a 44.6% decrease from $56.0 million at the end of 2006. The 2007 beach nourishment bid market totaled $146 million, which is slightly below the average bid market over the last five years of $155 million, primarily due to the record bid market of $297 million in 2005. The Company won $53 million, or 37%, of this work. As has been the trend over the last two years, state and local sources are funding beach work directly, accounting for 34% of the 2007 beach market. However, in the fourth quarter of 2007 and first quarter of 2008, a number of both federally and privately funded projects were postponed until later in 2008, primarily as the result of permitting delays.

        Maintenance backlog was $9.0 million at the end of 2007, a 77.3% decrease from $39.7 million at the end of 2006. The 2007 maintenance bid market was $188 million, which was below the average maintenance market over the last five years of $255 million. Maintenance projects are typically shorter in duration and can be won and performed in the same quarter, so the decrease in backlog is not necessarily indicative of a slow maintenance market in 2008. The Company's share of the 2007 market was 40% up from its historical share of 30% over the last three years.

        Foreign capital backlog decreased 42.1% to $107.2 million at the end of 2007 from $185 million at the end of 2006 as the Company had completed approximately one-third of the first phase of the Diyaar land reclamation project in Bahrain that it won in 2006. It is expected that the remainder of this phase will take approximately two more years to complete. The second phase, which can be awarded by the customer any time prior to November of 2008, would result in revenue of approximately $150 million to Great Lakes when awarded and will take an additional two years to complete. There are also two other projects in Bahrain that are currently in backlog.

        Demolition.    The Company's demolition backlog at December 31, 2007 totaled $38.9 million, a 134% increase from backlog of $16.6 million at December 31, 2006. As previously mentioned, the Company added three large contracts during the year for demolition and site work, which will continue through the first quarter of 2008. In addition, there are numerous small projects and several larger projects, ranging in value from $1.0 million to $4.0 million, in backlog.

MDP Acquisition and Aldabra Transaction

        The Company accounted for the acquisition of Great Lakes Dredge & Dock Corporation by MDP as a purchase, in accordance with SFAS No. 141, "Business Combinations." This resulted in a new basis of accounting, effective December 31, 2003, at which point the Company reflected its assets and liabilities at fair value. The excess of the purchase price paid over the net assets acquired was allocated primarily to property and equipment and other intangible assets, and deferred taxes related thereto, with the remaining excess recorded as goodwill. Each year the Company performs its annual assessment for the impairment of goodwill and intangibles. As previously noted, in 2005 a $5.7 million non-cash write-down was recorded related to the goodwill and intangibles in the demolition business that had been established as a result of the 2003 purchase price allocation. There was no impairment in 2007 or 2006.

        The Company's operations were previously held by GLDD Acquisitions Corp. ("Acquisitions Corp."), which merged with a subsidiary of Aldabra Acquisition Corporation ("Aldabra") on December 26, 2006. Aldabra was a blank check company formed for the purpose of raising capital through an initial public offering with the intent to use the proceeds to merge with a business to build long term value. Under the terms of the Agreement and Plan of Merger entered into on June 20, 2006, the stockholders of Acquisitions Corp. received 28,906,189 shares of Aldabra stock in exchange for all common and preferred stock outstanding. Aldabra then merged into an indirect wholly-owned subsidiary and, in connection with this holding company merger, the stockholders of Aldabra, including the former Acquisitions Corp. stockholders, received stock in a new holding company that was subsequently renamed "Great Lakes Dredge & Dock Corporation."

Liquidity and Capital Resources

Historical

        The Company's principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility (see Note 11, "Long-term Debt" in the Notes to Consolidated Financial Statements). The Company's principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

        The Company's net cash flows from operating activities for the years ended December 31, 2007, 2006 and 2005 totaled $(6.3) million, $33.9 million and $10.3 million, respectively. The decrease in 2007 results primarily from an increased investment in working capital due to expanded foreign dredging operations and demolition activities. Additionally, the Company made investments in pipe inventory in 2007 to improve mobilization times between domestic projects and to meet the requirements of the increase in overseas operations. The increase in 2006 is a result of improved net income as well as the temporary reduction in working capital as a result of favorable contract billing terms.

        The Company's net cash flows used in investing activities for the years ended December 31, 2007, 2006 and 2005 totaled $77.8 million, $21.5 million and $7.2 million, respectively. 2007 investing activities included significant vessel acquisitions made by the Company. In 2007, the Company purchased the dredge Ohio and attendant plant for $14.0 million and two hopper dredges, the Reem Island and Noon Island, for $26.4 million. Also, the dredge Terrapin Island was purchased for $25.5 million and subsequently refinanced through a sale and long-term operating lease arrangement. No gain was recognized on this transaction. In addition, the Company exercised early buy-out options related to the operating leases for the dredges Texas and Pontchartrain and two scows for a total of $14.6 million. During 2007 the Company also invested $7.2 million in the construction of an auxiliary vessel for the dredge Florida which should be completed by the middle of 2008. Capital spending for items exclusive of the dredge acquisitions, lease buyouts and the construction of the auxiliary vessel for the Florida was $21.8 million. Offsetting the capital expenditures was $1.7 million received from the repayment of the loan that was provided to build out the new facility for the demolition business that is owned by the president of NASDI. 2006 capital spending included $10.4 million related to the conversion of the dredge Long Island into a material re-handling barge which in December 2006 was sold for $12 million and leased back under a long term operating lease arrangement. Also, included in the year's total spending was $3.9 million for the purchase of the dredge Victoria Island and two scows upon exercise of the early buy-out options related to the long term operating lease arrangements of those vessels. In 2006 NASDI's spending also increased from prior years related to leasehold improvements for a new office and garage facility on which $1 million was spent.

        The Company's net cash flows from financing activities for the years ended December 31, 2007, 2006 and 2005 totaled $88.6 million, $(9.4) million and $(4.5) million. The increase in cash flow this year results primarily from the $91.8 million in funds received related to exercise of the Company's outstanding warrants. 2007 cash flow also includes $21.5 million in revolver borrowings for working capital and equipment acquisitions as well as the repayment of $19.7 million in long term debt in connection with the refinancing of the Company's Credit Agreement described below. In 2006, the Company's Tranche B Term Loan facility of approximately $51.0 million was repaid with the proceeds received upon the merger with Aldabra. The 2006 decrease primarily relates to scheduled payments under the Company's senior Equipment Term Loan and voluntary prepayments made under the Company's senior bank facility Term Loan B of $3.5 million.

Prospective

        On June 12, 2007, the Company entered into a new credit agreement (the "Credit Agreement") with LaSalle Bank National Association, as Administrative Agent and Issuing Lender, various other financial institutions as lenders and certain subsidiaries of the Company as Loan Parties. The new Credit Agreement, which refinanced and replaced the Company's former credit agreement, provides for a revolving credit facility of up to $155.0 million in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company's ratio of Total Funded Debt to Adjusted Consolidated EBITDA (each as defined in the Credit Agreement). The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. Additionally, the obligations are secured by a perfected first priority lien on certain equipment of Great Lakes' subsidiary, Great Lakes Dredge & Dock Company, LLC ("GLDD Company"); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes' bonding company; a perfected first priority lien on the inter-company receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes' bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases and investments, and (iv) maintenance of certain financial covenants. As of December 31, 2007, the Company had $21.5 million of borrowings and $24.7 million of letters of credit outstanding, resulting in $108.8 million of availability on the facility.

        On June 12, 2007, Great Lakes also entered into a fourth amendment to the third amended and restated underwriting and continuing indemnity agreement (the "Fourth Amendment") with its bonding company. The Fourth Amendment provides, among other things, for new equipment collateral securing the obligations under the Company's bonding agreement and permits the Credit Agreement and related collateral securing the obligations under the Credit Agreement.

        In addition to its credit facility, Great Lakes has a $24 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts. The obligations under the agreement are guaranteed by the Company's foreign accounts receivable. In addition, the Export-Import Bank of the United States ("Ex-Im") has issued a guarantee under Ex-Im Bank's Working Capital Guarantee Program which covers 90% of the obligations owing under the facility. The Company had $18.6 million of letters of credit issued under this facility at December 31, 2007.

        On June 19, 2007, Great Lakes issued a notice of redemption to the holders of its outstanding warrants to purchase shares of its common stock. The agreement governing the Company's warrants provided that the Company was entitled to redeem the warrants if the last trading price of its common stock was at least $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption was sent. The redemption date for the warrants was July 19, 2007. All of the warrants were exercised or redeemed as of the redemption date. The Company used a portion of the proceeds to repay the balance of the outstanding indebtedness under our revolving senior credit facility and the remaining proceeds for new equipment acquisitions and general corporate purposes.

        The Company paid dividends of $1 million each in the fourth quarter of 2007 and first quarter of 2008. Subject to the considerations below, the Company anticipates continuing to pay quarterly cash dividends of $1 million per quarter. The declaration and payment of dividends will be at the discretion of the Company's board of directors and will depend on many factors, including general economic and business conditions, the Company's strategic plans, its financial results and condition, legal requirements, including restrictions and limitations contained in its senior credit facility and the indenture relating to its senior subordinated debt, and other factors as the Company's board of directors deems relevant. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

        The Company believes its anticipated cash flows from operations and availability under its new revolving credit facility will be sufficient to fund the Company's operations, capital expenditures, expected debt service requirement and anticipated payment of dividends for the next 12 months.

        Beyond the next twelve months, the Company's ability to fund its working capital needs, planned capital expenditures, expected debt service requirement and anticipated payment of dividends, and to comply with all of the financial covenants under its new senior credit agreement and bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

Contractual Obligations

        The following table summarizes the Company's contractual cash obligations at December 31, 2007. Additional information related to these obligations can be found in Notes 11 and 14 to Consolidated Financial Statements.

		Obligations coming due in year(s) ending:
	Total	2008	2009-2011	2012-2014	2015 and beyond
	(in millions)
Long term bank debt (1)	$29.4	$1.6	$4.7	$23.1	$—
Senior subordinated notes (2)	256.4	13.6	40.7	202.1	—
Operating lease commitments	120.5	15.3	38.5	32.4	34.3
Capital lease obligations	2.2	1.1	1.1	—	—

Total	$408.5	$31.6	$85.0	$257.6	$34.3

(1)
Includes cash interest calculated at borrowing rates at December 31, 2007, assuming payments are made in accordance with the agreement terms.

(2)
Includes cash interest payments calculated at stated fixed rate of 7.75%.

        Excluded from the above table are $2.6 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.

Other Off-Balance Sheet and Contingent Obligations

        The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $43.3 million at December 31, 2007. All issued letters of credit were undrawn at year-end.

        The Company has granted liens on a substantial portion of its owned operating equipment as security for borrowings under its Credit Agreement and its bonding agreement. The Company's Credit Agreement and bonding agreement also contain provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions.

        The Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $16 million to $8 million over the next eight years. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company's Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

        Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with Travelers, which has been granted a security interest in a substantial portion of the Company's operating equipment with a net book value of approximately $83.1 million at December 31, 2007. The bonding agreement also contains provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions. At December 31, 2007, the Company had outstanding performance bonds valued at approximately $332.5 million; however, the revenue value remaining in backlog related to these projects totaled approximately $216.0 million.

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

        The Company considers it unlikely that it would have to perform under any of the aforementioned contingent obligations, other than operating leases, and performance has never been required in any of these circumstances in the past.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        A portion of the Company's current dredging operations are conducted outside of the U.S., primarily in the Middle East. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company's foreign dredging work is in Bahrain. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar. Therefore, the Company has not purchased any forward exchange contracts for trading purposes and has none outstanding at December 31, 2007 or 2006.

        The Company's obligations under its Credit Agreements expose its earnings to changes in short-term interest rates since interest rates on this debt are variable. An increase in interest rates of 1% would not have increased interest expense significantly for 2007.

        At December 31, 2007 and 2006, the Company had long-term senior subordinated notes outstanding with a recorded book value of $175.0 million. The fair value of these notes, which bear interest at a fixed rate of 7.75%, was $163.6 million at December 31, 2007 based on indicative market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2007 the fair value of this fixed rate debt would have increased to $173.0 million.

        In February 2004, the Company entered into an interest rate swap arrangement, which in July 2006 was extended until December 2013, to swap a notional amount of $50.0 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company's 7.75% senior subordinated notes. The fair value current asset of the swap at December 31, 2007 was $0.4 million. The fair value liability of the swap at December 31, 2007 and 2006 was $0.7 million and $1.5 million, respectively. Assuming a 10% increase in interest rates at December 31, 2007, the fair value of the swap would decline to a liability of $1.0 million.

        A significant operating cost for the Company is diesel fuel, which represents approximately 10.3% of the Company's costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than two years, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company's 2008 projected domestic fuel consumption, a ten cent increase in the average price per gallon of fuel would increase its fuel expense by less than $0.3 million, after the effect of fuel commodity contracts in place as of December 31, 2007. At December 31, 2007 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 43% of its anticipated domestic fuel requirements for 2008.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 14, 2008, are set forth on pages 61 to 92 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of The Company's disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2007. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are effective to provide such reasonable assurance. Our management, including the Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs.

        Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

        Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2007 as required by Section 404 of the Sarbanes-Oxley Act. Management's report on our internal control over financial reporting is included on page 46. The Independent Registered Public Accounting Firm's report with respect to the effectiveness of our internal control over financial reporting is included on page 47. Management has concluded that internal control over financial reporting is effective as of December 31, 2007.

Changes in Internal Controls.

        There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        The management of Great Lakes Dredge & Dock Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the COSO of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting.

        The internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and overseen by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with general accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Neither internal control over financial reporting nor disclosure controls and procedures can provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Internal control over financial reporting and disclosure controls are processes that involve human diligence and compliance, and are subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting and disclosure controls also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented, detected or reported on a timely basis by internal control over financial reporting or disclosure controls. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards for these processes that will reduce, although may not eliminate, these risks.

        Our independent registered public accounting firm, Deloitte & Touche LLP, who audited Great Lakes' consolidated financial statements included in this Form 10-K, has issued a report on Great Lakes' internal control over financial reporting, which is included herein.

        Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2007.

/s/ DOUGLAS B. MACKIE Douglas B. Mackie President, Chief Executive Officer and Director
/s/ DEBORAH A. WENSEL Deborah A. Wensel Senior Vice President, Chief Financial Officer and Treasurer
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Great Lakes Dredge & Dock Corporation
Oak Brook, Illinois

        We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 14, 2008

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors and Officers and Corporate Governance

        Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business—Executive Officers of this Annual Report on Form 10-K.

Code of Ethics

        The Company has adopted a written code of business conduct and ethics that applies to all of its employees, including its principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company's code of ethics can be found on its website at www.gldd.com. The Company will post on our website any amendments to or waivers of the code of business conduct and ethics for executive officers or directors, in accordance with applicable laws and regulations.

        The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings "Election of Directors," "Board of Directors and Corporate Governance" and "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

        The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings "Executive Compensation" and "Compensation Discussion and Analysis" and "Board of Directors and Corporate Governance" in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

        The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Change of Control of the Company" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings "Board of Directors and Corporate Governance" and "Change of Controls of the Company" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading "Matters Related to Independent Accountants" in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Part IV

Item 15.    Exhibits, Financial Statements Schedules

(a)    Documents filed as part of this report

1.    Consolidated Financial Statements

        The consolidated financial statements listed below are set forth on pages 59 to 93 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

2.     Financial Statement Schedule

        The Report of J.H. Cohn LLP, independent public accountants, on the financial statements of Amboy Aggregates for the years ended December 31, 2007, 2006 and 2005 is presented on page 91 and incorporated by reference herein. All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 101, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

        The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index" which is attached hereto and incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION
By:	/s/ DOUGLAS B. MACKIE Douglas B. Mackie President, Chief Executive Officer and Director
Date: March 14, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ DOUGLAS B. MACKIE Douglas B. Mackie	March 14, 2008	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DEBORAH A. WENSEL Deborah A. Wensel	March 14, 2008	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ JONATHAN W. BERGER Jonathan W. Berger	March 14, 2008	Director
/s/ BRUCE J. BIEMECK Bruce J. Biemeck	March 14, 2008	Director
/s/ PETER R. DEUTSCH Peter R. Deutsch	March 14, 2008	Director
/s/ DOUGLAS S. GRISSOM Douglas S. Grissom	March 14, 2008	Director
/s/ NATHAN D. LEIGHT Nathan D. Leight	March 14, 2008	Director
/s/ THOMAS S. SOULELES Thomas S. Souleles	March 14, 2008	Director
/s/ JASON G. WEISS Jason G. Weiss	March 14, 2008	Director

I.    EXHIBIT INDEX

Number	Document Description
2.1
Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC.(1)
2.2
Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006.(15)
2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C.(16)
3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation).(20)
3.2	Amended and Restated Bylaws of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation).(20)
3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp.(21)
3.4
Letter from Madison Dearborn Capital Partners IV, L.P. to Great Lakes Dredge & Dock Corporation designating directors pursuant to the Registrant's certificate of incorporation to have four votes in each matter submitted to directors of the Registrant.(21)
4.1	Indenture, dated as of December 22, 2003, by and among GLDD Merger Sub, Inc. and BNY Midwest Trust Company, as trustee.(1)
4.2	Supplemental Indenture, dated as of December 22, 2003, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee.(1)
4.3	Amendment to Indenture, dated as of January 30, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee.(4)
4.4	Supplemental Indenture, dated as of February 27, 2004, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee.(4)
4.5	Second Supplemental Indenture, dated as of July 12, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee.(8)
4.6	Third Supplemental Indenture, dated as of December 2, 2005, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee.(9)
4.7
Fourth Supplemental Indenture, dated December 26, 2006, by and among Great Lakes Dredge & Dock Holdings Corp. (now known as Great Lakes Dredge & Dock Corporation), Great Lakes Dredge & Dock Corporation, the guarantors named therein and BNY Midwest Trust Company, as Trustee.(21)
4.8	Form of 7 3/4% Senior Subordinated Note due 2013.(6)
4.9	Form of Guarantee for 7 3/4% Senior Subordinated Note due 2013.(6)
4.10	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation.(23)
4.11	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Aldabra Acquisition Corporation.(2)

4.12	Warrant Clarification Agreement, dated September 12, 2006, between the Company and Continental Stock Transfer & Trust Company.(18)
4.13	Specimen Warrant Certificate for Great Lakes Dredge & Dock Corporation.(23)
10.1
Credit Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, Lehman Brother, Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, and Bank of America, N.A., as an issuer of the Letters of Credit, and as representative for the lenders.(1)
10.2
Amendment No. 1 to Credit Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders.(3)
10.3
Amendment No. 2 to Credit Agreement, dated as of June 13, 2005, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders.(12)
10.4
Amendment No. 3 to Credit Agreement, dated as of November 14, 2005, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders.(13)
10.5
Amendment No. 4 to Credit Agreement, dated as of March 22, 2006, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders.(14)
10.6
Amendment No. 5 to Credit Agreement, dated as of August 28, 2006, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders.(17)
10.7	Credit Agreement, dated as of December 17, 2003, by and between Great Lakes Dredge & Dock Company and General Electric Capital Corporation.(1)
10.8
First Amendment to Credit Agreement and Guaranty, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Company, Great Lakes Dredge & Dock Corporation and General Electric Capital Corporation.(3)
10.9
Second Amendment to Credit Agreement dated as of July 6, 2005, by and among Great Lakes Dredge & Dock Company, as Borrower, Great Lakes Dredge and Dock Corporation, as Guarantor, and General Electric Capital Corporation, as Lender.(10)
10.10
Third Amendment to Credit Agreement dated as of August 1, 2005, by and among Great Lakes Dredge & Dock Company, as Borrower, Great Lakes Dredge & Dock Corporation as Guarantor and General Electric Capital Corporation, as Lender.(11)
10.11
Fourth Amendment to Credit Agreement and Guaranty, dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Company, Great Lakes Dredge & Dock Corporation and General Electric Capital Corporation.(19)

10.12
Credit Agreement, dated as of June 12, 2007, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger and Administrative Agent.(26)
10.13
Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(1)
10.14
First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(3)
10.15
Second Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 14, 2005, by and among the Great Lakes Dredge & Dock Corporation, the subsidiaries of Great Lakes Dredge & Dock Company, Travelers Casualty and Surety Company, United Pacific Insurance Company, Reliance National Insurance Company, Reliance Surety Company and Travelers Casualty and Surety Company of America.(13)
10.16
Third Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(19)
10.17
Fourth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 12, 2007, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America.(26)
10.18	International Letter of Credit Agreement, dated September 29, 2006, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank.(19)
10.19	First Amendment to International Letter of Credit Agreement, dated July 16, 2007, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank.(27)
10.20
Reaffirmation Agreement, dated as of December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Bank of America, N.A., as Administrative Agent.(21)
10.21
Assumption Agreement, dated as of December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and General Electric Capital Corporation.(21)
10.22
Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo HSBC Trade Bank, N.A.(21)
10.23
Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto.†(21)
10.24	Employment Agreement between the Company and Douglas B. Mackie.†(5)
10.25	Employment Agreement between the Company and Richard Lowry.†(5)
10.26	Employment Agreement between the Company and Deborah A. Wensel.†(5)

10.27	Summary of Oral Employment Agreements with Named Executive Officers.†(23)
10.28	Annual Cash Bonus Plan.†(23)
10.29	401(k) Savings Plan.†(7)
10.30	401(k) Lost Benefit Plan.†(23)
10.31	Secured Promissory Note dated December 31, 2006 executed by MJC Berry Enterprises, LLC, in favor of North American Site Developers, Inc.(22)
10.32	Lease Agreement between North American Site Developers, Inc. and MJC Berry Enterprises, LLC, dated as of December 31, 2006.(22)
10.33	Form of Stock Escrow Agreement between Aldabra Acquisition Corporation, Continental Stock Transfer & Trust Company and the Initial Stockholders.(2)
10.34
Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp.(20)
10.35	Asset Purchase Agreement between Bean Meridian L.L.C. and Great Lakes Dredge & Dock Company, LLC dated April 10, 2007.(24)
10.36	Asset Purchase Agreement between Bean Dredging L.L.C. and Great Lakes Dredge & Dock Company, LLC dated April 10, 2007.(24)
10.37	Purchase Agreement between Weeks-Marine, Inc. and Great Lakes Dredge & Dock Company, LLC dated April 13, 2007.(25)
10.38	Purchase Agreement between Dragaport Ltda. and Great Lakes Dredge and Dock Company, LLC dated October 19, 2007(28)
12.1	Ratio of Earnings to Fixed Charges.*
14.1	Code of Business Conduct and Ethics.(15)
21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation.*
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on January 6, 2004. (Commission file no. 333-64687)

(2)
Incorporated by reference to the Aldabra Acquisition Corporation's Registration Statement on Form S-1 (Commission file no. 333-121610)

(3)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on October 5, 2004.

(4)
Incorporated by reference Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on March 31, 2004.

(5)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 2, 2007.

(6)
Included as part of Exhibit 4.1 to this Annual Report on Form 10-K.

(7)
Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2005.

(8)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 12, 2005.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2005.

(10)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 8, 2005.

(11)
Incorporated by reference to the Company's Current Report on Form 10-Q filed with the Commission on August 10, 2005.

(12)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on June 14, 2005.

(13)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on November 17, 2005.

(14)
Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 2006.

(15)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).

(16)
Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.'s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01).

(17)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Form 8-K filed with the Commission August 31, 2006 (Commission file no. 333-64687).

(18)
Incorporated by reference to the Aldabra Acquisition Corporation's Report on Form 8-K filed with the Commission on September 15, 2006.

(19)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Form 8-K filed with the Commission on October 4, 2006 (Commission file no. 333-64687).

(20)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 333-136861-01).

(21)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 01-33225).

(22)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Form 8-K filed with the Commission on February 20, 2007 (Commission file no. 01-33225).

(23)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 01-33225).

(24)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on April 10, 2007.

(25)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on April 16, 2007.

(26)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on June 15, 2007.

(27)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on July 19, 2007.

(28)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on October 24, 2007.

*
Filed herewith

†
Compensatory plan or arrangement.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Great Lakes Dredge & Dock Corporation
Oak Brook, Illinois

        We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 14, 2008

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

(In thousands, except share and per share amounts)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,239	$3,640
Accounts receivable—net	115,709	89,505
Contract revenues in excess of billings	13,828	9,561
Inventories	29,157	21,082
Prepaid expenses	6,710	11,810
Other current assets	16,980	18,648

Total current assets	190,623	154,246
PROPERTY AND EQUIPMENT—Net	296,721	239,337
GOODWILL	96,225	98,747
OTHER INTANGIBLE ASSETS—Net	1,006	1,268
INVENTORIES—Noncurrent	21,315	13,353
INVESTMENTS IN JOINT VENTURES	9,589	9,996
OTHER	8,883	11,412

TOTAL	$624,362	$528,359

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,552	$57,826
Accrued expenses	25,340	30,192
Billings in excess of contract revenues	5,437	19,195
Current portion of long-term debt	—	4,085

Total current liabilities	108,329	111,298
LONG-TERM DEBT	196,500	190,600
DEFERRED INCOME TAXES	79,836	84,825
OTHER	9,301	11,109

Total liabilities	393,966	397,832

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,061	2,005

STOCKHOLDERS' EQUITY
Common stock—$.0001 par value; 90,000,000 authorized, 58,459,824 shares issued and outstanding and 39,985,678 shares issued and outstanding at December 31, 2007 and 2006, respectively	6	4
Additional paid-in capital	260,669	168,830
Accumulated deficit	(32,810)	(39,030)
Accumulated other comprehensive income (loss)	470	(1,282)

Total stockholders' equity	228,335	128,522

TOTAL	$624,362	$528,359

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except per share amounts)

	2007	2006	2005
CONTRACT REVENUES	$515,761	$425,980	$423,399
COSTS OF CONTRACT REVENUES	447,814	368,991	372,046

GROSS PROFIT	67,947	56,989	51,353
OPERATING EXPENSES:
General and administrative expenses	38,606	30,457	29,322
Amortization of intangible assets	262	311	786
Impairment of goodwill and intangibles	—	—	5,718
Subpoena-related expenses	99	608	2,865

Total operating income	28,980	25,613	12,662

OTHER INCOME (EXPENSE):
Interest expense—net	(17,462)	(24,343)	(23,055)
Equity in earnings of joint ventures	1,993	2,041	2,328
Minority interest	(56)	(155)	(251)

Total other expense	(15,525)	(22,457)	(20,978)

INCOME (LOSS) BEFORE INCOME TAXES	13,455	3,156	(8,316)
INCOME TAX (PROVISION) BENEFIT	(6,399)	(971)	1,364

NET INCOME (LOSS)	7,056	2,185	(6,952)
REDEEMABLE PREFERRED STOCK DIVIDENDS	—	(8,198)	(7,693)
REDEMPTION OF PREFERRED STOCK	—	(2,790)	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$7,056	$(8,803)	$(14,645)

Basic earnings (loss) per share	$0.14	$(0.90)	$(1.58)
Basic weighted-average shares	48,911	9,780	9,288
Diluted earnings (loss) per share	$0.14	$(0.90)	$(1.58)
Diluted weighted-average shares	52,221	9,780	9,288

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except share and per share amounts)

	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE—January 1, 2005	1,000,000	$10	$9,990	$(18,372)	$(22)	$(8,394)
Accumulated dividends on preferred stock				(7,693)		(7,693)
Comprehensive income (loss):
Net loss				(6,952)		(6,952)
Reclassification of derivative gains to earnings (net of tax of $1,192)					(1,838)	(1,838)
Change in fair value of derivatives (net of tax of $1,071)					1,651	1,651

Total comprehensive loss	—	—	—	(6,952)	(187)	(7,139)

BALANCE—December 31, 2005	1,000,000	10	9,990	(33,017)	(209)	(23,226)
Recapitalization:
Elimination of equity	(1,000,000)	(10)	(9,990)			(10,000)
Common shares issued	39,985,678	4	120,147			120,151
Consideration received as a result of the merger, net of expenses of $3,715			48,683			48,683
Accumulated dividends on preferred stock				(8,198)		(8,198)
Comprehensive income (loss):
Net income				2,185		2,185
Reclassification of derivative gains to earnings (net of tax of $575)					886	886
Change in fair value of derivatives (net of tax of $1,271)					(1,959)	(1,959)

Total comprehensive income (loss)	—	—	—	2,185	(1,073)	1,112

BALANCE—December 31, 2006	39,985,678	4	168,830	(39,030)	(1,282)	128,522
Common shares issued	120,511
Common shares issued from exercise of outstanding warrants	18,353,635	2	91,767			91,769
Correction to recapitalization expenses			72			72
Comprehensive income:
Net income				7,056		7,056
Adoption of FIN 48				158		158
Dividends declared				(994)		(994)
Reclassification of derivative gains to earnings (net of tax of $43)					(67)	(67)
Change in fair value of derivatives (net of tax of $1,180)					1,819	1,819

Total comprehensive income				6,220	1,752	7,972

BALANCE—December 31, 2007	58,459,824	$6	$260,669	$(32,810)	$470	$228,335

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$7,056	$2,185	$(6,952)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	26,537	25,081	24,686
Earnings of joint ventures	(1,993)	(2,041)	(2,328)
Distribution from equity joint ventures	2,400	650	1,625
Minority interest	56	155	251
Deferred income taxes	(918)	(6,780)	(1,695)
Gain on dispositions of property and equipment	(440)	(679)	(342)
Impairment of goodwill and intangible assets			5,718
Amortization of financing fees	2,670	3,308	1,667
Changes in assets and liabilities:
Accounts receivable	(26,204)	(4,391)	(19,352)
Contract revenues in excess of billings	(4,267)	4,791	(1,913)
Inventories	(14,038)	(6,145)	(515)
Prepaid expenses and other current assets	(544)	(5,627)	(1,919)
Accounts payable and accrued expenses	17,434	11,700	10,133
Billings in excess of contract revenues	(13,758)	11,087	1,401
Other noncurrent assets and liabilities	(275)	605	(185)

Net cash flows from operating activities	(6,284)	33,899	10,280

INVESTING ACTIVITIES:
Purchases of property and equipment	(110,988)	(29,762)	(12,645)
Dispositions of property and equipment	28,599	13,571	5,468
Changes in restricted cash	2,923	(3,635)	—
Loan to related party	1,703	(1,684)	—

Net cash flows used in investing activities	(77,763)	(21,510)	(7,177)

FINANCING ACTIVITIES:
Repayments of long-term debt	(19,685)	(54,115)	(5,450)
Borrowings under (repayments of) revolving loans—net	21,500	(2,000)	2,000
Repurchase of shares	—	(65)	—
Issuance of shares	91,769	40	—
Dividends paid	(994)	—	—
Proceeds from Aldabra Transaction	—	52,398	—
Payment of merger costs—net	—	(3,715)	—
Financing fees	(2,101)	(518)	—
Repayment of capital lease debt	(1,843)	(1,375)	(1,014)

Net cash flows from financing activities	88,646	(9,350)	(4,464)

NET CHANGE IN CASH AND EQUIVALENTS	4,599	3,039	(1,361)
CASH AND EQUIVALENTS—Beginning of year	3,640	601	1,962

CASH AND EQUIVALENTS—End of year	$8,239	$3,640	$601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,959	$21,265	$21,230

Cash paid for taxes	$6,730	$4,478	$234

NONCASH INVESTING ACTIVITY	$3,078	$3,898	$—

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except share and per share amounts)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Recapitalization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the "Company" or "Great Lakes") are in the business of marine construction, primarily dredging, and commercial and industrial demolition. The Company's primary dredging customers are domestic and foreign government agencies, as well as private entities, and its primary demolition customers are general contractors, corporations that commission projects, nonprofit institutions such as universities and hospitals, and local government and municipal agencies.

        Merger and Accounting Treatment—The Company's operations were previously held by GLDD Acquisitions Corp.("Acquisitions Corp"), which was owned 85% by Madison Dearborn Capital Partners IV, L.P. (MDP), an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC and 15% by management. In 2006, Acquisitions Corp merged with a subsidiary of Aldabra Acquisition Corporation ("Aldabra") (the "Merger"). Aldabra was a blank check company formed for the purpose of raising capital through an initial public offering with the intent to use the proceeds to merge with a business to build long-term value. Under the terms of the Agreement and Plan of Merger dated June 20, 2006 (the "Merger Agreement"), the stockholders of Acquisitions Corp. received 28,785,678 shares of Aldabra stock in exchange for all common and preferred stock outstanding. Aldabra then merged into an indirect wholly owned subsidiary and, in connection with this holding company merger, the stockholders of Aldabra, including the former Acquisitions Corp. stockholders, received stock in a new holding company that was subsequently renamed "Great Lakes Dredge & Dock Corporation."

        Immediately prior to the Merger, $52,398 in cash was held in trust by Aldabra for the purpose of completing a business combination. After payments totaling $3,715 for professional fees and other costs related to the Merger, the net proceeds amounted to $48,683. The proceeds were then used to pay down the Company's senior bank term debt. Great Lakes' $175,000 of 7 3/4% Senior Subordinated Notesinitial caps due 2013 remain outstanding.

        The Merger was accounted for as a reverse acquisition. Under this method of accounting, Great Lakes was the acquiring company for financial reporting purposes. Accordingly, the Merger was treated as the equivalent of Great Lakes issuing stock for the net monetary assets of Aldabra accompanied by a recapitalization. The net monetary assets of Aldabra, primarily cash, were stated at their fair value, which was equivalent to the carrying value, and accordingly, no goodwill or other intangible assets were recorded. The accompanying consolidated financial statements as of and for the year ended December 31, 2005 reflect the results of operations and cash flows of Acquisition Corp. prior to the Merger. The accumulated deficit of Acquisition Corp. was carried forward to the recapitalized Company.

        Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of Great Lakes Dredge & Dock Corporation and its majority-owned subsidiaries. All intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence. Other investments, if any, are carried at cost.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        Revenue and Cost Recognition on Contracts—Substantially, all of the Company's contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. The

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

majority of the Company's demolition contracts are also fixed-price contracts, with others managed as time-and-materials or rental projects. In accordance with the American Institute of Certified Public Accountants' Statement of Position 81-1, Accounting for the Performance of Construction-Type and Certain Production-Type Contracts, contract revenues are recognized under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion. For demolition contracts, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Thus, the resulting modification is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

        Classification of Current Assets and Liabilities—The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion, unless completion of such contracts extends significantly beyond one year.

        Cash Equivalents—The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents.

        Inventories—Inventories consist mainly of pipe, purchased spare parts, and supplies used in the Company's dredging operations. Pipe and related parts are purchased in large quantities, therefore a certain amount of pipe is not anticipated to be used within the current year and, therefore is classified as long-term. Inventories are stated at the lower of cost or market, using an average cost methodology.

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

        Goodwill and Other Intangibles—Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other identifiable intangibles mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate.

        The other intangible assets identified are being amortized over a 7- to 10-year period.

        Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less costs to sell.

        Self-insurance Reserves—The Company self-insures costs associated with workers' compensation claims, hull and equipment liability, and general business liabilities up to certain limits. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in determination of such reserves.

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

        Effective January 1, 2007, Great Lakes adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainties in Income Taxes" ("FIN 48"). FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. The Company also adopted FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". Accordingly we provide for uncertain tax positions when we believe such positions are not more likely than not to be sustained upon examination.

        Fair Value of Financial Instruments—The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of the Company's variable rate debt (primarily bank debt) approximates fair values, based on prevailing market rates. At December 31, 2007 and 2006, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000. The fair value of these notes was $163,625 and $168,000 at December 31, 2007 and 2006, respectively, based on indicative market prices.

        Minority Interest—The Company owns 85% of the capital stock of North American Site Developers, Inc. ("NASDI"), a demolition service provider located in the Boston, Massachusetts area. The remaining 15% of the capital stock is owned by a senior manager of NASDI. Minority interest at December 31, 2007 and 2006 reflects NASDI management stockholder's 15% non-voting interest in NASDI.

        Capital Stock—As a result of the Merger of the Company on December 26, 2006, there were 39,985,678 shares of common stock issued and outstanding at December 31, 2006, with a par value of $0.0001 per share. In March of 2007 an additional 120,511 shares were issued related to the Merger upon final determination of the working capital and net indebtedness amounts. Additionally, there were 18,400,000 of warrants outstanding and exercisable for $5.00 a share upon completion of the merger. On June 19, 2007 a notice of redemption was issued for all of outstanding warrants. The agreement governing the warrants provided the Company could redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant at any time upon a minimum of 30 days' prior written notice of redemption and if the last sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. The redemption date for the warrants was July 19, 2007 by which time 18,353,635 warrants had been exercised for proceeds of $91.8 million. The remaining 46,365 warrants were redeemed by the Company for $.01 per warrant.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Redeemable Preferred Stock—Prior to the Merger in 2006, the Company had Redeemable Preferred Stock. Dividends on the Company's Series A and Series B Preferred Stock were cumulative semiannually and payable upon declaration at a rate of 8%. The preferred stock was recorded at its redemption and liquidation value of $1,000 per share, or $87,000 plus accrued and unpaid dividends. Prior to the merger, there was $23,176 in accumulated dividends outstanding. The holders of Preferred Stock were entitled to payment before any capital distribution was made with respect to any Junior Securities and had no voting rights. As a result of the Merger on December 26, 2006 the preferred stock and accumulated dividends were exchanged for shares of Aldabra stock and were no longer outstanding. The fair value of stock received was in excess of the carrying value of the Redeemable Preferred Stock at the time of the exchange. Therefore, the net loss available to common shareholders for the year ended December 31, 2006 was adjusted by $2,790 in determining earnings per share in accordance with Emerging Issues Task Force ("EITF") Topic D-42.

        Earnings Per Share—As discussed above in Merger and Accounting Treatment, the historical results prior to December 26, 2006, were that of Acquisition Corp. prior to the Merger. As the Merger was considered a reverse acquisition, the weighted-average shares outstanding for all prior periods were retroactively restated to reflect the shares that were issued to acquire Acquisitions Corp. common stock. Accordingly, 9,287,669, were deemed to be outstanding at the beginning of the earliest period presented. In 2006, since the exercise of the warrants would have had an antidilutive effect, diluted earnings per share did not include common stock equivalents. In 2007, those warrants were dilutive until they were all exercised or redeemed and were therefore included in the calculation of diluted earnings per share. At December 31, 2006, 516,918 shares in escrow were considered contingently issuable and therefore were excluded from the earnings per share calculation.

        Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the time period they were outstanding, the warrants had a dilutive effect on earnings per share.

        The computations for basic and diluted earnings per share from continuing operations are as follows:

	2007	2006	2005
Income (loss) from continuing operations	$7,056	$2,185	$(6,952)
Redeemable preferred stock		(10,988)	(7,693)

Net loss available to common shareholders	7,056	(8,803)	(14,645)
Weighted-average common shares outstanding—basic	48,911	9,780	9,288
Effect of stock issued for warrants	3,310	—	—

Weighted-average common shares outstanding—diluted	52,221	9,780	9,288
Earnings per share from continuing operations—basic	$0.14	$(0.90)	$(1.58)
Earnings per share from continuing operations—diluted	$0.14	$(0.90)	$(1.58)

        New Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, which expands the scope of what companies may carry at fair value. It is effective for financial statements issued after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the consolidated financial statements.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Great Lakes will evaluate the impact of adopting SFAS No. 157 on the consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2. This FSP delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until periods beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 157 on the reporting and disclosure of its nonfinancial assets and nonfinancial liabilities.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. Great Lakes will assess the impact of SFAS 141(R) will have on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Great Lakes is currently evaluating the impact, if any, the adoption of SFAS 160 will have on the consolidated financial statements.

2.    ACCOUNTS RECEIVABLE

        Accounts receivable at December 31, 2007 and 2006, are as follows:

	2007	2006
Completed contracts	$28,048	$18,252
Contracts in progress	68,197	60,522
Retainage	20,953	11,488

	117,198	90,262
Allowance for doubtful accounts	(1,489)	(757)

Total	$115,709	$89,505

3.    CONTRACTS IN PROGRESS

        The components of contracts in progress at December 31, 2007 and 2006 are as follows:

	2007	2006
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$216,701	$172,263
Amounts billed	(203,347)	(163,821)

Costs and earnings in excess of billings for contracts in progress	13,354	8,442
Costs and earnings in excess of billings for completed contracts	474	1,119

	$13,828	$9,561

Prepaid contract costs (included in prepaid expenses)	$2,618	$7,602

Billings in excess of costs and earnings:
Amounts billed	$(61,067)	$(216,218)
Costs and earnings for contracts in progress	55,630	197,023

Total	$(5,437)	$(19,195)

4.    GOODWILL

        In the third quarter of each year, the Company performs its annual assessment for the impairment of goodwill. In 2005, Company management did not believe that the demolition segment would achieve the future returns contemplated when the goodwill was initially recorded and allocated. These downward revised projections for the demolition business were attributable to higher anticipated incentive pay to retain a key member of the demolition business' management. Based on these revised projections the Company determined there was an impairment of the goodwill related to its demolition reporting unit. Therefore, in September of 2005, the Company recorded a noncash write-down of $4,816 to reflect management's best estimate, using a discounted cash flow model, of the impairment to goodwill. No impairment was recorded in 2007 or 2006. During 2007, the Company adopted FIN 48, which resulted in a reduction of goodwill of $1,300 (see Note 13). Additionally, the Company recorded a correction to goodwill of $1,222 related to an adjustment of deferred tax liabilities at the date of the MDP acquisition.

5.    PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
Land	$2,870	$2,870
Buildings and improvements	1,659	1,621
Furniture and fixtures	1,417	1,271
Operating equipment	385,616	303,926

	391,562	309,688
Accumulated depreciation	(94,841)	(70,351)

Total	$296,721	$239,337

        Depreciation expense was $26,275, $24,770 and $23,896 for the years ended December 31, 2007, 2006, and 2005, respectively.

6.    INVESTMENTS IN JOINT VENTURES

        The Company has a 50% ownership interest in Amboy Aggregates ("Amboy"), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy's summarized financial information for the periods presented.

	2007	2006	2005
Current assets	$9,682	$9,183	$7,761
Noncurrent assets	8,937	10,711	8,942

Total assets	18,619	19,894	16,703
Current liabilities	(1,568)	(1,990)	(1,494)
Noncurrent liabilities	—	—	—

Equity	$17,051	$17,904	$15,209

Revenue	$27,821	$27,387	$28,363

Gross profit	$3,853	$4,268	$5,610

Net income	$3,946	$3,996	$4,598

        Amboy has a revolving loan with a bank for up to $3,000, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. It is the intent of the joint venture partners to periodically distribute Amboy's earnings, to the extent allowed by Amboy's bank agreement.

        The Company and its Amboy joint venture partner hold a 50% interest in land, which is adjacent to the Amboy property and may be used in connection with the Amboy operations. The Company's investment in its share of the land is $1,047 and is reflected in investments in joint ventures. Income from that land was $19, $43 and $29 for the years ended December 31, 2007, 2006, and 2005, respectively.

        For the years ended December 31, 2007, 2006 and 2005, the Company received distributions from Amboy and the adjacent land venture totaling $2,400, $650 and $1,625, respectively.

7.    INTANGIBLE ASSETS

        At December 31, 2007, the net book value of identifiable intangible assets was as follows:

	Cost	Accumulated Amortization	Net
Demolition customer relationships	$1,093	$730	$363
Software and databases	1,209	566	643

Total	$2,302	$1,296	$1,006

  At December 31, 2006, the net book value of identifiable intangible assets was as follows:

	Cost	Accumulated Amortization	Net
Customer contract backlog	$4,237	$4,237	$—
Demolition customer relationships	1,093	609	484
Software and databases	1,209	425	784

Total	$6,539	$5,271	$1,268

        In the third quarter of 2005, the Company wrote down the intangible asset related to demolition customer relationships by $902. This impairment on intangibles was analyzed in conjunction with the goodwill impairment as discussed in Note 4. When the original customer relationship intangible was established, it required estimation of future annual revenues attributable to certain key customers. During subsequent years, the demolition revenues were generated by a greater variety of customers, rather than being as concentrated as anticipated with these key customers. Therefore, the future revenue expectations related to these particular customers were revised, resulting in a non-cash impairment write-down based on a discounted cash flow analysis.

        Amortization expense related to these intangible assets is estimated to be $263 annually in 2008 and 2009, and $242 from 2010 through 2013.

8.    OTHER NONCURRENT ASSETS

        At December 31, 2007 and 2006, other noncurrent assets includes $1,500 and $2,288, respectively, of cash held in escrow as security for the Company's lease rental obligations under two of its long-term equipment operating leases. At December 31, 2007, $788 was recorded as other current assets as Great Lakes anticipates receiving this amount from escrow in 2008. Also included in noncurrent assets at December 31, 2007 and 2006, respectively, were $7,119 and $7,776 related to the long-term portion of the Company's deferred financing fees.

9.    ACCRUED EXPENSES

        Accrued expenses at December 31, 2007 and 2006, are as follows:

	2007	2006
Payroll and employee benefits	$10,778	$9,159
Insurance	6,553	8,798
Income and other taxes	4,690	5,897
Equipment leases	1,457	1,284
Interest	950	1,003
Fuel hedge liability	—	2,113
Other	912	1,938

Total	$25,340	$30,192

10.    RELATED PARTY

        In 2005, the president and minority owner of the demolition business ("Owner") purchased land and a building to accommodate new and expanded office and garage facilities for NASDI. During 2006, various improvements to the land, building, and interior office space were funded by NASDI. A portion of these expenditures were for the benefit of the Owner and therefore at December 31, 2006, there was a receivable from the Owner for $1,684 related to those expenditures. Repayment on this note, including $19 of interest was received in 2007. The remaining expenditures relate to leasehold improvements owned by NASDI which were capitalized and will be amortized over the lease term. NASDI signed a long-term lease with the Owner and began occupying the facilities in the fourth quarter of 2006. In 2007, NASDI paid the Owner of the property $306 for rent and property taxes.

11.    LONG-TERM DEBT

        Long-term debt at December 31, 2007 and 2006, is as follows:

	2007	2006
Senior bank debt:
Revolving loan	$21,500	$—
7 3/4% senior subordinated notes	175,000	175,000
Equipment term loan	—	17,550
Term loan B	—	2,135

	196,500	194,685
Current portion of long-term debt	—	(4,085)

Total	$196,500	$190,600

        On June 12, 2007, the Company entered into a new credit agreement (the "Credit Agreement") with LaSalle Bank National Association, as Administrative Agent and Issuing Lender, various other financial institutions as lenders and certain subsidiaries of the Company as Loan Parties. The new Credit Agreement, which refinanced and replaced the Company's former credit agreement, provides for a revolving credit facility of up to $155,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to

11.    LONG-TERM DEBT (Continued)

adjustment based upon the Company's ratio of Total Funded Debt to Adjusted Consolidated EBITDA (each as defined in the Credit Agreement).

        The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. Additionally, the obligations are secured by a perfected first priority lien on certain equipment of Great Lakes' subsidiary, Great Lakes Dredge & Dock Company, LLC ("GLDD Company"); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes' bonding company; a perfected first priority lien on the inter-company receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes' bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases and investments, and (iv) maintenance of certain financial covenants. As of December 31, 2007, the Company had $21,500 of borrowings and $24,713 of letters of credit outstanding resulting in $108,787 of availability on the facility.

        At December 31, 2007 and 2006, the Company's weighted-average borrowing rate under its current and former Credit Agreements was 8.00% and 9.56%, respectively. Amortization of deferred financing fees related to the Credit Agreement added 2.74% to the 2007 weighted-average borrowing rate. Deferred financing fees of $787 were written off as a result of refinancing the Credit Agreement.

        At December 31, 2007, the Company was in compliance with its various covenants under its Credit Agreement.

        Great Lakes has a $24,000 International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including our long-term land reclamation project in Bahrain ("Diyaar"). The Company's obligations under the agreement are guaranteed by the Company's foreign accounts receivable. In addition, the Export-Import Bank of the United States ("Ex-Im") has issued a guarantee under the Ex-Im Bank's Working Capital Guarantee Program which covers 90% of the obligations owing under the facility. At December 31, 2007 there were $18,600 letters of credit outstanding on this facility.

        The Company has $175,000 of 7 3/4% senior subordinated notes ("Notes"), which will mature on December 15, 2013. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including borrowings under the Credit Agreement. The Company's obligations under the Notes are guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries.

        The scheduled principle payments through the maturity date of the Company's long-term debt at December 31, 2007, are as follows:

Years Ending December 31
2008	$—
2009	—
2010	—
2011	—
2012	21,500
Thereafter	175,000

Total	$196,500

11.    LONG-TERM DEBT (Continued)

        The Company sometimes enters into capital lease arrangements to finance the acquisition of dozers, excavators, and automobiles. In 2007 and 2006, the Company entered into capital leases totaling $1,907 and $2,265, respectively. The current portion of capital lease obligations, in the amounts of $1,457 and $1,284, is included in accrued expenses at December 31, 2007 and 2006, respectively. The long-term portion of these leases is included in other long-term liabilities and totaled $1,421 and $1,530, respectively. The terms of these leases extend through 2010. The net book value of these assets was $5,171 and $4,520 at December 31, 2007 and 2006, respectively. Capital lease payments will be $1,116, $899, and $211 in 2008, 2009, and 2010, respectively and zero thereafter.

12.    RISK MANAGEMENT ACTIVITIES

        The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks. Such instruments are not used for trading purposes. As of December 31, 2007, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for domestic work in its backlog to be performed through October 2008. As of December 31, 2007, there were 3.3 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.11 to $2.45 per gallon. At December 31, 2007 the fair value asset on these contracts was estimated to be $775, based on quoted market prices and is recorded in current assets. At December 31, 2006, the fair value of these contracts was estimated to be a liability of $2,114, based on quoted market prices and is recorded in accrued expenses.

        The Company has designated its fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive loss, net of income taxes:

	2007	2006
Accumulated other comprehensive loss as of January 1	$(1,282)	$(209)
Net (gains) losses reclassified into costs of contract revenues from accumulated other comprehensive income—net of tax	(67)	886
Change in fair value of derivatives—net of tax	1,819	(1,959)

Accumulated other comprehensive income (loss) as of December 31	$470	$(1,282)

        Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains or losses included in accumulated other comprehensive loss at December 31, 2007, will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized.

        The Company has an interest rate swap arrangement, which was extended in July 2006 through December 15, 2013, to swap a notional amount of $50,000 from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company's 7 3/4% senior subordinated notes. The current portion of the fair value asset (liability) of the swap at December 31, 2007 and 2006 was $351 and ($201), respectively and is recorded in current assets and accrued expenses. The long-term portion of the fair value liability of the swap at December 31, 2007 and 2006 was $717 and $1,279, respectively and is recorded in other long-term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

        The Company had no foreign currency hedge contracts outstanding at December 31, 2007 and 2006.

13.    INCOME TAXES

        The provision (benefit) for income taxes as of December 31, 2007, 2006 and 2005, is as follows:

	2007	2006	2005
Federal:
Current	$6,207	$5,907	$(24)
Deferred	(705)	(5,844)	(1,420)
State:
Current	1,099	1,312	614
Deferred	(213)	(935)	(275)
Foreign—current	11	531	(259)

Total	$6,399	$971	$(1,364)

        The Company's income tax provision (benefit) reconciles to the provision at the statutory U.S. federal income tax rate as of December 31, 2007, 2006 and 2005, as follows:

	2007	2006	2005
Tax provision (benefit) at statutory U.S. federal income tax rate	$4,729	$1,159	$(2,742)
Increase federal deferred tax rate	889	—	—
State income tax—net of federal income tax benefit	599	(83)	130
Secondary offering expenses	249	—	—
Foreign tax credits	(300)	—	—
Write-off of goodwill	—	—	1,637
Foreign taxes deducted—net of federal income tax benefit	—	—	(226)
Other	233	(105)	(163)

Income tax provision (benefit)	$6,399	$971	$(1,364)

        At December 31, 2007 and 2006, the Company had net operating loss carryforwards for state income tax purposes totaling $1,849 and $817, respectively. The outstanding carryforwards will expire in 2021.

        The Company also has foreign net operating loss carryforwards of approximately $3,751 as of December 31, 2007 and 2006 which begin to expire in 2008 and will completely expire by 2013. A full valuation allowance has been established for the foreign net operating loss carryforwards in each of those years as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

        During the third quarter of 2005, the Company performed its annual assessment for the impairment of goodwill related to its demolition business. Based upon the results of this assessment, the Company recorded a non-cash write-down of $4,816, which impacted the federal tax provision for the year ended December 31, 2005, as noted above.

        Effective January 1, 2007, Great Lakes adopted FIN 48. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. The Company also adopted FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48"

        As a result of the implementation of FIN 48, the Company recognized a $1,458 decrease in the liability for unrecognized tax benefits. This was accounted for as an increase in retained earnings of $158 and a decrease to goodwill of $1,300. During the year ended December 31, 2007, the Company recorded additional unrecognized

13.    INCOME TAXES (Continued)

tax benefits of $513. As of December 31, 2007, the Company had $1,867 in unrecognized tax benefits, the recognition of which would have an impact of $599 on the effective tax rate. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next twelve months.

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. At January 1, 2007, the Company had approximately $586 accrued for interest and penalties. An additional amount of $195 was accrued for interest and penalties during the year, resulting in a year end balance of $781.

        The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2004 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2004. The Company is currently undergoing an audit with the State of Illinois for the 2005 and 2004 tax years. An Internal Revenue Service examination of the 2005 tax year was in process at December 31, 2007. It is expected that no material adjustments will result from either of these audits. In foreign jurisdictions in which the Company operates all significant years prior to 2004 are closed and are no longer subject to examination. Ongoing, routine examinations in Egypt and India are not expected to result in any material adjustments. An examination of the 2003 period by the Mexican tax authorities was completed in 2007 with no additional assessments imposed against the Company.

        The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period.

2007
Unrecognized Tax Benefits—January 1, 2007	$1,354
Gross increases—tax positions in prior period	280
Gross decreases—tax positions in prior period	—
Gross increases—current period tax positions	233
Settlements	—
Laps of statute of Limitations	—

Unrecognized Tax Benefits—December 31, 2007	$1,867

13.    INCOME TAXES (Continued)

        The Company's deferred tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Accrued liabilities	$7,987	$9,527
Other	82	35

	8,069	9,562

Deferred tax liabilities:
Depreciation and amortization	(81,576)	(85,237)
Other	(304)	(50)

	(81,880)	(85,287)

Total net deferred tax liabilities	$(73,811)	$(75,725)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$6,025	$9,100
Net noncurrent deferred tax liabilities	(79,836)	(84,825)

Total net deferred tax liabilities	$(73,811)	$(75,725)

        Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. Included in the above deferred income tax assets are Mexican and Puerto Rican net operating loss carryforwards of $1,095 as of December 31, 2007 and 2006. The Company has concluded that it is not more likely than not that these net operating losses will be utilized prior to their respective expiration dates; therefore, the Company has recorded a valuation allowance of $1,095 against the deferred income tax assets recorded for these net operating losses as of December 31, 2007 and 2006. With the exception of the foreign net operating loss carryfowards, a valuation allowance has not been recorded to reduce the balance of deferred tax assets at December 31, 2007, as the Company believes that it is more likely than not that the deferred income tax assets will ultimately be realized. During 2007, the Company increased its federal deferred tax rate to 35%. This increase in the tax rate resulted in deferred tax expense of $889 which adversely impacted the effective tax rate by 6.5%.

14.    LEASE COMMITMENTS

        The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2020. The equipment leases contain renewal or purchase options that specify prices at the then fair market value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company's Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

14.    LEASE COMMITMENTS (Continued)

        In July of 2007 the Company entered into a sale-leaseback transaction for the dredge Terrapin Island. The Company sold the vessel for $25,500 and paid down its revolver with the proceeds. The Company will lease the vessel through July 2017 under a long term operating lease.

        In 2006 the Company entered into a sale-leaseback transaction for the vessel Long Island. Proceeds from the sale were $12,000, of which $1,500 was placed in an escrow account, to be distributed upon termination of the lease. The lease is accounted for as an operating lease.

        Future minimum operating lease payments at December 31, 2007, are as follows:

Years Ending December 31
2008	$15,272
2009	13,547
2010	12,579
2011	12,368
2012	11,946
Thereafter	54,837

Total minimum lease payments	$120,549

        Total rent expense under long-term operating lease arrangements for the years ended December 31, 2007, 2006, and 2005, was $17,170, $15,942, and $16,344, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

15.    RETIREMENT PLANS

        The Company sponsors three 401(k) savings plans, one covering substantially all non-union salaried employees ("Salaried Plan") a second covering its non-union hourly employees ("Hourly Plan") and a third plan specifically for the Company's tugboat union. Under the Salaried and Hourly plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees' contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company's expense for matching and discretionary contributions for 2007, 2006, and 2005, was $3,510, $3,258, and $2,944, respectively. Participation in and contributions to the plan for the tugboat union are not significant.

        The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan's termination or the Company's withdrawal from a plan, the Company may be liable for a portion of the plan's unfunded vested benefits. However, information from the plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits. Total contributions to multi-employer pension plans for the years ended December 31, 2007, 2006, and 2005, were $5,650, $4,861, and $5,218, respectively.

16.    SEGMENT INFORMATION

        The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to

16.    SEGMENT INFORMATION (Continued)

evaluate performance between the two segments. Segment information for 2007, 2006, and 2005 is provided as follows:

	2007	2006	2005
Dredging:
Contract revenues	$439,838	$377,234	$374,262
Operating income	24,956	21,904	15,176
Depreciation and amortization	24,682	23,821	23,187
Total assets	576,320	489,551	469,914
Property and equipment—net	288,926	232,443	236,468
Goodwill	76,575	79,097	79,097
Investment in equity method investee	9,589	9,996	8,605
Capital expenditures	108,843	25,692	10,935
Demolition:
Contract revenues	75,923	48,746	49,137
Operating income	4,024	3,709	(2,514)
Depreciation and amortization	1,854	1,260	1,499
Total assets	48,042	38,808	37,323
Property and equipment—net	7,795	6,894	4,381
Goodwill	19,650	19,650	19,650
Investment in equity method investee	—	—	—
Capital expenditures	3,017	4,070	1,710
Total:
Contract revenues	515,761	425,980	423,399
Operating income	28,980	25,613	12,662
Depreciation and amortization	26,536	25,081	24,686
Total assets	624,362	528,359	507,237
Property and equipment—net	296,721	239,337	240,849
Goodwill	96,225	98,747	98,747
Investment in equity method investee	9,589	9,996	8,605
Capital expenditures	111,860	29,762	12,645

16.    SEGMENT INFORMATION (Continued)

        The Company classifies the revenue related to its dredging projects into the following types of work:

	2007	2006	2005
Capital dredging—U.S.	$129,569	$127,205	$161,125
Capital dredging—foreign	140,468	86,039	47,402
Beach nourishment dredging	90,142	94,476	92,746
Maintenance dredging	79,659	69,514	72,989

Total	$439,838	$377,234	$374,262

        The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2007, 2006, and 2005, as follows:

	2007	2006	2005
Contract revenues	$140,468	$86,039	$47,402
Costs of contract revenues	(121,258)	(66,706)	(43,066)

Gross profit	$19,210	$19,333	$4,336

        In 2007, 2006, and 2005 the majority of the Company's foreign revenue came from projects in the Middle East, primarily in Bahrain. The majority of the Company's long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company's foreign projects. As of December 31, 2007, 2006 and 2005 long-lived assets with a net book value of $73,044, $59,358 and $48,878, respectively, were employed outside of the U.S, including the Bahamas in 2007.

17.    CONCENTRATIONS OF RISK

        The Company's primary dredging customer is the U.S. Army Corps of Engineers (the "Corps"), which has responsibility for federally funded projects related to navigation and flood control. In 2007, 2006, and 2005, 36.2%, 36.7%, and 70.2%, respectively, of contract revenues were earned from dredging contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. Throughout 2006, the Company was able to diversify its customer base, successfully negotiating large land reclamation projects in the Middle East with foreign governments. In addition, the Company saw the market shift to more dredging work from private customers with the development of Liquid Natural Gas ("LNG") facilities. Additionally, state and local governments have begun funding a greater percentage of beach work, in the absence of federal support. At December 31, 2007, 2006, and 2005, approximately 22.9%, 33.7%, and 62.7%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government dredging contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company's dredging operations can be influenced by the level and timing of federal funding.

        In addition, the Company's work overseas is primarily with the government of Bahrain and accounted for 20.6%, 18.4% and 19.2% of total revenue in 2007, 2006 and 2005, respectively, At December 31, 2007, 2006, and 2005, approximately 29.4%, 23.0%, and 16.5%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with government of Bahrain.

18.    COMMITMENTS AND CONTINGENCIES

        Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company's operating equipment with a net book value of $83,110 at December 31, 2007. The bonding agreement contains provisions requiring the Company to maintain certain financial ratios and restricting the Company's ability to pay dividends, incur indebtedness, create liens, and take certain other actions. The bonding agreement was amended in connection with the new Credit Agreement the Company entered into in 2007. At December 31, 2007, the Company was in compliance with its various covenants under the bonding agreement. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $5 to $10 million. At December 31, 2007, the Company had outstanding performance bonds valued at approximately $332,525; however, the revenue value remaining in backlog related to these projects totaled approximately $215,969.

        As is customary with negotiated contracts and modifications or claims to competitively bid contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts, modifications or claims, and the applicable federal laws. The government has the ability to seek a price adjustment based on the results of such audit. Any such audits have not had and are not expected to have a material impact on the financial position, operations, or cash flows of the Company.

        Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

        On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina. The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. The Company has complied with all outstanding requests and has received no communications from the Justice Department since late summer 2007; however, the matter continues to remain open.

        The Company's results continue to be negatively impacted from the increase in reserves related to injury claims from our hourly workforce residing in Texas. In the normal course of business, the Company is party to various personal injury lawsuits for which it maintains insurance to cover claims that arise subject to a deductible. In 2006 and 2005, there was a substantial increase in suits filed in Texas due, in large part, to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers resident in Texas. During the first half of 2007, Maritime Jobs for Texas, a coalition of maritime employers worked to reform Texas venue law with regard to the type of personal injury suits the dredging industry has recently faced. On May 24, 2007, the Texas legislature passed a bill which removed in part certain venue rules favorable to would-be plaintiffs. As enacted, these legislative reforms could alleviate the increasing number of meritless personal injury suits facing the industry in Texas. Since the passage of this legislation, the Company has not been served with any personal injury lawsuits in Texas. In addition, with the settlement of several claims throughout 2007, the inventory of claims at the end of the year was significantly less compared to the start of the year. The Company's recorded self-insurance reserves represent its best estimate of the outcomes of outstanding claims and the Company does not believe that it is reasonably possible there will be a material adverse impact to the Company's financial position or results of operations or cash flows related to outstanding claims. However, the occurrence in the future of new claims of a similar nature is not possible to predict and while the Company does not believe that additional claims would have a material impact on the Company's financial position, it is possible they could be material to the results of operations and cash flows in future periods.

        On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005, (the

18.    COMMITMENTS AND CONTINGENCIES (Continued)

"Katrina Claims") Reed v. United States. Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company, and numerous other dredging companies, which completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (MRGO) between 1993 and 2005. The Reed complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The complaint alleges that this loss of natural barriers contributed to the failure of the levees as Katrina floodwaters damaged plaintiffs' property. The Reed complaint asserts claims of negligence, warranty, concealment, and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints. In addition, plaintiffs have filed one mass tort case. All these cases raise the same claims as Reed. One dredging company has filed a cross-claim seeking contribution and indemnification. The amount of claimed damages is not stated, but is presumed to be significant. On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina lawsuits against Great Lakes in the district court, including the lawsuits mentioned above, pending resolution of Great Lakes' exoneration and limitation claims. Great Lakes believes it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. On March 9, 2007, the District Court dismissed with prejudice the Reed claim and one mass tort claim against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. The Company expects that briefing on the appeal will be completed in Spring 2008 and that the Court will request oral argument. On April 20, 2007, the District Court set July 30, 2007 as the deadline by which all Katrina claims against Great Lakes must be filed in the limitation of liability proceedings; any claims not filed by this time will be barred. Roughly 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes, asserting the same basic theory of liability as in the Reed suit and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes. The other dredging companies have filed claims for contribution and indemnity. On September 7, 2007, Great Lakes filed a motion to dismiss all claims against it in the limitation proceeding. Briefing on the motion to dismiss is complete and the parties are now awaiting a ruling. Great Lakes believes that the Katrina claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

19.    SUBSEQUENT EVENT

        On January 28, 2008, the Company's Dredge New York sustained extensive damage as a result of being struck by an orange juice tanker in the approach channel to Port Newark, New Jersey. At the time of the collision the New York had commenced dredging on the Company's capital project in Newark Bay. The dredge is in dry dock undergoing repairs which are currently expected to be completed in June of 2008. This estimated timetable allows the Company to meet its obligations under both its Newark Bay and Port Jersey contracts with the Army Corps of Engineers. The New York is fully insured for hull, collision and pollution exposures under the insurance coverage of Great Lakes.

20.    SUBSIDIARY GUARANTORS

        The payment obligations of the Company under its 7 3/4% senior subordinated notes are guaranteed by all of the Company's domestic subsidiaries ("Subsidiary Guarantors"). Such guarantees are full, unconditional, and joint and several. The following supplemental condensed consolidating financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiary and for the Great Lakes Dredge & Dock Corporation ("GLD Corporation").

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,233	$6	$—	$—	$8,239
Accounts receivable—net	115,709	—	—	—	115,709
Receivables from affiliates	7,712	2,789	19,507	(30,008)	—
Contract revenues in excess of billings	13,828	—	—	—	13,828
Inventories	29,157	—	—	—	29,157
Prepaid expenses and other current assets	15,805	—	7,885	—	23,690

Total current assets	190,444	2,795	27,392	(30,008)	190,623
PROPERTY AND EQUIPMENT—Net	296,721	—	—	—	296,721
GOODWILL	96,225	—	—	—	96,225
OTHER INTANGIBLE ASSETS—Net	1,006	—	—	—	1,006
INVESTMENTS IN SUBSIDIARIES	2,795	—	454,481	(457,276)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	21,315	—	—	—	21,315
INVESTMENTS IN JOINT VENTURES	9,589	—	—	—	9,589
OTHER ASSETS	1,764	—	7,119	—	8,883

TOTAL	$619,859	$2,795	$511,694	$(509,986)	$624,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,542	$—	$10	$—	$77,552
Payables to affiliates	30,008	—	—	(30,008)	—
Accrued expenses	20,364	—	4,976	—	25,340
Billings in excess of contract revenues	5,437	—	—	—	5,437
Current portion of Long-Term Debt	—		—		—

Total current liabilities	133,351	—	4,986	(30,008)	108,329
LONG-TERM DEBT	—	—	196,500	—	196,500
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,278	—	78,558	—	79,836
OTHER	7,577	—	1,724	—	9,301

Total liabilities	164,908	—	281,768	(52,710)	393,966
REDEEMABLE PREFERRED STOCK
MINORITY INTEREST	—	—	2,061	—	2,061
STOCKHOLDERS' EQUITY (DEFICIT)	454,951	2,795	227,865	(457,276)	228,335

TOTAL	$619,859	$2,795	$511,694	$(509,986)	$624,362

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3,630	$10	$—	$—	$3,640
Accounts receivable—net	89,505	—	—	—	89,505
Receivables from affiliates	7,867	2,829	4,540	(15,236)	—
Contract revenues in excess of billings	9,561	—	—	—	9,561
Inventories	21,082	—	—	—	21,082
Prepaid expenses and other current assets	18,114	—	12,344	—	30,458

Total current assets	149,759	2,839	16,884	(15,236)	154,246
PROPERTY AND EQUIPMENT—Net	239,337	—	—	—	239,337
GOODWILL	98,747	—	—	—	98,747
OTHER INTANGIBLE ASSETS—Net	1,268	—	—	—	1,268
INVESTMENTS IN SUBSIDIARIES	2,839	—	359,294	(362,133)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	13,353	—	—	—	13,353
INVESTMENTS IN JOINT VENTURES	9,996	—	—	—	9,996
OTHER ASSETS	4,008	—	7,404	—	11,412

TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,382	$—	$444	$—	$57,826
Payables to affiliates	8,687	—	6,549	(15,236)	—
Accrued expenses	23,432	—	6,760	—	30,192
Billings in excess of contract revenues	19,195	—	—	—	19,195
Current portion of Long-Term Debt	1,950	—	2,135	—	4,085

Total current liabilities	110,646	—	15,888	(15,236)	111,298
LONG-TERM DEBT	15,600	—	175,000	—	190,600
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,225	—	83,600	—	84,825
OTHER	9,115	—	1,994	—	11,109

Total liabilities	159,288	—	276,482	(37,938)	397,832
MINORITY INTEREST	—	—	—	2,005	2,005
STOCKHOLDERS' EQUITY (DEFICIT)	360,019	2,839	129,802	(364,138)	128,522

TOTAL	$519,307	$2,839	$406,284	$(400,071)	$528,359

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

DECEMBER 31, 2007

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
CONTRACT REVENUES	$515,761	$—	$—	$—	$515,761
COST OF CONTRACT REVENUES	(446,730)	—	(1,084)	—	(447,814)

GROSS PROFIT	69,031	—	(1,084)	—	67,947
OPERATING EXPENSES
General and administrative expenses	(37,396)	(70)	(1,140)	—	(38,606)
Subpoena related expenses	(99)	—	—		(99)
Amortization of intangibles	(262)	—	—	—	(262)

Total operating income	31,274	(70)	(2,224)	—	28,980
INTEREST EXPENSE—Net	(3,333)	—	(14,129)	—	(17,462)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(45)	—	29,016	(28,971)	—
EQUITY IN EARNINGS OF JOINT VENTURE	1,993	—	—	—	1,993
MINORITY INTEREST	—	—	(56)	—	(56)

INCOME (LOSS) BEFORE INCOME TAXES	29,889	(70)	12,607	(28,971)	13,455
INCOME TAX (PROVISION) BENEFIT	(873)	25	(5,551)	—	(6,399)

NET INCOME (LOSS)	$29,016	$(45)	$7,056	$(28,971)	$7,056

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

DECEMBER 31, 2005

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
CONTRACT REVENUES	$423,399	$—	$—	$—	$423,399
COSTS OF CONTRACT REVENUES	(372,528)	—	482	—	(372,046)

GROSS PROFIT	50,871	—	482	—	51,353

OPERATING EXPENSES:
General and administrative expenses	(29,235)	(65)	(22)	—	(29,322)
Subpoena-related expenses	(2,865)	—	—	—	(2,865)
Amortization of intangible assets	(786)	—	—	—	(786)
Impairment of intangible assets	(5,718)	—	—	—	(5,718)

Total operating expenses	(38,604)	(65)	(22)	—	(38,691)

OPERATING INCOME (LOSS)	12,267	(65)	460	—	12,662
INTEREST EXPENSE—Net	(4,015)	—	(19,040)	—	(23,055)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(43)	—	55,561	(55,518)	—
EQUITY IN EARNINGS OF JOINT VENTURE	2,328	—	—	—	2,328
MINORITY INTEREST	—	—	—	(251)	(251)

INCOME (LOSS) BEFORE INCOME TAXES	10,537	(65)	36,981	(55,769)	(8,316)
PROVISION FOR INCOME TAXES	44,358	22	(48,573)	5,557	1,364

NET INCOME (LOSS)	$54,895	$(43)	$(11,592)	$(50,212)	$(6,952)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows from operating activities	$18,042	$(45)	$(24,281)	—	$(6,284)
Investing Activities
Purchases of property and equipment	(110,988)	—	—	—	(110,988)
Dispositions of property and equipment	28,599	—	—	—	28,599
Changes in restricted cash	2,923				2,923
Loan to related party	1,703	—	—	—	1,703

Net cash flows from investing activities	(77,763)	—	—	—	(77,763)
Financing Activities
Repayments of long-term debt	(19,685)	—	—	—	(19,685)
Borrowings under revolving loans, net of repayments	—	—	21,500	—	21,500
Net change in accounts with affiliates	87,953	41	(88,988)	—	(994)
Proceeds from issuance of new shares	—		91,769		91,769
Repayment of capital lease debt	(1,843)	—	—	—	(1,843)
Financing Fees	(2,101)				(2,101)

Net cash flows from financing activities	64,324	41	24,281	—	88,646

Net change in cash and equivalents	4,603	(4)	—	—	4,599
Cash and equivalents at beginning of year	3,630	10	—	—	3,640

Cash and equivalents at end of year	$8,233	$6	$—	$—	$8,239

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash flows from operating activities	$75,387	$(43)	$(41,445)	$—	$33,899
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29,762)	—	—	—	(29,762)
Dispositions of property and equipment	13,571	—	—	—	13,571
Cash received from (funded to) escrow	(3,635)				(3,635)
Loan to related party	(1,684)	—	—	—	(1,684)

Net cash flows from investing activities	(21,510)	—	—	—	(21,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(54,115)	—	—	—	(54,115)
Borrowings under revolving loans, net of repayments	—	—	(2,000)	—	(2,000)
Net change in accounts with affiliates	(43,493)	48	43,445	—	—
Proceeds from reverse merger	52,398				52,398
Payment of merger costs, net	(3,715)				(3,715)
Financing fees	(518)				(518)
Repayment of capital lease debt	(1,375)	—	—	—	(1,375)
Other	(25)				(25)

Net cash flows from financing activities	(50,843)	48	41,445	—	(9,350)

NET CHANGE IN CASH AND EQUIVALENTS	3,034	5	—	—	3,039
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	596	5	—	—	601

CASH AND EQUIVALENTS AT END OF YEAR	$3,630	$10	$—	$—	$3,640

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
CASH FLOWS FROM OPERATING ACTIVITIES—
Net cash flows from operating activities	$37,837	$(30)	$(27,527)	$—	$10,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,645)	—	—	—	(12,645)
Dispositions of property and equipment	5,468	—	—	—	5,468

Net cash flows from investing activities	(7,177)	—	—	—	(7,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,950)	—	(3,500)	—	(5,450)
Borrowings under revolving loans—net		—	2,000	—	2,000
Net change in accounts with affiliates	(27,196)	30	27,166	—	—
Repayment of capital lease debt	(1,014)	—	—	—	(1,014)

Net cash flows from financing activities	(30,160)	30	25,666	—	(4,464)

NET CHANGE IN CASH AND EQUIVALENTS	500	—	(1,861)	—	(1,361)
CASH AND CASH EQUIVALENTS—Beginning of year	1,957	5	—	—	1,962

CASH AND CASH EQUIVALENTS—End of year	$2,457	$5	$(1,861)	$—	$601

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

Report of Independent Public Accountants

To the Partners
Amboy Aggregates

        We have audited the accompanying consolidated balance sheets of Amboy Aggregates (A Joint Venture) and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income and partners' capital and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amboy Aggregates (A Joint Venture) and Subsidiary as of December 31, 2007 and 2006, and their results of operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  J.H. COHN LLP

Roseland, New Jersey
February 1, 2008

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$2,080,176	$1,330,484
Accounts receivable, net allowance for doubtful accounts of $125,000 and $288,269	3,499,714	4,892,772
Inventory	3,324,822	2,777,366
Prepaid expenses and other current assets	228,458	182,346
Due from affiliates	548,394	—

Total current assets	9,681,564	9,182,968
Property, plant and equipment, net of accumulated depreciation	3,625,895	4,467,930
Investment in joint venture	4,427,900	3,911,215
Deposits	605,025	2,007,687
Permits, net of accumulated amortization of $165,190 and $119,493	278,460	324,157

Totals	$18,618,844	$19,893,957

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$1,230,054	$1,593,819
Accrued expenses and other liabilities	332,587	233,834
Due general partners	5,704	1,520
Due affiliates	—	160,734

Total liabilities	1,568,345	1,989,907
Commitments and contingencies
Partners' capital	17,050,499	17,904,050

Totals	$18,618,844	$19,893,957

See Notes to Consolidated Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' CAPITAL

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Revenue—net sales	$27,821,400	$27,387,205	$28,362,519

Costs and expenses:
Costs of sales	23,968,815	23,118,759	22,753,086
Selling	54,409	197,312	218,351
General and administrative	1,463,990	1,270,963	1,836,329
Interest	7,625	20,822	14,596

Totals	25,494,839	24,607,856	24,822,362

Income from operations	2,326,561	2,779,349	3,540,157
Gain on sale of equipment	36,573	61,000
Equity in income of joint venture	1,516,685	1,134,600	1,051,598
Interest income	66,630	20,370	6,153

Net income	3,946,449	3,995,319	4,597,908
Partners' capital, beginning of year	17,904,050	15,208,731	13,985,823
Distributions	(4,800,000)	(1,300,000)	(3,375,000)

Partners' capital, end of year	$17,050,499	$17,904,050	$15,208,731

See Notes to Consolidated Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Operating activities:
Net income	$3,946,449	$3,995,319	4,597,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,620,247	1,466,052	1,303,561
Bad debt recovery	(163,269)
Amortization of permits	45,697	45,695	34,957
Gain on sale of equipment	(36,573)	(61,000)
Equity in income of joint venture, net of dividends received of $1,000,000 $675,000 and $500,000	(516,685)	(459,600)	(551,598)
Changes in operating assets and liabilities:
Accounts receivable	1,556,327	(73,225)	168,777
Inventory	(547,456)	(401,809)	(900,632)
Prepaid expenses and other current assets	(46,112)	(19,557)	54,973
Due from general partners and affiliates	(704,944)	271,537	(188,106)
Accounts payable	(363,765)	373,708	154,579
Accrued expenses and other liabilities	98,753	(37,649)	(640,484)

Net cash provided by operating activities	4,888,669	5,099,471	4,033,935

Investing activities:
Capital expenditures	(778,212)	(738,317)	(1,208,218)
Deposits	1,402,662	(2,007,687)
Increase in permits		(75,178)	(101,045)
Proceeds from sale of equipment	36,573	61,000

Net cash provided by (used in) investing activities	661,023	(2,760,182)	(1,309,263)

Financing activities-distributions	(4,800,000)	(1,300,000)	(3,375,000)

Net increase (decrease) in cash and cash equivalents	749,692	1,039,289	(650,328)
Cash and cash equivalents, beginning of year	1,330,484	291,195	941,523

Cash and cash equivalents, end of year	$2,080,176	$1,330,484	291,195

Supplemental disclosure of cash flow data:
Interest paid	$7,625	$20,822	$14,596

See Notes to Consolidated Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and business:

        Amboy Aggregates ("Amboy") was established on January 1, 1989 as an equal Joint Venture between Great Lakes Dredge and Dock Company and Ralph Clayton and Sons Materials, L.P.

        Amboy operates principally in one business segment which is to dredge, process, transport and sell fine aggregate in the New York Metropolitan area.

Note 2—Summary of significant accounting policies:

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

  Concentrations of credit risk:

        Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Partnership maintains its cash and cash equivalents with high credit quality financial institutions. At times, the Partnership's cash and cash equivalents exceed the current insured amount under the Federal Deposit Insurance Corporation of $100,000. At December 31, 2007, the Partnership had cash and cash equivalents with one bank that exceeded Federally insured limits in the amount of approximately $2,255,000.

        The Partnership generally extends credit to its customers, a significant portion of which are in the construction industry. During 2007, 2006 and 2005, approximately 61%, 54% and 70%, respectively, of the Partnership's net sales were derived from nonrelated major customers who accounted for approximately $2,281,000 and $3,070,000 of the accounts receivable balance at December 31, 2007 and 2006, respectively.

        The Partnership closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Partnership evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists at December 31, 2007.

  Inventory:

        Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of significant accounting policies: (Concluded)

  Property, plant and equipment:

        Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

  Investment in joint venture:

        The investment is recorded on the equity method.

  Permits:

        Costs incurred in connection with obtaining permits to dredge the Partnership's products are amortized on the straight-line basis over the term of the related permits. Amortization expense in each of the five years subsequent to December 31, 2007 is $45,697.

  Revenue recognition:

        Sales are recognized when revenue is realized or becomes realizable and has been earned. In general, revenue is recognized when the earnings process is complete and collectibility is reasonably assured which is usually upon shipment of the product. Amounts billed related to shipping and handling are included in revenue.

  Income taxes:

        Income or loss of the Partnership is includible in the income tax returns of the partners in proportion to their respective interests. Accordingly, there is no provision for income taxes in the accompanying consolidated financial statements.

Note 3—Inventory:

        Inventory consists of the following:

	2007	2006
Raw materials	$1,488,877	$1,227,487
Finished goods	1,596,504	1,440,672
Supplies	239,441	109,207

Totals	$3,324,822	$2,777,366

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Property, plant and equipment:

        Property, plant and equipment consists of the following:

	Range of Estimated Useful Lives (Years)	2007	2006
Land		$677,408	$677,408
Plant and equipment	3 to 15	9,710,739	9,618,992
Delivery equipment (Scows)	10 to 20	9,056,277	8,611,978
Dredging system	15 to 20	14,784,282	14,542,109
Office equipment and trailers	10	244,601	244,601
Automobiles and trucks	3 to 5	201,943	201,943

		34,675,250	33,897,031
Less accumulated depreciation		31,049,355	29,429,101

Totals		$3,625,895	$4,467,930

Note 5—Deposits:

        During November 2006, the Partnership entered into a purchase option agreement for the purchase of real property in the City of Newark. The Partnership had six months from the effective date of the purchase option agreement to complete its due diligence unless extended. On December 7, 2007, Newport, LLC commenced a civil action against the seller of the real property alleging that the seller failed to disclose required information concerning certain material environmental impediments affecting the intended use of the property. The claim concerns the return of deposit monies and associated property development costs for legal and engineering fees and punitive damages. As a result, as of December 31, 2007, the Partnership terminated its right to exercise the option. Total cost expended is approximately $755,000, of which $605,000 is included in other assets and the balance has been written off.

Note 6—Investment in joint venture:

        The Partnership has a 50% interest in a joint venture whose principal business activity is to process and sell fine aggregate and stone to additional markets in the New York Metropolitan area.

        In 2007, 2006 and 2005, the joint venture distributed $1,000,000, $675,000 and $500,000, respectively, to each 50% member of the joint venture.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Investment in joint venture: (Concluded)

        Summarized financial information of the joint venture as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 is as follows:

	2007	2006	2005
Balance sheet data:
Assets:
Current assets	$9,166,818	$8,278,090
Property, plant and equipment	2,212,528	1,074,891
Other	80,000	180,000

Total assets	$11,459,346	$9,532,981

Liabilities and members' equity:
Liabilities—current liabilities	$2,603,545	$1,710,551
Members' equity	8,855,801	7,822,430

Total liabilities and members' equity	$11,459,346	$9,532,981

Income statement data:
Net sales	$30,359,504	$24,906,112	$26,451,926
Costs and expenses	27,326,133	22,636,911	24,348,731

Net income	$3,033,371	$2,269,201	$2,103,195

Note 7—Accrued expenses and other liabilities:

        Accrued expenses and other liabilities consist of compensation of $332,587 and $233,834 at December 31, 2007 and 2006, respectively.

Note 8—Credit facility:

        The Partnership has available a $3,000,000 revolving credit facility, borrowings under which are secured by the Partnership's accounts receivable and inventory and bear interest at either the bank's base rate or the 60/90 day LIBOR plus 130 basis points and which expires on August 31, 2009. There is a stand-by fee of 1/2% per year on the unused portion of the revolving credit facility. The Partnership had no outstanding borrowings under the revolving credit facility at December 31, 2007 and 2006.

Note 9—Retirement plans:

  Pension plan:

        Employees covered by a union agreement are included in a multi-employer pension plan to which the Partnership makes contributions in accordance with the contractual union agreement. The Partnership made contributions of $381,112, $386,801 and $397,064 during the years ended December 31, 2007, 2006 and 2005, respectively. Plan benefit and net asset data for the multi-employer pension plan for union employees are not available.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Retirement plans: (Concluded)

  401(k) plan:

        The Partnership maintains a retirement plan qualifying under Section 401(k) of the Internal Revenue Code which allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, the Partnership makes contributions for the benefit of the employees, subject to certain limitations. The Partnership's contributions for the years ended December 31, 2007, 2006 and 2005 were $96,329, $92,579 and $87,888, respectively.

Note 10—Commitments and contingencies:

  License agreement:

        The Partnership has a license agreement through January 2013 with the State of New Jersey which enables the Partnership to dredge in the Ambrose Channel for commercial sand. Under this agreement, the State of New Jersey receives a royalty fee based on the amount of material dredged that is currently $.50 ($.47 in 2006 and 2005) per cubic yard. Royalties charged to operations during the years ended December 31, 2007, 2006 and 2005 amounted to $784,974, $738,845 and $748,405, respectively.

  Operating leases:

        The Partnership leases property and equipment under operating leases which expire on various dates through July 2011. The equipment leases provide for purchase options at the end of the fifth and tenth year. Rent expense approximated $473,000, $484,000 and $436,000 in 2007, 2006 and 2005, respectively. Future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2007 are as follows:

Year Ending December 31,	Amount
2008	$319,562
2009	283,951
2010	149,711
2011	29,249

Total	$782,473

  Litigation:

        In 2005, the City of South Amboy adopted a resolution declaring the Partnership's property in need of redevelopment. The determination is currently on appeal before the courts and the ultimate outcome is not determinable.

        Additionally, in the ordinary course of business, the Partnership is a party in various legal proceedings. In the opinion of management, resolution of these claims is not expected to have a material adverse impact on the financial position or results of operations of the Partnership.

Note 11—Related party transactions:

        During 2007, 2006 and 2005, the Partnership had sales to the joint venture and the other 50% member of the joint venture aggregating approximately $1,982,000, $907,000 and $1,230,000, respectively. In addition, during 2007, 2006 and 2005, the Partnership purchased merchandise from the joint venture aggregating

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Related party transactions: (Concluded)

approximately $989,000, $1,631,000 and $2,858,000, respectively. Amounts due to/from affiliates at December 31, 2007 and 2006 arose from these transactions.

        During 2005, the Partnership purchased merchandise from one of its members for approximately $42,000. Amounts due general partners arose from these transactions.

        During 2007, 2006 and 2005, the Partnership paid rent to an entity whose related members are partners of the Partnership totaling $180,000. The lease, which requires monthly payments of $15,000, expires in February 2008.

Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005

		Additions
Description	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Year ended December 31, 2005
Allowances deduction from assets to which they apply:
Allowances for doubtful accounts	508	162		(65)	605

Year ended December 31, 2006
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	605	161		(9)	757

Year ended December 31, 2007
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	757	750		(18)	1,489

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
Part I
  Item 1. Business
  ITEM 1A. Risk Factors
  Item 1B Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
Part III
  Item 10. Directors and Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits, Financial Statements Schedules
SIGNATURES
I. EXHIBIT INDEX
TABLE OF CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006
CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (In thousands, except share and per share amounts)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (In thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (In thousands, except share and per share amounts)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET DECEMBER 31, 2007 (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET DECEMBER 31, 2006 (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DECEMBER 31, 2007 (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DECEMBER 31, 2006 (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DECEMBER 31, 2005 (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006 (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005 (in thousands)
Index
AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006
AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' CAPITAL YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS