Form 10-Q
period 2008-03-31
Great Lakes Dredge & Dock CORP
filed 2008-05-12
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 9, 2008, 58,459,824 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2008

PART I — Financial Information

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31	December 31
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,532	$8,239
Accounts receivable — net	92,590	115,709
Contract revenues in excess of billings	21,939	13,828
Inventories	30,156	29,157
Prepaid expenses	9,173	6,710
Other current assets	25,539	16,980

Total current assets	190,929	190,623

PROPERTY AND EQUIPMENT — Net	304,744	296,721
GOODWILL	96,225	96,225
OTHER INTANGIBLE ASSETS — Net	940	1,006
INVENTORIES — Noncurrent	21,576	21,315
INVESTMENTS IN JOINT VENTURES	9,473	9,589
OTHER	8,464	8,883

TOTAL	$632,351	$624,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$76,854	$77,552
Accrued expenses	19,641	24,067
Billings in excess of contract revenues	9,786	5,437
Current portion of equipment debt	1,838	1,273

Total current liabilities	108,119	108,329

REVOLVING CREDIT FACILITY	29,500	21,500
7 3/4% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	81,337	79,836
OTHER	9,796	9,301

Total liabilities	403,752	393,966

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,239	2,061

STOCKHOLDERS’ EQUITY
Common stock—$.0001 par value; 90,000,000 authorized, 58,459,824 shares issued and outstanding at March 31, 2008 and December 31, 2007	6	6
Additional paid-in capital	260,669	260,669
Accumulated deficit	(34,983)	(32,810)
Accumulated other comprehensive income	668	470

Total stockholders’ equity	226,360	228,335

TOTAL	$632,351	$624,362

See notes to the unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31
	2008	2007

Contract revenues	$135,721	$126,732
Costs of contract revenues	123,749	113,018
Gross profit	11,972	13,714
General and administrative expenses	10,154	7,993
Subpoena-related expenses	—	2
Amortization of intangible assets	66	65
Operating income	1,752	5,654
Interest expense, net	(3,621)	(4,261)
Equity in earnings of joint ventures	134	262
Minority interest	(178)	(9)
Income (loss) before income taxes	(1,913)	1,646
Income tax (provision) benefit	733	(682)
Net income (loss)	$(1,180)	$964

Basic earnings (loss) per share	$(0.02)	$0.02
Basic weighted average shares	58,460	39,633

Diluted earnings (loss) per share	$(0.02)	$0.02
Diluted weighted average shares	58,460	44,697

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31
	2008	2007
Operating Activities
Net income (loss)	$(1,180)	$964
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	7,657	6,481
Earnings of joint ventures	(134)	(262)
Distribution from equity joint ventures	250	250
Minority interest	178	9
Deferred income taxes	1,382	(867)
Gain on dispositions of property and equipment	(121)	(73)
Amortization of deferred financing fees	488	467
Changes in assets and liabilities:
Accounts receivable	23,119	(17,505)
Contract revenues in excess of billings	(8,111)	3,738
Inventories	(1,260)	(5,601)
Prepaid expenses and other current assets	(11,116)	3,851
Accounts payable and accrued expenses	(5,997)	5,150
Billings in excess of contract revenues	4,349	4,441
Other noncurrent assets and liabilities	84	(78)
Net cash flows from operating activities	9,588	965

Investing Activities
Purchases of property and equipment	(12,938)	(7,117)
Dispositions of property and equipment	170	49
Repayment of loan to related party	—	1,703
Net cash flows used in investing activities	(12,768)	(5,365)

Financing Activities
Repayments of long-term debt	(485)	(2,623)
Borrowings under revolving loans, net of repayments	8,000	3,000
Cash proceeds from conversion of warrants	—	1,105
Dividends	(994)	—
Repayment of capital lease debt	(48)	(436)
Net cash flows from financing activities	6,473	1,046
Net change in cash and equivalents	3,293	(3,354)
Cash and equivalents at beginning of period	8,239	3,640
Cash and equivalents at end of period	$11,532	$286

Supplemental Cash Flow Information
Cash paid for interest	$501	$797
Cash paid for income taxes	$4,303	$3,213

Non-cash Investing Activity
Capital expenditures in accounts payable	$4,291	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

1.              Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.              Comprehensive income

Total comprehensive income (loss) is comprised of the Company’s net income (loss) and net unrealized gains (losses) on cash flow hedges as discussed in Note 4 below. Total comprehensive income (loss) for the three months ended March 31, 2008 and 2007 was $(982) and $2,025, respectively.

3.              Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Great Lakes had no dilutive securities outstanding during the three month period ended March 31, 2008.  At January 1, 2007, Great Lakes had 18.4 million of warrants to purchase the Company’s common stock outstanding and exercisable.  By December 31, 2007 all of these warrants had been exercised or redeemed.  The potentially dilutive impact of these shares prior to the redemption date is included in the calculation of diluted earnings per share at March 31, 2007 based on the application of the treasury stock method. The computations for basic and diluted earnings (loss) per share from continuing operations are as follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income (loss) - numerator for basic earnings per share	$(1,180)	$964
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	58,460	39,633
Effect of dilutive securities:
Dilutive impact of warrants to purchase common stock	—	5,064
Denominator for diluted earnings per share adjusted weighted average shares	58,460	44,697

Basic earnings (loss) per share	$(0.02)	$0.02

Diluted earnings (loss) per share	$(0.02)	$0.02

4.              Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the adoption did not have an impact on the Corporation’s consolidated financial condition, results of operations or cash flows.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At March 31, 2008, the Company held certain derivative contracts, which the Company’s uses to manage commodity price and interest rate risk.  Such instruments are not used for trading purposes.  The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Fuel hedge contracts	$1,102	$—	$1,102	$—
Interest rate swap contracts	426	—	—	426
Total assets measured at fair value	$1,528	$—	$1,102	$426

Fuel Hedge Contracts

As of March 31, 2008, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2008. As of March 31, 2008, there were 2.4 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.19 to $2.48 per gallon. At March 31, 2008 and December 31, 2007, the fair value asset on these contracts was estimated to be $1,102 and $775, respectively and is recorded in current assets.  Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains included in accumulated other comprehensive income at March 31, 2008 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized.  The fair values of fuel hedges are verified based on inputs that are readily available in public markets therefore, the Company has categorized these fuel hedges as Level 2.

Interest Rate Swap Contracts

In February 2004, the Company entered into an interest rate swap arrangement, which is effective through December 15, 2013, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt. The interest rate swaps contain a provision whereby the counterparties have the right to terminate the contracts at any time after December 15, 2008.  The current portion of the fair value asset of the swap at March 31, 2008 and December 31, 2007 was $1,090 and $351, respectively, and is recorded in current assets. The long term portion of the fair value liability of the swap at March 31, 2008 and December 31, 2007 was $664 and $717, respectively and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.  The Company verifies the fair value of the interest rate swaps using a quantitative model that contains both observable and unobservable inputs.  The unobservable inputs relate primarily to the termination provision of the interest rate swap contracts.  The Company believes that these unobservable inputs are significant and accordingly the Company has categorized these interest rate swap contracts as Level 3.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Interest Rate
Swap
Balance at 12/31/07	$(365)
Transfers to Level 3	—
Total gains or (losses) (realized or unrealized):
Included in earnings	791
Included in other comprehensive income	—
Purchases and settlements (net)	—
Balance at 3/31/08	$426

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of the Company’s variable rate debt (primarily bank debt) approximates fair values, based on prevailing market rates.   The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $158,813 at March 31, 2008, based on indicative market prices.

5.              Accounts receivable

Accounts receivable at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
Completed contracts	$30,271	$28,048
Contracts in progress	42,372	68,197
Retainage	21,197	20,953
	93,840	117,198
Allowance for doubtful accounts	(1,250)	(1,489)

Total accounts receivable	$92,590	$115,709

6.              Contracts in progress

The components of contracts in progress at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$228,478	$216,701
Amounts billed	(207,045)	(203,347)
Costs and earnings in excess of billings for contracts in progress	21,433	13,354
Costs and earnings in excess of billings for completed contracts	506	474
Total contract revenues in excess of billings	$21,939	$13,828

Prepaid contract costs (included in prepaid expenses)	$5,067	$2,618

Billings in excess of costs and earnings:
Amounts billed	$(99,068)	$(61,067)
Costs and earnings for contracts in progress	89,282	55,630

Total billings in excess of contract revenues	$(9,786)	$(5,437)

7.              Intangible assets

The net book value of intangible assets is as follows:

		Accumulated
	Cost	Amortization	Net
As of March 31, 2008:

Demolition segment customer relationships	1,093	760	333
Software and databases	1,209	602	607
	$2,302	$1,362	$940

		Accumulated
	Cost	Amortization	Net
As of December 31, 2007

Demolition segment customer relationships	1,093	730	363
Software and databases	1,209	566	643

Total	$2,302	$1,296	$1,006

8.              Investment in joint ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended
	March 31,
	2008	2007

Revenue	$4,797	$5,012

Gross Profit	$691	$1,229

Net income	$268	$524

Great Lakes 50% share	$134	$262

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

The Company and its Amboy joint venture partner each own a 50% interest in land, which is adjacent to the Amboy property and is used in connection with the Amboy operations. The Company’s recorded share of the property is $1,047 and is reflected in investments in joint ventures.

For the three months ended March 31, 2008 and 2007, the Company received distributions from Amboy totaling $250.

9.              Accrued expenses

Accrued expenses at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
Insurance	$8,373	$6,553
Payroll and employee benefits	4,737	10,778
Interest	4,374	950
Income and other taxes	1,044	4,690
Other	1,113	1,096
Total accrued expenses	$19,641	$24,067

10.       Income taxes

The Company provides for income taxes in interim periods based on an estimated annual effective tax rate adjusted for items that are discrete to each period.  Significant items impacting the effective tax rate at March 31, 2008 and 2007 include non-deductible meals and entertainment expenses and amounts associated with FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”).  Effective January 1, 2007, Great Lakes adopted FIN 48, which requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  The Company also adopted FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”.

The uncertain tax positions of the Company as of March 31, 2008 and December 31, 2007, totaled $1,922 and $1,867, respectively.  At March 31, 2008 and December 31, 2007, approximately $635 and $599, respectively, of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next twelve months.  The Company’s continuing practice is to record interest and penalties related to income tax matters in income tax expense.  For the three months ended March 31, 2008 and 2007, the Company accrued $46 and $54, respectively, for interest and penalties.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2004 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2004. The Company is currently undergoing an examination by the State of Illinois for the 2005 and 2004 tax years. An Internal Revenue Service examination of the 2005 tax year is in process as of March 31, 2008. In foreign jurisdictions in which the Company operates, all significant years prior to 2004 are closed and are no longer subject to examination. While the Company does not expect material adjustments will result from such examinations, it is possible that federal, state or foreign authorities may challenge tax positions taken by the Company, and seek payment for additional taxes and penalties.  While no assurance can be given, the Company does not believe the results of these examinations will have a material effect on its financial position, results of operations, or cash flows

11.       Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended
	March 31,
	2008	2007
Dredging
Contract revenues	$100,211	$115,372
Operating income	(1,090)	4,811

Demolition
Contract revenues	$35,510	$11,360
Operating income	2,842	843

Total
Contract revenues	$135,721	$126,732
Operating income	1,752	5,654

In addition, foreign dredging revenue of $32,834 for the quarter ended March 31, 2008 was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

12.       Commitments and contingencies

Commercial commitments

Great Lakes has a secured $155,000 bank credit facility, which matures in June 2012.  This credit facility provides for revolving loans, letters of credit and swingline loans.  As of March 31, 2008, Great Lakes had $29,500 of revolver borrowings and $22,581 of letters of credit outstanding under this facility.

Great Lakes obtains its performance, bid and payment bonds through a bonding agreement with a surety company.  The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects.  As of March 31, 2008, Great Lakes had outstanding bonds valued at $293,917; however, the revenue value remaining in backlog related to these projects totaled approximately $210,004.

Great Lakes has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts.  As of March 31, 2008, Great Lakes had $18,491 of letters of credit outstanding under this facility.

Great Lakes has also issued $175,000 of senior subordinated notes, which mature in December 2013.

Great Lakes’ obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of Great Lakes’ assets.  As of December 31, 2007, the net book value of the Company’s operating equipment securing the Company’s obligations under it bank credit facility and bonding agreement was approximately $77,000 and $83,000, respectively.  Great Lakes’ obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable.  Great Lakes’ obligations under its senior subordinated notes are unsecured.

Great Lakes’ bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including a limitation on dividends, limitations on redemption and repurchases of capital stock, limitations on the incurrence of indebtedness and requirements to maintain certain financial covenants.

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

Legal proceedings and other contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against Great Lakes and certain of its subsidiaries.  These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.  For a discussion of these matters, please refer to Note 18 Commitments and Contingencies reported in Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2007.  Except as noted below, there have been no material changes or developments in these matters since December 31, 2007.

During the first quarter of 2008, one personal injury lawsuit related to our hourly workforce in Texas was filed against the Company. The lawsuit was filed in Harris County, Texas, in accordance with the new venue statute which was enacted in May, 2007.  This lawsuit is the first personal injury lawsuit served on the Company in Texas since the passage of the venue legislation.  The Company continues to record self-insurance reserves, which represent its best estimate of the outcomes of outstanding claims and the Company does not believe that it is reasonably possible there will be a material adverse impact to the Company’s financial position, results of operations or cash flows related to outstanding claims. However, the occurrence in the future of new claims of a similar nature is not possible to predict and while the Company does not believe that additional claims would have a material impact on the Company’s financial position, it is possible they could be material to the results of operations and cash flows in future periods.

13.       Effects of recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Great Lakes will assess the impact, if any, that  SFAS 141(R) will have on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS 160 as of January 1, 2009 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities to provide greater disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The principal impact to the Company of adopting SFAS 161 will be to require the Company to expand its disclosure regarding its derivative instruments.

14.       Subsequent event

Prior to April 30, 2008, the Company owned 85% of the outstanding shares of North American Site Developers, Inc., a Massachusetts corporation (“NASDI Inc”), and Christopher A. Berardi, the President of NASDI Inc, owned the remaining 15% of NASDI Inc.  On April 30, 2008, the Company acquired Mr. Berardi’s 15% share and the Company and Mr. Berardi entered into a series of transactions for the purpose of restructuring the Company’s arrangements with Mr. Berardi.

As a result of these restructuring transactions, among other things, NASDI Inc. was converted into a newly formed Delaware limited liability company (“NASDI”).  The Company is the owner of 100% of NASDI’s Class A interests. The Class A interests are entitled to a $28,000 liquidation preference with respect to the proceeds of the disposition of NASDI to a third party.  In addition, the Class A interests are the only interests in NASDI with voting rights.  The Company also owns 65% of NASDI’s Class B interests.  The remaining 35% of the Class B interests are owned by Mr. Berardi.  The owners of NASDI’s Class B interests are entitled to receive all of NASDI’s cash flows from operations, pro rata in proportion to their percentage ownership interest.

Pursuant to Mr. Berardi’s employment agreement, in the event of a sale of all or a material portion of NASDI, Mr. Berardi is entitled to a cash payment equal to 35% of the proceeds received by the Company in connection with the disposition of NASDI to a third party but such payment shall not exceed $9,800.

15.       Supplemental unaudited condensed consolidating financial information

Included in the Company’s long-term debt is $175,000 of 7¾% senior subordinated notes which will mature on December 15, 2013. The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiary and for the Company, exclusive of its subsidiaries  (“GLDD Corporation”).

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
ASSETS	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
CURRENT ASSETS:
Cash and cash equivalents	$11,526	$6	$—	$—	$11,532
Accounts receivable—net	92,590	—	—	—	92,590
Contract revenues in excess of billings	21,939	—	—	—	21,939
Inventories	30,156	—	—	—	30,156
Prepaid expenses and other current assets	23,178	—	11,534	—	34,712
Total current assets	179,389	6	11,534	—	190,929

PROPERTY AND EQUIPMENT—Net	304,744	—	—	—	304,744
GOODWILL	96,225	—	—	—	96,225
OTHER INTANGIBLE ASSETS—Net	940	—	—	—	940
INVESTMENTS IN SUBSIDIARIES	2,785	—	454,947	(457,732)	—
RECEIVABLE FROM AFFILIATES	7,691	2,779	17,975	(28,445)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	27,242	(27,242)	—
INVENTORIES	21,576	—	—	—	21,576
INVESTMENTS IN JOINT VENTURES	9,473		—	—	9,473
OTHER ASSETS	1,746		6,718	—	8,464
TOTAL	$624,569	$2,785	$518,416	$(513,419)	$632,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,804	$—	$50	$—	$76,854
Accrued expenses	15,014	—	4,627	—	19,641
Billings in excess of contract revenues	9,786	—	—	—	9,786
Current portion of equipment debt	1,838		—		1,838
Total current liabilities	103,442	—	4,677	—	108,119

REVOLVING CREDIT FACILITY	—	—	29,500	—	29,500
7 3/4% SENIOR SUBORDINATED DEBT	—	—	175,000	—	175,000
PAYABLE TO AFFILIATES	28,445	—	—	(28,445)	—
NOTES PAYABLE TO AFFILIATES	27,242	—	—	(27,242)	—
DEFERRED INCOME TAXES	1,272	—	80,065	—	81,337
OTHER	8,120	—	1,676	—	9,796
Total liabilities	168,521	—	290,918	(55,687)	403,752
MINORITY INTEREST	—	—	2,239	—	2,239
STOCKHOLDERS’ EQUITY	456,048	2,785	225,259	(457,732)	226,360
TOTAL	$624,569	$2,785	$518,416	$(513,419)	$632,351

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2007

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,233	$6	$—	$—	$8,239
Accounts receivable—net	115,709	—	—	—	115,709
Receivables from affiliates	7,712	2,789	19,507	(30,008)	—
Contract revenues in excess of billings	13,828	—	—	—	13,828
Inventories	29,157	—	—	—	29,157
Prepaid expenses and other current assets	15,805	—	7,885	—	23,690

Total current assets	190,444	2,795	27,392	(30,008)	190,623
PROPERTY AND EQUIPMENT—Net	296,721	—	—	—	296,721
GOODWILL	96,225	—	—	—	96,225
OTHER INTANGIBLE ASSETS—Net	1,006	—	—	—	1,006
INVESTMENTS IN SUBSIDIARIES	2,795	—	454,481	(457,276)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	21,315	—	—	—	21,315
INVESTMENTS IN JOINT VENTURES	9,589	—	—	—	9,589
OTHER ASSETS	1,764	—	7,119	—	8,883

TOTAL	$619,859	$2,795	$511,694	$(509,986)	$624,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,542	$—	$10	$—	$77,552
Payables to affiliates	30,008	—	—	(30,008)	—
Accrued expenses	19,091	—	4,976	—	24,067
Billings in excess of contract revenues	5,437	—	—	—	5,437
Current portion of equipment debt	1,273		—		1,273

Total current liabilities	133,351	—	4,986	(30,008)	108,329
REVOLVING CREDIT FACILITY	—	—	21,500	—	21,500
7 ¾% SENIOR SUBORDINATED NOTES			175,000		175,000
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,278	—	78,558	—	79,836
OTHER	7,577	—	1,724	—	9,301

Total liabilities	164,908	—	281,768	(52,710)	393,966
MINORITY INTEREST	—	—	2,061	—	2,061
STOCKHOLDERS’ EQUITY (DEFICIT)	454,951	2,795	227,865	(457,276)	228,335

TOTAL	$619,859	$2,795	$511,694	$(509,986)	$624,362

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$135,721	$—	$—	$—	$135,721
COST OF CONTRACT REVENUES	(123,749)	—	—	—	(123,749)
GROSS PROFIT	11,972	—	—	—	11,972

OPERATING EXPENSES
General and administrative expenses	(9,978)	(15)	(161)	—	(10,154)
Amortization of intangibles	(66)	—	—	—	(66)
Total operating income	1,928	(15)	(161)	—	1,752

INTEREST EXPENSE—Net	(609)	—	(3,012)	—	(3,621)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(10)	—	465	(455)	—
EQUITY IN EARNINGS OF JOINT VENTURE	134	—	—	—	134
MINORITY INTEREST	—	—	(178)	—	(178)

INCOME (LOSS) BEFORE INCOME TAXES	1,443	(15)	(2,886)	(455)	(1,913)

INCOME TAX (PROVISION) BENEFIT	(978)	5	1,706	—	733

NET INCOME (LOSS)	$465	$(10)	$(1,180)	$(455)	$(1,180)

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$13,516	$(10)	$(3,918)	—	$9,588
Investing Activities
Purchases of property and equipment	(12,938)	—	—	—	(12,938)
Dispositions of property and equipment	170	—	—	—	170
Net cash flows from investing activities	(12,768)	—	—	—	(12,768)
Financing Activities
Repayments of long-term debt	(485)	—	—	—	(485)
Borrowings under revolving loans	—	—	8,000	—	8,000
Net change in accounts with affiliates	6,697	10	(6,707)	—	—
Dividends Paid	(994)	—	—	—	(994)
Repayment of capital lease debt	(48)	—	—	—	(48)
Net cash flows from financing activities	5,170	10	1,293	—	6,473
Net change in cash and equivalents	5,918	—	(2,625)	—	3,293
Cash and equivalents at beginning of year	8,233	6	—	—	8,239
Cash and equivalents at end of year	$14,151	$6	$(2,625)	$—	$11,532

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge and Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in other securities filings by Great Lakes with the SEC.

Although Great Lakes believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. Great Lakes’ future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in the Company’s Quarterly Report on Form 10-Q are made only as of the date hereof and Great Lakes does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

General

The Company is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The Army Corps of Engineers (the “Corps”) has responsibility for federally funded projects related to navigation and flood control of the U.S. waterways and is the Company’s primary customer in the U.S. The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced an average combined U.S. bid market share of 39% over the last three fiscal years (2005 to 2007).  The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”).  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 23% of its dredging revenues over the last three fiscal years.

The Company’s subsidiary, NASDI, LLC (“NASDI”), is a demolition service provider located in the Boston, Massachusetts area.  NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials.  See Note 14 to the Condensed Consolidated Financial Statements for a description of the restructuring transactions effected by the Company and Mr. Berardi on April 30, 2008.  The operations of NASDI have not changed as a result of these restructuring transactions.

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interests in Amboy Aggregates (“Amboy”) and in its interest in an adjoining land investment joint venture, which are accounted for using the equity method.

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Contract revenues	100.0%	100.0%
Costs of contract revenues	(91.2)	(89.2)
Gross profit	8.8	10.8
General and administrative expenses	(7.5)	(6.3)
Amortization of intangible assets	(0.1)	(0.1)
Operating income	1.2	4.5
Interest expense, net	(2.6)	(3.4)
Equity in earnings of joint ventures	0.1	0.1
Minority interest	(0.1)	(0.0)
Income (loss) before income taxes	(1.4)	1.2
Income tax (provision) benefit	0.5	(0.5)
Net income (loss)	(0.9)%	0.6%

EBITDA	6.9%	9.8%

EBITDA, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends.  The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of its primary stakeholders (i.e. its bondholders, banks and investors) use EBITDA to evaluate the Company’s period to period performance.   Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon EBITDA to assess performance for purposes of determining compensation under its incentive plan.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with accounting principles generally accepted in the United States of America  (“GAAP”) including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.  As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business.  For these reasons, the Company uses operating income to measure its operating performance and uses EBITDA only as a supplement.  EBITDA is reconciled to net income (loss) in the table of financial results as follows.

	Three Months Ended
	March 31,
	2008	2007

Net income (loss)	$(1,180)	$964
Adjusted for:
Interest expense, net	3,621	4,261
Income tax expense (benefit)	(733)	682
Depreciation and amortization	7,657	6,481
EBITDA	$9,365	$12,388

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues and backlog as of the periods indicated:

	Three Months Ended
	March 31,
Revenues (in thousands)	2008	2007
Dredging:
Capital - U.S.	$31,021	$15,876
Capital - foreign	32,834	25,384
Beach	18,113	36,790
Maintenance	18,242	37,322
Demolition	35,511	11,360
	$135,721	$126,732

	March 31,
Backlog (in thousands)	2008	2007
Dredging:
Capital - U.S.	$164,179	$60,411
Capital - foreign	90,317	159,374
Beach	19,665	38,858
Maintenance	26,160	8,609
Demolition	29,173	15,158
	$329,494	$282,410

Revenues for the quarter ended March 31, 2008 were $135.7 million, an increase of 7% from $126.7 million during the same period a year earlier. The 2008 first quarter activity reflected a decrease in dredging equipment utilization that was more than offset by a sizeable contribution from the demolition segment.  NASDI generated revenues of $35.5 million versus $11.4 million during the first quarter of 2007.    NASDI activity has increased since the third quarter of 2007 primarily as a result of three large projects that will be substantially complete in the second quarter of 2008.  Foreign dredging operations continued to be strong, producing 33% of dredging revenues in the quarter versus 22% last year.  Beach work was down as state and local governments continue to experience delays in getting the approvals necessary to put projects out to bid.  These delays have become increasingly significant as state and local governments play a growing role in funding beach nourishment projects.  Contributing to decreased dredging utilization  was the mobilization to the Middle East of four dredges, in particular the dredge Texas, which has been a big contributor to the Company’s financial results in previous quarters.  In addition, the dredge New York was in dry dock undergoing repairs because it sustained extensive damage when it was struck by an orange juice tanker on January 28, 2008.  This dredge is currently expected to resume operation late in the second quarter.

Gross margin for the first quarter of 2008 was 8.8% versus 10.8% for the first quarter of 2007.  This decrease in gross margin was due to lower dredging utilization rates and a substantial amount of subcontract work in the projects that drove the increased demolition business activity.

Operating income in the 2008 first quarter decreased to $1.8 million from $5.7 million a year ago. This decrease was the result of the lower gross profit noted above, as well as an increase in general and administrative expenses.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue increased $15.1 million in the 2008 first quarter, or 95%, compared to the same quarter of 2007.  The Company’s domestic capital dredging revenues of $31.0 million in the first quarter of 2008 were substantially generated by continuing work on port deepening projects in Newark Bay and Port Jersey, both in the New York/New Jersey channels and the Columbia River deepening project on the West Coast.  Revenues from foreign capital dredging operations in the first quarter of 2008 totaled $32.8, an increase of $7.4 million, or 29%, from first quarter 2007 revenues of $25.4 million.  The 2008 first quarter foreign revenues were substantially generated by continuing work in Bahrain on the Diyaar land development project, as well as two other land reclamation projects.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Beach revenue in the 2008 first quarter was $18.1 million compared to $36.8 million in the first quarter of 2007.  This was due primarily to the low amount of beach backlog at year end as well as the decreased level of beach work bid in the first quarter of 2008 as many entities, such as state and local governments, delayed projects to later in 2008 due to permitting difficulties.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenue in the 2008 first quarter totaled $18.2 million compared to $37.3 million in the first quarter of 2007.  First quarter 2007 maintenance revenue was very strong while the 2008 first quarter revenue returned to more historical levels.  A number of maintenance projects contributed to this quarter’s revenue, including dredging in Baltimore, MD, the Mississippi River, Savannah, GA and Wilmington, NC.

The Company’s general and administrative expenses totaled $10.2 million for the first quarter of 2008, an increase of $2.2 million from the same quarter of 2007.   The increase was primarily due to higher incentive pay in the demolition business attributable to strong results and normal annual salary increases.

Interest expense, net was $3.6 million for the first quarter of 2008, a reduction of $0.6 million from the first quarter of last year.  This savings resulted from the market value of the Company’s interest rate swap increasing by $0.6 million versus the first quarter of 2007.

The income tax benefit for the quarter ended March 31, 2008 was $0.7 million compared to income tax expense of $0.7 million for the same period in 2007 as a result of the Company’s pre-tax loss for the period.

The Company recorded a net loss of $1.2 million, or ($0.02) per diluted share, in the first quarter of 2008 compared with net income of $1.0 million, or $0.02 per diluted share, in the first quarter of 2007.

EBITDA (as defined on page 20) of $9.4 million for the 2008 first quarter was down 24% from $12.4 million in first quarter of 2007 primarily due to the mobilizations of dredging equipment to the Middle East, the lower level of beach work going into the quarter and the impact of the temporary loss of the dredge New York.

Results by segment

Dredging

Dredging revenues for the three months ended March 31, 2008 were $100.2 million compared to $115.4 million for the same period of 2007. First quarter 2008 dredging revenues were driven by domestic capital and foreign work, as the beach market was adversely impacted by funding and permitting delays and the maintenance market was down compared to a very strong first quarter of 2007.   The dredging segment incurred an operating loss of $1.0 million for the quarter ended March 31, 2008, compared to operating income of $4.8 million for the same period of 2007.  Operating income was negatively impacted by the decrease in revenue, a decrease in margins as fixed expenses increased relative to the lower level of dredging equipment utilization and the increase in general and administrative expenses.

Demolition

Demolition revenues for the three months ended March 31, 2008 totaled $35.5 million compared to $11.4 million for the same period of 2007. Over the last two years NASDI had been consistently producing $11 to $13 million of revenue per quarter but since the third quarter of 2007 revenues have increased significantly.    The demolition segment generated operating income of $2.8 million for the three months ended March 31, 2008 compared to operating income of $0.8 million for the same period of 2007.  This increase is attributable to higher revenues that more than offset the impact of the lower margin work and an increase in general and administrative expenses.

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

The first quarter 2008 domestic dredging bid market, representing work awarded during the period, totaled $210 million compared to $116.5 million during the first quarter of 2007.  The 2008 bid market was driven by maintenance work, including projects on the Mississippi River and one on the West Coast.  Great Lakes won a 28% share of the first quarter bid market including the maintenance project on the West Coast, several smaller maintenance projects and a beach project. The remaining option for the Newark Bay capital project was also awarded. In addition, in April, the Company was low bidder on a capital project in the Kill Van Kull New York/New Jersey Channel valued at just over $115 million.  Once this project is awarded it will be included in the bid market statistics and backlog.  The work from the Newark Bay and Port Jersey projects coupled with the new low bid for the work in the Kill Van Kull Channel will provide steady utilization for our mechanical backhoe Dredge New York, once it is back in service, into 2010 and a clamshell dredge and our drill boat Apache through 2009.

Given the Company’s bidding success over the last few quarters, dredging backlog at March 31, 2008 totaled $300.3 million compared with $267.3 million at March 31, 2007.  The March 31, 2008 backlog does not reflect approximately $282 million of low bids pending award and additional options pending on projects currently in backlog.  This number consists of approximately $172 million for various projects in Bahrain, including the second phase of the Diyaar land reclamation contract, which is currently expected to be awarded this year with the balance of $110 million relating to domestic projects.  The March 31, 2007 dredging backlog excludes approximately $256 million of pending work; $156 million for work in Bahrain and $100 million of domestic work.

Demolition services backlog at March 31, 2008 was $29.2 million, compared with $15.2 million a year earlier.  Backlog for the demolition unit increased significantly during the second quarter of 2007 and has remained at a high level thereafter.  Increased backlog levels translated to record revenue for the demolition segment during the second half of 2007 and into the first quarter of 2008.  While the large projects driving these high revenues will be substantially complete in the second quarter of 2008, current backlog still includes numerous projects with $1.0 million or more in remaining revenue.

Market Outlook

The Water Resources Development Act (“WRDA”), the primary vehicle for authorizing capital projects to deepen the nation’s ports, and the 2008 federal budget were both passed in the last few months.   While WRDA authorizes capital projects,  the budgeting process appropriates funding for projects.  The 2008 budget that was passed was higher than previous years but halfway through the fiscal year it is still difficult to identify the projects for which the funds are to be spent.  Notably, however, during the first quarter’s bid market  the Corps was able to reprogram funds from other areas to meet the emergency needs created by flooding of the Mississippi River.  This was one of the reasons for the increased bid market in the first quarter.  Looking further ahead, the President’s 2009 budget was released and is generally disappointing.  The proposed budget does not contain an increase for any work authorized in the recent WRDA bill and in fact the proposed budget is down overall from 2008.  In addition, with the Presidential election pending it is unlikely the 2009 budget will be passed in the near term.  As a result, the current status of the domestic dredging market remains substantially unchanged, with little chance to see much additional work come out over what has already been identified.

There has been positive momentum building with regard to use of the Harbor Maintenance Trust Fund (“Fund”).  Over the last 20 years, the Fund has annually collected tax revenue that was originally designated to fund harbor maintenance.  However, since early on these tax revenues have been commingled with general funding and only a portion of these monies has been allocated to dredging each year.  The maritime industry has formed an alliance, the Harbor Maintenance Trust Fund Fairness Coalition, (“Coalition”) to work toward dedicating all future tax receipts from the Fund to port maintenance work; if successful, this could add approximately $500-$600 million a year to fund essential dredging needs.  Recently, a representative of the Coalition testified before the Water Resources and Environment Subcommittee of the House Transportation and Infrastructure Committee and requested the Subcommittee consider legislation to ensure that monies taken in through the Harbor Maintenance Tax be spent on dredging.  The testimony appeared to be well received and already there has been some vocal Congressional support.  While these efforts will not impact 2008, the maritime industry is hopeful that these monies will be utilized for their intended purpose within the next couple of years.

With regard to near term capital projects from the Corps, as anticipated, the Kill Van Kull project in New York came out for bid in the second quarter of 2008, on which the Company was low bidder.  Additional capital bidding opportunities are not expected until much later in the year   At that time more work is anticipated to be put out to bid in the New York/New Jersey area, a port expansion project in Jacksonville Harbor, FL, work in the channels of Pascagoula, MS and Pensacola, FL and several smaller projects that are expected to total over $110 million in the aggregate by year end. Additionally, it is likely that a former dredging disposal site in Norfolk, VA at Craney Island will be expanded to provide for new container terminal facilities.  This effort could require over $200 million in dredging beginning sometime in 2009.

In 2007 the Company generated approximately $60 million of revenue on capital contracts for private customers, a very similar number to the previous year. However, the bid market for 2007 did not include much volume from private customers for future projects.  No significant LNG starts have come this year as various potential projects continue to work through permitting and sourcing issues. It appears that the next most probable dredging project for LNG terminals, one which Great Lakes has been involved with for some time now, will not likely be bid until 2009.  However, there continues to be a number of potential projects being contemplated that could provide dredging demand over the next few years.

With regard to non-Corps funded Louisiana Coastal Restoration projects that have been discussed in prior reports, two of the four projects were bid in the first quarter of 2008. The Company was low bidder on one for $34.7 million, which was awarded in April.  This project is included in the amount we are reporting as low bids pending award at the end of the first quarter.  The other two additional projects are expected to be bid in the next twelve months.

In March, a large project was bid for work on the Panama Canal, which is the start of a $7.0 billion expansion plan for the canal that is expected to be completed over the next six years.  This first project was won by a European dredging company but it is currently expected that several more projects will come out in the next couple of years that will be good opportunities for the Company.

With respect to the beach nourishment market, during 2007 there was a mix of both federally and privately funded contracts that produced a $146 million bid market up from 2006’s $126 million.  Funding from state and local municipalities represented 34% of the 2007 beach market.  However, in the fourth quarter of 2007 and first quarter of 2008 a number of both federally and privately funded projects were postponed until later this year.  However, based on current market information, the Company currently expects over $145 million of beach projects to be bid during the next 12 months, with a substantial portion of funding from non-federal sources.

Internationally, there was strong growth throughout 2007 and the first quarter of 2008 has set the stage for another active year.  Last year, foreign operations generated 32% of dredging revenues and this level of work continued in the first quarter.  The Middle East market continues to be very robust, with many opportunities for the Company, particularly in Bahrain.  Two more projects worth $40 million are expected to be signed in the second quarter of 2008.

While the Company believes there are demand drivers that will positively impact the domestic market in future years, it is countering the softness foreseen in the short term by redeploying more vessels oversees. The four vessels mobilized during the first quarter have now reached Bahrain and are being readied to begin working.  The hydraulic dredge Texas and hopper dredge Reem Island will be the first vessels to begin working on projects in backlog during the second quarter.  The hydraulic dredge Ohio and hopper dredge Noon Island require additional upgrades before they will be employed at their full capabilities.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to finance capital expenditures, provide working capital, meet debt service requirements, pay dividends (when and if declared by the Board of Directors) and meet other general corporate purposes.

The Company’s net cash flows from operating activities for the three months ended March 31, 2008 were $9.6 million, compared to $1.0 million for the three months ended March 31, 2007. The net cash provided by operating activities was higher in 2008 primarily due to changes in working capital and higher deferred income taxes more than offsetting lower net income.  The amount of the Company’s working capital typically increases or decreases commensurate with the level of operations.  Additional working capital is needed to fund increases in operations and working capital is released when operations levels decrease.

The Company’s net cash flows used in investing activities for the three months ended March 31, 2008 totaled $12.8 million, compared to $5.4 million for the three months ended March 31, 2007.  Spending included $8.6 million of capital expenditures on the dredges Ohio, Reem Island and Noon Island for mobilization and other activities related to placing these vessels into service. Another $7.1 million included work on a variety of dredges, including steel renewals and other upgrades to the dredges Illinois and Victoria Island as well as new heavy equipment for the demolition business. The foregoing numbers include non-cash amounts.  See the Condensed Consolidated Statements of Cash Flows.

Great Lakes’ obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of the Company’s operating equipment.  Great Lakes’ obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable.  Great Lakes’ obligations under its senior subordinated notes are unsecured.  Great Lakes’ bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including a limitation on dividends, limitations on redemption and repurchases of capital stock, limitations on the incurrence of indebtedness and requirements to maintain certain financial covenants.  See Note 12 to Condensed Consolidated Financial Statements.

The Company’s net cash flows from financing activities for the three months ended March 31, 2008 totaled $6.5 million compared to $1.0 for the three months ended March 31, 2007. Financing includes an $5.0 million increase in net borrowings under the revolver necessary to fund working capital needs and capital expenditures in 2008.   In addition, the Company paid a dividend of $1.0 million in the 2008 quarter.

During the first quarter of 2008 Great Lakes paid a $1.0 million dividend.  The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s indebtedness and other factors the Board of Directors deems relevant.

The Company believes its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, debt service requirement and pay any declared dividends for the next 12 months.  Beyond the next 12 months, the Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments and declare any dividends depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company’s financial instruments as of March 31, 2008 has not materially changed since December 31, 2007. The market risk profile of the Company on December 31, 2007 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of The Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2008.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — Other Information

Item 1. Legal Proceedings  — See Note 12 in the Notes To Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2008 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

Great Lakes Dredge & Dock Corporation (registrant)

/s/ Deborah A. Wensel
By: Deborah A. Wensel
Date: May 12, 2008	Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.