Form 10-Q
period 2008-06-30
Great Lakes Dredge & Dock CORP
filed 2008-08-14
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of August 8, 2008, 58,466,754 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2008

PART I — Financial Information

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30	December 31
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,790	$8,239
Accounts receivable — net	101,765	115,709
Contract revenues in excess of billings	25,650	13,828
Inventories	33,879	29,157
Prepaid expenses	9,530	6,710
Other current assets	30,635	16,980

Total current assets	206,249	190,623

PROPERTY AND EQUIPMENT — Net	305,189	296,721
GOODWILL	97,799	96,225
OTHER INTANGIBLE ASSETS — Net	1,240	1,006
INVENTORIES — Noncurrent	21,576	21,315
INVESTMENTS IN JOINT VENTURES	9,528	9,589
OTHER	8,045	8,883

TOTAL	$649,626	$624,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$71,669	$77,552
Accrued expenses	20,635	24,067
Billings in excess of contract revenues	10,759	5,437
Current portion of equipment debt	1,695	1,273

Total current liabilities	104,758	108,329

REVOLVING CREDIT FACILITY	42,500	21,500
7 3/4% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	82,854	79,836
OTHER	11,762	9,301

Total liabilities	416,874	393,966

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	468	2,061

STOCKHOLDERS’ EQUITY
Common stock—$.0001 par value; 90,000,000 authorized, 58,466,754 shares issued and outstanding at June 30, 2008 and December 31, 2007	6	6
Additional paid-in capital	262,558	260,669
Accumulated deficit	(33,047)	(32,810)
Accumulated other comprehensive income	2,767	470

Total stockholders’ equity	232,284	228,335

TOTAL	$649,626	$624,362

See notes to the unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Contract revenues	$145,322	$115,625	$281,043	$242,357
Costs of contract revenues	123,714	97,462	247,463	210,480
Gross profit	21,608	18,163	33,580	31,877
General and administrative expenses	11,248	9,286	21,402	17,280
Amortization of intangible assets	65	65	131	131
Operating income	10,295	8,812	12,047	14,466
Interest expense, net	(4,931)	(6,581)	(8,552)	(10,842)
Equity in earnings of joint ventures	55	637	189	899
Minority interest	(53)	(10)	(231)	(19)
Income before income taxes	5,366	2,858	3,453	4,504
Income tax provision	(2,436)	(1,179)	(1,703)	(1,861)
Net income	$2,930	$1,679	$1,750	$2,643

Basic earnings per share	$0.05	$0.04	$0.03	$0.07
Basic weighted average shares	58,464	40,989	58,462	40,320

Diluted earnings per share	$0.05	$0.03	$0.03	$0.06
Diluted weighted average shares	58,470	48,238	58,465	46,477

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$1,750	$2,643
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13,214	12,937
Earnings of joint ventures	(189)	(899)
Distribution from equity joint ventures	250	750
Minority interest	231	19
Deferred income taxes	2,779	288
Gain on dispositions of property and equipment	(229)	(649)
Amortization of deferred financing fees	976	1,702
Stock-based compensation expense	64	—
Changes in assets and liabilities:
Accounts receivable	13,944	3,354
Contract revenues in excess of billings	(11,822)	3,986
Inventories	(4,983)	(5,508)
Prepaid expenses and other current assets	(16,791)	(1,789)
Accounts payable and accrued expenses	(5,133)	(14,501)
Billings in excess of contract revenues	5,322	(1,295)
Other noncurrent assets and liabilities	850	408
Net cash flows from operating activities	233	1,446

Investing Activities
Purchases of property and equipment	(22,753)	(66,615)
Dispositions of property and equipment	341	2,823
Repayment of loan to related party	—	1,703
Purchase of minority interest	(5)	—
Changes to restricted cash	787	—
Net cash flows used in investing activities	(21,630)	(62,089)

Financing Activities
Repayments of long-term debt	(968)	(19,685)
Borrowings under revolving loans, net of repayments	21,000	49,000
Cash proceeds from redemption of warrants	—	31,588
Financing fees	—	(1,855)
Dividends	(1,988)	—
Repayment of capital lease debt	(96)	(910)
Net cash flows from financing activities	17,948	58,138
Net change in cash and equivalents	(3,449)	(2,505)
Cash and equivalents at beginning of period	8,239	3,640
Cash and equivalents at end of period	$4,790	$1,135

Supplemental Cash Flow Information
Cash paid for interest	$7,860	$8,583
Cash paid for income taxes	$4,556	$6,411

Non-cash Investing Activity
Capital expenditures in accounts payable	$2,426	$4,805

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

1.             Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

The Company’s cost structure includes significant annual equipment-related costs, principally depreciation, maintenance, insurance and long-term equipment rentals, which have averaged approximately 22% to 25% of total costs of contract revenues over the last three years. During the year, both equipment utilization and the timing of these cost expenditures fluctuate significantly.  Accordingly, the Company allocates these equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date, the Company compares the actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over and under allocated equipment costs are recognized such that the expense for the year equals the actual equipment costs incurred during the year.  As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual equipment costs incurred in that interim period.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.             Comprehensive income

Total comprehensive income (loss) is comprised of the Company’s net income (loss) and net unrealized gains (losses) on cash flow hedges as discussed in Note 4 below. Total comprehensive income for the three months ended June 30, 2008 and 2007 was $ 5,029 and $2,142, respectively. Total comprehensive income for the six months ended June 30, 2008 and 2007 was $4,047 and $4,167, respectively.

3.             Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Options to purchase 356,744 shares of common stock were outstanding during the three month period ended June 30, 2008 but were not included in the computation of earnings per share (“EPS”) because the options were determined to be anti-dilutive.  The potentially dilutive impact of 145,736 issued restricted stock units (“RSUs”) is included in the calculation of diluted earnings per share based on the application of the treasury stock method.  At January 1, 2007, Great Lakes had 18.4 million of warrants to purchase the Company’s common stock outstanding and exercisable.  By December 31, 2007 all of these warrants had been exercised or redeemed.  The potentially dilutive impact of these shares prior to the redemption date is included in the calculation of diluted earnings per share at June 30, 2007 based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income - numerator for basic earnings per share	$2,930	$1,679	$1,750	$2,643
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	58,464	40,989	58,462	40,320
Effect of dilutive securities:
Dilutive impact of warrants to purchase common stock		7,249		6,157
Dilutive impact of restricted stock units issued	6		3
Denominator for diluted earnings per share adjusted weighted average shares	58,470	48,238	58,465	46,477

Basic earnings per share	$0.05	$0.04	$0.03	$0.07

Diluted earnings per share	$0.05	$0.03	$0.03	$0.06

4.           Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities was effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those assets and liabilities as of January 1, 2008 and the adoption did not have a material effect on the Corporation’s consolidated financial condition, results of operations or cash flows.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At June 30, 2008, the Company held certain derivative contracts, which the Company’s uses to manage commodity price and interest rate risk.  Such instruments are not used for trading purposes.  The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,603	$—	$4,603	$—
Interest rate swap contracts	(188)	—		(188)
Total assets measured at fair value	$4,415	$—	$4,603	$(188)

Fuel Hedge Contracts

As of June 30, 2008, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2009. As of June 30, 2008, there were 5.0 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.45 to $3.79 per gallon. At June 30, 2008 and December 31, 2007, the fair value asset on these contracts was estimated to be $4,603 and $775, respectively and is recorded in current assets.  Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains included in accumulated other comprehensive income at June 30, 2008 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are verified based on inputs that are readily available in public markets therefore, the Company has categorized these fuel hedges as Level 2.

Interest Rate Swap Contracts

In February 2004, the Company entered into an interest rate swap arrangement, which is effective through December 15, 2013, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt. The interest rate swaps contain a provision whereby the counterparties have the right to terminate the contracts at any time after December 15, 2008.  The current portion of the fair value asset of the swap at June 30, 2008 and December 31, 2007 was $909 and $351, respectively, and is recorded in current assets. The long term portion of the fair value liability of the swap at June 30, 2008 and December 31, 2007 was $1,096 and $717, respectively and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swap

Balance at December 31, 2007	$(365)
Transfers to Level 3	—
Total gains or (losses) (realized or unrealized):
Included in earnings	177
Included in other comprehensive income	—
Purchases and settlements	—
Balance at June 30, 2008	$(188)

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of the Company’s variable rate debt (primarily bank debt) approximates fair values, based on prevailing market rates.   The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $161,875 at June 30, 2008, based on indicative market prices.

5.             Share-based compensation

The Company’s 2007 Long-Term Incentive Plan (the “Incentive Plan”), as approved by the Board of Directors on September 18, 2007, permits the grant of stock options, stock appreciation rights, restricted stock and RSUs to its employees for up to 5.8 million shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders and attract and retain the best possible talent.

On May 20, 2008, the Company granted non-qualified stock options (“NQSOs”) and RSUs to certain employees pursuant to the plan. In accordance with SFAS 123R, Share-Based Payment, the compensation cost charged to income related to these stock-based compensation arrangements was $64 for the three months and six months ended June 30, 2008.  The total income tax benefit recognized in the income statement for these arrangements was $28 for the three months and six months ended June 30, 2008.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant.  The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date and have 10-year exercise periods.

The fair value of the NQSOs  is determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on our common stock is based on our estimate of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined based upon a simplified assumption that the NQSOs will be exercised evenly from vesting to expiration under the guidance of Staff Accounting Bulletin No. 110, Topic 14, “Share-Based Payment,” as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life.

The volatility assumptions were based upon historical volatilities of comparable companies whose shares are traded using daily stock price returns equivalent to the expected term of the option. Due to a lack of sufficient historical information (the Company’s shares were not publicly traded until December of 2006) historical volatility data for the Company was not considered in determining expected volatility. The Company also considered implied volatility data for comparable companies, using current exchange traded options.  There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered.  Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 was $2.24.  The fair value of each option was estimated using the following assumptions:

2008

Expected volatility	45.0%

Expected dividends	1.3%

Expected term (In Years)	5.5 - 6.5

Risk free rate	3.0%

A summary of option activity under the Incentive Plan as of June 30, 2008, and changes during the six months then ended is presented below:

Options	Shares	Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000’s)

Outstanding as of January 1, 2008	—
Granted	356,774	$5.41
Exercised	—
Forfeited or Expired	—
Outstanding as of June 30, 2008	356,774	$5.41	5.9	$250

Vested at June 30, 2008	—
Vested or expected to vest at June 30, 2008	334,038

There were no NQSOs exercisable as of June 30, 2008, and therefore no NQSOs were exercised during the six months ended June 30, 2008.

Restricted stock units

RSUs generally vest in one installment on the third anniversary of the grant date. A summary of the status of the Company’s non-vested RSUs as of June 30, 2008, and changes during the six months ended June 30, 2008 is presented below:

Non-vested Restricted Stock Units	Shares	Grant Date Price	Weighted- Average Grant- Date Fair Value

Non-vested as of January 1, 2008	—
Granted	145,736	$5.41	$5.41
Vested	—
Forfeited	—
Outstanding as of June 30, 2008	145,736	$5.41	$5.41

The fair value of RSUs was based upon the Company’s stock price on the date of grant.  RSUs generally vest over three years.

As of June 30, 2008, there was $1.4 million of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.5 years.

Director Compensation

As of May 20, 2008, the Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors.  Compensation is paid to non-employee directors.  Stock-based compensation is paid pursuant to the Incentive Plan.  For the 2008 fiscal year the directors will receive $60,000, 50% in cash and 50% payable in unrestricted shares of the Company’s’ common stock.  Directors who are not outside directors receive no additional compensation for services as members of the Board or any of its committees. All of our directors in 2007 were outside directors other than Douglas B. Mackie.  In addition, Thomas Souleles and Douglas Grissom waived their right to director’s compensation for the 2008 fiscal year.  As of June 30, 2008, 6,930 shares of the Company’s common stock were issued to non-employee directors.

6.         Accounts receivable

Accounts receivable at June 30, 2008 and December 31, 2007 are as follows:

	June 30	December 31
	2008	2007
Completed contracts	$11,336	$28,048
Contracts in progress	66,525	68,197
Retainage	25,154	20,953
	103,015	117,198
Allowance for doubtful accounts	(1,250)	(1,489)

Total accounts receivable	$101,765	$115,709

7.                                      Contracts in progress

The components of contracts in progress at June 30, 2008 and December 31, 2007 are as follows:

	June 30	December 31
	2008	2007
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$289,400	$216,701
Amounts billed	(265,153)	(203,347)
Costs and earnings in excess of billings for contracts in progress	24,246	13,354
Costs and earnings in excess of billings for completed contracts	1,403	474

Total contract revenues in excess of billings	$25,650	$13,828

Prepaid contract costs (included in prepaid expenses)	$5,205	$2,618

Billings in excess of costs and earnings:
Amounts billed	$(105,181)	$(61,067)
Costs and earnings for contracts in progress	94,422	55,630

Total billings in excess of contract revenues	$(10,759)	$(5,437)

8.                                      Intangible assets

The net book value of intangible assets is as follows:

			Accumulated
	Cost	Acquisitions	Amortization	Net
As of June 30, 2008:

Demolition segment customer relationships	1,093	207	790	510
Demolition Backlog	—	158	—	158
Software and databases	1,209	—	637	572
	$2,302	$365	$1,427	$1,240

			Accumulated
	Cost	Acquisitions	Amortization	Net
As of December 31, 2007:

Demolition segment customer relationships	1,093	—	730	363
Software and databases	1,209	—	566	643

Total	$2,302	$—	$1,296	$1,006

On April 30, 2008 the Company acquired the remaining 15% interest in North American Site Developers, Inc. (“NASDI Inc”) resulting in the recognition of additional intangible assets (See Note 15).

9.                                      Investment in joint ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$5,839	$6,127	$10,636	$11,139

Gross profit	$491	$1,590	$1,182	$2,819

Net income	$110	$1,274	$378	$1,798

Great Lakes’ 50% share	$55	$637	$189	$899

Amboy has a revolving loan with a bank for up to $3,000 which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company does not guarantee any of the outstanding borrowings and accrued interest under the bank agreement.  It is the intent of the joint venture partners to periodically distribute Amboy’s earnings, to the extent allowed by Amboy’s bank agreement.  For the six months ended June 30, 2008 and 2007, the Company received distributions from Amboy totaling $250 and $750, respectively.

The Company and its Amboy joint venture partner also each own a 50% interest in land, which is adjacent to the Amboy property and is used in connection with the Amboy operations. The Company’s recorded share of the property is $1,047 and is reflected in investments in joint ventures.

10.       Accrued expenses

Accrued expenses at June 30, 2008 and December 31, 2007 are as follows:

	June 30	December 31
	2008	2007
Insurance	$8,441	$6,553
Payroll and employee benefits	7,190	10,778
Income and other taxes	2,047	4,690
Interest	844	950
Other	2,113	1,096
Total accrued expenses	$20,635	$24,067

11.       Income taxes

The Company provides for income taxes in interim periods based on an estimated annual effective tax rate adjusted for items that are discrete to each period.  Significant items impacting the effective tax rate at June 30, 2008 and 2007 include non-deductible meals and entertainment expenses and amounts associated with FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”).  Effective January 1, 2007, Great Lakes adopted FIN 48, which requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.

The uncertain tax positions of the Company as of June 30, 2008 and December 31, 2007, totaled $1,940 and $1,867, respectively.  At June 30, 2008 and December 31, 2007, approximately $646 and $599, respectively, of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.   The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next twelve months.  The Company’s continuing practice is to record interest and penalties related to income tax matters in income tax expense.  Such interest and penalties are not significant for the three and six months ended June 30, 2008 and 2007.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2004 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2004. The Company is currently undergoing an examination by the State of Illinois for the 2005 and 2004 tax years. An Internal Revenue Service examination of the 2005 tax year is in process as of June 30, 2008. In foreign jurisdictions in which the Company operates, all significant years prior to 2004 are closed and are no longer subject to examination. While the Company does not expect material adjustments will result from such examinations, it is possible that federal, state or foreign authorities may challenge tax positions taken by the Company, and seek payment for additional taxes and penalties.  While no assurance can be given, the Company does not believe the results of these examinations will have a material effect on its financial position, results of operations, or cash flows

12.       Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Dredging
Contract revenues	$110,488	$101,910	$210,699	$217,282
Operating income	8,122	8,019	7,032	12,830

Demolition
Contract revenues	$34,834	$13,715	$70,344	$25,075
Operating income	2,173	793	5,015	1,636

Total
Contract revenues	$145,322	$115,625	$281,043	$242,357
Operating income	10,295	8,812	12,047	14,466

In addition, foreign dredging revenue of $35,288 and $68,122 for the three and six months ended June 30, 2008, respectively, was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.       Commitments and contingencies

Commercial commitments

Great Lakes has a secured $155,000 bank credit facility, which matures in June 2012.  This credit facility provides for revolving loans, letters of credit and swingline loans.  As of June 30, 2008, Great Lakes had $42,500 of revolver borrowings and $28,660 of letters of credit outstanding under this facility.

Great Lakes obtains its performance, bid and payment bonds through a bonding agreement with a surety company.  The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects.  As of June 30, 2008, Great Lakes had outstanding bonds valued at $393,125; however, the revenue value remaining in backlog related to these projects totaled approximately $264,692.

Great Lakes has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts.  As of June 30, 2008, Great Lakes had $17,586 of letters of credit outstanding under this facility.

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

Legal proceedings and other contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against Great Lakes and certain of its subsidiaries.  These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.  For a discussion of these matters, please refer to Note 18 Commitments and Contingencies reported in Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ending March 31, 2008.  Except as noted below, there have been no material changes or developments in these matters since December 31, 2007.

The Company’s results continue to be negatively impacted from the increase in reserves related to injury claims from our hourly workforce residing in Texas. In the normal course of business, the Company is party to various personal injury lawsuits for which it maintains insurance to cover claims that arise subject to a deductible. In 2006 and 2005, there was a substantial increase in suits filed in Texas due, in large part, to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers resident in Texas. During the first half of 2007, Maritime Jobs for Texas, a coalition of maritime employers worked to reform Texas venue law with regard to the type of personal injury suits the dredging industry has recently faced. On May 24, 2007, the Texas legislature passed a bill which removed in part certain venue rules favorable to would-be plaintiffs. As enacted, these legislative reforms could alleviate the increasing number of meritless personal injury suits facing the industry in Texas. Since the passage of this legislation, the Company has not been served with any personal injury lawsuits in Texas. In addition, with the settlement of several claims throughout 2007, the inventory of claims at the end of the year was significantly less compared to the start of the year. During the second quarter of 2008, no new personal injury lawsuits related to our hourly workforce in Texas were filed against the Company. The Company’s recorded self-insurance reserves represent its best estimate of the outcomes of outstanding claims and the Company does not believe that it is reasonably possible there will be a material adverse impact to the Company’s financial position or results of operations or cash flows related to outstanding claims. However, the occurrence in the future of new claims of a similar nature is not possible to predict and while the Company does not believe that additional claims would have a material impact on the Company’s financial position, it is possible they could be material to the results of operations and cash flows in future periods.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005, (the “Katrina Claims”) Reed v. United States. Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company, and numerous other dredging companies, which completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (MRGO) between 1993 and 2005. The Reed complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The complaint alleges that this loss of natural barriers contributed to the failure of the levees as Katrina floodwaters damaged plaintiffs’ property. The Reed complaint asserts claims of negligence, warranty, concealment, and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints. In addition, plaintiffs have filed one mass tort case. All these cases raise the same claims as Reed. One dredging company has filed a cross-claim seeking contribution and indemnification. The amount of claimed damages is not stated, but is presumed to be significant. On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina lawsuits against Great Lakes in the district court, including the lawsuits mentioned above, pending resolution of Great Lakes’ exoneration and limitation claims. Great Lakes believes it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. On March 9, 2007, the District Court dismissed with prejudice the Reed claim and one mass tort claim against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. The Company expects that briefing on the appeal will be completed in Spring 2008 and that the Court will request oral argument. On April 20, 2007, the District Court set July 30, 2007 as the deadline by which all Katrina claims against Great Lakes must be filed in the limitation of liability proceedings; any claims not filed by this time will be barred. Roughly 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes, asserting the same basic theory of liability as in the Reed suit and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes. The other dredging companies have filed claims for contribution and indemnity. On September 7, 2007, Great Lakes filed a motion to dismiss all claims against it in the limitation proceeding. The District Court granted the motion on June 12, 2008.  The claimants have filed a notice of appeal in the Fifth Circuit. Great Lakes believes that the Katrina claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

14.       Effects of recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Great Lakes will assess the impact, if any, that  SFAS 141(R) will have on the Company’s consolidated financial condition, results of operations or cash flows.

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

15.       Minority interest acquisition

On April 30, 2008 the Company acquired the remaining 15% minority interest in NASDI Inc., which it did not previously own, from Christopher A. Berardi, the President of NASDI Inc.  Additionally, the Company entered into a series of transactions for the purpose of restructuring the Company’s arrangements with Mr. Berardi.

As a result of these transactions, the operations of NASDI Inc. were contributed into NASDI, LLC, a newly formed Delaware limited liability company, which issued Class A and Class B member interests.  The Company is the owner of 100% of the Class A interests, which provide a $28,000 liquidation preference with respect to proceeds upon disposition of NASDI, LLC.  The Company also owns 65% of the Class B interests, with the remaining 35% owned by Mr. Berardi.  The holders of Class B interests are entitled to receive periodic distributions of future profits based on available cash flows from operations on a pro rata basis in proportion to their percentage ownership interest.

Pursuant to the terms of the NASDI, LLC Limited Liability Company Agreement, the Company has the ability to call Mr. Berardi’s 35% interest upon Mr. Berardi’s termination of employment, upon a change in control related to the Company or any time after December 31, 2010.  The call payment is based on a formula that considers NASDI LLC’s average annual EBITDA for a two year period, as adjusted for the Class A liquidation preference and outstanding indebtedness of NASDI LLC.  The call payment is limited, in certain situations, to a maximum of $1,500.

The Company also entered into an employment agreement with Mr. Berardi that establishes the terms of Mr. Berardi’s salary and benefits.  Additionally, in the event of sale of all or a material portion of NASDI LLC, Mr. Berardi is entitled to a cash payment equal to 35% of the proceeds received by the Company in connection with the sale of NASDI to a third party, but such payment shall not exceed $9,800.

The acquisition was accounted for as a purchase, with a purchase price of $1,939 equal to the fair value of consideration received by Mr. Berardi, including the 35% interest in Class B shares, a cash payment of $5 and the fair value of future obligations of the Company to Mr. Berardi.  Accordingly, the assets and liabilities associated with this 15% interest were adjusted to their estimated fair values.  The allocation of purchase price is preliminary, and is subject to change in future periods based on refinement of the amounts and assumptions used in valuation models used by the Company to estimate fair value.  A summary of the allocation of purchase price to the assets acquired is as follows:

Property, plant and equipment	$(28)
Intangible assets	365
Goodwill	1,574
Total	$1,911

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,784	$6	$—	$—	$4,790
Accounts receivable—net	101,765	—	—	—	101,765
Receivables from affiliates	9,034	2,769	22,997	(34,800)	—
Contract revenues in excess of billings	25,650	—	—	—	25,650
Inventories	33,879	—	—	—	33,879
Prepaid expenses and other current assets	31,084	—	9,081	—	40,165
Total current assets	206,196	2,775	32,078	(34,800)	206,249

PROPERTY AND EQUIPMENT—Net	305,189	—	—	—	305,189
GOODWILL	97,799	—	—	—	97,799
OTHER INTANGIBLE ASSETS—Net	1,240	—	—	—	1,240
INVESTMENTS IN SUBSIDIARIES	2,775	—	493,857	(496,632)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	—	—	—
INVENTORIES	21,576	—	—	—	21,576
INVESTMENTS IN JOINT VENTURES	9,528	—	—	—	9,528
OTHER ASSETS	1,730	—	6,315	—	8,045
TOTAL	$646,033	$2,775	$532,250	$(531,432)	$649,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	71,692	—	4	(27)	71,669
Payables to affiliates	34,800	—	—	(34,800)	—
Accrued expenses	19,538	—	1,097	—	20,635
Billings in excess of contract revenues	10,759	—	—	—	10,759
Current portion of equipment debt	1,695	—	—	—	1,695
Total current liabilities	138,484	—	1,101	(34,827)	104,758

REVOLVING CREDIT FACILITY	—	—	42,500	—	42,500
7 3/4% SENIOR SUBORDINATED DEBT	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	—	—	—	—	—
DEFERRED INCOME TAXES	1,364	—	81,490	—	82,854
OTHER	7,725	—	4,037	—	11,762
Total liabilities	147,573	—	304,128	(34,827)	416,874
MINORITY INTEREST	—	—	468	—	468
STOCKHOLDERS’ EQUITY	498,460	2,775	227,654	(496,605)	232,284
TOTAL	$646,033	$2,775	$532,250	$(531,432)	$649,626

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,233	$6	$—	$—	$8,239
Accounts receivable—net	115,709	—	—	—	115,709
Receivables from affiliates	7,712	2,789	19,507	(30,008)	—
Contract revenues in excess of billings	13,828	—	—	—	13,828
Inventories	29,157	—	—	—	29,157
Prepaid expenses and other current assets	15,805	—	7,885	—	23,690
Total current assets	190,444	2,795	27,392	(30,008)	190,623

PROPERTY AND EQUIPMENT—Net	296,721	—	—	—	296,721
GOODWILL	96,225	—	—	—	96,225
OTHER INTANGIBLE ASSETS—Net	1,006	—	—	—	1,006
INVESTMENTS IN SUBSIDIARIES	2,795	—	454,481	(457,276)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES	21,315	—	—	—	21,315
INVESTMENTS IN JOINT VENTURES	9,589	—	—	—	9,589
OTHER ASSETS	1,764	—	7,119	—	8,883
TOTAL	$619,859	$2,795	$511,694	$(509,986)	$624,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	77,542	—	10	—	77,552
Payables to affiliates	30,008	—	—	(30,008)	—
Accrued expenses	19,091	—	4,976	—	24,067
Billings in excess of contract revenues	5,437	—	—	—	5,437
Current portion of equipment debt	1,273		—		1,273
Total current liabilities	133,351	—	4,986	(30,008)	108,329

REVOLVING CREDIT FACILITY	—	—	21,500	—	21,500
7 3/4% SENIOR SUBORDINATED DEBT			175,000		175,000
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,278	—	78,558	—	79,836
OTHER	7,577	—	1,724	—	9,301
Total liabilities	164,908	—	281,768	(52,710)	393,966
MINORITY INTEREST	—	—	2,061	—	2,061
STOCKHOLDERS’ EQUITY	454,951	2,795	227,865	(457,276)	228,335
TOTAL	$619,859	$2,795	$511,694	$(509,986)	$624,362

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$145,322	$—	$—	$—	145,322
COST OF CONTRACT REVENUES	(123,653)	—	(61)	—	(123,714)
GROSS PROFIT	21,669	—	(61)	—	21,608

OPERATING EXPENSES
General and administrative expenses	(10,777)	(15)	(456)	—	(11,248)
Amortization of intangibles	(65)	—	—	—	(65)
Total operating income	10,827	(15)	(517)	—	10,295

INTEREST EXPENSE (Net)	(313)	—	(4,618)	—	(4,931)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(9)	—	9,816	(9,807)	—
EQUITY IN EARNINGS OF JOINT VENTURE	55	—	—	—	55
MINORITY INTEREST	—	—	(53)	—	(53)

INCOME (LOSS) BEFORE INCOME TAXES	10,560	(15)	4,628	(9,807)	5,366

INCOME TAX (PROVISION) BENEFIT	(744)	6	(1,698)	—	(2,436)

NET INCOME (LOSS)	$9,816	$(9)	$2,930	$(9,807)	$2,930

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$115,625	$—	$—	$—	$115,625
COST OF CONTRACT REVENUES	(96,559)	—	(903)	—	(97,462)
GROSS PROFIT	19,066	—	(903)	—	18,163

OPERATING EXPENSES
General and administrative expenses	(9,152)	(14)	(120)	—	(9,286)
Amortization of intangibles	(65)	—	—	—	(65)
Total operating income	9,849	(14)	(1,023)	—	8,812

INTEREST EXPENSE0Net	(1,538)	—	(5,043)	—	(6,581)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(9)	—	9,851	(9,842)	—
EQUITY IN EARNINGS OF JOINT VENTURE	637	—	—		637
MINORITY INTEREST	—	—	—	(10)	(10)

INCOME (LOSS) BEFORE INCOME TAXES	8,939	(14)	3,785	(9,852)	2,858

INCOME TAX (PROVISION) BENEFIT	915	5	(6,236)	4,137	(1,179)

NET INCOME (LOSS)	$9,854	$(9)	$(2,451)	$(5,715)	$1,679

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$281,043	$—	$—	$—	281,043
COST OF CONTRACT REVENUES	(247,402)	—	(61)	—	(247,463)
GROSS PROFIT	33,641	—	(61)	—	33,580

OPERATING EXPENSES
General and administrative expenses	(20,755)	(30)	(617)	—	(21,402)
Amortization of intangibles	(131)	—	—	—	(131)
Total operating income	12,755	(30)	(678)	—	12,047

INTEREST EXPENSE (Net)	(922)	—	(7,630)	—	(8,552)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(19)	—	10,281	(10,262)	—
EQUITY IN EARNINGS OF JOINT VENTURE	189	—	—	—	189
MINORITY INTEREST	—	—	(231)	—	(231)

INCOME (LOSS) BEFORE INCOME TAXES	12,003	(30)	1,742	(10,262)	3,453

INCOME TAX (PROVISION) BENEFIT	(1,722)	11	8	—	(1,703)

NET INCOME (LOSS)	$10,281	$(19)	$1,750	$(10,262)	$1,750

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$242,357	$—	$—		242,357
COST OF CONTRACT REVENUES	(209,577)	—	(903)		(210,480)
GROSS PROFIT	32,780	—	(903)	—	31,877

OPERATING EXPENSES
General and administrative expenses	(17,069)	(34)	(177)		(17,280)
Amortization of intangibles	(131)	—	—		(131)
Total operating income	15,580	(34)	(1,080)	—	14,466

INTEREST EXPENSE (Net)	(2,554)	—	(8,288)		(10,842)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(22)	—	15,637	(15,615)	—
EQUITY IN EARNINGS OF JOINT VENTURE	899	—	—	—	899
MINORITY INTEREST	—	—	—	(19)	(19)

INCOME (LOSS) BEFORE INCOME TAXES	13,903	(34)	6,269	(15,634)	4,504

INCOME TAX (PROVISION) BENEFIT	1,798	12	(10,237)	6,566	(1,861)

NET INCOME (LOSS)	$15,701	$(22)	$(3,968)	$(9,068)	$2,643

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$10,701	$(19)	$(10,449)	$—	$233
Investing Activities
Purchases of property and equipment	(22,753)	—	—	—	(22,753)
Dispositions of property and equipment	341	—	—	—	341
Loan to related party	—	—	—	—	—
Purchase of Minority Interest	(5)	—	—	—	(5)
Changes to Restricted Cash	787	—	—	—	787
Net cash flows from investing activities	(21,630)	—	—	—	(21,630)
Financing Activities
Repayments of long-term debt	(968)	—	—	—	(968)
Borrowings under revolving loans	—	—	21,000	—	21,000
Net change in accounts with affiliates	10,532	19	(10,551)	—	—
Cash proceeds from conversion of warrants	—	—	—	—	—
Financing Fees	—	—	—	—	—
Dividends	(1,988)	—	—	—	(1,988)
Repayment of capital lease debt	(96)	—	—	—	(96)
Net cash flows from financing activities	7,480	19	10,449	—	17,948
Net change in cash and equivalents	(3,449)	—	—	—	(3,449)
Cash and equivalents at beginning of year	8,233	6	—	—	8,239
Cash and equivalents at end of year	$4,784	$6	$—	$—	$4,790

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$26,574	$(22)	$(25,106)	$—	$1,446
Investing Activities
Purchases of property and equipment	(66,615)	—	—	—	(66,615)
Dispositions of property and equipment	2,823	—	—	—	2,823
Loan to related party	1,703	—	—	—	1,703
Net cash flows from investing activities	(62,089)	—	—	—	(62,089)
Financing Activities
Repayments of long-term debt	(19,685)	—	—	—	(19,685)
Borrowings under revolving loans	—	—	49,000	—	49,000
Net change in accounts with affiliates	55,465	17	(55,482)	—	—
Cash proceeds from conversion of warrants	—	—	31,588	—	31,588
Repayment of capital lease debt	(910)	—	—	—	(910)
Financing Fees	(1,855)	—	—	—	(1,855)
Net cash flows from financing activities	33,015	17	25,106	—	58,138
Net change in cash and equivalents	(2,500)	(5)	—	—	(2,505)
Cash and equivalents at beginning of year	3,630	10	—	—	3,640
Cash and equivalents at end of year	$1,130	$5	$—	$—	$1,135

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge and Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 and in other securities filings by Great Lakes with the SEC.

Although Great Lakes believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. Great Lakes’ future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in the Company’s Quarterly Report on Form 10-Q are made only as of the date hereof and Great Lakes does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

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

The Company’s subsidiary, NASDI, LLC (“NASDI”), is a demolition service provider located in the Boston, Massachusetts area.  NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials

The Company’s equity in earnings from joint ventures relates to the Company’s 50% ownership interests in Amboy Aggregates (“Amboy”) and in its interest in an adjoining land investment joint venture, which are accounted for using the equity method.

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three months and six ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(85.1)	(84.3)	(88.1)	(86.8)
Gross profit	14.9	15.7	11.9	13.2
General and administrative expenses	(7.7)	(8.1)	(7.6)	(7.2)
Amortization of intangible assets	(0.0)	(0.0)	(0.0)	(0.0)
Operating income	7.1	7.6	4.3	6.0
Interest expense, net	(3.4)	(5.7)	(3.0)	(4.5)
Equity in earnings of joint ventures	0.0	0.5	0.1	0.3
Minority interest	(0.0)	(0.0)	(0.1)	(0.0)
Income before income taxes	3.7	2.4	1.2	1.8
Income tax provision	(1.7)	(1.0)	(0.6)	(0.8)
Net income	2.0%	1.4%	0.6%	1.0%

EBITDA	10.9%	13.7%	9.0%	11.7%

EBITDA, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends.  The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of its primary stakeholders (i.e. its bondholders, banks and investors) use EBITDA to evaluate the Company’s period to period performance.   Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon EBITDA to assess performance for purposes of determining compensation under its incentive plan.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with accounting principles generally accepted in the United States of America  (“GAAP”) including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.  As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business.  For these reasons, the Company uses operating income to measure its operating performance and uses EBITDA only as a supplement.  EBITDA is reconciled to net income in the table of financial results as follows.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Net income	$2,930	$1,679	74.5%	$1,750	$2,643	(33.8)%
Adjusted for:
Interest expense, net	4,931	6,581	(25.1)%	8,552	10,842	(21.1)%
Income tax provision	2,436	1,179	106.6%	1,703	1,861	(8.5)%
Depreciation and amortization	5,557	6,456	(13.9)%	13,214	12,937	2.1%
EBITDA	$15,854	$15,895	(0.3)%	$25,219	$28,283	(10.8)%

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues as of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2008	2007	Change	2008	2007	Change
Dredging:
Capital - U.S.	$45,259	$30,118	50%	$76,280	$45,994	66%
Capital - foreign	35,288	27,595	28	68,122	52,979	29
Beach	9,028	31,167	(71)	27,141	67,957	(60)
Maintenance	20,914	13,029	61	39,156	50,351	(22)
Demolition	34,833	13,716	154	70,344	25,076	181
	$145,322	$115,625	26%	$281,043	$242,357	16%

Revenues for the quarter ended June 30, 2008 were $145.3 million, an increase of almost 26% from $115.6 million in the same period a year earlier. Dredging revenues increased by more than 8% led by strong foreign operations and an increase in domestic capital work. The remaining increase was generated by the Company’s demolition business,  NASDI, revenues of which more than doubled from last year.

Domestic capital work accounted for 41% of dredging revenue for the 2008 second quarter, compared to 30% for the 2007 second quarter as projects in the New York/New Jersey harbors, the Columbia River in Oregon and Barbour’s Cut, Texas contributed to the quarter.  The dredge New York went back to work on the Newark Bay Project early in August and, therefore, did not contribute to second quarter results.  The dredge New York sustained extensive damage in January of 2008 when it was struck by another vessel and was undergoing repairs.  Foreign dredging operations continued to be strong, producing 32% of dredging revenues in the quarter versus 27% last year.  The Company’s maintenance work almost doubled in the 2008 second quarter to $20.9 million compared to the same period last year as market demand continued to increase in the aftermath of spring flooding along the Mississippi River and Gulf Coast.  Beach work decreased significantly, as state and local governments experienced delays during the two prior quarters in getting the necessary approvals to put projects out to bid.  This phenomenon has become increasingly significant as these jurisdictions play a greater role in funding beach nourishment projects.

Revenues for the six-month period ended June 30, 2008 increased by almost 16% to $281.0 million compared with $242.4 million for the same 2007 period primarily as a result of increased demolition activity.  NASDI generated increased activity beginning in the third quarter of 2007 and this higher level of activity continued during the first half of 2008.

Gross profit for the second quarter of 2008 grew by 19% driven by the revenue growth.  However, gross profit margin, defined as gross profit divided by contract revenues, for the period was 14.9% versus 15.7% for the second quarter of 2007.  Gross profit margin for the six months ended June 30, 2008 decreased to 11.9% from 13.2%.  Dredging contract margins continue to experience pressure from the weak domestic market, most notably the decline in beach projects as well as less demand for projects utilizing hydraulic cutterhead equipment.  An additional impact was felt from lower utilization as the dredge Texas was re-positioned to the Middle East and the dredge New York was undergoing repairs through most of the first six moths of 2008.  Also, the projects that drove increased demolition revenues included substantial subcontract work which produced lower gross profit margins comparatively for the first six months.

Operating income in the 2008 second quarter was $10.3 million, up 17% from a year ago on the increase in revenues.   Year to date operating income decreased to $12.0 million from $14.5 million for the same period in 2007, due to the lower gross profit margin and higher general and administrative expenses. General and administrative expenses were up due to increases in incentive pay in the demolition unit and in payroll and health care costs for the Company overall.

Capital projects include large port deepenings and other infrastructure projects including land reclamation.  Domestic capital dredging revenue increased $15.1 million and $30.3 million in the 2008 second quarter and first half, respectively, compared to the same 2007 periods.  Domestic capital work accounted for 41% and 36% respectively, of the 2008 quarter and first half dredging revenue generated by the projects noted above in the New York/New Jersey harbors, the Columbia River in Oregon and in Barbour’s Cut, Texas.  Foreign revenue increased $7.7 million and $15.1 million in the 2008 second quarter and first half, respectively, compared to the same 2007 periods.  Foreign work accounted for 32% of both the 2008 quarter and first half dredging revenue due to continuing work in Bahrain on the Diyaar land development project, as well as two other land reclamation projects.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Beach revenue in the 2008 second quarter and first half was down $22.1 million and $40.8 million compared to the same 2007 periods. Beach revenues were negatively impacted as state and local governments  experienced delays in getting the necessary approvals to put projects out to bid during the previous two quarters.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenue in the 2008 second quarter was up $7.9 million compared to the second quarter of 2007 as market demand continued to increase in the aftermath of spring flooding along the Mississippi River and Gulf Coast.  Revenue for the six months ended June 30, 2008 was down $11.2 million as first quarter 2007 maintenance revenue was very strong while the 2008 first quarter revenue returned to more historical levels.  A number of maintenance projects contributed to this quarter’s revenue, including dredging in Baltimore, MD, the Mississippi River, and along the West Coast.

The Company’s general and administrative expenses totaled $11.2 million and $21.4 million for the three and six months ended June 30, 2008, respectively, an increase of $2.0 million and $4.1million from the same periods in 2007.   General and administrative expenses were higher due to increases in incentive pay in the demolition unit and in payroll and health care costs for the Company overall.

Interest expense, net was $4.9 million and $8.6 million for the second quarter and first half of 2008, respectively representing decreases of $1.6 million and $2.3 million from the same periods of 2007.  The decreases from the prior year were driven by several factors including the write-off of $0.8 million in financing fees in 2007 in connection with the Company’s refinancing of its revolving credit facility.  In addition, lower average debt balances and lower interest rates in 2008 provided interest expense savings.  During the six month periods the Company recorded an unrealized gain on its interest rate swap of $0.2 million in 2008 versus an unrealized loss of $0.7 million last year.

Income tax expense for the second quarter and first six months of 2008 was $2.4 million and $1.7 million compared to $1.2 million and $1.9 million for the same periods in 2007.   The effective tax rate for the six months ended June 30, 2008 was 43.5%, up slightly from 41% at the same time last year.  The Company generated net income of $2.9 million and earnings per diluted share of $0.05 for the second quarter of 2008 compared to $1.7 million and $0.03 for the same 2007 period.  Net income and earnings per diluted share for the six months ended June 30, 2008 was $1.8 million and $0.03 respectively, compared to $2.6 million and $0.06 for the same 2007 period.

EBITDA (as defined on page 23) was $15.9 million and $25.2 million for the quarter and six months ended June 30, 2008, respectively, compared to $15.9 million and $28.3 million for the same periods of 2007 primarily due to increased revenues that were offset by lover gross profit margins in 2008 versus 2007.

Results by segment

Dredging

Dredging revenues for the quarter and six months ended June 30, 2008 were $110.5 million and $210.7 million compared to $101.9 million and $217.3 million for the same periods of 2007.  Dredging revenues for the six months ended June 30, 2008 were driven by domestic capital and foreign work, as the beach market was adversely impacted by funding and permitting delays   The dredging segment generated operating income of $8.1 million and $7.0 million for the quarter and six months ended June 30, 2008, respectively, compared to operating income of $8.0 million and $12.8 million for the same periods of 2007.  Year to date operating income was negatively impacted by a weaker first quarter and a decrease in margins as fixed expenses as a percentage of revenue increased due to the lower level of equipment utilization and the increase in general and administrative expenses.

Demolition

Demolition revenues for the three and six months ended June 30, 2008 totaled $34.8 million and $70.3 million, respectively compared to $13.7 million and $25.1 million for the same periods of 2007.  NASDI activity increased beginning in the third quarter of 2007 and continued at these higher levels during the first half of 2008 due to several large projects which have now been completed.  The demolition segment generated operating income of $2.2 million and $5.0 million for the three and six months ended June 30, 2008, respectively compared to operating income of $0.8 million and $1.6 million for the same periods of 2007.  This increase is attributable to higher revenues from the increased activity that more than offset the impact of the lower gross profit margins related to such projects and an increase in general and administrative expenses.

Bidding Activity and Backlog

 The following table sets forth, by segment and dredging type of work, the Company’s backlog as of the periods indicated:

	June 30,
Backlog (in thousands)	2008	2007
Dredging:
Capital - U.S.	$218,117	$66,224
Capital - foreign	91,087	160,665
Beach	20,736	8,525
Maintenance	25,839	4,166
Demolition	22,582	41,466
	$378,361	$281,046

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

The second quarter 2008 domestic dredging bid market, representing work awarded during the period, totaled $188 million bringing the year to date bid market to $398 million.  Great Lakes was low bidder on $183 million of this work representing a 45% share of the bid market.  It was a strong quarter for capital work.  The Company won a non-federally funded Louisiana Coastal Restoration project and received a partial award of deepening work in the Kill Van Kull channel in the New York/New Jersey harbor.   The remainder of the market was comprised primarily of maintenance projects along the Mississippi River and Gulf Coast area.  The Company won a portion of these maintenance projects and two small beach projects.  The work from the Newark Bay, Port Jersey projects already in backlog and the recent win on the Kill Van Kull project will provide solid utilization for the Company’s mechanical backhoe Dredge New York, into 2011 and a clamshell dredge and the drill boat Apache through 2009.

Given the Company’s bidding success over the last few quarters, dredging backlog at June 30, 2008 totaled $355.8 million compared with $239.6 million at June 30, 2007.  Additionally, the June 30, 2008 dredging backlog does not reflect approximately $396 million of low bids pending award, letters of intent on foreign projects and additional phases (“options”) pending on projects currently in backlog.  This number consists of approximately $307 million for various projects in Bahrain, including the second phase of the Diyaar land reclamation contract and two new land reclamation projects all expected to be awarded this year, with the balance of $89 million relating to domestic projects.  The June 30, 2007 dredging backlog excluded approximately $237 million of pending work; $156 million for work in Bahrain and $81 million of domestic work.  Subsequent to quarter end, the Company signed a letter of intent on another foreign project for approximately $200 million.

Demolition services backlog at June 30, 2008 was $23 million, compared with $41 million at the end of the second quarter of 2007.  In the second quarter of 2007 backlog for the demolition business had increased significantly as the Company took on a series of projects with substantial subcontracting components in order to better position themselves for expected future demolition work.  Higher backlog levels translated into record revenue for the segment during the second half of last year and first half of this year.  With the completion of several large projects in the second quarter, backlog has begun to moderate to levels existing prior to the 2007 second quarter.

Market Outlook

The Water Resources Development Act (“WRDA”), the primary vehicle for authorizing capital projects to deepen the nation’s ports, and the 2008 federal budget were both passed in prior quarters.   While WRDA authorizes capital projects, the budgeting process appropriates annual funding for projects.  During the second quarter there were no major developments with regard to the federal funding situation and there has been little impact from the passage of the 2008 fiscal budget earlier this year.  However, during the first six months of 2008 maintenance spending totaled $174 million versus $84 million in 2007 from significant maintenance work on the West Coast as well as flooding in the Mississippi River and Gulf region has driven the market.  The Corps has been able to reprogram funds from other areas during the first seven months of the year to meet these emergency needs.

The President’s 2009 proposed budget includes some appropriation for capital work but there are no projects included for work authorized by the latest WRDA bill passed last October.  Further, given that the democratically controlled Congress and the White House are at odds over spending, there are no expectations for any compromise in time to pass the 2009 budget this year.  It appears that the current sentiment in Washington is that the appropriation process is not functioning efficiently and, as a result, Congress will wait until a new administration is in place in hopes of improvement.  Consequently, it is likely the government will operate under a continuing resolution and the current status of the domestic market will remain substantially unchanged, with little chance for much additional work to be put out to bid in the near term.

The current issue that has positive momentum building is the proposed use of the Harbor Maintenance Trust Funds.  This Fund has over the last 20 years collected tax revenue annually that was originally designated to fund harbor maintenance.  In recent years the gap between the amount collected under the tax and the amount allocated to harbor maintenance activities has grown significantly as the unallocated funds have been used for general budget purposes.  The maritime industry has formed an alliance that is working under the initiative referred to as RAMP, or Realize America’s Maritime Promise, to work toward dedicating all future tax receipts collected under the Trust Fund to be spent on port maintenance work.  If successful, this would add approximately $500-$700 million a year to address essential port maintenance dredging needs.  There are currently more than 100 members of this coalition, including representation from ports across the country and members of the shipping industry.  The coalition is hopeful to gain support through a concurrent resolution during this year’s congressional session which could allow for a possible bill to be proposed next year.  For additional information concerning this effort see www.ramphmtf.org.

With regard to near term capital projects to be put out to bid by the Corps, as anticipated there was another New York, Kill Van Kull contract that was bid in the second quarter of 2008, which the Company won.  The next federal capital bidding opportunities are not expected until late in the year.  Projects on the horizon include further work in the New York/New Jersey channels, port expansion work in Jacksonville Harbor, FL, work in the channels of Pascagoula and Pensacola as well as several smaller projects that in the aggregate are expected to total over $140 million and be bid in the next 12 months. Additionally management believes that it is likely that a former dredging disposal site in Norfolk, VA at Craney Island will be expanded to provide for new container terminal facilities.  Planning for this project is progressing and at this time is expected to include over $85 million in dredging work, beginning sometime in 2009.

There is no new information to report regarding potential LNG terminals.  No significant LNG starts have come this year and are not expected for some time as various potential projects continue to work through permitting and sourcing issues.

With regard to non-federally funded Louisiana Coastal Restoration work that has been mentioned in previous quarters; two of the four projects were bid in the first quarter of 2008. The Company was awarded one for $34.7 million in the second quarter. The two additional projects are expected to be bid in the next twelve months, although one of those projects will require smaller equipment than is in our fleet.

In March 2008, a large project was bid for work on the Panama Canal, which is the start of a $7.0 billion expansion plan for the canal that is expected to be completed over the next six years.  Several more projects are expected to come out for bid in the next couple of years that will be good opportunities for employing the Company’s equipment.  In addition, the completion of the Panama Canal expansion will make maintaining and deepening U.S. ports even more critical as cargo ships that are too large to navigate into U.S. ports will be required to go to deeper ports outside of the U.S. and the goods they carry will have to be imported into the country via a more expensive method.

With respect to the beach nourishment market, the second quarter was again impacted by the postponement of both federally and privately funded projects.  The 2008 second quarter beach bid market was only $17 million, bringing the year to date market to $39 million.  With backlog at the end of the first quarter of 2008 at only $21 million, the Company’s revenue continues to be negatively impacted.  In the last two years, beach work has been a big revenue producer early in the year.  However, looking out in the future there are a large number of beach projects that total over $200 million that are currently scheduled to be bid during the next 12 months.  This number has grown with the deferral of projects from the prior year coupled with new projects for this year.  While funding and permitting issues may continue, the schedule of projects that may be bid is encouraging and management believes there is a better outlook now for beach work then there was at this time last year.

So while the market to date has been fairly robust compared to last year, there is no further evidence there will be any significant change in the domestic dredging bid market for the remainder of this year.  However, management continues to feel positive about the longer term horizon.  There is a growing need for domestic maintenance dredging, as many U.S. ports which have continued to deteriorate.  Also, with the growth in foreign commerce, which will accelerate with the expansion of the Panama Canal, there is real pressure to improve U.S. ports to remain competitive.  With a change in the administration imminent, there is reason to anticipate that the appropriation process will get back on track and money will start to be spent on the country’s infrastructure needs.  More specifically for the dredging industry, is the issue that the Harbor Maintenance Trust Funds be directed for their intended purpose of funding maintenance dredging in this country’s ports.

Internationally, strong growth throughout 2007 and the first half of 2008 has set the stage for another outstanding year.  Last year, foreign operations generated 32% of the Company’s dredging revenues and this level of work has been maintained throughout 2008.

The Company’s four vessels which were re-positioned during the first six months of 2008 have now reached Bahrain and three have begun working.  The hydraulic cutterhead dredge Texas began working in the second quarter and the hydraulic dustpan dredge Ohio and hopper dredge Reem Island will begin in the third quarter.   The Ohio will continue to work until fabrications are ready to reconfigure it to a similar platform as the dredge Texas.  The hopper dredge Noon Island will go into dry-dock in August for anticipated upgrades and should begin working in the fourth quarter.

The Middle East market continues to be very robust, with many opportunities for the Company’s services, predominantly in Bahrain.  Recently we have signed two letters of intent for additional land reclamation projects, one in June for approximately $100 million and one subsequent to quarter end for approximately $200 million.  Additionally, the scope increased on the project on which we had received a letter of intent in the first quarter.  All together, management expects that during the first quarter of 2009 the Company will have contracts for work in the Middle East that will continuously occupy the equipment currently deployed there for the next three years.

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

The Company’s net cash flows from operating activities for the six months ended June 30, 2008 were $0.2 million, compared to $1.4 million for the six months ended June 30, 2007. The net cash provided by operating activities was impacted in both periods by increases in working capital for foreign operations.  In 2008, repairs on the dredge New York are also being funded through cash flow from operating activities.  The Company expects to be reimbursed for these expenditures through its insurance company and the claim related to the incident.  Working capital was also impacted by an increase in the market value of fuel hedges which the Company has entered into. These fuel hedges will be realized into earnings over the next eleven months.   2007 operating cash flows were impacted by an investment in domestic pipe inventory that was necessary to improve mobilization times between projects.  The amount of the Company’s working capital typically increases or decreases commensurate with the level of operations, including the level of required retainage amounts associated with customer contracts.  Additional working capital is needed to fund increases in operations and working capital is released when operations levels fall.

The Company’s net cash flows used in investing activities for the six months ended June 30, 2008 totaled $21.6 million, compared to $62.1 million for the six months ended June 30, 2007.  Spending in the second quarter of 2008 included $11.7 million of capital expenditures on the dredges Ohio, Reem Island and Noon Island for mobilization, upgrades and other activities related to placing these vessels into service. Another $11.0 million included work on a variety of dredges, including steel renewals and other upgrades to the dredges Illinois and Victoria Island as well as new heavy equipment for the demolition business. The cash flows used in investing activities for the six months ended June 30, 2007 included the Company’s purchase of the dredge Ohio and attendant plant for $13.6 million and the buy out of the operating leases for the dredges Texas and Pontchartrain and  two scows for $14.4 million.  Also in June 2007, the Company purchased the dredge Terrapin Island for $25.5 million.   In the third quarter of 2007 this purchase was refinanced through a sale leaseback under a long term operating lease.   Another $8.6 million was spent on other vessels in the fleet.  The foregoing amounts include non-cash amounts.  See the Condensed Consolidated Statements of Cash Flows.

The Company’s net cash flows from financing activities for the six months ended June 30, 2008 totaled $18.0 million compared to $58.1 million for the six months ended June 30, 2007. Financing includes $21.0 million of net borrowing under the revolver necessary to fund working capital needs and capital expenditures in 2008.   This is a decrease in borrowings from the prior year as in June of 2007 the Company had borrowed to fund it’s purchase of the Terrapin Island and buy out of the leases noted above.  Also, during the six months ended June 30, 2007 the Company received $31.6 million of proceeds in connection with the exercise of common stock purchase warrants.  During the six months ended June 30, 2008, the Company paid dividends of $2.0 million.

During the first and second quarters of 2008 Great Lakes paid a $1.0 million dividend in each quarter.  The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s indebtedness and other factors the Board of Directors deems relevant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company’s financial instruments as of June 30, 2008 has not materially changed since December 31, 2007. The market risk profile of the Company on December 31, 2007 is disclosed in Item 7A. “ Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

a)              Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2008.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to provide such reasonable assurance.

b)             Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings   — See Note 13 in the Notes To Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2008 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2008 Annual Meeting of Shareholders on May 14, 2008.  In connection with the meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of three directors and (2) the ratification of the Board of Directors’ selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008.  A total of 53,631,979, votes were cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below:

a)              In an uncontested election, three nominees of the Board of Directors were elected for three-year terms expiring on the date of the annual meeting in 2011. The votes were as follows

Director Nominee	For	Withheld	Abstention/Broker non-votes
Peter Deutsch	53,281,691	350,288	—
Nathan Leight	49,775,445	3,856,534	—
Douglas B. Mackie	52,113,304	1,518,675	—

The terms of Bruce Biemeck, Thomas Souleles, Jason Weiss, Douglas S. Grissom and Jonathan W. Berger continued after the meeting.

b)             The ratification of the Board of Director’s selection of Deloitte & Touche LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2008 was approved with the following vote:

Number of Votes
For	53,596,661
Against	17,797
Abstain	17,521
Broker non-votes	—

Item 5.  Other Information

None.

Item 6. Exhibits

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation (registrant)

/s/ Deborah A. Wensel
By: Deborah A. Wensel
Date: August 14, 2008	Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.