Form 10-Q
period 2008-09-30
Great Lakes Dredge & Dock CORP
filed 2008-11-12
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, 58,478,829 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2008

PART I — Financial Information

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30	December 31
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,523	$8,239
Accounts receivable — net	98,963	115,709
Contract revenues in excess of billings	26,510	13,828
Inventories	30,776	29,157
Prepaid expenses	5,282	6,710
Other current assets	29,089	16,980

Total current assets	202,143	190,623

PROPERTY AND EQUIPMENT — Net	309,040	296,721
GOODWILL	97,799	96,225
OTHER INTANGIBLE ASSETS — Net	1,063	1,006
INVENTORIES — Noncurrent	35,213	21,315
INVESTMENTS IN JOINT VENTURES	9,339	9,589
OTHER	7,627	8,883

TOTAL	$662,224	$624,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$78,524	$77,552
Accrued expenses	25,143	24,067
Billings in excess of contract revenues	7,672	5,437
Current portion of equipment debt	1,551	1,273

Total current liabilities	112,890	108,329

REVOLVING CREDIT FACILITY	49,710	21,500
7 3/4% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	84,493	79,836
OTHER	10,627	9,301

Total liabilities	432,720	393,966

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	468	2,061

STOCKHOLDERS’ EQUITY
Common stock—$.0001 par value; 90,000,000 authorized, 58,478,829 and 58,459,824 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	6	6
Additional paid-in capital	262,647	260,669
Accumulated deficit	(32,645)	(32,810)
Accumulated other comprehensive income (loss)	(972)	470

Total stockholders’ equity	229,036	228,335

TOTAL	$662,224	$624,362

See notes to the unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Contract revenues	$142,809	$116,460	$423,852	$358,817
Costs of contract revenues	125,193	103,114	372,656	313,594
Gross profit	17,616	13,346	51,196	45,223
General and administrative expenses	10,971	9,554	32,373	26,834
Amortization of intangible assets	177	66	308	197
Operating income	6,468	3,726	18,515	18,192
Interest expense, net	(4,301)	(3,375)	(12,853)	(14,217)
Equity in earnings of joint ventures	61	790	250	1,689
Minority interest	—	22	(231)	3
Income before income taxes	2,228	1,163	5,681	5,667
Income tax provision	(827)	(519)	(2,530)	(2,380)
Net income	$1,401	$644	$3,151	$3,287

Basic earnings per share	$0.02	$0.01	$0.05	$0.07
Basic weighted average shares	58,473	56,265	58,466	45,694

Diluted earnings per share	$0.02	$0.01	$0.05	$0.07
Diluted weighted average shares	58,499	57,190	58,476	50,107

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income	$3,151	$3,287
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,256	20,141
Earnings of joint ventures	(250)	(1,689)
Distribution from equity joint ventures	500	1,400
Minority interest	231	(3)
Deferred income taxes	4,180	829
Gain on dispositions of property and equipment	(525)	(556)
Amortization of deferred financing fees	1,464	2,185
Stock based compensation expense	302	—
Changes in assets and liabilities:
Accounts receivable	16,746	(12,245)
Contract revenues in excess of billings	(12,682)	2,201
Inventories	(15,517)	(13,887)
Prepaid expenses and other current assets	(8,789)	(4,204)
Accounts payable and accrued expenses	(2,367)	2,861
Billings in excess of contract revenues	2,235	(10,553)
Other noncurrent assets and liabilities	1,059	308
Net cash flows from operating activities	10,994	(9,925)

Investing Activities
Purchases of property and equipment	(32,906)	(77,175)
Dispositions of property and equipment	799	28,378
Repayment of loan to related party	—	1,703
Purchase of minority interest	(5)	—
Changes to restricted cash	787	—
Net cash flows used in investing activities	(31,325)	(47,094)

Financing Activities
Repayments of long-term debt	(1,469)	(19,685)
Borrowings under revolving loans, net of repayments	28,210	14,500
Cash proceeds from conversion of warrants	—	91,768
Financing fees	—	(2,101)
Dividends	(2,987)	—
Repayment of capital lease debt	(139)	(1,393)
Net cash flows from financing activities	23,615	83,089
Net change in cash and equivalents	3,284	26,070
Cash and equivalents at beginning of period	8,239	3,640
Cash and equivalents at end of period	$11,523	$29,710

Supplemental Cash Flow Information
Cash paid for interest	$8,328	$8,891
Cash paid for income taxes	$4,724	$6,757

Non-cash Investing Activity
Capital expenditures in accounts payable	$3,793	$2,546

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

1.                            Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

The Company’s cost structure includes significant annual equipment-related costs, principally depreciation, maintenance, insurance and long-term equipment rentals, which have averaged approximately 22% to 25% of total costs of contract revenues over the last three years. During the year, both equipment utilization and the timing of these cost expenditures fluctuate significantly.  Accordingly, the Company allocates these equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date, the Company compares the actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals the actual equipment costs incurred during the year.  As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual equipment costs incurred in that interim period.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.                            Comprehensive income

Total comprehensive income (loss) is comprised of the Company’s net income (loss) and net unrealized gains (losses) on cash flow hedges as discussed in Note 4 below. Total comprehensive income (loss) for the three months ended September 30, 2008 and 2007 was ($2,338) and $781, respectively. Total comprehensive income for the nine months ended September 30, 2008 and 2007 was $1,709 and $4,948, respectively.

3.                            Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Options to purchase 356,744 shares of common stock were outstanding during the three month and nine month period ended September 30, 2008 but were not included in the computation of earnings per share (“EPS”) because the options were determined to be anti-dilutive.  The potentially dilutive impact of 145,736 issued restricted stock units (“RSUs”) is included in the calculation of diluted earnings per share based on the application of the treasury stock method.  At January 1, 2007, warrants to purchase 18.4 millions shares of the Company’s common stock were outstanding and exercisable.  By December 31, 2007 all of these warrants had been exercised or redeemed.  The potentially dilutive impact of shares that were issuable pursuant to the exercise of these warrants prior to the redemption date is included in the calculation of diluted earnings per share at September 30, 2007 based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income - numerator for basic and diluted earnings per share	$1,401	$644	$3,151	$3,287
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	58,473	56,265	58,466	45,694
Dilutive impact of warrants to purchase common stock		925		4,413
Dilutive impact of restricted stock units issued	26		10
Denominator for diluted earnings per share adjusted weighted average shares	58,499	57,190	58,476	50,107

Basic earnings per share	$0.02	$0.01	$0.05	$0.07

Diluted earnings per share	$0.02	$0.01	$0.05	$0.07

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At September 30, 2008, the Company held certain derivative contracts, which the Company’s uses to manage commodity price and interest rate risk.  Such instruments are not used for trading purposes.  The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$(1,617)	$—	$(1,617)	$—
Interest rate swap contracts	40	—		40
Total assets measured at fair value	$(1,577)	$—	$(1,617)	$40

Fuel Hedge Contracts

As of September 30, 2008, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2009. As of September 30, 2008, there were 5.6 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.45 to $4.08 per gallon. At September 30, 2008 and December 31, 2007, the fair value asset (liability) on these contracts was estimated to be ($1,617) and $775, respectively, and is recorded in other current assets (accrued expenses).  Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains included in accumulated other comprehensive income at September 30, 2008 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets therefore, the Company has categorized these fuel hedges as Level 2.

Interest Rate Swap Contracts

In February 2004, the Company entered into an interest rate swap arrangement, which is effective through December 15, 2013, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated debt. The interest rate swaps contain a provision whereby the counterparties have the right to terminate the contracts at any time after December 15, 2008.  The current portion of the fair value asset of the swap at September 30, 2008 and December 31, 2007 was $1,026 and $351, respectively, and is recorded in current assets. The long term portion of the fair value liability of the swap at September 30, 2008 and December 31, 2007 was $986 and $717, respectively, and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swap

Balance at January 1, 2008	$(365)
Transfers to Level 3	—
Total gains or (losses) (realized or unrealized):
Included in earnings	(405)
Included in other comprehensive income	—
Purchases and settlements	—
Balance at September 30, 2008	$40

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of the Company’s variable rate debt (primarily bank debt) approximates fair values, based on prevailing market rates.   The fair value of the Company’s $175,000 of 7.75% senior subordinated notes was $136,500 at September 30, 2008, based on indicative market prices.

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

On May 20, 2008, the Company granted non-qualified stock options (“NQSOs”) and RSUs to certain employees pursuant to the plan. In accordance with SFAS 123R, Share-Based Payment, the compensation cost charged to income related to these stock-based compensation arrangements was $126 and $190 for the three months and nine months ended September 30, 2008.

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

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 was $2.24.  The fair value of each option was estimated using the following assumptions:

2008

Expected volatility	45.0%

Expected dividends	1.3%

Expected term (in years)	5.5 - 6.5

Risk free rate	3.0%

A summary of option activity under the Incentive Plan as of September 30, 2008, and changes during the nine months then ended is presented below:

Options	Shares	Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000’s)

Outstanding as of January 1, 2008	––
Granted	356,774	$5.41
Exercised	—
Forfeited or Expired	—
Outstanding as of September 30, 2008	356,774	$5.41	5.6	$321

Vested at September 30, 2008	—
Vested or expected to vest at September 30, 2008	334,038

There were no NQSOs exercisable as of September 30, 2008, and therefore no NQSOs were exercised during the nine months ended September 30, 2008.

Restricted stock units

RSUs generally vest in one installment on the third anniversary of the grant date. A summary of the status of the Company’s non-vested RSUs as of September 30, 2008, and changes during the nine months ended September 30, 2008 is presented below:

Nonvested Restricted Stock Units	Shares	Grant Date Price	Weighted- Average Grant- Date Fair Value

Non-vested as of January 1, 2008	––
Granted	145,736	$5.41	$5.41
Vested	––
Forfeited	––
Outstanding as of September 30, 2008	145,736	$5.41	$5.41

Vested at September 30, 2008	––
Vested or expected to vest at September 30, 2008	125,747

The fair value of RSUs was based upon the Company’s stock price on the date of grant.  RSUs generally vest over three years.

As of September 30, 2008, there was $1.2 million of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.4 years.

Director Compensation

As of May 20, 2008, the Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors.  Compensation is paid to non-employee directors.  Stock-based compensation is paid pursuant to the Incentive Plan and was granted by the Compensation Committee.  For the 2008 fiscal year each non-employee director will receive $60,000, 50% in cash and 50% payable in unrestricted shares of the Company’s’ common stock.  Directors who are not outside directors receive no additional compensation for services as members of the Board or any of its committees. All of our directors in 2008 to date were outside directors other than Douglas B. Mackie.  In addition, Thomas Souleles and Douglas Grissom waived their right to director’s compensation for the 2008 fiscal year.  During the nine months ended September 30, 2008 19,005 shares of the Company’s common stock were issued to non-employee directors.

6.                            Accounts receivable

Accounts receivable at September 30, 2008 and December 31, 2007 are as follows:

	September 30	December 31
	2008	2007
Completed contracts	$17,821	$28,048
Contracts in progress	58,422	68,197
Retainage	23,970	20,953
	100,213	117,198
Allowance for doubtful accounts	(1,250)	(1,489)

Total accounts receivable	$98,963	$115,709

7.                            Contracts in progress

The components of contracts in progress at September 30, 2008 and December 31, 2007 are as follows:

	September 30	December 31
	2008	2007
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$392,769	$216,701
Amounts billed	(366,603)	(203,347)
Costs and earnings in excess of billings for contracts in progress	26,166	13,354
Costs and earnings in excess of billings for completed contracts	344	474

Total contract revenues in excess of billings	$26,510	$13,828

Prepaid contract costs (included in prepaid expenses)	$747	$2,618

Billings in excess of costs and earnings:
Amounts billed	$(79,097)	$(61,067)
Costs and earnings for contracts in progress	71,425	55,630

Total billings in excess of contract revenues	$(7,672)	$(5,437)

8.                            Intangible assets

The net book value of intangible assets is as follows:

			Accumulated
As of September 30, 2008:	Cost	Acquisitions	Amortization	Net

Demolition segment customer relationships	1,093	207	833	467
Demolition Backlog	—	158	99	59
Software and databases	1,209	—	672	537
	$2,302	$365	$1,604	$1,063

			Accumulated
As of December 31, 2007	Cost	Acquisitions	Amortization	Net

Demolition segment customer relationships	1,093	—	730	363
Software and databases	1,209	—	566	643

Total	$2,302	$—	$1,296	$1,006

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$5,103	$6,778	$15,739	$18,019

Gross profit	$500	$1,861	$1,682	$4,680

Net income	$122	$1,580	$500	$3,378

Great Lakes’ 50% share	$61	$790	$250	$1,689

Amboy has a revolving loan with a bank for up to $3,000 which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company does not guarantee any of the outstanding borrowings and accrued interest under the bank agreement.  It is the intent of the joint venture partners to periodically distribute Amboy’s earnings, to the extent allowed by Amboy’s bank agreement.  For the nine months ended September 30, 2008 and 2007, the Company received distributions from Amboy totaling $500 and $1,400, respectively.

The Company and its Amboy joint venture partner also each own a 50% interest in land, which is adjacent to the Amboy property and is used in connection with the Amboy operations. The Company’s recorded share of the property is $1,047 and is reflected in investments in joint ventures.

10.                     Accrued expenses

Accrued expenses at September 30, 2008 and December 31, 2007 are as follows:

	September 30	December 31
	2008	2007
Payroll and employee benefits	$9,077	$10,778
Insurance	7,425	6,553
Interest	4,416	950
Income and other taxes	1,043	4,690
Fuel hedge liability	1,617	—
Other	1,565	1,096
Total accrued expenses	$25,143	$24,067

11.                     Income taxes

The Company provides for income taxes in interim periods based on an estimated annual effective tax rate adjusted for items that are discrete to each period.  Significant items impacting the effective tax rate at September 30, 2008 and 2007 include amounts associated with FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”).  Effective January 1, 2007, Great Lakes adopted FIN 48, which requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.

The uncertain tax positions of the Company as of September 30, 2008 and December 31, 2007, totaled $1,940 and $1,867, respectively.  At September 30, 2008 and December 31, 2007, approximately $646 and $599, respectively, of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.   The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next twelve months.  The Company’s continuing practice is to record interest and penalties related to income tax matters in income tax expense.  Such interest and penalties are not significant for the three and nine months ended September 30, 2008 and 2007.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2004 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2004. The Company is currently undergoing an examination by the State of Illinois for the 2005 and 2004 tax years. An Internal Revenue Service examination of the 2005 tax year is in process as of September 30, 2008. In foreign jurisdictions in which the Company operates, all significant years prior to 2004 are closed and are no longer subject to examination.

While the Company does not expect material adjustments will result from such examinations, it is possible that federal, state or foreign authorities may challenge tax positions taken by the Company, and seek payment for additional taxes and penalties.  While no assurance can be given, the Company does not believe the results of these examinations will have a material effect on its financial position, results of operations, or cash flows.

12.                     Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Dredging
Contract revenues	$123,816	$93,707	$334,515	$310,989
Operating income	6,603	3,162	13,635	15,992

Demolition
Contract revenues	$18,993	$22,753	$89,337	$47,828
Operating income	(135)	564	4,880	2,200

Total
Contract revenues	$142,809	$116,460	$423,852	$358,817
Operating income	6,468	3,726	18,515	18,192

In addition, foreign dredging revenue of $50,837 and $118,959 for the three and nine months ended September 30, 2008, respectively, was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.                     Commitments and contingencies

Commercial commitments

Great Lakes has a secured $155,000 bank credit facility, which matures in June 2012.  This credit facility provides for revolving loans, letters of credit and swingline loans.  As of September 30, 2008, Great Lakes had $49,709 of revolver borrowings and $26,333 of letters of credit outstanding under this facility.

During the three-months ended September 30, 2008, one of the lenders supporting the Company’s $155,000 revolving credit facility defaulted under the company’s credit agreement. This lender is responsible for $10,000 or 6.5% of the overall line of credit.  While the default of this lender may reduce overall availability, the Company continues to have adequate capacity under the revolving credit agreement to fund its operations, provide working capital, meet debt service requirements and finance capital expenditures. Accordingly, the Company does not believe that the loss of this lender will have a material effect on its financial position, result of operations or cash flows.

Great Lakes obtains its performance, bid and payment bonds through a bonding agreement with a surety company.  The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects.  As of September 30, 2008, Great Lakes had outstanding bonds valued at $402,989; however, the revenue value remaining in backlog related to these projects totaled approximately $248,805.

Great Lakes has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts.  As of September 30, 2008, Great Lakes had $16,341 of letters of credit outstanding under this facility.

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

In the ordinary course of business, the Company negotiates contract related claims for additional compensation.  These amounts are not recognized in contract revenues until such claims are settled.  During September 2008, the Company came to agreement with a customer on additional compensation due to the Company related to its performance of an ongoing dredging project.  This agreement provides for additional revenue of approximately $13,300 over the duration of the contract.  As a result of percent complete accounting, the Company recorded an incremental $6,000 in contract revenue as of September 30, 2008 related to work performed on this contract from the fourth quarter of 2006 through September 30, 2008.  Future revenue from this claim will be recorded along with the costs associated with performing this work.

Legal proceedings and other contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against Great Lakes and certain of its subsidiaries.  These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.  For a discussion of these matters, please refer to Note 18 Commitments and Contingencies reported in Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.  Except as noted below, there have been no material changes or developments in these matters since December 31, 2007.

In February 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes that the grand jury was convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corps of Engineers.  On September 30, 2008, the Company received notification from the Department of Justice that the investigation has been closed and there will be no further activity.

The Company’s results continue to be negatively impacted from the increase in reserves related to injury claims from our hourly workforce residing in Texas.  In the normal course of business, the Company is party to various personal injury lawsuits for which it maintains insurance to cover claims that arise subject to a deductible. In 2006 and 2005, there was a substantial increase in suits filed in Texas due, in large part, to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers resident in Texas. During the first half of 2007, Maritime Jobs for Texas, a coalition of maritime employers worked to reform Texas venue law with regard to the type of personal injury suits the dredging industry has recently faced. On May 24, 2007, the Texas legislature passed a bill which removed in part certain venue rules favorable to would-be plaintiffs. As enacted, these legislative reforms could alleviate the increasing number of meritless personal injury suits facing the industry in Texas. Since the passage of this legislation, the Company has been served with one personal injury lawsuit in Texas. In addition, with the settlement of several claims throughout 2007, the inventory of claims at the end of the year was significantly less compared to the start of the year.  During the third quarter of 2008, no new personal injury lawsuits related to our hourly workforce in Texas were commenced against the Company. The Company’s recorded self-insurance reserves represent its best estimate of the outcomes of outstanding claims and the Company does not believe that there will be a material adverse impact to the Company’s financial position or results of operations or cash flows related to outstanding claims. However, the occurrence of new claims of a similar nature is not possible to predict and, while the Company does not believe that additional claims would have a material impact on the Company’s financial position, it is possible they could be material to future results of operations and cash flows in future periods.

On April 24, 2006, a class action complaint (“Reed Complaint”) was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005. Other plaintiffs have filed similar class action complaints, as well one mass tort (collectively with the Reed Complaints, the “Katrina Claims”). Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. The Reed Complaint names as defendants the U.S. government, Great Lakes Dredge & Dock Company, and numerous other dredging companies, which completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (MRGO) between 1993 and 2005. The Reed Complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The Reed Complaint alleges that this loss of natural barriers contributed to the failure of the levees as Katrina floodwaters damaged plaintiffs’ property. The Reed Complaint asserts claims of negligence, warranty, concealment, and violations of the Water Pollution Control Act.  All these cases raise the same claims as the Reed Complaint. One dredging company has filed a cross-claim seeking contribution and indemnification. The amount of claimed damages is not stated, but is presumed to be significant.  On March 9, 2007, the District Court dismissed with prejudice the Reed Complaint and one mass tort claim against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”).  Briefing on the appeal is now complete, and the Fifth Circuit held oral argument on September 4, 2008.  The Fifth Circuit has now taken the appeal under advisement and the parties are awaiting a ruling.  In addition and as previously reported, on October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in the U.S. District Court for the Eastern District of Louisiana. Roughly 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes, asserting the same basis theory of liability as in the Reed Complaint and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes.  On September 7, 2007, Great Lakes filed a motion to dismiss all claims against it in the limitation proceeding.  The District Court granted the motion on June 12, 2008, dismissing the limitation claims with prejudice.  The claimants filed a notice of appeal in the Fifth Circuit.  Briefing is expected to begin during the fourth quarter of 2008, and oral arguments are expected to take place on this appeal during the second or third quarter of 2009.  Great Lakes believes that the Katrina Claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

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

Pursuant to the terms of the NASDI, LLC Limited Liability Company Agreement, the Company has the ability to call Mr. Berardi’s 35% interest upon Mr. Berardi’s termination of employment, upon a change in control related to the Company or any time after December 31, 2010.  The call payment is based on a formula that considers NASDI, LLC’s average annual EBITDA for a two year period, as adjusted for the Class A liquidation preference and outstanding indebtedness of NASDI, LLC.  The call payment is limited, in certain situations, to a maximum of $1,500.

The Company also entered into an employment agreement with Mr. Berardi that establishes the terms of Mr. Berardi’s salary and benefits.  Additionally, in the event of sale of all or a material portion of NASDI, LLC, Mr. Berardi is entitled to a cash payment equal to 35% of the proceeds received by the Company in connection with the sale of NASDI, LLC to a third party, but such payment shall not exceed $9,800.

The acquisition was accounted for as a purchase, with a purchase price of $1,939 equal to the fair value of consideration received by Mr. Berardi, including the 35% interest in Class B shares, a cash payment of $5 and the fair value of future obligations to Mr. Berardi by the Company.  Accordingly, the assets and liabilities associated with this 15% interest were adjusted to their estimated fair values.  This allocation of purchase price is preliminary and is subject to change in future periods based on refinements of the amounts and assumptions used in the allocation. A summary of the allocation of purchase price to the assets acquired is as follows:

Property, plant and equipment	$(28)
Intangible assets	365
Goodwill	1,574
Total	$1,911

16.                     Subsequent events

On November 3, 2008 the Company entered into a sale-leaseback with Banc of America Leasing & Capital, LLC, for a piece of ancillary equipment, the GL 177.  The Company sold the vessel to Banc of America Leasing & Capital, LLC, for $16,665. The Company will lease it through November 2018 under a long term operating lease.

17.                     Supplemental unaudited condensed consolidating financial information

Included in the Company’s long-term debt is $175,000 of 7.75% senior subordinated notes which will mature on December 15, 2013. The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiary and for the Company, exclusive of its subsidiaries (“GLDD Corporation”).

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,513	$10	$—	$—	$11,523
Accounts receivable—net	98,963	—	—	—	98,963
Receivables from affiliates	7,620	2,739	28,378	(38,737)	—
Contract revenues in excess of billings	26,510	—	—	—	26,510
Inventories	30,776	—	—	—	30,776
Prepaid expenses and other current assets	21,818	—	12,553	—	34,371
Total current assets	197,200	2,749	40,931	(38,737)	202,143

PROPERTY AND EQUIPMENT—Net	309,040	—	—	—	309,040
GOODWILL	97,799	—	—	—	97,799
OTHER INTANGIBLE ASSETS—Net	1,063	—	—	—	1,063
INVESTMENTS IN SUBSIDIARIES	2,750	—	500,878	(503,628)	—
INVENTORIES	35,213	—	—	—	35,213
INVESTMENTS IN JOINT VENTURES	9,339	—	—	—	9,339
OTHER ASSETS	1,713	—	5,914	—	7,627
TOTAL	$654,117	$2,749	$547,723	$(542,365)	$662,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	78,431	—	120	(27)	78,524
Payables to affiliates	38,737	—	—	(38,737)	—
Accrued expenses	20,449	—	4,694	—	25,143
Billings in excess of contract revenues	7,672	—	—	—	7,672
Current portion of equipment debt	1,551	—	—	—	1,551
Total current liabilities	146,840	—	4,814	(38,764)	112,890

REVOLVING CREDIT FACILITY	—	—	49,710	—	49,710
7 3/4% SENIOR SUBORDINATED DEBT	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	1,343	(1)	83,151	—	84,493
OTHER	6,700	—	3,927	—	10,627
Total liabilities	154,883	(1)	316,602	(38,764)	432,720
MINORITY INTEREST	—	—	468	—	468
STOCKHOLDERS’ EQUITY	499,234	2,750	230,653	(503,601)	229,036
TOTAL	$654,117	$2,749	$547,723	$(542,365)	$662,224

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$142,809	$—	$—	$—	142,809
COST OF CONTRACT REVENUES	(125,192)	—	(1)	—	(125,193)
GROSS PROFIT	17,617	—	(1)	—	17,616

OPERATING EXPENSES
General and administrative expenses	(10,424)	(15)	(532)	—	(10,971)
Amortization of intangibles	(177)	—	—	—	(177)
Total operating income	7,016	(15)	(533)	—	6,468

INTEREST EXPENSE (Net)	(32)	—	(4,269)	—	(4,301)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(26)	—	7,145	(7,119)	—
EQUITY IN EARNINGS OF JOINT VENTURE	61	—	—	—	61

INCOME (LOSS) BEFORE INCOME TAXES	7,019	(15)	2,343	(7,119)	2,228

INCOME TAX (PROVISION) BENEFIT	126	(11)	(942)	—	(827)

NET INCOME (LOSS)	$7,145	$(26)	$1,401	$(7,119)	$1,401

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$116,460	$—	$—	$—	$116,460
COST OF CONTRACT REVENUES	(103,114)	—	—	—	(103,114)
GROSS PROFIT	13,346	—	—	—	13,346

OPERATING EXPENSES
General and administrative expenses	(8,961)	(16)	(577)	—	(9,554)
Amortization of intangibles	(66)	—	—	—	(66)
Total operating income	4,319	(16)	(577)	—	3,726

INTEREST EXPENSE0Net	(577)	—	(2,798)	—	(3,375)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(10)	—	5,662	(5,652)	—
EQUITY IN EARNINGS OF JOINT VENTURE	790	—	—		790
MINORITY INTEREST	—	—	—	22	22

INCOME (LOSS) BEFORE INCOME TAXES	4,522	(16)	2,287	(5,630)	1,163

INCOME TAX (PROVISION) BENEFIT	1,056	6	(3,946)	2,365	(519)

NET INCOME (LOSS)	$5,578	$(10)	$(1,659)	$(3,265)	$644

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$423,852	$—	$—	$—	423,852
COST OF CONTRACT REVENUES	(372,594)	—	(62)	—	(372,656)
GROSS PROFIT	51,258	—	(62)	—	51,196

OPERATING EXPENSES
General and administrative expenses	(31,179)	(45)	(1,149)	—	(32,373)
Amortization of intangibles	(308)	—	—	—	(308)
Total operating income	19,771	(45)	(1,211)	—	18,515

INTEREST EXPENSE (Net)	(954)	—	(11,899)	—	(12,853)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(45)	—	17,426	(17,381)	—
EQUITY IN EARNINGS OF JOINT VENTURE	250	—	—	—	250
MINORITY INTEREST	—	—	(231)	—	(231)

INCOME (LOSS) BEFORE INCOME TAXES	19,022	(45)	4,085	(17,381)	5,681

INCOME TAX (PROVISION) BENEFIT	(1,596)	—	(934)	—	(2,530)

NET INCOME (LOSS)	$17,426	$(45)	$3,151	$(17,381)	$3,151

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$358,817	$—	$—		358,817
COST OF CONTRACT REVENUES	(312,691)	—	(903)		(313,594)
GROSS PROFIT	46,126	—	(903)	—	45,223

OPERATING EXPENSES
General and administrative expenses	(26,030)	(50)	(754)		(26,834)
Amortization of intangibles	(197)	—	—		(197)
Total operating income	19,899	(50)	(1,657)	—	18,192

INTEREST EXPENSE (Net)	(3,131)	—	(11,086)		(14,217)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(32)	—	21,299	(21,267)	—
EQUITY IN EARNINGS OF JOINT VENTURE	1,689	—	—	—	1,689
MINORITY INTEREST	—	—	—	3	3

INCOME (LOSS) BEFORE INCOME TAXES	18,425	(50)	8,556	(21,264)	5,667

INCOME TAX (PROVISION) BENEFIT	2,854	18	(14,183)	8,931	(2,380)

NET INCOME (LOSS)	$21,279	$(32)	$(5,627)	$(12,333)	$3,287

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$25,330	$(45)	$(14,291)	$—	$10,994
Investing Activities
Purchases of property and equipment	(32,906)	—	—	—	(32,906)
Dispositions of property and equipment	799	—	—	—	799
Loan to related party	—	—	—	—	—
Purchase of Minority Interest	(5)	—	—	—	(5)
Changes to Restricted Cash	787	—	—	—	787
Net cash flows from investing activities	(31,325)	—	—	—	(31,325)
Financing Activities					—
Repayments of long-term debt	(1,469)	—	—	—	(1,469)
Borrowings under revolving loans	—	—	28,210	—	28,210
Net change in accounts with affiliates	10,532	19	(10,551)	—	—
Cash proceeds from conversion of warrants	—	—	—	—	—
Financing Fees	—	—	—	—	—
Dividends	(2,987)	—	—	—	(2,987)
Repayment of capital lease debt	(139)	—	—	—	(139)
Net cash flows from financing activities	5,937	19	17,659	—	23,615
Net change in cash and equivalents	(58)	(26)	3,368	—	3,284
Cash and equivalents at beginning of year	8,233	6	—	—	8,239
Cash and equivalents at end of year	$8,175	$(20)	$3,368	$—	$11,523

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$18,114	$(32)	$(28,007)	$—	$(9,925)
Investing Activities
Purchases of property and equipment	(77,175)	—	—	—	(77,175)
Dispositions of property and equipment	28,378	—	—	—	28,378
Loan to related party	1,703	—	—	—	1,703
Net cash flows from investing activities	(47,094)	—	—	—	(47,094)
Financing Activities					—
Repayments of long-term debt	(19,685)	—	—	—	(19,685)
Borrowings under revolving loans	—	—	14,500	—	14,500
Net change in accounts with affiliates	78,229	32	(78,261)	—	—
Cash proceeds from conversion of warrants	—	—	91,768	—	91,768
Repayment of capital lease debt	(1,393)	—	—	—	(1,393)
Financing Fees	(2,101)	—	—	—	(2,101)
Net cash flows from financing activities	55,050	32	28,007	—	83,089
Net change in cash and equivalents	26,070	—	—	—	26,070
Cash and equivalents at beginning of year	3,630	10	—	—	3,640
Cash and equivalents at end of year	$29,700	$10	$—	$—	$29,710

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge and Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 and in other securities filings by Great Lakes with the SEC.

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

Results of Operations

The following table sets forth the components of net income and EBITDA, as defined below, as a percentage of contract revenues for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(87.7)	(88.5)	(87.9)	(87.4)
Gross profit	12.3	11.5	12.1	12.6
General and administrative expenses	(7.7)	(8.2)	(7.6)	(7.5)
Amortization of intangible assets	(0.1)	(0.0)	(0.1)	(0.0)
Operating income	4.5	3.2	4.4	5.0
Interest expense, net	(3.0)	(2.9)	(3.0)	(4.0)
Equity in earnings of joint ventures	0.0	0.7	0.1	0.5
Minority interest	—	0.0	(0.1)	0.0
Income before income taxes	1.6	1.0	1.3	1.5
Income tax provision	(0.6)	(0.4)	(0.6)	(0.6)
Net income	1.0%	0.6%	0.7%	0.9%

EBITDA	10.2%	10.0%	9.4%	11.2%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Net income	$1,401	$644	117.5%	$3,151	$3,287	(4.1)%
Adjusted for:
Interest expense, net	4,301	3,375	27.4%	12,853	14,217	(9.6)%
Income tax expense	827	519	59.3%	2,530	2,380	6.3%
Depreciation and amortization	8,042	7,204	11.6%	21,256	20,141	5.5%
EBITDA	$14,571	$11,742	24.1%	$39,790	$40,025	(0.6)%

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues as of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2008	2007	Change	2008	2007	Change
Dredging:
Capital - U.S.	$37,313	$39,440	(5)%	$113,593	$85,434	33%
Capital - foreign	50,837	42,126	21	118,959	95,105	25
Beach	7,045	2,929	141	34,186	70,886	(52)
Maintenance	28,621	9,214	211	67,777	59,565	14
Demolition	18,993	22,751	(17)	89,337	47,827	87
	$142,809	$116,460	23%	$423,852	$358,817	18%

Revenues for the quarter ended September 30, 2008 were $142.8 million, an increase of almost 23% from $116.5 million in the same period a year earlier. Dredging revenues increased by nearly 32% led by strong foreign operations, including additional revenue related to an ongoing contract claim successfully settled during the quarter, as well as an increase in domestic maintenance work.  During the quarter, foreign dredging operations produced $50.8 million of revenue and domestic maintenance work more than tripled from last year to $28.6 million as market demand continued to increase in the aftermath of spring flooding along the Mississippi River and hurricanes in the Gulf Coast.  Revenues from capital projects were relatively unchanged from the 2007 third quarter with major projects underway in the Ports of New York, New Jersey and Boston as well as on the Columbia River in Oregon.  Beach work was adversely impacted by environmental window restrictions that are typical in the third quarter of each year.  Demolition revenues decreased by 17% as demolition activity returned to normalized levels.

Revenue for the nine-month period ended September 30, 2008 of $423.9 million was up by 18% from $358.8 million for the comparable 2007 period, a result of the additional demolition activity in the first half of the year and an increase in domestic capital and foreign dredging work year to date that more than offset the decline in beach work.

Gross profit of $17.6 million for the third quarter of 2008 grew by 32% from $13.3 million in the third quarter of 2007.  Gross profit margin for the period was 12.3% versus 11.5% for the third quarter of 2007.  The Company achieved this increase despite major mechanical and weather-related downtime which negatively impacted three domestic projects and the Company’s operations in the Middle East, partially offsetting the increase from the additional contract claim revenue.  Strong revenue performance for the nine months ended September 30, 2008 produced a 13% growth in gross profit to $51.2 million from $45.2 million in the same period a year earlier.  However, gross profit margin of 12.1% decreased from 12.6% a year earlier as operations in the first half of the year were unfavorably impacted by the temporary loss of the dredge New York, mobilizations to the Middle East and the reduced level of beach work.

Operating income in the 2008 third quarter was $6.5 million, up 74% from $3.7 million a year ago, despite a 15% increase in general and administrative expenses.  General and administrative expenses increased due to increases in incentive pay, payroll and health care costs.  Operating income increased to $18.5 million for the nine months ended September 30, 2008, from $18.2 million in the same period a year earlier, as higher gross profit offset the growth in general and administrative expenses.

Capital projects include large port deepenings and other infrastructure projects including land reclamations.  Domestic capital dredging revenue decreased $2.1 million and increased $28.2 million in the 2008 third quarter and first nine months of 2008, respectively, compared to the same 2007 periods.  Domestic capital work accounted for 30% and 34% of dredging revenue for the 2008 third quarter and first nine months, respectively and was primarily generated by projects in the New York/New Jersey harbors, the Columbia River in Oregon and in Barbour’s Cut, Texas.  Foreign revenue increased $7.7 million and $23.8 million in the 2008 third quarter and first nine months, respectively, compared to the same 2007 periods.  Foreign work accounted for 41% and 36% of the 2008 third quarter and first nine months dredging revenue, respectively due to continuing work in Bahrain on the Diyaar land development project, as well as two other land reclamation projects.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Beach revenue in the 2008 third quarter was up $4.1 million compared to the same 2007 quarter but was down $36.7 million for the nine months ended September 30, 2008 compared to the same 2007 period. Since the end of 2007, beach revenues have been negatively impacted through out 2008 as state and local governments experienced delays in getting the necessary approvals to put projects out to bid.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenue was up $19.4 million and $8.2 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods of 2007 as market demand continued to increase in the aftermath of spring flooding along the Mississippi River and Gulf Coast.  A number of maintenance projects contributed to this quarter’s revenue, including dredging in the Mississippi River and along the West Coast.

The Company’s general and administrative expenses totaled $11.0 million and $32.4 million for the three and nine months ended September 30, 2008, respectively, an increase of $1.4 million and $5.6 million from the same periods in 2007.  General and administrative expenses were higher due to increases in incentive pay, payroll and health care costs.

Interest expense, net was $4.3 million for the third quarter of 2008 representing an increase of $0.9 million from the same 2007 period and primarily resulted from a $0.8 million reduction in the unrealized gain on the Company’s interest rate swap.  Interest expense, net was $12.9 million for the nine months ended September 30, 2008, a decrease of $1.3 million over the same 2007 period.  The decrease from prior year is primarily related to the write-off of $0.8 million in financing fees in 2007 in connection with the Company’s refinancing of its revolving credit facility.

Income tax expense for the third quarter and first nine months of 2008 was $0.8 million and $2.5 million compared to $0.5 million and $2.4 million for the same periods in 2007.  The effective tax rate for the nine months ended September 30, 2008 was 42.7%, up slightly from 41.9% at the same time last year.  The Company generated net income for the 2008 third quarter of $1.4 million, or $0.02 per diluted share, up from $0.6 million, or $0.01 per diluted share, a year ago.  Net income for the nine months ended September 30, 2008 was $3.2 million, relatively unchanged from $3.3 million a year earlier.  Earnings per diluted share for the first nine months of 2008 were $0.05 versus $0.07 the previous year.  The diluted weighted average number of shares outstanding for the nine months ended September 30, 2008 increased to 58.5 million from 50.1 million last year as a result of the Company’s issuance of 18.4 million shares of stock upon exercise of warrants in 2007.

EBITDA (as defined on page 23) was $14.6 million and $39.8 million for the quarter and nine months ended September 30, 2008, respectively, compared to $11.7 million and $40.0 million for the same periods of 2007.

Results by segment

Dredging

Dredging revenues for the three and nine months ended September 30, 2008 were $123.8 million and $334.5 million, respectively, compared to $93.7 million and $311.0 million for the same periods of 2007.  Dredging revenues for the nine months ended September 30, 2008 were driven by domestic capital and foreign work, as the beach market was adversely impacted by continuing funding and permitting delays The dredging segment generated operating income of $6.6 million and $13.6 million for the quarter and nine months ended September 30, 2008, respectively, compared to operating income of $3.2 million and $16.0 million for the same periods of 2007.  Year to date operating income was below prior year as operations in the first half of the year were unfavorably impacted by the temporary loss of the dredge New York, mobilizations of equipment to the Middle East, the reduced level of beach work and the increase in general and administrative expenses.

Demolition

Demolition revenues for the three and nine months ended September 30, 2008 totaled $19.0 million and $89.3 million, respectively compared to $22.8 million and $47.8 million for the same periods of 2007.  NASDI activity increased beginning in the third quarter of 2007 and continued at these higher levels during the first half of 2008 due to several large projects which have now been completed.  The demolition segment generated an operating loss of $0.1 million for the three months ended September 30, 2008 and operating income of $4.9 million for the nine months ended September 30, 2008 compared to operating income of $0.6 million and $2.2 million for the same periods of 2007.  The increase in the first nine months of 2008 is attributable to higher revenues from the increased activity that more than offset the impact of the lower gross profit margins related to such projects and an increase in general and administrative expenses.

Bidding Activity and Backlog

The following table sets forth, by segment and dredging type of work, the Company’s backlog as of the periods indicated:

	September 30,
Backlog (in thousands)	2008	2007
Dredging:
Capital - U.S.	$186,523	$103,388
Capital - foreign	211,848	127,673
Beach	23,592	43,966
Maintenance	31,270	15,893
Demolition	19,036	37,428
	$472,269	$328,348

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

Through the first three quarters of 2008, maintenance projects represented 51% of the total domestic bid market of $593 million.  The year to date domestic bid market is only $10 million less than the total 2007 bid market. The Company’s 37% share of the 2008 year to date bid market is down from 44% in the same 2007 period. Due to the larger domestic bid market this year, the Company took on more work to date than it took on during the first nine months of 2007.  Excluded from the Company’s share of the 2008 year to date bid market are four projects worth over $50 million for which the Company was low bidder during the third quarter; two of these projects were awarded subsequent to the end of the quarter and the other two are expected to be awarded before the end of the year.

With the award of the second phase of the Diyaar land reclamation project and the Company’s 37% of the year to date domestic bid market, dredging backlog at September 30, 2008 totaled $453 million compared with $291 million at September 30, 2007. The Company’s September 30, 2008 dredging backlog does not include approximately $132 million of domestic low bids pending award at the end of the quarter, additional phases (“options”) pending on projects currently in backlog, a Bahrain channel deepening project that was awarded in October and several Bahrain land reclamation projects that we expect will be awarded in 2009.

Demolition services backlog at September 30, 2008 was $19 million, compared with $37 million at the end of the third quarter of 2007.  Demolition backlog has begun to moderate to levels existing prior to the 2007 second quarter primarily due to the completion of the several large projects described above.

Market Outlook

The Water Resources Development Act (“WRDA”), the primary vehicle for authorizing capital projects to deepen the nation’s ports, and the 2008 federal budget were both passed in prior quarters.  While WRDA authorizes capital projects, the budgeting process appropriates annual funding for projects.  Since a 2009 budget was not approved prior to the beginning of the government’s October 1st fiscal year,  a continuing resolution was passed at that time.  This continuing resolution allows the government to operate for six months without an approved budget, which is longer than the six-week continuing resolutions that have been typically passed over the last several years.  The continuing resolution kept spending at the 2008 budget levels, which was beneficial for the dredging industry because the 2008 budget contained an increase in funding for dredging from the prior year.  In addition, Congress and the current Administration are negotiating a $150 billion stimulus plan, one of the elements of which is expected to be infrastructure spending.  It is the Company’s understanding that this stimulus package will include more than $1 billion, to be spent over a two year period, as requested by the Army Corps of Engineers for maintenance dredging and coastal restoration.

There has been increased discussion on Capitol Hill regarding the need for maintenance dredging in our country’s 296 commercial ports. This has likely been the result of efforts by the maritime industry coalition, Realize America’s Maritime Promise (“RAMP”). Maintenance dredging in U.S. ports has been underfunded for several years leaving many of them at considerably less than their authorized depths. This has had a negative impact on U.S. commerce by virtue of increasing costs on imports and exports. Maintaining the ports will lead to more efficient movement of shipping traffic, thereby reducing costs and promoting economic growth.  So while specific projects under this stimulus plan are still to be determined, the activity on Capitol Hill is an indicator that work may be forthcoming either later this year or in early 2009.

While a stimulus package will be helpful to get U.S. ports back in shape in the near term, the problem will reoccur in subsequent years if a reliable source of funding is not provided to maintain them. Therefore the success of RAMP’s initiative is critical.  Having 100% of the Harbor Maintenance Trust funds go for their intended purpose will ensure U.S. harbors are continually maintained at their stated depths.

The need to deepen U.S. ports, not just maintain them, is expected to become more important over the next several years as deeper draft cargo ships are being built and the Panama Canal expansion described below moves forward.  Near term domestic capital projects include another section of the New York harbor, a port expansion project in Jacksonville Harbor, Florida, a project for new container terminal facilities in Norfolk, VA, two coastal restoration projects and a Mississippi River sediment delivery system which, in the aggregate, are anticipated to provide more than $200 million of opportunities over the next 12 months.

There have been no significant LNG starts this year and none are expected for some time as various potential projects continue to work through permitting and sourcing issues.

In March, a $5.25 billion expansion plan of the Panama Canal commenced and is expected to be completed over the next six years.  In recent weeks, the Panama Canal Authority announced that it planned to finance about $2.3 billion of the work through debt and it had secured that financing.  The remainder of the expansion will be financed through cash flow generated by operation of the Canal.  The Company anticipates there will be several more projects that will come out in the next couple of years that should provide good opportunities for our equipment.  More importantly, the completion of the Panama Canal expansion is expected to make maintaining and deepening U.S. ports even more critical.  If this is not done, deeper draft vessels that are too large to navigate in U.S. ports will go to deeper ports outside of the U.S., and goods will have to be imported into the country via a more expensive method.

While the domestic dredging market, with the exception of the beach market, has been fairly robust to date, overall funding constraints are still evident.  We anticipate an increase in the amount of work coming out to bid when the federal stimulus package is finalized and funds are allocated to specific projects.  With the change in the administration, there is reason to anticipate that the appropriation process will get back on track and money will start to be spent on the country’s infrastructure needs.  In addition, the growth in foreign commerce, which is expected to accelerate with the expansion of the Panama Canal, is expected to create significant pressure to improve U.S. ports.  Finally, it is possible that the Harbor Maintenance Trust Fund will in the future be directed to their intended purpose of funding maintenance dredging.

Internationally, during the 2008 third quarter the Company signed the second phase of the Diyaar land reclamation project in Bahrain.  This project added $158 million to backlog at quarter end.  In October, the Company was awarded a channel deepening project in Bahrain and the Company has several additional projects pending award for a substantial amount of work for which it expects to commence operations throughout 2009.

In the first quarter of 2008, the Company deployed four of its vessels to the Middle East.  This mobilization has been completed and during the 2008 third quarter progress was made in equipping and upgrading the dredges Reem Island, the Noon Island and the Ohio.  The hydraulic cutterhead dredge Texas was fully operational during the third quarter.  The Reem Island began working in the fourth quarter and the Ohio and Noon Island are expected to be fully operational in 2009.

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

The Company’s net cash flows from operating activities for the nine months ended September 30, 2008 were $11.0 million, compared to a use of cash of $9.9 million for the nine months ended September 30, 2007.  Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities.  In both periods, operating cash flows decreased as a result of an investment in pipe and spare parts inventory.  Cash flows in 2007 were also reduced by the completion of a project in the third quarter of that year for which client had paid for the work in 2006.  In addition, as foreign operations continue to grow, there has been an increase in receivables and retainage that the Company expects to maintain to support the level of work overseas.

The Company’s net cash flows used in investing activities for the nine months ended September 30, 2008 totaled $31.3 million, compared to $47.1 million for the nine months ended September 30, 2007.  Spending for the nine months ended September 30, 2008 included $15.1 million of capital expenditures on the dredges Ohio, Reem Island and Noon Island for upgrades and other activities related to placing these vessels into service. Another $4.4 million was spent this year on continuing construction of the power barge that will enhance the utilization and operating efficiency of the dredge Florida.  Work on this vessel was completed in October and the vessel was then sold in a sale leaseback transaction.  The remaining $11.8 million spent in the quarter was for work on a variety of dredges as well as the purchase of smaller ancillary equipment for dredging operations and expenditures in the demolition unit.  The cash flows used in investing activities for the nine months ended September 30, 2007 included the Company’s purchase of the dredge Ohio and attendant plant for $13.6 million and the buy out of the operating leases for the dredges Texas and Pontchartrain and two scows for $14.4 million.  Also in 2007, the Company purchased the dredge Terrapin Island for $25.5 million, which was refinanced through a sale leaseback under a long term operating lease in the third quarter of 2007.  As of September 30, the Company had spent $5.1 million on the construction of the power barge for the Florida.  Another $17.2 million was spent on other vessels in the fleet.  The foregoing amounts include non-cash amounts.  For additional details, see the Condensed Consolidated Statements of Cash Flows included in this report.

The Company’s net cash flows from financing activities for the nine months ended September 30, 2008 totaled $23.6 million compared to $83.1 million for the nine months ended September 30, 2007. Financing activity for 2008 included $28.2 million of net borrowing under the revolver to fund working capital needs and capital expenditures.  During the nine months ended September 30, 2007 the Company received $91.2 million of proceeds in connection with the exercise of common stock purchase warrants, and borrowed $14.5 million on its revolving credit facility, which inflows were offset by $21.1 million of debt and capital lease repayments.  During the nine months ended September 30, 2008, the Company paid dividends of $3.0 million and capital lease payments of $1.6 million.

Great Lakes paid a $1.0 million dividend in each quarter of 2008.  The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s indebtedness and other factors the Board of Directors deems relevant.

Great Lakes’ obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of the Company’s operating equipment.  Great Lakes’ obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable.  Great Lakes’ obligations under its senior subordinated notes are unsecured.  Great Lakes’ bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including a limitation on dividends, limitations on redemption and repurchases of capital stock, limitations on the incurrence of indebtedness and requirements to maintain certain financial covenants.  During the three-months ended September 30, 2008, one of the lenders supporting the Company’s $155,000 revolving credit facility was in default under our credit agreement.  This lender is responsible for $10,000 or 6.5% of the overall line of credit.  While the default of this lender may reduce our overall credit availability, we believe that the Company continues to have adequate capacity under the revolving credit agreement to fund its operations, provide working capital, meet debt service requirements and finance capital expenditures. For additional detail, see Note 13 to Condensed Consolidated Financial Statements included in this report.

The Company believes its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, debt service requirement and pay any declared dividends for the next 12 months.  Beyond the next 12 months, the Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments and declare any dividends will depend on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company’s financial instruments as of September 30, 2008 has not materially changed since December 31, 2007. The market risk profile of the Company on December 31, 2007 is disclosed in Item 7A. “ Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

a)              Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2008.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to provide such reasonable assurance.

b)             Changes in internal control over financial reporting.

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

PART II — Other Information

Item 1. Legal Proceedings — See Note 13 in the Notes To Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2008 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Great Lakes Dredge & Dock Corporation (registrant)

/s/ Deborah A. Wensel
By: Deborah A. Wensel
Date: November 10, 2008	Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.