Form 10-K
period 2008-12-31
Great Lakes Dredge & Dock CORP
filed 2009-03-13
CIK 1372020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-33225

Great Lakes Dredge & Dock Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-5336063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2122 York Road, Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

(630) 574-3000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, (Par Value $0.0001)	Nasdaq Stock Market, LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant was $251,669,195 at June 30, 2008. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

         As of March 12, 2009, 58,484,242 shares of Registrant's Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders.

Cautionary Note Regarding Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge and Dock Corporation and its subsidiaries ("Great Lakes"), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2008, and in other securities filings by Great Lakes with the SEC.

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

Part I

Item 1.    Business

        The terms "we," "our," "ours," "us," "Great Lakes" and "Company" refer to Great Lakes Dredge & Dock Corporation and its subsidiaries and the term "NASDI" refers to our subsidiary NASDI, LLC.

Organization

        Great Lakes is the largest provider of dredging services in the United States. The Company was founded in 1890 as Lydon & Drews Partnership and contracted its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. We also own a majority interest in NASDI, a demolition services provider located in the Boston, Massachusetts area. The Company operates in two reportable segments: dredging and demolition. Financial information about the Company's reporting segments and operating revenues by geographic regions is provided in Note 17, "Segment Information" in the Notes to Consolidated Financial Statements.

        On December 26, 2006, GLDD Acquisitions Corp., our then parent corporation, merged with a subsidiary of Aldabra Acquisition Corporation ("Aldabra"). Aldabra was formed for the purpose of raising capital through an initial public offering with the intent to use the proceeds to merge with a business to build long term value. Under the terms of the Agreement and Plan of Merger entered into on June 20, 2006, the stockholders of GLDD Acquisitions Corp. received 28,906,189 shares of Aldabra common stock in exchange for all of GLDD Acquisitions Corp.'s common and preferred equity. Aldabra then merged into an indirect wholly-owned subsidiary and, in connection with this holding company merger, the stockholders of Aldabra, including the former GLDD Acquisitions Corp. stockholders, received stock in a new holding company that was subsequently renamed "Great Lakes Dredge & Dock Corporation."

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

Dredging Operations (approximately 83% of 2008 total revenues)

        Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. Our "bid market" is defined as the aggregate dollar value of domestic projects on which we bid or could have bid if not for capacity constraints. Across the three sectors of the dredging industry, we achieved an average of 42% of the combined U.S. market share of projects awarded within our bid market over the last three years, including 47%, 44% and 36% of the capital, beach nourishment and maintenance sectors, respectively. In addition, we are the only U.S. dredging service provider with significant international operations. Over the last three years, foreign contracts accounted for an average of 30% of our dredging contract revenues. We operate the largest and most diverse dredging fleet in the U.S. consisting of 14 dredges, 22 material transportation barges, two drillboats, and numerous other specialized support vessels. In addition, we have 12 dredges and several other specialized support vessels currently located in the Middle East. We currently estimate the replacement cost of our entire fleet to be in excess of $1.5 billion.

Domestic Dredging Operations

        Over its 118-year history, the Company has grown to be a leader in capital, beach nourishment and maintenance dredging in the U.S.

        Capital (approximately 32% of 2008 dredging revenues).    Capital dredging projects are primarily port expansion projects, which involve deepening of channels to allow access by larger, deeper draft ships and providing land fill for building additional port facilities. Capital projects also include other land reclamations, trench digging for pipes, tunnels and cables, and dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities. In 2008, the Company's share of the total U.S. capital bid market was 42%.

        The U.S. capital market includes port deepening projects authorized under the Water Resources Development Act ("WRDA"). WRDA is the federal law that authorizes port deepenings and other capital dredging projects. Without significant deepening efforts, many major U.S. ports risk losing their competitive position as a result of being unable to accommodate larger cargo vessels. While deep port work has comprised a substantial portion of past bid markets, in the last three years, deep port work has only averaged 23% of the domestic bid market (see discussion below). In 2008, the Company obtained a substantial share of deep port projects, winning 46% of this bid market.

        Beach Nourishment (approximately 13% of 2008 dredging revenues).    Beach nourishment projects generally involve moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets. Beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Beach nourishment is primarily for shore protection but also safeguards shoreline real estate and tourism. Generally, beach nourishment projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities. In 2008, the Company's share of the U.S. beach nourishment bid market was 40%.

        Maintenance (approximately 20% of 2008 dredging revenues).    Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring market for dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes and flooding can also cause the accumulation of sediments and drive the need the for maintenance dredging. In 2008, the Company's share of the U.S. maintenance bid market was 34%.

Foreign Dredging Operations (approximately 35% of 2008 dredging revenues)

        Foreign capital projects typically relate to land reclamations, channel deepening and port infrastructure development. Great Lakes targets international opportunities that are well suited to its equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled Great Lakes to diversify its revenue base, particularly during periods of decreased domestic demand. Over the last ten years, Great Lakes has performed dredging work in the Middle East, Africa, India, the Caribbean and Central America. Most recently, Great Lakes has focused its efforts on the opportunities in the Middle East, where it has cultivated close customer relationships with major developers. Great Lakes' dredging contracts in the Middle East typically have a longer duration than those in the U.S., and as a result, Great Lakes believes it has increased visibility with regard to future revenue and fleet utilization.

Dredging Demand Drivers

        The Company believes that the following factors are important drivers of the demand for its dredging services:

  •
  Deep port capital projects.  Generally, maritime trade in the U.S. is expected to grow over the next ten to fifteen years. Ever larger ships are being built to accommodate the expansion of trade already occurring outside of the U.S. Major international ports have been expanding to handle the larger vessels and increased throughput. The average controlling depth of the largest U.S. ports is 5 to 10 feet shallower than major international ports worldwide. Without additional significant deepening efforts, most major U.S. ports risk being unable to accommodate the larger vessels, rendering them less competitive with the non-U.S. ports. This issue will be even more critical to U.S. East Coast and U.S. Gulf Coast ports when the Panama Canal expansion is completed, which is currently expected to be in 2014. The Company believes that port deepening work authorized under WRDA legislation will provide significant opportunities for the domestic dredging industry in the future. The annual bid market for deep port capital dredging over the last three years averaged $164 million.

  •
  Substantial need for beach nourishment.  Beach erosion is a continuous problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beach front assets. This has created a sizable market for beach nourishment over the last five years and we currently expect demand for beach work to continue into the foreseeable future. Over the past few years, both the federal government and state and local entities have funded beach work. The annual bid market for beach nourishment over the last three years averaged $132 million.

  •
  Required maintenance of U.S. ports.  The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation, including as a result of severe weather, active channels will require maintenance dredging to ensure that stated depths are at authorized levels. Therefore, maintenance of channels creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Army Corps of Engineers (the "Corps") has responsibility for federally funded projects related to navigation and flood control of the U.S. waterways. During the past couple of years, the Corps has expressed great concern over the level at which it has been able to maintain the U.S. ports. Due to the insufficiency of funding, the Corps has stated that channel maintenance on average is significantly less than authorized by Congress. The maritime industry, including the ports, is actively looking for ways to increase funding for maintenance dredging. See "Current status of our primary dredging market" below. The annual bid market for maintenance dredging over the last three years averaged $294 million.

  •
  Additional significant long-term opportunities.  Other capital projects make consistent contributions to the Company's annual revenues. These include dredging related to the development of private port facilities and coastal restoration. The Company anticipates that projects to repair the erosion of wetlands and coastal marshes, particularly those in Louisiana, will result in significant capital dredging opportunities. Therefore, it is likely that this work, as well as other port development, will provide supplemental opportunities over the next few years.

  •
  Middle East market.  In recent years, the Middle East has been one of the most dynamic markets for dredging services in the world. With the substantial income from oil revenues and real estate speculation these countries have been undergoing extensive infrastructure expansion. However, the worldwide economic crisis has begun to slow the robust economic growth in the Middle East resulting in a slowdown in the execution of current dredging projects. The demand for future dredging services in this market is currently difficult to predict.

Current status of our primary dredging markets

        United States.    WRDA is the primary vehicle for authorizing Federal capital projects to deepen the nation's ports. While WRDA authorizes capital projects, the budgeting process appropriates annual funding for projects. The 2009 federal budget was passed by Congress on March 10, 2009 and is expected to be signed by President Obama in the near future. The 2009 budget includes $410 billion of federal spending and we believe that the amount appropriated to the Corps is greater than prior years, although the amount allocated to dredging is not known at this time. We believe that operating under a defined budget will be positive for the Corps as it will have a set amount of funds to work with and will not need to seek approval on a project-by-project basis.

        In November 2008, Congress passed a $750 million supplemental appropriation to repair Gulf Coast storm damage. The Corps has had difficulty obtaining access to these funds and, to date, very little has been spent. As a result, the Corps has yet to put out several large projects in the Gulf Coast area.

        In February 2009, the President signed the American Recovery and Reinvestment Act, which authorizes a $787 billion stimulus plan. The focus of this plan is on near term spending in order to create jobs and expedite an economic recovery. The plan designates approximately $111 billion for infrastructure work. Of this amount, approximately $1.0 billion appears to be allocated for port maintenance and shoreline protection and the Company believes that a good portion of this amount will be spent on dredging. The Company currently expects that, in the near term, the Corps will publish a list of priority projects for which it plans to request funds and the Corps has indicated that they intend to bid this work shortly thereafter.

        While the stimulus package is anticipated in the short term to increase the funds spent on maintenance dredging, we continue to believe that the long term solution for funding port maintenance involves the Harbor Maintenance Trust Fund ("HMTF"). Over the last 20 years, the HMTF has collected tax revenue annually that was originally designated to fund harbor maintenance. In recent years the gap between the amount collected under the tax and the amount allocated to harbor maintenance activities has grown significantly as the unallocated funds have been used for general budget purposes. Maintenance dredging in our nation's ports has been underfunded for several years, leaving many of them at considerably less than their authorized depths. The maritime industry has formed an alliance that is working under the initiative referred to as RAMP, or Realize America's Maritime Promise, to work toward assuring all future tax receipts collected under the HTMF will be spent on port maintenance projects. Through the efforts of RAMP, Congress has increasingly recognized the need to maintain our ports to enable more efficient movement of shipping traffic, thereby reducing costs and promoting economic growth. The Company believes that the proposed HMTF legislation could be passed this year. The allocation of 100% of the HMTF funds to their intended purpose should ensure our harbors are continually maintained at their authorized depths.

        The need to deepen U.S. ports, and not just maintain them, is expected to become more important over the next several years as deeper draft cargo ships are being built and the Panama Canal expansion described below moves forward. Near term domestic deepening projects include a section of the New York, NY harbor, a project in Tampa, FL, work for the Navy in Norfolk, VA and other deepening work along the East Coast.

        In addition, there have been a couple of programs established to support ongoing funding for shore protection and barrier island restoration. The first is the Coastal Impact Assistance Program, a federal plan to provide monies from offshore oil drilling to six coastal states. The second, which is a longer term plan, is the Offshore Continental Shelf program, which apportions money from offshore oil drilling leases back to the impacted states. While none of these dollars have been spent yet, we are seeing efforts by Louisiana and industry coalitions, including the oil and gas industry, to push for these expenditures to be made, and expect that several coastal restoration projects in Louisiana should be coming out soon.

        Middle East.    The recent decline in oil prices and contraction in the Middle East real estate market has begun to slow that region's robust economic growth. Recently, the Company was asked to enter into discussions to restructure the second phase of the Diyar land reclamation project to allow the customer flexibility on the timing of project funding. The Company is working with the customer to devise a mutually beneficial arrangement.

        Other.    The $5.25 billion expansion plan for the Panama Canal that is slated for completion in 2014 continues to move forward. Earlier this month, the Panama Canal Authority announced that it was prepared to award the largest contract under the expansion program, which is for the design and construction of a new set of locks on both the Pacific and Atlantic entrances to the canal. Three contracts have been awarded for dredging work to date and we anticipate there will be several more projects that will come out in the next couple of years that we expect to provide good opportunities for employing our equipment. Even more importantly, the Panama Canal expansion program will make maintaining and deepening domestic East and Gulf Coast ports even more critical. If deeper draft vessels are too large to navigate in our ports, goods destined for the U.S. will likely bear higher transportation costs.

Demolition Operations (approximately 17% of 2008 total revenues)

        NASDI, whose corporate predecessor was founded in 1976, is a major U.S. provider of commercial and industrial demolition services. The majority of NASDI's work is performed in the New England area. NASDI's core business is exterior and interior demolition. Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building. Other business activities include site development and the removal of asbestos and other hazardous materials. NASDI does not take possession of hazardous materials, which remain the property of the site owner. In January 2009, the Company acquired a majority interest in Yankee Environmental Services LLC, and entered into the business of asbestos and other hazardous material removal. NASDI typically performs numerous small projects (each generating revenue of $0.1 million to $1.0 million) but NASDI is one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.

        In April 2008, we converted NASDI into a limited liability company and restructured our ownership of NASDI so that we own 100% of the Class A Interests of NASDI and 65% of the Class B Interests. The remaining 35% of NASDI's Class B Interests are owned by Christopher A. Berardi, the President of NASDI's parent company.

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

        In 2008, decreased U.S. construction activity adversely affected Amboy's revenues. Increased government spending on infrastructure projects, including highway construction, may improve Amboy's results of operations in the future. See Note 7 "Investments in Joint Ventures" in the Notes to the Consolidated Financial Statements.

Competitive Strengths

        The Company possesses a number of competitive strengths that have allowed it to develop and maintain its leading position within the domestic dredging industry and to develop its business overseas.

Largest and most diverse dredging fleet

        The Company's operates the largest and most diverse domestic dredging fleet, with over 180 pieces of equipment, including the largest domestic hydraulic dredges and the only large mechanical backhoe dredge in the U.S. The size, versatility and technical capabilities of the fleet improve the Company's competitiveness by affording it the flexibility to select the most efficient equipment for a particular job and enabling it to perform multiple projects at the same time. To maintain the value and effectiveness of its fleet, the Company emphasizes preventive maintenance to minimize downtime, increase profitability, extend vessel life and reduce replacement capital expenditure requirements.

Favorable competitive dynamic

        The Company benefits from several significant advantages over its competitors, including (i) the Company's reputation for quality and customer service built over its 118-year operating history, during which time it has never failed to complete a project; (ii) the long lead time and high capital cost associated with the construction of a new dredge, which the Company estimates to be between two to three years and $25 to $130 million, depending on the type of dredge; and (iii) the requirements of the Foreign Dredge Act of 1906 (the "Dredging Act") and Section 27 of the Merchant Marine Act of 1920 (the "Jones Act"), which prohibit foreign-built dredges and foreign-owned dredging companies from competing in the U.S. See "Business—Government Regulations".

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

Proprietary and proven project costing methodologies

        Over the course of its 118-year operating history, the Company has developed an extensive proprietary database of publicly-available dredging production records from its own and its competitors' activities and past bidding results. The Company believes that this database, combined with its accumulated estimating and bidding expertise, is a significant competitive advantage in winning new dredging contracts.

Diversified revenue base

        The Company benefits from a dredging revenue base that is broadly diversified across the three dredging sectors, which each has different demand drivers. Capital projects primarily consist of port expansion and deepening work, which is driven by competitiveness among ports and growth in U.S. trade and commerce. Beach nourishment and maintenance projects are more heavily influenced by weather and recurring natural sedimentation and erosion. Revenue within each of the Company's dredging sectors comes from a portfolio of separate contracts, which helps to mitigate project-specific risk. For the year ended December 31, 2008, the Company's U.S. dredging revenues were derived from over 44 separate dredging contracts, and no one contract represented more than 15% of its revenues. The Company's foreign dredging operations and demolition operations further diversify its revenue and customer base.

Proven, experienced management team

        The Company's executive management has an average of over 25 years of experience in the dredging industry. The Company believes that management's experience provides it with a significant advantage over its competitors. The Company maintains an equity incentive plan and grants awards thereunder to keep the interests of its management aligned with those of its stockholders. The Company's executive management team currently holds approximately 2.3% of its fully diluted outstanding common stock.

Customers

Dredging

        The dredging industry's customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. There are generally few economical alternatives that customers have to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2008, approximately 59% of the Company's dredging revenues were earned from approximately 34 different contracts with federal agencies or companies operating under contracts with federal agencies.

        Foreign governments requiring infrastructure development are the primary dredging customers in international markets. Approximately 33% of the Company's 2008 dredging revenues were earned from contracts with the government of Bahrain or entities backed by the government of Bahrain.

Demolition

        NASDI's customers include general contractors, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies. NASDI benefits from key relationships with certain customers in the general contracting and public infrastructure industries. The majority of NASDI's demolition services are concentrated in New England. In 2008, one customer of NASDI contributed 23% to NASDI's annual revenues; however, the loss of this customer would not have a material adverse effect on Great Lakes and its subsidiaries taken as a whole.

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

Demolition

        NASDI negotiates the majority of its demolition contracts and the remainder of its contracts are competitively bid. NASDI frequently receives revenues from change orders on existing contracts. NASDI has established a network of local contacts with developers and prime contractors that act as referral sources and frequently enable NASDI to procure demolition jobs on a sole-source basis. When NASDI bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds a reasonable margin. While there are numerous competitors in the demolition services market, NASDI benefits from its relationships and reputation. Therefore, there are occasions where NASDI is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

Bonding and Foreign Project Guarantees

Dredging

        For most domestic projects and some foreign projects, dredging service providers are required to obtain three types of bonds: bid bonds, performance bonds and payment bonds. These bonds are typically provided by large insurance companies. A bid bond is required to serve as a guarantee that if a service provider's bid is chosen, the service provider will sign the contract. The amount of the bond is typically 20% of the service provider's bid, up to a maximum bond of $3.0 million. After a contract is signed, the bid bond is replaced by a performance bond, the purpose of which is to guarantee that the job will be completed. If the Company fails to complete a job, the bonding company would be required to complete the job and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the Company for any costs incurred in excess of the contract price. A company's ability to obtain performance bonds with respect to a particular contract depends upon the size of the contract, as well as the size of the service provider and its financial position. A payment bond is also required to protect the service provider's suppliers and subcontractors in the event that the service provider cannot make timely payments. Payment bonds are generally written at 100% of the contract value.

        Great Lakes' projects that require a surety guarantee are currently bonded by Travelers Casualty and Surety Company of America ("Travelers"). Great Lakes has never experienced difficulty in obtaining bonding for any of its projects. Travelers has been granted a security interest in a substantial portion of the Company's operating equipment as collateral for the Company's obligations to Travelers under its bonding agreement.

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

Competitive Environment

Dredging

        Competition is limited by the size and complexity of the job, equipment requirements, bonding requirements, certification requirements and government regulations. The majority of work within the domestic dredging bid market has historically been performed by Great Lakes and four other key competitors which collectively comprised approximately 85% of the market over the last three years. Since 2005, the Company repositioned a number of dredges to the Middle East from the U.S. In 2007, an industry competitor Bean Stuyvesant LLC ("Bean"), a joint-venture between Bean Dredging and Royal Boskalis Westminster, NV, a Dutch company ("Royal Boskalis") effectively exited the domestic dredging market. During 2007, the Bean fleet in the U.S. was reduced from five dredges to one as the Company purchased one vessel, Weeks Marine purchased another, and Royal Boskalis acquired two other dredges from the joint-venture which can no longer compete in the U.S. The remaining dredge was subsequently deployed outside of the U.S. and is not currently competing in the U.S. dredging market.

        The Dredging Act and the Jones Act provide significant barriers to entry with respect to foreign competition. Together these two regulations prohibit foreign-built, chartered or operated vessels from competing in the U.S. See "Business—Government Regulations."

        Competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and more extensive fleets than Great Lakes. However, Great Lakes targets opportunities that are well suited to its equipment and where it faces less competition from its European competitors. Most recently, Great Lakes has focused its efforts on opportunities in the Middle East, where it has cultivated close customer relationships with major developers and has pursued contracts compatible with the size of its vessels.

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

        Mechanical Dredges.    There are two basic types of mechanical dredges operating in the U.S.: clamshell and backhoe. In both types, the dredge uses a bucket to excavate material from the channel or ocean floor. The dredged material is placed by the bucket into material barges, or "scows," for transport to the designated disposal area. The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket. Mechanical dredges are capable of removing hard-packed sediments and debris and can work in tight areas such as along docks or terminals. Clamshell dredges with specialized buckets are ideally suited to handle material requiring controlled disposal. The Company has the largest fleet of material barges in the industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal. Additionally, the Company owns an electric clamshell dredge which provides an advantage in those markets with stringent emissions standards.

        Great Lakes' domestic dredging fleet is typically positioned on the East and Gulf Coasts, with a smaller number of vessels on the West Coast and on inland rivers. The mobility of the fleet enables the Company to move equipment in response to changes in demand. Great Lakes' fleet also includes vessels currently positioned in the Middle East.

        The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market. The Company is also committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs. To the extent that market conditions warrant the expenditures,

Great Lakes can prolong the useful life of its vessels indefinitely. As such, the Company spent an average of $39 million on maintenance and $21 million on capital additions and upgrades annually over the last three years. In 2008, Great Lakes spent an additional $23 million on upgrades to place three vessels purchased in 2007 into service and on an auxiliary vessel that was subsequently sold in a sale leaseback transaction. In 2007, the Company acquired four dredges for approximately $66 million, purchased two dredges and two scows that had been operated under a long term operating lease for $14.6 million and also spent $7.2 million on the auxiliary vessel.

Demolition

        NASDI owns and operates specialized demolition equipment, including a fleet of excavators equipped with shears, pulverizers, processors, grapples, and hydraulic hammers that provide high-capacity processing of construction and demolition debris for recycling and reclamation. NASDI also owns and maintains a large number of skid-steer loaders, heavy-duty large-capacity loaders, cranes, recycling crushers, off-highway hauling units and a fleet of tractor-trailers for transporting equipment and materials to and from job sites. NASDI spent on average $3.6 million on capital additions annually over the last three years. NASDI rents additional equipment on a project-by-project basis, which allows NASDI flexibility to adjust costs to the level of project activity.

Equipment Certification

        Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the American Bureau of Shipping ("A.B.S.") are important factors in Great Lakes' dredging business. Many projects, such as beach nourishment projects with offshore sand borrow sites, dredging projects in exposed entrance channels, and dredging projects with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S. The certifications indicate that the dredge is structurally capable of operating in open waters. The Company has more certified dredging vessels than any of its domestic competitors and makes substantial investments to maintain these certifications.

Seasonality

        Seasonality does not typically have a significant impact on the Company's dredging operations. However, some East Coast beach nourishment projects are limited by environmental windows, which require that work be performed in winter months to protect wildlife habitats. Environmental windows have impacted operations in the third quarter of the last few years. To a certain extent the Company can mitigate the impact of these environmental restrictions since it has the flexibility to reposition and utilize its equipment on projects that are not limited by these restrictions. The Company's demolition operations are not significantly impacted by seasonality.

Weather

        The Company's ability to perform its contract may depend on weather conditions. Inclement weather can delay the completion of a project, thereby causing the Company to incur additional costs. As part of bidding on fixed price contracts, the Company makes allowances, consistent with historic weather data, for project downtime due to adverse weather conditions. In the event that the Company experiences adverse weather beyond these allowances, the Company may incur additional costs and decreased gross profit margins on the applicable projects.

Backlog

        Dredging contract backlog represents the Company's estimate of the revenues that will be realized under the portion of the contracts remaining to be performed based upon estimates relating to, among other things, the time required to mobilize the necessary assets to and from the project site, as well as the amount and type of material and the time it takes for that material to be dredged. However, these estimates are necessarily subject to fluctuations based on the amount and type of material that actually must be dredged. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant portion of our dredging backlog relates to Federal government contracts, which can be canceled at any time without penalty, subject to our right, generally, to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog includes only those projects for which the customer has provided an executed contract. The components of our backlog are addressed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

Dredging

        At December 31, 2008, the Company employed approximately 317 full-time salaried personnel in the U.S. In addition the Company employs U.S. hourly personnel, most of who are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2008, the Company employed a daily average of 447 hourly personnel to meet domestic project requirements. In addition at December 31, 2008, the Company employed approximately 50 expatriates, 71 foreign nationals and 136 local staff to manage and administer its Middle East operations. During 2008 the Company also employed a daily average of 450 hourly personnel to meet project requirements in the Middle East.

Demolition

        At December 31, 2008, NASDI employed approximately 39 full-time salaried administrative employees, in addition to an average of 166 unionized employees pursuant to four union agreements. The unionized employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

Unions

        The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, four primary agreements apply to approximately 84% of such employees. The Company's two contracts with Local 25 Operators Union for the northern and southern regions, representing approximately 51% of its unionized workforce are set to expire in September 2009. In addition, the Company's union agreement with Local 3 Operating Engineers is set to expire in July 2009. The Company is in negotiations and expects to be able to renew the agreements in a timely manner without any material impact to operations. The Company's union agreement with Seafarers International Union expires in February 2012. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Executive Officers

        The following table sets forth the names and ages of all of our executive officers and the positions and offices presently held by them.

Name	Age	Position
Douglas B. Mackie	56	President, Chief Executive Officer and Director
Richard M. Lowry	53	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	47	Senior Vice President, Chief Financial Officer, Secretary & Treasurer
Kyle D. Johnson	47	Senior Vice President—Chief Contract Manager
John F. Karas	48	Senior Vice President—Chief Estimator
David E. Simonelli	52	Senior Vice President—Operations Support Group
Steven W. Becker	47	Vice President—Plant Equipment and Chief Mechanical Engineer
J. Christopher Gillespie	48	Vice President— Manager, International & Special Projects
Bradley T.J. Hansen	56	Vice President—Division Manager
William H. Hanson	52	Vice President—U.S. Business Development
Steven F. O'Hara	54	Vice President—Division Manager
William F. Pagendarm	59	Vice President—Division Manager

        The annual appointment of each executive officer expires in May 2009.

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

Deborah A. Wensel, Senior Vice President, Chief Financial Officer, Secretary and Treasurer

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

Kyle D. Johnson, Senior Vice President—Chief Contract Manager

        Mr. Johnson was named Senior Vice President in February 2009 and has been Chief Contract Manager of the Company since 2006. He joined the Company in 1983 as a Mechanical Engineer and has since held positions of increasing responsibility in domestic and international engineering and operations, including Area Engineer, Special Projects Manager, and Manager of Production Engineering. Mr. Johnson was named Vice President in 2002. Mr. Johnson earned a BS in Engineering from Purdue University and an MS in Construction Engineering & Management from Stanford University.

John F. Karas, Senior Vice President—Chief Estimator

        Mr. Karas was named Senior Vice President in February 2009 and has been Chief Estimator since 1992. He joined the Company in 1983 as Project Engineer in the Hopper Division. Mr. Karas earned a Bachelors degree in Finance from University of Notre Dame. He is a member of the Western Dredging Association.

David E. Simonelli, Senior Vice President—Operations Support Group

        Mr. Simonelli was named Senior Vice President in February 2009. Mr. Simonelli is responsible for the Operations Support Group which includes Site Management, the Safety Health & Environmental Department, Field & Production Engineering and Risk Management. He was named a Vice President of the Company in 2002 and Special Projects Manager in 1996. He joined the Company in 1978 as a Project Engineer. Mr. Simonelli earned a BS in Civil and Environmental Engineering from the University of Rhode Island. He is a member of the Hydrographic Society, the American Society of Civil Engineers and the Western Dredging Association.

Steven W. Becker, Vice President—Plant Equipment and Chief Mechanical Engineer

        Mr. Becker was named Vice President in 2006 and has managed the Equipment Maintenance and Mechanical Engineering Departments since 1995. He joined the Company in 1984 as a Field Engineer and holds a Bachelors degree in Mechanical Engineering from the University of Illinois.

J. Christopher Gillespie, Vice President—Special Projects Manager

        Mr. Gillespie was named Vice President and Special Projects Manager in 2002. He joined the Company in 1987 as a Project Engineer and previously served as a Commissioned Officer in the U.S. Army Corps of Engineers. Mr. Gillespie earned a BS in Civil Engineering from the U.S. Military Academy at West Point and a graduate degree in Environmental Engineering from the University of Tulane. He is a member of the Society of American Military Engineers.

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

William F. Pagendarm, Vice President & Division Manager—Hopper

        Mr. Pagendarm has been a Vice President and Division Manager of the Company since 1985. He joined the Company in 1979 as Project Superintendent. Mr. Pagendarm is an employer trustee on the Seafarers International Union Pension, Welfare, Lundeberg School of Seamanship and Joint Employment Funds. Mr. Pagendarm is a former President and Chairman of the Western Dredging Association. He is also a former President of the World Dredging Association. Mr. Pagendarm holds a Bachelors degree in Civil Engineering from University of Notre Dame and an MBA from the University of Chicago.

ITEM 1A.    Risk Factors

We depend on our ability to continue to obtain federal government dredging contracts, and are therefore greatly impacted by the amount of government funding for dredging projects. A reduction in government funding for dredging contracts can materially reduce our revenues and profits.

        A substantial portion of our revenue is derived from federal government dredging contracts. Revenues related to contracts with federal agencies or companies operating under contracts with federal agencies and its percentage as a total of dredging revenue for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
Federal government dredging revenue (in US$1,000)	$285,183	$186,694	$156,348
Percent of dredging revenue from federal government	59%	42%	41%

        Therefore, a reduction in government funding for dredging contracts can materially reduce our revenues and profits.

If we are unable, in the future, to obtain bonding or letters of credit for our dredging contracts, our ability to obtain future dredging contracts will be limited, thereby adversely affecting our business.

        We, like all dredging service providers, are generally required to post bonds in connection with our domestic dredging contracts or letters of credit with our foreign dredging contracts to ensure job completion if we fail to finish a project. We have entered into a bonding agreement with Travelers pursuant to which Travelers acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by us in the day-to-day operations of our dredging business. However, Travelers is not obligated under the bonding agreement to issue future bonds for us. With respect to our foreign dredging business, we generally obtain letters of credit under our senior credit facility and a separate facility which is supported under Ex-Im's Working Capital Guarantee Program. However, the amount of letters of credit under these facilities is limited. In addition, access to the senior credit facility and the Ex-Im facility may be limited by failure to meet certain financial requirements or other defined requirements. If we were unable to obtain bonds or letters of credit, our ability to take on future work would be severely limited.

Our business is subject to significant operating risks and hazards that could result in damage or destruction to persons or property, which could result in losses or liabilities to us.

        The dredging and demolition businesses are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services and flooding. These risks could result in damage to, or destruction of, dredges, transportation vessels, other maritime structures and buildings, and could also result in personal injury, environmental damage, performance delays, monetary losses or legal liability to third parties.

We are subject to risks related to our international operations.

        Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
Foreign revenue (in US $1000)	$172,345	$140,468	$86,039
Percent of dredging revenue from foreign countries	36%	32%	23%

        International operations subject us to additional potential risks, including:

  •
  uncertainties concerning import and export license requirements, tariffs and other trade barriers;

  •
  fluctuations in the price of oil, the primary export in the Middle East;

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

Since 2005, we have committed more resources to international operations which has increased our exposure to these risks.

The work currently performed internationally is primarily with one customer.

        Revenue from contracts with the government of Bahrain and entities with which it does business and its percentage to total foreign dredging revenue for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
Bahrain government dredging revenue (in US$1,000)	$161,254	$106,119	$78,183
Percent of foreign dredging revenue from the Bahrain government	94%	76%	91%

        Revenue from foreign projects over the last three years has been concentrated in Bahrain and primarily with the government of Bahrain. The recent decline in oil prices and contraction in the Middle East real estate market has begun to slow that region's robust economic growth. Recently, we were asked by the customer to enter into discussions to restructure the second phase of the Diyar land reclamation project to allow them flexibility on the timing of project funding. If the government of Bahrain were to change its expansion strategy or diversify its use of dredging vendors, our revenues could decline significantly.

The amount of our estimated backlog is subject to change and not necessarily indicative of future revenues.

        Our dredging contract backlog represents our estimate of the revenues that we will realize under contracts remaining to be performed based upon estimates relating to, among other things, the time required to mobilize the necessary assets to and from the project site, as well as the amount and type of material and the time it takes for that material to be dredged. However, these estimates are necessarily subject to fluctuations based upon the amount and type of material that actually must be dredged. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our dredging backlog relates to government contracts, which can be canceled at any time without penalty, subject to our right, in some cases, to recover our actual committed costs and profit on work performed up to the date of cancellation.

        Below is our dredging backlog from federal government contracts as of December 31, 2008, 2007 and 2006 and the percentage of those contracts to total backlog as of the same period.

	Year Ended December 31,
	2008	2007	2006
Federal government dredging backlog (in US$1,000)	$180,002	$212,313	$75,315
Percent of dredging backlog from federal government	43%	66%	21%

Our profitability is subject to inherent risks because of the fixed-price nature of most of our contracts.

        Substantially all of our contracts with our customers are fixed-price contracts. Under a fixed-price contract, the customer agrees to pay a specified price for our performance. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. One of the most significant factors affecting the profitability of a dredging project is the weather at the project site. Inclement or hazardous weather conditions that exceed our project estimates can result in delays that cause additional contract expenses. Due to these factors, it is possible that we will not be able to perform our obligations under fixed-price contracts without incurring additional expenses. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

        In the past, interest groups have lobbied Congress to modify or repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act. We believe that continued efforts may be made to modify or repeal the Jones Act laws currently benefiting U.S. flag vessels. If these efforts are successful, it could result in significantly increased competition and have a material adverse effect on our business, results of operations, cash flows or financial condition.

We have a significant amount of indebtedness, which makes us more vulnerable to adverse economic and competitive conditions.

        We have a significant amount of indebtedness. As of December 31, 2008, we had outstanding long-term indebtedness on our senior debt and senior subordinated notes of $216.5 million. This amount of debt is substantial and our debt could:

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

        The average age of our more significant vessels as of December 31, 2008, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	11	41
Hopper Dredges	10	27
Mechanical Dredges	5	33
Unloaders	2	24
Drillboats	2	18
Material and Other Barges	87	29

Total	117	31

        Remaining economic life has not been presented because it is not reasonably quantifiable because, to the extent that market conditions warrant the expenditures, we can prolong the vessels' lives indefinitely. We operate in an industry where a significant portion of competitors' equipment is of a similar age. It is common in the dredging industry to make maintenance and capital expenditures in order to extend the economic life of equipment.

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

        We recognize contract revenue using the percentage-of-completion method. The majority of our work is performed on a fixed-price basis. Contract revenue is accrued based on engineering estimates for the physical percent complete for dredging and estimates of remaining costs to complete for demolition. We follow the guidance of the American Institute of Certified Public Accountants, referred to in this annual report as "AICPA" Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and change order/claim recognition. Percentage-of-completion accounting relies on the use of significant estimates in the process of determining income earned. The cumulative impact of revisions to estimates is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.

Our employees are covered by federal laws that may provide seagoing employees remedies for job-related claims in addition to those provided by state laws.

        All of our seagoing employees are covered by provisions of the Jones Act and general maritime law. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal or state courts. Because we are not generally protected by the limits imposed by state workers' compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

        We maintain various insurance policies, including, hull and machinery, general liability and personal injury. We partially self-insure risks covered by our policies. We are not required to, and do not, specifically set aside funds for the self-insured portion of claims. At any given time, we are subject to multiple personal injury claims and we maintain substantial loss accruals for these claims. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. We may not be able to obtain similar levels of insurance on reasonable terms, or at all. Our inability to obtain such insurance coverage at acceptable rates or at all could have a material adverse effect on our business, operating results, cash flows or financial condition.

        A portion of our self-insurance for personal injury of its maritime workforce is affected through our membership in The West of England Ship Owners Mutual Insurance Association (Luxembourg) referred to in this annual report as "West of England", an international protection and indemnity club that provides its members with liability insurance and ancillary cover. Under West of England's rules, its members for any policy year are required to pay certain amounts (referred to as "calls") to West of England based on its estimates of, among other things, requirements in respect of claims, reinsurance premiums and expenses for such policy year. For each policy year, West of England assesses members "advance calls" which constitute the members' basic rate of contributions. West of England may also assess its members "additional calls" for any open policy year in order to provide West of England with the amount of funds needed to satisfy its liquidity needs for the applicable policy year. Accordingly, we have exposure to West of England's investment volatility and claims experience.

Environmental regulations could force us to incur significant capital and operational costs.

        Our operations and facilities are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of other hazardous substances and materials; and air emissions. We are also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on our results of operations or cash flows.

        Our projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other hazardous substances and materials. Various laws strictly regulate the removal, treatment and transportation of hazardous waste and other hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials. Our demolition business, for example, requires us to transport and dispose of hazardous substances and materials, such as asbestos. Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages that our customers incur, which may be material. The failure of certain contractual protections, including any indemnification from our customers or subcontractors, to protect us from incurring such liability could have a material adverse effect on our business, operating results, cash flows or financial condition.

Our demolition business (NASDI) depends on key customer relationships and our reputation in the Boston construction market, both of which have been developed and maintained by one individual. Loss of any of these elements would materially reduce our demolition revenues and profits.

        Demolition contracts are entered into on a project by project basis, so NASDI does not have continuing contractual commitments with its demolition customers beyond the terms of the current contract. We benefit from key relationships with certain general and construction contractors in the Boston market. We also benefit from our reputation in the Boston market developed over years of successfully performing on projects. Both of these aspects of the business were developed and are maintained by the president of NASDI's parent company. The inability to maintain relationships with these customers or obtain new customers based on NASDI's reputation would reduce the revenue and profitability from demolition contracts. The inability of NASDI to retain this individual would have a material adverse affect on NASDI's current customer relationships and reputation.

If we fail to comply with government contracting regulations, our revenue could suffer.

        Our contracts with federal, state and local governmental customers are subject to various procurement regulations and other contract provisions. Certain violations of government contracting regulations could result in the imposition of civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, and suspension from future government contracting. If we are suspended from government work for any reason, we could suffer a material reduction in revenue and cash flows.

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

        We are subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act and the Vessel Documentation Act. These statutes require vessels engaged in the transport of merchandise or passengers or dredging in the navigable waters of the U.S. to be owned and controlled by U.S. citizens. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S.-citizen owned. Our certificate of incorporation contains provisions limiting non-citizenship ownership of our capital stock. If our board of directors determines that persons who are not citizens of the U.S. own more than 22.5% of our outstanding capital stock or more than 22.5% of our voting power, we may redeem such stock. The required redemption price could be materially different from the current price of the common stock or the price at which the non-citizen acquired the common stock. If a non-citizen purchases the common stock, there can be no assurance that he will not be required to divest the shares and such divestiture could result in a material loss. Such restrictions and redemption rights may make our equity securities less attractive to potential investors, which may result in our common stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

The market price of our common stock may fluctuate significantly, and this may make it difficult for holders to resell our common stock when they want or at prices that they find attractive.

        The price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

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

        In addition, in recent years, global stock markets have experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

Our stockholders may not receive dividends because of restrictions in our debt agreements, Delaware law and state regulatory requirements.

        Our ability to pay dividends is restricted by the agreements governing our debt, including our senior credit facilities and the indenture governing our senior subordinated notes, as well as Delaware law and state regulatory requirements. In addition, we and our subsidiaries are permitted under the terms of our debt agreements to incur additional indebtedness that may restrict or prohibit the payment of dividends. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the Delaware General Corporation Law, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

Our quarterly operating results may vary significantly, which could negatively impact our stock price.

        Our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future. You should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. Our operating results could vary greatly from quarter to quarter due to factors such as:

  •
  inclement or hazardous weather conditions that may result in substantial delays in dredging and additional contract expenses;

  •
  unplanned equipment downtime;

  •
  environmental restrictions requiring that certain projects be performed in winter months to protect wildlife habitats; and

  •
  equipment mobilization to and from projects.

        If our results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, our stock price could suffer or be negatively impacted.

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

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

        The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have limited the availability of liquidity and credit capacity for certain issuers.

        We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are cash flow from our operations and borrowings under our senior credit facility. In the event these resources do not satisfy our liquidity needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. In late 2008, Lehman Brothers, a 6.5% participant in our credit facility, filed for bankruptcy and stopped funding its share of our revolver borrowings. As Lehman Brothers is a defaulting lender, we are no longer able to draw upon their pro-rata portion of the revolver commitment. As of December 31, 2008, we have drawn $2.7 million of the $10.0 million applicable to Lehman Brothers. As such, the remaining $7.3 million has not been included in the availability of the credit facility. It is uncertain whether a new lender will purchase Lehman Brothers' interest in our senior credit facility and fund the shortfall. In addition, there can be no assurance that our other lenders will continue to fund our senior credit facility. If our internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

        Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third and fourth quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses.

There can be no assurance that actions taken by the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

        In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, numerous regulatory and governmental actions have been proposed. The Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. In October 2008, the Emergency Economic Stabilization Act of 2008, referred to in this annual report as the "EESA," was signed into law. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Additionally, the American Recovery and Reinvestment Act of 2009, referred to in this annual report as the "ARRA," was signed into law in February 2009. The ARRA is intended to provide a stimulus to the U.S. economy and includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care and infrastructure, including marine infrastructure and dredging. There can be no assurance as to what impact such actions will have on our business or the financial markets, including the extreme levels of volatility, or that the EESA, the ARRA, or any monetary or fiscal actions of the U.S. Federal Reserve Board will have a stabilizing effect on the economy or a beneficial impact on economic growth. It is not possible to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations or financial condition or the trading price of our common stock.

The current weakness in the economic environment and other factors could lead to our goodwill and other intangible assets becoming impaired, which may require us to take significant non-cash charges against earnings.

        Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets have been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported net income and our stock price. Due to the continuing economic uncertainty and market and credit crisis, we considered whether there were any indicators that our goodwill was impaired. We concluded that no indicators of impairment were present and therefore an additional impairment test during the fourth quarter of 2008 was not required. Our conclusion was based on our review of our market capitalization as of December 31, 2008. While we determined that goodwill did not need to be tested, a significant and sustained decline in the our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would be required to record a non-cash charge against earnings, which, in turn, could have a material adverse affect on our reported net income and the book value of our stockholders' equity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates."

Item 1B    Unresolved Staff Comments

        None.

Item 2.    Properties

Dredging

        Great Lakes' dredging fleet is the largest in the U.S. and one of the largest dredging fleets in the world. The fleet consists of over 200 pieces of equipment, including most of the large hydraulic dredges in the U.S., and is sufficient to meet the Company's project requirements.

        The following table provides a listing of the Company's fleet of dredging and attendant plant as of December 31, 2008, including equipment under long-term operating leases:

Type of Equipment	Quantity
Hydraulic Dredges	11
Hopper Dredges	10
Mechanical Dredges	5
Unloaders	2
Drillboats	2
Material Barges	22
Other Barges	65
Booster Pumps	8
Tugs	6
Launches and Survey Boats	52

Total	183

        In addition the Company has numerous pieces of smaller equipment that support its dredging operations.

        A significant portion of the Company's operating equipment is subject to liens in favor of the Company's senior lenders and bonding company. See Note 5 "Property and Equipment," Note 12 "Long-Term Debt," and Note 15 "Lease Commitments" in the Notes to Consolidated Financial Statements.

        The Company leases approximately 50,000 square feet of office facilities in Oak Brook, Illinois, which serves as its principal administrative facility. The primary lease for this property was renewed in 2008 and will expire in 2019. The Company owns property in Staten Island, New York, Morgan City, Louisiana and Channelview, Texas. The Company maintains its principal office in Texas at the Channelview site, which serves as an operations office and support yard. The Company also leases waterfront properties in Baltimore, Maryland and Green Cove Springs, Florida. These locations serve as mooring sites for idle equipment and inventory storage.

Demolition

        NASDI leases 13,000 square feet of office, garage and maintenance facilities in Waltham, Massachusetts, from Christopher A. Berardi, the president of NASDI's parent company, pursuant to a lease that expires in 2016. See Note 11 "Related Party" in the Notes to Consolidated Financial Statements. NASDI maintains a fleet of operating equipment including excavators, loaders, trucks, and similar equipment, to meet its project requirements. Certain pieces of equipment are obtained under capital lease arrangements or rented on a project by project basis.

Item 3.    Legal Proceedings

        Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

        The Company or its former subsidiary, NATCO Limited Partnership, are named as defendants in approximately 263 lawsuits, the majority of which were filed between 1989 and 2000. In these lawsuits, the plaintiffs allege personal injury, primarily fibrosis or asbestosis, from exposure to asbestos on our vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations. However, to date, no plaintiffs with claims against the Company have sought reinstatement, and only one additional case was filed against the Company in 2008. Management does not believe that these cases will have a material adverse impact on the business.

        On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the "Reed Complaint"). The Reed Complaint names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet ("MRGO") between 1993 and 2005. The Reed Complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The Reed Complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs' property. The Reed Complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints and one mass tort case (together with the Reed Complaint, hereinafter referred to as the "Katrina Claims"). All of these cases raise the same claims as the Reed Complaint. The amount of claimed damages in these claims is not stated, but is presumed to be significant. On March 9, 2007, the District Court dismissed with prejudice the Katrina Claims against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Briefing on the appeal is now complete, and the Fifth Circuit held oral argument on September 4, 2008. The Fifth Circuit has now taken the appeal under advisement and the parties are awaiting a ruling.

        On October 19, 2006, Great Lakes and the other dredging companies filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina Claims against Great Lakes in the district court, pending resolution of Great Lakes' exoneration and limitation claims. Roughly 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes, asserting the same basic theory of liability as in the Katrina Claims and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes (the "Limitation Claims"). In addition, all of the dredging companies, including Great Lakes, filed cross-claim against each other in the limitation actions seeking contribution and indemnification. Great Lakes currently believes that it has meritorious claims to either exoneration from all liability or limitation of liability to not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Limitation Claims. On September 7, 2007, Great Lakes filed a motion to dismiss the Limitation Claims. The District Court granted the motion on June 12, 2008, dismissing the Limitation Claims with prejudice. The claimants filed a notice of appeal in the Fifth Circuit. Briefing is scheduled to begin during the first quarter of 2009, and oral arguments are expected to take place on this appeal during the third or fourth quarter of 2009. Great Lakes maintains $150 million in insurance coverage for the Katrina Claims and Limitation Claims. Great Lakes currently believes that these claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has been traded under the symbol "GLDD" on the NASDAQ Global Market since December 27, 2006. Prior to July 19, 2007, we had warrants that were traded under the symbol "GLDDW" on the NASDAQ Global Market. Our warrants were called for redemption on June 19, 2007, and as of July 19, 2007 all of the outstanding warrants were exercised or redeemed. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock as reported by NASDAQ from January 1, 2007 through December 31, 2008.

	Common Stock
	High	Low
First Quarter 2007	$7.35	$6.42
Second Quarter 2007	$10.18	$6.70
Third Quarter 2007	$9.29	$7.78
Fourth Quarter 2007	$9.70	$8.23

	Common Stock
	High	Low
First Quarter 2008	$8.49	$5.07
Second Quarter 2008	$6.15	$5.19
Third Quarter 2008	$7.76	$5.89
Fourth Quarter 2008	$5.72	$2.68

        On March 5, 2009, the last reported sale price of Great Lakes common stock on the NASDAQ Global Market was $2.00 per share.

Holders of Record

        As of March 5, 2009, we had approximately 52 shareholders of record of our common stock.

Dividends

        Quarterly dividends per common share for the most recent two years are as follows:

	Dividend
	2008	2007
First Quarter	$0.017	—
Second Quarter	$0.017	—
Third Quarter	$0.017	—
Fourth Quarter	$0.017	$0.017

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

        During the fourth quarter of 2008, the Company repurchased 3,622 shares of its common stock from a former employee for $1.50 per share in accordance with the Company's Amended and Restated Management Equity Agreement.

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

        The Merger with Aldabra was accounted for as a reverse acquisition. Under this method of accounting, Great Lakes was the acquiring company for financial reporting purposes. Accordingly, the merger was treated as the equivalent of Great Lakes issuing stock for the net monetary assets of Aldabra accompanied by a recapitalization. The net monetary assets of Aldabra, primarily cash, were stated at their fair value, which was equivalent to the carrying value, and accordingly no goodwill or other intangible assets were recorded. The following selected financial data as of and for the years ended December 31, 2005 and 2004 reflect the financial position, results of operations and cash flows of GLDD Acquisition Corp. prior to the Merger. The accumulated deficit of GLDD Acquisition Corp. was carried forward to the recapitalized Company.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions except share and per share data)
Income Statement Data:
Contract revenues	$586.9	$515.8	$426.0	$423.4	$350.9
Costs of contract revenues	517.6	447.8	369.0	372.0	314.9

Gross profit	69.3	67.9	57.0	51.4	35.9
General and administrative expenses	42.8	38.7	31.1	32.2	29.1
Amortization of intangible assets	0.4	0.3	0.3	0.8	4.2
Impairment of goodwill and intangibles	—	—	—	5.7	—
Sale-related expenses	—	—	—	—	0.3

Operating income	26.1	29.0	25.6	12.7	2.4
Interest expense, net	(17.0)	(17.5)	(24.3)	(23.1)	(20.3)
Equity in earnings (loss) of joint ventures	(0.0)	2.0	2.0	2.3	2.3
Minority interest	(0.3)	(0.1)	(0.2)	(0.2)	0.1

Income (loss) before income taxes	8.8	13.5	3.2	(8.3)	(15.5)
Income tax benefit (provision)	(3.8)	(6.4)	(1.0)	1.4	4.4

Net income (loss)	$5.0	$7.1	$2.2	$(6.9)	$(11.1)

Redeemable preferred stock dividends (1)	—	—	(8.2)	(7.7)	(7.3)
Redemption of preferred stock (1)	—	—	(2.8)	—	—

Net income (loss) available to common stockholders	$5.0	$7.1	$(8.8)	$(14.6)	$(18.4)

Basic earnings (loss) per share (1)	$0.09	$0.14	$(0.90)	$(1.57)	$(1.98)
Basic weighted average shares	58,469,431	48,911,491	9,779,781	9,287,699	9,287,699
Diluted earnings (loss) per share (1)	$0.09	$0.14	$(0.90)	$(1.57)	$(1.98)
Diluted weighted average shares	58,477,779	52,211,010	9,779,781	9,287,699	9,287,699

Note: Items may not sum due to rounding.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Other Data:
EBITDA (2)	$55.9	$57.5	$52.6	$39.4	$31.7
Net cash flows from operating activities	14.8	(6.3)	33.9	10.3	17.4
Net cash flows from investing activities	(26.3)	(77.8)	(21.5)	(7.2)	(11.4)
Net cash flows from financing activities	13.7	88.6	(9.4)	(4.5)	(6.8)
Depreciation and amortization	30.1	26.5	25.1	24.6	26.9
Maintenance expense	41.9	43.8	32.7	29.7	22.7
Capital expenditures (3)	44.5	111.0	29.8	12.7	23.1

(1)
Refer to Note 1 in the Company's Consolidated Financial Statements for the years ended December 31 2008, 2007 and 2006 for additional details regarding these calculations.

(2)
EBITDA in 2005 included the impact of a non-cash write down of goodwill and intangibles for $5.7 million for the demolition business. See definition of EBITDA below.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and equivalents	$10.5	$8.2	$3.6	$0.6	$2.0
Working capital	87.7	82.3	42.9	48.4	39.2
Total assets	666.2	624.4	528.4	507.5	508.6
Long term senior debt and subordinated notes	216.5	196.5	194.7	250.8	254.3
Total stockholders' equity	227.3	228.3	128.5	78.1	(8.4)

        EBITDA, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense. We present EBITDA as an additional measure by which to evaluate our operating trends. We believe that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of our primary stakeholders (i.e. its stockholders, bondholders and banks) use EBITDA to evaluate our period to period performance. Additionally, management believes that EBITDA provides a transparent measure of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, we use a measure based upon EBITDA to assess performance for purposes of determining compensation under our incentive plan. EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with generally accepted accounting principles ("GAAP") including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, our use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain our business. For these reasons, we use operating income to measure our operating performance and use EBITDA only as a supplement. The following is a reconciliation of EBITDA to net income (loss):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net income (loss)	$5.0	$7.1	$2.2	$(6.9)	$(11.1)
Adjusted for:
Interest expense, net	17.0	17.5	24.3	23.1	20.3
Income tax expense (benefit)	3.8	6.4	1.0	(1.4)	(4.4)
Depreciation and amortization	30.1	26.5	25.1	24.6	26.9

EBITDA	$55.9	$57.5	$52.6	$39.4	$31.7

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Great Lakes is the largest provider of dredging services in the United States. In addition, we are the only U.S. dredging contractor with significant international operations, which represented approximately 35% of our dredging revenues for 2008 compared with our three year average of 30%. The mobility of our fleet enables us to move equipment in response to changes in demand for dredging services. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance, in which sectors we have experienced an average combined bid market share in the U.S. of 42% over the past three years, including 47%, 44% and 36% of the capital, beach nourishment and maintenance sectors, respectively. The Company's largest domestic dredging customer is the Corps, which has responsibility for federally funded projects related to navigation and flood control. In 2008, the Company's dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and U.S. Navy, was approximately 59%, as compared with our three year average of 47%.

        The Company also owns a majority interest in NASDI, a demolition service provider located in the Boston, Massachusetts area. NASDI's principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials.

        The Company operates in two reportable segments: dredging and demolition.

        The Company has a 50% ownership interest in Amboy Aggregates ("Amboy"). Amboy's primary business is mining sand from the entrance channel to the New York Harbor in order to provide sand and aggregate for use in road and building construction. The Company and its Amboy joint venture partner own a 50% interest in land that is adjacent to Amboy's property and may be used in conjunction with Amboy's operations. The Company's investment in Amboy is accounted for using the equity method.

Contract Revenues

        Most of the Company's dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the type of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

        The Company recognizes contract revenues under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For demolition projects, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Contract modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

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

        The Company's cost structure includes significant annual equipment related costs, including depreciation, maintenance, insurance and long-term equipment rentals; these costs have averaged approximately 22% to 25% of total costs of contract revenues over the last three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over and under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year. As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual equipment costs incurred in that interim period.

Utilization

        Current and projected utilization of equipment is a factor the Company considers important in managing its dredging business. The Company does not measure utilization of equipment in the aggregate; however, it tracks utilization by dredge and other major pieces of equipment. The ability to maintain high levels of equipment utilization impacts the Company's profitability.

Critical Accounting Policies and Estimates

        The Company's significant accounting policies are discussed in the notes to the consolidated financial statements. The application of certain of these policies requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results.

        Percentage-of-completion method of revenue recognition—The Company's contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For demolition projects, the Company uses estimates of remaining costs-to-complete to determine project percent complete. In preparing its estimates, the Company draws on its extensive experience in the dredging and demolition businesses and its proprietary database of historical information to help assure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation are not recognized in contract revenues until such claims are settled. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

        Impairment of goodwill—Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Great Lakes believes that this estimate is a critical accounting estimate because: (i) goodwill is a material asset and (ii) the impact of an impairment could be material to the consolidated balance sheet and consolidated statement of operations. The Company performs its annual impairment test as of July 1 each year.

        The Company assesses the fair value of the reporting unit using the income approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. The estimates are based on assumptions that the Company believes to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value and may result in the impairment of goodwill in the event that actual future results differ from those estimates.

        At December 31, 2008, the majority of goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by Madison Dearborn Capital Partners IV, L.P. on December 23, 2003. Goodwill was allocated between the Company's two reporting segments, dredging and demolition, based on the value assigned to each segment at that time. At December 31, 2008 and 2007, dredging goodwill was $76.6 million in each year and demolition goodwill was $21.2 million and $19.7 million, respectively. The increase in demolition goodwill was the result of the April 30, 2008 acquisition by the Company of the 15% interest in NASDI it did not previously own. See Note 21 "Minority Interest Acquisition" to Consolidated Financial Statements. Goodwill was tested for impairment during the third quarter of 2008 at which time it was concluded that the fair value of each reporting segment was in excess of its carrying value.

        As a result of the downturn in the U.S. and global economies, the Company's share price and market capitalization decreased in the fourth quarter, and as a result management considered whether there were any indicators that the Company's goodwill was impaired. The Company concluded that no indicators of impairment were present and therefore no additional impairment test was required. The Company's conclusion was based on its review of its market capitalization as of December 31, 2008 plus a reasonable control premium, when compared to the Company's carrying value of its invested capital and the strong performance of the Company's dredging operations during the third and fourth quarters of 2008.

        Subsequent to December 31, 2008, the Company's stock price declined below its book value per share. If the Company's stock price remains less than the book value per share going forward it will assess whether it is more likely than not that the fair value of a reporting unit has declined below its carrying value pursuant to SFAS No. 142 which may result in a requirement to evaluate goodwill for impairment.

        The Company will continue to perform a goodwill impairment test as required on an annual basis, and between annual tests if events or conditions result in a triggering event, thus requiring a test.

        Impairment of long-lived assets—In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that impairment may exist. The Company's policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's book value and fair market value. The Company's policy is to estimate the undiscounted future cash flows using financial projections that require the exercise of significant judgment on the part of management. Changes in these projections may expose the Company to future impairment charges. If a triggering event requiring impairment testing occurs, the Company would evaluate the remaining useful lives of these assets to determine whether the lives are still appropriate.

        Self-insurance reserves—The Company maintains various insurance policies, including, hull and machinery, general liability and personal injury. We partially self-insure risks covered by our policies. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in determination of such reserves.

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

Quarterly Results of Operations

        The following table sets forth the components of net income (loss) on a quarterly basis for the years ended December 31, 2008 and 2007.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited (in millions except share and per share data)
2008
Contract revenues	$135.7	$145.3	$142.8	$163.0
Costs of contract revenues	(123.7)	(123.7)	(125.2)	(144.9)

Gross profit	12.0	21.6	17.6	18.1
General and administrative expenses	(10.2)	(11.2)	(11.0)	(10.4)
Amortization of intangible assets	(0.1)	(0.1)	(0.2)	(0.1)

Operating income	1.7	10.3	6.4	7.6
Interest expense, net	(3.6)	(4.9)	(4.3)	(4.1)
Equity in earnings (loss) of joint ventures	0.1	0.1	0.1	(0.3)
Minority interest	(0.2)	(0.1)	—	(0.1)

Income (loss) before income taxes	(1.9)	5.4	2.2	3.1
Income tax benefit (provision)	0.7	(2.4)	(0.8)	(1.3)

Net income (loss)	$(1.2)	$3.0	$1.4	$1.8

Basic earnings (loss) per share	$(0.02)	$0.05	$0.02	$0.03
Basic weighted average shares	58,459,824	58,464,444	58,472,824	58,480,633
Diluted earnings (loss) per share	$(0.02)	$0.05	$0.02	$0.03
Diluted weighted average shares	58,459,824	58,470,065	58,498,950	58,482,278

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited (in millions except share and per share data)
2007
Contract revenues	$126.7	$115.6	$116.5	$156.9
Costs of contract revenues	(113.0)	(97.5)	(103.1)	(134.2)

Gross profit	13.7	18.1	13.4	22.7
General and administrative expenses	(8.0)	(9.3)	(9.6)	(11.9)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)	(0.1)

Operating income	5.6	8.7	3.7	10.7
Interest expense, net	(4.3)	(6.6)	(3.4)	(3.2)
Equity in earnings of joint ventures	0.3	0.6	0.8	0.3
Minority interest	—	—	—	(0.1)

Income before income taxes	1.6	2.9	1.2	7.8
Income tax provision	(0.7)	(1.2)	(0.5)	(4.0)

Net income	$0.9	$1.7	$0.7	$3.8

Basic earnings per share	$0.02	$0.04	$0.01	$0.06
Basic weighted average shares	39,632,589	40,989,166	56,265,170	58,459,824
Diluted earnings per share	$0.02	$0.03	$0.01	$0.06
Diluted weighted average shares	44,696,822	48,238,297	57,189,878	58,459,824

Note: Items may not sum due to rounding.

Results of Operations—Fiscal Years

        The following table sets forth the components of net income as a percentage of contract revenues for the years ended December 31:

	2008	2007	2006
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(88.2)	(86.8)	(86.6)

Gross profit	11.8	13.2	13.4
General and administrative expenses	(7.3)	(7.5)	(7.2)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)

Operating income	4.4	5.6	6.1
Interest expense, net	(2.9)	(3.4)	(5.8)
Equity in earnings of joint ventures	—	0.4	0.4
Minority interest	—	—	—

Income before income taxes	1.5	2.6	0.7
Income tax provision	(0.7)	(1.2)	(0.2)

Net income	0.8%	1.4%	0.5%

Components of Contract Revenues

        The following table sets forth, by segment and type of work, the Company's contract revenues for the years ended December 31 (in thousands):

	2008	2007	2006
Revenues
Dredging:
Capital—U.S.	$153,414	$129,569	$127,205
Capital—foreign	172,345	140,468	86,039
Beach nourishment	63,550	90,142	94,476
Maintenance	95,350	79,659	69,514
Demolition	102,220	75,923	48,746

	$586,879	$515,761	$425,980

2008 Performance Overview

        The Company maintained a good level of utilization of its dredging vessels throughout the year, led by strong foreign operations and despite the loss of the dredge New York for the majority of 2008. Demolition activity was particularly robust in the first half of the year. Although gross profit was up for the year, gross margin (gross profit divided by revenues) of 11.8% decreased from 13.2% a year earlier due to the negative impacts of unfavorable weather, a $2.2 million retroactive insurance premium and margin compression in the demolition segment. During 2008, the domestic bid market produced $783 million of contract awards, a 30% increase over 2007, due in large part to a near doubling in the value of contracts awarded for maintenance projects. The Company won 38% of the total domestic bid market, on par with its five-year average of 40% and only $21 million less than in 2007 for which it experienced an especially high 53% win percentage.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Dredging revenues were $484.7 million in 2008, an increase of $44.9 million, or 10.2%, over 2007 dredging revenues of $439.8 million. Dredging gross margin was 11.8%, down from 13.0% in 2007 due to the negative impacts of unfavorable weather, the loss of the Dredge New York for the majority of 2008 and a $2.2 million retroactive insurance premium.

  •
  Domestic capital dredging revenues of $153.4 million in 2008 were up $23.8 million, or 18%, from 2007 revenues of $129.6. This increase was driven by additional capital projects, including deepening work in the ports of New York, New Jersey and Boston, a deepening project in the Columbia River in Oregon, and two projects in the Gulf of Mexico.

  •
  The Company's 2008 revenues from beach nourishment projects of $63.6 million decreased $26.5 million, or 30%, from $90.1 million in 2007. Beach revenues were negatively impacted throughout 2008 as state and local governments experienced delays in getting the necessary approvals to put projects out to bid.

  •
  Revenues from maintenance dredging projects in 2008 were $95.4 million, an increase of $15.7 million, or 19%, from $79.7 million in 2007. This increase was due to the Corps continuing to put out maintenance work, in addition to receiving emergency funds needed due to the flooding in the Mississippi River and hurricanes in the Gulf Coast.

  •
  Revenues from foreign dredging operations in 2008 totaled $172.3 million an increase of $31.8 million, or 22%, from 2007 revenues of $140.5 million. Revenues increased from 2007 as the Company moved additional vessels to the Middle East to work on several large land reclamation projects in Bahrain.

        NASDI's 2008 demolition revenues were $102.2 million, an increase of $26.3 million, or 34%, over 2007 revenues of $75.9 million. This increase was due to several large projects which were substantially completed by mid-year. A significant portion of the work on these projects included subcontract work; consequently NASDI's margins on these projects were not as high as NASDI typically generates. Gross profit of 11.9% in the demolition segment was down from 14.4% in 2007 due to the increase in subcontract work, a decrease in the price for scrap and the adverse impacts of project delays and a customer bankruptcy.

        For the year ended December 31, 2008, consolidated general and administrative expenses totaled $42.8 million, compared with $38.7 million in 2007, an increase of $4.1 million, or 10.6%, due to payroll and health care cost increases. General and administrative expenses as a percentage of revenue have been generally consistent, ranging between 7.2% and 7.5% of revenues over the last three years.

        2008 operating income for the dredging segment was $22.2 million, down $2.8 million, or 11.2%, versus 2007 operating income of $25.0 million due to the factors described above. 2008 demolition operating income was $3.9 million, on par with 2007 operating income of $4.0 million despite NASDI's higher 2008 revenues.

        The Company's net interest expense for the year ended December 31, 2008 totaled $17.0 million compared with $17.5 million in 2007. The impact of higher average debt levels during the year were more than offset by lower interest rates. However, the Company had an unrealized gain of $0.4 million on the mark to market of its interest rate swap, compared to a $1.1 million gain last year. By virtue of a call provision contained in the swap agreements, the interest rate swaps were terminated by our counterparties in December 2008.

        The Company incurred income tax expense of $3.8 million compared with $6.4 million in 2007. This $2.6 million decrease is primarily the result of the Company's reduced operating income. The effective tax rate for the year ended December 31, 2008 was 42.1% compared to 47.4% for the year ended December 31, 2007. The effective rate was higher in 2007 as the Company increased its federal deferred tax rate to 35%. This increase in the deferred tax rate resulted in deferred tax expense of $0.9 million which increased the effective tax rate by 6.5%.

        For the year ended December 31, 2008, the Company generated net income of $5.0 million compared to $7.1 million for the year ended December 31, 2007. This $2.1 million decrease in net income was driven by decreased operating income in 2008.

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

  •
  Domestic capital dredging revenue of $129.6 million in 2007 was relatively unchanged from 2006 revenue of $127.2 million. Capital work in 2007 was driven by a deepening project in Brunswick, GA and LNG work in Golden Pass, Texas. Nevertheless, capital revenue was below historical levels as continued funding issues at the Corps delayed bidding for capital work. However, the Company started five capital projects in the second half of the 2007 that provided significant revenue throughout 2008.

  •
  The Company's 2007 revenue from beach nourishment projects of $90.1 million was down slightly from 2006 revenue of $94.5 million. The beach bid market in 2007 of $146 million was above the 2006 market of $126 million. In 2007, 34% of the work put out to bid was funded through state and local authorities, a trend that has sustained the beach market over the last few years as the Corps' funding issues have negatively impacted federal spending on beach nourishment. Great Lakes completed nearly $50 million of beach work in 2007 for non-federally funded customers.

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

        The Company's net interest expense for the year ended December 31, 2007 totaled $17.5 million compared with $24.3 million in 2006. This $6.8 million decrease was the result of lower debt levels in 2007 as well as a decrease in interest rates resulting from the Company's new revolving credit facility. In addition, the Company had an unrealized gain of $1.1 million on the mark to market value of its interest rate swap, compared to a $0.1 million gain last year.

        The Company incurred income tax expense of $6.4 million compared with $1.0 million in 2006. This $5.4 million increase was a result of greater operating income and a higher effective tax rate year over year. The effective tax rate for the year ended December 31, 2007 was 47.4% compared to 30% for the year ended December 31, 2006. During 2007, the Company increased its federal deferred tax rate to 35%. This increase in the deferred tax rate resulted in deferred tax expense of $0.9 million which increased the effective tax rate by 6.5%. In 2006, the Company decreased its state deferred tax rate resulting in a deferred tax benefit of $0.3 million which decreased the effective tax rate by 9.3%.

        For the year ended December 31, 2007, the Company generated net income of $7.1 million compared to $2.2 million for the year ended December 31, 2006. The improvement in net income was driven by increased operating income as well as a decrease in interest expense in 2007.

Bidding Activity and Backlog

        The following table sets forth, by segment and type of dredging work, the Company's backlog as of the periods indicated (in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Backlog
Dredging:
Capital—U.S.	$176,051	$174,798	$72,037
Capital—foreign	196,387	107,153	184,814
Beach nourishment	18,934	30,614	56,018
Maintenance	26,726	8,958	39,691
Demolition	23,501	38,871	16,645

	$441,599	$360,394	$369,205

        Dredging contract backlog represents the Company's estimate of the revenues that will be realized under the portion of the contracts remaining to be performed based upon estimates relating to, among other things, the time required to mobilize the necessary assets to and from the project site, as well as the amount and type of material and the time it takes for that material to be dredged. However, these estimates are necessarily subject to fluctuations based on the amount and type of material that actually must be dredged. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant portion of our dredging backlog relates to Federal government contracts, which can be canceled at any time without penalty, subject to our right, generally, to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog includes only those projects for which the customer has provided an executed contract

        Dredging.    The domestic dredging bid market for the 2008 year was $783 million, a nearly 30% increase from the 2007 bid market of $603 million. Maintenance work was the primary source of this increase, with $351 million in awards, nearly double the 2007 market of $188 million. The Company won contracts totaling $300 million, or 38% of the total bid domestic market, on a par with its five-year average of 40%, and only $21 million less than in 2007 during which it achieved an especially high 53% win percentage.

        The Company's dredging backlog at December 31, 2008 totaled $418.1 million, compared to $321.5 million at December 31, 2007.

        Approximately $176.1 million, or 42%, of the Company's year-end dredging backlog consists of domestic capital dredging work, a substantial portion of which is expected to be performed in 2009. This level of capital backlog is on par with the prior year as deepening work continued in the ports of New York and New Jersey and additional work was won in that area. The majority of the capital work in backlog at the end of 2009 is federally funded.

        Beach backlog was $18.9 million at the end of 2008, a 39% decrease from $31.0 million at the end of 2007. The 2008 beach nourishment bid market totaled $124 million, which is below the average bid market over the last five years of $161 million. The Company won $50 million, or 40%, of the 2008 work that was bid. The beach bid market was weak during the first nine months in 2008 predominantly due to permitting issues delaying bids. Beach work picked up in the fourth quarter as several projects were bid.

        Maintenance backlog was $26.7 million at the end of 2008, nearly three times backlog of $9.0 million at the end of 2007. As noted above, the 2008 maintenance bid market was $351 million, which was above the five year average maintenance market of $280 million, primarily due to emergency funding the Corps received after spring flooding in the Mississippi and hurricanes in the Gulf. The Company's share of the 2008 market was 34%, on par with its historical share of 36% over the last three years.

        Foreign capital backlog increased to $196.4 million at the end of 2008 from $107.2 million at the end of 2007, primarily as a result of signing the second phase of the Diyar land reclamation project in September 2008. However, as a consequence of the economic uncertainty in the Middle East, in February 2009, the Company was asked to enter into discussions to restructure the second phase of this project to allow the customer flexibility on the timing of project funding. The Company is working with the customer to devise a mutually beneficial arrangement. See "Business—Current status of our primary dredging markets".

        Demolition.    The Company's demolition backlog at December 31, 2008 totaled $23.5 million, a 40% decrease from backlog of $38.9 million at December 31, 2007. As previously mentioned, as a result of the completion of several large projects in 2008, backlog has begun to moderate to more historical levels. Recently, NASDI has taken on several projects in the New York market and is seeking to expand its presence in that market.

Liquidity and Capital Resources

        The Company's principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility (see Note 12, "Long-Term Debt" in the Notes to Consolidated Financial Statements). The Company's principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

        The Company's net cash provided by (used in) operating activities for the years ended December 31, 2008, 2007 and 2006 totaled $14.8 million, $(6.3) million and $33.9 million respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In 2008, the increase in investment in our foreign operations was partially offset by favorable billing terms on one domestic project. In 2007, there was a substantial investment in working capital due to expanded foreign dredging operations and demolition activities. Both periods included significant investments in pipe and spare parts inventory. The increase in 2006 was a result of improved net income as well as the temporary reduction in working capital as a result of favorable contract billing terms.

        The Company's net cash flows used in investing activities for the years ended December 31, 2008, 2007 and 2006 totaled $26.3 million, $77.8 million and $21.5 million respectively. 2008 investing activities included $17.7 million of capital expenditures on the dredges Ohio, Reem Island and Noon Island for upgrades and other activities related to placing these vessels into service. Another $5.5 million was spent in 2008 on continuing construction of the power barge that will enhance the utilization and operating efficiency of the dredge Florida; $7.2 million was spent on this vessel in 2007. Work on this vessel was completed in October 2008 and the vessel was then sold via a sale leaseback for $16.6 million. An immaterial loss was fully recognized on this transaction. 2007 investing activities included significant vessel acquisitions made by the Company. In 2007, the Company purchased the dredge Ohio and attendant plant for $14.0 million and two hopper dredges, the Reem Island and Noon Island, for $26.4 million. Also, the dredge Terrapin Island was purchased for $25.5 million and subsequently refinanced through a sale and long-term operating lease arrangement. No gain was recognized on this transaction. In addition, the Company exercised early buy-out options related to the operating leases for the dredges Texas and Pontchartrain and two scows for a total of $14.6 million. Capital spending for items exclusive of the dredge acquisitions, lease buyouts and the construction of the auxiliary vessel for the dredge Florida was $21.8 million. 2006 capital spending included $10.4 million related to the conversion of the dredge Long Island into a material re-handling barge which in December 2006 was sold for $12 million and leased back under a long term operating lease arrangement. Also, included in the year's total spending was $3.9 million for the purchase of the dredge Victoria Island and two scows upon exercise of the early buy-out options related to the long term operating lease arrangements of those vessels.

        The Company's net cash flows provided by (used in) financing activities for the years ended December 31, 2008, 2007 and 2006 totaled $13.7 million, $88.6 million and $(9.4) million, respectively. Cash flow in 2008 was primarily generated by $20 million of revolver borrowings, offset by repayments of long-term debt and dividends. The higher cash flows in 2007 resulted primarily from the $91.8 million in funds received from the exercise of the Company's outstanding warrants. 2007 cash flow also includes $21.5 million in revolver borrowings for working capital and equipment acquisitions as well as the repayment of $19.7 million in long term debt in connection with the refinancing of the Company's senior credit facility described below. In 2006, a $51.0 million term loan was repaid with the $52.4 million of proceeds from the Aldabra merger. The 2006 decrease primarily relates to $50.6 million of scheduled payments under the Company's term loans and $3.5 million of voluntary prepayments made under the Company's senior credit facility.

        On June 12, 2007, the Company entered into a new credit agreement (the "Credit Agreement") with Bank of America N.A. and various other financial institutions as lenders. The Credit Agreement provides for a revolving credit facility of up to $155.0 million in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company's ratio of Total Funded Debt to Adjusted Consolidated EBITDA (each as defined in the Credit Agreement). The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. Additionally, the obligations are secured by a perfected first priority lien on certain equipment of Great Lakes' subsidiary, Great Lakes Dredge & Dock Company, LLC ("GLDD Company"); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes' bonding company; a perfected first priority lien on the inter-company receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes' bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases and investments, and (iv) maintenance of certain financial covenants.

        As of December 31, 2008, the Company had $41.5 million of borrowings and $18.0 million of letters of credit outstanding, resulting in $88.2 million of availability under, the Credit Agreement. In late 2008, Lehman Brothers, a 6.5% participant in our credit facility, filed for bankruptcy and stopped funding its share of the Company's revolver borrowings. As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brothers' pro-rata portion of the revolver commitment. As of December 31, 2008, the Company had drawn $2.7 million of the $10.0 million applicable to Lehman Brothers. As such, Lehman Brothers' remaining $7.3 million commitment has not been included in our availability under the credit facility. However, as we have significant capacity on the revolver, this has not presently impacted our ability to fund working capital needs. Leading positions in our credit facility are held by Bank of America, Charter One, GE Capital Corporation and Wells Fargo Bank.

        On June 12, 2007, Great Lakes also entered into a fourth amendment to the third amended and restated underwriting and continuing indemnity agreement (the "Fourth Amendment") with Travelers. The Fourth Amendment provides, among other things, for new equipment collateral securing the obligations under the Company's bonding agreement and permits the Credit Agreement and related collateral securing the obligations under the Credit Agreement.

        In addition to its credit facility, Great Lakes has a $24 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts. The obligations under the agreement are guaranteed by the Company's foreign accounts receivable under Ex-Im Bank's Working Capital Guarantee Program which covers 90% of the obligations owing under the facility. The Company had $16.6 million of letters of credit issued under this facility at December 31, 2008.

        The Company paid dividends of $1 million in each quarter of 2008 and in the first quarter of 2009. The declaration and payment of dividends will be at the discretion of the Company's board of directors and will depend on many factors, including general economic and business conditions, the Company's strategic plans, its financial results and condition, legal requirements, including restrictions and limitations contained in its senior credit facility and the indenture relating to its senior subordinated debt, and other factors as the Company's board of directors deems relevant. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

        The Company believes its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company's operations, capital expenditures, and scheduled debt service requirements as well as to pay dividends, if any, for the next 12 months.

        Beyond the next twelve months, the Company's ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends if any, and to comply with all of the financial covenants under the Credit Agreement and bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

Contractual Obligations

        The following table summarizes the Company's contractual cash obligations at December 31, 2008. Additional information related to these obligations can be found in Note 12 "Long-Term Debt" and Note 15 "Lease Commitments" to Consolidated Financial Statements.

		Obligations coming due in year(s) ending:
	Total	2009	2010- 2012	2013- 2015	2016 and beyond
	(in millions)
Long term bank debt (1)	$50.6	$2.3	$48.3	$—	$—
Senior subordinated notes (2)	242.8	13.6	40.7	188.6	—
Operating lease commitments	138.0	18.1	47.9	38.4	33.6
Equipment notes	2.6	1.5	1.1	—	—

Total	$434.0	$35.4	$138.0	$227.0	$33.6

(1)
Includes cash interest calculated at borrowing rates at December 31, 2008, assuming payments are made in accordance with the agreement terms.

(2)
Includes cash interest payments calculated at stated fixed rate of 7.75%.

        Excluded from the above table are $3.1 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.

Other Off-Balance Sheet and Contingent Obligations

        The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $34.6 million at December 31, 2008. All issued letters of credit were undrawn at year-end.

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

        The Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $18.0 million declining to $7.0 million over the next ten years. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company's Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

        Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with Travelers, which has been granted a security interest in a substantial portion of the Company's operating equipment with a net book value of approximately $77.5 million at December 31, 2008. The bonding agreement also contains provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions. At December 31, 2008, the Company had outstanding performance bonds valued at approximately $453.6 million; however, the revenue value remaining in backlog related to these projects totaled approximately $226.5 million.

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

        The Company is a member of an insurance association that provides personal injury coverage for its maritime workforce in excess of self-insurance retention limits. The Company is subject to retroactive premium adjustments based on the association's claims experience and investment performance. The Company accrues for retroactive premium adjustments when assessed by the insurance association. During the year ended December 31, 2008 the Company recorded $2.2 million for such assessments. There were no retroactive assessments made in 2007 or 2006.

        The Company considers it unlikely that it would have to perform under any of the aforementioned contingent obligations, other than operating leases and calls from West of England, and performance has never been required in any of these circumstances in the past.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        A significant portion of the Company's current dredging operations are conducted outside of the U.S., primarily in the Middle East. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company's foreign dredging work is in Bahrain. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar. Therefore, the Company has not purchased any forward exchange contracts for trading purposes and has none outstanding at December 31, 2008 or 2007.

        The Company's obligations under its Credit Agreements expose its earnings to changes in short-term interest rates since interest rates on this debt are variable. An increase in interest rates of 1% would not have increased interest expense significantly for 2008.

        At December 31, 2008 and 2007, the Company had long-term senior subordinated notes outstanding with a recorded book value of $175.0 million. The fair value of these notes, which bear interest at a fixed rate of 7.75%, was $135.0 million at December 31, 2008 based on indicative market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2008 the fair value of this fixed rate debt would have increased to $145.0 million.

        A significant operating cost for the Company is diesel fuel, which represents approximately 11.7% of the Company's costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company's 2009 projected domestic fuel consumption, a $0.10 increase in the average price per gallon of fuel would increase its fuel expense by less than $0.3 million, after the effect of fuel commodity contracts in place as of December 31, 2008. At December 31, 2008 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 48% of its anticipated domestic fuel requirements for 2009. As of December 31, 2008, there were 4.1 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.08 to $4.08 per gallon. At December 31, 2008, the fair value liability on these contracts was estimated to be $5.7 million, based on quoted market prices and is recorded in accrued expenses. A 5% change in forward fuel prices would result in a change of approximately $330 in the fair value of fuel hedges outstanding at December 31, 2008.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 12, 2009, are set forth on pages 56 to 102 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2008. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

        Our management has also conducted an assessment of the Company's internal control over financial reporting as of December 31, 2008 as required by Section 404 of the Sarbanes-Oxley Act. Management's report on our internal control over financial reporting is included on page 43. The Independent Registered Public Accounting Firm's report with respect to the effectiveness of our internal control over financial reporting is included on page 44. Management has concluded that internal control over financial reporting is effective as of December 31, 2008.

Changes in Internal Controls.

        There have been no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        The internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and overseen by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

        Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2008.

/s/ DOUGLAS B. MACKIE Douglas B. Mackie President, Chief Executive Officer and Director
/s/ DEBORAH A. WENSEL Deborah A. Wensel Senior Vice President, Chief Financial Officer and Treasurer
March 12, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Great Lakes Dredge & Dock Corporation
Oak Brook, Illinois

        We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 12, 2009

Item 9B.    Other Information

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

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

        The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings "Election of Directors," "Board of Directors and Corporate Governance" and "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

        The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings "Executive Compensation" and "Compensation Discussion and Analysis" and "Board of Directors and Corporate Governance" in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

        The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Change of Control of the Company" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings "Board of Directors and Corporate Governance" and "Change of Controls of the Company" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading "Matters Related to Independent Accountants" in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 15.    Exhibits, Financial Statements Schedules

(a)    Documents filed as part of this report

1.    Consolidated Financial Statements

        The consolidated financial statements listed below are set forth on pages 55 to 102 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

2.     Financial Statement Schedules

        The Report of J.H. Cohn LLP, independent public accountants, on the financial statements of Amboy Aggregates for the years ended December 31, 2008, 2007 and 2006 is presented on page 94 and incorporated by reference herein. All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 103, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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
Date: March 12, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ DOUGLAS B. MACKIE Douglas B. Mackie	March 12, 2009	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DEBORAH A. WENSEL Deborah A. Wensel	March 12, 2009	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ JONATHAN W. BERGER Jonathan W. Berger	March 12, 2009	Director
/s/ BRUCE J. BIEMECK Bruce J. Biemeck	March 12, 2009	Director
/s/ PETER R. DEUTSCH Peter R. Deutsch	March 12, 2009	Director
/s/ DOUGLAS C. GRISSOM Douglas C. Grissom	March 12, 2009	Director
/s/ NATHAN D. LEIGHT Nathan D. Leight	March 12, 2009	Director
/s/ THOMAS S. SOULELES Thomas S. Souleles	March 12, 2009	Director
/s/ JASON G. WEISS Jason G. Weiss	March 12, 2009	Director

I.    EXHIBIT INDEX

Number	Document Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC.(1)
2.2
Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006.(15)
2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C.(16)
3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation).(20)
3.2	Second Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, effective November 6, 2007.(29)
3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp.(21)
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
4.7
Fourth Supplemental Indenture, dated December 26, 2006, by and among Great Lakes Dredge & Dock Holdings Corp. (now known as Great Lakes Dredge & Dock Corporation), Great Lakes Dredge & Dock Corporation, the guarantors named therein and BNY Midwest Trust Company, as Trustee.(21)
4.8
Fifth Supplemental Indenture, dated as of January 30, 2009, by and among Great Lakes Dredge & Dock Corporation, the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee.(30)
4.9	Form of 7 3/4% Senior Subordinated Note due 2013.(6)
4.10	Form of Guarantee for 7 3/4% Senior Subordinated Note due 2013.(6)
4.11	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation.(23)

Number	Document Description
10.1	Credit Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, Lehman Brother, Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, and Bank of America, N.A., as an issuer of the Letters of Credit, and as representative for the lenders.(1)
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

Number	Document Description
10.13	Amendment No. 1 to Credit Agreement, dated as of January 30, 2009, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger, Issuing Lender and Administrative Agent.(30)
10.14
Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(1)
10.15
First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(3)
10.16
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
10.17
Third Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(19)
10.18
Fourth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 12, 2007, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America.(26)
10.19	International Letter of Credit Agreement, dated September 29, 2006, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank.(19)
10.20	First Amendment to International Letter of Credit Agreement, dated July 16, 2007, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank.(27)
10.21
Reaffirmation Agreement, dated as of December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Bank of America, N.A., as Administrative Agent.(21)
10.22
Assumption Agreement, dated as of December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and General Electric Capital Corporation.(21)
10.23
Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo HSBC Trade Bank, N.A.(21)
10.24
Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto.†(21)
10.25	Employment Agreement between the Company and Douglas B. Mackie.†(5)
10.26	Employment Agreement between the Company and Richard Lowry.†(5)
10.27	Employment Agreement between the Company and Deborah A. Wensel.†(5)

Number	Document Description
10.28	Summary of Oral Employment Agreements with Named Executive Officers.†(23)
10.29	Annual Cash Bonus Plan.†(23)
10.30	401(k) Savings Plan.†(7)
10.31	401(k) Lost Benefit Plan.†(23)
10.32	Secured Promissory Note dated December 31, 2006 executed by MJC Berry Enterprises, LLC, in favor of North American Site Developers, Inc.(22)
10.33	Lease Agreement between North American Site Developers, Inc. and MJC Berry Enterprises, LLC, dated as of December 31, 2006.(22)
10.34	Form of Stock Escrow Agreement between Aldabra Acquisition Corporation, Continental Stock Transfer & Trust Company and the Initial Stockholders.(2)
10.35
Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp.(16)
10.36	Asset Purchase Agreement between Bean Meridian L.L.C. and Great Lakes Dredge & Dock Company, LLC dated April 10, 2007.(24)
10.37	Asset Purchase Agreement between Bean Dredging L.L.C. and Great Lakes Dredge & Dock Company, LLC dated April 10, 2007.(24)
10.38	Purchase Agreement between Weeks-Marine, Inc. and Great Lakes Dredge & Dock Company, LLC dated April 13, 2007.(25)
10.39	Purchase Agreement between Dragaport Ltda. and Great Lakes Dredge and Dock Company, LLC dated October 19, 2007.(28)
10.40	Limited Liability Company Agreement, dated April 30, 2008, by and among NASDI Holdings Corporation, Christopher A. Berardi and NASDI, LLC.(32)
10.41	Employment Agreement, dated as of April 30, 2008, by and between NADSI Holdings Corporation and Christopher A. Berardi.†(32)
10.42	Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan.†(33)
10.43	Form of Great Lakes Dredge & Dock Corporation Non-Qualified Stock Option Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan.†(34)
10.44	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan.†(34)
12.1	Ratio of Earnings to Fixed Charges.*
14.1	Code of Business Conduct and Ethics.(31)
21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of J.H. Cohn LLP.*
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Number	Document Description
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on January 6, 2004 (Commission file no. 333-64687).

(2)
Incorporated by reference to the Aldabra Acquisition Corporation's Registration Statement on Form S-1/A filed with the Commission on February 2, 2005 (Commission file no. 333-121610).

(3)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on October 5, 2004. (Commission file no. 333-64687).

(4)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Registration Statement on Form S-4 filed with the Commission on March 31, 2004 (Commission file no. 333-114059-06).

(5)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on July 9, 2007 (Commission file no. 001-33225).

(6)
Included as part of Exhibit 4.1 to this Annual Report on Form 10-K.

(7)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687).

(8)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Quarterly Report on Form 10-Q filed with the Commission on May 12, 2005 (Commission file no. 333-64687).

(9)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on December 8, 2005 (Commission file no. 333-64687).

(10)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on July 8, 2005 (Commission file no. 333-64687).

(11)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2005 (Commission file no. 333-64687).

(12)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on June 14, 2005 (Commission file no. 333-64687).

(13)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on November 17, 2005 (Commission file no. 333-64687).

(14)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Annual Report on Form 10-K filed with the Commission on March 28, 2006 (Commission file no. 333-64687).

(15)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).

(16)
Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.'s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01).

(17)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission August 31, 2006 (Commission file no. 333-64687).

(18)
Incorporated by reference to Aldabra Acquisition Corporation's Current Report on Form 8-K filed with the Commission on September 15, 2006 (Commission file no. 000-51150).

(19)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on October 4, 2006 (Commission file no. 333-64687).

(20)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Registration Statement on Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 001-33225).

(21)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225).

(22)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on February 20, 2007 (Commission file no. 001-33225).

(23)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Annual Report on Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 001-33225).

(24)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on April 10, 2007 (Commission file no. 001-33225).

(25)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on April 16, 2007 (Commission file no. 001-33225).

(26)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on June 15, 2007 (Commission file no. 001-33225).

(27)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on July 20, 2007 (Commission file no. 001-33225).

(28)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on October 24, 2007 (Commission file no. 001-33225).

(29)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on November 13, 2007 (Commission file no. 001-33225).

(30)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on February 5, 2009 (Commission file no. 001-33225).

(31)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on October 24, 2005 (Commission file no. 333-64687).

(32)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on May 6, 2008 (Commission file no. 001-33225).

(33)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Registration Statement on Form S-8 filed with the Commission on April 3, 2008 (Commission file no. 333-150067).

(34)
Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on May 22, 2008 (Commission file no. 001-33225).

*
Filed herewith

†
Compensatory plan or arrangement.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Great Lakes Dredge & Dock Corporation
Oak Brook, Illinois

        We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 12, 2009

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

(In thousands, except share and per share amounts)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,478	$8,239
Accounts receivable—net	120,620	115,709
Contract revenues in excess of billings	30,916	13,828
Inventories	28,666	29,157
Prepaid expenses	4,684	6,710
Other current assets	20,994	16,980

Total current assets	216,358	190,623
PROPERTY AND EQUIPMENT—Net	296,885	296,721
GOODWILL	97,799	96,225
OTHER INTANGIBLE ASSETS—Net	931	1,006
INVENTORIES—Noncurrent	38,024	21,315
INVESTMENTS IN JOINT VENTURES	8,949	9,589
OTHER	7,209	8,883

TOTAL	$666,155	$624,362

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,862	$77,552
Accrued expenses	30,442	24,067
Billings in excess of contract revenues	19,782	5,437
Current portion of equipment debt	1,553	1,273

Total current liabilities	128,639	108,329
REVOLVING CREDIT FACILITY	41,500	21,500
7.75% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	81,004	79,836
OTHER	11,899	9,301

Total liabilities	438,042	393,966

COMMITMENTS AND CONTINGENCIES (Note 19)
MINORITY INTEREST	833	2,061

STOCKHOLDERS' EQUITY
Common stock—$0.0001 par value; authorized, 90,000,000 shares; issued and outstanding, 58,484,242 shares and 58,459,824 shares at December 31, 2008 and 2007, respectively	6	6
Additional paid-in capital	262,501	260,669
Accumulated deficit	(31,812)	(32,810)
Accumulated other comprehensive income (loss)	(3,415)	470

Total stockholders' equity	227,280	228,335

TOTAL	$666,155	$624,362

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except per share amounts)

	2008	2007	2006
CONTRACT REVENUES	$586,879	$515,761	$425,980
COSTS OF CONTRACT REVENUES	517,576	447,814	368,991

GROSS PROFIT	69,303	67,947	56,989
OPERATING EXPENSES:
General and administrative expenses	42,766	38,705	31,065
Amortization of intangible assets	440	262	311

Total operating income	26,097	28,980	25,613

OTHER INCOME (EXPENSE):
Interest expense—net	(16,971)	(17,462)	(24,343)
Equity in earnings (loss) of joint ventures	(15)	1,993	2,041
Minority interest	(293)	(56)	(155)

Total other expense	(17,279)	(15,525)	(22,457)

INCOME BEFORE INCOME TAXES	8,818	13,455	3,156

INCOME TAX PROVISION	(3,839)	(6,399)	(971)

NET INCOME	4,979	7,056	2,185
REDEEMABLE PREFERRED STOCK DIVIDENDS	—	—	(8,198)
REDEMPTION OF PREFERRED STOCK	—	—	(2,790)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$4,979	$7,056	$(8,803)

Basic earnings (loss) per share	$0.09	$0.14	$(0.90)
Basic weighted-average shares	58,469	48,911	9,780
Diluted earnings (loss) per share	$0.09	$0.14	$(0.90)
Diluted weighted-average shares	58,478	52,221	9,780

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except share and per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE—January 1, 2006	1,000,000	$10	$9,990	$(33,017)	$(209)	$(23,226)
Recapitalization:
Elimination of prior equity	(1,000,000)	(10)	(9,990)	—	—	(10,000)
Common shares issued	39,985,678	4	120,147	—	—	120,151
Consideration received as a result of the merger—net of expenses of $3,715	—	—	48,683	—	—	48,683
Accumulated dividends on preferred stock	—	—	—	(8,198)	—	(8,198)
Comprehensive income (loss):
Net income	—	—	—	2,185	—	2,185
Reclassification of derivative gains to earnings (net of tax of $575)	—	—	—	—	886	886
Change in fair value of derivatives (net of tax of $1,271)	—	—	—	—	(1,959)	(1,959)

Total comprehensive income (loss)	—	—	—	2,185	(1,073)	1,112

BALANCE—December 31, 2006	39,985,678	4	168,830	(39,030)	(1,282)	128,522
Common shares issued	120,511
Common shares issued from exercise of outstanding warrants	18,353,635	2	91,767	—	—	91,769
Correction to recapitalization expenses	—	—	72	—	—	72
Comprehensive income:
Net income	—	—	—	7,056	—	7,056
Adoption of FIN 48	—	—	—	158	—	158
Dividends declared and paid	—	—	—	(994)	—	(994)
Reclassification of derivative gains to earnings (net of tax of $43)	—	—	—	—	(67)	(67)
Change in fair value of derivatives (net of tax of $1,180)	—	—	—	—	1,819	1,819

Total comprehensive income	—	—	—	6,220	1,752	7,972

BALANCE—December 31, 2007	58,459,824	6	260,669	(32,810)	470	228,335
Acquisition of NASDI Minority Interest	—	—	1,373	—	—	1,373
Repurchase of shares	(3,622)	—	(6)	—	—	(6)
Share-based compensation	28,040	—	465	—	—	465
Comprehensive income (loss):
Net income	—	—	—	4,979	—	4,979
Dividends declared and paid	—	—	—	(3,981)	—	(3,981)
Reclassification of derivative gains to earnings (net of tax of $145)	—	—	—	—	218	218
Change in fair value of derivatives (net of tax of $2,716)	—	—	—	—	(4,103)	(4,103)

Total comprehensive income (loss)	—	—	—	998	(3,885)	(2,887)

BALANCE—December 31, 2008	58,484,242	$6	$262,501	$(31,812)	$(3,415)	$227,280

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	4,979	7,056	2,185
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	30,124	26,537	25,081
Equity in earnings (loss) of joint ventures	15	(1,993)	(2,041)
Distribution from equity joint ventures	625	2,400	650
Minority interest	293	56	155
Deferred income taxes	1,596	(918)	(6,780)
Gain on dispositions of property and equipment	(553)	(440)	(679)
Amortization of deferred financing fees	1,892	2,670	3,308
Share-based compensation expense	465	—	—
Changes in assets and liabilities:
Accounts receivable	(4,911)	(26,204)	(4,391)
Contract revenues in excess of billings	(17,088)	(4,267)	4,791
Inventories	(16,218)	(14,038)	(6,145)
Prepaid expenses and other current assets	(986)	(544)	(5,627)
Accounts payable and accrued expenses	(2,068)	17,434	11,700
Billings in excess of contract revenues	14,345	(13,758)	11,087
Other noncurrent assets and liabilities	2,295	(275)	605

Net cash flows provided by (used in) operating activities	14,805	(6,284)	33,899

INVESTING ACTIVITIES:
Purchases of property and equipment	(44,484)	(110,988)	(29,762)
Dispositions of property and equipment	17,445	28,599	13,571
Changes in restricted cash	787	2,923	(3,635)
Purchase of minority interest	(5)	—	—
Loan to related party	—	1,703	(1,684)

Net cash flows used in investing activities	(26,257)	(77,763)	(21,510)

FINANCING ACTIVITIES:
Borrowings under (repayments of) revolving loans—net	20,000	21,500	(2,000)
Dividends paid	(3,981)	(994)	—
Repayments of long-term debt	(2,148)	(19,685)	(54,115)
Repayment of capital lease debt	(174)	(1,843)	(1,375)
Repurchase of shares (including $29 of preferred in 2006)	(6)	—	(65)
Issuance of common shares	—	91,769	40
Proceeds from Aldabra transaction	—	—	52,398
Payment of merger costs	—	—	(3,715)
Deferred financing fees	—	(2,101)	(518)

Net cash flows provided by (used in) financing activities	13,691	88,646	(9,350)

NET CHANGE IN CASH AND EQUIVALENTS	2,239	4,599	3,039
CASH AND CASH EQUIVALENTS—Beginning of year	8,239	3,640	601

CASH AND CASH EQUIVALENTS—End of year	$10,478	$8,239	$3,640

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$15,357	$15,959	$21,265

Cash paid for taxes	$4,695	$6,730	$4,478

NONCASH INVESTING ACTIVITY
Property and equipment purchased but not yet paid	$3,187	$3,078	$3,898

Property and equipment purchased on equipment notes	$2,213	$1,803	$1,897

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND FOR THE

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except share and per share amounts)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the "Company" or "Great Lakes") are in the business of marine construction, primarily dredging, and commercial and industrial demolition. The Company's primary dredging customers are domestic and foreign government agencies, as well as private entities, and its primary demolition customers are general contractors, corporations that commission projects, nonprofit institutions such as universities and hospitals, and local government and municipal agencies.

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

        Immediately prior to the Merger, $52,398 in cash was held in trust by Aldabra for the purpose of completing a business combination. After payments totaling $3,715 for professional fees and other costs related to the Merger, the net proceeds amounted to $48,683. The proceeds were then used to pay down the Company's senior bank term debt. Great Lakes' $175,000 of 7.75% Senior Subordinated Notes due 2013 remain outstanding.

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

        Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of Great Lakes Dredge & Dock Corporation and its majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence, but not control. Other investments, if any, are carried at cost.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        Revenue and Cost Recognition on Contracts—Substantially all of the Company's contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. The majority of the Company's demolition contracts are also fixed-price contracts, with others managed as time-and-materials or rental projects. In accordance with the American Institute of Certified Public Accountants' Statement of Position 81-1, Accounting for the Performance of Construction-Type and Certain Production-Type

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contracts, contract revenues are recognized under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion. For demolition contracts, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Modifications may be negotiated when a change from the original contract specification is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Thus, the resulting modification is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

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

        The Company's cost structure includes significant annual equipment related costs, including depreciation, maintenance, insurance and long-term equipment rentals; these costs have averaged approximately 22% to 25% of total costs of contract revenues over the last three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over and under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

        Classification of Current Assets and Liabilities—The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion, unless completion of such contracts extends significantly beyond one year.

        Cash Equivalents—The Company considers all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents.

        Accounts receivable-net—Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage within one year, and accordingly presents retainage as a current asset. The Company provides an allowance for estimated uncollectible receivables when events or conditions indicate that amounts outstanding are not recoverable.

        Inventories—Inventories consist of pipe, purchased spare parts, and supplies used in the Company's dredging operations. Pipe and related parts are purchased in large quantities; therefore, a certain amount of pipe and spare part inventories is not anticipated to be used within the current year and therefore is classified as long-term. Inventories are stated at the lower of cost or market, using an average cost methodology.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Property and Equipment—Capital additions, improvements, and major renewals are classified as property and equipment and are carried at cost. Maintenance and repairs are charged to earnings as incurred. Depreciation is recorded over the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives by class of assets are 10 years for buildings and improvements; 5 to 10 years for furniture and fixtures; 3 to 10 years for vehicles, dozers, and other light operating equipment and systems; and 10 to 30 years for heavy operating equipment, such as dredges and barges. Leasehold improvements are amortized over the shorter of their remaining useful lives or the remaining lives of the leases.

        Goodwill and Other Intangibles—Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other identifiable intangibles mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations. Other intangible assets are being amortized over a 7 - 10-year period. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. Per Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        The Company assesses the fair value of its reporting unit using the income approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. The estimates are based on assumptions that the Company believes to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates.

        As a result of the downturn in the U.S. and global economies, the Company's share price and market capitalization decreased in the fourth quarter, and accordingly management considered whether there were any indicators that the Company's goodwill was impaired. The Company concluded that no indicators of impairment were present and therefore no additional impairment test was required. The Company's conclusion was based on its review of its market capitalization as of December 31, 2008 plus a reasonable control premium, when compared to the Company's carrying value of its invested capital and the strong performance of the Company's dredging operations during the third and fourth quarters of 2008.

        Subsequent to December 31, 2008, the Company's stock price declined below its book value per share. If the Company's stock price remains less than the book value per share going forward it will assess whether it is more likely than not that the fair value of a reporting unit has declined below its carrying value pursuant to SFAS No. 142 which may result in a requirement to evaluate goodwill for impairment.

        The Company will continue to perform a goodwill impairment test as required on an annual basis, and between annual tests if events or conditions result in a triggering event, thus requiring a test.

        Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Pursuant to the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less costs to sell. No triggering events were identified in 2008, 2007 or 2006.

        Self-insurance Reserves—The Company self-insures costs associated with its seagoing employees covered by the provisions of Jones Act, workers' compensation claims, hull and equipment liability, and general business liabilities up to certain limits. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves.

        The Company is a member of an insurance association that provides personal injury coverage for its maritime workforce in excess of self-insurance retention limits. The Company is subject to retroactive premium adjustments based on the association's claims experience and investment performance. The Company accrues for retroactive premium adjustments when assessed by the insurance association. During the year ended December 31, 2008 the Company recorded $2,183 for such assessments. There were no retroactive assessments made in 2007 or 2006.

        Income Taxes—The Company records income taxes based upon FASB Statement No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

        Effective January 1, 2007, Great Lakes adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainties in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Accordingly, we record amounts for uncertain tax positions when we believe such positions are not more likely than not to be sustained upon examination.

        Fair Value of Financial Instruments—The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. At December 31, 2008, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000. The fair value of these notes was $134,969 at December 31, 2008, based on indicative market prices. The fair value of the Company's other financial instruments approximate their carrying values at December 31, 2008.

        Minority Interest—The Company previously owned 85% of the capital stock of North American Site Developers, Inc. ("NASDI Inc"), a demolition service provider located in the Boston, Massachusetts area. On April 30, 2008, the Company acquired the remaining 15% of the capital stock from Christopher A. Berardi, the then President of NASDI Inc. Additionally, the Company entered into a series of transactions for the purpose of restructuring the Company's arrangements with Mr. Berardi. Minority interest as currently recorded represents the 35% Class B interests in NASDI LLC ("NASDI") currently owned by Mr. Berardi. (See Note 21)

        Capital Stock—As a result of the Merger of the Company on December 26, 2006, there were 39,985,678 shares of common stock issued and outstanding at December 31, 2006, with a par value of $0.0001 per share. In March 2007, an additional 120,511 shares were issued related to the Merger upon final determination of the working capital and net indebtedness amounts. Additionally, there were 18,400,000 of warrants outstanding and exercisable for $5.00 a share upon completion of the merger. On June 19, 2007, a notice of redemption was issued for all outstanding warrants. The agreement governing the warrants provided that the Company could redeem the outstanding warrants at a price of $0.01 per warrant at any time upon a minimum of 30 days' prior

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

written notice of redemption and if the last sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. The redemption date for the warrants was July 19, 2007 by which time 18,353,635 warrants had been exercised for proceeds of $91.8 million. The remaining 46,365 warrants were redeemed by the Company for $0.01 per warrant.

        Redeemable Preferred Stock—Prior to the Merger in 2006, the Company had Redeemable Preferred Stock. Dividends on the Company's Series A and Series B Preferred Stock were cumulative semiannually and payable upon declaration at a rate of 8%. The preferred stock was recorded at its redemption and liquidation value of $1,000 per share, or $87,000, plus accrued and unpaid dividends. Prior to the merger, there was $23,176 in accumulated dividends outstanding. The holders of Preferred Stock were entitled to payment before any capital distribution was made with respect to any Junior Securities and had no voting rights. As a result of the Merger on December 26, 2006, the preferred stock and accumulated dividends were exchanged for shares of Aldabra stock and were no longer outstanding. The fair value of stock received was in excess of the carrying value of the Redeemable Preferred Stock at the time of the exchange. Therefore, the net loss available to common shareholders for the year ended December 31, 2006 was adjusted by $2,790 in determining earnings per share in accordance with Emerging Issues Task Force (EITF) Topic D-42.

        Earnings Per Share—As discussed above in Merger and Accounting Treatment, the historical results prior to the merger date of December 26, 2006, were that of Acquisitions Corp. The Merger was considered a reverse acquisition, and therefore the weighted-average shares outstanding for all prior periods were retroactively restated to reflect the shares that were issued to acquire Acquisitions Corp common stock. Accordingly, 9,287,669, were deemed to be outstanding at the beginning of the earliest period presented. In 2006, since the exercise of the warrants would have had an antidilutive effect, diluted earnings per share did not include common stock equivalents. At December 31, 2006, 516,918 shares in escrow were considered contingently issuable and therefore were excluded from the earnings per share calculation. In 2007, the warrants were dilutive until they were all exercised or redeemed and were therefore included in the calculation of diluted earnings per share.

        Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. At December 31, 2008, 356,774 of stock options and 137,388 of restricted stock units would have had an antidilutive effect on earnings per share and therefore are excluded from the calculation.

        The computations for basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006, are as follows:

	2008	2007	2006
Net income	$4,979	$7,056	$2,185
Redeemable preferred stock	—	—	(10,988)

Net income (loss) available to common shareholders	4,979	7,056	(8,803)

Weighted-average common shares outstanding—basic	58,469	48,911	9,780
Effect of stock issued for warrants	—	3,310	—
Effect of stock options and restricted stock units	9	—	—

Weighted-average common shares outstanding—diluted	58,478	48,911	9,780

Earnings per share—basic	$0.09	$0.14	$(0.90)
Earnings per share—diluted	$0.09	$0.14	$(0.90)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        New Accounting Pronouncements—In December 2007, the FASB issued Statement No. 141(R), Business Combinations, which replaces FASB Statement No. 141. FASB Statement No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB Statement No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. Great Lakes will apply FASB Statement No. 141(R) for all business combinations consummated after January 1, 2009. Adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS 160 as of January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows, but will result in the reclassification of the Company's minority interest to stockholders' equity effective January 1, 2009.

        In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). This FSP delayed the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") until periods beginning after January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact of SFAS 157 on the reporting and disclosure of its nonfinancial assets and nonfinancial liabilities.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with enhanced understanding of: how and why an entity uses derivative securities; how derivatives and hedges are being accounted for under SFAS No. 133; and how derivatives and hedges affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption permitted. Great Lakes is evaluating the impact that the adoption of SFAS No. 161 will have on the Company's consolidated financial position, results of operations or cash flows.

        In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company is evaluating the impact that the adoption of SFAS No. 142-3 will have on the Company's consolidated financial position, results of operations or cash flows.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concluded that all outstanding share-based payment awards that contain a right to receive non-forfeitable dividends participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share, pursuant to SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. Upon adoption, all prior-period earnings per share data presented must be adjusted retrospectively to conform to FSP EITF 03-6-1. The Company's restricted stock units contain a right to receive dividends and the Company is evaluating the impact that the adoption of FSP EITF 03-6-1 will have on the Company's consolidated financial position, results of operations or cash flows.

2.    ACCOUNTS RECEIVABLE

        Accounts receivable at December 31, 2008 and 2007, are as follows:

	2008	2007
Completed contracts	$37,119	$28,048
Contracts in progress	61,010	68,197
Retainage	23,741	20,953

	121,870	117,198
Allowance for doubtful accounts	(1,250)	(1,489)

Total accounts receivable—net	$120,620	$115,709

3.    CONTRACTS IN PROGRESS

        The components of contracts in progress at December 31, 2008 and 2007, are as follows:

	2008	2007
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$409,304	$216,701
Amounts billed	(378,732)	(203,347)

Costs and earnings in excess of billings for contracts in progress	30,572	13,354
Costs and earnings in excess of billings for completed contracts	344	474

Total contract revenues in excess of billings	$30,916	$13,828

Prepaid contract costs (included in prepaid expenses)	$—	$2,618

Billings in excess of costs and earnings:
Amounts billed	$(145,441)	$(61,067)
Costs and earnings for contracts in progress	125,659	55,630

Total billings in excess of contract revenues	$(19,782)	$(5,437)

4.    GOODWILL

        The change in the carrying amount of goodwill during the years ended December 31, 2008, 2007 and 2006 are as follows:

Balance—January 1, 2006 and December 31, 2006	$98,747
Adoption of FIN 48	(1,300)
Adjustment to MDP acquisition date deferred tax liabilities	(1,222)

Balance—December 31, 2007	96,225
Acquisition of NASDI minority interest	1,574

Balance—December 31, 2008	$97,799

5.    PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007
Land	$2,870	$2,870
Buildings and improvements	3,677	1,659
Furniture and fixtures	1,849	1,417
Operating equipment	411,594	385,616

Total property and equipment	419,990	391,562
Accumulated depreciation	(123,105)	(94,841)

Property and equipment—net	$296,885	$296,721

5.    PROPERTY AND EQUIPMENT (Continued)

        Depreciation expense was $29,684, $26,275, and $24,770 for the years ended December 31, 2008, 2007, and 2006, respectively.

6.    SHARE-BASED COMPENSATION

        The Company's 2007 Long-Term Incentive Plan (the "Incentive Plan"), as approved by the Board of Directors on September 18, 2007, permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs") to its employees and directors for up to 5.8 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders and attract and retain the best possible talent.

        On May 20, 2008, the Company granted non-qualified stock options ("NQSOs") and RSUs to certain employees pursuant to the plan. In accordance with SFAS 123R, Share-Based Payment, the compensation cost charged to income related to these stock-based compensation arrangements was $315 for the year ended December 31, 2008. The total income tax benefit recognized in the income statement for these arrangements was $134 for the year ended December 31, 2008.

        Non-qualified stock options

        The NQSO awards were granted with an exercise price equal to the market price of the Company's common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date and have 10-year exercise periods.

        The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company's common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined based upon a simplified assumption that the NQSOs will be exercised evenly from vesting to expiration under the guidance of Staff Accounting Bulletin No. 110, Topic 14, Share-Based Payment, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life.

        The volatility assumptions were based upon historical volatilities of comparable companies whose shares are traded using daily stock price returns equivalent to the expected term of the option. Due to a lack of sufficient historical information (the Company's shares were not publicly traded until December of 2006) historical volatility data for the Company was not considered in determining expected volatility. The Company also considered implied volatility data for comparable companies, using current exchange traded options. There is not an active market for options on the Company's common stock and, as such, implied volatility for the Company's stock was not considered. Additionally, the Company's general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock.

        The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 was $2.24. The fair value of each option was estimated using the following assumptions:

2008
Expected volatility	45.0%
Expected dividends	1.3%
Expected term (in years)	5.5 - 6.5
Risk free rate	3.0%

6.    SHARE-BASED COMPENSATION (Continued)

        A summary of option activity under the Incentive Plan as of December 31, 2008, and changes during the year ended is presented below:

Options	Shares	Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2008
Granted	356,774	$5.41	5.4	$—
Exercised	—	—	—	—
Forfeited or Expired	—	—	—	—

Outstanding as of December 31, 2008	356,774	$5.41	5.4	$—

Vested at December 31, 2008	—
Expected to vest at December 31, 2008	334,038

        There were no NQSOs exercisable as of December 31, 2008, and no NQSOs were exercised during the year ended December 31, 2008.

        Restricted stock units

        RSUs generally vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company's stock price on the date of grant. A summary of the status of the Company's non-vested RSUs as of December 31, 2008, and changes during the year ended December 31, 2008 is presented below:

Nonvested Restricted Stock Units	Shares	Grant Date Price	Weighted- Average Grant-Date Fair Value
Non-vested as of January 1, 2008	—
Granted	145,736	$5.41	$5.41
Vested	—
Forfeited	—

Outstanding as of December 31, 2008	145,736	$5.41	$5.41

Vested at December 31, 2008	—
Expected to vest at December 31, 2008	125,747

        As of December 31, 2008, there was $1.1 million of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

        Director Compensation

        As of May 20, 2008, the Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Compensation is paid to non-employee directors. Directors who are not outside directors receive no additional compensation for services as members of the Board or any of its committees. All of our directors in 2008 were outside directors other than Douglas B. Mackie. Two of the Company's outside directors waived their right to director's compensation for the 2008 fiscal year. Stock-based compensation is paid pursuant to the Incentive Plan. For the 2008 fiscal year each director received compensation of $60,000, 50% in cash and 50% payable in unrestricted shares of the Company's common stock. As of December 31, 2008, 28,040 shares of the Company's common stock were issued to non-employee directors.

7.    INVESTMENTS IN JOINT VENTURES

        The Company has a 50% ownership interest in Amboy Aggregates ("Amboy"), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy's summarized financial information for the periods presented.

	2008	2007	2006
Current assets	$8,301	$9,682	$9,183
Noncurrent assets	8,602	8,937	10,711

Total assets	16,903	18,619	19,894
Current liabilities	(1,131)	(1,568)	(1,990)

Equity	$15,772	$17,051	$17,904

Revenue	$23,812	$27,821	$27,387

Gross profit (loss)	$(1,345)	$3,853	$4,268

Net income (loss)	$(29)	$3,946	$3,996

        Amboy has a revolving loan with a bank for up to $3,000, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. It is the intent of the joint venture partners to periodically distribute Amboy's earnings, to the extent allowed by Amboy's bank agreement.

        The Company and its Amboy joint venture partner hold a 50% interest in land, which is adjacent to the Amboy property and may be used in connection with the Amboy operations. The Company's investment in its share of the land is $1,047 and is reflected in investments in joint ventures. There was no income from that land in 2008. Income from that land was $19, and $43 for the years ended December 31, 2007, and 2006, respectively.

        For the years ended December 31, 2008, 2007, and 2006, the Company received distributions from Amboy and the adjacent land venture totaling $625, $2,400, and $650, respectively.

8.    INTANGIBLE ASSETS

        At December 31, 2008, the net book value of identifiable intangible assets was as follows:

As of December 31, 2008	Cost	Additions	Accumulated Amortization	Net
Demolition segment customer relationships	$1,093	$207	$871	$429
Demolition backlog	—	158	158	—
Software and databases	1,209	—	707	502

	$2,302	$365	$1,736	$931

8.    INTANGIBLE ASSETS (Continued)

        At December 31, 2007, the net book value of identifiable intangible assets was as follows:

As of December 31, 2007	Cost	Additions	Amortization	Net
Demolition segment customer relationships	$1,093	$—	$730	$363
Software and databases	1,209	—	566	643

Total	$2,302	$—	$1,296	$1,006

        On April 30, 2008 the Company acquired the remaining 15% interest in NASDI Inc resulting in the recognition of additional intangible assets including customer relationships and backlog (see Note 21). The weighted average amortization period for intangible assets acquired in 2008 is 6.5 years.

        Amortization expense related to these intangible assets is estimated to be $292 in 2009 and 2010, and $102 annually from 2011 through 2013.

9.    OTHER NONCURRENT ASSETS

        At December 31, 2008 and 2007, other noncurrent assets includes $1,500 of cash held in escrow as security for the Company's lease rental obligation under a long-term equipment operating lease. Also included in noncurrent assets at December 31, 2008 and 2007 were $5,512 and $7,119, respectively, related to the long-term portion of the Company's deferred financing fees.

10.    ACCRUED EXPENSES

        Accrued expenses at December 31, 2008 and 2007 are as follows:

	2008	2007
Insurance	$10,367	$6,553
Payroll and employee benefits	9,968	10,778
Fuel hedge liability	5,682	—
Income and other taxes	2,488	4,859
Interest	1,037	950
Other	900	927

Total accrued expenses	$30,442	$24,067

11.    RELATED-PARTY TRANSACTIONS

        In 2005, the then president and minority owner of NASDI Inc ("Owner") purchased land and a building to accommodate new and expanded office and garage facilities for NASDI. During 2006, various improvements to the land, building, and interior office space were funded by NASDI. A portion of these expenditures were incurred in 2006 and repaid in 2007. NASDI signed a long-term lease with the Owner and began occupying the facilities in the fourth quarter of 2006. In 2008 and 2007, NASDI paid the Owner of the property $359 and $306, respectively, for rent and property taxes.

12.    LONG-TERM DEBT

        Long-term debt at December 31, 2008 and 2007 is as follows:

	2008	2007
Equipment notes payable	$2,607	$2,694
Revolving credit facility	41,500	21,500
7.75% senior subordinated notes	175,000	175,000

Subtotal	219,107	199,194
Current portion of equipment notes	(1,553)	(1,273)

Total long-term	$217,554	$197,921

        On June 12, 2007, the Company entered into a new credit agreement (the "Credit Agreement") with Bank of America N.A. as Administrative Agent and Issuing Lender, various other financial institutions as lenders and certain subsidiaries of the Company as Loan Parties. The Credit Agreement, which refinanced and replaced the Company's former credit agreement, provides for a revolving credit facility of up to $155,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company's ratio of Total Funded Debt to Adjusted Consolidated Earnings before interest, taxes, depreciation and amortization ("EBITDA") (each as defined in the Credit Agreement).

        The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. Additionally, the obligations are secured by a perfected first priority lien on certain equipment of Great Lakes' subsidiary, Great Lakes Dredge & Dock Company, LLC ("GLDD Company"); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes' bonding company; a perfected first priority lien on the intercompany receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes' bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions, including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases, and investments, and (iv) maintenance of certain financial covenants.

        As of December 31, 2008, the Company had $41,500 of borrowings and $17,982 of letters of credit outstanding, resulting in $88,195 of availability under the Credit Agreement. In late 2008, Lehman Brothers, a 6.5% participant in our credit facility, filed for bankruptcy and stopped funding its share of the Company's revolver borrowings. As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brothers' pro-rata portion of the revolver commitment. As of December 31, 2008, the Company had drawn $2,677 of the $10,000 applicable to Lehman Brothers. As such, Lehman Brothers' remaining $7,323 commitment has not been included in our availability under the credit facility.

        At December 31, 2008 and 2007, the Company's weighted-average borrowing rate under its Credit Agreement was 6.92% and 10.74%, respectively, including amortization of deferred financing fees related to the Credit Agreement of 1.42% and 2.74%, respectively. Deferred financing fees of $787 were written off to interest expense in 2007 as a result of refinancing the Credit Agreement.

        At December 31, 2008, the Company was in compliance with its various covenants under its Credit Agreement.

12.    LONG-TERM DEBT (Continued)

        Great Lakes has a $24,000 International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including our long-term land reclamation project in Bahrain ("Diyar"). The Company's obligations under the agreement are guaranteed by the Company's foreign accounts receivable. In addition, the Export-Import Bank of the United States ("Ex-Im") has issued a guarantee under the Ex-Im Bank's Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. At December 31, 2008, there were $16,575 letters of credit outstanding on this facility.

        The Company has $175,000 of 7.75% senior subordinated notes ("Notes"), which will mature on December 15, 2013. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including borrowings under the Credit Agreement. The Company's obligations under the Notes are guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries.

        The scheduled principal payments through the maturity date of the Company's long-term debt, excluding equipment notes, at December 31, 2008, are as follows:

2009	$—
2010	—
2011	—
2012	41,500
2013	175,000

Total	$216,500

        The Company sometimes enters into equipment note arrangements to finance the acquisition of dozers, and excavators. In 2008 and 2007, the Company entered into equipment notes totaling $2,213 and $1,907, respectively. The current portion of equipment notes payable is $1,553 and $1,273, at December 31, 2008 and 2007, respectively. The long-term portion of these equipment notes is included in other long-term liabilities and totaled $1,054 and $1,421 at December 31, 2008 and 2007, respectively. The terms of these equipment notes extend through 2011. The net book value of the related assets was $4,212 and $5,171 at December 31, 2008 and 2007, respectively. Payments on the equipment notes will be $1,553, $930, and $124 in 2009, 2010, and 2011.

13.    RISK MANAGEMENT ACTIVITIES

        In September 2006, FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for its financial assets and liabilities as of January 1, 2008 and the adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. As discussed in Note 1 to the consolidated financial statements, the Company will adopt SFAS 157 for its nonfinancial assets and nonfinancial liabilities on January 1, 2009.

        SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy

13.    RISK MANAGEMENT ACTIVITIES (Continued)

which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

    Level 1—Quoted prices in active markets for identical assets or liabilities.

    Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

    Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At December 31, 2008, the Company held certain derivative contracts, which the Company uses to manage commodity price. Such instruments are not used for trading purposes. The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$(5,682)	$—	$(5,682)	$—

        Fuel Hedge Contracts

        The Company has designated its fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive income (loss)—net of income taxes:

	2008	2007
Accumulated other comprehensive income (loss) as of January 1	$470	$(1,282)
Net (gains) losses reclassified into costs of contract revenues from accumulated other comprehensive income—net of tax	218	(67)
Change in fair value of derivatives—net of tax	(4,103)	1,819

Accumulated other comprehensive income (loss) as of December 31	$(3,415)	$470

        The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks. Such instruments are not used for trading purposes. As of December 31, 2008, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for domestic work in its backlog to be performed through October 2009. As of December 31, 2008, there were 4.1 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.08 to $4.08 per gallon. At December 31, 2008, the fair value liability on these contracts was estimated to be $5,682, based on quoted market prices and is recorded in accrued expenses. At December 31, 2007, the fair value asset on these contracts was estimated to be $775, based on quoted market prices and is recorded in other current assets.

        Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains or losses included in accumulated other comprehensive loss at December 31, 2008, will be reclassified into earnings over the next ten months, corresponding to the period during which the hedged fuel is expected to be utilized.

13.    RISK MANAGEMENT ACTIVITIES (Continued)

        Interest Rate Swap

        The Company had an interest rate swap arrangement, to swap a notional amount of $50,000 from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company's 7.75% senior subordinated notes. In accordance with the early termination provision in the swap agreement, the interest rate swap was terminated in December 2008 by the counterparties and therefore no interest rate swap investments are outstanding at December 31, 2008. The current portion of the fair value asset of the swap at December 31, 2007, was $351, and was recorded in current assets. The long-term portion of the fair value liability of the swap at December 31, 2007, was $717, and was recorded in other long-term liabilities. These amounts were fully recognized in 2008. The swap was not accounted for as a hedge; therefore, the changes in fair value were recorded as adjustments to interest expense in each reporting period.

        The Company determined the fair value of the interest rate swaps using a quantitative model that contains both observable and unobservable inputs. The unobservable inputs relate primarily to the termination provision of the interest rate swap contracts. The Company believes that these unobservable inputs are significant and accordingly the Company categorized these interest rate swap contracts as Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swap
Balance at December 31, 2007	$(365)
Transfers to Level 3	—
Total gains or (losses) (realized or unrealized):
Included in earnings	826
Included in other comprehensive income	—
Purchases and settlements	(461)

Balance at December 31, 2008	$—

        The Company had no foreign currency hedge contracts outstanding at December 31, 2008 and 2007.

14.    INCOME TAXES

        The provision for income taxes as of December 31, 2008, 2007, and 2006, is as follows:

	2008	2007	2006
Federal:
Current	$1,057	$6,207	$5,907
Deferred	1,896	(705)	(5,844)
State:
Current	1,186	1,099	1,312
Deferred	(300)	(213)	(935)
Foreign—current	—	11	531

Total	$3,839	$6,399	$971

14.    INCOME TAXES (Continued)

        The Company's income tax provision reconciles to the provision at the statutory U.S. federal income tax rate as of December 31, 2008, 2007, and 2006, as follows:

	2008	2007	2006
Tax provision at statutory U.S. federal income tax rate	$3,189	$4,729	$1,159
State income tax—net of federal income tax benefit	519	599	(83)
Increase federal deferred tax rate	—	889	—
Secondary offering expenses	—	249	—
Foreign tax credits	—	(300)	—
Other	131	233	(105)

Income tax provision	$3,839	$6,399	$971

        At December 31, 2008 and 2007, the Company had net operating loss carryforwards for state income tax purposes totaling $2,443 and $1,849, respectively. The outstanding carryforwards will expire in 2023.

        The Company also has foreign net operating loss carryforwards of approximately $5,832 as of December 31, 2008. The net operating losses began to expire in 2008 and will completely expire by 2028. At December 31, 2008 and 2007, a full valuation allowance has been established for the deferred tax asset of $1,466 related to foreign net operating loss carryforwards, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

        As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized a $1,458 decrease in the liability for unrecognized tax benefits. This was accounted for as an increase in retained earnings of $158 and a decrease to goodwill of $1,300. For the years ended December 31, 2008 and 2007, the Company recorded additional unrecognized tax benefits of $353 and $513, respectively. As of December 31, 2008 and 2007, the Company had $2,220 and $1,867, respectively, in unrecognized tax benefits, the recognition of which would have an impact of $1,091 and $599 on the effective tax rate. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next 12 months.

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. At January 1, 2007, the Company had approximately $586 accrued for interest and penalties. An additional amount of $195 was accrued for interest and penalties during the year, resulting in a balance of $781 as of December 31, 2007. During the year ending December 31, 2008, additional interest and penalties of $130 was accrued for a balance of $911.

        The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2006 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2005. The Company is currently undergoing an audit by the state of Illinois for the 2005 and 2004 tax years. No material adjustments are expected to result from this audit. An Internal Revenue Service examination of the tax years 2003 through 2005 was completed during the year. The examination resulted in the Company recognizing a federal tax benefit of $91 and $300 for the years ended December 31, 2008 and 2007, respectively. In foreign jurisdictions in which the Company operates all significant years prior to 2004 are closed and are no longer subject to examination. Ongoing, routine examinations in Egypt and India are not expected to result in any material adjustments. An examination of the 2003 period by the Mexican tax authorities was completed in 2007 with no additional assessments imposed against the Company.

14.    INCOME TAXES (Continued)

        The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period.

	2008	2007
Unrecognized tax benefits—January 1	$1,867	$1,354
Gross increases—tax positions in prior period	169	280
Gross increases—current period tax positions	184	233

Unrecognized tax benefits—December 31,	$2,220	$1,867

        The Company's deferred tax assets (liabilities) at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Accrued liabilities	$7,867	$7,987
Fuel hedges	2,267	—
Other	100	82

Total deferred tax assets	10,234	8,069

Deferred tax liabilities:
Depreciation and amortization	(82,332)	(81,576)
Investment in NASDI, LLC	(804)	—
Fuel hedges	—	(304)

Total deferred tax liabilities	(83,136)	(81,880)

Net deferred tax liabilities	$(72,902)	$(73,811)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$8,102	$6,025
Net noncurrent deferred tax liabilities	(81,004)	(79,836)

Net deferred tax liabilities	$(72,902)	$(73,811)

        Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. With the exception of the foreign net operating loss carryforwards, a valuation allowance has not been recorded to reduce the balance of deferred tax assets at either December 31, 2008 nor December 31, 2007, as the Company believes that it is more likely than not that the deferred income tax assets will ultimately be realized. During 2007, the Company increased its federal deferred tax rate to 35%. This increase in the tax rate resulted in deferred tax expense of $889, which adversely impacted the effective tax rate by 6.5%.

15.    LEASE COMMITMENTS

        The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2020. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that

15.    LEASE COMMITMENTS (Continued)

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

        In November 2008, the Company entered into a sale-leaseback transaction for the vessel GL177. The Company sold the vessel for $16,665, and an immaterial loss was recorded on the sale. Proceeds of the sale were used for general corporate purposes. The Company will lease the vessel through November 2017 under a long-term operating lease.

        In July 2007, the Company entered into a sale-leaseback transaction for the dredge Terrapin Island. The Company sold the vessel for $25,500, recording an immaterial loss. Proceeds of the sale were used to pay down the revolver. The Company will lease the vessel through July 2017 under a long-term operating lease.

        Future minimum operating lease payments at December 31, 2008, are as follows:

Years Ending December 31
2009	$18,090
2010	16,861
2011	16,132
2012	14,844
2013	14,131
Thereafter	56,342

        Total rent expense under long-term operating lease arrangements for the years ended December 31, 2008, 2007, and 2006, was $17,480, $17,170, and $15,942, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

16.    RETIREMENT PLANS

        The Company sponsors three 401(k) savings plans, one covering substantially all non-union salaried employees ("Salaried Plan"), a second covering its non-union hourly employees ("Hourly Plan"), and a third plan specifically for the Company's tugboat union. Under the Salaried Plan and Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees' contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company's expense for matching and discretionary contributions for 2008, 2007, and 2006, was $3,853, $3,510, and $3,258, respectively. Participation in and contributions to the plan for the tugboat union are not significant.

        The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan's termination or the Company's withdrawal from a plan, the Company may be liable for a portion of the plan's unfunded vested benefits. However, information from the plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits. Total contributions to multi-employer pension plans for the years ended December 31, 2008, 2007, and 2006, were $6,013, $5,650, and $4,861, respectively.

17.    SEGMENT INFORMATION

        The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for 2008, 2007, and 2006, is provided as follows:

	2008	2007	2006
Dredging:
Contract revenues	$484,659	$439,838	$377,234
Operating income	22,209	24,956	21,904
Depreciation and amortization	27,751	24,682	23,821
Total assets	591,179	576,320	489,551
Property and equipment—net	287,614	288,926	232,443
Goodwill	76,575	76,575	79,097
Investment in equity method investee	8,949	9,589	9,996
Capital expenditures	43,224	108,843	25,692
Demolition:
Contract revenues	102,220	75,923	48,746
Operating income	3,888	4,024	3,709
Depreciation and amortization	2,373	1,854	1,260
Total assets	74,976	48,042	38,808
Property and equipment—net	9,271	7,795	6,894
Goodwill	21,224	19,650	19,650
Capital expenditures	3,678	3,017	4,070
Total:
Contract revenues	586,879	515,761	425,980
Operating income	26,097	28,980	25,613
Depreciation and amortization	30,124	26,536	25,081
Total assets	666,155	624,362	528,359
Property and equipment—net	296,885	296,721	239,337
Goodwill	97,799	96,225	98,747
Investment in equity method investee	8,949	9,589	9,996
Capital expenditures	46,902	111,860	29,762

        The Company classifies the revenue related to its dredging projects into the following types of work:

	2008	2007	2006
Capital dredging—U.S.	$153,414	$129,569	$127,205
Capital dredging—foreign	172,345	140,468	86,039
Beach nourishment dredging	63,550	90,142	94,476
Maintenance dredging	95,350	79,659	69,514

Total	$484,659	$439,838	$377,234

17.    SEGMENT INFORMATION (Continued)

        The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2008, 2007, and 2006, as follows:

	2008	2007	2006
Contract revenues	$172,345	$140,468	$86,039
Costs of contract revenues	(143,333)	(121,258)	(66,706)

Gross profit	$29,012	$19,210	$19,333

        In 2008, 2007, and 2006, the majority of the Company's foreign revenue came from projects in the Middle East, primarily in Bahrain. The majority of the Company's long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company's foreign projects. As of December 31, 2008, 2007, and 2006, long-lived assets with a net book value of $131,106, $73,044, and $59,358, respectively, were employed outside of the U.S.

18.    CONCENTRATIONS OF RISK

        The Company's primary dredging customer is the U.S. Army Corps of Engineers (the "Corps"), which has responsibility for federally funded projects related to navigation and flood control. In 2008, 2007, and 2006, 48.6%, 36.2%, and 36.7%, respectively, of contract revenues were earned from dredging contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2008, 2007, and 2006, approximately 29.6%, 22.9%, and 33.7%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government dredging contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company's dredging operations can be influenced by the level and timing of federal funding.

        In addition, the Company's work overseas is primarily with the government of Bahrain which accounted for 27.5%, 20.6%, and 18.4% of total revenue in 2008, 2007, and 2006, respectively. At December 31, 2008, 2007, and 2006, approximately 47.4%, 29.4%, and 23.0%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with the government of Bahrain. There is a dependence on future projects in the Bahrain region, as vessels are currently located there. However, the vessels located in Bahrain can be moved back to the US or other international markets as opportunities arise.

19.    COMMITMENTS AND CONTINGENCIES

        Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company's operating equipment with a net book value of $77,523 at December 31, 2008. The bonding agreement contains provisions requiring the Company to maintain certain financial ratios and restricting the Company's ability to pay dividends, incur indebtedness, create liens and take certain other actions. At December 31, 2008, the Company was in compliance with its various covenants under the bonding agreement. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $5 million to $10 million. At December 31, 2008, the Company had outstanding performance bonds valued at approximately $453,633; however, the revenue value remaining in backlog related to these projects totaled approximately $226,493.

        As is customary with negotiated contracts and modifications or claims to competitively bid contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts, modifications, or claims, and the applicable federal laws. The government has the

19.    COMMITMENTS AND CONTINGENCIES (Continued)

ability to seek a price adjustment based on the results of such audit. Any such audits have not had, and are not expected to have, a material impact on the financial position, operations, or cash flows of the Company.

        Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

        The Company or its former subsidiary, NATCO Limited Partnership, are named as defendants in approximately 263 lawsuits, the majority of which were filed between 1989 and 2000. In these lawsuits, the plaintiffs allege personal injury, primarily fibrosis or asbestosis, from exposure to asbestos on our vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations. However, to date, no plaintiffs with claims against the Company have sought reinstatement, and only one additional case was filed against the Company in 2008. Management does not believe that these cases will have a material adverse impact on the Company's financial position, results of operations and cash flows.

        On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the "Reed Complaint"). The Reed Complaint names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet ("MRGO") between 1993 and 2005. The Reed Complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The Reed Complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs' property. The Reed Complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints and one mass tort case (together with the Reed Complaint, hereinafter referred to as the "Katrina Claims"). All of these cases raise the same claims as the Reed Complaint. The amount of claimed damages in these claims is not stated, but is presumed to be material. On March 9, 2007, the District Court dismissed with prejudice the Katrina Claims against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Briefing on the appeal is now complete, and the Fifth Circuit held oral argument on September 4, 2008. The Fifth Circuit has now taken the appeal under advisement and the parties are awaiting a ruling.

        On October 19, 2006, Great Lakes and the other dredging companies filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina Claims against Great Lakes in the district court, pending resolution of Great Lakes' exoneration and limitation claims. Roughly 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes, asserting the same basic theory of liability as in the Katrina Claims and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes (the "Limitation Claims"). In addition, all of the dredging companies, including Great Lakes, filed cross-claim against each other in the limitation actions seeking contribution and indemnification. Great Lakes currently believes that it has meritorious claims to either exoneration from all liability or limitation of liability to not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Limitation Claims. On September 7, 2007, Great Lakes filed a motion to dismiss the Limitation Claims. The District Court granted the motion on June 12, 2008, dismissing the Limitation Claims with prejudice. The claimants filed a notice of appeal in the Fifth Circuit. Briefing is scheduled to begin during the first quarter of 2009, and oral arguments are expected to take place on this appeal

19.    COMMITMENTS AND CONTINGENCIES (Continued)

during the third or fourth quarter of 2009. Great Lakes maintains $150 million in insurance coverage for the Katrina Claims and Limitation Claims. Great Lakes currently believes that these claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

20.    SUBSEQUENT EVENT

        On January 1, 2009, the Company completed the acquisition of Yankee Environmental Services ("Yankee"). The acquisition of the business was accomplished as an asset purchase through a new subsidiary, Yankee Environmental Services, LLC. The total purchase price was $1,891 of which NASDI Holdings Corporation ("NASDI Holdings"), a 100% owned subsidiary of Great Lakes Dredge & Dock Corporation, contributed 65% of the purchase price, $1,229, with the remaining 35% of the purchase price paid by other investors, including Christopher A. Berardi. Yankee provides environmental remediation including asbestos abatement and removal of other hazardous materials to private and government entities including schools, universities, hospitals and other businesses throughout the New England area. The acquisition of Yankee provides an avenue to diversify the Company's demolition business to include abatement capabilities which makes NASDI more competitive on jobs requiring these services. Yankee will operate within the demolition segment. Yankee has been a subcontractor on many NASDI projects requiring such services. Approximately $13,065, $2,367 and $3,421 of NASDI's cost of contract revenues were attributable to Yankee services provided by Yankee during the years ended December 31, 2008, 2007, and 2006 respectively.

21.    MINORITY INTEREST ACQUISITION

        On April 30, 2008 the Company acquired the remaining 15% minority interest in NASDI Inc., which it did not previously own, from Christopher A. Berardi, then President of NASDI Inc. Additionally, the Company entered into a series of transactions for the purpose of restructuring the Company's arrangements with Mr. Berardi.

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

        Pursuant to the terms of the NASDI, LLC Limited Liability Company Agreement, the Company has the ability to call Mr. Berardi's 35% interest upon Mr. Berardi's termination of employment, upon a change in control related to the Company or any time after December 31, 2010. The call payment is based on a formula that considers NASDI LLC's average annual EBITDA for a two year period, as adjusted for the Class A liquidation preference and outstanding indebtedness of NASDI LLC. The call payment is limited, in certain situations, to a maximum of $1,500.

        The Company, through its NASDI Holdings subsidiary, also entered into an employment agreement with Mr. Berardi that establishes the terms of Mr. Berardi's salary and benefits as an employee of NASDI Holdings. Additionally, in the event of sale of all or a material portion of NASDI LLC, Mr. Berardi is entitled to a cash payment equal to 35% of the proceeds received by the Company in connection with the sale of NASDI to a third party, but such payment shall not exceed $9,800.

        The acquisition was accounted for as a purchase, with a purchase price of $1,939 equal to the fair value of consideration received by Mr. Berardi, including the 35% interest in Class B shares, a cash payment of $5 and the fair value of future obligations of the Company to Mr. Berardi. Accordingly, the assets and liabilities

21.    MINORITY INTEREST ACQUISITION (Continued)

associated with this 15% interest were adjusted to their estimated fair values. A summary of the allocation of purchase price to the assets acquired is as follows:

Property, plant and equipment	$(28)
Intangible assets	365
Goodwill	1,574
Other assets and liabilities	28

Total	$1,939

22.    SUBSIDIARY GUARANTORS

        The payment obligations of the Company under its 7.75% senior subordinated notes are guaranteed by all of the Company's domestic subsidiaries ("Subsidiary Guarantors"). Such guarantees are full, unconditional, and joint and several. The following supplemental condensed consolidating financial information sets forth, on a combined basis, the balance sheets, statements of operations, and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiary, and for the Great Lakes Dredge & Dock Corporation ("GLD Corporation").

******

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(In thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,473	$5	$—	$—	$10,478
Accounts receivable—net	120,620	—	—	—	120,620
Receivables from affiliates	15,372	2,748	11,107	(29,227)	—
Contract revenues in excess of billings	30,916	—	—	—	30,916
Inventories	28,666	—	—	—	28,666
Prepaid expenses and other current assets	15,772	—	9,906	—	25,678

Total current assets	221,819	2,753	21,013	(29,227)	216,358
PROPERTY AND EQUIPMENT—Net	296,885	—	—	—	296,885
GOODWILL	97,799	—	—	—	97,799
OTHER INTANGIBLE ASSETS—Net	931	—	—	—	931
INVESTMENTS IN SUBSIDIARIES	2,753	—	502,722	(505,475)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	—	—	—
INVENTORIES—Noncurrent	38,024	—	—	—	38,024
INVESTMENTS IN JOINT VENTURES	8,949	—	—	—	8,949
OTHER	1,697	—	5,512	—	7,209

TOTAL	$668,857	$2,753	$529,247	$(534,702)	$666,155

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,863	$—	$(1)	$—	$76,862
Payables to affiliates	7,382	—	—	(7,382)	—
Accrued expenses	28,447	—	1,995	—	30,442
Billings in excess of contract revenues	19,782	—	—	—	19,782
Current portion of equipment debt	1,553	—	—	—	1,553

Total current liabilities	134,027	—	1,994	(7,382)	128,639
REVOLVING CREDIT FACILITY	—	—	41,500	—	41,500
7.75% SENIOR SUBORDINATED NOTES	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	21,845	—	—	(21,845)	—
DEFERRED INCOME TAXES	738	—	80,266	—	81,004
OTHER	8,692	—	3,207	—	11,899

Total liabilities	165,302	—	301,967	(29,227)	438,042
MINORITY INTEREST	833	—	—	—	833
STOCKHOLDERS' EQUITY (DEFICIT)	502,722	2,753	227,280	(505,475)	227,280

TOTAL	$668,857	$2,753	$529,247	$(534,702)	$666,155

 GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(In thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,233	$6	$—	$—	$8,239
Accounts receivable—net	115,709	—	—	—	115,709
Receivables from affiliates	7,712	2,789	19,507	(30,008)	—
Contract revenues in excess of billings	13,828	—	—	—	13,828
Inventories	29,157	—	—	—	29,157
Prepaid expenses and other current assets	15,805	—	7,885	—	23,690

Total current assets	190,444	2,795	27,392	(30,008)	190,623
PROPERTY AND EQUIPMENT—Net	296,721	—	—	—	296,721
GOODWILL	96,225	—	—	—	96,225
OTHER INTANGIBLE ASSETS—Net	1,006	—	—	—	1,006
INVESTMENTS IN SUBSIDIARIES	2,795	—	454,481	(457,276)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	22,702	(22,702)	—
INVENTORIES—Noncurrent	21,315	—	—	—	21,315
INVESTMENTS IN JOINT VENTURES	9,589		—	—	9,589
OTHER	1,764	—	7,119	—	8,883

TOTAL	$619,859	$2,795	$511,694	$(509,986)	$624,362

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,542	$—	$10	$—	$77,552
Payables to affiliates	30,008	—	—	(30,008)	—
Accrued expenses	19,091	—	4,976	—	24,067
Billings in excess of contract revenues	5,437	—	—	—	5,437
Current portion of equipment debt	1,273	—	—	—	1,273

Total current liabilities	133,351	—	4,986	(30,008)	108,329
REVOLVING CREDIT FACILITY	—	—	21,500	—	21,500
7.75% SENIOR SUBORDINATED NOTES	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	22,702	—	—	(22,702)	—
DEFERRED INCOME TAXES	1,278	—	78,558	—	79,836
OTHER	7,577	—	1,724	—	9,301

Total liabilities	164,908	—	281,768	(52,710)	393,966
MINORITY INTEREST	—	—	2,061	—	2,061
STOCKHOLDERS' EQUITY (DEFICIT)	454,951	2,795	227,865	(457,276)	228,335

TOTAL	$619,859	$2,795	$511,694	$(509,986)	$624,362

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
CONTRACT REVENUES	$586,879	$—	$—	$—	$586,879
COSTS OF CONTRACT REVENUES	(517,379)	—	(197)	—	(517,576)

GROSS PROFIT	69,500	—	(197)	—	69,303
OPERATING EXPENSES
General and administrative expenses	(41,046)	(64)	(1,656)	—	(42,766)
Amortization of intangible assets	(440)	—	—	—	(440)

Total operating income	28,014	(64)	(1,853)	—	26,097
INTEREST EXPENSE—Net	(1,027)	—	(15,944)	—	(16,971)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(42)	—	25,946	(25,904)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(15)	—	—	—	(15)
MINORITY INTEREST	—	—	(293)	—	(293)

INCOME (LOSS) BEFORE INCOME TAXES	26,930	(64)	7,856	(25,904)	8,818
INCOME TAX (PROVISION) BENEFIT	(984)	22	(2,877)	—	(3,839)

NET INCOME (LOSS)	$25,946	$(42)	$4,979	$(25,904)	$4,979

 GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
CONTRACT REVENUES	$515,761	$—	$—	$—	$515,761
COSTS OF CONTRACT REVENUES	(446,730)	—	(1,084)	—	(447,814)

GROSS PROFIT	69,031	—	(1,084)	—	67,947
OPERATING EXPENSES
General and administrative expenses	(37,495)	(70)	(1,140)	—	(38,705)
Amortization of intangible assets	(262)	—	—	—	(262)

Total operating income	31,274	(70)	(2,224)	—	28,980
INTEREST EXPENSE—Net	(3,333)	—	(14,129)	—	(17,462)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(45)	—	29,016	(28,971)	—
EQUITY IN EARNINGS OF JOINT VENTURE	1,993	—	—	—	1,993
MINORITY INTEREST	—	—	(56)	—	(56)

INCOME (LOSS) BEFORE INCOME TAXES	29,889	(70)	12,607	(28,971)	13,455
NCOME TAX (PROVISION) BENEFIT	(873)	25	(5,551)	—	(6,399)

NET INCOME (LOSS)	$29,016	$(45)	$7,056	$(28,971)	$7,056

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
CONTRACT REVENUES	$425,980	$—	$—	$—	$425,980
COSTS OF CONTRACT REVENUES	(369,322)	—	331	—	(368,991)

GROSS PROFIT	56,658	—	331	—	56,989
OPERATING EXPENSES
General and administrative expenses	(30,835)	(61)	(169)	—	(31,065)
Amortization of intangible assets	(311)	—	—	—	(311)

Total operating income	25,512	(61)	162	—	25,613
INTEREST EXPENSE—Net	(4,304)	—	(20,039)	—	(24,343)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(43)	—	26,410	(26,367)	—
EQUITY IN EARNINGS OF JOINT VENTURE	2,041	—	—	—	2,041
MINORITY INTEREST	—	—	—	(155)	(155)

INCOME (LOSS) BEFORE INCOME TAXES	23,206	(61)	6,533	(26,522)	3,156
INCOME TAX (PROVISION) BENEFIT	3,395	18	(15,523)	11,139	(971)

NET INCOME (LOSS)	$26,601	$(43)	$(8,990)	$(15,383)	$2,185

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities—
Net cash flows provided by (used in) operating activities	$38,820	$(42)	$(23,973)	$—	$14,805
INVESTING ACTIVITIES:
Purchases of property and equipment	(44,484)	—	—	—	(44,484)
Dispositions of property and equipment	17,445	—	—	—	17,445
Changes in restricted cash	787	—	—	—	787
Purchase of minority interest	(5)	—	—	—	(5)
Loan to related party	—	—	—	—	—

Net cash flows used in investing activities	(26,257)	—	—	—	(26,257)

FINANCING ACTIVITIES:
Borrowings under (repayments of) revolving loans—net	—	—	20,000	—	20,000
Dividends paid	(3,981)	—	—	—	(3,981)
Net change in accounts with affiliates	(4,020)	41	3,979	—	—
Repayments of long-term debt	(2,148)	—	—	—	(2,148)
Repayment of capital lease debt	(174)	—	—	—	(174)
Repurchase of preferred and common shares	—	—	(6)	—	(6)
Issuance of common shares	—	—	—	—	—
Proceeds from Aldabra transaction	—	—	—	—	—
Payment of merger costs	—	—	—	—	—
Deferred financing fees	—	—	—	—	—

Net cash flows provided by (used in) financing activities	(10,323)	41	23,973	—	13,691

NET CHANGE IN CASH AND EQUIVALENTS	2,240	(1)	—	—	2,239
CASH AND CASH EQUIVALENTS— Beginning of year	8,233	6	—	—	8,239

CASH AND CASH EQUIVALENTS— End of year	$10,473	$5	$—	$—	$10,478

 GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES—
Net cash flows provided by (used in) operating activities	$18,042	$(45)	$(24,281)	$—	$(6,284)
INVESTING ACTIVITIES:
Purchases of property and equipment	(110,988)	—	—	—	(110,988)
Dispositions of property and equipment	28,599	—	—	—	28,599
Changes in restricted cash	2,923				2,923
Loan to related party	1,703	—	—	—	1,703

Net cash flows used in investing activities	(77,763)	—	—	—	(77,763)

FINANCING ACTIVITIES:
Borrowings under (repayments of) revolving loans—net	—	—	21,500	—	21,500
Net change in accounts with affiliates	87,953	41	(88,988)	—	(994)
Repayments of long-term debt	(19,685)	—	—	—	(19,685)
Repayment of capital lease debt	(1,843)	—	—	—	(1,843)
Repurchase of preferred and common shares	—	—	—	—	—
Issuance of common shares	—		91,769		91,769
Proceeds from Aldabra transaction	—	—	—	—	—
Payment of merger costs	—	—	—	—	—
Deferred financing fees	(2,101)	—	—	—	(2,101)

Net cash flows provided by (used in) financing activities	64,324	41	24,281	—	88,646

NET CHANGE IN CASH AND EQUIVALENTS	4,603	(4)	—	—	4,599
CASH AND CASH EQUIVALENTS— Beginning of year	3,630	10	—	—	3,640

CASH AND CASH EQUIVALENTS— End of year	$8,233	$6	$—	$—	$8,239

 GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES—
Net cash flows provided by (used in) operating activities	$75,387	$(43)	$(41,445)	$—	$33,899
INVESTING ACTIVITIES:
Purchases of property and equipment	(29,762)	—	—	—	(29,762)
Dispositions of property and equipment	13,571	—	—	—	13,571
Changes in restricted cash	(3,635)	—	—	—	(3,635)
Loan to related party	(1,684)	—	—	—	(1,684)

Net cash flows used in investing activities	(21,510)	—	—	—	(21,510)

FINANCING ACTIVITIES:
Borrowings under (repayments of) revolving loans—net	—	—	(2,000)	—	(2,000)
Net change in accounts with affiliates	(43,493)	48	43,445	—	—
Repayments of long-term debt	(54,115)	—	—	—	(54,115)
Repayment of capital lease debt	(1,375)	—	—	—	(1,375)
Repurchase of preferred and common shares	(65)				(65)
Issuance of common shares	40				40
Proceeds from Aldabra transaction	52,398	—	—	—	52,398
Payment of merger costs	(3,715)	—	—	—	(3,715)
Deferred financing fees	(518)	—	—	—	(518)

Net cash flows (used in) provided by financing activities	(50,843)	48	41,445	—	(9,350)

NET CHANGE IN CASH AND EQUIVALENTS	3,034	5	—	—	3,039
CASH AND CASH EQUIVALENTS— Beginning of year	596	5	—	—	601

CASH AND CASH EQUIVALENTS— End of year	$3,630	$10	$—	$—	$3,640

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

Report of Independent Public Accountants

To the Partners
Amboy Aggregates

        We have audited the accompanying consolidated balance sheets of Amboy Aggregates (A Joint Venture) and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations and partners' capital and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amboy Aggregates (A Joint Venture) and Subsidiary as of December 31, 2008 and 2007, and their results of operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 2, 2009

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$515,007	$2,080,176
Accounts receivable, net of allowance for doubtful accounts of $192,500 and $125,000	3,346,811	3,499,714
Inventory	3,928,763	3,324,822
Prepaid expenses and other current assets	219,329	228,458
Due from affiliates	291,303	548,394

Total current assets	8,301,213	9,681,564
Property, plant and equipment, net of accumulated depreciation	3,156,864	3,625,895
Investment in joint venture	4,744,112	4,427,900
Deposits	468,000	605,025
Permits, net of accumulated amortization of $170,739 and $165,190	232,764	278,460

Totals	$16,902,953	$18,618,844

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$919,714	$1,230,054
Accrued expenses	206,315	332,587
Due general partners	4,729	5,704

Total liabilities	1,130,758	1,568,345
Commitments and contingencies
Partners' capital	15,772,195	17,050,499

Totals	$16,902,953	$18,618,844

See Notes to Consolidated Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Revenue—net sales	$23,812,482	$27,821,400	$27,387,205

Costs and expenses:
Costs of sales	23,339,396	23,968,815	23,118,759
Selling	253,585	54,409	197,312
General and administrative	1,557,848	1,463,990	1,270,963
Interest	7,001	7,625	20,822

Totals	25,157,830	25,494,839	24,607,856

Income (loss) from operations	(1,345,348)	2,326,561	2,779,349
Gain on sale of equipment		36,573	61,000
Equity in income of joint venture	1,316,212	1,516,685	1,134,600
Interest income	832	66,630	20,370

Net income (loss)	(28,304)	3,946,449	3,995,319
Partners' capital, beginning of year	17,050,499	17,904,050	15,208,731
Distributions	(1,250,000)	(4,800,000)	(1,300,000)

Partners' capital, end of year	$15,772,195	$17,050,499	$17,904,050

See Notes to Consolidated Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Operating activities:
Net income (loss)	$(28,304)	$3,946,449	$3,995,319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,446,990	1,620,247	1,466,052
Bad debt (recovery)	67,500	(163,269)
Amortization of permits	45,696	45,697	45,695
Gain on sale of equipment		(36,573)	(61,000)
Equity in income of joint venture, net of dividends received of $1,000,000, $1,000,000 and $675,000	(316,212)	(516,685)	(459,600)
Changes in operating assets and liabilities:
Accounts receivable	85,403	1,556,327	(73,225)
Inventory	(603,941)	(547,456)	(401,809)
Prepaid expenses and other current assets	9,129	(46,112)	(19,557)
Due to (from) general partners and affiliates	256,116	(704,944)	271,537
Accounts payable	(310,340)	(363,765)	373,708
Accrued expenses	(126,272)	98,753	(37,649)

Net cash provided by operating activities	525,765	4,888,669	5,099,471

Investing activities:
Capital expenditures	(977,959)	(778,212)	(738,317)
Deposits	137,025	1,402,662	(2,007,687)
Increase in permits			(75,178)
Proceeds from sale of equipment		36,573	61,000

Net cash provided by (used in) investing activities	(840,934)	661,023	(2,760,182)

Financing activities—distributions	(1,250,000)	(4,800,000)	(1,300,000)

Net increase (decrease) in cash and cash equivalents	(1,565,169)	749,692	1,039,289
Cash and cash equivalents, beginning of year	2,080,176	1,330,484	291,195

Cash and cash equivalents, end of year	$515,007	$2,080,176	$1,330,484

Supplemental disclosure of cash flow data:
Interest paid	$7,001	$7,625	$20,822

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

Note 2—Summary of significant accounting policies:

  Principles of consolidation:

        During 2006, Amboy formed a wholly-owned subsidiary, Newport, LLC (A Limited Liability Company), for the purpose of acquiring and owning real property located in Newark, New Jersey. The consolidated financial statements included the accounts of Newport, LLC, from inception. All significant intercompany accounts and transactions have been eliminated in consolidation. Amboy Aggregates and Newport, LLC are collectively referred to as the Partnership.

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

  Concentrations of credit risk:

        Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Partnership maintains its cash and cash equivalents with high credit quality financial institutions. At times, the Partnership's cash and cash equivalents exceed insured amounts under the Federal Deposit Insurance Corporation. At December 31, 2008, the Partnership had cash and cash equivalents with one bank that exceeded Federally insured limits in the amount of approximately $573,000.

        The Partnership generally extends credit to its customers, a significant portion of which are in the construction industry. During 2008, 2007 and 2006, approximately 50%, 61% and 54%, respectively, of the Partnership's net sales were derived from nonrelated major customers who accounted for approximately $1,004,000 and $2,281,000 of the accounts receivable balance at December 31, 2008 and 2007, respectively.

  Concentrations of credit risk:

        The Partnership closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Partnership evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions and does not have a policy for requiring collateral. Management does not believe that significant credit risk exists at December 31, 2008.

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

  Permits:

        Costs incurred in connection with obtaining permits to dredge the Partnership's products are amortized on the straight-line basis over the term of the related permits. Amortization expense in each of the five years subsequent to December 31, 2008 is $45,696.

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

  New accounting pronouncements:

        In July 2006, Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS No. 109," was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Staff Position ("FSP") FIN 48-3 deferred adoption for most nonpublic enterprises to annual periods beginning after December 15, 2008. The Company, pursuant to the FSP, has elected to defer its application until its required effective date of January 1, 2009. Many pass-thru entities have not previously applied the provisions of SFAS No. 109 and during the deferral period the FASB plans to issue guidance on how to apply the provisions of FIN 48 to these entities. Management will evaluate the financial impact of applying the provisions of FIN 48 to all tax positions when the FASB guidance becomes available.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Inventory:

        Inventory consists of the following:

	2008	2007
Raw materials	$1,559,306	$1,488,877
Finished goods	2,261,070	1,596,504
Supplies	108,387	239,441

Totals	$3,928,763	$3,324,822

Note 4—Property, plant and equipment:

        Property, plant and equipment consists of the following:

	Range of Estimated Useful Lives (Years)	2008	2007
Land		$677,408	$677,408
Plant and equipment	3 to 15	10,204,649	9,710,739
Delivery equipment (Scows)	10 to 20	9,428,704	9,056,277
Dredging system	15 to 20	14,784,282	14,784,282
Office equipment and trailers	10	244,601	244,601
Automobiles and trucks	3 to 5	267,772	201,943

		35,607,416	34,675,250
Less accumulated depreciation		32,450,552	31,049,355

Totals		$3,156,864	$3,625,895

Note 5—Deposits:

        During November 2007, the Partnership entered into a purchase option agreement for the purchase of real property in the City of Newark. The Partnership had six months from the effective date of the purchase option agreement to complete its due diligence unless extended. On December 7, 2007, Newport, LLC commenced a civil action against the seller of the real property alleging that the seller failed to disclose required information concerning certain material environmental impediments affecting the intended use of the property. The claim concerns the return of deposit monies and associated property development costs for legal and engineering fees and punitive damages. As a result, as of December 31, 2008, the Partnership terminated its right to exercise the option. Total cost expended was approximately $755,000, of which $468,000 and $605,000 is included in other assets at December 31, 2008 and 2007, respectively, and the balance had been written off.

Note 6—Investment in joint venture:

        The Partnership has a 50% interest in a joint venture whose principal business activity is to process and sell fine aggregate and stone to additional markets in the New York Metropolitan area.

        In 2008, 2007 and 2006, the joint venture distributed $1,000,000, $1,000,000 and $675,000, respectively, to each 50% member of the joint venture.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Investment in joint venture: (Concluded)

        Summarized financial information of the joint venture as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 is as follows:

	2008	2007	2006
Balance sheet data:
Assets:
Current assets	$8,885,302	$9,166,818
Property, plant and equipment	1,928,334	2,212,528
Other	80,000	80,000

Total assets	$10,893,636	$11,459,346

Liabilities and members' equity:
Liabilities—current liabilities	$1,405,411	$2,603,545
Members' equity	9,488,225	8,855,801

Total liabilities and members' equity	$10,893,636	$11,459,346

Income statement data:
Net sales	$31,609,938	$30,359,504	$24,906,112
Costs and expenses	28,977,514	27,326,133	22,636,911

Net income	$2,632,424	$3,033,371	$2,269,201

Note 7—Credit facility:

        The Partnership has available a $3,000,000 revolving credit facility, borrowings under which are secured by the Partnership's accounts receivable and inventory and bear interest at either the bank's base rate or the 60/90 day LIBOR plus 130 basis points and which expires on August 31, 2009. The Partnership had no outstanding borrowings under the revolving credit facility at December 31, 2008 and 2007.

Note 8—Retirement plans:

  Pension plan:

        Employees covered by a union agreement are included in a multi-employer pension plan to which the Partnership makes contributions in accordance with the contractual union agreement. The Partnership made contributions of $408,181, $381,112 and $386,801 during the years ended December 31, 2008, 2007 and 2006, respectively. Plan benefit and net asset data for the multi-employer pension plan for union employees are not available.

  401(k) plan:

        The Partnership maintains a retirement plan qualifying under Section 401(k) of the Internal Revenue Code which allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, the Partnership makes contributions for the benefit of the employees, subject to certain limitations. The Partnership's contributions for the years ended December 31, 2008, 2007 and 2006 were $99,470, $96,329 and $92,579, respectively.

AMBOY AGGREGATES (A JOINT VENTURE) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and contingencies:

  License agreement:

        The Partnership has a license agreement through January 2013 with the State of New Jersey which enables the Partnership to dredge in the Ambrose Channel for commercial sand. Under this agreement, the State of New Jersey receives a royalty fee based on the amount of material dredged that is currently $.50 ($.50 in 2008 and 2007 and $.47 in 2006) per cubic yard. Royalties charged to operations during the years ended December 31, 2008, 2007 and 2006 amounted to $642,264, $784,974 and $738,845, respectively.

  Operating leases:

        The Partnership leases property and equipment under operating leases which expire on various dates through July 2011. The equipment leases provide for purchase options at the end of the fifth and tenth year. Rent expense approximated $515,000, $473,000 and $484,000 in 2008, 2007 and 2006, respectively. Future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2008 are as follows:

Year Ending December 31,	Amount
2009	$283,951
2010	149,711
2011	29,249

Total	$462,911

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

Note 10—Related party transactions:

        During 2008, 2007 and 2006, the Partnership had sales to the joint venture and the other 50% member of the joint venture aggregating approximately $1,800,000, $1,982,000 and $907,000, respectively. In addition, during 2007 and 2006, the Partnership purchased merchandise from the joint venture aggregating approximately $989,000 and $1,631,000, respectively. Amounts due to/from affiliates at December 31, 2008 and 2007 arose from these transactions.

        During 2008, 2007 and 2006, the Partnership paid rent to an entity whose related members are partners of the Partnership totaling $180,000. The lease, which requires monthly payments of $15,000, is on a month to month basis.

Schedule II—Valuation and Qualifying Accounts
Great Lakes Dredge & Dock Corporation
For the Years Ended December 31, 2008, 2007 and 2006

		Additions
Description	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Year ended December 31, 2006
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$605	$161	—	$(9)	$757

Year ended December 31, 2007
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$757	$750	—	$(18)	$1,489

Year ended December 31, 2008
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$1,489	—	—	$(239)	$1,250