Form 10-Q
period 2009-03-31
Great Lakes Dredge & Dock CORP
filed 2009-05-11
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of May 8, 2009, 58,496,697 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2009

PART I — Financial Information

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,287	$10,478
Accounts receivable — net	159,238	120,620
Contract revenues in excess of billings	44,780	30,916
Inventories	27,457	28,666
Prepaid expenses	4,654	4,684
Other current assets	17,898	20,994

Total current assets	260,314	216,358

PROPERTY AND EQUIPMENT — Net	293,866	296,885
GOODWILL	98,049	97,799
OTHER INTANGIBLE ASSETS — Net	1,616	931
INVENTORIES — Noncurrent	38,865	38,024
INVESTMENTS IN JOINT VENTURES	8,143	8,949
OTHER	6,789	7,209

TOTAL	$707,642	$666,155

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$78,631	$76,862
Accrued expenses	37,966	30,442
Billings in excess of contract revenues	22,588	19,782
Current portion of equipment debt	1,461	1,553

Total current liabilities	140,646	128,639

REVOLVING CREDIT FACILITY	60,677	41,500
7 3/4% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	83,351	81,004
OTHER	11,619	11,899

Total liabilities	471,293	438,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock—$.0001 par value; 90,000,000 authorized, 58,496,697 and 58,484,242 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	6	6
Additional paid-in capital	262,625	262,501
Accumulated deficit	(25,492)	(31,812)
Accumulated other comprehensive loss	(1,421)	(3,415)

Total Great Lakes Dredge & Dock Corporation Stockholders’ Equity	235,718	227,280

NONCONTROLLING INTERESTS	631	833

Total equity	236,349	228,113

TOTAL	$707,642	$666,155

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Contract revenues	$179,203	$135,721
Costs of contract revenues	152,166	123,749
Gross profit	27,037	11,972
General and administrative expenses	10,399	10,154
Amortization of intangible assets	193	66
Operating income	16,445	1,752
Interest expense, net	(4,268)	(3,621)
Equity in (loss) earnings of joint ventures	(556)	134
Income (loss) before income taxes	11,621	(1,735)
Income tax (provision) benefit	(5,171)	733
Net income (loss)	6,450	(1,002)
Net (income) loss attributable to noncontrolling interests	864	(178)
Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$7,314	$(1,180)

Basic and diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$0.13	$(0.02)
Basic and diluted weighted average shares	58,488	58,460

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$6,450	$(1,002)
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities:
from operating activities:
Depreciation and amortization	11,646	7,657
Equity in (loss) earnings of joint ventures	556	(134)
Distribution from equity joint ventures	250	250
Deferred income taxes	2,128	1,382
Gain on dispositions of property and equipment	(419)	(121)
Amortization of deferred financing fees	472	488
Share-based compensation expense	124	—
Changes in assets and liabilities:
Accounts receivable	(38,618)	23,119
Contract revenues in excess of billings	(13,851)	(8,111)
Inventories	368	(1,260)
Prepaid expenses and other current assets	2,060	(11,116)
Accounts payable and accrued expenses	9,814	(5,997)
Billings in excess of contract revenues	2,806	4,349
Other noncurrent assets and liabilities	33	84
Net cash flows (used in) provided by operating activities	(16,181)	9,588

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,093)	(12,938)
Dispositions of property and equipment	599	170
Acquisition of controlling interest in Yankee	(1,229)	—
Net cash flows used in investing activities	(5,723)	(12,768)

FINANCING ACTIVITIES:
Repayments of long-term debt	(434)	(485)
Borrowings under revolving loans—net	19,177	8,000
Dividends paid	(994)	(994)
Repayment of capital lease debt	(36)	(48)
Net cash flows provided by financing activities	17,713	6,473
Net change in cash and equivalents	(4,191)	3,293
Cash and equivalents at beginning of period	10,478	8,239
Cash and equivalents at end of period	$6,287	$11,532

Supplemental Cash Flow Information
Cash paid for interest	$604	$501
Cash paid for income taxes	$1,147	$4,303

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$2,759	$4,291
Property and equipment purchased on equipment notes	$—	$1,522

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Income (Loss)	Interests	Total

BALANCE — January 1, 2009	58,484,242	$6	$262,501	$(31,812)	$(3,415)	$833	$228,113

Acquisition of Yankee Environmental Services	—	—	—	—	—	662	662
Dividends declared and paid	—	—	—	(994)	—	—	(994)
Share-based compensation expense	12,455	—	124	—	—	—	124
Comprehensive income (loss):
Net income	—	—	—	7,314	—	(864)	6,450
Reclassification of derivative loss to earnings (net of tax of $1,509)	—	—	—	—	2,273	—	2,273
Change in fair value of derivatives (net of tax of $185)	—	—	—	—	(279)	—	(279)

Total comprehensive income (loss)	—	—	—	7,314	1,994	(864)	8,444

BALANCE — March 31, 2009	58,496,697	$6	$262,625	$(25,492)	$(1,421)	$631	$236,349

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Income (Loss)	Interests	Total

BALANCE — January 1, 2008	58,459,824	$6	$260,669	$(32,810)	$470	$2,061	$230,396

Dividends declared and paid	—	—	—	(994)	—	—	(994)
Comprehensive income (loss):
Net loss	—	—	—	(1,180)	—	178	(1,002)
Reclassification of derivative gain to earnings (net of tax of $406)	—	—	—	—	(626)	—	(626)
Change in fair value of derivatives (net of tax of $535)	—	—	—	—	824	—	824

Total comprehensive income (loss)	—	—	—	(1,180)	198	178	(804)

BALANCE — March 31, 2008	58,459,824	$6	$260,669	$(34,984)	$668	$2,239	$228,598

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

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

2.                                      Earnings per share

Basic earnings (loss) per share is computed by dividing Net income (loss) attributable to Great Lakes Dredge & Dock Corporation by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Options to purchase 356,744 shares of common stock were outstanding during the three month period ended March 31, 2009 but were not included in the computation of earnings per share (“EPS”) because the options were determined to be anti-dilutive.  The potentially dilutive impact of 145,736 issued restricted stock units (“RSUs”) is included in the calculation of diluted earnings per share based on the application of the treasury stock method.  The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income (loss) attributable to Great Lakes Dredge & Dock Corporation - numerator for basic and diluted earnings per share	$7,314	$(1,180)
Denominator:
Denominator for basic and diluted earnings per share - weighted average shares outstanding	58,488	58,460
Basic and diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$0.13	$(0.02)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concluded that all outstanding share-based payment awards that contain a right to receive non-forfeitable dividends participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share, pursuant to SFAS No. 128, Earnings per Share. The Company’s restricted stock units contain a right to receive dividends, however the Company has determined that the impact of FSP EITF 03-6-1 is immaterial.

3.                                      Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for financial assets and liabilities as of January 1, 2008, and for non-financial assets and liabilities as of January 1, 2009.  The adoption of this standard did not have a material effect on the Corporation’s consolidated financial condition, results of operations or cash flows.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At March 31, 2009, the Company held certain derivative contracts, which the Company uses to manage commodity price risk.  Such instruments are not used for trading purposes.  The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$(2,364)	$—	$(2,364)	$—

Fuel Hedge Contracts

As of March 31, 2009, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through February 2010. As of March 31, 2009, there were 4.2 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.21 to $4.08 per gallon. At March 31, 2009 and December 31, 2008, the fair value liability on these contracts was estimated to be $2,364 and $5,682, respectively, and is recorded in accrued expenses.  The change in fair value of derivatives during the three months ended March 31, 2009 was $279. The remaining gains included in accumulated other comprehensive income at March 31, 2009 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company has categorized these fuel hedges as Level 2.

The Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) during the first quarter of 2009. SFAS 161 requires enhanced disclosures of an entity’s strategy associated with the use of derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company is exposed to certain market risks, primarily commodity price risk as it relates to the diesel fuel purchase requirements that occur in the normal course of business.  The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts.  The Company does not hold or issue derivatives for speculative or trading purposes.  The Company’s goal is to hedge approximately 80% of the fuel requirements for work in backlog.  At March 31, 2009, the Company had hedged 4.2 million gallons, accounting for 64% of its 2009 forecasted fuel purchases, at a weighted-average price per gallon of $2.02.

The Company designates the commodity swap contracts as a cash flow hedge under SFAS 133.  Accordingly, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions. Changes in the fair value of these hedge positions are recognized within cost of revenue, in the condensed consolidated statement of operations, offsetting the gain or loss from the hedged item.

The Company formally assesses, at inception and on an ongoing basis, the effectiveness of hedges in offsetting changes in the cash flows of hedged items. Hedge accounting treatment is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions), (2) the derivative expires or is sold, terminated or exercised, (3) it is no longer probable that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

The Company is exposed to counterparty credit risk associated with non-performance on our hedging instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

At each balance sheet date, unrealized gains and losses on fuel hedge contracts are recorded as a component of comprehensive income (loss) in the condensed consolidated balance sheets.  Gains and losses realized upon settlement of fuel hedge contracts are recorded as a reduction of fuel expense, which is a component of costs of contract revenues in the condensed consolidated statements of operations.  The fair value of fuel hedge contracts outstanding as of March 31, 2009 is as follows:

	Fair Value of Derivatives
	At March 31, 2009
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability
Derivatives designated as hedging instruments under Statement 133
Fuel hedge contracts	Current Liabilities	$175	Current Liabilities	$(2,539)
Total derivatives designated as hedging instruments under Statement 133		$175		$(2,539)

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. At March 31, 2009, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000. The fair value of these notes was $140,875 at March 31, 2009, based on indicative market prices.

4.                                      Accounts receivable

Accounts receivable at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Completed contracts	$27,753	$37,119
Contracts in progress	108,254	61,010
Retainage	24,481	23,741
	160,488	121,870
Allowance for doubtful accounts	(1,250)	(1,250)

Total accounts receivable	$159,238	$120,620

5.                                      Contracts in progress

The components of contracts in progress at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$423,781	$409,304
Amounts billed	(379,472)	(378,732)
Costs and earnings in excess of billings for contracts in progress	44,309	30,572
Costs and earnings in excess of billings for completed contracts	471	344

Total contract revenues in excess of billings	$44,780	$30,916

Billings in excess of costs and earnings:
Amounts billed	$(196,745)	$(145,441)
Costs and earnings for contracts in progress	174,157	125,659

Total billings in excess of contract revenues	$(22,588)	$(19,782)

6.                                      Intangible assets

The net book value of intangible assets is as follows:

			Accumulated
As of March 31, 2009:	Cost	Acquisitions	Amortization	Net

Demolition segment customer relationships	$1,300	$181	$916	$565
Demolition Backlog	158	322	238	242
Software and databases	1,209	—	742	467
Non-Compete	—	205	17	188
Tradenames	—	88	5	83
Other	—	83	12	71
Total	$2,667	$879	$1,930	$1,616

			Accumulated
As of December 31, 2008:	Cost	Acquisitions	Amortization	Net

Demolition segment customer relationships	$1,093	$207	$871	$429
Demolition Backlog	—	158	158	—
Software and databases	1,209	—	707	502
Total	$2,302	$365	$1,736	$931

On January 1, 2009 the Company acquired a 65% interest in Yankee Environmental Services (“Yankee”) resulting in the recognition of intangible assets (See Note 14).

7.                                      Investment in joint ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended
	March 31,
	2009	2008

Revenue	$1,967	$4,797

Gross profit (loss)	$(569)	$691

Net income (loss)	$(1,112)	$268

Great Lakes’ 50% share	$(556)	$134

Amboy has a revolving loan with a bank for up to $3,000 which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company does not guarantee any of the outstanding borrowings and accrued interest under the bank agreement.  It is the intent of the joint venture partners to periodically distribute Amboy’s earnings, to the extent allowed by Amboy’s bank agreement.  The Company received distributions from Amboy totaling $250 for each of the three months ended March 31, 2009 and 2008.

The Company and its Amboy joint venture partner also each own a 50% interest in land, which is adjacent to the Amboy property and may be used in conjunction with the Amboy operations. The Company’s recorded share of the property is $1,064 and is reflected in investments in joint ventures.

8.                                      Accrued expenses

Accrued expenses at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Insurance	$10,548	$10,367
Fixed equipment costs accrued	9,840	—
Income and other taxes	4,301	2,488
Payroll and employee benefits	4,231	9,968
Interest	4,229	1,037
Fuel hedge liability	2,364	5,682
Other	2,453	900
Total accrued expenses	$37,966	$30,442

9.                                      Noncontrolling interests

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. As a result of the adoption, the Company has recharacterized minority interests as noncontrolling interests, a component of equity in the Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Statement of Operations.  The prior periods presented have also been reclassified to conform to the current classification required by SFAS 160.

10.                               Income taxes

The Company provides for income taxes in interim periods based on an estimated annual effective tax rate adjusted for items that are discrete to each period.  Significant items impacting the effective tax rate at March 31, 2009 and 2008 include amounts associated with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.

The uncertain tax positions of the Company as of March 31, 2009 totaled $2,220 and this amount is unchanged from December 31, 2008.  At both March 31, 2009 and December 31, 2008, approximately $1,091 of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.   The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next twelve months.  Interest and penalties are not significant for the three months ended March 31, 2009 and 2008.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2005 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2005. In the quarter ending March 31, 2009, an examination by the State of Illinois for the 2005 and 2004 tax years was completed; the examination did not result in any adjustments.  In foreign jurisdictions in which the Company operates, all significant years prior to 2004 are closed and are no longer subject to examination.

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

11.                               Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended
	March 31,
	2009	2008
Dredging
Contract revenues	$166,312	$100,211
Operating income (loss)	18,997	(1,090)

Demolition
Contract revenues	$12,891	$35,510
Operating income (loss)	(2,552)	2,842

Total
Contract revenues	$179,203	$135,721
Operating income	16,445	1,752

In addition, foreign dredging revenue of $50,070 and $32,834 for the three months ended March 31, 2009 and 2008, respectively, was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

12.                               Commitments and contingencies

Commercial commitments

The Company has a secured $155,000 bank credit facility, which matures in June 2012.  This credit facility provides for revolving loans, letters of credit and swingline loans.  As of March 31, 2009, the Company had $60,677 of borrowings and $27,552 of letters of credit outstanding, resulting in $59,447 of availability under the Credit Agreement. In late 2008, Lehman Brothers, a 6.5% participant in the credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolver borrowings. As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brothers’ pro-rata portion of the revolver commitment. As of March 31, 2009, the Company had drawn $2,677 of the $10,000 applicable to Lehman Brothers. As such, Lehman Brothers’ remaining $7,323 commitment has not been included in availability under the credit facility.

The Company obtains its performance, bid and payment bonds through a bonding agreement with a surety company.  The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects.  As of March 31, 2009, Great Lakes had outstanding bonds valued at $413,227; however, the revenue value remaining in backlog related to these projects totaled approximately $223,642.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts.  As of March 31, 2009, Great Lakes had $15,707 of letters of credit outstanding under this facility.

The Company has also $175,000 of senior subordinated notes outstanding, which mature in December 2013.

The Company’s obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of Great Lakes’ assets.  As of December 31, 2008, the net book value of the Company’s operating equipment securing the Company’s obligations under its bank credit facility and bonding agreement was approximately $91,886 and $77,523, respectively.  Great Lakes’ obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable.  Great Lakes’ obligations under its senior subordinated notes are unsecured.

The Company’s bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including a limitation on dividends, limitations on redemption and repurchases of capital stock, limitations on the incurrence of indebtedness and requirements to maintain certain financial covenants.

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

During the 2009 first quarter the Company agreed in concept to allow the customer to restructure the remaining work on its largest land reclamation project in the Middle East. In connection therewith, the Company removed approximately $57,000 of work, or nearly 20% of the original contract value, from its backlog as of March 31, 2009 as this work will now be in the form of an option subject to award by the customer within 18 months from the date of the amended contract.

Legal proceedings and other contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries.  These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.  For a discussion of these matters, please refer to Note 19 Commitments and Contingencies reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Except as noted below, there have been no material changes or developments in these matters since December 31, 2008.

Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

The Company or its former subsidiary, NATCO Limited Partnership, are named as defendants in approximately 263 lawsuits, the majority of which were filed between 1989 and 2000. In these lawsuits, the plaintiffs allege personal injury, primarily fibrosis or asbestosis, from exposure to asbestos on our vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations. However, to date, no plaintiffs with claims against the Company have sought reinstatement, and only one additional case was filed against the Company in 2008. Management does not believe that these cases will have a material adverse impact on the Company’s financial position, results of operations and cash flows.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Reed Complaint”). The Reed Complaint names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed Complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The Reed Complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs’ property. The Reed Complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints and one mass tort case (together with the Reed Complaint, hereinafter referred to as the “Katrina Claims”). All of these cases raise the same claims as the Reed Complaint. The amount of claimed damages in these claims is not stated, but is presumed to be material. On March 9, 2007, the District Court dismissed with prejudice the Katrina Claims against Great Lakes and those plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. Briefing on the appeal is now complete, and the Fifth Circuit held oral argument on September 4, 2008. The Fifth Circuit has now taken the appeal under advisement and the parties are awaiting a ruling.

On October 19, 2006, Great Lakes and the other dredging companies filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina Claims against Great Lakes in the district court, pending resolution of Great Lakes’ exoneration and limitation claims. Roughly 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes, asserting the same basic theory of liability as in the Katrina Claims and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes (the “Limitation Claims”). In addition, all of the dredging companies, including Great Lakes, filed cross-claim against each other in the limitation actions seeking contribution and indemnification. Great Lakes currently believes that it has meritorious claims to either exoneration from all liability or limitation of liability to not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Limitation Claims. On September 7, 2007, Great Lakes filed a motion to dismiss the Limitation Claims. The District Court granted the motion on June 12, 2008, dismissing the Limitation Claims with prejudice. The claimants filed a notice of appeal in the Fifth Circuit and filed their opening appellate brief on February 23, 2009.  Great Lakes’ response brief will be due during the second quarter of 2009.  Oral arguments are expected to take place on this appeal during the third or fourth quarter of 2009. Great Lakes maintains $150 million in insurance coverage for the Katrina Claims and Limitation Claims. Great Lakes currently believes that these claims will not have a material adverse impact on its financial condition, results of operations and cash flows.

13.                               Effects of recently issued accounting pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities to provide greater disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The application of SFAS 161 expanded the required disclosures in regards to the Company’s derivative and hedging activities, and such disclosure has been included in our financial statements effective January 1, 2009.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. The Company has adopted FSP SFAS 142-3 as of January 1, 2009 for all prospective acquisitions, including the Yankee acquisition (See Note 14).

FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Statement was issued in April 2009 and is effective prospectively for interim reporting periods ending after June 15, 2009. The application of FSP FAS-107-1 and APB-28-1 will expand the Company’s disclosures regarding the use of fair value in interim periods.

14.                               Yankee Acquisition

On January 1, 2009, the Company acquired Yankee Environmental Services, Inc. (“Yankee”). The acquisition of the business was accomplished as an asset purchase through a new subsidiary, Yankee Environmental Services, LLC. The total purchase price was $1,891 of which NASDI Holdings Corporation (“NASDI Holdings”), a 100% owned subsidiary of Great Lakes Dredge & Dock Corporation, contributed 65% of the purchase price, $1,229, with the remaining 35% of the purchase price paid by other investors, one of which is Christopher A. Berardi, a principal of NASDI Holdings. Yankee provides environmental remediation including asbestos abatement and removal of other hazardous materials to private and government entities including schools, universities, hospitals and other businesses throughout the New England area. Yankee has previously been a subcontractor on many NASDI projects requiring such services. The acquisition of Yankee provides an avenue to diversify the Company’s demolition business to include abatement capabilities which makes NASDI more competitive on jobs requiring these services. Yankee will operate within the demolition segment.

The assets and liabilities associated with this 65% interest were adjusted to their estimated fair values. A summary of the allocation of purchase price to the assets acquired is as follows:

Property, plant and equipment	$725
Intangible assets	879
Goodwill	250
Other assets and liabilities	37

Total	$1,891

Noncontrolling interests	662

Company’s interest in Yankee	$1,229

Amortization expense related to these intangible assets is estimated to be $480 in 2009, $135 in 2010, $125 in 2011, $43 in 2012 amd $43 in 2013.

15.                               Supplemental unaudited condensed consolidating financial information

Included in the Company’s long-term debt is $175,000 of 7.75% senior subordinated notes which will mature on December 15, 2013. The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiary and for the Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”).

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,282	$5	$—	$—	$6,287
Accounts receivable—net	159,238	—	—	—	159,238
Receivables from affiliates	3,417	2,156	32,933	(38,506)	—
Contract revenues in excess of billings	44,780	—	—	—	44,780
Inventories	27,457	—	—	—	27,457
Prepaid expenses and other current assets	14,156	—	8,770	(374)	22,552
Total current assets	255,330	2,161	41,703	(38,880)	260,314

PROPERTY AND EQUIPMENT—Net	293,866	—	—	—	293,866
GOODWILL	98,049	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	1,616	—	—	—	1,616
INVESTMENTS IN SUBSIDIARIES	2,161	—	519,177	(521,338)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	—	—	—
INVENTORIES — Noncurrent	38,865	—	—	—	38,865
INVESTMENTS IN JOINT VENTURES	8,143	—	—	—	8,143
OTHER ASSETS	1,681	—	5,108	—	6,789
TOTAL	$699,711	$2,161	$565,988	$(560,218)	$707,642

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	78,472	—	159	—	78,631
Payables to affiliates	9,190	—	—	(9,190)	—
Accrued expenses	31,172	—	7,168	(374)	37,966
Billings in excess of contract revenues	22,588	—	—	—	22,588
Current portion of equipment debt	1,461	—	—	—	1,461
Total current liabilities	142,883	—	7,327	(9,564)	140,646

REVOLVING CREDIT FACILITY	—	—	60,677	—	60,677
7 3/4% SENIOR SUBORDINATED DEBT	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	29,316	—	—	(29,316)	—
DEFERRED INCOME TAXES	(701)	—	84,052	—	83,351
OTHER	8,412	—	3,207	—	11,619
Total liabilities	179,910	—	330,263	(38,880)	471,293
TOTAL EQUITY	519,801	2,161	235,725	(521,338)	236,349
TOTAL	$699,711	$2,161	$565,988	$(560,218)	$707,642

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

UNAUDITED

(in thousands)

	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,473	$5	$—	$—	$10,478
Accounts receivable—net	120,620	—	—	—	120,620
Receivables from affiliates	15,372	2,748	11,107	(29,227)	—
Contract revenues in excess of billings	30,916	—	—	—	30,916
Inventories	28,666	—	—	—	28,666
Prepaid expenses and other current assets	15,772	—	9,906	—	25,678
Total current assets	221,819	2,753	21,013	(29,227)	216,358

PROPERTY AND EQUIPMENT—Net	296,885	—	—	—	296,885
GOODWILL	97,799	—	—	—	97,799
OTHER INTANGIBLE ASSETS—Net	931	—	—	—	931
INVESTMENTS IN SUBSIDIARIES	2,753	—	502,722	(505,475)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	—	—	—
INVENTORIES — Noncurrent	38,024	—	—	—	38,024
INVESTMENTS IN JOINT VENTURES	8,949	—	—	—	8,949
OTHER ASSETS	1,697	—	5,512	—	7,209
TOTAL	$668,857	$2,753	$529,247	$(534,702)	$666,155

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	76,863	—	(1)	—	76,862
Payables to affiliates	7,382	—	—	(7,382)	—
Accrued expenses	28,447	—	1,995	—	30,442
Billings in excess of contract revenues	19,782	—	—	—	19,782
Current portion of equipment debt	1,553	—	—	—	1,553
Total current liabilities	134,027	—	1,994	(7,382)	128,639

REVOLVING CREDIT FACILITY	—	—	41,500	—	41,500
7 3/4% SENIOR SUBORDINATED DEBT	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	21,845	—	—	(21,845)	—
DEFERRED INCOME TAXES	738	—	80,266	—	81,004
OTHER	8,692	—	3,207	—	11,899
Total liabilities	165,302	—	301,967	(29,227)	438,042
TOTAL EQUITY	503,555	2,753	227,280	(505,475)	228,113
TOTAL	$668,857	$2,753	$529,247	$(534,702)	$666,155

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$179,203	$—	$—	$—	179,203
COSTS OF CONTRACT REVENUES	(152,166)	—	—	—	(152,166)
GROSS PROFIT	27,037	—	—	—	27,037

OPERATING EXPENSES
General and administrative expenses	(9,885)	—	(514)	—	(10,399)
Amortization of intangible assets	(193)	—	—	—	(193)
Total operating income	16,959	—	(514)	—	16,445

INTEREST EXPENSE (Net)	(46)	—	(4,222)	—	(4,268)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	17,158	(17,158)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES	(556)	—	—	—	(556)

INCOME (LOSS) BEFORE INCOME TAXES	16,357	—	12,422	(17,158)	11,621

INCOME TAX (PROVISION) BENEFIT	801	—	(5,972)	—	(5,171)

NET INCOME (LOSS)	17,158	—	6,450	(17,158)	6,450
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	864	—	864
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$17,158	$—	$7,314	$(17,158)	$7,314

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$135,721	$—	$—	$—	135,721
COSTS OF CONTRACT REVENUES	(123,749)	—	—	—	(123,749)
GROSS PROFIT	11,972	—	—	—	11,972

OPERATING EXPENSES
General and administrative expenses	(9,978)	(15)	(161)	—	(10,154)
Amortization of intangible assets	(66)	—	—	—	(66)
Total operating income	1,928	(15)	(161)	—	1,752

INTEREST EXPENSE (Net)	(609)	—	(3,012)	—	(3,621)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(10)	—	465	(455)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES	134	—	—	—	134

INCOME (LOSS) BEFORE INCOME TAXES	1,443	(15)	(2,708)	(455)	(1,735)

INCOME TAX (PROVISION) BENEFIT	(978)	5	1,706	—	733

NET INCOME (LOSS)	465	(10)	(1,002)	(455)	(1,002)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(178)	—	(178)
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$465	$(10)	$(1,180)	$(455)	$(1,180)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows (used in) provided by operating activities	$(15,703)	$—	$(478)	$—	$(16,181)
Investing Activities
Purchases of property and equipment	(5,093)	—	—	—	(5,093)
Dispositions of property and equipment	599	—	—	—	599
Acquisition of controlling interest in Yankee	(1,229)	—	—	—	(1,229)
Net cash flows used in investing activities	(5,723)	—	—	—	(5,723)
Financing Activities
Repayments of long-term debt	(434)	—	—	—	(434)
Borrowings under revolving loans—net	—	—	19,177	—	19,177
Net change in accounts with affiliates	18,699	—	(18,699)	—	—
Dividends paid	(994)	—	—	—	(994)
Repayment of capital lease debt	(36)	—	—	—	(36)
Net cash flows provided by (used in) financing activities	17,235	—	478	—	17,713
Net change in cash and equivalents	(4,191)	—	—	—	(4,191)
Cash and equivalents at beginning of period	10,473	5	—	—	10,478
Cash and equivalents at end of period	$6,282	$5	$—	$—	$6,287

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows (used in) provided by operating activities	$13,516	$(10)	$(3,918)	$—	$9,588
Investing Activities
Purchases of property and equipment	(12,938)	—	—	—	(12,938)
Dispositions of property and equipment	170	—	—	—	170
Net cash flows used in investing activities	(12,768)	—	—	—	(12,768)
Financing Activities					—
Repayments of long-term debt	(485)	—	—	—	(485)
Borrowings under revolving loans—net	—	—	8,000	—	8,000
Net change in accounts with affiliates	6,697	10	(6,707)	—	—
Dividends paid	(994)	—	—	—	(994)
Repayment of capital lease debt	(48)	—	—	—	(48)
Net cash flows provided by (used in) financing activities	5,170	10	1,293	—	6,473
Net change in cash and equivalents	5,918	—	(2,625)	—	3,293
Cash and equivalents at beginning of period	8,233	6	—	—	8,239
Cash and equivalents at end of period	$14,151	$6	$(2,625)	$—	$11,532

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge and Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States.  In addition, the Company is the only U.S. dredging contractor with significant international operations, which represented approximately 27% of its dredging revenues for the first quarter of 2009 compared with the Company’s three year average of 30%.  The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Beach Nourishment and Maintenance, in which sectors we have experienced an average combined bid market share in the U.S. of 42% over the last three years, including 47%, 44% and 36% of the Capital, Beach Nourishment and Maintenance sectors, respectively.  The Company’s bid market is defined as the aggregate dollar value of domestic projects on which the Company could have bid if not for capacity constraints (“bid market”).

The Company’s largest domestic dredging customer is the Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways.  In the 2009 first quarter, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, was approximately 48% as compared with the Company’s three year average of 47%.

The Company also owns a majority interest in NASDI, LLC (“NASDI”), a demolition service provider located in the Boston, Massachusetts area.  NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials.  The majority of NASDI’s work has historically been performed in the New England area; however, NASDI is currently expanding into New York and other New England states.  In January 2009, the Company acquired a 65% interest in Yankee Environmental Services LLC (“Yankee”), a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials for private and governmental entities.  Prior to this acquisition, Yankee served as a subcontractor on many NASDI projects.

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”).  Amboy’s primary business is mining sand from the entrance channel to the New York harbor in order to provide sand and aggregate for use in road and building construction.  The Company and its Amboy joint venture partner own a 50% interest in land that is adjacent to Amboy’s property and may be used in conjunction with Amboy’s operations.  The Company’s investment in Amboy is accounted for using the equity method.

Results of Operations

The following table sets forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Contract revenues	100.0%	100.0%
Costs of contract revenues	(84.9)	(91.2)
Gross profit	15.1	8.8
General and administrative expenses	(5.8)	(7.5)
Amortization of intangible assets	(0.1)	—
Operating income	9.2	1.3
Interest expense, net	(2.4)	(2.7)
Equity in earnings of joint ventures	(0.3)	0.1
Income (loss) before income taxes	6.5	(1.3)
Income tax (provision) benefit	(2.9)	0.5
Net income (loss)	3.6	(0.8)
Net (income) loss attributable to noncontrolling interests	0.5	(0.1)
Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	4.1%	(0.9)%

EBITDA	15.8%	6.9%

EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends.  The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of its primary stakeholders (i.e. its bondholders, banks and investors) use EBITDA to evaluate the Company’s period to period performance.  Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon EBITDA to assess performance for purposes of determining compensation under its incentive plan.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.  As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business.  For these reasons, the Company uses operating income to measure its operating performance and uses EBITDA only as a supplement.  EBITDA is reconciled to net income attributable to Great Lakes Dredge & Dock Corporation in the table of financial results as follows.

	Three Months Ended
	March 31,
	2009	2008	Change

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$7,314	$(1,180)	(719.8)%
Adjusted for:
Interest expense, net	4,268	3,621	17.9%
Income tax provision (benefit)	5,171	(733)	(805.5)%
Depreciation and amortization	11,646	7,657	52.1%
EBITDA	$28,399	$9,365	203.2%

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues as of the periods indicated:

	Three Months Ended
	March 31,
Revenues (in thousands)	2009	2008	Change
Dredging:
Capital - U.S.	$54,478	$31,021	76%
Capital - foreign	44,255	32,835	35
Beach	21,632	18,113	19
Maintenance	45,947	18,242	152
Demolition	12,891	35,510	(64)
	$179,203	$135,721	32%

Total revenue for the quarter ended March 31, 2009 was $179.2 million an increase of 32% from $135.7 million for first quarter 2008.  Dredging revenue for the 2009 first quarter of $166.3 million increased 66% compared with the 2008 first quarter dredging revenue of $100.2 million as fleet utilization was improved across all the dredging sectors. In addition, during last year’s first quarter, utilization was negatively impacted by the temporary loss of the dredge New York after it was struck by another vessel and downtime related to the mobilization of several vessels to the Middle East.  Demolition revenue for the 2009 first quarter decreased by $22.6 million or 64% from the 2008 first quarter demolition revenue of $35.5 million, which partially offset the strong dredging quarter.  In the first quarter of 2008, the demolition segment was working on a large project that contributed over $13 million in revenue for that quarter as well as two other projects that had revenue of over $3 million each.  There were no projects of that size in the first quarter of 2009.

Capital projects include large port deepenings and other infrastructure projects including land reclamations.  Domestic capital dredging revenue increased $23.5 million in the 2009 first quarter compared to the same 2008 period.  Domestic capital revenue was primarily generated by projects in the Ports of New York, New Jersey and Tampa, work along the Columbia River in Oregon and coastal restoration in Louisiana.  Foreign revenue increased $11.4 million in the 2009 first quarter compared to the same 2008 period.  Foreign revenue was driven by continued work in Bahrain on the Diyar land reclamation project, as well as the impact of full utilization of the vessels that were moved to the Middle East in the first quarter of 2008. During the 2009 first quarter, in response to the customer’s request, the Company agreed in concept to restructure the remaining work on the Diyar land reclamation project.  As a result, the customer will have an 18-month option with respect to the approximately $57 million of work (which amount was removed from the Company’s backlog as of March 31, 2009) and the Company will perform the remaining $57 million of work per the existing contract terms.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Beach revenue in the 2009 first quarter increased $3.5 million, or 19%, compared to the same 2008 quarter. The first quarter of the year is typically strong for beach revenue as environmental windows are open and work can be completed.  However with the permitting and funding issues that have plagued federal, state and local authorities over the last 18 months, the amount of beach work is still less than what is historically done in the open windows.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenue in the 2009 first quarter increased $27.7 million, or 152%, compared to the same period of 2008. The market for maintenance dredging, which had increased in the second half of 2008, remained strong.  A number of maintenance projects contributed to this quarter’s revenue, including projects in Maryland, North Carolina, Georgia and Texas.

Gross profit increased to $27.0 million for the first quarter 2009 from $12.0 million for the same 2008 quarter, an increase of 125%.  Gross profit margin (gross profit divided by revenue) reached 15.1% versus 8.8% last year, due to increases in fleet utilization and operating efficiencies on certain domestic maintenance projects that more than offset a reduction in the Diyar contract margin, recorded as a result of the contract restructuring described above. Gross profit in the demolition segment was down, due to the decrease in activity and a reduction in the price of scrap.

The Company’s general and administrative expenses totaled $10.4 million for the three months ended March 31, 2009, an increase of $0.2 million from the same period in 2008 as the Company controlled these costs throughout the organization.

Operating income in the 2009 first quarter increased by 811% to $16.4 million from $1.8 million a year ago as a result of increased gross profit and relatively constant general and administrative expenses.

Interest expense, net was $4.3 million for the first quarter of 2009, an increase of $0.6 million from the same 2008 quarter. The Company’s interest rate swap agreements were terminated in December 2008, which in recent quarters had contributed gains to offset interest expense.  Consequently, there was not a gain recognized during this year’s first quarter as there had been last year.

Income tax expense for the first quarter of 2009 increased to $5.2 million compared to an income tax benefit of $0.7 million in the first quarter of 2008, primarily as a result of the earnings the Company generated in the first quarter of 2009.  The effective tax rate for the 2009 first quarter was 41.4%, down slightly from 42.1% at the end of 2008.  The Company generated net income for the 2009 first quarter of $7.3 million, or $0.13 per diluted share, up from a net loss of $1.2 million, or $0.02 per diluted share, a year ago.

EBITDA (as defined on page 21) was $28.4 million for the quarter ended March 31, 2009 compared to $9.4 million for the same quarter of 2008 as a result of increased fleet utilization and operating efficiencies, noted above.

Results by segment

Dredging

Dredging revenues for the three months ended March 31, 2009 were $166.3 million compared to $100.2 million for the same quarter of 2008.  Dredging revenues for the quarter ended March 31, 2009 were driven by high utilization across all dredging sectors, especially domestic capital and maintenance.   The dredging segment generated operating income of $19.0 million for the quarter ended March 31, 2009 compared to an operating loss of $1.0 million for the same quarter of 2008.  While the first quarter of 2009 was active with numerous projects being worked on, the first quarter of 2008 was negatively impacted by downtime related to the mobilization of certain vessels to the Middle East and the temporary loss of the dredge New York after it was struck by another vessel.

Demolition

Demolition revenues for the three months ended March 31, 2009 totaled $12.8 million compared to $35.5 million for the same 2008 quarter, a 64% decrease.  In the 2008 first quarter the demolition segment was working on a large project that contributed over $13 million in revenue for that quarter as well as two other projects that had revenue of over $3 million each.  There were no projects of that size in the first quarter of 2009.    The demolition segment generated an operating loss of $2.6 million for the three months ended March 31, 2009 compared to operating income of $2.8 million for the same quarter of 2008.  NASDI has been negatively impacted in the last two quarters by a decrease in activity and the reduced price of scrap.  In addition, NASDI recorded a loss on a large project in downtown Boston that was delayed by the developer due to the economic downturn.

Bidding Activity and Backlog

The following table sets forth, by segment and dredging type of work, the Company’s backlog as of the periods indicated:

	March 31,	December 31,
Backlog (in thousands)	2009	2008
Dredging:
Capital - U.S.	$185,428	$176,051
Capital - foreign	120,583	196,387
Beach	1,478	18,934
Maintenance	36,074	26,726
Demolition	24,125	23,502
	$367,688	$441,600

Dredging contract backlog represents the Company’s estimate of the revenues that will be realized under the portion of the contracts remaining to be performed based upon estimates relating to, among other things, the time required to mobilize the necessary assets to and from the project site, as well as the amount and type of material to be dredged.  However, these estimates are necessarily subject to fluctuations based upon the amount and type of material that actually must be dredged.  Because of these factors, as well as factors affecting the time required to complete the job, backlog is not necessarily indicative of future revenues or profitability.  In addition, a significant portion of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty, subject to the Company’s right, generally, to recover the actual committed costs and profit on work performed up to the date of cancellation.  The Company’s backlog includes only those projects for which the customer has provided an executed contract.

The 2009 first quarter domestic bid market including capital, beach and maintenance work totaled $182 million, of which maintenance projects accounted for $103.7 million or 57%.  The Company won contracts totaling $92.6 million or 51% of the total bid market, including 44% of the maintenance work bid and 62% of the capital work (which included new work bid and options awarded on projects in the Company’s backlog).

Contracted dredging backlog as of March 31, 2009 was $344 million, compared with $418 million at December 31, 2008.  The March 31, 2009 amount includes approximately $57 million remaining on the Diyar land reclamation project in Bahrain after a similar amount was reclassified from backlog to option pending status.  This concession will allow the customer to control the timing of the completion of this project.    The March 31, 2009 dredging backlog does not reflect approximately $63 million of domestic low bids pending award and additional phases (“options”) pending on projects currently in backlog and approximately $57 million in options on the Diyar contract.  The

December 31, 2008 dredging backlog did not include approximately $107 million of domestic low bids pending award and options on projects in backlog at that time.  However, year end backlog did include $57 million of Diyar work reclassed as an option in the first quarter of this year.

Demolition services backlog at March 31, 2009 was $24.1 million, compared with $23.5 million at December 31, 2008. The Demolition segment is currently expanding into New York and other New England states.

Market Outlook

United States.  In February 2009, the President signed the American Recovery and Reinvestment Act authorizing a $787 billion economic stimulus plan.  The focus of this plan is on near term spending in order to create jobs and expedite an economic recovery.  In late April 2009, the Corps published a list of projects that it intends to complete using stimulus plan funds.  These projects consist primarily of maintenance work but also include some capital projects.  The Company currently estimates that between $350 and $400 million will be allocated to dredging projects.  The Company believes that these projects should be put out to bid and awarded in the next 18 months.

While the stimulus plan is anticipated in the short term to increase the amount of funds spent on maintenance dredging, the Company continues to believe that the long term solution involves the Harbor Maintenance Trust Fund (HMTF) initiative to assure that all future tax receipts collected under the HMTF will be spent on port maintenance projects.  The HMTF initiative continues to receive positive support and the Company believes that HMTF legislation may be introduced in 2009 as part of a proposed amendment to the Water Resources Development Act.

The need to deepen U.S. ports, and not just maintain them, is expected to become more important over the next several years as deeper draft cargo ships are being built and the Panama Canal Expansion described below moves forward.  Near term domestic capital projects include another section of the New York harbor, a project in Jacksonville, work for the Navy in Norfolk, and other deepening work along the East Coast.  In addition, a couple of programs have been established to support ongoing funding for shore protection and barrier island restorations.  The Coastal Impact Assistance Program is a federal plan to provide monies from offshore oil drilling in the Gulf to six coastal states.  The Offshore Continental Shelf program is a longer term plan that apportions money from offshore oil drilling leases back to the impacted states.  While none of these dollars have been spent yet, the Company has seen efforts by Louisiana and industry coalitions, including the oil and gas industry, to push for these expenditures to be made.  In total, the Company anticipates that capital projects could provide more than $200 million of opportunities over the next 12 months.

State and local authorities appear to be struggling with budget shortfalls due to the current economic recession and as a result, state funding of beach nourishment work is down again this year.  Nevertheless, the Company anticipates a substantial number of beach projects will be bid toward the end of 2009 and into 2010, as the Company believes many beaches along the East and Gulf Coasts are at critical stages.

Other.  The $5.25 billion expansion plan for the Panama Canal, which is slated for completion in 2014, continues to move forward.  During the 2009 first quarter, the Company started work as a subcontractor on a Panama Canal project.  The Panama Canal Authority held a site visit and pre bid conference at the end of April for the Atlantic entrance channel dredging project which is scheduled to be bid in July of this year.  This project could be a good opportunity to occupy certain vessels in the Company’s fleet.  Even more importantly, the Panama Canal expansion program will make maintaining and deepening the U.S. East and Gulf Coast ports even more critical.  If deeper draft vessels are too large to navigate in our ports, goods destined for the U.S. will bear higher transportation costs.

Middle East.  The decline in oil prices and contraction in Middle East real estate market has continued to slow that region’s robust economic growth.  As discussed above, during the 2009 first quarter the Company agreed in concept to allow the customer to restructure the remaining work on the Diyar land reclamation project.  In connection therewith, the Company removed approximately $57.0 million of work from its backlog as of March 31, 2009 as this work will now be subject the customer awarding the option.  Although the customer has announced its intention to complete the project, it is not legally obligated to do so.  Given the uncertain timing of its projects in this region, the Company will continue to review opportunities to reposition vessels to other international projects or return them to the U.S. in light of the domestic market conditions.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows used in operating activities for the three months ended March 31, 2009 were $15.9 million, compared to cash generated of $9.6 million for the three months ended March 31, 2008.  Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities.  The change in operating cash flow for the 2009 first quarter compared with the 2008 first quarter was primarily related to quarterly operating activity and the continued slow payment on foreign accounts receivable.

The Company’s net cash flows used in investing activities for the three months ended March 31, 2009 totaled $6.0 million, compared to $12.8 million for the three months ended March 31, 2008.  Spending for the 2009 first quarter included normal expenditures related to the Company’s fleet.    The cash flows used in investing activities for the three months ended March 31, 2008 included $8.6 million on the dredges Ohio, Reem Island and Noon Island for mobilization and other activities related to placing these vessels into service.

The Company’s net cash flows from financing activities for the three months ended March 31, 2009 totaled $17.7 million compared to $6.5 million for the three months ended March 31, 2008. Financing activity in the first quarter of 2009 included $19.2 million of net borrowing under the Company’s revolving credit facility to fund working capital needs and capital expenditures.  In addition, the Company made $0.4 million in payments on equipment notes.  During the three months ended March 31, 2008 the Company increased borrowings on its revolving credit facility by $8.0 million.

The Company paid a $1.0 million dividend in the 2009 first quarter.   The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s senior credit facility and the indenture relating to its senior subordinated debt,  and other factors the Board of Directors deems relevant.  Accordingly the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The Company’s obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of the Company’s operating equipment.  The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable.  The Company’s obligations under its senior subordinated notes are unsecured.  The Company’s bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants.  In late 2008, Lehman Brothers, a 6.5% participant in the Company’s credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolver borrowings.  As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brother’s pro rata portion of their commitment.  As of March 31, 2009, the Company had drawn $2.7 million of the $10 million applicable to Lehman Brothers.  As such, Lehman Brothers’ remaining $7.3 million commitment has not been included in the Company’s availability under its credit facility; however, as the Company has significant capacity on its revolver, this has not presently impacted the Company’s ability to fund working capital needs.  For additional detail, see Note 12 to Condensed Consolidated Financial Statements included in this report.

The Company believes its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, debt service requirements and pay any declared dividends for the next 12 months.  Beyond the next 12 months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the credit agreement and the bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company’s financial instruments as of March 31, 2009 has not materially changed since December 31, 2008. The market risk profile of the Company on December 31, 2008 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

a)   Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2009.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — Other Information

Item 1. Legal Proceedings — See Note 12 in the Notes To Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2009 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Great Lakes Dredge & Dock Corporation (registrant)

/s/ Deborah A. Wensel
By: Deborah A. Wensel
Date: May 11, 2009	Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.