Form 10-Q
period 2009-06-30
Great Lakes Dredge & Dock CORP
filed 2009-08-07
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of Aug 5, 2009, 58,504,542 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2009

PART I — Financial Information

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,624	$10,478
Accounts receivable — net	131,523	120,620
Contract revenues in excess of billings	39,727	30,916
Inventories	30,131	28,666
Prepaid expenses	2,218	4,684
Other current assets	16,471	20,994

Total current assets	229,694	216,358

PROPERTY AND EQUIPMENT — Net	289,956	296,885
GOODWILL	98,049	97,799
OTHER INTANGIBLE ASSETS — Net	1,423	931
INVENTORIES — Noncurrent	32,531	38,024
INVESTMENTS IN JOINT VENTURES	7,764	8,949
OTHER	7,977	7,209

TOTAL	$667,394	$666,155

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$58,223	$76,862
Accrued expenses	30,864	30,442
Billings in excess of contract revenues	22,346	19,782
Current portion of equipment debt	1,462	1,553

Total current liabilities	112,895	128,639

REVOLVING CREDIT FACILITY	41,500	41,500
7 3/4% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	81,339	81,004
OTHER	12,172	11,899

Total liabilities	422,906	438,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock—$.0001 par value; 90,000,000 authorized, 58,504,542 and 58,484,242 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	6	6
Additional paid-in capital	262,876	262,501
Accumulated deficit	(19,056)	(31,812)
Accumulated other comprehensive income (loss)	58	(3,415)

Total Great Lakes Dredge & Dock Corporation Stockholders’ Equity	243,884	227,280

NONCONTROLLING INTERESTS	604	833

Total equity	244,488	228,113

TOTAL	$667,394	$666,155

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Contract revenues	$142,455	$145,322	$321,658	$281,043
Costs of contract revenues	113,897	123,714	266,063	247,463
Gross profit	28,558	21,608	55,595	33,580
General and administrative expenses	11,591	11,248	21,990	21,402
Amortization of intangible assets	193	65	386	131
Operating income	16,774	10,295	33,219	12,047
Interest expense, net	(4,730)	(4,931)	(8,998)	(8,552)
Equity in earnings (loss) of joint ventures	(9)	55	(565)	189
Income before income taxes	12,035	5,419	23,656	3,684
Income tax provision	(4,631)	(2,436)	(9,802)	(1,703)
Net income	7,404	2,983	13,854	1,981
Net (income) loss attributable to noncontrolling interests	27	(53)	891	(231)
Net income attributable to Great Lakes Dredge & Dock Corporation	$7,431	$2,930	$14,745	$1,750

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.13	$0.05	$0.25	$0.03
Basic weighted average shares	58,499	58,464	58,494	58,462

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.13	$0.05	$0.25	$0.03
Diluted weighted average shares	58,554	58,470	58,521	58,465

Dividends declared per share	$0.02	$0.02	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$13,854	$1,981
Adjustments to reconcile net income to net cash flows provided by operating activities:
from operating activities:
Depreciation and amortization	17,482	13,214
Equity in (earnings) loss of joint ventures	565	(189)
Distribution from equity joint ventures	621	250
Deferred income taxes	256	2,779
Gain on dispositions of property and equipment	(369)	(229)
Amortization of deferred financing fees	874	976
Share-based compensation expense	375	64
Changes in assets and liabilities:
Accounts receivable	(10,903)	13,944
Contract revenues in excess of billings	(8,798)	(11,822)
Inventories	4,028	(4,983)
Prepaid expenses and other current assets	3,195	(16,791)
Accounts payable and accrued expenses	(12,320)	(5,133)
Billings in excess of contract revenues	2,564	5,322
Other noncurrent assets and liabilities	907	850
Net cash flows provided by operating activities	12,331	233

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,060)	(22,753)
Dispositions of property and equipment	982	341
Acquisition of controlling interest in Yankee	(1,229)	—
Acquisition of controlling interest in NASDI	—	(5)
Changes to restricted cash	—	787
Net cash flows used in investing activities	(10,307)	(21,630)

FINANCING ACTIVITIES:
Repayments of long-term debt	(829)	(968)
Borrowings under revolving loans—net	—	21,000
Dividends paid	(1,989)	(1,988)
Repayment of capital lease debt	(60)	(96)
Net cash flows (used in) provided by financing activities	(2,878)	17,948
Net change in cash and equivalents	(854)	(3,449)
Cash and equivalents at beginning of period	10,478	8,239
Cash and equivalents at end of period	$9,624	$4,790

Supplemental Cash Flow Information
Cash paid for interest	$9,036	$7,860
Cash paid for income taxes	$4,183	$4,556

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$2,374	$2,426
Property and equipment purchased on equipment notes	$100	$26

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Income (Loss)	Interests	Total

BALANCE — January 1, 2009	58,484,242	$6	$262,501	$(31,812)	$(3,415)	$833	$228,113

Acquisition of Yankee Environmental Services	—	—	—	—	—	662	662
Share-based compensation	20,300	—	375	—	—	—	375
Dividends declared and paid	—	—	—	(1,989)	—	—	(1,989)
Comprehensive income (loss):
Net income (loss)	—	—	—	14,745	—	(891)	13,854
Reclassification of derivative loss to earnings	—	—	—	—	3,036	—	3,036
Change in fair value of derivatives	—	—	—	—	437	—	437

Total comprehensive income (loss)						(891)	17,327
BALANCE — June 30, 2009	58,504,542	$6	$262,876	$(19,056)	$58	$604	$244,488

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Income (Loss)	Interests	Total
BALANCE — January 1, 2008	58,459,824	$6	$260,669	$(32,810)	$470	$2,061	$230,396

Acquisition of controlling interest in NASDI	—	—	1,825	—	—	(1,825)	—
Share-based compensation	6,930	—	64	—	—	—	64
Dividends declared and paid	—	—	—	(1,988)	—	—	(1,988)
Comprehensive income:
Net income	—	—	—	1,750	—	232	1,982
Reclassification of derivative loss to earnings	—	—	—	—	(1,881)	—	(1,881)
Change in fair value of derivatives	—	—	—	—	4,178	—	4,178

Total comprehensive income						232	4,279
BALANCE — June 30, 2008	58,466,754	$6	$262,558	$(33,048)	$2,767	$468	$232,751

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

2.              Earnings per share

Basic earnings  per share is computed by dividing Net income  attributable to Great Lakes Dredge & Dock Corporation by the weighted average number of common shares outstanding during the reporting period. Diluted earnings  per share is computed similar to basic earnings  per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Options to purchase 727,483 shares of common stock were outstanding during the three and six month period ended June 30, 2009 but were not included in the computation of earnings per share (“EPS”) because the options were determined to be anti-dilutive.  The potentially dilutive impact of 339,600 issued restricted stock units (“RSUs”) is included in the calculation of diluted earnings per share based on the application of the treasury stock method.  The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation - numerator for basic earnings per share	$7,431	$2,930	$14,745	$1,750
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	58,499	58,464	58,494	58,462
Dilutive impact of restricted stock units issued	55	6	27	3
Denominator for diluted earnings per share adjusted weighted average shares	58,554	58,470	58,521	58,465

Basic earnings per share attributable to Great Lakes Dredge & Dock	$0.13	$0.05	$0.25	$0.03

Diluted earnings per share attributable to Great Lakes Dredge & Dock	$0.13	$0.05	$0.25	$0.03

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At June 30, 2009, the Company held certain derivative contracts, which the Company uses to manage commodity price risk.  Such instruments are not used for trading purposes.  The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$97	$—	$97	$—
Interest rate swap contracts	(568)	—	—	(568)
Total assets measured at fair value	$(471)	$—	$97	$(568)

Interest Rate Swaps

In May 2009, the Company entered into two interest rate swap arrangements, which are effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated debt. The current portion of the fair value asset of the swaps at June 30, 2009 was $471 is recorded in current assets. The long term portion of the fair value liability of the swaps at June 30, 2009 was $1,040 and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The Company verifies the fair value of the interest rate swaps using a quantitative model that contains both observable and unobservable inputs.  The unobservable inputs relate primarily to the LIBOR rate and long-term nature of the contracts.  The Company believes that these unobservable inputs are significant and accordingly the Company has categorized these interest rate swap contracts as Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swap

Balance at Januray 1, 2009	$—
Transfers to Level 3	—
Total unrealized gains or (losses):
Included in earnings	602
Included in other comprehensive income	—
Purchases and settlements	(34)
Balance at June 30, 2009	$(568)

Fuel Hedge Contracts

As of June 30, 2009, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through February 2010. As of June 30, 2009, there were 3.6 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.21 to $2.95 per gallon. At June 30, 2009 and December 31, 2008, the fair value asset (liability) on these contracts was estimated to be $97 and ($5,682), respectively, and is recorded in other current assets (accrued expenses).  The change in fair value of derivatives during the six months ended June 30, 2009 was $437. The remaining gains included in accumulated other comprehensive income at June 30, 2009 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company has categorized these fuel hedges as Level 2.

The Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”) during the first quarter of 2009. SFAS 161 requires enhanced disclosures of an entity’s strategy associated with the use of derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company is exposed to certain market risks, primarily commodity price risk as it relates to the diesel fuel purchase requirements that occur in the normal course of business.  The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts.  The Company does not hold or issue derivatives for speculative or trading purposes.  The Company’s goal is to hedge approximately 80% of the fuel requirements for work in backlog.  At June 30, 2009, the Company had hedged 3.6 million gallons, accounting for 42% of its 2009 forecasted fuel purchases, at a weighted-average price per gallon of $1.86.

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

The fair value of interest rate and fuel hedge contracts outstanding as of June 30, 2009 is as follows:

	Fair Value of Derivatives
	At June 30, 2009
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Current Assets	$471	Other Liabilities	$(1,040)
Fuel hedge contracts	Current Assets	748	Current Assets	(651)

Total Derivatives		$1,219		$(1,691)

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. At June 30, 2009, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000. The fair value of these notes was $149,625 at June 30, 2009, based on indicative market prices.

4.              Share-based compensation

The Company’s 2007 Long-Term Incentive Plan (the “Incentive Plan”), as approved by the Board of Directors on September 18, 2007, permits the grant of stock options, stock appreciation rights, restricted stock and RSUs to its employees and directors for up to 5.8 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders and attract and retain the best possible talent.

On May 13, 2009 and May 20, 2008, the Company granted non-qualified stock options (“NQSOs”) and RSUs to certain employees pursuant to the plan. Compensation cost charged to income related to these stock-based compensation arrangements was $250 and $375 for the three months and six months ended June 30, 2009 and $64 for the three and six months ended June 30, 2008

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date and have 10-year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined based upon a simplified assumption that the NQSOs will be exercised evenly from vesting to expiration under the guidance of Staff Accounting Bulletin No. 110, Topic 14, Share-Based Payment, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life.

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

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 and June 30, 2008 was $1.86 and $2.24, respectively. The fair value of each option was estimated using the following assumptions:

	2009	2008

Expected volatility	60.0%	45.0%

Expected dividends	1.8%	1.3%

Expected term (in years)	5.0 - 6.0	5.5 - 6.5

Risk free rate	2.2%	3.0%

A summary of option activity under the Incentive Plan as of June 30, 2009, and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000’s)

Outstanding as of January 1, 2009	356,774	$5.41	4.9	$—
Granted	371,069	3.82	5.9	356
Exercised	—	—	—	—
Forfeited or Expired	—	—	—	—
Outstanding as of June 30, 2009	727,843	$4.60	5.4	$182

Vested at June 30, 2009	118,925	$5.41	4.9	$—
Vested or expected to vest at June 30, 2009	697,761	4.61	5.4	180

Restricted stock units

RSUs generally vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of June 30, 2009, and changes during the six months ended June 30, 2009 is presented below:

Nonvested Restricted Stock Units	Shares	Grant Date Price	Weighted- Average Grant- Date Fair Value

Outstanding as of January 1, 2009	145,736	$5.41	$5.41
Granted	193,864	3.82	3.82
Vested	—	—	—
Forfeited	—	—	—
Outstanding as of June 30, 2009	339,600	$4.50	$4.50

Vested at June 30, 2009	—	—	—
Vested or expected to vest at June 30, 2009	243,984	$4.63	$4.63

As of June 30, 2009, there was $1.9 million of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

5.              Accounts receivable

Accounts receivable at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Completed contracts	$19,952	$37,119
Contracts in progress	87,395	61,010
Retainage	25,426	23,741
	132,773	121,870
Allowance for doubtful accounts	(1,250)	(1,250)

Total accounts receivable	$131,523	$120,620

6.              Contracts in progress

The components of contracts in progress at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$438,835	$409,304
Amounts billed	(399,488)	(378,732)
Costs and earnings in excess of billings for contracts in progress	39,347	30,572
Costs and earnings in excess of billings for completed contracts	380	344

Total contract revenues in excess of billings	$39,727	$30,916

Billings in excess of costs and earnings:
Amounts billed	$(190,887)	$(145,441)
Costs and earnings for contracts in progress	168,541	125,659

Total billings in excess of contract revenues	$(22,346)	$(19,782)

7.              Intangible assets

The net book value of intangible assets is as follows:

		Accumulated
As of June 30, 2009:	Cost	Amortization	Net

Demolition segment customer relationships	$1,481	$959	$522
Demolition backlog	480	319	161
Software and databases	1,209	778	431
Non-compete	205	34	171
Trade names	88	9	79
Other	83	24	59
Total	$3,546	$2,123	$1,423

		Accumulated
As of December 31, 2008:	Cost	Amortization	Net

Demolition segment customer relationships	$1,300	$871	$429
Demolition Backlog	158	158	—
Software and databases	1,209	707	502
Total	$2,667	$1,736	$931

On January 1, 2009 the Company acquired a 65% interest in Yankee Environmental Services (“Yankee”) resulting in the recognition of intangible assets (See Note 15).

Amortization expense related to the intangible assets is estimated to be $386 for the remainder of 2009, $427 in 2010, $227 in 2011, and $146 in both 2012 and 2013.

8.              Investment in joint ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$3,640	$5,839	$5,607	$10,636

Gross profit (loss)	$201	$491	$(368)	$1,182

Net income (loss)	$(136)	$110	$(1,248)	$378

Great Lakes’ 50% share	$(68)	$55	$(624)	$189

Amboy has a revolving loan with a bank for up to $3,000 which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company does not guarantee any of the outstanding borrowings and accrued interest under the bank agreement.  It is the intent of the joint venture partners to periodically distribute Amboy’s earnings, to the extent allowed by Amboy’s bank agreement.  The Company received distributions from Amboy totaling $271 and $250 for the six months ended June 30, 2009 and June 30, 2008, respectively.

The Company and its Amboy joint venture partner also each own a 50% interest in land that is adjacent to the Amboy property and may be used in conjunction with the Amboy operations. The Company recorded income of $59 and received distributions of $350 related to the property for the six months ended June 30, 2009. The Company’s recorded share of the property is $774 and is reflected in investments in joint ventures.

9.              Accrued expenses

Accrued expenses at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Insurance	$10,949	$10,367
Payroll and employee benefits	6,481	9,968
Accrued fixed equipment costs	3,675	—
Income and other taxes	7,604	2,488
Interest	695	1,037
Fuel hedge liability	—	5,682
Other	1,460	900
Total accrued expenses	$30,864	$30,442

10.       Noncontrolling interests

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

11.       Income taxes

The Company provides for income taxes in interim periods based on an estimated annual effective tax rate adjusted for items that are discrete to each period.  Significant items impacting the effective tax rate at June 30, 2009 and 2008 include amounts associated with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.

The uncertain tax positions of the Company as of June 30, 2009 totaled $2,220 and this amount is unchanged from December 31, 2008.  At both June 30, 2009 and December 31, 2008, approximately $1,091 of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.   The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next twelve months.  Interest and penalties are not significant for the six months ended June 30, 2009 and 2008.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2005 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2005. In the six months ending June 30, 2009, an examination by the State of Illinois for the 2005 and 2004 tax years was completed; the examination did not result in any adjustments.  In foreign jurisdictions in which the Company operates, all significant years prior to 2004 are closed and are no longer subject to examination.

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

12.       Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Dredging
Contract revenues	$128,511	$110,488	$294,823	$210,699
Operating income	16,813	8,122	35,810	7,032

Demolition
Contract revenues	$13,944	$34,834	$26,835	$70,344
Operating income (loss)	(39)	2,173	(2,591)	5,015

Total
Contract revenues	$142,455	$145,322	$321,658	$281,043
Operating income	16,774	10,295	33,219	12,047

In addition, foreign dredging revenue of $45,521 and $89,776 for the three and six months ended June 30, 2009, respectively, and $35,288 and $68,122 for the three and six months ended June 30, 2008, respectively, was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.       Commitments and contingencies

Commercial commitments

The Company has a secured $155,000 bank credit facility, which matures in June 2012.  This credit facility provides for revolving loans, letters of credit and swingline loans.  As of June 30, 2009, the Company had $41,500 of borrowings and $13,268 of letters of credit outstanding, resulting in $71,132 of availability under the Credit Agreement. In late 2008, Lehman Brothers, a 6.5% participant in the credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolver borrowings. As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brothers’ pro-rata portion of the revolver commitment. As of June 30, 2009, the Company had drawn $2,677 of the $10,000 applicable to Lehman Brothers. As such, Lehman Brothers’ remaining $7,323 commitment has not been included in availability under the credit facility.

The Company obtains its performance, bid and payment bonds through a bonding agreement with a surety company.  The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects.  As of June 30, 2009, Great Lakes had outstanding bonds valued at $466,846; however, the revenue value remaining in backlog related to these projects totaled approximately $310,710.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts.  As of June 30, 2009, Great Lakes had $15,703 of letters of credit outstanding under this facility.

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

Legal proceedings and other contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries.  These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.  For a discussion of these matters, please refer to Note 19 Commitments and Contingencies reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ending March 31, 2009.  Except as noted below, there have been no material changes or developments in these matters since December 31, 2008.

Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

The Company or its former subsidiary, NATCO Limited Partnership, are named as defendants in approximately 264 lawsuits, the majority of which were filed between 1989 and 2000. In the second quarter of 2009, one additional lawsuit was filed against the Company.  In these lawsuits, the plaintiffs allege personal injury, primarily fibrosis or asbestosis, from exposure to asbestos on our vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations. However, to date, no plaintiffs with claims against the Company have sought reinstatement.   Management does not believe that these cases will have a material adverse impact on the Company’s financial position, results of operations and cash flows.

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

On October 19, 2006, Great Lakes and the other dredging companies filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina Claims against Great Lakes in the district court, pending resolution of Great Lakes’ exoneration and limitation claims. Roughly 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes, asserting the same basic theory of liability as in the Katrina Claims and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes (the “Limitation Claims”). In addition, all of the dredging companies, including Great Lakes, filed cross-claim against each other in the limitation actions seeking contribution and indemnification. Great Lakes currently believes that it has meritorious claims to either exoneration from all liability or limitation of liability to not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Limitation Claims. On September 7, 2007, Great Lakes filed a motion to dismiss the Limitation Claims. The District Court granted the motion on June 12, 2008, dismissing the Limitation Claims with prejudice. The claimants filed a notice of appeal in the Fifth Circuit and filed their opening appellate brief on February 23, 2009.  The Fifth Circuit stayed the briefing schedule pending issuance of its opinion in the appeal of the Katrina Claims, which was argued on September 4, 2008.  Following issuance of the opinion, briefing will resume followed by oral argument.  Great Lakes maintains $150 million in insurance coverage for the Katrina Claims and Limitation Claims. Great Lakes currently believes that these claims will not have a material adverse impact on its financial condition, results of operations and cash flows.

14.       Effects of recently issued accounting pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. The Company has adopted FSP SFAS 142-3 as of January 1, 2009 for all prospective acquisitions, including the Yankee acquisition (See Note 15).

FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Statement was issued in April 2009 and is effective prospectively for interim reporting periods ending after June 15, 2009. The application of FSP FAS-107-1 and APB-28-1 which were adopted in the second quarter of 2009  expanded the Company’s disclosures regarding the use of fair value in interim periods.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 is effective for interim or annual periods ending on or after June 15, 2009. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has implemented SFAS 165 for the period ended June 30, 2009.The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of that guidance, an entity shall disclose the nature and reason for the change in accounting principle.  Adoption of SFAS 168 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

15.       Yankee Acquisition

On January 1, 2009, the Company acquired Yankee Environmental Services, Inc. (“Yankee”). The acquisition of the business was accomplished as an asset purchase through a new subsidiary, Yankee Environmental Services, LLC. The total purchase price was $1,891 of which NASDI Holdings Corporation (“NASDI Holdings”), a 100% owned subsidiary of Great Lakes Dredge & Dock Corporation, contributed 65% of the purchase price, $1,229, with the remaining 35% of the purchase price paid by other investors, one of which is Christopher A. Berardi, a principal of NASDI Holdings. Yankee provides environmental remediation including asbestos abatement and removal of other hazardous materials to private and government entities including schools, universities, hospitals and other businesses throughout the New England area. Yankee has previously been a subcontractor on many NASDI projects requiring such services. The acquisition of Yankee provides an avenue to diversify the Company’s demolition business to include abatement capabilities which makes NASDI more competitive on jobs requiring these services. Yankee operates within the demolition segment.

The assets and liabilities associated with this 65% interest were adjusted to their estimated fair values. A summary of the allocation of purchase price to the assets acquired is as follows:

Property, plant and equipment	$725
Intangible assets	879
Goodwill	250
Other assets and liabilities	37

Total	$1,891

Noncontrolling interests	662

Company’s interest in Yankee	$1,229

Amortization expense related to these intangible assets is estimated to be $480 in 2009, $135 in 2010, $125 in 2011, $43 in 2012 and 2013.

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,619	$5	$—	$—	$9,624
Accounts receivable—net	131,523	—	—	—	131,523
Receivables from affiliates	7,747	2,155	1,995	(11,897)	—
Contract revenues in excess of billings	39,727	—	—	—	39,727
Inventories	30,131	—	—	—	30,131
Prepaid expenses and other current assets	12,368	—	6,479	(158)	18,689
Total current assets	231,115	2,160	8,474	(12,055)	229,694

PROPERTY AND EQUIPMENT—Net	289,956	—	—	—	289,956
GOODWILL	98,049	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	1,423	—	—	—	1,423
INVESTMENTS IN SUBSIDIARIES	2,160	—	539,075	(541,235)	—
INVENTORIES — Noncurrent	32,531	—	—	—	32,531
INVESTMENTS IN JOINT VENTURES	7,764	—	—	—	7,764
OTHER ASSETS	2,426	—	6,312	(761)	7,977
TOTAL	$665,424	$2,160	$553,861	$(554,051)	$667,394

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	58,149	—	74	—	58,223
Payables to affiliates	11,478	—	—	(11,478)	—
Accrued expenses	23,966	—	7,056	(158)	30,864
Billings in excess of contract revenues	22,346	—	—	—	22,346
Current portion of equipment debt	1,462	—	—	—	1,462
Total current liabilities	117,401	—	7,130	(11,636)	112,895

REVOLVING CREDIT FACILITY	—	—	41,500	—	41,500
7 3/4% SENIOR SUBORDINATED DEBT	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	419	—	—	(419)	—
DEFERRED INCOME TAXES	(1)	—	82,101	(761)	81,339
OTHER	7,926	—	4,246	—	12,172
Total liabilities	125,745	—	309,977	(12,816)	422,906

Total Great Lakes Dredge & Dock Corporation Stockholders’ Equity	539,075	2,160	243,884	(541,235)	243,884
NONCONTROLLING INTERESTS	604	—	—	—	604
TOTAL EQUITY	539,679	2,160	243,884	(541,235)	244,488
TOTAL	$665,424	$2,160	$553,861	$(554,051)	$667,394

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,473	$5	$—	$—	$10,478
Accounts receivable—net	120,620	—	—	—	120,620
Receivables from affiliates	15,372	2,748	11,107	(29,227)	—
Contract revenues in excess of billings	30,916	—	—	—	30,916
Inventories	28,666	—	—	—	28,666
Prepaid expenses and other current assets	15,772	—	9,906	—	25,678
Total current assets	221,819	2,753	21,013	(29,227)	216,358

PROPERTY AND EQUIPMENT—Net	296,885	—	—	—	296,885
GOODWILL	97,799	—	—	—	97,799
OTHER INTANGIBLE ASSETS—Net	931	—	—	—	931
INVESTMENTS IN SUBSIDIARIES	2,753	—	502,722	(505,475)	—
INVENTORIES — Noncurrent	38,024	—	—	—	38,024
INVESTMENTS IN JOINT VENTURES	8,949	—	—	—	8,949
OTHER ASSETS	1,697	—	5,512	—	7,209
TOTAL	$668,857	$2,753	$529,247	$(534,702)	$666,155

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	76,863	—	(1)	—	76,862
Payables to affiliates	7,382	—	—	(7,382)	—
Accrued expenses	28,447	—	1,995	—	30,442
Billings in excess of contract revenues	19,782	—	—	—	19,782
Current portion of equipment debt	1,553	—	—	—	1,553
Total current liabilities	134,027	—	1,994	(7,382)	128,639

REVOLVING CREDIT FACILITY	—	—	41,500	—	41,500
7 3/4% SENIOR SUBORDINATED DEBT	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	21,845	—	—	(21,845)	—
DEFERRED INCOME TAXES	738	—	80,266	—	81,004
OTHER	8,692	—	3,207	—	11,899
Total liabilities	165,302	—	301,967	(29,227)	438,042

Total Great Lakes Dredge & Dock Corporation Stockholders’ Equity	502,722	2,753	227,280	(505,475)	227,280
NONCONTROLLING INTERESTS	833	—	—	—	833
TOTAL EQUITY	503,555	2,753	227,280	(505,475)	228,113
TOTAL	$668,857	$2,753	$529,247	$(534,702)	$666,155

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$142,455	$—	$—	$—	142,455
COST OF CONTRACT REVENUES	(113,852)	—	(45)	—	(113,897)
GROSS PROFIT	28,603	—	(45)	—	28,558

General and administrative expenses	(10,996)	—	(595)	—	(11,591)
Amortization of intangible assets	(193)	—	—	—	(193)
Operating income	17,414	—	(640)	—	16,774

INTEREST EXPENSE, net	11	—	(4,741)	—	(4,730)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	17,454	(17,454)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(9)	—	—	—	(9)

INCOME (LOSS) BEFORE INCOME TAXES	17,416	—	12,073	(17,454)	12,035

INCOME TAX (PROVISION) BENEFIT	38	—	(4,669)	—	(4,631)

NET INCOME (LOSS)	17,454	—	7,404	(17,454)	7,404
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	27	—	27
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$17,454	$—	$7,431	$(17,454)	$7,431

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$145,322	$—	$—	$—	145,322
COST OF CONTRACT REVENUES	(123,653)	—	(61)	—	(123,714)
GROSS PROFIT	21,669	—	(61)	—	21,608

General and administrative expenses	(10,777)	(15)	(456)	—	(11,248)
Amortization of intangible assets	(65)	—	—	—	(65)
Operating income	10,827	(15)	(517)	—	10,295

INTEREST EXPENSE, net	(313)	—	(4,618)	—	(4,931)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(9)	—	9,816	(9,807)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	55	—	—	—	55

INCOME (LOSS) BEFORE INCOME TAXES	10,560	(15)	4,681	(9,807)	5,419

INCOME TAX (PROVISION) BENEFIT	(744)	6	(1,698)	—	(2,436)

NET INCOME (LOSS)	9,816	(9)	2,983	(9,807)	2,983
NET (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(53)	—	(53)
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$9,816	$(9)	$2,930	$(9,807)	$2,930

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$321,658	$—	$—	$—	321,658
COST OF CONTRACT REVENUES	(266,018)	—	(45)	—	(266,063)
GROSS PROFIT	55,640	—	(45)	—	55,595

General and administrative expenses	(20,881)	—	(1,109)	—	(21,990)
Amortization of intangible assets	(386)	—	—	—	(386)
Operating income	34,373	—	(1,154)	—	33,219

INTEREST EXPENSE, net	(35)	—	(8,963)	—	(8,998)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	34,612	(34,612)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(565)	—	—	—	(565)

INCOME (LOSS) BEFORE INCOME TAXES	33,773	—	24,495	(34,612)	23,656

INCOME TAX (PROVISION) BENEFIT	839	—	(10,641)	—	(9,802)

NET INCOME (LOSS)	34,612	—	13,854	(34,612)	13,854
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	891	—	891
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$34,612	$—	$14,745	$(34,612)	$14,745

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$281,043	$—	$—	$—	281,043
COST OF CONTRACT REVENUES	(247,402)	—	(61)	—	(247,463)
GROSS PROFIT	33,641	—	(61)	—	33,580

General and administrative expenses	(20,755)	(30)	(617)	—	(21,402)
Amortization of intangible assets	(131)	—	—	—	(131)
Operating income	12,755	(30)	(678)	—	12,047

INTEREST EXPENSE, net	(922)	—	(7,630)	—	(8,552)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(19)	—	10,281	(10,262)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	189	—	—	—	189

INCOME (LOSS) BEFORE INCOME TAXES	12,003	(30)	1,973	(10,262)	3,684

INCOME TAX (PROVISION) BENEFIT	(1,722)	11	8	—	(1,703)

NET INCOME (LOSS)	10,281	(19)	1,981	(10,262)	1,981
NET (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(231)	—	(231)
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$10,281	$(19)	$1,750	$(10,262)	$1,750

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows provided by operating activities	$22,716	$—	$(10,385)	$—	$12,331
Investing Activities
Purchases of property and equipment	(10,060)	—	—	—	(10,060)
Dispositions of property and equipment	982	—	—	—	982
Acquisition of controlling interest in Yankee	(1,229)	—	—	—	(1,229)
Net cash flows used in investing activities	(10,307)	—	—	—	(10,307)
Financing Activities
Repayments of long-term debt	(829)	—	—	—	(829)
Net change in accounts with affiliates	(12,374)	—	12,374	—	—
Dividends	—	—	(1,989)	—	(1,989)
Repayment of capital lease debt	(60)	—	—	—	(60)
Net cash flows provided by (used in) financing activities	(13,263)	—	10,385	—	(2,878)
Net change in cash and equivalents	(854)	—	—	—	(854)
Cash and equivalents at beginning of period	10,473	5	—	—	10,478
Cash and equivalents at end of period	$9,619	$5	$—	$—	$9,624

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows provided by operating activities	$10,701	$(19)	$(10,449)	$—	$233
Investing Activities
Purchases of property and equipment	(22,753)	—	—	—	(22,753)
Dispositions of property and equipment	341	—	—	—	341
Purchase of Noncontrolling Interest	(5)	—	—	—	(5)
Changes to Restricted Cash	787	—	—	—	787
Net cash flows used in investing activities	(21,630)	—	—	—	(21,630)
Financing Activities					—
Repayments of long-term debt	(968)	—	—	—	(968)
Borrowings under (repayments of) revolving loans—net	—	—	21,000	—	21,000
Net change in accounts with affiliates	10,532	19	(10,551)	—	—
Dividends	(1,988)	—	—	—	(1,988)
Repayment of capital lease debt	(96)	—	—	—	(96)
Net cash flows provided by (used in) financing activities	7,480	19	10,449	—	17,948
Net change in cash and equivalents	(3,449)	—	—	—	(3,449)
Cash and equivalents at beginning of period	8,233	6	—	—	8,239
Cash and equivalents at end of period	$4,784	$6	$—	$—	$4,790

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States.  In addition, the Company is the only U.S. dredging contractor with significant international operations, which represented approximately 30% of its dredging revenues for the first six months of 2009 which is comparable to the Company’s three year average.  The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Beach Nourishment and Maintenance, in which sectors we have experienced an average combined bid market share in the U.S. of 42% over the last three years, including 47%, 44% and 36% of the Capital, Beach Nourishment and Maintenance sectors, respectively.  The Company’s bid market is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints (“bid market”).

The Company’s largest domestic dredging customer is the Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways.  The Company’s dredging revenues for the six months ended June 30, 2009 earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, was approximately 50% as compared with the Company’s three year average of 47%.

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

Results of Operations

The following table sets forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(80.0)	(85.1)	(82.7)	(88.1)
Gross profit	20.0	14.9	17.3	11.9
General and administrative expenses	(8.1)	(7.7)	(6.8)	(7.6)
Amortization of intangible assets	(0.1)	—	(0.1)	—
Operating income	11.8	7.2	10.4	4.3
Interest expense, net	(3.3)	(3.4)	(2.8)	(3.0)
Equity in earnings of joint ventures	—	—	(0.2)	0.1
Income before income taxes	8.5	3.8	7.4	1.4
Income tax provision	(3.3)	(1.7)	(3.0)	(0.6)
Net income	5.2	2.1	4.4	0.8
Net income (loss) attributable to noncontrolling interests	—	—	0.3	(0.1)
Net income attributable to Great Lakes Dredge & Dock Corporation	5.2%	2.1%	4.7%	0.7%

EBITDA	15.9%	10.9%	15.9%	9.0%

EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends.  The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of its primary stakeholders (i.e. its bondholders, banks and investors) use EBITDA to evaluate the Company’s period to period performance.  Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon EBITDA to assess performance for purposes of determining compensation under its incentive plan.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.  As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business.  For these reasons, the Company uses operating income to measure its operating performance and uses EBITDA only as a supplement.  EBITDA is reconciled to net income attributable to Great Lakes Dredge & Dock Corporation in the table of financial results as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Net income attributable to Great Lakes Dredge & Dock Corporation	$7,431	$2,930	153.6%	$14,745	$1,750	742.6%
Adjusted for:
Interest expense, net	4,730	4,931	(4.1)%	8,998	8,552	5.2%
Income tax expense	4,631	2,436	90.1%	9,802	1,703	475.6%
Depreciation and amortization	5,836	5,557	5.0%	17,482	13,214	32.3%
EBITDA	$22,628	$15,854	42.7%	$51,027	$25,219	102.3%

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues as of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2009	2008	Change	2009	2008	Change
Dredging:
Capital - U.S.	$37,720	$45,259	(17)%	$92,198	$76,280	21%
Capital - foreign	45,521	35,288	29%	89,776	68,122	32%
Beach	1,514	9,028	(83)%	23,146	27,141	(15)%
Maintenance	43,756	20,914	109%	89,703	39,156	129%
Demolition	13,944	34,833	(60)%	26,835	70,344	(62)%
	$142,455	$145,322	(2)%	$321,658	$281,043	14%

Total revenue for the quarter ended June 30, 2009 was $142.5 million, virtually unchanged from revenue of $145.3 million for the second quarter of 2008.  Dredging revenue of $128.5 million increased 16% from a year ago due to strong performances from foreign operations and domestic maintenance activities.  Beach work was at low levels in both the 2009 and 2008 second quarters due to continued permitting and funding issues described below. The demolition business has been negatively impacted by the economic downturn and the resulting slowdown in construction activity which resulted in reduced demolition revenue of $13.9 million versus $34.8 million a year ago.  Revenues for the six-month period ended June 30, 2009 increased by more than 14% to $321.7 million compared with $281.0 million for the same 2008 period, primarily as a result of increased dredging activity.

Capital projects include large port deepenings and other infrastructure projects including land reclamations.  Domestic capital dredging revenue decreased $7.5 million, or 17%, in the 2009 second quarter compared to the same 2008 period but increased $15.9 million or 21% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Domestic capital revenue in the quarter and year to date was primarily generated by projects in the Ports of New York, New Jersey and Tampa and coastal restoration in Louisiana.  Foreign revenue increased $10.2 million and $21.7 million, or 29% and 32%, in the 2009 second quarter and first half, respectively, compared to the same 2008 periods.  Foreign revenue was driven by continued work in Bahrain on the Diyar land reclamation project, as well as the impact of full utilization of the vessels that were moved to the Middle East in the first quarter of 2008.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Beach revenue in the 2009 second quarter decreased $7.5 million, compared to the same 2008 quarter. Year to date 2009 revenue of $23.1 million is down $4 million compared to the first half of 2008.  Beach work was lower than historical levels for the first six months of both years as permitting and funding issues have hindered federal, state and local authorities in getting beach work bid over the last 18 months.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenue in the three and six months ended June 30, 2009 increased $22.8 million and $50.5 million, respectively, compared to the same periods of 2008.  While the 2008 maintenance market was strong, the 2009 maintenance market has nearly matched the full 2008 market in just the first six months of 2009.  This is largely the result of a backlog of maintenance projects being put out to bid as well as additional funding coming from the American Recovery and Reinvestment Act.  A number of maintenance projects contributed to this quarter’s revenue, including dredging in Maryland, Mississippi and North Carolina.

Gross profit increased to $28.6 million for the second quarter of 2009 from $21.6 million in 2008 resulting in an increase in gross profit margin (gross profit divided by revenue) to 20.0% versus 14.9% for the same period last year.  Better dredging fleet utilization as a result of the mix of projects performed during the quarter and operating efficiencies on certain domestic projects more than offset mechanical issues on other domestic projects.  The demolition unit’s gross profit was negatively impacted by having lower revenue to cover fixed costs.  Gross profit margin for the six months ended June 30, 2009 increased to 17.3% from 11.9% a year earlier largely due to favorable dredge fleet utilization.  Conversely, 2008 was negatively impacted by the mobilization of the dredge Texas to the Middle East and repairs that were being made to the dredge New York.

Although revenues between the quarters ended June 30, 2009 and 2008 were similar, gross profit margins strengthened substantially.  While the level of fleet utilization (or days the dredges worked) has a significant impact on the quarter’s results, the mix of specific projects on which our dredges perform impacts revenue levels as well as margins.  Therefore, while revenue was similar between the 2009 and 2008 second quarters, the mix of projects as well as the margin on these projects was different and the result was the Company’s gross profit margin strengthened.

The Company’s general and administrative expenses totaled $11.6 million and $22.0 million for the three and six months ended June 30, 2009, respectively, an increase of $0.3 million and $0.6 million from the same periods in 2008.

Operating income for the three and six months ended June 30, 2009 increased by 63% and 176%, respectively, to $16.8 million and $33.2 million from a year ago as a result of increased gross profit and relatively constant general and administrative expenses.

Interest expense, net was $4.7 million and $9.0 million for the three and six months ended June 30, 2009, on par with the same 2008 periods.

Income tax expense for the three and six months ended June 30, 2009 was $4.6 million and $9.8 million, respectively, compared to $2.4 and $1.7 million for the same 2008 periods, primarily as a result of the earnings the Company generated in 2009.  The effective tax rate for the six months ended June 30, 2009 was 40.0%, down from 46.2% at June 30, 2008.  The effective tax rate was lower due to the reorganization of NASDI in 2008 as well as a decrease in the effective state income tax rate due to the decline in income in the demolition segment as well as the location of dredging projects during the period. Net income attributable to Great Lakes Dredge & Dock Corporation of $7.4 million and earnings per diluted share of $0.13 for the second quarter of 2009 compared to $2.9 million and $0.05 for the same 2008 period.  Net income attributable to Great Lakes Dredge & Dock Corporation and earnings per diluted share for the six months ended June 30, 2009 was $14.7 million and $0.25 respectively, compared to $1.8 million and $0.3 for the same 2008 period.

EBITDA (as defined on page 23) was $22.6 million and $51.0 million for the three and six months ended June 30, 2009, respectively, compared with $15.9 million and $25.2 million in the same 2008 periods, due to the strong operating performance in the Company’s dredging segment.

Results by segment

Dredging

Dredging revenues for the three and six months ended June 30, 2009 were $128.5 million and $294.8 million, respectively compared to $110.5 million and $210.7 million for the same periods of 2008.  Dredging revenues for the six months ended June 30, 2009 were driven by high utilization on domestic capital and maintenance projects and foreign work.   The dredging segment generated operating income of $16.8 million and $35.8 million for the three and six months ended June 30, 2009 compared to operating income of $8.1 million and $7.0 million for the same periods of 2008.  2009 results for these periods were driven by high utilization as previously noted and strong margins on domestic projects.  In addition, the first half of 2008 was negatively impacted by downtime related to the mobilization of certain vessels to the Middle East and the temporary loss of the dredge New York after it was struck by another vessel.

Demolition

Demolition revenues for the three months and six months ended June 30, 2009 totaled $13.9 million and $26.8 million, respectively compared to $34.8 million and $70.3 million for the same 2008 periods.  Revenue is down period over period as activity in the demolition segment has been negatively affected by the economic downturn and the resulting slowdown in the construction market.  In addition, in the first half of 2008, NASDI worked on several unique, large dollar value projects that contributed to the high revenue in 2008.  Margins have been negatively impacted by the decreased activity as well as contract losses related to a large development project in downtown Boston that has been delayed due to the economic downturn.   The demolition segment generated an operating loss of $0.04 million and $2.6 million for the three and six months ended June 30, 2009, respectively compared to operating income of $2.2 million and 5.0 million for the same periods of 2008.

Bidding Activity and Backlog

The following table sets forth, by segment and dredging type of work, the Company’s backlog as of the periods indicated:

	June 30,	June 30,
Backlog (in thousands)	2009	2008
Dredging:
Capital - U.S.	$216,494	$218,117
Capital - foreign	79,379	91,087
Beach	11,490	20,736
Maintenance	82,726	25,839
Demolition	23,729	22,582
	$413,818	$378,361

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

Funding from the American Recovery and Reinvestment Act helped stimulate bidding in the 2009 second quarter.  As a result, during the quarter, projects that were already scheduled to bid were able to increase their scope and new projects were also bid from stimulus funding.    The domestic bid market, including capital, beach and maintenance work totaled $339 million, of which maintenance projects accounted for 65%.  This second quarter increase brought the year to date domestic bid market to $521 million, compared with the full year 2008 bid market of $783 million. The Company won 50% of the 2009 year to date domestic bid market, including 44% of the maintenance work bid and 75% of the capital work that included new work bid and options awarded on projects in the Company’s backlog.

Contracted dredging backlog as of June 30, 2009 was $390 million, compared with $356 million at June 30, 2008.  The June 30, 2009 dredging backlog does not reflect approximately $142 million of domestic low bids pending award and additional phases (“options”) pending on projects currently in backlog and the amount remaining as an option on the Diyar contract. The June 30, 2008 dredging backlog did not include approximately $89 million of domestic low bids pending award and options on projects in backlog at that time.

Demolition services backlog at June 30, 2009 was $23.7 million, compared with $22.6 million at June 30, 2008.

Market Outlook

United States.  Funding via the American Recovery and Reinvestment Act helped stimulate bid volume in the second quarter. The Company currently expects work funded under the stimulus plan to continue to be let to bid over the next 10-12 months and continues believe that approximately $350-$400 million will be spent on dredging projects under the stimulus plan.  It is increasingly acknowledged by the Corps how critical it is that we regularly maintain our ports and waterways.  Much of the maintenance work coming out now is due to a lack of focus on maintenance projects over the last several years.  The critical need for these maintenance projects to be completed is helping garner support for the Harbor Maintenance Trust Fund (HMTF) initiative.  It currently appears that a new WRDA bill (Water Resources Development Act) will be introduced by the end of 2009 and the HMTF legislation will be included within this WRDA amendment.

The need to deepen U.S. ports will become more important over the next several years as deeper draft cargo ships are being built and the Panama Canal Expansion moves forward.  Near term domestic capital projects include another section of the New York harbor, work for the U.S. Navy in Norfolk, and other deepening work along the East Coast.  In addition, the Coastal Impact Assistance program and Offshore Continental Shelf program, are still on track to add dollars to the dredging market in the next few years.   The Coastal Impact Assistance Program is a federal plan to provide monies from offshore oil drilling in the Gulf to six coastal states.  The Offshore Continental Shelf program is a longer term plan that apportions money from offshore oil drilling leases back to the impacted states.  While none of these funds have been spent yet, there are efforts by the State of Louisiana and industry coalitions, including those from the oil and gas industry, to push for these expenditures to be made.  In total there are capital projects which, in the aggregate, could provide more than $200 million of opportunities over the next year or two.

A new development in the second quarter of this year was the Supplemental Appropriations Act of 2009 which was signed into law in June.  This legislation appropriates $400 million for barrier island restoration and ecosystem restoration to restore shorelines impacted by historic levels of storm damage along the Mississippi Gulf Coast.  The Corps has indicated that it is in the planning stages to accomplish this restoration and will likely starting bidding projects in late 2010.

State and local authorities are struggling with budget shortfalls due to the current economic recession and as a result, state funding of beach nourishment jobs is down again this year.  Nevertheless, we believe a substantial number of beach projects are scheduled to be bid this year, as many beaches along the East and Gulf Coasts are in critical need of renourishment.

Other.  The $5.25 billion expansion plan for the Panama Canal, which is slated for completion in 2014, continues to move forward.  The Panama Canal Authority is currently scheduled to bid the Atlantic entrance channel dredging project in the third quarter, which could be a good opportunity for certain vessels in our fleet.  Even more importantly, the Panama Canal expansion program will make maintaining and deepening our East and Gulf Coast ports even more essential.  If deeper draft vessels are too large to navigate in our ports, goods destined for the U.S. will bear higher transportation costs.

Middle East. As noted the last two quarters, with the decline in oil prices and contraction in the region’s real estate market, the economic boom in the Middle East has stalled.  The downturn has impacted the scope of the Company’s Diyar contract; specifically, in the first quarter of 2009, part of the contracted backlog became an option that the customer may or may not award.  In addition, the renegotiated contract provides longer payment terms that will result in higher receivable balances for a period of time, currently expected to continue into 2010.

While the economic slowdown has resulted in reduced activity levels, the Company believes that the demand for infrastructure development will present future dredging opportunities in the region.  However, the Company is mobilizing two of its large hydraulic dredges from the Middle East to the U.S. where the Company believes they will have better utilization opportunities.  As two of the Company’s largest revenue producers, this should allow the Company to continue to benefit from the stimulus plan and keep these dredges busy in the domestic market for the remainder of this year and into 2010. In addition, in July a contract was signed for a project in Brazil for which one of the Company’s large hopper dredges, currently in Bahrain will be re-positioned in the third quarter. The Company will continue to look, if necessary, for other opportunities internationally to utilize the dredges remaining in the Middle East.

Demolition. As previously noted, the demolition segment has been negatively impacted by the economic downturn.  Currently the Company is expanding into new geographic markets on the East Coast. In addition, the demolition segment has won several bridge demolition projects, and sees more bidding opportunities in that market which appears to be receiving funding under the stimulus plan.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows generated from operating activities for the six months ended June 30, 2009 were $12.3 million, compared to $0.2 million for the six months ended June 30, 2008.  Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities.  The change in operating cash flow in the first six months of 2009 was primarily related to the increase in net income in the first six months of 2009, versus the same period in 2008.

The Company’s net cash flows used in investing activities for the six months ended June 30, 2009 totaled $10.3 million, compared to $21.6 million for the six months ended June 30, 2008.  Spending in the first six months of 2009 included normal expenditures related to the Company’s fleet.   The cash flows used in investing activities for the six months ended June 30, 2008 included $11.7 million on the dredges Ohio, Reem Island and Noon Island for mobilization and other activities related to placing these vessels into service.

The Company’s net cash flows used in financing activities for the six months ended June 30, 2009 totaled $2.9 million compared to cash flow generated from financing activities of $17.9 million for the six months ended June 30, 2008. Financing activity in the first six months of 2009 and 2008 included $2.0 million in dividends paid.  During the six months ended June 30, 2008 the Company increased borrowings on its revolving credit facility by $21.0 million to finance investing activities, which were funded through operating cash flows in 2009.

The Company paid a $1.0 million dividend in each of the first two quarters of 2009.   The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s senior credit facility and the indenture relating to its senior subordinated debt,  and other factors the Board of Directors deems relevant.  Accordingly the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The Company’s obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of the Company’s operating equipment.  The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable.  The Company’s obligations under its senior subordinated notes are unsecured.  The Company’s bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants.  In late 2008, Lehman Brothers, a 6.5% participant in the Company’s credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolver borrowings.  As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brother’s pro rata portion of their commitment.  As of June 30, 2009, the Company had drawn $2.7 million of the $10 million applicable to Lehman Brothers.  As such, Lehman Brothers’ remaining $7.3 million commitment has not been included in the Company’s availability under its credit facility; however, as the Company has significant capacity on its revolver, this has not presently impacted the Company’s ability to fund working capital needs.  For additional detail, see Note 13 “Commitments and Contingencies” to Condensed Consolidated Financial Statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company’s financial instruments as of June 30, 2009 has not materially changed since December 31, 2008. The market risk profile of the Company on December 31, 2008 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

a)   Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2009.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — Other Information

Item 1. Legal Proceedings — See Note 13 “Commitments and Contingencies” in the Notes To Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes during the six months ended June 30, 2009 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2009 Annual Meeting of Shareholders on May 6, 2009.  In connection with the meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of three directors and (2) the ratification of the Board of Directors’ selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009.  A total of 55,522,331 votes were cast. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below:

a)             In an uncontested election, three nominees of the Board of Directors were elected for three-year terms expiring on the date of the annual meeting in 2012. The votes were as follows:

Director Nominee	For	Withheld	Abstention/Broker non-votes
Bruce J Biemeck	48,650,058	6,872,273	—
Thomas S. Souleles	49,476,566	6,045,765	—
Jason G Weiss	46,684,498	8,837,833	—

The terms of Douglas B Mackie, Nathan Leight, Peter Deutsch, Douglas S. Grissom, and Jonathan W. Berger continued after the meeting.

b)             The ratification of the Board of Director’s selection of Deloitte & Touche LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2009 was approved with the following vote:

Number of Votes
For	50,015,636
Against	1,450,759
Abstain	4,055,936
Broker non-votes	—

Item 5. Other Information

(a)      None.

(b)      Not applicable.

Item 6. Exhibits

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

/s/ Deborah A. Wensel
By: Deborah A. Wensel
Date: August 6, 2009	Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.