Form 10-Q
period 2009-09-30
Great Lakes Dredge & Dock CORP
filed 2009-11-06
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, 58,527,572 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2009

PART I — Financial Information

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,939	$10,478
Accounts receivable — net	124,133	120,620
Contract revenues in excess of billings	37,576	30,916
Inventories	29,550	28,666
Prepaid expenses	2,850	4,684
Other current assets	17,108	20,994

Total current assets	223,156	216,358

PROPERTY AND EQUIPMENT — Net	289,955	296,885
GOODWILL	98,049	97,799
OTHER INTANGIBLE ASSETS — Net	1,230	931
INVENTORIES — Noncurrent	31,453	38,024
INVESTMENTS IN JOINT VENTURES	7,926	8,949
OTHER	7,560	7,209

TOTAL	$659,329	$666,155

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$61,987	$76,862
Accrued expenses	26,703	30,442
Billings in excess of contract revenues	23,517	19,782
Current portion of equipment debt	1,239	1,553

Total current liabilities	113,446	128,639

REVOLVING CREDIT FACILITY	30,000	41,500
7 3/4% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	84,680	81,004
OTHER	11,222	11,899

Total liabilities	414,348	438,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock—$.0001 par value; 90,000,000 authorized, 58,509,912 and 58,484,242 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	6	6
Additional paid-in capital	263,279	262,501
Accumulated deficit	(18,361)	(31,812)
Accumulated other comprehensive loss	(7)	(3,415)

Total Great Lakes Dredge & Dock Corporation Stockholders’ Equity	244,917	227,280

NONCONTROLLING INTERESTS	64	833

Total equity	244,981	228,113

TOTAL	$659,329	$666,155

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Contract revenues	$140,029	$142,809	$461,687	$423,852
Costs of contract revenues	122,962	125,193	389,025	372,656
Gross profit	17,067	17,616	72,662	51,196
General and administrative expenses	11,755	10,971	33,745	32,373
Amortization of intangible assets	193	177	579	308
Operating income	5,119	6,468	38,338	18,515
Interest expense, net	(3,242)	(4,301)	(12,240)	(12,853)
Equity in earnings (loss) of joint ventures	163	61	(402)	250
Income before income taxes	2,040	2,228	25,696	5,912
Income tax provision	(885)	(827)	(10,687)	(2,530)
Net income	1,155	1,401	15,009	3,382
Net (income) loss attributable to noncontrolling interests	540	—	1,431	(231)
Net income attributable to Great Lakes Dredge & Dock Corporation	$1,695	$1,401	$16,440	$3,151

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.03	$0.02	$0.28	$0.05
Basic weighted average shares	58,506	58,473	58,498	58,466

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.03	$0.02	$0.28	$0.05
Diluted weighted average shares	58,688	58,499	58,577	58,476

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$15,009	$3,382
Adjustments to reconcile net income to net cash flows provided by operating activities:
from operating activities:
Depreciation and amortization	24,588	21,256
Equity in (earnings) loss of joint ventures	402	(250)
Distribution from equity joint ventures	621	500
Deferred income taxes	3,597	4,180
Gain on dispositions of property and equipment	(453)	(525)
Amortization of deferred financing fees	1,275	1,464
Share-based compensation expense	778	302
Changes in assets and liabilities:
Accounts receivable	(3,513)	16,746
Contract revenues in excess of billings	(6,647)	(12,682)
Inventories	5,687	(15,517)
Prepaid expenses and other current assets	1,967	(8,789)
Accounts payable and accrued expenses	(12,780)	(2,367)
Billings in excess of contract revenues	3,735	2,235
Other noncurrent assets and liabilities	(155)	1,059
Net cash flows provided by operating activities	34,111	10,994

INVESTING ACTIVITIES:
Purchases of property and equipment	(16,375)	(32,906)
Dispositions of property and equipment	773	799
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	—
Acquisition of controlling interest in NASDI	—	(5)
Changes to restricted cash	—	787
Net cash flows used in investing activities	(16,831)	(31,325)

FINANCING ACTIVITIES:
Repayments of long-term debt	(1,256)	(1,469)
Borrowings under revolving loans—net	(11,500)	28,210
Dividends paid	(2,989)	(2,987)
Repayment of capital lease debt	(74)	(139)
Net cash flows (used in) provided by financing activities	(15,819)	23,615
Net change in cash and equivalents	1,461	3,284
Cash and equivalents at beginning of period	10,478	8,239
Cash and equivalents at end of period	$11,939	$11,523

Supplemental Cash Flow Information
Cash paid for interest	$8,176	$8,328
Cash paid for income taxes	$8,609	$4,724

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$3,780	$3,793
Property and equipment purchased on equipment notes	$243	$1,636

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

BALANCE — January 1, 2009	58,484,242	$6	$262,501	$(31,812)	$(3,415)	$833	$228,113

Acquisition of Yankee Environmental Services	—	—	—	—	—	662	662
Share-based compensation	25,670	—	778	—	—	—	778
Dividends declared and paid	—	—	—	(2,989)	—	—	(2,989)
Comprehensive income (loss):
Net income (loss)	—	—	—	16,440	—	(1,431)	15,009
Reclassification of derivative gain to earnings	—	—	—	—	3,450	—	3,450
Change in fair value of derivatives	—	—	—	—	(42)	—	(42)

Total comprehensive income (loss)						(1,431)	18,417
BALANCE — September 30, 2009	58,509,912	$6	$263,279	$(18,361)	$(7)	$64	$244,981

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

BALANCE — January 1, 2008	58,459,824	$6	$260,669	$(32,810)	$470	$2,061	$230,396

Acquisition of controlling interest in NASDI	—	—	1,676	—	—	(1,824)	(148)
Share-based compensation	19,005	—	302	—	—	—	302
Dividends declared and paid	—	—	—	(2,986)	—	—	(2,986)
Comprehensive income:
Net income	—	—	—	3,151	—	231	3,382
Reclassification of derivative loss to earnings	—	—	—	—	(2,202)	—	(2,202)
Change in fair value of derivatives	—	—	—	—	760	—	760

Total comprehensive income						231	1,940
BALANCE — September 30, 2008	58,478,829	$6	$262,647	$(32,645)	$(972)	$468	$229,504

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.              Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

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

The Company performs its annual assessment of goodwill impairment as of July 1 each year.  The Company performed its annual test of impairment as of July 1, 2009 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date.  The decline in the operating results and related cash flow forecasts in the demolition segment during the past year has reduced the amount by which the estimated fair value of the demolition segment exceeds the carrying value of the demolition segment’s assets.  A more than insignificant decline in the demolition segment’s future operating results or cash flow forecasts versus the segment’s current forecasts could potentially trigger a goodwill impairment charge in a future period.

We evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.              Earnings per share

Basic earnings per share is computed by dividing net income attributable to Great Lakes Dredge & Dock Corporation by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. The dilutive impact of options to purchase 727,483 shares of common stock and 339,600 issued restricted stock units (“RSUs”) is included in the calculation of diluted earnings per share (“EPS”) based on the application of the treasury stock method.  The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation - numerator for basic earnings per share	$1,695	$1,401	$16,440	$3,151
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	58,506	58,473	58,498	58,466
Dilutive impact of restricted stock units issued	139	26	65	10
Dilutive impact of stock options issued	43	—	14	—
Denominator for diluted earnings per share adjusted weighted average shares	58,688	58,499	58,577	58,476

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.03	$0.02	$0.28	$0.05

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.03	$0.02	$0.28	$0.05

3.              Fair value measurements

The Company defines fair value in accordance with GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy has been established by GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The accounting guidance describes three levels of inputs that may be used to measure fair value:

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At September 30, 2009, the Company held certain derivative contracts, which the Company uses to manage commodity price and interest rate risk.  Such instruments are not used for trading purposes.  The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$(12)	$—	$(12)	$—
Interest rate swap contracts	259	—	—	259
Total assets measured at fair value	$247	$—	$(12)	$259

Interest Rate Swaps

In May 2009, the Company entered into two interest rate swap arrangements, which are effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated debt. The current portion of the fair value asset of the swaps is $653 at September 30, 2009 and is recorded in current assets. The long term portion of the fair value liability of the swaps at September 30, 2009 was $394 and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps

Balance at Januray 1, 2009	$—
Total unrealized gains or (losses)
included in earnings	(225)
Included in other comprehensive income	—
Purchases and settlements	(34)
Balance at September 30, 2009	$259

Fuel Hedge Contracts

As of September 30, 2009, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through August 2010. As of September 30, 2009, there were 7.2 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.21 to $2.08 per gallon. At September 30, 2009 and December 31, 2008, the fair value liability on these contracts was estimated to be $12 and $5,682, respectively, and is recorded in other accrued expenses.  The change in fair value of derivatives during the nine months ended September 30, 2009 was ($42). The remaining gains included in accumulated other comprehensive income at September 30, 2009 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company has categorized these fuel hedges as Level 2.

The Company is exposed to certain market risks, primarily commodity price risk as it relates to the diesel fuel purchase requirements that occur in the normal course of business.  The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts.  The Company does not hold or issue derivatives for speculative or trading purposes.  The Company’s goal is to hedge approximately 80% of the fuel requirements for work in backlog.  At September 30, 2009, the Company had hedged 7.2 million gallons, accounting for 71% of its forecasted fuel purchases for the next eleven months, at a weighted-average price per gallon of $1.89.

The Company designates the commodity swap contracts as cash flow hedges under generally accepted accounting principles.  Accordingly, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions. Changes in the fair value of these hedge positions are recognized within cost of revenue, in the condensed consolidated statement of operations, offsetting the gain or loss from the hedged item.

The Company formally assesses, at inception and on an ongoing basis, the effectiveness of hedges in offsetting changes in the cash flows of hedged items. Hedge accounting treatment is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions), (2) the derivative expires or is sold, terminated or exercised, (3) it is no longer probable that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.  If management elects to stop hedge accounting for its fuel hedges, it would be on a prospective basis and any hedges in place would be recognized in Other Comprehensive Income until all the related forcasted fuel purchases were made.

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

The fair value of interest rate and fuel hedge contracts outstanding as of September 30, 2009 is as follows:

	Fair Value of Derivatives
	At September 30, 2009
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Current Assets	$653	Other Liabilities	$(394)
Fuel hedge contracts	Current Assets	16	Accrued expenses	(28)
Total Derivatives		$669		$(422)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. At September 30, 2009, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000. The fair value of these notes was $170,625 at September 30, 2009, based on indicative market prices.

4.              Share-based compensation

The Company’s 2007 Long-Term Incentive Plan (the “Incentive Plan”) permits the grant of stock options, stock appreciation rights, restricted stock and RSUs to its employees and directors for up to 5.8 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders and attract and retain the best possible talent.

In May of 2009 and 2008, the Company granted non-qualified stock options (“NQSOs”) and RSUs to certain employees pursuant to the plan. In addition all non-employee directors on the Company’s board are paid a portion of their compensation in stock grants. Compensation cost charged to income related to these stock-based compensation arrangements was $403 and $778 for the three months and nine months ended September 30, 2009 and $238 and $302 for the three and nine months ended September 30, 2008

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date and have 10-year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined based upon a simplified assumption that the NQSOs will be exercised evenly from vesting to expiration, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life.

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

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and September 30, 2008 was $1.86 and $2.24, respectively. The fair value of each option was estimated using the following assumptions:

	2009	2008

Expected volatility	60.0%	45.0%

Expected dividends	1.8%	1.3%

Expected term (in years)	5.0 - 6.0	5.5 - 6.5

Risk free rate	2.2%	3.0%

A summary of option activity under the Incentive Plan as of September 30, 2009, and changes during the nine months then ended is presented below:

Options	Shares	Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000’s)

Outstanding as of January 1, 2009	356,774	$5.41	4.6	$560
Granted	371,069	3.82	5.6	1,173
Exercised	—	—	—	—
Forfeited or Expired	—	—	—	—
Outstanding as of September 30, 2009	727,843	$4.60	5.2	$872

Vested at September 30, 2009	118,925	$5.41	4.6	$560
Vested or expected to vest at September 30, 2009	697,761	$4.61	5.2	$870

Restricted stock units

RSUs generally vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of September 30, 2009, and changes during the nine months ended September 30, 2009 is presented below:

Nonvested Restricted Stock Units	Shares	Grant Date Price	Weighted- Average Grant- Date Fair Value

Outstanding as of January 1, 2009	145,736	$5.41	$5.41
Granted	193,864	3.82	3.82
Vested	—	—	—
Forfeited	—	—	—
Outstanding as of September 30, 2009	339,600	$4.50	$4.50

Vested at September 30, 2009	—	$—	$—
Vested or expected to vest at September 30, 2009	243,984	$4.63	$4.60

As of September 30, 2009, there was $1.7 million of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

5.              Accounts receivable

Accounts receivable at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Completed contracts	$11,239	$37,119
Contracts in progress	84,782	61,010
Retainage	29,362	23,741
	125,383	121,870
Allowance for doubtful accounts	(1,250)	(1,250)

Total accounts receivable	$124,133	$120,620

Approximately $46 million of accounts receivable — contracts in progress as of September 30, 2009 relates to dredging contracts with the government of Bahrain.  Included in that balance are amounts owed related to one project on which the Company has signed a contract amendment revising, among other items, the payment terms. These revised terms require the customer to pay a specific amount each month that may or may not equal the amount billed by the Company for work completed that month. Currently the Company has billed amounts in excess of the specific payment requirements. The Company expects the work under the contract to be completed and all progress billings to be paid by the end of 2010.

6.              Contracts in progress

The components of contracts in progress at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$264,049	$409,304
Amounts billed	(226,817)	(378,732)
Costs and earnings in excess of billings for contracts in progress	37,232	30,572
Costs and earnings in excess of billings for completed contracts	344	344

Total contract revenues in excess of billings	$37,576	$30,916

Billings in excess of costs and earnings:
Amounts billed	$(384,061)	$(145,441)
Costs and earnings for contracts in progress	360,544	125,659

Total billings in excess of contract revenues	$(23,517)	$(19,782)

7.              Intangible assets

The net book value of intangible assets is as follows:

		Accumulated
As of September 30, 2009:	Cost	Amortization	Net

Demolition segment customer relationships	$1,481	$1,003	$478
Demolition backlog	480	399	81
Software and databases	1,209	814	395
Non-compete agreement	205	51	154
Trade names	88	13	75
Other	83	36	47
Total	$3,546	$2,316	$1,230

		Accumulated
As of December 31, 2008:	Cost	Amortization	Net

Demolition segment customer relationships	$1,300	$871	$429
Demolition backlog	158	158	—
Software and databases	1,209	707	502
Total	$2,667	$1,736	$931

On January 1, 2009 the Company acquired a 65% interest in Yankee Environmental Services (“Yankee”) resulting in the recognition of intangible assets (See Note 15).

Amortization expense related to the intangible assets is estimated to be $193 for the remainder of 2009, $427 in 2010, $227 in 2011, and $146 in both 2012 and 2013.

8.              Investment in joint ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$4,834	$5,103	$10,441	$15,739

Gross profit (loss)	$873	$500	$505	$1,682

Net income (loss)	$332	$122	$(916)	$500

Great Lakes’ 50% share	$166	$61	$(458)	$250

Amboy has a revolving loan with a bank for up to $3,000 which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company does not guarantee any of the outstanding borrowings and accrued interest under the bank agreement.  It is the intent of the joint venture partners to periodically distribute Amboy’s earnings, to the extent allowed by Amboy’s bank agreement.  The Company received distributions from Amboy totaling $271 and $500 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

The Company and its Amboy joint venture partner also each own a 50% interest in land that is adjacent to the Amboy property and may be used in conjunction with the Amboy operations. The Company recorded income of $56 and received distributions of $350 related to the property for the nine months ended September 30, 2009. The Company’s recorded share of the property is $770 and is reflected in investments in joint ventures.

9.              Accrued expenses

Accrued expenses at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Insurance	$8,927	$10,367
Payroll and employee benefits	7,750	9,968
Interest	4,085	1,037
Percentage of completion adjustment	3,230	—
Income and other taxes	1,270	2,488
Fuel hedge liability	28	5,682
Other	1,413	900
Total accrued expenses	$26,703	$30,442

10.       Noncontrolling interests

Effective January 1, 2009, the Company adopted the accounting and disclosure guidance for noncontrolling interests which requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. As a result of the adoption, the Company has recharacterized minority interests as noncontrolling interests, a component of equity in the Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Statement of Operations.  The prior periods presented have also been reclassified to conform to the current classification required by GAAP.

11.       Income taxes

The Company provides for income taxes in interim periods based on an estimated annual effective tax rate adjusted for items that are discrete to each period.  Significant items impacting the effective tax rate at September 30, 2009 and 2008 include uncertain income tax positions, which, under GAAP, requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.

The uncertain tax positions of the Company as of September 30, 2009 totaled $1,785, a reduction of $435 from the December 31, 2008 balance of $2,220.  At September 30, 2009, the unrecognized tax benefits totaled $913 while at December 31, 2008, the balance was $1,091.  Total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company does not anticipate the total amount of unrecognized tax benefits will significantly change over the next twelve months.  Interest and penalties are not significant for the nine months ended September 30, 2009 and 2008.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2006 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2006. In the nine months ended September 30, 2009, an examination by the State of Illinois for the 2005 and 2004 tax years was completed; the examination did not result in any adjustments.  In foreign jurisdictions in which the Company operates, all significant years prior to 2004 are closed and are no longer subject to examination.

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

The effective tax rate for the nine months ended September 30, 2009 was 39.4%, down from 42.7% at September 30, 2008.  The effective tax rate was lower due to the reorganization of NASDI in 2008 as well as a decrease in the effective state income tax rate due to the decline in income in the demolition segment as well as the location of dredging projects during the period.  The effective tax rate for the nine months ended September 30, 2009 is now comparable to the statutory rate.

12.       Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance of the two segments. Segment information for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Dredging
Contract revenues	$128,375	$123,815	$423,198	$334,515
Operating income	6,618	6,603	42,428	13,635

Demolition
Contract revenues	$11,654	$18,994	$38,489	$89,337
Operating income (loss)	(1,499)	(135)	(4,090)	4,880

Total
Contract revenues	$140,029	$142,809	$461,687	$423,852
Operating income	5,119	6,468	38,338	18,515

In addition, foreign dredging revenue of $25,264 and $115,040 for the three and nine months ended September 30, 2009, respectively, and $50,837 and $118,959 for the three and nine months ended September 30, 2008, respectively, was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.       Commitments and contingencies

Commercial commitments

The Company has a secured $155,000 bank credit facility, which matures in June 2012.  This credit facility provides for revolving loans, letters of credit and swingline loans.  As of September 30, 2009, the Company had $30,000 of borrowings and $12,984 of letters of credit outstanding, and $103,950 of remaining availability under the Credit Agreement. In late 2008, Lehman Brothers, a 6.5% participant in the credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolver borrowings. As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brothers’ pro-rata portion of the revolver commitment. As of September 30, 2009, the Company had drawn $1,936 of the $10,000 applicable to Lehman Brothers. As such, Lehman Brothers’ remaining $8,064 commitment has not been included in availability under the credit facility.

The Company obtains its performance, bid and payment bonds through a bonding agreement with a surety company.  The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects.  As of September 30, 2009, Great Lakes had outstanding bonds valued at $535,974; however, the revenue value remaining in backlog related to these projects totaled approximately $343,303.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts.  As of September 30, 2009, Great Lakes had $15,703 of letters of credit outstanding under this facility.

The Company has also $175,000 of 7.75% senior subordinated notes outstanding, which mature in December 2013.

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

Legal proceedings and other contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries.  These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.  For a discussion of these matters, please refer to Note 19 Commitments and Contingencies reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarters ending March 31, 2009 and June 30, 2009.  Except as noted below, there have been no material changes or developments in these matters since December 31, 2008.

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

14.       Effects of recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards.

15.       Yankee Acquisition

On January 1, 2009, the Company acquired Yankee. The acquisition of the business was accomplished as an asset purchase through a new subsidiary, Yankee Environmental Services, LLC. The total purchase price was $1,891 of which NASDI Holdings Corporation (“NASDI Holdings”), a 100% owned subsidiary of Great Lakes Dredge & Dock Corporation, contributed 65% of the purchase price, $1,229, with the remaining 35% of the purchase price paid by other investors, one of which is Christopher A. Berardi, a principal of NASDI Holdings. Yankee provides environmental remediation including asbestos abatement and removal of other hazardous materials to private and government entities including schools, universities, hospitals and other businesses throughout the New England area. Yankee has previously been a subcontractor on many NASDI projects requiring such services. The acquisition of Yankee provides an avenue to diversify the Company’s demolition business to include abatement capabilities which makes NASDI more competitive on jobs requiring these services. Yankee operates within the demolition segment.

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

16.       Supplemental unaudited condensed consolidating financial information

Included in the Company’s long-term debt is $175,000 of 7.75% senior subordinated notes which will mature on December 15, 2013. The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiary and for Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”).

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,930	$9	$—	$—	$11,939
Accounts receivable—net	124,133	—	—	—	124,133
Receivables from affiliates	24,551	2,151	—	(26,702)	—
Contract revenues in excess of billings	37,576	—	—	—	37,576
Inventories	29,550	—	—	—	29,550
Prepaid expenses	2,565	—	285	—	2,850
Other current assets	10,492	—	6,662	(6)	17,108
Total current assets	240,797	2,160	6,907	(26,708)	223,156

PROPERTY AND EQUIPMENT—Net	289,955	—	—	—	289,955
GOODWILL	98,049	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	1,230	—	—	—	1,230
INVESTMENTS IN SUBSIDIARIES	2,160	—	546,651	(548,811)	—
NOTES RECEIVABLE FROM AFFILIATES	242	—	—	(242)	—
INVENTORIES — Noncurrent	31,453	—	—	—	31,453
INVESTMENTS IN JOINT VENTURES	7,926	—	—	—	7,926
OTHER ASSETS	1,952	—	5,912	(304)	7,560
TOTAL	$673,764	$2,160	$559,470	$(576,065)	$659,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	61,987	—	—	—	61,987
Payables to affiliates	9,737	—	16,965	(26,702)	—
Accrued expenses	22,752	—	3,957	(6)	26,703
Billings in excess of contract revenues	23,517	—	—	—	23,517
Current portion of equipment debt	1,239	—	—	—	1,239
Total current liabilities	119,232	—	20,922	(26,708)	113,446

REVOLVING CREDIT FACILITY	—	—	30,000	—	30,000
7 3/4% SENIOR SUBORDINATED DEBT	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	242	—	—	(242)	—
DEFERRED INCOME TAXES	—	—	84,984	(304)	84,680
OTHER	7,575	—	3,647	—	11,222
Total liabilities	127,049	—	314,553	(27,254)	414,348

Total Great Lakes Dredge & Dock Corporation Stockholders’ Equity	546,651	2,160	244,917	(548,811)	244,917
NONCONTROLLING INTERESTS	64	—	—	—	64
TOTAL EQUITY	546,715	2,160	244,917	(548,811)	244,981
TOTAL	$673,764	$2,160	$559,470	$(576,065)	$659,329

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,473	$5	$—	$—	$10,478
Accounts receivable—net	120,620	—	—	—	120,620
Receivables from affiliates	15,372	2,748	11,107	(29,227)	—
Contract revenues in excess of billings	30,916	—	—	—	30,916
Inventories	28,666	—	—	—	28,666
Prepaid expenses	2,877	—	1,807	—	4,684
Other current assets	12,895	—	8,099	—	20,994
Total current assets	221,819	2,753	21,013	(29,227)	216,358

PROPERTY AND EQUIPMENT—Net	296,885	—	—	—	296,885
GOODWILL	97,799	—	—	—	97,799
OTHER INTANGIBLE ASSETS—Net	931	—	—	—	931
INVESTMENTS IN SUBSIDIARIES	2,753	—	502,722	(505,475)	—
NOTES RECEIVABLE FROM AFFILIATES	—	—	—	—	—
INVENTORIES — Noncurrent	38,024	—	—	—	38,024
INVESTMENTS IN JOINT VENTURES	8,949	—	—	—	8,949
OTHER ASSETS	1,697	—	5,512	—	7,209
TOTAL	$668,857	$2,753	$529,247	$(534,702)	$666,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	76,863	—	(1)	—	76,862
Payables to affiliates	7,382	—	—	(7,382)	—
Accrued expenses	28,447	—	1,995	—	30,442
Billings in excess of contract revenues	19,782	—	—	—	19,782
Current portion of equipment debt	1,553	—	—	—	1,553
Total current liabilities	134,027	—	1,994	(7,382)	128,639

REVOLVING CREDIT FACILITY	—	—	41,500	—	41,500
7 3/4% SENIOR SUBORDINATED DEBT	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	21,845	—	—	(21,845)	—
DEFERRED INCOME TAXES	738	—	80,266	—	81,004
OTHER	8,692	—	3,207	—	11,899
Total liabilities	165,302	—	301,967	(29,227)	438,042

Total Great Lakes Dredge & Dock Corporation Stockholders’ Equity	502,722	2,753	227,280	(505,475)	227,280
NONCONTROLLING INTERESTS	833	—	—	—	833
TOTAL EQUITY	503,555	2,753	227,280	(505,475)	228,113
TOTAL	$668,857	$2,753	$529,247	$(534,702)	$666,155

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$140,029	$—	$—	$—	140,029
COST OF CONTRACT REVENUES	(122,962)	—	—	—	(122,962)
GROSS PROFIT	17,067	—	—	—	17,067

OPERATING EXPENSES
General and administrative expenses	(10,448)	—	(1,307)	—	(11,755)
Amortization of intangibles	(193)	—	—	—	(193)
Total operating income	6,426	—	(1,307)	—	5,119

INTEREST EXPENSE (Net)	(47)	—	(3,195)	—	(3,242)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	7,147	(7,147)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	163	—	—	—	163

INCOME (LOSS) BEFORE INCOME TAXES	6,542	—	2,645	(7,147)	2,040

INCOME TAX (PROVISION) BENEFIT	605	—	(1,490)	—	(885)

NET INCOME (LOSS)	7,147	—	1,155	(7,147)	1,155
NONCONTROLLING INTEREST	—	—	540	—	540
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$7,147	$—	$1,695	$(7,147)	$1,695

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$142,809	$—	$—	$—	142,809
COST OF CONTRACT REVENUES	(125,192)	—	(1)	—	(125,193)
GROSS PROFIT	17,617	—	(1)	—	17,616

OPERATING EXPENSES
General and administrative expenses	(10,424)	(15)	(532)	—	(10,971)
Amortization of intangibles	(177)	—	—	—	(177)
Total operating income	7,016	(15)	(533)	—	6,468

INTEREST EXPENSE (Net)	(32)	—	(4,269)	—	(4,301)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(26)	—	7,145	(7,119)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	61	—	—	—	61

INCOME (LOSS) BEFORE INCOME TAXES	7,019	(15)	2,343	(7,119)	2,228

INCOME TAX (PROVISION) BENEFIT	126	(11)	(942)	—	(827)

NET INCOME (LOSS)	7,145	(26)	1,401	(7,119)	1,401
NONCONTROLLING INTEREST	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$7,145	$(26)	$1,401	$(7,119)	$1,401

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$461,687	$—	$—	$—	461,687
COST OF CONTRACT REVENUES	(388,980)	—	(45)	—	(389,025)
GROSS PROFIT	72,707	—	(45)	—	72,662

OPERATING EXPENSES
General and administrative expenses	(31,329)	—	(2,416)	—	(33,745)
Amortization of intangibles	(579)	—	—	—	(579)
Total operating income	40,799	—	(2,461)	—	38,338

INTEREST EXPENSE (Net)	(82)	—	(12,158)	—	(12,240)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	41,759	(41,759)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(402)	—	—	—	(402)

INCOME (LOSS) BEFORE INCOME TAXES	40,315	—	27,140	(41,759)	25,696

INCOME TAX (PROVISION) BENEFIT	1,444	—	(12,131)	—	(10,687)

NET INCOME (LOSS)	41,759	—	15,009	(41,759)	15,009
NONCONTROLLING INTEREST	—	—	1,431	—	1,431
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$41,759	$—	$16,440	$(41,759)	$16,440

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

CONTRACT REVENUES	$423,852	$—	$—	$—	423,852
COST OF CONTRACT REVENUES	(372,594)	—	(62)	—	(372,656)
GROSS PROFIT	51,258	—	(62)	—	51,196

OPERATING EXPENSES
General and administrative expenses	(31,179)	(45)	(1,149)	—	(32,373)
Amortization of intangibles	(308)	—	—	—	(308)
Total operating income	19,771	(45)	(1,211)	—	18,515

INTEREST EXPENSE (Net)	(954)	—	(11,899)	—	(12,853)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(45)	—	17,426	(17,381)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	250	—	—	—	250

INCOME (LOSS) BEFORE INCOME TAXES	19,022	(45)	4,316	(17,381)	5,912

INCOME TAX (PROVISION) BENEFIT	(1,596)	—	(934)	—	(2,530)

NET INCOME (LOSS)	17,426	(45)	3,382	(17,381)	3,382
NONCONTROLLING INTEREST	—	—	(231)	—	(231)
NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$17,426	$(45)	$3,151	$(17,381)	$3,151

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows provided by operating activities	$51,206	$—	$(17,095)	$—	$34,111
Investing Activities
Purchases of property and equipment	(16,375)	—	—	—	(16,375)
Dispositions of property and equipment	773	—	—	—	773
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	—	—	—	(1,229)
Net cash flows used in investing activities	(16,831)	—	—	—	(16,831)
Financing Activities
Repayments of long-term debt	(1,256)	—	—	—	(1,256)
Borrowings under (repayments of) revolving loans—net	(11,500)	—	—	—	(11,500)
Net change in accounts with affiliates	(20,088)	4	20,084	—	—
Dividends	—	—	(2,989)	—	(2,989)
Repayment of capital lease debt	(74)	—	—	—	(74)
Net cash flows provided by (used in) financing activities	(32,918)	4	17,095	—	(15,819)
Net change in cash and equivalents	1,457	4	—	—	1,461
Cash and equivalents at beginning of period	10,473	5	—	—	10,478
Cash and equivalents at end of period	$11,930	$9	$—	$—	$11,939

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

UNAUDITED

(in thousands)

	Guarantor	Other	GLDD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows provided by operating activities	$25,330	$(45)	$(14,291)	$—	$10,994
Investing Activities
Purchases of property and equipment	(32,906)	—	—	—	(32,906)
Dispositions of property and equipment	799	—	—	—	799
Loan to related party	—	—	—	—	—
Purchase of Minority Interest	(5)	—	—	—	(5)
Changes to Restricted Cash	787	—	—	—	787
Net cash flows used in investing activities	(31,325)	—	—	—	(31,325)
Financing Activities					—
Repayments of long-term debt	(1,469)	—	—	—	(1,469)
Borrowings under (repayments of) revolving loans—net	—	—	28,210	—	28,210
Net change in accounts with affiliates	10,532	19	(10,551)	—	—
Dividends	(2,987)	—	—	—	(2,987)
Repayment of capital lease debt	(139)	—	—	—	(139)
Net cash flows provided by (used in) financing activities	5,937	19	17,659	—	23,615
Net change in cash and equivalents	(58)	(26)	3,368	—	3,284
Cash and equivalents at beginning of period	8,233	6	—	—	8,239
Cash and equivalents at end of period	$8,175	$(20)	$3,368	$—	$11,523

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 and in other securities filings by Great Lakes with the SEC.

Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. The Company’s future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in the Company’s Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

General

The Company is the largest provider of dredging services in the United States.  In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented approximately 27% of its dredging revenues for the first nine months of 2009 which is slightly below the Company’s prior three year average of 30%.  The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways.  The Company’s dredging revenues for the nine months ended September 30, 2009 earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 55% as compared with the Company’s three year average of 47%.

The Company also owns a majority interest in NASDI, LLC (“NASDI”), a demolition service provider located in the Boston, Massachusetts area.  Demolition revenues accounted for 8.3% of total revenues for the first nine months of 2009, compared with the prior three year average of 14.8%.  NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials.  The majority of NASDI’s work has historically been performed in the New England area; however, NASDI is currently expanding into New York and other New England states.  In January 2009, the Company acquired a 65% interest in Yankee Environmental Services LLC (“Yankee”), a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials for private and governmental entities.  Prior to this acquisition, Yankee served as a subcontractor on many NASDI projects.

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

In August, the Company completed an underwritten secondary offering of approximately 12.5 million shares of its common stock owned primarily by Madison Dearborn Capital Partners IV, L.P.  All proceeds of this offering were received by the selling shareholders, not by the Company.  This transaction has increased the trading liquidity for the Company’s common stock and expanded its shareholder base.

The Company operates in two reportable segments:  dredging and demolition.

Results of Operations

The following table sets forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(87.8)	(87.7)	(84.3)	(87.9)
Gross profit	12.2	12.3	15.7	12.1
General and administrative expenses	(8.4)	(7.7)	(7.3)	(7.6)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Operating income	3.7	4.5	8.3	4.4
Interest expense, net	(2.3)	(3.0)	(2.7)	(3.0)
Equity in earnings (loss) of joint ventures	0.1	—	(0.1)	0.1
Income before income taxes	1.5	1.5	5.5	1.5
Income tax provision	(0.6)	(0.6)	(2.3)	(0.6)
Net income	0.9	0.9	3.2	0.9
Net income (loss) attributable to noncontrolling interests	0.4	—	0.3	(0.1)
Net income attributable to Great Lakes Dredge & Dock Corporation	1.3%	0.9%	3.5%	0.8%

EBITDA	9.2%	10.2%	13.9%	9.4%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Net income attributable to Great Lakes Dredge & Dock Corporation	$1,695	$1,401	21.0%	$16,440	$3,151	421.7%
Adjusted for:
Interest expense, net	3,242	4,301	(24.6)%	12,240	12,853	(4.8)%
Income tax expense	885	827	7.0%	10,687	2,530	322.4%
Depreciation and amortization	7,106	8,042	(11.6)%	24,588	21,256	15.7%
EBITDA	$12,928	$14,571	(11.3)%	$63,955	$39,790	60.7%

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2009	2008	Change	2009	2008	Change
Dredging:
Capital - U.S.	$43,660	$37,313	17%	$135,858	$113,593	20%
Capital - foreign	25,264	50,837	(50)%	115,040	118,959	(3)%
Beach	23,152	7,045	229%	46,298	34,186	35%
Maintenance	36,299	28,621	27%	126,002	67,777	86%
Demolition	11,654	18,993	(39)%	38,489	89,337	(57)%
	$140,029	$142,809	(2)%	$461,687	$423,852	9%

Total revenue for the quarter ended September 30, 2009 was $140.0 million, down slightly from revenue of $142.8 million for the third quarter of 2008.  Dredging revenue of $128.4 million increased nearly $4.6 million, or 4% from a year ago as strong domestic operations more than offset a significant decline in foreign work. The demolition business continues to be negatively impacted by the economic recession and the resulting slowdown in construction activity which resulted in reduced demolition revenue of $11.7 million versus $19.0 million a year ago, a decrease of $7.3 million or 38.6%.  Total revenues for the nine-month period ended September 30, 2009 increased by 9% to $461.7 million compared with $423.9 million for the same 2008 period, primarily as a result of increased domestic dredging activity more than offsetting decreased foreign dredging and demolition activity.

Capital projects include large port deepenings and other infrastructure projects including land reclamations.  Domestic capital dredging revenue increased $6.3 million, or 17%, and $22.3 million, or 20%, in the 2009 third quarter and first nine months, respectively, compared to the same 2008 periods.  Domestic capital revenue in the quarter and year to date was primarily generated by projects in the Ports of New York, New Jersey, Tampa and Jacksonville and coastal restoration in Louisiana.  Foreign revenue decreased $25.6 million and $3.9 million, or 50% and 3%, in the 2009 third quarter and first nine months, respectively, compared to the same 2008 periods.  As expected, foreign revenue decreased in the quarter as work slowed on foreign contracts in backlog and potential projects continued to be delayed.  Foreign revenue was driven by continued work in Bahrain on the Diyar land reclamation project.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Beach revenue in the 2009 third quarter increased $16.1 million, compared to the same 2008 quarter. Year to date revenue of $46.3 million increased $12.1 million compared to the first nine months of 2008.  Beach work rebounded in the third quarter as numerous beach projects that had been hindered by permitting and funding issues were finally bid.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenue in the three and nine months ended September 30, 2009 increased $7.7 million and $58.2 million, respectively, compared to the same periods of 2008.  The 2009 year to date maintenance market of $483 million is approximately $200 million greater than the previous five year average for that market and is translating into record maintenance revenue for the Company.  This is largely the result of a backlog of maintenance projects being put out to bid as well as additional funding coming from the American Recovery and Reinvestment Act.  A number of maintenance projects contributed to this quarter’s revenue, including maintenance dredging in Oregon and the Gulf of Mexico.

Gross profit for the 2009 third quarter declined $0.5 million , or 2.9%, to $17.1 million from $17.6 million a year earlier.  Gross profit margin (gross profit divided by revenues) for the 2009 third quarter was 12.2% and while comparable to that of the prior year, was down from 17.3% gross profit margin achieved in the first half of 2009.  Fleet utilization was down during the quarter due to the mobilization of the dredges Texas and California from the Middle East as well as three other dredges that were in required dry-dock service for a significant portion of the quarter.  In addition, costs for mobilization of the dredge California combined with the expected project cost, will not be fully covered by revenue from the first two projects booked to this vessel.  As a result approximately $3.0 million of additional expense was recognized in the 2009 third quarter which lowered gross profit margin by 2%.  The demolition unit’s gross profit was negatively impacted as the demolition unit had lower revenue to cover fixed costs.  Gross profit margin for the nine months ended September 30, 2009 increased to 15.7% from 12.1% a year earlier largely due to favorable dredge fleet utilization during the first six months of 2009.  As evidenced by the variability in the Company’s revenues and gross profit margins in each of the  2009 quarters, both the level of fleet utilization (or days the dredges worked) and the mix of specific projects on which our dredges perform have a significant impact on the Company’s  quarterly results.

The Company’s general and administrative (G&A) expenses totaled $11.8 million and $33.7 million for the three and nine months ended September 30, 2009, respectively, an increase of $0.8 million and $1.4 million from the same periods in 2008. The increase in G&A expense in the third quarter was primarily driven by $0.6 million of expenses related to the secondary stock offering. The year to date increase was also driven by the secondary expenses and legal expenses related to a contract claim for additional revenue on a project.

Operating income for the, 2009 third quarter decreased by 20.9%, to $5.1 million from the prior year, but increased 107% to $38.3 million for 2009 year to date.  Although the third quarter results were adversely impacted by mobilizations and dry dockings as discussed above, the strong performance of the first six months and relatively constant G&A expenses helped strengthen gross profit year to date.

Interest expense, net was $3.2 million and $12.2 million for the three and nine months ended September 30, 2009, down $1.1 million and $0.7 million from same 2008 periods primarily as a result of lower interest rates.

Income tax expense for the three and nine months ended September 30, 2009 was $0.9 million and $10.7 million, respectively, compared to $0.8 and $2.5 million for the same 2008 periods, increasing primarily as a result of the higher earnings the Company generated in 2009.  The effective tax rate for the nine months ended September 30, 2009 was 39.4%, down from 42.7% at September 30, 2008.  The effective tax rate was lower due to the reorganization of NASDI in 2008 as well as a decrease in the effective state income tax rate due to the decline in income in the demolition segment as well as the location of dredging projects during the period.

Net income attributable to Great Lakes Dredge & Dock Corporation of $1.7 million and earnings per diluted share of $0.03 for the 2009 third quarter compared to $1.4 million and $0.02 for the same 2008 period.  Net income attributable to Great Lakes Dredge & Dock Corporation and earnings per diluted share for 2009 year to date was $16.4 million and $0.28 respectively, compared to $3.2 million and $0.05 for the same 2008 period.

EBITDA (as defined on page 24) was $12.9 million and $64.0 million for the three and nine months ended September 30, 2009, respectively, compared with $14.6 million and $39.8 million in the same 2008 periods.  The increase in year to date EBITDA between the two periods was due to the strong operating performance in the Company’s dredging segment.

Results by segment

Dredging

Dredging revenues for the three and nine months ended September 30, 2009 were $128.4 million and $423.2 million, respectively compared to $123.8 million and $334.5 million for the same periods of 2008.  Dredging revenues for the nine months ended September 30, 2009 were driven by high utilization on domestic capital and maintenance projects throughout the year and foreign work during the first six months.   The dredging segment generated operating income of $6.6 million and $42.4 million for the three and nine months ended September 30, 2009, respectively, compared to operating income of $6.6 million and $13.6 million for the same periods of 2008.  2009 year to date results were driven by high utilization as previously noted and strong margins on domestic projects. In addition, the first three quarters of 2008 were negatively impacted by the temporary loss of the dredge New York after it was struck by another vessel.

Demolition

Demolition revenues for the three months and nine months ended September 30, 2009 totaled $11.7 million and $38.5 million, respectively compared to $19.0 million and $89.3 million for the same 2008 periods.  Revenue decreased period over period as activity in the demolition segment has been negatively affected by the economic recession and the resulting slowdown in the construction market.  In addition, in the first half of 2008, NASDI worked on several unique, large dollar value projects that contributed to the high revenue in 2008, including one project that contributed $22.4 million of revenue in the first nine months of 2008.  Margins have been negatively impacted by the decreased activity as well as contract losses related to a large development project in downtown Boston that has been delayed due to the economic downturn.   The demolition segment generated an operating loss of $1.5 million and $4.1 million for the three and nine months ended September 30, 2009, respectively compared to an operating loss of $0.1 million and operating income of $4.9 million for the same periods of 2008.

Bidding Activity and Backlog

The following table sets forth, by segment and dredging type of work, the Company’s backlog as of the dates indicated:

	September 30,	September 30,		December 31,
Backlog (in thousands)	2009	2008		2008
Dredging:
Capital - U.S.	$211,392	$186,523		$176,051
Capital - foreign	58,158	154,940	*	139,479	*
Beach	36,986	23,592		18,934
Maintenance	94,925	31,270		26,726
Demolition	18,645	19,036		23,501
	$420,106	$415,361		$384,691

(* Foreign backlog has been adjusted for the portion of the Diyar contract that became an option pending award in the first quarter of 2009)

Dredging contract backlog represents the Company’s estimate of the revenues that will be realized under the portion of the contracts remaining to be performed based upon estimates relating to, among other things, the time required to mobilize the necessary assets to and from the project site, as well as the amount and type of material to be dredged.  However, these estimates are necessarily subject to fluctuations based upon the amount and type of material that actually must be dredged.  Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability.  In addition, a significant amount of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty, subject to the Company’s right, generally, to recover the actual committed costs and profit on work performed up to the date of cancellation.  Also, the Company’s backlog may fluctuate significantly from quarter to quarter based on the type and size of the projects we are awarded from the bid market.  A quarterly increase or decrease in the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business.  The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

Funding from the American Recovery and Reinvestment Act continued to stimulate bidding in the third quarter.  In addition, a number of beach projects that did not receive stimulus funding, were bid during the quarter after a relatively slow first half of 2009.  The beach projects accounted for 32% of the third quarter domestic bid market of $325 million.  The year to date 2009 domestic bid market reached $845 million, exceeding the size of any full year bid market since 2002.  As the domestic bid market has improved the Company has captured a 50% share, which is higher than our prior three year average of 42%.

The Company’s contracted dredging backlog as of September 30, 2009 was $401 million, compared with $396 million at September 30, 2008. The 2008 backlog number has been adjusted for the portion of the Diyar contract that became an option pending award in the first quarter of 2009.  While total backlog has remained constant compared with September 2008; domestic backlog has grown by over 40%, primarily driven by maintenance and beach work, which offset a reduction in foreign backlog. The September 30, 2009 dredging backlog does not reflect approximately $83 million of domestic low bids pending award, additional phases (“options”) pending on projects currently in backlog and the remaining option on the Diyar contract. The September 30, 2008 dredging backlog does not reflect approximately $132 million of domestic low bids pending award and options pending on projects currently in backlog.

Demolition services backlog at September 30, 2009 was $18.6 million, compared with $19.0 million at September 30, 2008.

Market Outlook

United States.  The Company currently expects work funded under the American Recovery and Reinvestment Act to be let to bid through October 2010 and continues to believe that approximately $350 to $400 million will be spent on dredging projects, primarily maintenance work, under this stimulus plan.  Much of the maintenance work coming out now is due to a lack of focus on maintenance projects over the last several years.  The critical need for these maintenance projects to be completed is helping garner support for the Harbor Maintenance Trust Fund (HMTF) initiative.  It currently appears that a new Water Resources Development Act bill (WRDA) will be introduced by the end of 2009 and the HMTF legislation will be included within this WRDA bill.

The Panama Canal Expansion continues to move forward.  While the Company did not win the most recent dredging project that was bid, the need to deepen U.S. ports will become more important over the next several years as deeper draft cargo ships are being built.  This is evidenced by the $350 million deepening project in the Delaware River, the first phase of which was bid earlier this year, and the $600 million deepening project that is planned in Jacksonville, Florida. Both are being planned in anticipation of the need to accommodate these deeper draft vessels.  Near term domestic capital projects include another section of the New York harbor, work for the U.S. Navy in Norfolk, and other deepening work along the East Coast.   An additional funding source, the Coastal Impact Assistance program, is still on track to add dollars to the dredging market in the Gulf of Mexico coastal area during next few years.  This program has obtained funding and is currently formalizing a procurement process to bid projects in 2010.  In total there are capital projects which, in the aggregate, could provide more than $200 million of opportunities over the next year or two.

The Supplemental Appropriations Act of 2009 was signed into law in June and appropriates $400 million for barrier island and ecosystem restoration to rebuild shorelines impacted by historic levels of storm damage along the Mississippi Gulf Coast.  The Corps is in the planning stages for this restoration and has indicated that it will start bidding projects in the fourth quarter of 2010.

Beach work was actively bid in the third quarter with more than a $100 million of projects awarded.  While state and local authorities may still struggle to get beach projects funded, the third quarter was a good sign that work which needs to get done will continue to come out. In addition, there appears to be a change in sentiment by the Administration towards budgeting for beach projects that should provide future funding for this market.

International. As noted throughout 2009, with the decline in oil prices and contraction in the region’s real estate market, the economic boom in the Middle East has stalled.  The downturn has impacted the scope of the Company’s Diyar contract with a portion of the backlog being delayed indefinitely and an extended payment schedule established.  The Company’s current backlog will occupy a portion of the Company’s Middle East fleet into the second quarter of 2010 and there are several potential dredging projects that may come up for bid in the future.  At this point, the time frame for when these projects might move forward is unknown.   Bahrain still holds good potential for the Company’s fleet located there; however there probably will not be major opportunities until dredging customers in the region feel more confident in continuing their expansion plans.  As the opportunities in the Middle East have slowed and the domestic market has grown throughout 2009, the Company responded by moving two of its large hydraulic dredges back to the U.S. during the third quarter of 2009.

Last quarter the Company reported it had signed a contract for work in Brazil; however, this project has been cancelled, but may rebid in the future.  The Company believes that there is potential in the Brazilian market and is working on bidding other projects for some equipment currently located in the Middle East.

Demolition. As previously noted, the demolition segment has been negatively impacted by the economic recession.  Currently the Company is expanding into new geographic markets on the East Coast. In addition, the demolition segment has won several bridge demolition projects, and sees more bidding opportunities in that market which appears to be receiving funding under the stimulus plan; however, the near term opportunities in this segment remain less than in recent years.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows generated from operating activities for the nine months ended September 30, 2009 were $34.1 million, compared to $11.0 million for the nine months ended September 30, 2008.  Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities.  The change in operating cash flow in the first nine months of 2009 was primarily related to the increase in net income in the first nine months of 2009, versus the same period in 2008 as well as an investment in pipe and spare parts inventory that occurred during 2008.

The Company’s net cash flows used in investing activities for the nine months ended September 30, 2009 totaled $16.8 million, compared to $31.3 million for the nine months ended September 30, 2008.  Spending in the first nine months of 2009 was typical of the Company’s normal recurring level of equipment spending, and included costs for dry-docking for a portion of the Company’s vessels.   The cash flows used in investing activities for the nine months ended September 30, 2008 included $15.1 million on the dredges Ohio, Reem Island and Noon Island for mobilization and other activities related to placing these vessels into service.

The Company’s net cash flows used in financing activities for the nine months ended September 30, 2009 totaled $15.8 million compared to cash flow generated from financing activities of $23.6 million for the nine months ended September 30, 2008.  The Company reduced its borrowings on its revolving credit facility by $11.5 million in the 2009 period.  During the nine months ended September 30, 2008 the Company increased borrowings on its revolving credit facility by $28.2 million to finance investing activities, which were funded through operating cash flows in 2009.  Financing activity in the first nine months of 2009 and 2008 included $3.0 million in dividends paid.

The Company paid a $1.0 million dividend in each of the three quarters of 2009.   The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s senior credit facility and the indenture relating to its senior subordinated debt,  and other factors the Board of Directors deems relevant.  Accordingly the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The Company’s obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of the Company’s operating equipment.  The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable.  The Company’s obligations under its senior subordinated notes are unsecured.  The Company’s bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants.  In late 2008, Lehman Brothers, a 6.5% participant in the Company’s credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolver borrowings.  As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brother’s pro rata portion of their commitment.  As of September 30, 2009, the Company had drawn $2.0 million of the $10 million applicable to Lehman Brothers.  As such, Lehman Brothers’ remaining $8.0 million commitment has not been included in the Company’s availability under its credit facility; however, as the Company has significant capacity on its revolver, this has not presently impacted the Company’s ability to fund working capital needs.  For additional detail, see Note 13 “Commitments and Contingencies” to Condensed Consolidated Financial Statements included in this report.

The Company believes its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, debt service requirements and pay any declared dividends for the next 12 months.  Beyond the next 12 months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the credit agreement and the bonding agreement, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company’s financial instruments as of September  30, 2009 has not materially changed since December 31, 2008. The market risk profile of the Company on December 31, 2008 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

a)   Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September  30, 2009.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — Other Information

Item 1. Legal Proceedings

See Note 13 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 30, 2009 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Great Lakes Dredge & Dock Corporation
(registrant)

/s/ Deborah A. Wensel
By: Deborah A. Wensel
Date: November 6, 2009	Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.