Form 10-Q
period 2010-03-31
Great Lakes Dredge & Dock CORP
filed 2010-05-07
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 5, 2010, 58,559,894 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2010

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,925	$3,250
Accounts receivable — net	126,352	153,901
Contract revenues in excess of billings	18,431	28,004
Inventories	28,791	29,192
Prepaid expenses	3,080	2,644
Other current assets	12,607	15,445

Total current assets	210,186	232,436

PROPERTY AND EQUIPMENT — Net	286,307	291,157
GOODWILL	98,049	98,049
OTHER INTANGIBLE ASSETS — Net	927	1,037
INVENTORIES — Noncurrent	27,605	27,662
INVESTMENTS IN JOINT VENTURES	7,221	7,943
OTHER	6,723	7,142

TOTAL	$637,018	$665,426

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$60,609	$83,783
Accrued expenses	31,661	31,265
Billings in excess of contract revenues	24,746	24,901
Current portion of equipment debt	910	1,200

Total current liabilities	117,926	141,149

REVOLVING CREDIT FACILITY	—	11,000
7 3/4% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	80,607	81,642
OTHER	10,521	12,086

Total liabilities	384,054	420,877

COMMITMENTS AND CONTINGENCIES
EQUITY:

Common stock — $.0001 par value; 90,000,000 authorized, 58,559,894 and 58,542,038 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.	6	6
Additional paid-in capital	263,879	263,579
Accumulated deficit	(10,010)	(18,336)
Accumulated other comprehensive income	421	539

Total Great Lakes Dredge & Dock Corporation Equity	254,296	245,788
NONCONTROLLING INTERESTS	(1,332)	(1,239)

Total equity	252,964	244,549

TOTAL	$637,018	$665,426

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Contract revenues	$161,400	$179,203
Costs of contract revenues	130,916	152,166

Gross profit	30,484	27,037
General and administrative expenses	10,960	10,399
Amortization of intangible assets	110	193

Operating income	19,414	16,445
Interest expense, net	(3,220)	(4,268)
Equity in loss of joint ventures	(722)	(556)

Income before income taxes	15,472	11,621
Income tax provision	(6,239)	(5,171)

Net income	9,233	6,450
Net loss attributable to noncontrolling interests	93	864

Net income attributable to Great Lakes Dredge & Dock Corporation	$9,326	$7,314

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.16	$0.13
Basic weighted average shares	58,548	58,488

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.16	$0.13
Diluted weighted average shares	58,703	58,488

Dividends declared per share	$0.02	$0.02

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE — January 1, 2010	58,542,038	$6	$263,579	$(18,336)	$539	$(1,239)	$244,549

Share-based compensation	17,856	—	300	—	—	—	300
Dividends declared and paid	—	—	—	(1,000)	—	—	(1,000)
Comprehensive income (loss):
Net income (loss)	—	—	—	9,326	—	(93)	9,233
Reclassification of derivative loss to earnings (net of tax of $98)	—	—	—	—	(148)	—	(148)
Change in fair value of derivatives (net of tax of $20)	—	—	—	—	30	—	30

Total comprehensive income (loss)						(93)	9,115

BALANCE — March 31, 2010	58,559,894	$6	$263,879	$(10,010)	$421	$(1,332)	$252,964

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

BALANCE — January 1, 2009	58,484,242	$6	$262,501	$(31,812)	$(3,415)	$833	$228,113

Acquisition of Yankee Environmental Services	—	—		—	—	662	662
Share-based compensation	12,455	—	124	—	—	—	124
Dividends declared and paid	—	—	—	(994)	—	—	(994)
Comprehensive income (loss):
Net income (loss)	—	—	—	7,314	—	(864)	6,450
Reclassification of derivative gain to earnings (net of tax of $1,509)	—	—	—	—	2,273	—	2,273
Change in fair value of derivatives (net of tax of $185)	—	—	—	—	(279)	—	(279)

Total comprehensive income (loss)						(864)	8,444

BALANCE — March 31, 2009	58,496,697	$6	$262,625	$(25,492)	$(1,421)	$631	$236,349

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$9,233	$6,450
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,439	11,646
Equity in loss of joint ventures	722	556
Distribution from equity joint ventures	—	250
Deferred income taxes	(1,031)	2,128
Gain on dispositions of property and equipment	(183)	(419)
Amortization of deferred financing fees	402	472
Share-based compensation expense	300	124
Changes in assets and liabilities:
Accounts receivable	27,549	(38,618)
Contract revenues in excess of billings	9,573	(13,851)
Inventories	458	368
Prepaid expenses and other current assets	2,280	2,060
Accounts payable and accrued expenses	(19,724)	9,814
Billings in excess of contract revenues	(155)	2,806
Other noncurrent assets and liabilities	(1,664)	33

Net cash flows provided by (used in) operating activities	37,199	(16,181)

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,230)	(5,093)
Dispositions of property and equipment	158	599
Acquisition of controlling interest in Yankee Environmental Services	—	(1,229)

Net cash flows used in investing activities	(7,072)	(5,723)

FINANCING ACTIVITIES:
Repayments of long-term debt	(451)	(434)
Borrowings under revolving loans	14,968	57,062
Repayments of revolving loans	(25,968)	(37,885)
Dividends paid	(1,000)	(994)
Repayment of capital lease debt	(1)	(36)

Net cash flows (used in) provided by financing activities	(12,452)	17,713

Net change in cash and cash equivalents	17,675	(4,191)
Cash and cash equivalents at beginning of period	3,250	10,478

Cash and cash equivalents at end of period	$20,925	$6,287

Supplemental Cash Flow Information
Cash paid for interest	$265	$604

Cash paid for income taxes	$2,203	$1,147

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$520	$2,759

Property and equipment purchased on equipment notes	$32	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and its results of operations and cash flows for the three months ended March 31, 2010 and 2009 have been included.

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

The Company performed its most recent annual test of impairment as of July 1, 2009 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. The decline in the operating results and related cash flow forecasts in the demolition segment during the past year has reduced the amount by which the estimated fair value of the demolition segment exceeds the carrying value of the demolition segment’s assets. As of the measurement date, the fair value of the demolition segment was $1.8 million above the carrying value. A more than insignificant decline in the demolition segment’s future operating results or cash flow forecasts versus the segment’s current forecasts could potentially trigger a goodwill impairment charge in a future period. No test was performed in the first three months of 2010 as no triggering events which would require a test were deemed to have occurred, based on the segment’s current quarter results and forecasts.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company has corrected the presentation of borrowings and payments on its revolving credit facility for the three months ended March 31, 2009. Such amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification Topic (“ASC”) 230. The correction had no effect on net cash flows provided by (used in) financing activities.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to Great Lakes Dredge & Dock Corporation by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. No options to purchase shares of common stock (“NQSOs”) or restricted stock units (“RSUs”) were excluded from the computation of earnings per share (“EPS”) for the period ended March 31, 2010. At March 31, 2009, 356,744 options and 145,736 RSUs were not included in the calculation of diluted earnings per share based on the application of the treasury stock method, as they were determined to be anti-dilutive. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation - numerator for basic & diluted earnings per share	$9,326	$7,314
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	58,548	58,488
Dilutive impact of restricted stock units issued	127	—
Dilutive impact of stock options issued	28	—

Denominator for diluted earnings per share adjusted weighted average shares	58,703	58,488

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.16	$0.13

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.16	$0.13

3. Fair value measurements

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At March 31, 2010, the Company held certain derivative contracts that it uses to manage commodity price risk and interest rate risk. Such instruments are not used for trading purposes. The fair value of these derivative contracts is summarized as follows:

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$701	$—	$701	$—
Interest rate swap contracts-assets	922			922
Interest rate swap contracts-liabilities	(148)	—	—	(148)

Total assets measured at fair value	$1,475	$—	$701	$774

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$897	$—	$897	$—
Interest rate swap contracts-assets	1,529	—	—	1,529
Interest rate swap contracts-liabilities	(1,549)	—	—	(1,549)

Total assets measured at fair value	$877	$—	$897	$(20)

In May 2009, the Company entered into two interest rate swap arrangements, which are effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. The current portion of the fair value asset of the swaps at March 31, 2010 is $922 and is recorded in current assets. The long term portion of the fair value liability of the swaps at March 31, 2010 was ($148) and is recorded in other long term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The Company verifies the fair value of the interest rate swaps using a quantitative model that contains both observable and unobservable inputs. The unobservable inputs relate primarily to the LIBOR rate and long-term nature of the contracts. The Company believes that these unobservable inputs are significant and accordingly the Company determines the fair value of these interest rate swap contracts using Level 3 inputs. There were no interest rates swaps outstanding during the quarter ended March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
2010
Balance at January 1,	$(20)
Total unrealized gains or (losses): included in earnings	794
Included in other comprehensive income	—
Purchases
Settlements	—

Balance at March 31,	$774

At March 31, 2010 and December 31, 2009, the fair value asset on the fuel hedge contracts was estimated to be $701 and $897, respectively, and is recorded in other current assets. The change in fair value of derivatives, net of cash settlements and taxes, for the period ended March 31, 2010 was ($30). The remaining gains included in accumulated other comprehensive income at March 31, 2010 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

The fair value of interest rate and fuel hedge contracts outstanding as of March 31, 2010 and December 31, 2009 is as follows:

	Fair Value of Derivatives At March 31, 2010
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Other current assets	$922	Other liabilities	$(148)
Fuel hedge contracts	Other current assets	701	Accrued expenses	—

Total Derivatives		$1,623		$(148)

	Fair Value of Derivatives
	At December 31, 2009
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Other current assets	$1,529	Other liabilities	$(1,549)
Fuel hedge contracts	Other current assets	897	Accrued expenses	—

Total Derivatives		$2,426		$(1,549)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. At March 31, 2010, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000. The fair value of these notes was $176,750 at March 31, 2010 and $173,250 at December 31, 2009, based on indicative market prices.

4. Accounts receivable

Accounts receivable at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Completed contracts	$36,672	$19,468
Contracts in progress	65,307	105,717
Retainage	25,623	29,966

	127,602	155,151
Allowance for doubtful accounts	(1,250)	(1,250)

Total accounts receivable	$126,352	$153,901

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

5. Contracts in progress

The components of contracts in progress at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$180,269	$264,073
Amounts billed	(162,601)	(236,780)

Costs and earnings in excess of billings for contracts in progress	17,668	27,293
Costs and earnings in excess of billings for completed contracts	763	711

Total contract revenues in excess of billings	$18,431	$28,004

Billings in excess of costs and earnings:
Amounts billed	$(479,477)	$(434,893)
Costs and earnings for contracts in progress	454,732	409,992

Total billings in excess of contract revenues	$(24,746)	$(24,901)

6. Accrued expenses

Accrued expenses at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Income and other taxes	$8,801	$4,094
Insurance	8,067	8,521
Interest	4,072	726
Payroll and employee benefits	3,503	11,233
Percentage of completion adjustment	3,293	5,901
Fixed equipment costs accrued	3,045	—
Other	880	790

Total accrued expenses	$31,661	$31,265

7. Segment information

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

	Three Months Ended March 31,
	2010	2009
Dredging
Contract revenues	$149,041	$166,312
Operating income	19,569	18,997

Demolition
Contract revenues	$12,359	$12,891
Operating loss	(155)	(2,552)

Total
Contract revenues	$161,400	$179,203
Operating income	19,414	16,445

In addition, foreign dredging revenue of $25,572 and $50,070 for the three months ended March 31, 2010 and March 31, 2009, respectively, was primarily attributable to work done in Bahrain.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

8. Commitments and contingencies

Commercial commitments

The Company has a secured $155,000 bank credit facility, which matures in June 2012. This credit facility provides for revolving loans, letters of credit and swingline loans. As of March 31, 2010, the Company had no outstanding borrowings and $19,585 of letters of credit outstanding, and $125,414 of remaining availability under the Credit Agreement. In late 2008, Lehman Brothers, a 6.5% participant in the credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolver borrowings. As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brothers’ pro-rata portion of the revolver commitment. As of March 31, 2010, the Company had repaid the balance applicable to Lehman Brothers. As such, Lehman Brothers’ remaining $10,000 commitment has not been included in availability under the credit facility.

The Company obtains its performance, bid and payment bonds through a bonding agreement with a surety company. The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects. As of March 31, 2010, Great Lakes had outstanding bonds valued at $432,165; however, the revenue value remaining in backlog related to these projects totaled approximately $252,005.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of March 31, 2010, Great Lakes had $15,704 of letters of credit outstanding under this facility.

The Company has also $175,000 of 7.75% senior subordinated notes outstanding, which mature in December 2013.

The Company’s obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of Great Lakes’ assets. As of December 31, 2009, the net book value of the Company’s operating equipment securing the Company’s obligations under its bank credit facility and bonding agreement was approximately $88,620 and $74,847, respectively. Great Lakes’ obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. Great Lakes’ obligations under its senior subordinated notes are unsecured.

The Company’s bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including a limitation on dividends, limitations on redemption and repurchases of capital stock, limitations on the incurrence of indebtedness and requirements to maintain certain financial covenants.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company or its former subsidiary, NATCO Limited Partnership, is named as a defendant in approximately 251 lawsuits, the majority of which were filed between 1989 and 2000. In these lawsuits, the plaintiffs allege personal injury, primarily pleural abnormality or asbestosis, from exposure to asbestos on our vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations. By order dated October 29, 2009, however, the presiding judge reactivated 512 lawsuits in an effort to clean out the administrative docket and has stated that he intends to reactivate approximately 250 cases each month. Six of the cases reactivated to date name the Company as a defendant. Of these six cases, one of the plaintiffs has elected not to pursue his claims. The remaining five cases are proceeding through the discovery process. In addition, by order entered March 2, 2010, the judge dismissed 7,405 lawsuits pending in the administrative docket, including twelve which named the Company as a defendant. Management does not believe that these cases will have a material adverse impact on the consolidated financial statements.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Reed Complaint”). The Reed Complaint names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed Complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The Reed Complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs’ property. The Reed Complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints and one mass tort case (together with the Reed Complaint, the “Katrina Claims”). All of these cases raise the same claims as the Reed Complaint. The amount of claimed damages in these claims is not stated, but is presumed to be significant. On March 9, 2007, the District Court dismissed with prejudice the Katrina Claims against Great Lakes and those plaintiffs filed an appeal to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On November 25, 2009, the Fifth Circuit affirmed the dismissal of the Katrina Claims and later denied the plaintiffs’ Motion for Rehearing. The plaintiffs did not file a writ of certiorari to the U.S. Supreme Court.

On October 19, 2006, Great Lakes and the other dredging companies filed in federal district court for exoneration or limitation of liability under the Limitation of Liability Act (the “Limitation Action”). The Limitation Action stays all outstanding Katrina Claims against Great Lakes in the district court, pending resolution of the Limitation Action. Approximately 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes asserting the same basic theory of liability as in the Katrina Claims and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes. In addition, all of the

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

dredging companies, including Great Lakes, filed cross-claims against each other in the Limitation Action seeking contribution and indemnification. Great Lakes currently believes that it has meritorious claims for either exoneration from all liability or limitation of liability to not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability. On September 7, 2007, Great Lakes filed a motion to dismiss the plaintiffs’ claims. The District Court granted the motion on June 12, 2008, dismissing these claims with prejudice. The plaintiffs filed a notice of appeal in the Fifth Circuit. The Fifth Circuit stayed the appeal pending issuance of its opinion in the Katrina Claims. Following the Fifth Circuit’s affirmance of the dismissal of the Katrina Claims, briefing on this appeal was completed. The Fifth Circuit has not yet informed the parties regarding whether oral argument will be required. Great Lakes maintains $150 million in insurance coverage for the Katrina Claims and these claims. Great Lakes currently believes that these claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

On August 26, 2009, NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. NASDI believes that the Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Although the matter remains open, no lawsuit has been filed. Per the Attorney General’s request, NASDI executed a tolling agreement (which allows for extending the statute of limitations) regarding the matter. Should charges be brought, NASDI intends to defend itself vigorously on this matter. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material adverse impact on the consolidated financial statements.

9. Effects of recently issued accounting pronouncements

In 2009 the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, which amended ASC 810, Consolidation, and was effective as of January 1, 2010. ASU 2009-17 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. Adoption did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

10. Subsequent events

Effective April 19, 2010, the Board of Directors of the Company made a decision to eliminate the position of Chief Operating Officer and create a new position, President of Dredging Operations. In connection with this operational restructuring, Richard M. Lowry, Chief Operating Officer, left the Company and will receive compensation in accordance with his Employment Agreement. Per the terms of the Employment Agreement the Company will pay approximately $2.5 million in salary, bonuses and benefits and accelerate the vesting of 79,255 NQSOs and 13,202 RSUs. The payments pursuant to Mr. Lowry’s Employment Agreement are conditioned upon Mr. Lowry’s compliance with the noncompetition, nonsolicitation, confidentiality, invention assignment and certain other covenants in his Employment Agreement. The Company will record this charge in the second quarter of 2010.

11. Supplemental unaudited condensed consolidating financial information

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2010

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,916	$9	$—	$—	$20,925
Accounts receivable—net	126,352	—	—	—	126,352
Receivables from affiliates	6,276	2,744	3,173	(12,193)	—
Contract revenues in excess of billings	18,431	—	—	—	18,431
Inventories	28,791	—	—	—	28,791
Prepaid expenses	2,952	—	128	—	3,080
Other current assets	6,907	—	5,701	(1)	12,607

Total current assets	210,625	2,753	9,002	(12,194)	210,186

PROPERTY AND EQUIPMENT—Net	286,307	—	—	—	286,307
GOODWILL	98,049	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	927	—	—	—	927
INVESTMENTS IN SUBSIDIARIES	2,753	—	509,342	(512,095)	—
INVENTORIES—Noncurrent	27,605	—	—	—	27,605
INVESTMENTS IN JOINT VENTURES	7,221	—	—	—	7,221
OTHER ASSETS	2,094	—	5,108	(479)	6,723

TOTAL	$635,581	$2,753	$523,452	$(524,768)	$637,018

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	60,598	—	11	—	60,609
Payables to affiliates	12,193	—	—	(12,193)	—
Accrued expenses	20,354	—	11,308	(1)	31,661
Billings in excess of contract revenues	24,746	—	—	—	24,746
Current portion of equipment debt	910	—	—	—	910

Total current liabilities	118,801	—	11,319	(12,194)	117,926

REVOLVING CREDIT FACILITY	—	—	—	—	—
7 3/4% SENIOR SUBORDINATED NOTES	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	2	—	81,084	(479)	80,607
OTHER	7,436	—	3,085	—	10,521

Total liabilities	126,239	—	270,488	(12,673)	384,054

Total Great Lakes Dredge & Dock Corporation Equity	509,342	2,753	254,296	(512,095)	254,296
NONCONTROLLING INTERESTS	—	—	(1,332)	—	(1,332)

TOTAL EQUITY	509,342	2,753	252,964	(512,095)	252,964

TOTAL	$635,581	$2,753	$523,452	$(524,768)	$637,018

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,241	$9	$—	$—	$3,250
Accounts receivable—net	153,901	—	—	—	153,901
Receivables from affiliates	4,558	2,743	17,881	(25,182)	—
Contract revenues in excess of billings	28,004	—	—	—	28,004
Inventories	29,192	—	—	—	29,192
Prepaid expenses	2,443	—	201	—	2,644
Other current assets	9,210	—	6,235	—	15,445

Total current assets	230,549	2,752	24,317	(25,182)	232,436

PROPERTY AND EQUIPMENT—Net	291,157	—	—	—	291,157
GOODWILL	98,049	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	1,037	—	—	—	1,037
INVESTMENTS IN SUBSIDIARIES	2,752	—	490,191	(492,943)	—
NOTES RECEIVABLE FROM AFFILIATES	61	—	—	(61)	—
INVENTORIES—Noncurrent	27,662	—	—	—	27,662
INVESTMENTS IN JOINT VENTURES	7,943	—	—	—	7,943
OTHER ASSETS	2,074	—	5,509	(441)	7,142

TOTAL	$661,284	$2,752	$520,017	$(518,627)	$665,426

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	83,783	—	—	—	83,783
Payables to affiliates	25,182	—	—	(25,182)	—
Accrued expenses	28,360	—	2,905	—	31,265
Billings in excess of contract revenues	24,901	—	—	—	24,901
Current portion of equipment debt	1,200	—	—	—	1,200

Total current liabilities	163,426	—	2,905	(25,182)	141,149

REVOLVING CREDIT FACILITY	—	—	11,000	—	11,000
7 3/4% SENIOR SUBORDINATED NOTES	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	61	—	—	(61)	—
DEFERRED INCOME TAXES	2	—	82,081	(441)	81,642
OTHER	7,604	—	4,482	—	12,086

Total liabilities	171,093	—	275,468	(25,684)	420,877

Total Great Lakes Dredge & Dock Corporation Equity	490,191	2,752	245,788	(492,943)	245,788
NONCONTROLLING INTERESTS	—	—	(1,239)	—	(1,239)

TOTAL EQUITY	490,191	2,752	244,549	(492,943)	244,549

TOTAL	$661,284	$2,752	$520,017	$(518,627)	$665,426

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
CONTRACT REVENUES	$161,400	$—	$—	$—	161,400
COSTS OF CONTRACT REVENUES	(130,916)	—	—	—	(130,916)

GROSS PROFIT	30,484	—	—	—	30,484

OPERATING EXPENSES
General and administrative expenses	(10,269)	—	(691)	—	(10,960)
Amortization of intangible assets	(110)	—	—	—	(110)

Total operating income	20,105	—	(691)	—	19,414

INTEREST EXPENSE (Net)	(26)	—	(3,194)	—	(3,220)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	19,348	(19,348)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(722)	—	—	—	(722)

INCOME (LOSS) BEFORE INCOME TAXES	19,357	—	15,463	(19,348)	15,472

INCOME TAX (PROVISION) BENEFIT	(9)	—	(6,230)	—	(6,239)

NET INCOME (LOSS)	19,348	—	9,233	(19,348)	9,233
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	93	—	93

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$19,348	$—	$9,326	$(19,348)	$9,326

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
CONTRACT REVENUES	$179,203	$—	$—	$—	179,203
COSTS OF CONTRACT REVENUES	(152,166)	—	—	—	(152,166)

GROSS PROFIT	27,037	—	—	—	27,037

OPERATING EXPENSES
General and administrative expenses	(9,885)	—	(514)	—	(10,399)
Amortization of intangible assets	(193)	—	—	—	(193)

Total operating income	16,959	—	(514)	—	16,445

INTEREST EXPENSE (Net)	(46)	—	(4,222)	—	(4,268)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	17,158	(17,158)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(556)	—	—	—	(556)

INCOME (LOSS) BEFORE INCOME TAXES	16,357	—	12,422	(17,158)	11,621

INCOME TAX (PROVISION) BENEFIT	801	—	(5,972)	—	(5,171)

NET INCOME (LOSS)	17,158	—	6,450	(17,158)	6,450
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	864	—	864

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$17,158	$—	$7,314	$(17,158)	$7,314

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows provided by (used in) operating activities	$47,705	$—	$(10,506)	$—	$37,199
Investing Activities
Purchases of property and equipment	(7,230)	—	—	—	(7,230)
Dispositions of property and equipment	158	—	—	—	158

Net cash flows used in investing activities	(7,072)	—	—	—	(7,072)
Financing Activities
Repayments of long-term debt	(451)	—	—	—	(451)
Borrowings under revolving loans	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	(25,968)	—	(25,968)
Net change in accounts with affiliates	(22,505)	—	22,505	—	—
Dividends	—	—	(1,000)	—	(1,000)
Repayment of capital lease debt	(1)	—	—	—	(1)

Net cash flows provided by (used in) financing activities	(22,957)	—	10,505	—	(12,452)

Net change in cash and cash equivalents	17,676	—	(1)	—	17,675
Cash and cash equivalents at beginning of period	3,241	9	—	—	3,250

Cash and cash equivalents at end of period	$20,917	$9	$(1)	$—	$20,925

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows provided by (used in) operating activities	$(15,703)	$—	$(478)	$—	$(16,181)
Investing Activities
Purchases of property and equipment	(5,093)	—	—	—	(5,093)
Dispositions of property and equipment	599	—	—	—	599
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	—	—	—	(1,229)

Net cash flows used in investing activities	(5,723)	—	—	—	(5,723)
Financing Activities
Repayments of long-term debt	(434)	—	—	—	(434)
Borrowings under revolving loans	—	—	57,062	—	57,062
Repayments of revolving loans			(37,885)		(37,885)
Net change in accounts with affiliates	18,699	—	(18,699)	—	—
Dividends	(994)	—	—	—	(994)
Repayment of capital lease debt	(36)	—	—	—	(36)

Net cash flows provided by (used in) financing activities	17,235	—	478	—	17,713

Net change in cash and cash equivalents	(4,191)	—	—	—	(4,191)
Cash and cash equivalents at beginning of period	10,473	5	—	—	10,478

Cash and cash equivalents at end of period	$6,282	$5	$—	$—	$6,287

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 17% of its dredging revenues for the first quarter of 2010, compared with the Company’s three year average of 30%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance, in which sectors we have experienced an average combined bid market share in the U.S. of 46% over the last three years, including 62%, 43% and 35% of the capital, beach nourishment and maintenance sectors, respectively. The Company’s bid market is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints (“bid market”).

The Company’s largest domestic dredging customer is the Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the 2010 first quarter, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 68% of dreging revenues as compared with the Company’s three year average of 54%.

The Company also owns a majority interest in NASDI, LLC (“NASDI”), a demolition service provider located in the Boston, Massachusetts area. In the 2010 first quarter, demolition revenues accounted for 8% of total revenues, compared with the prior three year average of 13%. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. The majority of NASDI’s work has historically been performed in New England; however, NASDI is currently expanding its footprint; primarily, into New York. The Company also has a 65% interest in Yankee Environmental Services LLC (“Yankee”), a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials for private and governmental entities predominantly in the Boston area.

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

Results of Operations

The following table sets forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Contract revenues	100.0%	100.0%
Costs of contract revenues	(81.1)	(84.9)

Gross profit	18.9	15.1
General and administrative expenses	(6.8)	(5.8)
Amortization of intangible assets	(0.1)	(0.1)

Operating income	12.0	9.2
Interest expense, net	(2.0)	(2.4)
Equity in earnings (loss) of joint ventures	(0.4)	(0.3)

Income before income taxes	9.6	6.5
Income tax provision	(3.9)	(2.9)

Net income	5.7	3.6
Net income (loss) attributable to noncontrolling interests	0.1	0.5

Net income attributable to Great Lakes Dredge & Dock Corporation	5.8%	4.1%

EBITDA	17.5%	15.8%

EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that its primary stakeholders (i.e. its bondholders, banks and investors) use EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon EBITDA to assess performance for purposes of determining compensation under its incentive plan. EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure its operating performance and uses EBITDA only as a supplement. EBITDA is reconciled to net income attributable to Great Lakes Dredge & Dock Corporation in the table of financial results as follows:

	Three Months Ended March 31,
	2010	2009	Change
Net income attributable to Great Lakes Dredge & Dock Corporation	$9,326	$7,314	27.5%
Adjusted for:
Interest expense, net	3,220	4,268	(24.6)%
Income tax expense	6,239	5,171	20.7%
Depreciation and amortization	9,439	11,646	(19.0)%

EBITDA	$28,224	$28,399	(0.6)%

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended March 31,
Revenues (in thousands)	2010	2009	Change
Dredging:
Capital — U.S.	$44,087	$54,478	(19)%
Capital — foreign	25,572	44,255	(42)%
Beach	38,605	21,632	78%
Maintenance	40,777	45,947	(11)%
Demolition	12,359	12,891	(4)%

	$161,400	$179,203	(10)%

Total revenue for the quarter ended March 31, 2010 was $161.4 million, down 10% from $179.2 million during the first quarter of 2009. Most of this decline was attributable to a decrease in foreign dredging revenues compared with a very strong first quarter in 2009 for foreign operations. Domestically, a robust first quarter for beach work offset decreased capital and maintenance dredging revenues. Demolition revenue for the quarter was $12.4 million, consistent with revenue a year ago.

Capital projects include large port deepenings and other infrastructure projects including land reclamations. Domestic capital dredging revenue decreased $10.4 million, or 19%, in the first quarter of 2010, compared to the first quarter of 2009 as more equipment was occupied on beach projects. Domestic capital revenue in the quarter was primarily generated by projects in the ports of New York and New Jersey and a coastal restoration project in Louisiana. Foreign revenue decreased $18.7 million, or 42%, in the first quarter of 2010 compared to the same quarter in 2009. Foreign revenue declined due to the slowdown of work in the Middle East region. Foreign revenue was driven by three projects in Bahrain.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion. Beach revenue in the first quarter of 2010 increased $17.0 million, or 78%, compared to the same 2009 quarter. The beach bid market in the second half of 2009 was improved over the same period in 2008, which was impacted by permitting and funding delays. This resulted in a higher beach backlog for the Company to perform on in the first quarter of 2010. The Company worked on several beach projects in the 2010 first quarter, including projects in Florida, North Carolina and New Jersey.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Maintenance revenue in the first quarter of 2010 decreased by $5.2 million, or 11%, compared to the first quarter of 2009. The Company worked on a number of projects in its backlog including projects along the East Coast and in the Gulf of Mexico. Funding coming from the American Recovery and Reinvestment Act (“Stimulus”) facilitated a backlog of maintenance projects that were put out to bid last year, a portion of which are still being worked on in 2010.

Gross profit for the first quarter of 2010 increased by 12.7% to $30.5 million from $27.0 million resulting in gross profit margin (gross profit divided by revenue) increasing to 18.9%, up from 15.1% in the first quarter of 2009. The increase in margin resulted from several factors, one of which was a greater weighting of domestic dredging work in the project mix for 2010. In addition, 2009 gross profit margin was negatively affected when a portion of the Company’s Diyar contract in Bahrain was reclassified from backlog to an option, reducing the scope of the project and decreasing the overall project margin. Also, last year’s gross profit for the demolition business was negatively impacted by a write-off related to a large development contract that had been delayed due to the economic downturn.

The Company’s general and administrative (G&A) expenses totaled $11.0 million for the three months ended March 31, 2010, an increase of $0.6 million from the same period in 2009. The increase in G&A expense in the first quarter was primarily driven by an increase in payroll and employee benefit expense.

Operating income for the first quarter of 2010 increased by 18% to $19.4 million versus $16.4 million for the first quarter of 2009 as the higher gross profit more than offset a $0.6 million increase in G&A costs.

Interest expense, net of $3.2 million was down $1.0 million in the quarter due to the decrease in borrowings on the Company’s revolving credit facility and a non-cash gain of $0.8 million due to the change in fair value of the Company’s interest rate swaps. The Company had no interest rate swaps in place during the first quarter of 2009.

Income tax expense for the first quarter of 2010 was $6.2 million, compared to $5.2 million for the first quarter of 2009. This increase was primarily as a result of the higher earnings generated in 2010. The effective tax rate for the first quarter of 2010 was 40.3%, down from 41.4% for the first quarter of 2009. The effective tax rate was lower in the first quarter of 2010 primarily due to the location of dredging projects during the period.

Net income attributable to Great Lakes Dredge & Dock Corporation for the quarter was $9.3 million, or $0.16 per diluted share, versus $7.3 million, or $0.13 per diluted share, a year ago.

EBITDA (as defined on page 19) was relatively flat at $28.2 million for the 2010 quarter compared with $28.4 million in the prior year.

Results by segment

Dredging

Dredging revenues for the first of quarter of 2010 were $149.0 million compared to $166.3 million for first quarter of 2009. Dredging revenues in this period were driven by domestic projects as foreign revenues declined. An increase in beach work in the quarter offset the decline in capital and maintenance work. The dredging segment generated operating income of $19.6 million for the first quarter of 2010 compared to operating income of $19.0 million for the same period of 2009.

Demolition

Demolition revenues for the first quarter of 2010 totaled $12.4 million compared to $12.9 million for the same quarter in 2009. The demolition segment generated an operating loss of $0.2 million for the first quarter of 2010 compared to an operating loss of $2.6 million for same 2009 period. The 2009 first quarter margin was impacted by contract losses related to a large development project in downtown Boston that had been delayed due to the economic downturn.

Bidding Activity and Backlog

The following table sets forth, by segment and dredging type of work, the Company’s backlog as of the dates indicated:

Backlog (in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Dredging:
Capital — U.S.	$163,598	$203,294	$185,428
Capital — foreign	40,968	35,715	120,583
Beach	36,917	63,390	1,478
Maintenance	54,213	63,335	36,074
Demolition	51,204	16,448	24,125

	$346,900	$382,182	$367,688

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

During the first quarter of 2010, $211 million of work was awarded in the domestic bid market which included two significant capital projects and numerous maintenance projects. The Company won the only beach project awarded in the quarter for $10.4 million, as well as 29%, or $22.4 million, of the maintenance work. This resulted in a 16% win percentage of the first quarter bid market, which is below the Company’s average win rate of 46% over the last three years. However, variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog as of March 31, 2010 was $296 million compared with $344 million as of March 31, 2009. While total dredging backlog has decreased $48 million, or 14%, compared with total dredging backlog as of March 2009; domestic dredging backlog increased by 14%, primarily driven by increased beach activity. The March 31, 2010 dredging backlog does not reflect approximately $35 million of domestic low bids pending award, additional phases (“options”) pending on projects currently in backlog and the remaining option on the Diyar contract. The March 31, 2009 dredging backlog does not reflect approximately $63 million of domestic low bids pending award and options pending on projects then in backlog.

Demolition services backlog at March 31, 2010 was $51.2 million, compared with $24.1 million at March 31, 2009. This increase reflects the success the demolition segment has achieved in expanding into other markets, specifically in New York.

Market Outlook

United States. The Water Resources Development Act (“WRDA”) is the primary vehicle for authorizing federal capital projects to deepen the nation’s ports. While WRDA authorizes capital projects, the budgeting process appropriates annual funding for projects. The President announced his budget for the fiscal year 2011. While it is down from the previous year, consistent with historical experience, the Company believes this budget is likely to increase. As discussions for next year’s budget are starting early, there is a greater likelihood that a budget will be passed. Operating under an approved budget, as opposed to continuing resolutions, helps the Corps bid and manage dredging work more efficiently.

During 2009 the federal bid market was bolstered by the Stimulus. The Company believes that the majority of the work augmented by Stimulus funding has been awarded, however a portion of this work is being completed by the dredging industry in 2010.

While the Stimulus supplemented the Corps’ efforts to return our nation’s channels to their stated depths, the Company continues to believe that the long term solution for funding port maintenance involves the Harbor Maintenance Trust Fund (“HMTF”) initiative. Over the last 20 years, the HMTF has collected tax revenue annually that was originally designated to fund harbor maintenance. In recent years the gap between the amount collected under the tax and the amount allocated to harbor maintenance activities has grown significantly as the unallocated funds have been used for general budget purposes. Prior to 2009, maintenance dredging in our nation’s ports had been underfunded for several years, leaving many ports at considerably less than their authorized depths. The maritime industry has formed an alliance that is working under the initiative referred to as RAMP, or Realize America’s Maritime Promise, that continues to work toward assuring all future tax receipts collected under the HMTF will be spent on port maintenance projects. Through the efforts of RAMP, Congress has increasingly recognized the need to maintain our ports to enable more efficient movement of shipping traffic, thereby reducing costs and promoting economic growth. The allocation of 100% of the HMTF funds to their intended purpose should ensure our harbors are continually maintained at their authorized depths. Recently identical bills were introduced in the House and the Senate with strong support on both sides of the aisle. In addition, a new WRDA bill currently appears to be on track to be introduced and the HMTF legislation is likely to be attached to WRDA bill. The Company believes that the bill may be passed this fall. However, since the 2011 budget has been introduced, any additional funding provided by the passage of the HMTF legislation will not be included in the 2011 budget without the passage of a supplemental appropriations bill. Absent an additional appropriation bill, the dredging industry is unlikely to see the full funding impact from HMTF until the 2012 budget is passed. Nevertheless, the increased focus on infrastructure and port work is a positive sign that Congress and the Administration recognize the importance of funding these types of projects.

The expansion of the Panama Canal continues to heighten the need for the U.S. to deepen its East and Gulf Coast ports. Recently there has been increased discussion for expansion plans for several ports in addition to the $350 million deepening project in the Delaware River, the first phase of which was bid last year, and the $600 million deepening project that is planned in Jacksonville, Florida. The Company believes that deepening projects in Savannah, Georgia, Boston, Massachusetts and Miami, Florida are likely, although these projects may not be bid until 2012 or later. In the shorter term, the Company anticipates domestic capital projects to be bid, such as deepening another section of New York harbor, work for the Navy in Norfolk and Florida, and other deepening projects along the Gulf coast. These capital projects could add more than $100 million to the domestic bid market by the end of this year.

The Supplemental Appropriations Act of 2009 appropriated $400 million for barrier island and ecosystem restoration along the Mississippi Gulf Coast. The Corps is expected to schedule for bid the first project related to this legislation in the first quarter of 2011. There are currently several other sizable coastal restoration projects, primarily in Louisiana, that have been discussed but whether these projects will be bid this year or in 2011 is not known at this time.

The administration has indicated a willingness to reverse its previous opposition to funding beach projects. Given the Administration’s position, and if Congress includes additional beach funding in its version of the budget, the Company expects a larger federal beach market than in recent years. Currently, the Company anticipates that $100 million in beach projects will be scheduled to be bid in the next 12 months.

Middle East. The Company’s current foreign dredging backlog is anticipated to keep the portion of the Company’s fleet located in the Middle East busy into the third quarter of 2010. In addition, the Company believes that several additional potential dredging projects may be awarded in the near term. In the longer term, the Company is optimistic about its opportunities in the Middle East as the Company believes that customers in the Middle East are beginning to feel more confident in moving forward with infrastructure projects, although these projects are expected to be smaller in scope than historical Middle East projects. In order to position the Company to take advantage of these opportunities, the Company is upgrading its dredge Ohio to a world class cutter suction dredge. Plans to upgrade the Ohio were put on hold at the start of 2009 as the Company was uncertain whether there would be enough work for a dredge of this size.

Demolition. Demolition segment backlog exceeded $50 million at the end of the first quarter of 2010. A significant portion of projects in backlog are located in the New York market. This is a sizable amount of work for the demolition segment to work off in 2010 and into 2011 may be an early sign of economic recovery in the construction market.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash provided by (used in) operating activities for the quarters ended March 31, 2010 and 2009 totaled $37.2 million, and $(16.2) million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first three months of 2010, lower activity in foreign operations (which usually experience longer collection periods) coupled with payments being made on a foreign account receivable that had been outstanding throughout 2009, drove the increase in cash generated. The opposite situation occurred in the first three months of 2009 with a high level of foreign work and delayed payment from our foreign customer.

The Company’s net cash flows used in investing activities for the quarters ended March 31, 2010 and 2009 totaled $7.0 million and $5.7 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of our dredging fleet. In addition, in 2009 the Company invested $1.2 million to acquire a 65% ownership interest in Yankee, an addition to the demolition segment.

The Company’s net cash flows provided by (used in) financing activities for the quarters ended March 31, 2010 and 2009 totaled ($12.5) million and $17.7 million, respectively. The Company repaid $11.0 million of revolving credit borrowings in the first quarter of 2010, accounting for most of the use of cash in financing activities. Cash flow in 2009 was primarily generated by $19.2 million of revolving credit borrowings, offset by repayments of equipment debt and dividends.

The Company paid a $1.0 million dividend in the 2010 first quarter. The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s senior credit facility and the indenture relating to its senior subordinated debt, and other factors the Board of Directors deems relevant. Accordingly the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The Company’s obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of the Company’s operating equipment. The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior subordinated notes are unsecured. The Company’s bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants. In late 2008, Lehman Brothers, a 6.5% participant in the Company’s credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolver borrowings. As Lehman Brothers is a defaulting lender, the Company is no longer able to draw upon Lehman Brother’s pro rata portion of their commitment. As of March 31, 2010, the Company had no amounts outstanding under its revolving credit facility. As such, Lehman Brothers’ remaining $10.0 million commitment has not been included in the Company’s availability under its credit facility; however, as the Company has significant capacity on its revolver, this has not presently impacted the Company’s ability to fund working capital needs. For additional detail, see Note 8 to Condensed Consolidated Financial Statements included in this report.

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

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company’s financial instruments as of March 31, 2010 has not materially changed since December 31, 2009. The market risk profile of the Company on December 31, 2009 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2010. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

See Note 8 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes during the three months ended March 31, 2010 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

/S/ DEBORAH A. WENSEL
	By:	Deborah A. Wensel
Date: May 7, 2010		Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.