Form 10-Q
period 2010-06-30
Great Lakes Dredge & Dock CORP
filed 2010-08-09
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, 58,686,637 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2010

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,802	$3,250
Accounts receivable — net	134,967	153,901
Contract revenues in excess of billings	13,137	28,004
Inventories	29,494	29,192
Prepaid expenses	2,854	2,644
Other current assets	13,302	15,445

Total current assets	246,556	232,436

PROPERTY AND EQUIPMENT — Net	284,526	291,157
GOODWILL	98,049	98,049
OTHER INTANGIBLE ASSETS — Net	819	1,037
INVENTORIES — Noncurrent	25,537	27,662
INVESTMENTS IN JOINT VENTURES	7,090	7,943
OTHER	6,778	7,142

TOTAL	$669,355	$665,426

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$78,532	$83,783
Accrued expenses	34,965	31,265
Billings in excess of contract revenues	27,090	24,901
Current portion of equipment debt	669	1,200

Total current liabilities	141,256	141,149

REVOLVING CREDIT FACILITY	—	11,000
7 3/4 % SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	79,419	81,642
OTHER	10,868	12,086

Total liabilities	406,543	420,877

COMMITMENTS AND CONTINGENCIES

EQUITY:

Common stock—$.0001 par value; 90,000,000 authorized, 58,671,956 and 58,542,038 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	6	6
Additional paid-in capital	264,854	263,579
Accumulated deficit	(206)	(18,336)
Accumulated other comprehensive income (loss)	(36)	539

Total Great Lakes Dredge & Dock Corporation Equity	264,618	245,788

NONCONTROLLING INTERESTS	(1,806)	(1,239)

Total equity	262,812	244,549

TOTAL	$669,355	$665,426

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Contract revenues	$180,135	$142,455	$341,535	$321,658
Costs of contract revenues	145,546	113,897	276,462	266,063

Gross profit	34,589	28,558	65,073	55,595
General and administrative expenses	14,266	11,591	25,226	21,990
Amortization of intangible assets	108	193	218	386

Operating income	20,215	16,774	39,629	33,219
Interest expense, net	(2,995)	(4,730)	(6,215)	(8,998)
Equity in loss of joint ventures	(131)	(9)	(853)	(565)

Income before income taxes	17,089	12,035	32,561	23,656
Income tax provision	(6,755)	(4,631)	(12,994)	(9,802)

Net income	10,334	7,404	19,567	13,854
Net loss attributable to noncontrolling interests	474	27	567	891

Net income attributable to Great Lakes Dredge & Dock Corporation	$10,808	$7,431	$20,134	$14,745

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.18	$0.13	$0.34	$0.25
Basic weighted average shares	58,602	58,499	58,575	58,494

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.18	$0.13	$0.34	$0.25
Diluted weighted average shares	58,781	58,554	58,748	58,521

Dividends declared per share	$0.02	$0.02	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE — January 1, 2010	58,542,038	$6	$263,579	$(18,336)	$539	$(1,239)	$244,549

Share-based compensation	33,480	—	861	—	—	—	861
Vesting of RSU’s	13,202						—
Exercise of stock options	83,236		414				414
Dividends declared and paid	—	—	—	(2,004)	—	—	(2,004)
Comprehensive income (loss):
Net income (loss)	—	—	—	20,134	—	(567)	19,567
Reclassification of derivative gain to earnings (net of tax of $143)	—	—	—	—	(216)	—	(216)
Change in fair value of derivatives (net of tax benefit of $239)	—	—	—	—	(359)	—	(359)

Total comprehensive income (loss)						(567)	18,992

BALANCE — June 30, 2010	58,671,956	$6	$264,854	$(206)	$(36)	$(1,806)	$262,812

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE — January 1, 2009	58,484,242	$6	$262,501	$(31,812)	$(3,415)	$833	$228,113

Acquisition of Yankee Environmental Services	—	—		—	—	662	662
Share-based compensation	20,300	—	375	—	—	—	375
Dividends declared and paid	—	—	—	(1,989)	—	—	(1,989)
Comprehensive income (loss):
Net income (loss)	—	—	—	14,745	—	(891)	13,854
Reclassification of derivative loss to earnings (net of tax of $2,016)	—	—	—	—	3,036	—	3,036
Change in fair value of derivatives (net of tax of $290)	—	—	—	—	437	—	437

Total comprehensive income (loss)						(891)	17,327

BALANCE — June 30, 2009	58,504,542	$6	$262,876	$(19,056)	$58	$604	$244,488

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$19,567	$13,854
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	17,993	17,482
Equity in loss of joint ventures	853	565
Distribution from equity joint ventures	—	621
Deferred income taxes	(2,958)	256
Gain on dispositions of property and equipment	(255)	(369)
Amortization of deferred financing fees	803	874
Share-based compensation expense	861	375
Changes in assets and liabilities:
Accounts receivable	18,934	(10,903)
Contract revenues in excess of billings	14,867	(8,798)
Inventories	1,823	4,028
Prepaid expenses and other current assets	2,093	3,195
Accounts payable and accrued expenses	577	(12,320)
Billings in excess of contract revenues	2,189	2,564
Other noncurrent assets and liabilities	(1,702)	907

Net cash flows provided by operating activities	75,645	12,331

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,973)	(10,060)
Dispositions of property and equipment	210	982
Acquisition of controlling interest in Yankee Environmental Services	—	(1,229)

Net cash flows used in investing activities	(12,763)	(10,307)

FINANCING ACTIVITIES:
Repayments of long-term debt	(694)	(829)
Borrowings under revolving loans	14,968	104,831
Repayments of revolving loans	(25,968)	(104,831)
Exercise of stock options	414	—
Dividends paid	(2,004)	(1,989)
Repayment of capital lease debt	(46)	(60)

Net cash flows used in by financing activities	(13,330)	(2,878)

Net change in cash and cash equivalents	49,552	(854)
Cash and cash equivalents at beginning of period	3,250	10,478

Cash and cash equivalents at end of period	$52,802	$9,624

Supplemental Cash Flow Information
Cash paid for interest	$6,747	$9,036

Cash paid for income taxes	$8,431	$4,183

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$1,444	$2,374

Property and equipment purchased on equipment notes	$32	$100

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature, that are necessary to present fairly the Company’s financial position as of June 30, 2010 and its results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009, have been included.

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

The Company performed its most recent annual test of impairment as of July 1, 2009 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the measurement date, the fair value of the demolition segment was $1.8 million above the carrying value. A more than insignificant decline in the demolition segment’s future operating results or cash flow forecasts versus the segment’s current forecasts could potentially trigger a goodwill impairment charge in a future period. No test was performed in the first six months of 2010 as no triggering events which would require a test were deemed to have occurred, based on the segment’s current quarterly results and forecasts. The Company will perform its next annual test of impairment during the third quarter of 2010.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company has corrected the presentation of borrowings and payments on its revolving credit facility for the six months ended June 30, 2009. Such amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification Topic (“ASC”) 230. The correction had no effect on net cash flows used in financing activities.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to Great Lakes Dredge & Dock Corporation by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2010, options to purchase 644,123 shares of common stock (“NQSOs”) and restricted stock units (“RSUs”) that are convertible into 122,716 shares of common stock were excluded from the computation of earnings per share (“EPS”), and for the three and six months ended June 30, 2009, 727,843 NQSOs and 145,736 RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSQs and RSUs were determined to be anti-dilutive. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation - numerator for basic & diluted earnings per share	$10,808	$7,431	$20,134	$14,745
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	58,602	58,499	58,575	58,494
Dilutive impact of outstanding restricted stock units issued	135	55	134	27
Dilutive impact of outstanding stock options issued	44	—	39	—

Denominator for diluted earnings per share adjusted weighted average shares	58,781	58,554	58,748	58,521

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.18	$0.13	$0.34	$0.25

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.18	$0.13	$0.34	$0.25

3.	Fair value measurements

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At June 30, 2010, the Company held certain derivative contracts that it uses to manage commodity price risk and interest rate risk. Such instruments are not used for trading purposes. The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$(60)	$—	$(60)	$—
Interest rate swap contracts-other current assets	719	—	—	719
Interest rate swap contracts-other assets	474	—	—	474

Total assets measured at fair value	$1,133	$—	$(60)	$1,193

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$897	$—	$897	$—
Interest rate swap contracts-assets	1,529	—	—	1,529
Interest rate swap contracts-liabilities	(1,549)	—	—	(1,549)

Total assets measured at fair value	$877	$—	$897	$(20)

Interest Rate Swaps

In May 2009, the Company entered into two interest rate swap arrangements, which are effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. The current portion of the fair value asset of the swaps at June 30, 2010 is $719 and is recorded in current assets. The long term portion of the fair value asset of the swaps at June 30, 2010 was $474 and is recorded in other assets. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
	2010	2009

Balance at January 1,	$20	$—
Total unrealized gains or (losses): included in earnings	773	(602)
Included in other comprehensive income	—	—
Purchases	—	—
Settlements	440	34

Balance at June 30,	$1,193	$(568)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
	2010	2009

Balance at April 1,	$774	$—
Transfers to Level 3	—	—
Total unrealized gains or (losses): included in earnings	(21)	(602)
Included in other comprehensive income	—	—
Purchases	—	—
Settlements	440	34

Balance at June 30,	$1,193	$(568)

Fuel Hedge Contracts

At June 30, 2010 and December 31, 2009, the fair value asset (liability) on the fuel hedge contracts was estimated to be ($60) and $897, respectively, and is recorded in accrued liabilities and other current assets, respectively. The change in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2010 was ($359). The remaining losses included in accumulated other comprehensive income (loss) at June 30, 2010 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of interest rate and fuel hedge contracts outstanding as of June 30, 2010 and December 31, 2009 is as follows:

	Fair Value of Derivatives At June 30, 2010
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Current Assets	$719	Other Liabilities	$—
Interest rate swaps	Other Assets	474	Other Liabilities	—
Fuel hedge contracts	Current Assets	22	Accrued expenses	(82)

Total Derivatives		$1,215		$(82)

	Fair Value of Derivatives At December 31, 2009
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Current Assets	$1,529	Other Liabilities	$(1,549)
Fuel hedge contracts	Current Assets	897	Accrued expenses	—

Total Derivatives		$2,426		$(1,549)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. At June 30, 2010, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000. The fair value of these notes was $176,750 at June 30, 2010 and $173,250 at December 31, 2009, based on indicative market prices.

4.	Share-based compensation

The Company’s 2007 Long-Term Incentive Plan (the “Incentive Plan”) permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees and directors for up to 5.8 million shares of common stock. The Company has granted NQSOs and RSUs to certain employees pursuant to the Incentive Plan. Compensation cost charged to income related to these stock-based compensation arrangements was $482 and $861 for the three and six months ended June 30, 2010, respectively, and $250 and $375 for the three and six months ended June 30, 2009, respectively. During the six months ended June 30, 2010, the Company granted 347,485 NQSOs and 122,716 RSUs. An insignificant number of NQSOs and RSUs have been forfeited during the six months ended June 30, 2010. As of June 30, 2010, there was $2.4 million of total unrecognized compensation cost related to non-vested NQS0s and RSUs granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.2 years. In addition, for the six months ended June 30, 2010 and 2009, 33,480 and 20,300 shares, respectively, of the Company’s common stock were issued to non-employee directors under the Incentive Plan.

5.	Accounts receivable

Accounts receivable at the periods presented are as follows:

	June 30, 2010	December 31, 2009
Completed contracts	$29,361	$19,468
Contracts in progress	83,463	105,717
Retainage	23,770	29,966

	136,594	155,151
Allowance for doubtful accounts	(1,627)	(1,250)

Total accounts receivable	$134,967	$153,901

6.	Contracts in progress

The components of contracts in progress at the periods presented are as follows:

	June 30, 2010	December 31, 2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$194,659	$264,073
Amounts billed	(182,095)	(236,780)

Costs and earnings in excess of billings for contracts in progress	12,564	27,293
Costs and earnings in excess of billings for completed contracts	573	711

Total contract revenues in excess of billings	$13,137	$28,004

Billings in excess of costs and earnings:
Amounts billed	$(519,437)	$(434,893)
Costs and earnings for contracts in progress	492,347	409,992

Total billings in excess of contract revenues	$(27,090)	$(24,901)

7.	Accrued expenses

Accrued expenses at the periods presented are as follows:

	June 30, 2010	December 31, 2009
Income and other taxes	$10,728	$4,094
Insurance	9,338	8,521
Payroll and employee benefits	7,321	11,233
Fixed equipment costs accrued	3,430	—
Percentage of completion adjustment	2,357	5,901
Interest	604	726
Fuel hedge liability	82	—
Other	1,105	790

Total accrued expenses	$34,965	$31,265

8.	Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to operate the business, including profit and loss statements prepared for the segments presented. Management uses operating income to evaluate performance of the two segments. Segment information for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dredging
Contract revenues	$165,599	$128,511	$314,640	$294,823
Operating income	21,462	16,813	41,031	35,771

Demolition
Contract revenues	$14,536	$13,944	$26,895	$26,835
Operating loss	(1,247)	(39)	(1,402)	(2,552)

Total
Contract revenues	$180,135	$142,455	$341,535	$321,658
Operating income	20,215	16,774	39,629	33,219

In addition, foreign dredging revenue of $13,641 and $39,213 for the three and six months ended June 30, 2010, respectively, and $45,521 and $89,776 for the three and six months ended June 30, 2009 respectively, was primarily attributable to work performed in Bahrain.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

9.	Commitments and contingencies

Commercial commitments

The Company’s $145,000 bank credit facility matures in June 2012. This credit facility provides for revolving loans, letters of credit and swingline loans. As of June 30, 2010, the Company had no outstanding borrowings and $16,566 of letters of credit outstanding, and $128,434 of remaining availability under the Credit Agreement. In late 2008, Lehman Brothers (“Lehman”), a 6.5% participant in the credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolving credit borrowings. In May 2010, the Company’s Credit Agreement was amended to remove Lehman as a lender under the Credit Agreement and to reduce the lenders’ revolving credit commitment under the Credit Agreement from $155,000 to $145,000.

The Company obtains performance, bid and payment bonds through a bonding agreement with a surety company. The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects. As of June 30, 2010, Great Lakes had outstanding bonds valued at $359,304; however, the revenue value remaining in backlog related to these projects totaled approximately $166,087.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of June 30, 2010, Great Lakes had $15,707 of letters of credit outstanding under this facility.

The Company has $175,000 of 7.75% senior subordinated notes outstanding, which mature in December 2013.

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

The Company or its former subsidiary, NATCO Limited Partnership, is named as a defendant in approximately 251 lawsuits, the majority of which were filed between 1989 and 2000. In these lawsuits, the plaintiffs allege personal injury, primarily pleural abnormality or asbestosis, from exposure to asbestos on our vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations. By order dated October 29, 2009, however, the presiding judge reactivated 512 lawsuits in an effort to clean out the administrative docket and has stated that he intends to reactivate approximately 250 cases each month. Six of the cases reactivated to date name the Company as a defendant. Of these six cases, one of the plaintiffs has elected not to pursue his claims. Discovery on the remaining five cases was stayed by the presiding judge. In addition, by order entered March 2, 2010, the judge dismissed 7,405 lawsuits pending in the administrative docket, including twelve which named the Company as a defendant. Management does not believe that these cases will have a material adverse impact on the condensed consolidated financial statements.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Reed Complaint”). The Reed Complaint names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed Complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The Reed Complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs’ property. The Reed Complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints and one mass tort case (together with the Reed Complaint, the “Katrina Claims”). All of these cases raise the same claims as the Reed Complaint. The amount of claimed damages in these claims is not stated, but is presumed to be significant. On March 9, 2007, the District Court dismissed with prejudice the Katrina Claims against Great Lakes and those plaintiffs filed an appeal to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On November 25, 2009, the Fifth Circuit affirmed the dismissal of the Katrina Claims and later denied the plaintiffs’ Motion for Rehearing. The plaintiffs did not file a writ of certiorari to the U.S. Supreme Court.

On October 19, 2006, Great Lakes and the other dredging companies filed in federal district court for exoneration or limitation of liability under the Limitation of Liability Act (the “Limitation Action”). The Limitation Action stays all outstanding Katrina Claims against Great Lakes in the district court, pending resolution of the Limitation Action. Approximately 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes asserting the same basic theory of liability as in the Katrina Claims and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes. In addition, all of the dredging companies, including Great Lakes, filed cross-claims against each other in the Limitation Action seeking contribution and indemnification. Great Lakes currently believes that it has meritorious claims for either exoneration from all liability or limitation of liability to not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability. On September 7, 2007, Great Lakes filed a motion to dismiss the plaintiffs’ claims. The District Court granted the motion on June 12, 2008, dismissing these claims with prejudice. The plaintiffs filed a notice of appeal in the Fifth Circuit. The Fifth Circuit stayed the appeal pending issuance of its opinion in the Katrina Claims. Following the Fifth Circuit’s affirmance of the dismissal of the Katrina Claims, briefing on this appeal was completed, and the Fifth Circuit heard oral arguments on August 2, 2010. Great Lakes maintains $150 million in insurance coverage for the Katrina Claims and these claims. Great Lakes currently believes that these claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

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

10.	Supplemental unaudited condensed consolidating financial information

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2010

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,793	$9	$—	$—	$52,802
Accounts receivable—net	134,967	—	—	—	134,967
Receivables from affiliates	19,763	2,744	—	(22,507)	—
Contract revenues in excess of billings	13,137	—	—	—	13,137
Inventories	29,494	—	—	—	29,494
Prepaid expenses	2,724	—	130	—	2,854
Other current assets	6,763	—	6,539	—	13,302

Total current assets	259,641	2,753	6,669	(22,507)	246,556

PROPERTY AND EQUIPMENT—Net	284,526	—	—	—	284,526
GOODWILL	98,049	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	819	—	—	—	819
INVESTMENTS IN SUBSIDIARIES	2,753	—	529,937	(532,690)	—
INVENTORIES — Noncurrent	25,537	—	—	—	25,537
INVESTMENTS IN JOINT VENTURES	7,090	—	—	—	7,090
OTHER ASSETS	2,318	—	5,179	(719)	6,778

TOTAL	$680,733	$2,753	$541,785	$(555,916)	$669,355

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	78,532	—	—	—	78,532
Payables to affiliates	11,857	—	10,650	(22,507)	—
Accrued expenses	24,720	—	10,245	—	34,965
Billings in excess of contract revenues	27,090	—	—	—	27,090
Current portion of equipment debt	669	—	—	—	669

Total current liabilities	142,868	—	20,895	(22,507)	141,256

REVOLVING CREDIT FACILITY	—	—	—	—	—
7 3/4 % SENIOR SUBORDINATED NOTES	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	2	—	80,136	(719)	79,419
OTHER	7,926	—	2,942	—	10,868

Total liabilities	150,796	—	278,973	(23,226)	406,543

Total Great Lakes Dredge & Dock Corporation Equity	529,937	2,753	264,618	(532,690)	264,618
NONCONTROLLING INTERESTS	—	—	(1,806)	—	(1,806)

TOTAL EQUITY	529,937	2,753	262,812	(532,690)	262,812

TOTAL	$680,733	$2,753	$541,785	$(555,916)	$669,355

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,241	$9	$—	$—	$3,250
Accounts receivable—net	153,901	—	—	—	153,901
Receivables from affiliates	4,558	2,743	17,881	(25,182)	—
Contract revenues in excess of billings	28,004	—	—	—	28,004
Inventories	29,192	—	—	—	29,192
Prepaid expenses	2,443	—	201	—	2,644
Other current assets	9,210	—	6,235	—	15,445

Total current assets	230,549	2,752	24,317	(25,182)	232,436

PROPERTY AND EQUIPMENT—Net	291,157	—	—	—	291,157
GOODWILL	98,049	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	1,037	—	—	—	1,037
INVESTMENTS IN SUBSIDIARIES	2,752	—	490,191	(492,943)	—
NOTES RECEIVABLE FROM AFFILIATES	61	—	—	(61)	—
INVENTORIES — Noncurrent	27,662	—	—	—	27,662
INVESTMENTS IN JOINT VENTURES	7,943	—	—	—	7,943
OTHER ASSETS	2,074	—	5,509	(441)	7,142

TOTAL	$661,284	$2,752	$520,017	$(518,627)	$665,426

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	83,783	—	—	—	83,783
Payables to affiliates	25,182	—	—	(25,182)	—
Accrued expenses	28,360	—	2,905	—	31,265
Billings in excess of contract revenues	24,901	—	—	—	24,901
Current portion of equipment debt	1,200	—	—	—	1,200

Total current liabilities	163,426	—	2,905	(25,182)	141,149

REVOLVING CREDIT FACILITY	—	—	11,000	—	11,000
7 3/4 % SENIOR SUBORDINATED NOTES	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	61	—	—	(61)	—
DEFERRED INCOME TAXES	2	—	82,081	(441)	81,642
OTHER	7,604	—	4,482	—	12,086

Total liabilities	171,093	—	275,468	(25,684)	420,877

Total Great Lakes Dredge & Dock Corporation Equity	490,191	2,752	245,788	(492,943)	245,788
NONCONTROLLING INTERESTS	—	—	(1,239)	—	(1,239)

TOTAL EQUITY	490,191	2,752	244,549	(492,943)	244,549

TOTAL	$661,284	$2,752	$520,017	$(518,627)	$665,426

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$180,135	$—	$—	$—	180,135
COSTS OF CONTRACT REVENUES	(145,546)	—	—	—	(145,546)

GROSS PROFIT	34,589	—	—	—	34,589

OPERATING EXPENSES
General and administrative expenses	(13,340)	—	(926)	—	(14,266)
Amortization of intangible assets	(108)	—	—	—	(108)

Total operating income	21,141	—	(926)	—	20,215

INTEREST EXPENSE (Net)	(15)	—	(2,980)	—	(2,995)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	21,354	(21,354)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(131)	—	—	—	(131)

INCOME (LOSS) BEFORE INCOME TAXES	20,995	—	17,448	(21,354)	17,089

INCOME TAX (PROVISION) BENEFIT	359	—	(7,114)	—	(6,755)

NET INCOME (LOSS)	21,354	—	10,334	(21,354)	10,334
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	474	—	474

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$21,354	$—	$10,808	$(21,354)	$10,808

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$142,455	$—	$—	$—	142,455
COSTS OF CONTRACT REVENUES	(113,852)	—	(45)	—	(113,897)

GROSS PROFIT	28,603	—	(45)	—	28,558

OPERATING EXPENSES
General and administrative expenses	(10,996)	—	(595)	—	(11,591)
Amortization of intangible assets	(193)	—	—	—	(193)

Total operating income	17,414	—	(640)	—	16,774

INTEREST EXPENSE (Net)	11	—	(4,741)	—	(4,730)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	17,454	(17,454)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(9)	—	—	—	(9)

INCOME (LOSS) BEFORE INCOME TAXES	17,416	—	12,073	(17,454)	12,035

INCOME TAX (PROVISION) BENEFIT	38	—	(4,669)	—	(4,631)

NET INCOME (LOSS)	17,454	—	7,404	(17,454)	7,404
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	27	—	27

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$17,454	$—	$7,431	$(17,454)	$7,431

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$341,535	$—	$—	$—	341,535
COSTS OF CONTRACT REVENUES	(276,462)	—	—	—	(276,462)

GROSS PROFIT	65,073	—	—	—	65,073

OPERATING EXPENSES
General and administrative expenses	(23,609)	—	(1,617)	—	(25,226)
Amortization of intangible assets	(218)	—	—	—	(218)

Total operating income	41,246	—	(1,617)	—	39,629

INTEREST EXPENSE (Net)	(41)	—	(6,174)	—	(6,215)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	40,702	(40,702)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(853)	—	—	—	(853)

INCOME (LOSS) BEFORE INCOME TAXES	40,352	—	32,911	(40,702)	32,561

INCOME TAX (PROVISION) BENEFIT	350	—	(13,344)	—	(12,994)

NET INCOME (LOSS)	40,702	—	19,567	(40,702)	19,567
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	567	—	567

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$40,702	$—	$20,134	$(40,702)	$20,134

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$321,658	$—	$—	$—	321,658
COSTS OF CONTRACT REVENUES	(266,018)	—	(45)	—	(266,063)

GROSS PROFIT	55,640	—	(45)	—	55,595

OPERATING EXPENSES
General and administrative expenses	(20,881)	—	(1,109)	—	(21,990)
Amortization of intangible assets	(386)	—	—	—	(386)

Total operating income	34,373	—	(1,154)	—	33,219

INTEREST EXPENSE (Net)	(35)	—	(8,963)	—	(8,998)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	—	34,612	(34,612)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(565)	—	—	—	(565)

INCOME (LOSS) BEFORE INCOME TAXES	33,773	—	24,495	(34,612)	23,656

INCOME TAX (PROVISION) BENEFIT	839	—	(10,641)	—	(9,802)

NET INCOME (LOSS)	34,612	—	13,854	(34,612)	13,854
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	891	—	891

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$34,612	$—	$14,745	$(34,612)	$14,745

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows provided by operating activities	$100,033	$—	$(24,388)	$—	$75,645
Investing Activities
Purchases of property and equipment	(12,973)	—	—	—	(12,973)
Dispositions of property and equipment	210	—	—	—	210

Net cash flows used in investing activities	(12,763)	—	—	—	(12,763)
Financing Activities
Repayments of long-term debt	(694)	—	—	—	(694)
Borrowings under revolving loans	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	(25,968)	—	(25,968)
Net change in accounts with affiliates	(37,392)	—	37,392	—	—
Exercise of stock options	414	—	—	—	414
Dividends	—	—	(2,004)	—	(2,004)
Repayment of capital lease debt	(46)	—	—	—	(46)

Net cash flows provided by (used in) financing activities	(37,718)	—	24,388	—	(13,330)

Net change in cash and cash equivalents	49,552	—	—	—	49,552
Cash and cash equivalents at beginning of period	3,241	9	—	—	3,250

Cash and cash equivalents at end of period	$52,793	$9	$—	$—	$52,802

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED

(in thousands)

	Guarantor Subsidiaries	Other Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows provided by operating activities	$22,716	$—	$(10,385)	$—	$12,331
Investing Activities
Purchases of property and equipment	(10,060)	—	—	—	(10,060)
Dispositions of property and equipment	982	—	—	—	982
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	—	—	—	(1,229)

Net cash flows used in investing activities	(10,307)	—	—	—	(10,307)
Financing Activities
Repayments of long-term debt	(829)	—	—	—	(829)
Borrowings under revolving loans	—	—	104,831	—	104,831
Repayments of revolving loans			(104,831)		(104,831)
Net change in accounts with affiliates	(12,374)	—	12,374	—	—
Dividends	—	—	(1,989)	—	(1,989)
Repayment of capital lease debt	(60)	—	—	—	(60)

Net cash flows provided by (used in) financing activities	(13,263)	—	10,385	—	(2,878)

Net change in cash and cash equivalents	(854)	—	—	—	(854)
Cash and cash equivalents at beginning of period	10,473	5	—	—	10,478

Cash and cash equivalents at end of period	$9,619	$5	$—	$—	$9,624

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 , as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 12% of its dredging revenues for the first six months of 2010, compared with the Company’s three year average of 30%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2010, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 71% of dredging revenues as compared with the Company’s three year average of 54%.

The Company also owns a 65% interest in NASDI, LLC (“NASDI”), a demolition service provider located in the Boston, Massachusetts area. In the first six months of 2010, demolition revenues accounted for 8% of total revenues, compared with the prior three year average of 13%. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. The majority of NASDI’s work has historically been performed in New England. However, NASDI is currently expanding its footprint; primarily, into New York. The Company also has a 65% interest in Yankee Environmental Services LLC (“Yankee”), a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials for private and governmental entities predominantly in the Boston area.

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

Results of Operations

The following table sets forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(80.8)	(80.0)	(80.9)	(82.7)

Gross profit	19.2	20.0	19.1	17.3
General and administrative expenses	(7.9)	(8.1)	(7.4)	(6.8)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)	(0.1)

Operating income	11.2	11.8	11.6	10.4
Interest expense, net	(1.7)	(3.3)	(1.8)	(2.8)
Equity in earnings (loss) of joint ventures	(0.1)	—	(0.2)	(0.2)

Income before income taxes	9.4	8.5	9.6	7.4
Income tax provision	(3.7)	(3.3)	(3.8)	(3.0)

Net income	5.7	5.2	5.8	4.4
Net loss attributable to noncontrolling interests	0.3	—	0.2	0.3

Net income attributable to Great Lakes Dredge & Dock Corporation	6.0%	5.2%	6.0%	4.7%

EBITDA	16.2%	15.9%	16.8%	15.9%

EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that its primary stakeholders (i.e. its bondholders, banks and investors) use EBITDA to evaluate the Company’s period-to-period performance. Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon EBITDA to assess performance for purposes of determining compensation under its incentive plan. EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure its operating performance and uses EBITDA only as a supplement. EBITDA is reconciled to net income attributable to Great Lakes Dredge & Dock Corporation in the table of financial results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income attributable to Great Lakes Dredge & Dock Corporation	$10,808	$7,431	$20,134	$14,745
Adjusted for:
Interest expense, net	2,995	4,730	6,215	8,998
Income tax expense	6,755	4,631	12,994	9,802
Depreciation and amortization	8,554	5,836	17,993	17,482

EBITDA	$29,112	$22,628	$57,336	$51,027

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues (in thousands)	2010	2009	Change	2010	2009	Change
Dredging:
Capital - U.S.	$72,164	$37,720	91%	$116,251	$92,198	26%
Capital - foreign	13,640	45,521	(70)%	39,212	89,776	(56)%
Beach	43,099	1,514	2,747%	81,704	23,146	253%
Maintenance	36,696	43,756	(16)%	77,473	89,703	(14)%
Demolition	14,536	13,944	4%	26,895	26,835	0%

	$180,135	$142,455	26%	$341,535	$321,658	6%

Total revenue for the 2010 second quarter was $180.1 million, up 26% from revenue of $142.5 million for the 2009 second quarter. Dredging revenue of $165.6 million increased 29% from a year ago as strong performances from domestic capital and beach nourishment activities more than offset the decline in maintenance and foreign activities. Demolition revenue of $14.6 million for the 2010 second quarter was comparable to $13.9 million for the 2009 second quarter. Total revenue for the six-month period ended June 30, 2010 increased by 6% to $341.5 million compared to $321.7 million for the same 2009 period.

Capital projects include large port deepenings and other infrastructure projects including land reclamations. Domestic capital dredging revenue nearly doubled to $72.2 million in the 2010 second quarter compared to $37.7 million for the same period in 2009. Domestic capital dredging revenue increased 26% to $116.3 million for the six months ended June 30, 2010 from $92.2 million for the same 2009 period. Domestic capital revenue in the quarter and year to date was primarily generated by projects in the Ports of New York, New Jersey and Jacksonville, Florida and coastal restoration in Louisiana. Foreign revenue decreased $31.9 million and $50.6 million, or 70% and 56%, in the 2010 second quarter and first half, respectively, compared to the same 2009 periods. Foreign revenue has declined due to the slowdown of work in the Middle East region since the middle of 2009. Foreign revenue was driven by three projects in Bahrain and one project in the United Arab Emirates.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion. Beach revenue in the 2010 second quarter increased by $41.6 million, compared to the same 2009 quarter, which had minimal beach revenue. Year to date 2010 beach revenue increased $58.6 million, to $81.7 million compared to the first half of 2009. Beach work was higher during the first six months of 2010 because the Company worked on the project backlog that was awarded during the second half of 2009. During the 2009 first half, beach work was lower than historical levels as this sector experienced the effect of permitting and funding issues that hindered the ability of federal, state and local authorities to put projects out to bid. The Company worked on several beach projects in the 2010 second quarter, including projects in Florida, North Carolina and New Jersey.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Maintenance revenue in the three and six months ended June 30, 2010 decreased $7.1 million and $12.2 million, respectively, compared to the same periods in 2009. In 2009, funding from the American Recovery and Reinvestment Act (“Stimulus”) increased the amount of maintenance projects that were put out to bid during the last year. Most of this Stimulus-funded work was completed by June 30, 2010. A number of maintenance projects contributed to this quarter’s revenue, including projects in Mississippi, New York, New Jersey, and North Carolina.

Gross profit for the 2010 second quarter, increased by 21% to $34.6 million from $28.6 million in 2009, primarily as a result of increased revenue. Gross profit margin (gross profit divided by revenue) decreased slightly to 19.2% from 20% for the same period last year primarily due to the reduced activity in the Middle East that resulted in certain vessels being idle. Gross profit for the six months ended June 30, 2010 increased by $9.5 million to $65.1 million from $55.6 million from the same 2009 period and gross profit margin increased to 19.0% from 17.3.%. The increase in gross profit margin resulted from several factors, including favorable project mix and good project execution. In addition, 2009 gross profit margin was negatively affected when a portion of the one of the Company’s largecontracts in Bahrain was reclassified from backlog to an option, reducing the project scope and decreasing the overall project margin. The demolition unit’s gross profit for the first six months improved as that unit’s 2009 gross profit was negatively impacted by a write-off related to a large development contract that had been delayed due to the economic downturn.

The Company’s general and administrative expenses totaled $14.2 million and $25.2 million for the three and six months ended June 30, 2010, and except for severance expense of $2.7 million related to the departure of the Company’s former Chief Operating Officer in April 2010, were relatively flat from the same periods in 2009.

Operating income for the three and six months ended June 30, 2010 increased 21% and 19% to $20.2 million and $39.6 million, respectively, compared to the same periods of 2009 as a result of increased dredging revenue and resulting gross profit.

Net interest expense of $3.0 million and $6.2 million for the three and six months ended June 30, 2010 was down compared to $4.7 million and $9.0 million for the same 2009 periods, due partly to the lack of borrowings on the Company’s revolving credit facility for most of 2010. In addition, the Company recorded gains on its interest rate swaps which were favorable by $1.4 million and $2.2 million for the three and six months ended June 30, 2010, respectively.

Income tax expense for the three and six months ended June 30, 2010 was $6.8 million and $13.0 million, respectively, compared to $4.6 million and $9.8 million for the same 2009 periods. The higher income tax expense was primarily the result of the increased earnings the Company generated in 2010. The effective tax rate for the six months ended June 30, 2010 was essentially unchanged at 39.9%, compared to 40.0% at June 30, 2009.

Net income attributable to Great Lakes Dredge & Dock Corporation was $10.8 million and earnings per diluted share of $0.18 for the 2010 second quarter in comparison to $7.4 million and $0.13 for the same 2009 period. Net income attributable to Great Lakes Dredge & Dock Corporation and earnings per diluted share for the six months ended June 30, 2010 was $20.1 million and $0.34, respectively, compared to $14.7 million and $0.25 for the same 2009 period.

EBITDA (as defined on page 22) was $29.1 million and $57.3 million for the three and six months ended June 30, 2010, respectively, compared with $22.6 million and $51.0 million in the same 2009 periods, increasing due to the strong operating performance in the Company’s dredging segment.

Results by segment

Dredging

Dredging revenues for the three and six months ended June 30, 2010 were $165.6 million and $314.6 million, respectively, compared to $128.5 million and $294.8 million for the same periods of 2009. Dredging revenues for the six months ended June 30, 2010 were driven by increased beach and capital projects as foreign work and maintenance work declined. The dredging segment generated operating income of $21.5 million and $41.0 million for the three and six months ended June 30, 2010 compared to operating income of $16.8 million and $35.8 million for the same periods of 2009, due to increased revenue, favorable project mix and good project execution on a number of domestic capital dredging and beach nourishment projects.

Demolition

Demolition revenues for the three months and six months ended June 30, 2010 totaled $14.5 million and $26.9 million, respectively compared to $13.9 million and $26.8 million for the same 2009 periods. The demolition segment generated an operating loss of $1.2 million and $1.4 million for the three and six months ended June 30, 2010, respectively compared to an operating loss of $0.04 million and $2.6 million for the same periods of 2009. The 2010 operating loss was primarily attributable to unanticipated costs related to a bridge demolition project, one of the demolition segment’s first projects of this type. Operating income in 2010 continues to be negatively impacted by the lower level of activity from the economic downturn relative to fixed costs. 2009 results include contract losses related to a large development project in downtown Boston that had been delayed due to the economic downturn.

Bidding Activity and Backlog

The following table sets forth, by segment and dredging type of work, the Company’s backlog as of the dates indicated:

Backlog (in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Dredging:
Capital - U.S.	$170,709	$203,294	$216,494
Capital - foreign	35,899	35,715	79,379
Beach	10,860	63,390	11,490
Maintenance	31,681	63,335	82,726

Dredging Backlog	249,149	365,734	390,089
Demolition	57,601	16,448	23,729

Total Backlog	$306,750	$382,182	$413,818

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the contractual terms and remaining costs required to complete the project. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty, subject to the Company’s right, in some cases, to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2010 second quarter totaled $91 million and was comprised of beach nourishment and maintenance work. As a result, $303 million of work has been awarded in the first six months of 2010. The $521 million domestic bid market for the first six months of 2009 was supplemented by Stimulus-funded maintenance projects. Great Lakes won all of the beach projects awarded to date in 2010 (a total of $23.6 million), as well as 34% of the maintenance projects bid (a total of $53.0 million). In the 2010 second quarter, the Company won 48% of the overall domestic bid market versus a 16% win rate in this year’s first quarter. This range underscores the variability that can occur in the quarter to quarter bid results. Despite this variability, the Company’s contract win rate for the last three years has averaged 46%.

The bid market data above excludes capital dredging work related to the construction of berms off the coast of Louisiana in response to the Deepwater Horizon oil spill in the Gulf of Mexico. BP has established a $360 million escrow account to fund the construction of these berms. The berm construction project is being managed by Shaw Environmental & Infrastructure Inc. Great Lakes and other domestic dredging companies are working on this project under contracts with Shaw.

The Company’s dredging backlog decreased to $249 million as of June 30, 2010 from $365 million at December 31, 2009 due to a combination of factors. First, with its strong operating performance during the first six months, the Company worked off a considerable portion of its previous backlog. Second, a lower level of new projects was generated by the domestic bid market to date. Finally, foreign contracts continue to be procured at a sluggish pace as customers await confirmation that the global economy has begun a sustainable recovery. The Company’s June 30, 2010 backlog includes approximately 60 days worth of capital dredging for six dredges and other support equipment off the Louisiana coast. Backlog excludes low bids and options pending award of $49.3 million and $50.2 million at June 30, 2010 and December 31, 2009, respectively, and the option pending on the Diyar project in Bahrain.

Demolition services backlog at June 30, 2010 was $57.6 million, compared with $16.4 million at December 31, 2009. This increase reflects the continued success the demolition segment has achieved in expanding into neighboring markets, specifically in the New York area.

Market Outlook

United States. The Water Resources Development Act (“WRDA”) is the primary vehicle for authorizing federal capital projects to deepen the nation’s ports. While WRDA authorizes capital projects, the budgeting process appropriates annual funding for projects. Despite President Obama’s early announcement of his proposed budget for fiscal year 2011, it now appears that a budget will not be passed before the fiscal year begins on October 1, 2010. While this is not an ideal situation for the Corps, it has been the norm in recent years. The Company believes the Corps will continue to bid work in the second half of this year and into 2011. However, as in prior years, the Company has limited visibility as to future Corps projects.

The 2009 federal dredging bid market was bolstered by the Stimulus. The Company believes that the majority of the work augmented by Stimulus funding was awarded in 2009 and the remaining portion of this work was completed in the first six months of 2010.

While the Stimulus supplemented the Corps’ efforts to return our nation’s channels to their stated depths, the Company continues to believe that the long term solution for funding port maintenance involves the Harbor Maintenance Trust Fund (“HMTF”) initiative. Over the last 20 years, the HMTF has collected tax revenue annually that was originally designated to fund harbor maintenance. In recent years the gap between the amount collected and the amount allocated to harbor maintenance activities has grown significantly. Prior to 2009, maintenance dredging in our nation’s ports had been underfunded for several years, leaving many ports at considerably less than their authorized depths. The maritime industry has formed an alliance that is working under the initiative referred to as RAMP, or Realize America’s Maritime Promise, that continues to work toward assuring all future tax receipts collected under the HMTF will be spent on its intended purpose, primarily maintenance dredging. Through the efforts of RAMP, Congress has increasingly recognized the need to maintain our ports to enable more efficient movement of shipping traffic, thereby reducing costs and promoting economic growth. The allocation of 100% of the HMTF funds to their intended purpose should ensure our harbors are continually maintained at their authorized depths. Recently identical bills were introduced in the House and the Senate with strong support on both sides of the aisle. The HMTF bill continues to progress as it was included in the new Water Resources Development Act (“WRDA”) legislation that was introduced in the House last week and is anticipated to be introduced in the Senate in the near term. The Company believes that the HMTF bill may be passed this fall. However, additional funding provided by the passage of the HMTF legislation will not be accessible in 2011 absent an addition to the 2011 budget stipulating the inclusion of the HMTF funds or the passage of a supplemental appropriations bill. Absent either of these, the dredging industry is unlikely to see the full funding impact from HMTF until the 2012 budget is passed. Nevertheless, the increased focus on infrastructure and port work is a positive sign that Congress and the Obama Administration recognize the importance of funding these types of projects.

The expansion of the Panama Canal continues to heighten the need for the U.S. to deepen its East and Gulf Coast ports. Recently there has been increased discussion for expansion plans for several ports in addition to the $350 million deepening project in the Delaware River, the first phase of which was bid last year, and the $600 million deepening project that is planned in Jacksonville, Florida. The Company believes that deepening projects in Boston, Massachusetts and Miami, Florida are likely, although these projects may not be bid until 2012 or later. In the shorter term, another section of the New York harbor was bid in July, and was won by a joint venture of the Company’s competitors. The Company anticipates other domestic capital projects to include work for the Navy in Norfolk and Florida, port deepening work in Savannah, Georgia and a couple of other port deepening contracts along the Gulf coast. These capital projects could add more than $100 million to the domestic bid market over the next 12 months.

Due to the oil spill in the Gulf, it is likely that any coastal restoration projects that were expected to be bid in the second half of this year will be delayed into 2011. However, the current situation in the Gulf has highlighted the need for barrier islands and coastal restoration throughout the entire Gulf Coast region. President Obama has appointed Navy Secretary Ray Mabus to develop a long-term restoration plan for the Gulf area. It is expected that renewed focus on coastal restoration and the need for barrier islands will improve funding prospects and facilitate the bidding of these projects in a more consistent manner during the next year and beyond.

The beach bid market came back in 2009 after experiencing funding and permitting delays in the prior two years. The Company currently believes there will be similar opportunities for beach work in the last half of 2010. Currently, the Company anticipates that $100 million in beach projects will be scheduled for bid in the next 12 months.

International. The Company expects its June 30, 2010 foreign backlog to produce similar revenue to the first half of the year. Looking beyond 2010, the Company continues to expect that activity levels in the Middle East will increase during 2011 and provide opportunities for improved employment of the Company’s equipment in the region. In order to position the Company to take advantage of these anticipated opportunities, the Company is upgrading its dredge Ohio to a world class cutter suction dredge.

In addition, the Company is now entering the Brazil market. During July 2010, the hopper dredge Reem Island was mobilized to Brazil to work on a deepening project in the Port of Natal. It is scheduled to reach Brazil in August and begin work in September. The Company currently has one contract signed and is negotiating other potential work in Brazil that may not only occupy the Reem Island but also could require other equipment to be redeployed there as well.

Demolition. There have been encouraging signs in the demolition business during the first half of the year as demolition services backlog grew to $57.6 million at June 30, 2010, more than double the $23.7 million level at June 30, 2009. This increase reflects the success the demolition business has had in expanding into new markets, specifically New York. While revenues did not increase during the first half of the year, the Company expects to see revenue gains in the second half as NASDI begins to execute on this new backlog.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its bank credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash provided by operating activities for the six months ended June 30, 2010 and 2009 totaled $75.6 million, and $12.3 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first six months of 2010, lower activity in foreign operations (which usually experience longer accounts receivable collection periods) coupled with payments being made on foreign account receivable that had been outstanding throughout 2009, drove the increase in cash generated. The opposite situation occurred in the first six months of 2009 with a high level of foreign work and longer payment terms related to this foreign activity. Strong domestic operations in both periods helped drive the increase in cash.

The Company’s net cash flows used in investing activities for the six months ended June 30 2010 and 2009 totaled $12.8 million and $10.3 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of our dredging fleet. In the current period the Company’s expenditures included $2.1 million on the upgrade of the dredge Ohio. In addition, in 2009 the Company invested $1.2 million to acquire a 65% ownership interest in Yankee, an addition to the demolition segment.

The Company’s net cash flows used in financing activities for the six months ended June 30, 2010 and 2009 totaled $13.3 million and $2.9 million, respectively. The Company’s net repayment of $11.0 million of revolving credit borrowings in the first quarter of 2010, accounted for most of the increase in the cash used for financing activities.

The Company paid a $1.0 million dividend in each of the 2010 first and second quarters. The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s senior credit facility and the indenture relating to its senior subordinated debt, and other factors the Board of Directors deems relevant. Accordingly the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The Company’s obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of the Company’s operating equipment. The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior subordinated notes are unsecured. The Company’s bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants. In May 2010, the Company amended its credit facility to remove a defaulting lender, effectively reducing the facility from $155 million to $145 million.

For additional detail, see Note 9 to Condensed Consolidated Financial Statements included in this report.

The Company believes its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, debt service requirements and pay any declared dividends for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the credit agreement and the bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

The market risk of the Company’s financial instruments as of June 30, 2010 has not materially changed since December 31, 2009. The market risk profile of the Company on December 31, 2009 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2010. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

See Note 9 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

The following risk factor updates the risk factors that are included in our 2009 Annual Report on Form 10-K:

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business.

We enter into interest rate swap agreements to manage the interest rate paid with respect to our 7.75% senior subordinated notes and heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts. The United States Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). The Financial Reform Act provides for new statutory and regulatory requirements for derivative transactions, including foreign currency hedging transactions. The Financial Reform Act requires the Commodities Futures and Trading Commission to promulgate rules relating to the Financial Reform Act. Until the rules relating to the Financial Reform Act are established, we do not know how these regulations will affect us. The rules adopted by the by the Commodities Futures and Trading Commission may in the future significantly reduce our ability to execute strategic hedges to manage our interest expense and reduce our heating oil commodity uncertainty and thus protect cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Financial Reform Act’s new requirements, and the costs of their compliance will likely be passed on to customers such as ourselves, thus decreasing the benefits to us of swap and hedging transactions and reducing our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4	Reserved

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

/S/ DEBORAH A. WENSEL
	By:	Deborah A. Wensel
Date: August 9, 2010		Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.