Form 10-Q
period 2010-09-30
Great Lakes Dredge & Dock CORP
filed 2010-11-09
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, 58,721,624 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2010

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$79,031	$3,250
Accounts receivable — net	106,252	153,901
Contract revenues in excess of billings	17,662	28,004
Inventories	29,979	29,192
Prepaid expenses	3,049	2,644
Other current assets	14,568	15,445

Total current assets	250,541	232,436

PROPERTY AND EQUIPMENT — Net	282,012	291,157
GOODWILL	98,049	98,049
OTHER INTANGIBLE ASSETS — Net	714	1,037
INVENTORIES — Noncurrent	26,029	27,662
INVESTMENTS IN JOINT VENTURES	7,171	7,943
OTHER	6,682	7,142

TOTAL	$671,198	$665,426

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$77,100	$83,783
Accrued expenses	32,628	31,265
Billings in excess of contract revenues	19,222	24,901
Current portion of equipment debt	401	1,200

Total current liabilities	129,351	141,149

REVOLVING CREDIT FACILITY	—	11,000
7 3/4% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	83,076	81,642
OTHER	13,064	12,086

Total liabilities	400,491	420,877

COMMITMENTS AND CONTINGENCIES

EQUITY:

Common stock—$.0001 par value; 90,000,000 authorized, 58,721,624 and 58,542,038 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	6	6
Additional paid-in capital	265,783	263,579
Accumulated earnings (deficit)	6,476	(18,336)
Accumulated other comprehensive income	212	539

Total Great Lakes Dredge & Dock Corporation Equity	272,477	245,788

NONCONTROLLING INTERESTS	(1,770)	(1,239)

Total equity	270,707	244,549

TOTAL	$671,198	$665,426

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Contract revenues	$173,333	$140,029	$514,868	$461,687
Costs of contract revenues	140,638	122,962	417,100	389,025

Gross profit	32,695	17,067	97,768	72,662
General and administrative expenses	16,535	11,755	41,761	33,745
Amortization of intangible assets	105	193	323	579

Operating income	16,055	5,119	55,684	38,338
Interest expense, net	(3,302)	(3,242)	(9,517)	(12,240)
Equity in earnings (loss) of joint ventures	81	163	(772)	(402)

Income before income taxes	12,834	2,040	45,395	25,696
Income tax provision	(5,113)	(885)	(18,107)	(10,687)

Net income	7,721	1,155	27,288	15,009
Net (income) loss attributable to noncontrolling interests	(36)	540	531	1,431

Net income attributable to Great Lakes Dredge & Dock Corporation	$7,685	$1,695	$27,819	$16,440

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.13	$0.03	$0.47	$0.28
Basic weighted average shares	58,698	58,506	58,616	58,498

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.13	$0.03	$0.47	$0.28
Diluted weighted average shares	58,901	58,688	58,818	58,577

Dividends declared per share	$0.02	$0.02	$0.05	$0.05

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE — January 1, 2010	58,542,038	$6	$263,579	$(18,336)	$539	$(1,239)	$244,549

Share-based compensation	68,467	—	1,734	—	—	—	1,734
Vesting of RSUs	13,202						—
Exercise of stock options	97,917		470				470
Dividends declared and paid	—	—	—	(3,007)	—	—	(3,007)
Comprehensive income (loss):
Net income (loss)	—	—	—	27,819	—	(531)	27,288
Reclassification of derivative gain to earnings (net of tax of $64)	—	—	—	—	(96)	—	(96)
Change in fair value of derivatives (net of tax benefit of $153)	—	—	—	—	(231)	—	(231)

Total comprehensive income (loss)						(531)	26,961

BALANCE — September 30, 2010	58,721,624	$6	$265,783	$6,476	$212	$(1,770)	$270,707

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

BALANCE — January 1, 2009	58,484,242	$6	$262,501	$(31,812)	$(3,415)	$833	$228,113

Acquisition of Yankee Environmental Services	—	—		—	—	662	662
Share-based compensation	25,670	—	778	—	—	—	778
Dividends declared and paid	—	—	—	(2,989)	—	—	(2,989)
Comprehensive income (loss):
Net income (loss)	—	—	—	16,440	—	(1,431)	15,009
Reclassification of derivative loss to earnings (net of tax of $2,290)	—	—	—	—	3,450	—	3,450
Change in fair value of derivatives (net of tax of $28)	—	—	—	—	(42)	—	(42)

Total comprehensive income (loss)						(1,431)	18,417

BALANCE — September 30, 2009	58,509,912	$6	$263,279	$(18,361)	$(7)	$64	$244,981

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$27,288	$15,009
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	26,020	24,588
Equity in loss of joint ventures	772	402
Distribution from equity joint ventures	—	621
Deferred income taxes	(683)	3,597
Gain on dispositions of property and equipment	(415)	(453)
Amortization of deferred financing fees	1,205	1,275
Share-based compensation expense	1,734	778
Changes in assets and liabilities:
Accounts receivable	47,649	(3,513)
Contract revenues in excess of billings	10,342	(6,647)
Inventories	846	5,687
Prepaid expenses and other current assets	2,263	1,967
Accounts payable and accrued expenses	(3,447)	(12,780)
Billings in excess of contract revenues	(5,679)	3,735
Other noncurrent assets and liabilities	419	(155)

Net cash flows provided by operating activities	108,314	34,111

INVESTING ACTIVITIES:
Purchases of property and equipment	(18,283)	(16,375)
Dispositions of property and equipment	361	773
Acquisition of controlling interest in Yankee Environmental Services	—	(1,229)

Net cash flows used in investing activities	(17,922)	(16,831)

FINANCING ACTIVITIES:
Repayments of long-term debt	(1,018)	(1,256)
Borrowings under revolving loans	14,968	110,444
Repayments of revolving loans	(25,968)	(121,944)
Exercise of stock options	470	—
Dividends paid	(3,007)	(2,989)
Repayment of capital lease debt	(56)	(74)

Net cash flows used in financing activities	(14,611)	(15,819)

Net change in cash and cash equivalents	75,781	1,461
Cash and cash equivalents at beginning of period	3,250	10,478

Cash and cash equivalents at end of period	$79,031	$11,939

Supplemental Cash Flow Information
Cash paid for interest	$6,848	$8,176

Cash paid for income taxes	$15,521	$8,609

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$2,565	$3,780

Property and equipment purchased on equipment notes	$33	$243

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2010 and its results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009, have been included.

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

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2010 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by approximately 25%. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2011 should no triggering events occur which would require a test prior to the next annual test.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company has corrected the presentation in the statement of cash flows of borrowings and payments on its revolving credit facility for the nine months ended September 30, 2009. Such amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification Topic (“ASC”) 230. The correction had no effect on net cash flows used in financing activities.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to Great Lakes Dredge & Dock Corporation by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2010, options to purchase 588,384 shares and 304,695 shares, respectively, of common stock (“NQSOs”) were excluded from the calculation of diluted earnings per share (“EPS”) based on the application of the treasury stock method, as such NQSOs were determined to be anti-dilutive. For the three and nine months ended September 30, 2010, no restricted stock units that are convertible into shares of common stock (“RSUs”) were excluded from the computation of EPS, and for the three and nine months ended September 30, 2009, no NQSOs and no RSUs were excluded from the computation of EPS. The computations for basic and diluted EPS from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation—numerator for basic & diluted earnings per share	$7,685	$1,695	$27,819	$16,440
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	58,698	58,506	58,616	58,498
Dilutive impact of outstanding restricted stock units issued	173	139	165	65
Dilutive impact of outstanding stock options issued	30	43	37	14

Denominator for diluted earnings per share adjusted weighted average shares	58,901	58,688	58,818	58,577

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.13	$0.03	$0.47	$0.28

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.13	$0.03	$0.47	$0.28

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At September 30, 2010, the Company held certain derivative contracts that it uses to manage commodity price risk and interest rate risk. Such instruments are not used for trading purposes. The fair value of these derivative contracts is summarized as follows:

	Fair Value Measurements at Reporting Date Using
Description	At September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$353	$—	$353	$—
Interest rate swap contracts-other current assets	990	—	—	990
Interest rate swap contracts-other assets	795	—	—	795

Total assets measured at fair value	$2,138	$—	$353	$1,785

	Fair Value Measurements at Reporting Date Using
Description	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$897	$—	$897	$—
Interest rate swap contracts-assets	1,529	—	—	1,529
Interest rate swap contracts-liabilities	(1,549)	—	—	(1,549)

Total assets measured at fair value	$877	$—	$897	$(20)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

Interest Rate Swaps

In May 2009, the Company entered into two interest rate swap arrangements, which are effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. The current portion of the fair value asset of the swaps at September 30, 2010 is $990 and is recorded in other current assets. The long term portion of the fair value asset of the swaps at September 30, 2010 was $795 and is recorded in other assets. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
	2010	2009

Balance at January 1,	$(20)	$—
Total unrealized gains or (losses): included in earnings	1,365	225
Included in other comprehensive income	—	—
Purchases	—	—
Settlements	440	34

Balance at September 30,	$1,785	$259

Balance at June 30,	$1,193	$(568)
Transfers to Level 3	—	—
Total unrealized gains or (losses): included in earnings	592	827
Included in other comprehensive income	—	—
Purchases	—	—
Settlements	—	—

Balance at September 30,	$1,785	$259

Fuel Hedge Contracts

At September 30, 2010 and December 31, 2009, the fair value asset on the fuel hedge contracts was estimated to be $353 and $897, respectively, and is recorded in other current assets. The change in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2010 was ($231). The remaining losses included in accumulated other comprehensive income (loss) at September 30, 2010 will be reclassified into earnings over the next seven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

The fair value of interest rate and fuel hedge contracts outstanding as of September 30, 2010 and December 31, 2009 is as follows:

	Fair Value of Derivatives At September 30, 2010
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Other current assets	$990	Accrued expenses	$—
Interest rate swaps	Other noncurrent assets	795	Other liabilities	—
Fuel hedge contracts	Other current assets	353	Accrued expenses	—

Total Derivatives		$2,138		$—

	Fair Value of Derivatives At December 31, 2009
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Other current assets	$1,529	Other liabilities	$(1,549)
Fuel hedge contracts	Other current assets	897	Accrued expenses	—

Total Derivatives		$2,426		$(1,549)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. At September 30, 2010, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000. The fair value of these notes was $177,625 at September 30, 2010 and $173,250 at December 31, 2009, based on indicative market prices.

4. Share-based compensation

The Company’s 2007 Long-Term Incentive Plan (the “Incentive Plan”) permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees and directors for up to 5.8 million shares of common stock. The Company has granted NQSOs and RSUs to certain employees pursuant to the Incentive Plan. Compensation cost charged to income related to these stock-based compensation arrangements was $440 and $1,301 for the three and nine months ended September 30, 2010, respectively, and $403 and $778 for the three and nine months ended September 30, 2009, respectively. During the nine months ended September 30, 2010, the Company granted 347,485 NQSOs and 122,716 RSUs, and 99,614 NQSOs and 39,716 RSUs were forfeited. As of September 30, 2010, there was $1.8 million of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.1 years. In addition, for the nine months ended September 30, 2010 and 2009, 50,051 and 25,670 shares, respectively, of the Company’s common stock were issued to non-employee directors under the Incentive Plan.

5. Accounts receivable

Accounts receivable at the periods presented are as follows:

	September 30, 2010	December 31, 2009
Completed contracts	$22,626	$19,468
Contracts in progress	64,383	105,717
Retainage	20,870	29,966

	107,879	155,151
Allowance for doubtful accounts	(1,627)	(1,250)

Total accounts receivable	$106,252	$153,901

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

6. Contracts in progress

The components of contracts in progress at the periods presented are as follows:

	September 30, 2010	December 31, 2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$243,692	$264,073
Amounts billed	(227,124)	(236,780)

Costs and earnings in excess of billings for contracts in progress	16,568	27,293
Costs and earnings in excess of billings for completed contracts	1,094	711

Total contract revenues in excess of billings	$17,662	$28,004

Billings in excess of costs and earnings:
Amounts billed	$(423,454)	$(434,893)
Costs and earnings for contracts in progress	404,232	409,992

Total billings in excess of contract revenues	$(19,222)	$(24,901)

7. Accrued expenses

Accrued expenses at the periods presented are as follows:

	September 30, 2010	December 31, 2009
Payroll and employee benefits	$10,175	$11,233
Insurance	8,160	8,521
Income and other taxes	6,869	4,094
Interest	3,994	726
Percentage of completion adjustment	1,936	5,901
Fixed equipment costs accrued	22	—
Other	1,472	790

Total accrued expenses	$32,628	$31,265

8. Segment information

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. The Company’s financial reporting systems present various data for management to operate the business, including profit and loss statements prepared for the segments presented. Management uses operating income to evaluate performance of the two segments. Segment information for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dredging
Contract revenues	$149,107	$128,375	$463,747	$423,198
Operating income	15,796	6,618	56,827	42,428

Demolition
Contract revenues	$24,226	$11,654	$51,121	$38,489
Operating income (loss)	259	(1,499)	(1,143)	(4,090)

Total
Contract revenues	$173,333	$140,029	$514,868	$461,687
Operating income	16,055	5,119	55,684	38,338

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

In addition, foreign dredging revenue of $20,916 and $60,129 for the three and nine months ended September 30, 2010, respectively, and $25,264 and $115,040 for the three and nine months ended September 30, 2009 respectively, was primarily attributable to work performed in the Middle East.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

9. Commitments and contingencies

Commercial commitments

The Company’s $145,000 bank credit facility matures in June 2012. This credit facility provides for revolving loans, letters of credit and swingline loans. As of September 30, 2010, the Company had no outstanding borrowings and $15,361 of letters of credit outstanding, and $129,639 of remaining availability under the Credit Agreement. In late 2008, Lehman Brothers (“Lehman”), a 6.5% participant in the credit facility, filed for bankruptcy and stopped funding its share of the Company’s revolving credit borrowings. In May 2010, the Company’s Credit Agreement was amended to remove Lehman as a lender under the Credit Agreement and to reduce the lenders’ revolving credit commitment under the Credit Agreement from $155,000 to $145,000.

The Company obtains performance, bid and payment bonds through a bonding agreement with a surety company. The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects. As of September 30, 2010, Great Lakes had outstanding bonds valued at $289,942; however, the revenue value remaining in backlog related to these projects totaled approximately $161,407.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of September 30, 2010, Great Lakes had $8,297 of letters of credit outstanding under this facility.

The Company has $175,000 of 7.75% senior subordinated notes outstanding, which mature in December 2013.

The Company’s obligations under its bank credit facility and bonding agreement are secured by liens on a substantial portion of Great Lakes’ assets. As of December 31, 2009, the net book value of the Company’s operating equipment securing the Company’s obligations under its bank credit facility was approximately $88,620 and the net book value of the Company’s operating equipment securing the Company’s obligations under its bonding agreement was approximately $74,847. Great Lakes’ obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. Great Lakes’ obligations under its senior subordinated notes are unsecured.

The Company’s bank credit facility, bonding agreement and senior subordinated notes contain various restrictive covenants, including limitations on dividends, on redemption and repurchases of capital stock, and on the incurrence of indebtedness and requirements to maintain certain financial covenants.

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

The Company or its former subsidiary, NATCO Limited Partnership, is named as a defendant in approximately 251 lawsuits, the majority of which were filed between 1989 and 2000. In these lawsuits, the plaintiffs allege personal injury, primarily pleural abnormality or asbestosis, from exposure to asbestos on the Company’s vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations. Since October 2009, the presiding judge has reactivated approximately 500 cases in an effort to clear out the administrative docket. Six of the cases reactivated to date name the Company as a defendant. Of these six cases, one of the plaintiffs has elected not to pursue his claims. Discovery on the remaining five cases was stayed by the presiding judge. In addition, by order entered March 2, 2010, the judge dismissed 7,405 lawsuits pending in the administrative docket, including twelve which named the Company as a defendant. It is anticipated that the presiding judge will continue to activate and dismiss more cases during the remainder of 2010 and through 2011 both per his discretion and per agreement of counsel. Management does not believe that any of the 251 lawsuits in which the Company or its former subsidiary is named as a defendant, individually or in the aggregate, will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. The Company is presently unable to quantify the amounts of damages being sought in these lawsuits because none of the complaints specify a damage amount. As a result, the Company has not accrued any amounts in respect of these lawsuits. The Company does not believe that it is reasonably possible that additional losses with respect to these lawsuits could be material, and an estimate of a range of losses relating to these claims cannot reasonably be made.

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

On October 19, 2006, Great Lakes and the other dredging companies filed in federal district court for exoneration or limitation of liability under the Limitation of Liability Act (the “Limitation Action”). The Limitation Action stays all outstanding Katrina Claims against Great Lakes in the district court, pending resolution of the Limitation Action. Approximately 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes asserting the same basic theory of liability as in the Katrina Claims and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes. In addition, all of the dredging companies, including Great Lakes, filed cross-claims against each other in the Limitation Action seeking contribution and indemnification. Great Lakes currently believes that it has meritorious claims for either exoneration from all liability or limitation of liability to not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability. On September 7, 2007, Great Lakes filed a motion to dismiss the plaintiffs’ claims. The District Court granted the motion on June 12, 2008, dismissing these claims with prejudice. The plaintiffs filed a notice of appeal in the Fifth Circuit. The Fifth Circuit stayed the appeal pending issuance of its opinion in the Katrina Claims. Following the Fifth Circuit’s affirmance of the dismissal of the Katrina Claims, briefing on this appeal was completed. Oral argument was conducted on August 2 and, on October 14, 2010, the Fifth Circuit affirmed the dismissal of the Limitation Claims. Claimants had fifteen days to pursue a rehearing en banc which has now expired and has ninety days (i.e. until January 12, 2011) to file a writ of certiorari to the U.S. Supreme Court. Great Lakes maintains $150 million in insurance coverage for the Katrina Claims and these claims. Great Lakes currently believes that these claims will not have a material adverse impact on its financial condition, results of operations or cash flows.

On August 26, 2009, NASDI, LLC (“NASDI”) received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. NASDI believes that the Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Although the matter remains open, no lawsuit has been filed. Per the Attorney General’s request, NASDI executed a tolling agreement (which allows for extending the statute of limitations) regarding the matter. Should charges be brought, NASDI intends to defend itself vigorously on this matter. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material adverse impact on its financial condition, results of operations or cash flows.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

10. Senior management reorganization

During April 2010, the Board of Directors of the Company eliminated the position of Chief Operating Officer and created a new position, President of Dredging Operations. In connection with this operational restructuring, Richard M. Lowry, Chief Operating Officer, left the Company and is receiving severance in accordance with his Employment Agreement.

On September 7, 2010, the Company announced the resignation of Douglas B. Mackie as President and Chief Executive Officer and the appointment of Jonathan W. Berger as Chief Executive Officer. Mr. Mackie will serve as Chairman Emeritus and Senior Advisor and continue as a director through his current term which expires at the 2011 Annual Meeting of Stockholders. Also, on September 7, 2010, the Company announced the resignation of Deborah A. Wensel as Senior Vice President, Chief Financial Officer, Treasurer and Secretary and the appointment of Bruce J. Biemeck as the President and Chief Financial Officer.

The Company recorded expense of $3,625 and $6,325, respectively, in connection with these arrangements during the three months and nine months ended September 30, 2010, respectively. These payments will be made over a one to three year period depending on each former executive’s arrangement and, as of September 30, 2010, $5,231 remained unpaid and was included in accrued expense.

Effective September 7, 2010, Messrs. Berger and Biemeck continue as directors but are no longer appointed to Board Committees and Mr. Biemeck no longer serves as Lead Director.

11. Supplemental unaudited condensed consolidating financial information

The Company’s long-term debt includes $175,000 of 7.75% senior subordinated notes which mature on December 15, 2013. The Company’s obligations under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s 100%-Owned Subsidiary Guarantors (on a combined basis), each of the Company’s Non 100%-Owned Subsidiary Guarantors, the Company’s non-guarantor subsidiary and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of September 30, 2010 and December 31, 2009;

(ii)	statements of operations for the three months and nine months ended September 30, 2010 and September 30, 2009; and

(iii)	statements of cash flows for the nine months ended September 30, 2010 and September 30, 2009.

The Company has adjusted the presentation of its audited separate condensed consolidating financial information as of December 31, 2009 and for the three and nine months ended September 30, 2009 to separately disclose its Non 100%-Owned Subsidiary Guarantors, NASDI and Yankee Environmental Services, LLC (“Yankee”), in accordance with SEC Rule 3-10 of Regulation S-X. These adjustments had no impact on consolidated results as previously reported.

The Exhibits to the Company’s Form 10-Q for the period ended September 30, 2010 include separate financial statements for NASDI and Yankee. The separate financial information for NASDI does not reconcile to the NASDI financial information included in this supplemental consolidating financial information due to an immaterial difference. This difference results from an audit adjustment that was made subsequent to the filing of the Company’s 2009 Form 10-K. The adjustment is reflected in 2010 activity in this supplemental consolidating financial information.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,771	$760	$486	$14	$—	$—	$79,031
Accounts receivable—net	87,647	17,721	884	—	—	—	106,252
Receivables from affiliates	30,332	3	2,123	2,738	—	(35,196)	—
Contract revenues in excess of billings	12,531	4,880	296	—	—	(45)	17,662
Inventories	29,979	—	—	—	—	—	29,979
Prepaid expenses	2,763	—	—	—	286	—	3,049
Other current assets	6,377	155	9	—	8,027	—	14,568

Total current assets	247,400	23,519	3,798	2,752	8,313	(35,241)	250,541

PROPERTY AND EQUIPMENT—Net	273,482	8,245	285	—	—	—	282,012
GOODWILL	76,575	21,224	250	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	253	166	295	—	—	—	714
INVESTMENTS IN SUBSIDIARIES	26,063	—	—	—	547,607	(573,670)	—
INVENTORIES — Noncurrent	26,029	—	—	—	—	—	26,029
INVESTMENTS IN JOINT VENTURES	7,171	—	—	—	—	—	7,171
OTHER ASSETS	2,314	—	—	—	5,100	(732)	6,682

TOTAL	$659,287	$53,154	$4,628	$2,752	$561,020	$(609,643)	$671,198

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	65,809	10,699	592	—	—	—	77,100
Payables to affiliates	—	13,525	2,686	—	18,892	(35,103)	—
Accrued expenses	19,480	2,849	630	—	9,669	—	32,628
Billings in excess of contract revenues	16,453	2,738	169	—	—	(138)	19,222
Current portion of equipment debt	—	401	—	—	—	—	401

Total current liabilities	101,742	30,212	4,077	—	28,561	(35,241)	129,351

REVOLVING CREDIT FACILITY	—	—	—	—	—	—	—
7 3/4% SENIOR SUBORDINATED NOTES	—	—	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	—	—	—	—	83,808	(732)	83,076
OTHER	9,938	182	—	—	2,944	—	13,064

Total liabilities	111,680	30,394	4,077	—	290,313	(35,973)	400,491

Total Great Lakes Dredge & Dock Corporation Equity	547,607	22,760	551	2,752	272,477	(573,670)	272,477
NONCONTROLLING INTERESTS	—	—	—	—	(1,770)	—	(1,770)

TOTAL EQUITY	547,607	22,760	551	2,752	270,707	(573,670)	270,707

TOTAL	$659,287	$53,154	$4,628	$2,752	$561,020	$(609,643)	$671,198

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,834	$194	$213	$9	$—	$—	$3,250
Accounts receivable—net	142,080	10,194	1,627	—	—	—	153,901
Receivables from affiliates	4,558	—	1,918	2,743	17,881	(27,100)	—
Contract revenues in excess of billings	25,560	2,444	42	—	—	(42)	28,004
Inventories	29,192	—	—	—	—	—	29,192
Prepaid expenses	2,363	80	—	—	201	—	2,644
Other current assets	9,123	49	38	—	6,235	—	15,445

Total current assets	215,710	12,961	3,838	2,752	24,317	(27,142)	232,436
PROPERTY AND EQUIPMENT—Net	281,520	9,187	450	—	—	—	291,157
GOODWILL	76,575	21,224	250	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	360	279	398	—	—	—	1,037
INVESTMENTS IN SUBSIDIARIES	27,094	—	—	—	490,191	(517,285)	—
NOTES RECEIVABLE FROM AFFILIATES	61	—	—	—	—	(61)	—
INVENTORIES — Noncurrent	27,662	—	—	—	—	—	27,662
INVESTMENTS IN JOINT VENTURES	7,943	—	—	—	—	—	7,943
OTHER ASSETS	2,074	—	—	—	5,509	(441)	7,142

TOTAL	$638,999	$43,651	$4,936	$2,752	$520,017	$(544,929)	$665,426

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	76,657	7,623	395	—	—	—	83,783
Payables to affiliates	14,408	9,084	2,758	—	—	(27,142)	—
Accrued expenses	26,597	1,457	306	—	2,905	—	31,265
Billings in excess of contract revenues	23,910	791	200	—	—	—	24,901
Current portion of equipment debt	—	1,200	—	—	—	—	1,200

Total current liabilities	141,572	20,155	3,659	—	2,905	(27,142)	141,149
REVOLVING CREDIT FACILITY	—	—	—	—	11,000	—	11,000
7 3/4% SENIOR SUBORDINATED NOTES	—	—	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	—	61	—	—	—	(61)	—
DEFERRED INCOME TAXES	2	—	—	—	82,081	(441)	81,642
OTHER	7,234	370	—	—	4,482	—	12,086

Total liabilities	148,808	20,586	3,659	—	275,468	(27,644)	420,877
Total Great Lakes Dredge & Dock Corporation Equity	490,191	23,065	1,277	2,752	245,788	(517,285)	245,788
NONCONTROLLING INTERESTS	—	—	—	—	(1,239)	—	(1,239)

TOTAL EQUITY	490,191	23,065	1,277	2,752	244,549	(517,285)	244,549

TOTAL	$638,999	$43,651	$4,936	$2,752	$520,017	$(544,929)	$665,426

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$149,107	$23,548	$2,229	$—	$—	$(1,551)	$173,333
COSTS OF CONTRACT REVENUES	(118,353)	(21,472)	(2,364)	—	—	1,551	(140,638)

GROSS PROFIT (LOSS)	30,754	2,076	(135)	—	—	—	32,695

OPERATING EXPENSES
General and administrative expenses	(13,824)	(1,499)	(147)	—	(1,065)	—	(16,535)
Amortization of intangible assets	(35)	(38)	(32)	—	—	—	(105)

Total operating income	16,895	539	(314)	—	(1,065)	—	16,055

INTEREST EXPENSE (Net)	117	(110)	(22)	—	(3,287)	—	(3,302)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	93	—	—	—	17,278	(17,371)	—
EQUITY IN EARNINGS OF JOINT VENTURE	81	—	—	—	—	—	81

INCOME (LOSS) BEFORE INCOME TAXES	17,186	429	(336)	—	12,926	(17,371)	12,834

INCOME TAX (PROVISION) BENEFIT	92	—	—	—	(5,205)	—	(5,113)

NET INCOME (LOSS)	17,278	429	(336)	—	7,721	(17,371)	7,721
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	(36)	—	(36)

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$17,278	$429	$(336)	$—	$7,685	$(17,371)	$7,685

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$128,375	$10,358	$1,617	$—	$—	$(321)	$140,029
COSTS OF CONTRACT REVENUES	(111,350)	(10,368)	(1,565)	—	—	321	(122,962)

GROSS PROFIT (LOSS)	17,025	(10)	52	—	—	—	17,067

OPERATING EXPENSES
General and administrative expenses	(9,135)	(1,195)	(118)	—	(1,307)	—	(11,755)
Amortization of intangible assets	(35)	(38)	(120)	—	—	—	(193)

Total operating income	7,855	(1,243)	(186)	—	(1,307)	—	5,119

INTEREST EXPENSE (Net)	75	(81)	(41)	—	(3,195)	—	(3,242)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(1,551)	—	—	—	7,147	(5,596)	—
EQUITY IN EARNINGS OF JOINT VENTURE	163	—	—	—	—	—	163

INCOME (LOSS) BEFORE INCOME TAXES	6,542	(1,324)	(227)	—	2,645	(5,596)	2,040

INCOME TAX (PROVISION) BENEFIT	605	—	—	—	(1,490)	—	(885)

NET INCOME (LOSS)	7,147	(1,324)	(227)	—	1,155	(5,596)	1,155
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	540	—	540

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$7,147	$(1,324)	$(227)	$—	$1,695	$(5,596)	$1,695

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$463,747	$48,955	$5,758	$—	$—	$(3,592)	514,868
COST OF CONTRACT REVENUES	(369,781)	(45,012)	(5,899)	—	—	3,592	(417,100)

GROSS PROFIT (LOSS)	93,966	3,943	(141)	—	—	—	97,768

OPERATING EXPENSES
General and administrative expenses	(34,307)	(4,350)	(422)	—	(2,682)	—	(41,761)
Amortization of intangibles	(106)	(113)	(104)	—	—	—	(323)

Total operating income	59,553	(520)	(667)	—	(2,682)	—	55,684

INTEREST EXPENSE (Net)	298	(295)	(59)	—	(9,461)	—	(9,517)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(1,541)	—	—	—	57,980	(56,439)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(772)	—	—	—	—	—	(772)

INCOME (LOSS) BEFORE INCOME TAXES	57,538	(815)	(726)	—	45,837	(56,439)	45,395

INCOME TAX (PROVISION) BENEFIT	442	—	—	—	(18,549)	—	(18,107)

NET INCOME (LOSS)	57,980	(815)	(726)	—	27,288	(56,439)	27,288
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	531	—	531

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$57,980	$(815)	$(726)	$—	$27,819	$(56,439)	$27,819

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$423,198	$37,066	$5,675	$—	$—	$(4,252)	461,687
COST OF CONTRACT REVENUES	(351,666)	(35,963)	(5,603)	—	(45)	4,252	(389,025)

GROSS PROFIT (LOSS)	71,532	1,103	72	—	(45)	—	72,662

OPERATING EXPENSES
General and administrative expenses	(26,666)	(4,268)	(395)	—	(2,416)	—	(33,745)
Amortization of intangibles	(106)	(113)	(360)	—	—	—	(579)

Total operating income	44,760	(3,278)	(683)	—	(2,461)	—	38,338

INTEREST EXPENSE (Net)	236	(242)	(76)	—	(12,158)	—	(12,240)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(4,279)	—	—	—	41,759	(37,480)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(402)	—	—	—	—	—	(402)

INCOME (LOSS) BEFORE INCOME TAXES	40,315	(3,520)	(759)	—	27,140	(37,480)	25,696

INCOME TAX (PROVISION) BENEFIT	1,444	—	—	—	(12,131)	—	(10,687)

NET INCOME (LOSS)	41,759	(3,520)	(759)	—	15,009	(37,480)	15,009
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	1,431	—	1,431

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$41,759	$(3,520)	$(759)	$—	$16,440	$(37,480)	$16,440

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows provided by (used in) operating activities	$141,567	$(1,105)	$345	$—	$(32,493)	$—	$108,314
Investing Activities
Purchases of property and equipment	(17,531)	(752)	—	—	—	—	(18,283)
Dispositions of property and equipment	361	—	—	—	—	—	361

Net cash flows used in investing activities	(17,170)	(752)	—	—	—	—	(17,922)
Financing Activities							—
Repayments of long-term debt	(27)	(991)	—	—	—	—	(1,018)
Borrowings under revolving loans	—	—	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	—	—	(25,968)	—	(25,968)
Net change in accounts with affiliates	(49,377)	3,414	(72)	5	46,030	—	—
Exercise of stock options	—	—	—	—	470	—	470
Dividends	—	—	—	—	(3,007)	—	(3,007)
Repayment of capital lease debt	(56)	—	—	—	—	—	(56)

Net cash flows provided by (used in) financing activities	(49,460)	2,423	(72)	5	32,493	—	(14,611)

Net change in cash and cash equivalents	74,937	566	273	5	—	—	75,781

Cash and cash equivalents at beginning of period	2,834	194	213	9	—	—	3,250

Cash and cash equivalents at end of period	$77,771	$760	$486	$14	$—	$—	$79,031

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows provided by (used in) operating activities	$54,185	$917	$(3,896)	$—	$(17,095)	$—	$34,111
Investing Activities
Purchases of property and equipment	(14,821)	(1,554)	—	—	—	—	(16,375)
Dispositions of property and equipment	775	(2)	—	—	—	—	773
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	—	—	—	—	—	(1,229)

Net cash flows used in investing activities	(15,275)	(1,556)	—	—	—	—	(16,831)
Financing Activities
Repayments of long-term debt	—	(1,256)	—	—	—	—	(1,256)
Borrowings under revolving loans	—	—	—	—	110,444	—	110,444
Repayments of revolving loans	—	—	—	—	(121,944)	—	(121,944)
Net change in accounts with affiliates	(37,742)	2,076	4,078	4	31,584	—	—
Dividends	—	—	—	—	(2,989)	—	(2,989)
Distributions	171	(171)	—	—	—	—	—
Repayment of capital lease debt	(74)	—	—	—	—	—	(74)

Net cash flows provided by (used in) financing activities	(37,645)	649	4,078	4	17,095	—	(15,819)

Net change in cash and cash equivalents	1,265	10	182	4	—	—	1,461

Cash and cash equivalents at beginning of period	10,357	116	—	5	—	—	10,478

Cash and cash equivalents at end of period	$11,622	$126	$182	$9	$—	$—	$11,939

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as updated by its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and in other securities filings by Great Lakes with the SEC.

Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. The Company’s future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 13% of its dredging revenues for the first nine months of 2010, compared with the Company’s three year average of 30%. The mobility of the Company’s fleet enables it to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2010, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 63% of dredging revenues as compared with the Company’s three year average of 54%.

The Company also owns a 65% interest in NASDI, LLC (“NASDI”), a demolition service provider located in the Boston, Massachusetts area. In the first nine months of 2010, demolition revenues accounted for 10% of total revenues, compared with the prior three year average of 13%. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. The majority of NASDI’s work has historically been performed in New England. However, NASDI is currently expanding its footprint, primarily into New York. The Company also has a 65% interest in Yankee Environmental Services LLC (“Yankee”), a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials for private and governmental entities predominantly in the Boston area.

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”). Amboy’s primary business is mining sand from the entrance channel to the New York harbor in order to provide sand and aggregate for use in road and building construction. Amboy also imports stone from Nova Scotia and distributes it throughout the New York area. The Company and its Amboy joint venture partner own a 50% interest in land that is adjacent to Amboy’s property and may be used in conjunction with Amboy’s operations. The Company’s investment in Amboy is accounted for using the equity method.

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment.

Results of Operations

The following table sets forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(81.1)	(87.8)	(81.0)	(84.3)

Gross profit	18.9	12.2	19.0	15.7
General and administrative expenses	(9.5)	(8.4)	(8.1)	(7.3)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)	(0.1)

Operating income	9.3	3.7	10.8	8.3
Interest expense, net	(1.9)	(2.3)	(1.8)	(2.7)
Equity in earnings (loss) of joint ventures	—	0.1	(0.1)	(0.1)

Income before income taxes	7.4	1.5	8.9	5.5
Income tax provision	(2.9)	(0.6)	(3.5)	(2.3)

Net income	4.5	0.9	5.4	3.2
Net (income) loss attributable to noncontrolling interests	—	0.4	0.1	0.3

Net income attributable to Great Lakes Dredge & Dock Corporation	4.5%	1.3%	5.5%	3.5%

EBITDA	13.9%	9.2%	15.8%	13.9%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income attributable to Great Lakes Dredge & Dock Corporation	$7,685	$1,695	$27,819	$16,440
Adjusted for:
Interest expense, net	3,302	3,242	9,517	12,240
Income tax expense	5,113	885	18,107	10,687
Depreciation and amortization	8,027	7,106	26,020	24,588

EBITDA	$24,127	$12,928	$81,463	$63,955

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues (in thousands)	2010	2009	Change		2010	2009	Change
Dredging:
Capital - U.S.	$104,092	$43,660	138%		$220,343	$135,858	62%
Capital - foreign	20,917	25,264	(17)%		60,129	115,040	(48)%
Beach	4,180	23,152	(82	) %	85,884	46,298	86%
Maintenance	19,918	36,299	(45)%		97,391	126,002	(23)%
Demolition	24,226	11,654	108%		51,121	38,489	33%

	$173,333	$140,029	24%		$514,868	$461,687	12%

Total revenue for the 2010 third quarter was $173.3 million, up 24% from revenue of $140.0 million for the 2009 third quarter. Dredging revenue of $149.1 million increased 16% from dredging revenue of $128.4 million a year ago as strong performances from domestic capital activities more than offset the decline in maintenance, beach and foreign activities. Demolition revenue of $24.2 million for the 2010 third quarter more than doubled the $11.7 million demolition revenue for the 2009 third quarter reflecting NASDI’s continued expansion into the New York market and improvement in the Boston market. Total revenue for the nine-month period ended September 30, 2010 increased by 12% to $514.9 million compared to $461.7 million for the same 2009 period as increases in domestic capital dredging activities and beach nourishment more than offset the decline in maintenance and foreign activities. Demolition revenue of $38.5 million increased $12.6 million, or 33% from $38.5 million to $51.1 million reflecting improving economic conditions and NASDI’s continued expansion into the New York market.

Capital projects include large port deepenings and other infrastructure projects including land reclamations. Domestic capital dredging revenue more than doubled to $104.1 million in the 2010 third quarter compared to $43.7 million for the same period in 2009. Domestic capital dredging revenue increased 62% to $220.3 million for the nine months ended September 30, 2010 from $135.9 million for the same 2009 period. Domestic capital revenue in the 2010 third quarter and year to date was primarily generated by projects in the Ports of New York and New Jersey as well as sand berm construction off the coast of Louisiana. Domestic capital dredging revenue for the year to date also included projects in the Port of Jacksonville, Florida and projects in Louisiana. Foreign revenue decreased $4.3 million and $54.9 million, or 17% and 48%, in the 2010 third quarter and nine months ended September 30, 2010, respectively, compared to the same 2009 periods. Foreign revenue has declined due to the slowdown of work in the Middle East region since the middle of 2009. Foreign revenue was driven by three projects in Bahrain and one project in the United Arab Emirates. In the third quarter of 2010, the Company began projects in Brazil and Lebanon as the Company continues to pursue international opportunities.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion. Beach revenue in the 2010 third quarter decreased by $19.0 million, compared to the same 2009 quarter. Beach revenue is generally down in the third quarter as environmental windows tend to be closed and dredging is not permitted. However, beach revenues in the third quarter of 2009 were higher than normal as the Company was able to work on two beach projects along the East Coast that were not impacted by environmental windows. The Company’s beach projects in the 2010 third quarter included projects mainly in Maryland and New Jersey. For the year to date 2010 beach revenue increased $39.6 million, or 86% to $85.9 million compared to the nine months ended September 2009. Beach work was higher during the first nine months of 2010 as the Company worked on the project backlog that was awarded during the second half of 2009, as well as projects awarded in 2010.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Maintenance revenue in the three and nine months ended September 30, 2010 decreased $16.4 million and $28.6 million, or 45% and 23% respectively, compared to the same periods in 2009. In 2009, funding from the American Recovery and Reinvestment Act (“Stimulus”) increased the amount of maintenance projects that were put out to bid during the last year. Most of the Stimulus-funded work was completed by June 30, 2010. A number of maintenance projects contributed to this quarter’s revenue, including projects in Tennessee and Oregon.

Gross profit for the 2010 third quarter nearly doubled to $32.7 million from $17.1 million in 2009, primarily as a result of increased revenue and a high level of dredge employment. Gross profit margin (gross profit divided by revenue) increased to 18.9% from 12.2% for the same period last year primarily due to the high dredge employment, as the majority of the fleet was working during the period. In the third quarter of 2009, fleet employment was down as the dredges Texas and California were mobilized to the U.S. from the Middle East. As a result, approximately $3.0 million of additional expense was recognized in the third quarter of 2009, lowering gross profit margin by 2%. Additionally, three other dredges required dry-dock service for a significant portion of the 2009 third quarter.

Gross profit for the nine months ended September 30, 2010 increased by $25.1 million to $97.8 million from $72.7 million from the same 2009 period and gross profit margin increased to 19.0% from 15.7%. The increase in gross profit margin resulted from several factors, including favorable project mix and favorable project execution. In addition, 2009 gross profit margin was negatively affected by $3.2 million or nearly 1%, because a portion of one of the Company’s large contracts in Bahrain was reclassified from backlog to an option, reducing the project scope and decreasing the overall project margin. Gross profit for the nine months ended September 30, 2010 also improved due to an increase in demolition revenue. In addition, 2009 gross profit was negatively impacted by write-offs in the demolition segment of $2.4 million related to large projects that were delayed or canceled due to the economic downturn.

The Company’s general and administrative expenses totaled $16.5 million and $41.8 million for the three and nine months ended September 30, 2010, respectively, an increase from $11.8 million and $33.8 million for the three and nine months ended September 30, 2009, respectively. The increase is due largely to costs of $4.4 million and $7.2 million for the quarter and nine months, respectively, for severance, legal and consulting charges that were recorded in conjunction with the senior management reorganization.

Operating income for the three months ended September 30, 2010 more than tripled to $16.1 million. Operating income for the nine months ended September 30, 2010 increased 45% to $55.7 million compared to the same period of 2009 as a result of increased dredging revenue and resulting gross profit.

Net interest expense of $3.3 million for the three months ended September 30, 2010 was relatively flat in comparison to the third quarter of 2009. Net interest expense for the nine months ended September 30, 2010 decreased to $9.5 million from $12.2 million for the same 2009 period due mainly to the reduction in borrowings on the Company’s revolving credit facility for most of 2010 as operating cash flow was sufficient to fund operations. In addition, the Company recorded gains on its interest rate swaps which were favorable by $0.2 million and $1.9 million for the three and nine months ended September 30, 2010, respectively.

Income tax expense for the three and nine months ended September 30, 2010 was $5.1 million and $18.1 million, respectively, compared to $0.9 million and $10.7 million for the same 2009 periods. The higher income tax expense was primarily the result of the increased earnings the Company generated in 2010. The effective tax rate for the nine months ended September 30, 2010 was 39.9%, similar to the same period in 2009.

Net income attributable to Great Lakes Dredge & Dock Corporation was $7.7 million and earnings per diluted share of $0.13 for the 2010 third quarter in comparison to $1.7 million and $0.03 for the same 2009 period. Net income attributable to Great Lakes Dredge & Dock Corporation and earnings per diluted share for the nine months ended September 30, 2010 was $27.8 million and $0.47, respectively, compared to $16.4 million and $0.28 for the same 2009 period.

EBITDA (as defined on page 24) was $24.1 million and $81.5 million for the three and nine months ended September 30, 2010, respectively, compared with $12.9 million and $64.0 million in the same 2009 periods, increasing due to the strong operating performance in the Company’s dredging segment.

Results by segment

Dredging

Dredging revenues for the three and nine months ended September 30, 2010 were $149.1 million and $463.7 million, respectively, compared to $128.4 million and $423.2 million for the same periods of 2009. The increase in dredging revenues for the third quarter was driven by capital work consisting of sand berm construction activity in Louisiana, which more than offset declines in the other dredging sectors. Dredging revenues for the nine months ended September 30, 2010 were driven by increased beach work and capital work as foreign work and maintenance work declined. The dredging segment generated operating income of $15.8 million and $56.8 million for the three and nine months ended September 30, 2010, respectively, compared to operating income of $6.6 million and $42.4 million for the same periods of 2009, due to increased revenue, favorable project mix and good project execution on a number of domestic capital dredging and beach nourishment projects.

Demolition

Demolition revenues for the three months and nine months ended September 30, 2010 totaled $24.2 million and $51.1 million, respectively, compared to $11.7 million and $38.5 million for the same 2009 periods. The demolition segment generated operating income of $0.3 million and an operating loss of $1.1 million for the three and nine months ended September 30, 2010, respectively, compared to an operating loss of $1.5 million and $4.1 million for the same periods of 2009. The improvement in the 2010 third quarter operating income was primarily due to increased activity in the New York market and in the Boston area, which also resulted in stronger contract margins. However, operating income in 2010 continues to be negatively impacted by the lower level of activity from the economic downturn relative to fixed costs, as well as unanticipated costs related to a large bridge demolition project, one of the demolition segment’s first projects of this type. To date, the demolition segment has recorded a loss of $1.8 million related to this bridge demolition project. Results for the first nine months of 2009 include $2.4 million in contract losses related to two large demolition projects in the Boston area that had been delayed or canceled due to the economic downturn.

Bidding Activity and Backlog

The following table sets forth, by segment and dredging type of work, the Company’s backlog as of the dates indicated:

Backlog (in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Dredging:
Capital - U.S.	$143,207	$203,294	$211,392
Capital - foreign	29,285	35,715	58,158
Beach	17,702	63,390	36,986
Maintenance	31,190	63,335	94,925

Dredging Backlog	221,384	365,734	401,461
Demolition	54,878	16,448	18,645

Total Backlog	$276,262	$382,182	$420,106

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

The domestic dredging bid market for the third quarter of 2010 totaled $355.7 million and was comprised largely of maintenance and capital work. The total domestic dredging bid market for the first nine months of 2010 was $658.3 million compared to $845 million for the first nine months of 2009. The 2009 bid market was supplemented by Stimulus-funded maintenance projects. Great Lakes won 90% of the beach projects awarded to date in 2010 (a total of $34.4 million), 22% of the maintenance projects awarded to date (a total of $75.5 million) and 16% of the capital projects awarded to date (a total of $42.6 million). Year-to-date the Company has won 23% of the overall domestic bid market, down from its average win rate over the last three years of 46%. This range underscores the variability that can occur in the quarter to quarter and year to year bid results.

The bid market data above excludes capital dredging work related to the construction of sand berms off the coast of Louisiana. BP has committed $360 million to fund the construction of these berms. The berm construction project is being managed by Shaw Environmental & Infrastructure Inc. (“Shaw”). Great Lakes and other domestic dredging companies are working on this project under contracts with Shaw.

The Company’s dredging backlog decreased to $221 million as of September 30, 2010 from $366 million at December 31, 2009 due to a combination of factors. First, with its strong operating performance during the first nine months, the Company worked off a considerable portion of its previous backlog. Second, the Company’s 2010 win rate was lower than it was in 2009. Finally, foreign contracts continue to be procured at a sluggish pace as customers await confirmation that the global economy has begun a sustainable recovery. Backlog excludes low bids and options pending award on domestic contracts of $57 million and $50 million at September 30, 2010 and December 31, 2009, respectively, and the $46 million option pending on the Diyar project in Bahrain which was awarded subsequent to quarter end.

Demolition services backlog at September 30, 2010 was $54.9 million, compared with $16.4 million at December 31, 2009. This increase reflects the continued success the demolition segment achieved in expanding into neighboring markets, specifically in the New York area, and an increase in activity in the Boston area.

Market Outlook

United States. The Water Resources Development Act (“WRDA”) is the primary vehicle for authorizing federal capital projects to deepen the nation’s ports. While WRDA authorizes capital projects, the budgeting process appropriates annual funding for projects. Despite President Obama’s early announcement of his proposed budget for fiscal year 2011, a budget was not passed before the federal government’s fiscal year began on October 1, 2010. While this is not an ideal situation for the Corps, this situation is consistent with many recent years. The Company believes the Corps will continue to bid work during the remainder of this year and into 2011. However, as in prior years, the Company has limited visibility as to future Corps projects.

The Company continues to be optimistic about the passage of The Harbor Maintenance Trust Fund (“HMTF”) bill. If passed, the HMTF bill stands to be a significant boost for the industry, as it ensures that the allocated funds will be spent as intended, primarily for maintenance dredging. This has not been the case over the last several years. Despite the recent midterm election and the resulting change in the composition of Congress, the Company remains steadfast that this bi-partisan bill can be passed in the current lame-duck session. However, even if the bill is passed now, funding will not be available to the Corps until the end of 2011.

The expansion of the Panama Canal continues to heighten the need for the U.S. to deepen its East and Gulf Coast ports. Currently, it appears that any sizable new deepening projects probably will not be bid until the fourth quarter of next year. Projects in Boston and Miami are most likely although they may not impact the bid market until 2012. Other anticipated domestic capital projects seen on the horizon include work for the Navy in Norfolk and some smaller deepenings along the East Coast.

The Company believes additional potential for growth in capital work lies in barrier island and coastal restoration work. The oil spill in the Gulf highlighted the need for barrier islands and coastal restoration throughout the entire Gulf Coast region. The Company believes that there are over $100 million of projects that may be bid over the next twelve months. Further, on October 6, 2010, President Obama signed an executive order that established the Gulf Coast Ecosystem Restoration Task Force. President Obama wants the task force to develop a restoration plan within one year. The renewed focus on coastal restoration and the need for barrier islands has already spurred funding for certain projects and the Company hopes this task force will improve funding prospects and help ensure more projects come out to bid during the next year and beyond.

The beach bid market rebounded in 2009 after experiencing funding and permitting delays in the prior two years. Although the third quarter did not see as many beach projects let to bid as the Company anticipated, the Company believes that there are still good opportunities for beach work in the fourth quarter. There are several beach projects on the horizon that are both federally and locally funded. Currently, the Company expects over $200 million in beach projects to be bid in the next 12 months, including over $65 million that is scheduled to be bid in the fourth quarter.

International. The current backlog in the Middle East will occupy a large hydraulic dredge and a few smaller dredges for the remainder of 2010. In October 2010 the customer of the Company’s large Diyar project exercised a $46 million option on the project. Consequently, the equipment on this project will continue working on Diyar into mid-2011. In addition, the Company continues to expect increased activity levels to return to the region during 2011, which should provide opportunities for improved employment of the equipment currently located in the region. The Company also expects that the upgraded dredge Ohio will be completed by year end and be employed on a project shortly thereafter.

In addition, the Company repositioned a hopper dredge to Brazil during the third quarter and it began working on a deepening project in the Port of Natal. The Company continues to negotiate more work in Brazil.

Demolition. The demolition business continues to see positive signs as the demolition services backlog for the period has grown to $54.9 million at September 30, 2010, more than triple the $16.4 million level at December 31, 2009. This increase reflects the success the demolition business has had in expanding into new markets, specifically New York, along with additional niche markets such as bridge demolition. Additionally, activity in the Boston market appears to have increased in recent months. Revenues of $24.2 million for the third quarter of 2010 were nearly equal to total revenues from the first six months of 2010.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its bank credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, pay dividends, provide working capital and meet other general corporate purposes.

The Company’s net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 totaled $108.3 million and $34.1 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first nine months of 2010, lower activity in foreign operations (which usually experience longer accounts receivable collection periods) coupled with payments being made on foreign accounts receivable that had been outstanding throughout 2009 drove the increase in cash generated. Additionally, strong domestic operations in 2010, which have by comparison shorter accounts receivable collections periods, drove the increase in cash.

The Company’s net cash flows used in investing activities for the nine months ended September 30, 2010 and 2009 totaled $17.9 million and $16.8 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of our dredging fleet. In the current period the Company’s expenditures included $4.3 million on the upgrade of the dredge Ohio. In addition, in 2009 the Company invested $1.2 million to acquire a 65% ownership interest in Yankee, an addition to the demolition segment.

The Company’s net cash flows used in financing activities for the nine months ended September 30, 2010 and 2009 totaled $14.6 million and $15.8 million, respectively. The Company’s net repayment of $11.0 million of revolving credit borrowings and approximately $3.0 million in dividends in each of the periods accounted for most of the cash used for financing activities.

The Company paid a $1.0 million dividend in each of the 2010 first three quarters. The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s senior credit facility and the indenture relating to its senior subordinated debt, and other factors the Board of Directors deems relevant. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

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

The Company believes its cash and cash equivalents, anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, debt service requirements and pay any declared dividends for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the credit agreement and the bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

The Company’s $175 million of senior subordinated notes are due December 2013. The Company has begun to evaluate various alternatives that may be available to repay the notes. These alternatives include refinancing with the proceeds of a new securities issuance, incurrence of additional bank financing, or application of available cash.

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

The market risk of the Company’s financial instruments as of September 30, 2010 has not materially changed since December 31, 2009. The market risk profile of the Company on December 31, 2009 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4	Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2010. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We enter into interest rate swap agreements to manage the interest rate paid with respect to our 7.75% senior subordinated notes and heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts. The United States Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). The Financial Reform Act provides for new statutory and regulatory requirements for derivative transactions, including foreign currency hedging transactions. The Financial Reform Act requires the Commodities Futures and Trading Commission to promulgate rules relating to the Financial Reform Act. When the rules relating to the Financial Reform Act are established, we will assess the affect, if any, they will have on us. The rules adopted by the by the Commodities Futures and Trading Commission may in the future significantly reduce our ability to execute strategic hedges to manage our interest expense and reduce our heating oil commodity uncertainty and thus protect cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Financial Reform Act’s new requirements, and the costs of their compliance will likely be passed on to customers such as ourselves, thus potentially decreasing the benefits to us of swap and hedging transactions and potentially reducing our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

None

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

Great Lakes Dredge & Dock Corporation
(registrant)

	By:	/S/ BRUCE J. BIEMECK
Bruce J. Biemeck
Date: November 9, 2010		President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

NON 100%-OWNED SUBSIDIARY GUARANTOR FINANCIAL STATEMENTS

Great Lakes Dredge & Dock Corporation (“GLDD”) is required to provide stand-alone financial statements for its Non 100%-Owned Subsidiary Guarantors, NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), pursuant to Rule 3-10 of Regulation S-X. NASDI and Yankee, along with GLDD’s 100%-Owned Subsidiary Guarantors, guarantee certain of GLDD’s outstanding debt obligations. Note 11 of the condensed consolidated financial statements of GLDD, included under Part I of this Form 10-Q, contains condensed consolidating financial information for GLDD, NASDI, Yankee and GLDD’s other subsidiaries. Stand-alone unaudited financial statements for NASDI and Yankee are presented on the following pages.

NASDI, LLC

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$760	$194
Accounts receivable — net	17,721	10,194
Receivables from affiliate	3	—
Contract revenues in excess of billings	4,880	1,989
Prepaid expenses & other current assets	155	129

Total current assets	23,519	12,506

PROPERTY AND EQUIPMENT — Net	8,245	9,187
GOODWILL	21,224	21,224
OTHER INTANGIBLE ASSETS — Net	166	279

TOTAL	$53,154	$43,196

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,699	$7,623
Payables to parent	11,495	8,078
Payables to affiliate	2,030	1,067
Accrued expenses	2,849	1,457
Billings in excess of contract revenues	2,738	791
Current portion of equipment debt	401	1,200

Total current liabilities	30,212	20,216

OTHER	182	370

Total liabilities	30,394	20,586

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY	22,760	22,610

TOTAL	$53,154	$43,196

See notes to unaudited condensed financial statements.

NASDI, LLC

Condensed Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Contract revenues	$23,548	$10,358	$49,410	$37,066
Costs of contract revenues	21,472	10,368	45,012	35,963

Gross profit (loss)	2,076	(10)	4,398	1,103
General and administrative expenses	1,499	1,195	4,350	4,268
Amortization of intangible assets	38	38	113	113

Operating income (loss)	539	(1,243)	(65)	(3,278)
Interest expense, net	(110)	(81)	(295)	(242)

Net income (loss)	$429	$(1,324)	$(360)	$(3,520)

See notes to unaudited condensed financial statements.

NASDI, LLC

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(360)	$(3,520)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,870	1,955
Gain on dispositions of property and equipment	(30)	114
Changes in assets and liabilities:
Accounts receivable	(7,527)	34
Contract revenues in excess of billings	(3,346)	494
Accounts payable and accrued expenses	5,431	1,517
Prepaid expenses and other current assets	(26)	(194)
Billings in excess of contract revenues	1,947	578
Other noncurrent assets and liabilities	936	(61)

Net cash flows provided by (used in) operating activities	(1,105)	917

INVESTING ACTIVITIES:
Purchases of property and equipment	(752)	(1,554)
Dispositions of property and equipment	—	(2)

Net cash flows used in investing activities	(752)	(1,556)

FINANCING ACTIVITIES:
Change in payables to affiliate	3,414	2,076
Repayments of equipment debt	(991)	(1,256)
Distributions	—	(171)

Net cash flows provided by financing activities	2,423	649

Net change in cash and cash equivalents	566	10
Cash and cash equivalents at beginning of period	194	116

Cash and cash equivalents at end of period	$760	$126

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$28	$87

Non-cash Investing Activity
Property and equipment purchased on equipment notes	$33	$243

Non-cash Financing Activity
Non-cash capital contributions	$509	$—

See notes to unaudited condensed financial statements.

NASDI, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed financial statements and notes herein of NASDI, LLC (“NASDI”) should be read in conjunction with NASDI’s annual audited financial statements and the notes thereto. The condensed financial statements included herein have been prepared by NASDI without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature, that are necessary to present fairly NASDI’s financial position as of September 30, 2010 and its results of operations for the three and nine months ended September, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009, have been included.

NASDI is a demolition service provider headquartered in the Boston, Massachusetts area. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials.

NASDI Holdings Corporation (“NASDI Holdings”), a wholly owned subsidiary of Great Lakes Dredge & Dock Corporation (“GLDD”), is the owner of 100% of the Class A interests, which provide a $28,000 liquidation preference with respect to proceeds upon disposition of NASDI. NASDI Holdings also owns 65% of the Class B interests, with the remaining 35% owned by Christopher A. Berardi, the president of NASDI Holdings. The holders of Class B interests are entitled to receive periodic distributions of profits based on available cash flows from operations on a pro rata basis in proportion to their percentage ownership interest.

The accompanying financial statements have been prepared from the records maintained by NASDI and GLDD and may not necessarily be indicative of the conditions that would have existed or the results of the operations that would have resulted if NASDI had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from GLDD applicable to GLDD as a whole. GLDD has provided a letter to NASDI indicating that it will not demand NASDI repay the amounts payable to GLDD prior to January 2, 2012 even though such payables are due on demand.

The majority of NASDI’s contracts for demolition services are fixed-price contracts, with others managed as time and materials or equipment rental projects. Substantially all of NASDI’s contract revenues, including salvage revenues, are recognized under the percentage-of-completion method, using a cost-to-cost method to measure the extent of progress toward completion. Contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each project. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to NASDI are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology. Such change orders are considered changes in the scope of the original projects to which they relate and the project estimates are adjusted accordingly.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and rentals), subcontracts, and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed. Costs of salvage are inseparable from the costs of contract revenues. Contract revenues include revenues from salvage totaling $1,202 and $2,785 for the three and nine months ended September 30, 2010, respectively and $1,570 and $4,725 for the same period in 2009.

As of December 31, 2008, NASDI had contract revenues in excess of billings of $6,463, of which $2,359 related to a single project. Work at this project site ceased as the developer of the site postponed completion due to financial difficulties related to the project. Accordingly, during 2009, uncertainty arose as to when, if ever, NASDI would be able to resume work at this site, complete its work under the contract, and invoice the remaining contractual billings. Due to this uncertainty, NASDI realized a reduction in gross profit of approximately $1,192 during the first nine months of 2009. In the fourth quarter of 2009, NASDI ultimately concluded that it was unlikely that work at this project site would resume in the foreseeable future under the same scope of work given the continued difficulty of the project developer to obtain project financing. Accordingly, for the full year of 2009, NASDI reduced gross profit by approximately $2,563.

NASDI, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

NASDI performed its most recent annual test of impairment as of July 1, 2010 for goodwill with no indication of impairment as of the test date. NASDI will perform its next scheduled annual test of goodwill in the third quarter of 2011 should no triggering events occur which would require a test prior to the next annual test.

The condensed results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2. Accounts receivable

Accounts receivable at the periods presented are as follows:

	September 30, 2010	December 31, 2009
Completed contracts	$1,777	$2,799
Contracts in progress	12,225	4,558
Retainage	4,219	3,337

	18,221	10,694
Allowance for doubtful accounts	(500)	(500)

Total accounts receivable - net	$17,721	$10,194

3. Contracts in progress

The components of contracts in progress at the periods presented are as follows:

	September 30, 2010	December 31, 2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$33,164	$25,238
Amounts billed	(28,473)	(23,612)

Costs and earnings in excess of billings for contracts in progress	4,691	1,626
Costs and earnings in excess of billings for completed contracts	189	363

Total contract revenues in excess of billings	$4,880	$1,989

Billings in excess of costs and earnings:
Amounts billed	$(20,129)	$(13,903)
Costs and earnings for contracts in progress	17,391	13,112

Total billings in excess of contract revenues	$(2,738)	$(791)

4. Accrued expenses

Accrued expenses at the periods presented are as follows:

	September 30, 2010	December 31, 2009
Insurance	$1,070	$1,041
Percentage of completion	735	53
Payroll and employee benefits	675	214
Other taxes	200	100
Other	169	49

Total accrued expenses	$2,849	$1,457

NASDI, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

5. Major customers and concentrations of risk

For each the nine months ended September 30, 2010 and 2009, 23% and 14%, respectively, of NASDI’s revenues were derived from a single customer (which was a different entity in each period). At September 30, 2010 and December 31, 2009, approximately 15% and 8%, respectively, of accounts receivable, including contract revenues in excess of billings, was due on contracts with one customer.

6. Related party transactions

For the nine months ended September 30, 2010 and 2009, NASDI incurred interest expense to GLDD totaling $267 and $155, respectively. The interest expense related primarily to working capital advances from GLDD to fund NASDI’s working capital needs. The net of such amounts is shown as payables to parent in the balance sheet. The amount advanced by GLDD accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The effective rate was 4.25% at September 30, 2010 and 2009.

NASDI is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on NASDI’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. During the nine months ended September 30, 2010 and 2009, NASDI incurred expense of $342 and $219, respectively, related to such charges. The amount payable to affiliate relates to the intercompany transactions for subcontract work performed by an affiliate of NASDI.

7. Commitments and contingencies

Commercial commitments

NASDI, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s $145 million senior bank credit facility and $175 million senior subordinated notes. At September 30, 2010, GLDD had no borrowings outstanding and $15,361 letters of credit outstanding under its credit facility. GLDD’s senior subordinated notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

Performance and/or bid bonds are occasionally required for NASDI’s demolition projects. NASDI obtains its performance and bid bonds through GLDD’s bonding agreement with its surety company.

Legal proceedings and other contingencies

NASDI is a defendant in various legal proceedings. On August 26, 2009, NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. NASDI believes that the Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Although the matter remains open, no lawsuit has been filed. Per the Attorney General’s request, NASDI executed a tolling agreement (which allows for extending the statute of limitations) regarding the matter. Should charges be brought, NASDI intends to defend itself vigorously on this matter. Based on consideration of all of the facts and circumstances now known, NASDI does not believe this claim will have a material adverse impact on the consolidated financial statements.

NASDI is also involved in property damage claims arising during a former project. During 2009 and early 2010, many of the claims settled, however, claims totaling approximately $600 remain outstanding. NASDI is covered by insurance in this matter under GLDD’s insurance programs and since the claims relate to a 2007 event, GLDD maintains all loss exposure related to this matter and NASDI therefore does not believe that such matter will materially affect its financial position, results of operations or cash flows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

NASDI is a demolition service provider headquartered in the Boston, Massachusetts, area. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. The majority of NASDI’s work has historically been performed in New England. However, NASDI is currently expanding its footprint, primarily into New York.

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of contract revenues for the three and nine months ended September 30, 2010 and 2009:

	September 30,		September 30,
	2010	2009	2010	2009
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(91.2)	(100.1)	(91.9)	(97.0)

Gross profit (loss)	8.8	(0.1)	8.1	3.0
General and administrative expenses	(6.4)	(11.5)	(8.9)	(11.5)
Amortization of intangible assets	(0.2)	(0.4)	(0.2)	(0.3)

Operating income (loss)	2.2	(12.0)	(1.2)	(8.8)
Interest expense, net	(0.5)	(0.8)	(0.6)	(0.7)

Net income (loss)	1.7%	(12.8)%	(1.8)%	(9.5)%

Revenue of $23.5 million for the 2010 third quarter more than doubled the $10.4 million for the 2009 third quarter. Revenue for the nine-month period ended September 30, 2010 increased by 32% to $49.0 million compared to $37.1 million for the same 2009 period. The growth in revenue is primarily a result of NASDI’s continued expansion of its foothold in the New York market and an increase in activity in the Boston market, which also resulted in stronger contract margins. NASDI has worked on eleven projects in New York during the nine months ended September 30, 2010 in comparison to five projects in the same period of 2009.

NASDI’s gross profit for the nine months ended September 30, 2010 improved as 2009 gross profit was negatively impacted by write-offs of $2.4 million related to large projects that were delayed or canceled due to the economic downturn. Gross profit in 2010 has continued to be negatively impacted by the lower level of activity from the economic downturn relative to fixed costs, as well as $1.8 in unanticipated costs related to a large bridge demolition project, one of NASDI’s first projects of this type.

NASDI’s general and administrative expenses totaled $1.5 million and $4.4 million for the three and nine months ended September 30, 2010, a slight increase from $1.2 million and $4.3 million for the three and nine months ended September 30, 2009.

Operating income for the three months ended September 30, 2010, increased to $0.5 million versus an operating loss of $1.2 million in 2009. Operating loss for the nine months ended September 30, 2010 was $0.5 million, versus an operating loss of $3.3 million for the same period of 2009. Operating loss decreased as a result of the increased revenue and resulting gross profit.

Backlog

Backlog at September 30, 2010 was $53.9 million, compared with $16.2 million at December 31, 2009. This increase reflects the continued success NASDI has achieved in expanding into neighboring markets, specifically in the New York area, along with additional niche markets such as bridge demolition, and an increase in activity in the Boston area in recent months.

Liquidity and Capital Resources

NASDI’s principal source of liquidity is cash flow from operations; however, in recent periods its principal source of liquidity has been advances from its parent, GLDD or an affiliate of GLDD. GLDD or an affiliate has advanced additional funds to NASDI when its operations are unable to fully meet NASDI’s cash needs. NASDI’s principal uses of cash are to finance its capital expenditures, repay affiliate advances, provide working capital and meet other general corporate purposes.

NASDI’s net cash used in operating activities for the nine months ended September 30, 2010 totaled $1.1 million. NASDI’s net cash provided by operating activities for the nine months ended September 30, 2009 totaled $0.9 million. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from (or used in) operating activities.

NASDI’s net cash flows used in investing activities for the nine months ended September 30, 2010 and 2009 totaled $0.8 million and $1.6 million, respectively. Investing activities in 2010 consisted largely of leasehold improvements to NASDI’s operating facility while activities in same period of 2009 included purchases of new demolition equipment.

NASDI’s net cash flows provided by financing activities for the nine months ended September 30, 2010 and 2009 totaled $2.4 million and $0.6 million, respectively, and consist primarily of advances from GLDD.

INDEX TO YANKEE ENVIRONMENTAL SERVICES, LLC CONDENSED FINANCIAL STATEMENTS

Yankee Environmental Services, LLC

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$486	$213
Accounts receivable	884	1,627
Accounts receivable - affiliate	2,123	1,918
Contract revenues in excess of billings	296	42
Prepaid expenses & other current assets	9	38

Total current assets	3,798	3,838

PROPERTY AND EQUIPMENT — Net	285	450
GOODWILL	250	250
OTHER INTANGIBLE ASSETS — Net	295	398

TOTAL	$4,628	$4,936

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$592	$395
Payables to parent	2,683	2,758
Payables to affiliate	3	—
Accrued expenses	630	306
Billings in excess of contract revenues	169	200

Total liabilities	4,077	3,659

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY	551	1,277

TOTAL	$4,628	$4,936

See notes to unaudited condensed financial statements.

Yankee Environmental Services, LLC

Condensed Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Contract revenues	$2,229	$1,617	$5,758	$5,675
Costs of contract revenues	2,364	1,565	5,899	5,603

Gross profit (loss)	(135)	52	(141)	72
General and administrative expenses	147	118	422	395
Amortization of intangible assets	32	120	104	360

Operating loss	(314)	(186)	(667)	(683)
Interest expense, net	(22)	(41)	(59)	(76)

Net loss	$(336)	$(227)	$(726)	$(759)

See notes to unaudited condensed financial statements.

Yankee Environmental Services, LLC

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(726)	$(759)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	265	524
Gain on dispositions of property and equipment	(4)	—
Changes in assets and liabilities:
Accounts receivable	631	(3,699)
Contract revenues in excess of billings	(209)	(1,152)
Accounts payable and accrued expenses	521	648
Prepaid expenses and other current assets	29
Billings in excess of contract revenues	(169)	378
Other noncurrent assets and liabilities	7	164

Net cash flows provided by (used in) operating activities	345	(3,896)

FINANCING ACTIVITIES:
Change in payables to affiliate	(72)	4,078

Net cash flows provided by (used in) financing activities	(72)	4,078

Net change in cash and cash equivalents	273	182
Cash and cash equivalents at beginning of period	213	—

Cash and cash equivalents at end of period	$486	$182

See notes to unaudited condensed financial statements.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed financial statements and notes herein of Yankee Environmental Services, LLC (“Yankee”) should be read in conjunction with Yankee’s annual financial statements and the notes thereto. The condensed financial statements included herein have been prepared by Yankee without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature, that are necessary to present fairly Yankee’s financial position as of September 30, 2010 and its results of operations for the three and nine months ended September, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009, have been included.

Yankee is a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials in the Boston area. Yankee’s principal services consist of lead paint and asbestos abatement along with demolition services to private and government entities including schools, universities, hospitals and other businesses.

NASDI Holdings Corporation (“NASDI Holdings”), a wholly owned subsidiary of Great Lakes Dredge & Dock Corporation (“GLDD”), is the owner of 100% of the Class A interests which represent 65% of Yankee’s common equity. The Class B interests are held by third parties, one of which is Christopher A. Berardi, the president of NASDI Holdings, and represent 35% of Yankee’s common equity. The holders of the Class A and Class B interests are entitled to receive periodic distributions of profits based on available cash flows from operations on a pro rata basis in proportion to their percentage ownership interest.

The accompanying financial statements have been prepared from the records maintained by Yankee and GLDD and may not necessarily be indicative of the conditions that would have existed or the results of the operations that would have resulted if Yankee had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from GLDD applicable to GLDD as a whole.

The majority of Yankee’s contracts for asbestos abatement services are fixed-price contracts, with others managed as time and materials. Substantially all of Yankee’s contract revenues are recognized under the percentage-of-completion method, using a cost-to-cost method to measure the extent of progress toward completion. Contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each project. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to Yankee are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology. Such change orders are considered changes in the scope of the original projects to which they relate and the project estimates are adjusted accordingly.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance, and rentals), and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed.

Yankee performed its most recent annual test of impairment as of July 1, 2010 for goodwill with no indication of impairment as of the test date. Yankee will perform its next scheduled annual test of goodwill in the third quarter of 2011 should no triggering events occur which would require a test prior to the next annual test.

The condensed results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

2. Accounts receivable

Accounts receivable at the periods presented are as follows:

	September 30, 2010	December 31, 2009
Completed contracts	$779	$1,849
Contracts in progress	1,795	1,318
Retainage	433	378

	3,007	3,545
Allowance for doubtful accounts	—	—

Total accounts receivable	$3,007	$3,545

3. Contracts in progress

The components of contracts in progress at the periods presented are as follows:

	September 30, 2010	December 31, 2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$1,575	$1,153
Amounts billed	(1,279)	(1,111)

Costs and earnings in excess of billings for contracts in progress	296	42
Costs and earnings in excess of billings for completed contracts	—	—

Total contract revenues in excess of billings	$296	$42

Billings in excess of costs and earnings:
Amounts billed	$(1,920)	$(1,353)
Costs and earnings for contracts in progress	1,752	1,153

Total billings in excess of contract revenues	$(169)	$(200)

4. Accrued expenses

Accrued expenses at the periods presented are as follows:

	September 30, 2010	December 31, 2009
Insurance	$503	$272
Payroll and employee benefits	122	34
Other	5	—

Total accrued expenses	$630	$306

5. Major customers and concentrations of risk

For the nine months ended September 30, 2010 and 2009, 62% and 75%, respectively, of Yankee’s revenues were derived from one customer, NASDI, LLC, an affiliate. At September 30, 2010 and December 31, 2009, approximately 66% and 63%, respectively, of accounts receivable, including contract revenues in excess of billings, was due on contracts with NASDI.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

6. Related party transactions

As noted above, Yankee’s largest customer is NASDI. In addition, for the nine months ended September 30, 2010 and 2009, Yankee incurred interest expense to GLDD totaling $59 and $76, respectively. The interest expense relates primarily to debt for periodic advances from GLDD to fund Yankee’s working capital needs. The net of such amounts is shown as payables to parent in the balance sheet. The amount advanced by GLDD accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The effective rate was 4.25% at September 30, 2010 and 2009.

Yankee is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on Yankee’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. During nine months ended September 30, 2010 and 2009, Yankee incurred expense of $22 and $10, respectively, related to such charges.

7. Commitments and contingencies

Commercial commitments

Yankee, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s $145 million senior bank credit facility and $175 million senior subordinated notes. At September 30, 2010, GLDD had no borrowings outstanding and $15,361 letters of credit outstanding under the credit facility. GLDD’s senior subordinated notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Yankee is a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials in the Boston area. Yankee’s principal services consist of lead paint and asbestos abatement along with demolition services to private and government entities including schools, universities, hospitals and other businesses.

A wholly owned subsidiary of GLDD is the owner of 100% of Yankee’s Class A membership interests. Yankee’s Class B membership interests are held by third parties, one of which is Mr. Christopher A. Berardi, an employee of GLDD’s wholly-owned subsidiary. The holder of the Class A membership interest owns 65% of Yankee’s common equity interests and the holders of Yankee’s Class B membership interests own 35% of Yankee’s common equity.

NASDI Holdings also has a 65% interest in NASDI, LLC (“NASDI”), a demolition service provider headquartered in the Boston, Massachusetts area.

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of contract revenues for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(106.1)	(96.7)	(102.4)	(98.7)

Gross profit (loss)	(6.1)	3.3	(2.4)	1.3
General and administrative expenses	(6.6)	(7.4)	(7.3)	(7.0)
Amortization of intangible assets	(1.4)	(7.4)	(1.8)	(6.3)

Operating loss	(14.1)	(11.5)	(11.5)	(12.0)
Interest expense, net	(1.0)	(2.5)	(1.0)	(1.3)

Net loss	(15.1)%	(14.0)%	(12.5)	(13.3)

Revenue of $2.2 million for the 2010 third quarter was 37.8% higher than revenue of $1.6 million for the 2009 third quarter. Revenue for the nine month period ended September 30, 2010 of $5.8 million remained relatively flat compared to $5.7 million for the same 2009 period. Revenue in the third quarter of 2010 was driven by increased activity in the Boston area and greater demand from NASDI, Yankee’s largest customer. NASDI has accounted for $3.6 million or 62.4% of Yankee’s revenues for the first nine months of 2010. Contract revenues from NASDI were $4.3 million or 74.9% in the first nine months of 2009.

Yankee’s gross loss for each of the three months and nine months ended September 30, 2010 was $0.1 million compared to a gross profit of $0.1 million for each of the same periods in 2009. Gross profit in 2010 has continued to be negatively impacted by the low level of activity from the economic downturn relative to fixed costs.

Yankee’s general and administrative expenses totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2010 and 2009. General and administrative expenses consist largely of salary and related expenses.

Operating loss for the three months ended September 30, 2010 was $0.3 million versus $0.2 million for the same period in 2009. Operating loss for the nine months ended September 30, 2010 remained flat at $0.7 million, in comparison to the same period of 2009.

Interest expense for the three months and nine months ended September 30, 2010, was essentially flat versus the same periods in 2009.

Net loss for the three and nine months ended September 30, 2010, was $0.3 million and $0.7 million, respectively. Net loss for the three and nine months ended September 30, 2009 was $0.2 million and $0.7 million respectively.

Backlog

Backlog at September 30, 2010 was $2.7 million, compared with $0.8 million at December 31, 2009. This increase is a result of Yankee’s efforts to expand its customer base throughout the Boston area, together with improving business conditions in the Boston area.

Liquidity and Capital Resources

Yankee’s principal source of liquidity is cash flow from operations, however in recent periods has been advances from its parent, GLDD or an affiliate of GLDD. GLDD or an affiliate has advanced additional funds to Yankee when its operations are unable to fully meet Yankee’s cash needs. Yankee’s principal uses of cash are to finance its capital expenditures, provide working capital, repay affiliate advances and meet other general corporate purposes.

Yankee’s net cash provided by operating activities for the nine months ended September 30, 2010 totaled $0.3 million. Yankee’s net cash used in operating activities for the nine months ended September 30, 2009 totaled $3.9 million. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities.

Yankee had minimal net cash flows used in investing activities for the nine months ended September 30, 2010 and none for the nine months ended September 30, 2009.

Yankee’s net cash flows used in financing activities for the nine months ended September 30, 2010 totaled $0.1 million. Yankee’s net cash provided by financing activities for the nine months ended September 30, 2009 totaled $4.1 million.

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