Form 10-Q/A
period 2010-03-31
Great Lakes Dredge & Dock CORP
filed 2010-12-23
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

GREAT LAKES DREDGE & DOCK CORPORATION

Form 10-Q/A for the Quarterly Period Ended March 31, 2010

EXPLANATORY NOTE

Great Lakes Dredge & Dock Corporation (“Great Lakes”) is filing this Form 10-Q/A to

(1) amend the presentation of Note 11 (Supplemental Condensed Consolidating Financial Information) for its Condensed Consolidated Financial Statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and March 31, 2009 to (a) create new columns that will contain financial information for each of the GLDD subsidiaries, Non-100% Owned NASDI, LLC (“NASDI”) and Non-100% Owned Yankee Environmental Services, LLC (“Yankee”), respectively, and (b) remove financial information for each of NASDI and Yankee from the column previously titled “Guarantor Subsidiaries”, and

(2) include (a) the Unaudited Condensed Financial Statements of each of NASDI and Yankee as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and March 31, 2009 and the related footnotes thereto; and (b) the related Management’s Discussion and Analysis of Financial Condition and Results of Operations for each of NASDI and Yankee;

all in accordance with Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.

Additionally, in connection with the filing of this Form 10-Q/A and pursuant to Securities and Exchange Commission (“SEC”) rules, Great Lakes is including currently dated certifications.

Except as described in this Explanatory Note, no other portions of the original Form 10-Q are being supplemented or amended by this Form 10-Q/A. In addition, this Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings with the SEC subsequent to the filing of the original Form 10-Q.

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

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation - numerator for basic & diluted earnings per share	$9,326	$7,314

Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	58,548	58,488
Dilutive impact of restricted stock units issued	127	—
Dilutive impact of stock options issued	28	—

Denominator for diluted earnings per share adjusted weighted average shares	58,703	58,488

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.16	$0.13

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.16	$0.13

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

11. Supplemental condensed consolidating financial information

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

The following supplemental financial information sets forth for the Company’s 100%-Owned Subsidiary Guarantors (on a combined basis), each of the Company’s Non 100%-Owned Subsidiary Guarantors, the Company’s non-guarantor subsidiary and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of March 31, 2010 and December 31, 2009;

(ii)	statements of operations for the three months ended March 31, 2010 and March 31, 2009; and

(iii)	statements of cash flows for the three months ended March 31, 2010 and March 31, 2009.

The Company has adjusted the presentation of its separate condensed consolidating financial information as of December 31, 2009 and separate condensed consolidating financial information for the three months ended March 31, 2009 to separately disclose its Non 100%-Owned Subsidiary Guarantors, NASDI and Yankee Environmental Services, LLC (“Yankee”). These adjustments had no impact on consolidated results as previously reported.

The Company’s Form 10-Q/A for the period ended March 31, 2010 includes separate financial statements for NASDI and Yankee. The separate financial information for NASDI and Yankee reconciles to the respective NASDI and Yankee financial information included in this supplemental consolidating financial information after considering timing differences in reflecting audit adjustments for each company that are immaterial to the Company’s consolidated financial statements. The NASDI difference results from a 2009 audit adjustment that was made to its separate financial statements in April 2010, subsequent to the filing of 2009 supplemental consolidating financial statements in the Company’s 2009 Form 10-K. The Yankee difference also results from a 2009 audit adjustment to its separate financial statements. That adjustment was identified upon completion of the Yankee 2009 audit in December 2010. The adjustments are reflected in 2010 activity in this supplemental consolidating financial information.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,084	$1,657	$175	$9	$—	$—	$20,925
Accounts receivable — net	113,391	12,710	251	—	—	—	126,352
Receivables from affiliates	6,276	3	2,310	2,744	3,173	(14,506)	—
Contract revenues in excess of billings	16,521	1,818	92	—	—	—	18,431
Inventories	28,791	—	—	—	—	—	28,791
Prepaid expenses	2,912	40	—	—	128	—	3,080
Other current assets	6,356	550	—	—	5,701	—	12,607

Total current assets	193,331	16,778	2,828	2,753	9,002	(14,506)	210,186

PROPERTY AND EQUIPMENT — Net	276,927	8,984	396	—	—	—	286,307
GOODWILL	76,575	21,224	250	—	—	—	98,049
OTHER INTANGIBLE ASSETS — Net	325	241	361	—	—	—	927
INVESTMENTS IN SUBSIDIARIES	26,821	—	—	—	509,343	(536,164)	—
INVENTORIES — Noncurrent	27,605	—	—	—	—	—	27,605
INVESTMENTS IN JOINT VENTURES	7,221	—	—	—	—	—	7,221
OTHER ASSETS	2,094	—	—	—	5,108	(479)	6,723

TOTAL	$610,899	$47,227	$3,835	$2,753	$523,453	$(551,149)	$637,018

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	50,721	9,548	329	—	11	—	60,609
Payables to affiliates	2,187	10,510	1,686	—	—	(14,383)	—
Accrued expenses	18,574	1,337	441	—	11,309	—	31,661
Billings in excess of contract revenues	22,906	1,834	129	—	—	(123)	24,746
Current portion of equipment debt	—	910	—	—	—	—	910

Total current liabilities	94,388	24,139	2,585	—	11,320	(14,506)	117,926

7 3/4% SENIOR SUBORDINATED NOTES	—	—	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	2	—	—	—	81,084	(479)	80,607
OTHER	7,166	270	—	—	3,085	—	10,521

Total liabilities	101,556	24,409	2,585	—	270,489	(14,985)	384,054

Total Great Lakes Dredge & Dock Corporation Equity	509,343	22,818	1,250	2,753	254,296	(536,164)	254,296
NONCONTROLLING INTERESTS	—	—	—	—	(1,332)	—	(1,332)

TOTAL EQUITY	509,343	22,818	1,250	2,753	252,964	(536,164)	252,964

TOTAL	$610,899	$47,227	$3,835	$2,753	$523,453	$(551,149)	$637,018

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,834	$194	$213	$9	$—	$—	$3,250
Accounts receivable — net	142,080	10,194	1,627	—	—	—	153,901
Receivables from affiliates	4,558	—	1,918	2,743	17,881	(27,100)	—
Contract revenues in excess of billings	25,560	2,444	42	—	—	(42)	28,004
Inventories	29,192	—	—	—	—	—	29,192
Prepaid expenses	2,363	80	—	—	201	—	2,644
Other current assets	9,123	49	38	—	6,235	—	15,445

Total current assets	215,710	12,961	3,838	2,752	24,317	(27,142)	232,436

PROPERTY AND EQUIPMENT — Net	281,520	9,187	450	—	—	—	291,157
GOODWILL	76,575	21,224	250	—	—	—	98,049
OTHER INTANGIBLE ASSETS — Net	360	279	398	—	—	—	1,037
INVESTMENTS IN SUBSIDIARIES	27,094	—	—	—	490,191	(517,285)	—
NOTES RECEIVABLE FROM AFFILIATES	61	—	—	—	—	(61)	—
INVENTORIES — Noncurrent	27,662	—	—	—	—	—	27,662
INVESTMENTS IN JOINT VENTURES	7,943	—	—	—	—	—	7,943
OTHER ASSETS	2,074	—	—	—	5,509	(441)	7,142

TOTAL	$638,999	$43,651	$4,936	$2,752	$520,017	$(544,929)	$665,426

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	75,765	7,623	395	—	—	—	83,783
Payables to affiliates	15,300	9,084	2,758	—	—	(27,142)	—
Accrued expenses	26,597	1,457	306	—	2,905	—	31,265
Billings in excess of contract revenues	23,910	791	200	—	—	—	24,901
Current portion of equipment debt	—	1,200	—	—	—	—	1,200

Total current liabilities	141,572	20,155	3,659	—	2,905	(27,142)	141,149

REVOLVING CREDIT FACILITY	—	—	—	—	11,000	—	11,000
7 3/4% SENIOR SUBORDINATED NOTES	—	—	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	—	61	—	—	—	(61)	—
DEFERRED INCOME TAXES	2	—	—	—	82,081	(441)	81,642
OTHER	7,234	370	—	—	4,482	—	12,086

Total liabilities	148,808	20,586	3,659	—	275,468	(27,644)	420,877

Total Great Lakes Dredge & Dock Corporation Equity	490,191	23,065	1,277	2,752	245,788	(517,285)	245,788
NONCONTROLLING INTERESTS	—	—	—	—	(1,239)	—	(1,239)

TOTAL EQUITY	490,191	23,065	1,277	2,752	244,549	(517,285)	244,549

TOTAL	$638,999	$43,651	$4,936	$2,752	$520,017	$(544,929)	$665,426

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
CONTRACT REVENUES	$149,041	$11,788	$1,826	$—	$—	$(1,255)	$161,400
COSTS OF CONTRACT REVENUES	(120,114)	(10,418)	(1,639)	—	—	1,255	(130,916)

GROSS PROFIT (LOSS)	28,927	1,370	187	—	—	—	30,484

OPERATING EXPENSES
General and administrative expenses	(8,625)	(1,486)	(158)	—	(691)	—	(10,960)
Amortization of intangible assets	(36)	(37)	(37)	—	—	—	(110)

Total operating income (loss)	20,266	(153)	(8)	—	(691)	—	19,414

INTEREST EXPENSE (Net)	88	(95)	(19)	—	(3,194)	—	(3,220)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(275)	—	—	—	19,348	(19,073)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(722)	—	—	—	—	—	(722)

INCOME (LOSS) BEFORE INCOME TAXES	19,357	(248)	(27)	—	15,463	(19,073)	15,472

INCOME TAX (PROVISION) BENEFIT	(9)	—	—	—	(6,230)	—	(6,239)

NET INCOME (LOSS)	19,348	(248)	(27)	—	9,233	(19,073)	9,233
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	93	—	93

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$19,348	$(248)	$(27)	$—	$9,326	$(19,073)	$9,326

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
CONTRACT REVENUES	$166,312	$12,598	$2,055	$—	$—	$(1,762)	$179,203
COSTS OF CONTRACT REVENUES	(138,949)	(12,785)	(2,194)	—	—	1,762	(152,166)

GROSS PROFIT (LOSS)	27,363	(187)	(139)	—	—	—	27,037

OPERATING EXPENSES
General and administrative expenses	(7,807)	(1,869)	(209)	—	(514)	—	(10,399)
Amortization of intangible assets	(35)	(38)	(120)	—	—	—	(193)

Total operating income (loss)	19,521	(2,094)	(468)	—	(514)	—	16,445

INTEREST EXPENSE (Net)	21	(67)	—	—	(4,222)	—	(4,268)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(2,629)	—	—	—	17,158	(14,529)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(556)	—	—	—	—	—	(556)

INCOME (LOSS) BEFORE INCOME TAXES	16,357	(2,161)	(468)	—	12,422	(14,529)	11,621

INCOME TAX (PROVISION) BENEFIT	801	—	—	—	(5,972)	—	(5,171)

NET INCOME (LOSS)	17,158	(2,161)	(468)	—	6,450	(14,529)	6,450
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	864	—	864

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$17,158	$(2,161)	$(468)	$—	$7,314	$(14,529)	$7,314

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
Operating Activities
Net cash flows provided by (used in) operating activities	$44,682	$1,989	$1,034	$—	$(10,506)	$—	$37,199
Investing Activities
Purchases of property and equipment	(6,894)	(336)	—	—	—	—	(7,230)
Dispositions of property and equipment	158	—	—	—	—	—	158

Net cash flows used in investing activities	(6,736)	(336)	—	—	—	—	(7,072)
Financing Activities							—
Repayments of long-term debt	(451)	—	—	—	—	—	(451)
Borrowings under revolving loans	—	—	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	—	—	(25,968)	—	(25,968)
Net change in accounts with affiliates	(21,655)	221	(1,072)	—	22,506	—	—
Dividends	—	—	—	—	(1,000)	—	(1,000)
Repayment of equipment debt	411	(411)	—	—	—	—	—
Repayment of capital lease debt	(1)	—	—	—	—	—	(1)

Net cash flows provided by (used in) financing activities	(21,696)	(190)	(1,072)	—	10,506	—	(12,452)

Net change in cash and cash equivalents	16,250	1,463	(38)	—	—	—	17,675
Cash and cash equivalents at beginning of period	2,834	194	213	9	—	—	3,250

Cash and cash equivalents at end of period	$19,084	$1,657	$175	$9	$—	$—	$20,925

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
Operating Activities
Net cash flows provided by (used in) operating activities	$(13,550)	$(2,345)	$192	$—	$(478)	$—	$(16,181)
Investing Activities
Purchases of property and equipment	(3,600)	(1,493)	—	—	—	—	(5,093)
Dispositions of property and equipment	594	5	—	—	—	—	599
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	—	(1,891)	—	—	1,891	(1,229)

Net cash flows used in investing activities	(4,235)	(1,488)	(1,891)	—	—	1,891	(5,723)
Financing Activities
Repayments of long-term debt	(434)	—	—	—	—	—	(434)
Members’ capital contribution to acquire assets of Yankee	—	—	1,891	—	—	(1,891)	—
Borrowings under revolving loans	—	—	—	—	57,062	—	57,062
Repayments of revolving loans	—	—	—	—	(37,885)	—	(37,885)
Net change in accounts with affiliates	14,240	4,625	(166)	—	(18,699)	—	—
Dividends	(994)	—	—	—	—	—	(994)
Distributions							—
Repayment of equipment debt	418	(418)	—	—	—	—
Repayment of capital lease debt	(36)	—	—	—	—	—	(36)

Net cash flows provided by (used in) financing activities	13,194	4,207	1,725	—	478	(1,891)	17,713

Net change in cash and cash equivalents	(4,591)	374	26	—	—	—	(4,191)

Cash and cash equivalents at beginning of period	10,357	116	—	5	—	—	10,478

Cash and cash equivalents at end of period	$5,766	$490	$26	$5	$—	$—	$6,287

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Great Lakes Dredge & Dock Corporation (registrant)

By:	/S/ BRUCE J BIEMECK
Bruce J Biemeck President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: December 23, 2010

EXHIBIT INDEX

Number	Document Description

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NON 100%-OWNED SUBSIDIARY GUARANTOR FINANCIAL STATEMENTS

Great Lakes Dredge & Dock Corporation (“GLDD”) is required to provide stand-alone financial statements for its Non 100%-Owned Subsidiary Guarantors, NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), pursuant to Rule 3-10 of Regulation S-X. NASDI and Yankee, along with GLDD’s 100%-Owned Subsidiary Guarantors, guarantee certain of GLDD’s outstanding debt obligations. Note 11 of the condensed consolidated financial statements of GLDD, included under Part I of this Form 10-Q/A, contains condensed consolidating financial information for GLDD, NASDI, Yankee and GLDD’s other subsidiaries. Stand-alone unaudited financial statements for NASDI and Yankee are presented on the following pages.

NASDI, LLC

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,657	$194
Accounts receivable — Net	12,710	10,194
Receivables from affiliate	3
Contract revenues in excess of billings	1,818	1,989
Prepaid expenses and other current assets	590	129

Total current assets	16,778	12,506

PROPERTY AND EQUIPMENT — Net	8,984	9,187
GOODWILL	21,224	21,224
OTHER INTANGIBLE ASSETS — Net	241	279

TOTAL	47,227	43,196

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,548	$7,623
Payables to parent	8,320	8,078
Payables to affiliate	2,190	1,067
Accrued expenses	1,337	1,457
Billings in excess of contract revenues	1,834	791
Current portion of equipment debt	910	1,200

Total current liabilities	24,139	20,216

Other	270	370

Total liabilities	24,409	20,586

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY	22,818	22,610

TOTAL	$47,227	$43,196

See notes to unaudited condensed financial statements.

NASDI, LLC

Condensed Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Contract revenues	$12,243	$12,598
Costs of contract revenues	10,418	12,785

Gross profit (loss)	1,825	(187)
General and administrative expenses	1,486	1,869
Amortization of intangible assets	37	38

Operating income (loss)	302	(2,094)
Interest expense, net	(95)	(67)

Net income (loss)	$207	$(2,161)

See notes to unaudited condensed financial statements.

NASDI, LLC

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$207	$(2,161)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	624	652
Gain on dispositions of property and equipment	(15)	—
Changes in assets and liabilities:
Accounts receivable	(2,519)	(3,138)
Contract revenues in excess of billings	171	1,483
Prepaid expenses and other current assets	(460)	370
Accounts payable and accrued expenses	2,938	683
Billings in excess of contract revenues	1,043	(64)
Other noncurrent assets and liabilities	—	(170)

Net cash flows provided by (used in) operating activities	1,989	(2,345)

INVESTING ACTIVITIES:
Purchases of property and equipment	(336)	(1,493)
Dispositions of property and equipment	—	5

Net cash flows used in investing activities	(336)	(1,488)

FINANCING ACTIVITIES:
Change in accounts with affiliates	221	4,625
Repayment of equipment debt	(411)	(418)

Net cash flows (used in) provided by financing activities	(190)	4,207

Net change in cash and cash equivalents	1,463	374
Cash and cash equivalents at beginning of period	194	116

Cash and cash equivalents at end of period	$1,657	$490

Supplemental Cash Flow Information
Cash paid for interest	$12	$36

Non-cash Investing Activity
Property and equipment purchased on equipment notes	$32	$—

NASDI, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed financial statements and notes herein of NASDI, LLC (“NASDI”) should be read in conjunction with NASDI’s annual audited financial statements and the notes thereto. The condensed financial statements included herein have been prepared by NASDI without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly NASDI’s financial position as of March 31, 2010 and its results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009, have been included.

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

The accompanying financial statements have been prepared from the records maintained by NASDI and GLDD and may not necessarily be indicative of the conditions that would have existed or the results of the operations that would have resulted if NASDI had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from GLDD’s income and expenses applicable to GLDD as a whole. GLDD has provided a letter to NASDI indicating that it will not demand NASDI repay the amounts payable to GLDD prior to January 2, 2012 even though such payables are due on demand.

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

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and rentals), subcontracts, and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed. Costs of salvage are inseparable from the costs of contract revenues. Contract revenues include revenues from salvage totaling $569 for the three months ended March 31, 2010 and $1,292 for the same period in 2009.

As of December 31, 2008, NASDI had contract revenues in excess of billings of $6,463, of which $2,359 related to a single project. Work at this project site ceased as the developer of the site postponed completion due to financial difficulties related to the project. Accordingly, during 2009, uncertainty arose as to when, if ever, NASDI would be able to resume work at this site, complete its work under the contract, and invoice the remaining contractual billings. Due to this uncertainty, NASDI realized a reduction in gross profit of approximately $1,192 during the first three months of 2009. In the fourth quarter of 2009, NASDI ultimately concluded that it was unlikely that work at this project site would resume in the foreseeable future under the same scope of work given the continued difficulty of the project developer to obtain project financing. Accordingly, for the full year of 2009, NASDI reduced gross profit by approximately $2,500.

NASDI, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

NASDI performed its most recent annual test of impairment as of July 1, 2009 for goodwill with no indication of goodwill impairment as of the test date. As of the measurement date, the fair value was $1,751 above the carrying value. A more than insignificant decline in NASDI’s future operating results or cash flow forecasts versus its current forecasts could potentially trigger a goodwill impairment charge in a future period. No test was performed in the first three months of 2010 as no triggering events which would require a test were deemed to have occurred, based on NASDI’s current quarterly results and forecasts. NASDI will perform its next annual test of impairment during the third quarter of 2010.

The condensed results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2. Accounts receivable

Accounts receivable at the periods presented are as follows:

	March 31, 2010	December 31, 2009
Completed contracts	$1,421	$2,799
Contracts in progress	8,242	4,558
Retainage	3,547	3,337

	13,210	10,694
Allowance for doubtful accounts	(500)	(500)

Total accounts receivable — net	$12,710	$10,194

3. Contracts in progress

The components of contracts in progress at the periods presented are as follows:

	March 31, 2010	December 31, 2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$16,329	$25,238
Amounts billed	(14,685)	(23,612)

Costs and earnings in excess of billings for contracts in progress	1,644	1,626
Costs and earnings in excess of billings for completed contracts	173	363

Total contract revenues in excess of billings	$1,818	$1,989

Billings in excess of costs and earnings:
Amounts billed	$(24,410)	$(13,903)
Costs and earnings for contracts in progress	22,576	13,112

Total billings in excess of contract revenues	$(1,834)	$(791)

NASDI, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

4. Accrued expenses

Accrued expenses at the periods presented are as follows:

	March 31, 2010	December 31, 2009
Insurance	$852	$1,041
Payroll and employee benefits	311	214
Income and other taxes	100	100
Other	74	102

Total accrued expenses	$1,337	$1,457

5. Major customers and concentrations of risk

For the three months ended March 31, 2010 and 2009, 19% and 11%, respectively, of NASDI’s revenues were derived from a single customer (which was a different entity in each period). At March 31, 2010 and December 31, 2009, approximately 9% and 8%, respectively, of accounts receivable, including contract revenues in excess of billings, was due on contracts with one customer.

6. Related party transactions

For the three months ended March 31, 2010 and 2009, NASDI incurred interest expense to GLDD totaling $83 and $32, respectively. The interest expense related primarily to working capital advances from GLDD to fund NASDI’s working capital needs. The net of such amounts is shown as payables to parent in the balance sheet. The amount advanced by GLDD accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The effective rate was 4.25% at March 31, 2010 and 2009.

NASDI is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on NASDI’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. During the three months ended March 31, 2010 and 2009, NASDI incurred expense of $114 and $132, respectively, related to such charges. The amount payable to affiliate relates to the intercompany transactions for subcontract work performed by an affiliate of NASDI.

7. Commitments and contingencies

Commercial commitments

NASDI, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s $145 million senior bank credit facility and $175 million senior subordinated notes. As of March 31, 2010, GLDD had no outstanding borrowings and $19,585 of letters of credit outstanding under its credit facility. GLDD’s senior subordinated notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

Performance and/or bid bonds are occasionally required for NASDI’s demolition projects. NASDI obtains its performance and bid bonds through GLDD’s bonding agreement with its surety company.

Legal proceedings and other contingencies

NASDI is a defendant in various legal proceedings. On August 26, 2009, NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. NASDI believes that the Attorney General is investigating illegal dumping activities at a dump site, where NASDI contracted to have waste materials disposed of between September 2007 and July 2008. Although the matter remains open, no lawsuit has been filed. Per the Attorney General’s request, NASDI executed a tolling agreement (which allows for extending the statute of limitations) regarding the matter. Should charges be brought, NASDI intends to defend itself vigorously on this matter. Based on consideration of all of the facts and circumstances now known, NASDI does not believe this claim will have a material adverse impact on the consolidated financial statements.

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

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of contract revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Contract revenues	100.0%	100.0%
Costs of contract revenues	(85.1)	(101.5)

Gross profit (loss)	14.9	(1.5)
General and administrative expenses	(12.1)	(14.8)
Amortization of intangible assets	(0.3)	(0.3)

Operating income (loss)	2.5	(16.6)
Interest expense, net	(0.8)	(0.5)

Net income (loss)	1.7	(17.1)

Revenue of $12.2 million for the 2010 first quarter was down slightly from $12.6 million for the 2009 first quarter reflecting continued weak economic activity. NASDI continues to work on expansion into the New York market.

NASDI’s gross profit for the three months ended March 31, 2010 improved as 2009 gross profit was negatively impacted by write-offs of $1.5 million related to large projects that were delayed or canceled due to the economic downturn. Gross profit in 2010 has continued to be negatively impacted by the lower level of activity from the economic downturn relative to fixed costs, but did benefit in the quarter from the settlement of a $0.3 million claim on a previously completed project.

NASDI’s general and administrative expenses totaled $1.5 million for the three months ended March 31, 2010, a decrease from $1.9 million for the three ended March 31, 2009. The decrease was largely related to a decrease of salary and related expenses. General and administrative expense in 2009 was also negatively impacted by a bad debt write-off related to a project.

Operating income for the three months ended March 31, 2010 increased to $0.3 million versus an operating loss of $2.1 million in 2009. Operating income increased primarily as a result of the increased revenue and resulting gross profit.

Backlog

Backlog at March 31, 2010 was $50.8 million, compared with $16.2 million at December 31, 2009. This increase reflects the success NASDI has achieved in expanding into neighboring markets, specifically in the New York area, along with additional niche markets such as bridge demolition.

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

NASDI’s net cash provided by operating activities for the three months ended March 31, 2010 totaled $2.0 million. NASDI’s net cash used in operating activities for the three months ended March 31, 2009 totaled $2.3 million. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from (or used in) operating activities.

NASDI’s net cash flows used in investing activities for the three months ended March 31, 2010 and 2009 totaled $0.3 million and $1.5 million, respectively. Investing activities in 2010 consisted largely of leasehold improvements to NASDI’s operating facility while activities in same period of 2009 included purchases of new demolition equipment.

NASDI’s net cash flows used in financing activities for the three months ended March 31, 2010 totaled $0.2 million. NASDI’s net cash provided by financing activities for the three months ended March 31, 2009 totaled $4.2 million. In the 2009 first quarter, NASDI borrowed $4.6 million from GLDD versus $0.2 million in the 2010 first quarter.

INDEX TO YANKEE ENVIRONMENTAL SERVICES, LLC UNAUDITED CONDENSED FINANCIAL STATEMENTS

Yankee Environmental Services, LLC

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$175	$213
Accounts receivable	251	1,627
Accounts receivable — affiliate	2,310	1,918
Contract revenues in excess of billings	92	26
Prepaid expenses and other current assets	—	38

Total current assets	2,828	3,822

PROPERTY AND EQUIPMENT — Net	396	450
GOODWILL	250	250
OTHER INTANGIBLE ASSETS — Net	361	398

TOTAL	$3,835	$4,920

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$329	$395
Payables to affiliate	1,686	2,758
Accrued expenses	560	538
Billings in excess of contract revenues	289	200

Total liabilities	2,864	3,891

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY	971	1,029

TOTAL	$3,835	$4,920

See notes to unaudited condensed financial statements

Yankee Environmental Services, LLC

Condensed Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Contract revenues	$1,666	$2,055
Costs of contract revenues	1,510	2,194

Gross profit (loss)	156	(139)
General and administrative expenses	158	209
Amortization of intangible assets	37	120

Operating loss	(39)	(468)
Interest expense, net	(19)	—

Net loss	$(58)	$(468)

See notes to unaudited condensed financial statements.

Yankee Environmental Services, LLC

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(58)	$(468)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	91	173
Changes in assets and liabilities:
Accounts receivable	984	(21)
Contract revenues in excess of billings	(66)	(530)
Prepaid expenses and other current assets	38	15
Accounts payable and accrued expenses	(44)	615
Billings in excess of contract revenues	89	245
Other noncurrent assets and liabilities	—	163

Net cash flows provided by operating activities	1,034	192

INVESTING ACTIVITIES:
Acquisition of business	—	(1,891)

Net cash flows provided by (used in) investing activities	—	(1,891)

FINANCING ACTIVITIES:
Contributions from members	—	1,891
Change in payables to affiliates	(1,072)	(166)

Net cash flows used in (provided by) financing activities	(1,072)	1,725

Net change in cash and cash equivalents	(38)	26
Cash and cash equivalents at beginning of period	213	—

Cash and cash equivalents at end of period	$175	$26

See notes to unaudited condensed financial statements.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed financial statements and notes herein of Yankee Environmental Services, LLC (“Yankee”) should be read in conjunction with Yankee’s annual financial statements and the notes thereto. The condensed financial statements included herein have been prepared by Yankee without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly Yankee’s financial position as of March 31, 2010 and its results of operations and cash flows for the three months ended March 31, 2010 and 2009 have been included.

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

The accompanying financial statements have been prepared from the records maintained by Yankee and GLDD and may not necessarily be indicative of the conditions that would have existed or the results of the operations that would have resulted if Yankee had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from GLDD’s income and expenses applicable to GLDD as a whole.

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

Yankee performed its most recent annual test of impairment as of July 1, 2009 for goodwill with no indication of goodwill impairment as of the test date. Yankee will perform its next scheduled annual test of impairment during the third quarter of 2010, should no triggering events occur which would require a test prior to the next annual test.

The condensed results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

2. Accounts receivable

Accounts receivable at the periods presented are as follows:

	March 31, 2010	December 31, 2009
Completed contracts	$1,952	$1,849
Contracts in progress	112	1,318
Retainage	497	378

	2,561	3,545
Allowance for doubtful accounts	—	—

Total accounts receivable — net	$2,561	$3,545

3. Contracts in progress

The components of contracts in progress at the periods presented are as follows:

	March 31, 2010	December 31, 2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$1,445	$26
Amounts billed	(1,353)	—

Costs and earnings in excess of billings for contracts in progress	92	26
Costs and earnings in excess of billings for completed contracts	—	—

Total contract revenues in excess of billings	$92	$26

Billings in excess of costs and earnings:
Amounts billed	$(294)	$(1,353)
Costs and earnings for contracts in progress	5	1,153

Total billings in excess of contract revenues	$(289)	$(200)

4. Accrued expenses

Accrued expenses at the periods presented are as follows:

	March 31, 2010	December 31, 2009
Insurance	338	270
Accrued loss on uncompleted contract	119	234
Payroll and employee benefits	103	34

Total accrued expenses	$560	$538

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

5. Major customers and concentrations of risk

For the three months ended March 31, 2010 and 2009, 69% and 98%, respectively, of Yankee’s revenues were derived from one customer, NASDI, LLC (“NASDI”), an affiliate. At March 31, 2010 and December 31, 2009, approximately 90% and 63%, respectively, of accounts receivable, including contract revenues in excess of billings, was due on contracts with NASDI.

6. Related party transactions

As noted above, Yankee’s largest customer is NASDI. In addition, for the three months ended March 31, 2010 and 2009, Yankee incurred interest expense to GLDD totaling $19 and $0, respectively. The interest expense relates primarily to debt for periodic advances from GLDD to fund Yankee’s working capital needs. The net of such amounts is shown as payables to parent in the balance sheet. The amount advanced by GLDD accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The effective rate was 4.25% at March 31, 2010 and 2009.

Yankee is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on Yankee’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. During three months ended March 31, 2010 and 2009, Yankee incurred expense of $7 and $10, respectively, related to such charges.

7. Commitments and contingencies

Yankee, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s $145 million senior bank credit facility and $175 million senior subordinated notes. As of March 31, 2010, GLDD had no outstanding borrowings and $19,585 of letters of credit outstanding under its credit facility. GLDD’s senior subordinated notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

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

Results of Operations

The following table sets forth the components of net loss as a percentage of contract revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Contract revenues	100.0%	100.0%
Costs of contract revenues	(90.6)	(106.8)

Gross profit (loss)	9.4	(6.8)
General and administrative expenses	(9.5)	(10.2)
Amortization of intangible assets	(2.2)	(5.8)

Operating loss	(2.3)	(22.8)
Interest expense, net	(1.1)	—

Net loss	(3.4)	(22.8)

Revenue of $1.7 million for the 2010 first quarter was below $2.1 million for the 2009 first quarter. NASDI has accounted for $1.3 million or 68.7% of Yankee’s revenues for the first three months of 2010. Contract revenues from NASDI were $2.0 million or 97.5% in the first three months of 2009.

Yankee’s gross profit for the three months ended March 31, 2010 was $0.2 compared to a gross loss of $0.1 million for the same period in 2009. Gross profit in 2010 was aided by one project generating a gross margin of 86% or $0.2 million due to cost savings on the project occurring in the first quarter. Gross profit in 2009 was impacted by one project incurring a loss of $0.1 million due to additional disposal costs.

Yankee’s general and administrative expenses totaled $0.2 million for the three months ended March 31, 2010 and 2009. General and administrative expenses consist largely of salary and related expenses.

Operating loss for the three months ended March 31, 2010 was $0.04 million versus $0.5 million for the same period in 2009 reflecting the improved gross profit in 2010 and an approximately $0.1 million reduction in intangible asset amortization in 2010 versus 2009.

Interest expense for the three months ended March 31, 2010 was essentially flat versus the same period in 2009.

Net loss for the three months ended March 31, 2010, was $0.1 million. Net loss for the three months ended March 31, 2009 was $0.5 million. The change in net loss is primarily attributable to the fluctuations in gross profit described above.

Backlog

Backlog was $0.8 million at March 31, 2010 and December 31, 2009. This is a result of Yankee and NASDI’s continued efforts to expand its customer base throughout the Boston area, together with improving business conditions in the Boston area.

Liquidity and Capital Resources

Yankee’s principal source of liquidity is cash flow from operations, however in recent periods its principal source of liquidity has been advances from its parent, GLDD or an affiliate of GLDD. GLDD or an affiliate has advanced additional funds to Yankee when its operations are unable to fully meet Yankee’s cash needs. Yankee’s principal uses of cash are to finance its capital expenditures, provide working capital, repay affiliate advances and meet other general corporate purposes.

Yankee’s net cash provided by operating activities for the three months ended March 31, 2010 and 2009 totaled $1.0 million and $0.2 million, respectively. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities, with the collection of receivables outstanding at December 31, 2009 driving the increase in operating cash flow in the 2010 period.

Yankee had no net cash flows used in investing activities for the three months ended March 31, 2010. Yankee’s net cash flows used in investing activities for the three months ended March 31, 2009 were $1.9 million, for the acquisition of the business.

Yankee’s net cash flows used in financing activities for the three months ended March 31, 2010 totaled $1.1 million, and represented net repayments by Yankee of its advances from affiliates. Yankee’s net cash flow provided by financing activities for the three months ended March 31, 2009 totaled $1.7 million, and represented $1.9 million of contributions from members to fund the acquisition of the business and net repayments to affiliates of $0.2 million.