Form 10-Q/A
period 2010-06-30
Great Lakes Dredge & Dock CORP
filed 2010-12-23
CIK 1372020

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

GREAT LAKES DREDGE & DOCK CORPORATION

Form 10-Q/A for the Quarterly Period Ended June 30, 2010

EXPLANATORY NOTE

Great Lakes Dredge & Dock Corporation (“Great Lakes”) is filing this Form 10-Q/A to

(1) amend the presentation of Note 10 (Supplemental Condensed Consolidating Financial Information) for its Condensed Consolidated Financial Statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and June 30, 2009 to (a) create new columns that will contain financial information for each of the GLDD subsidiaries, Non-100% Owned NASDI, LLC (“NASDI”) and Non-100% Owned Yankee Environmental Services, LLC (“Yankee”), respectively, and (b) remove financial information for each of NASDI and Yankee from the column previously titled “Guarantor Subsidiaries”, and

(2) include (a) the Unaudited Condensed Financial Statements of each of NASDI and Yankee as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and June 30, 2009 and the related footnotes thereto; and (b) the related Management’s Discussion and Analysis of Financial Condition and Results of Operations for each of NASDI and Yankee;

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation — numerator for basic & diluted earnings per share	$10,808	$7,431	$20,134	$14,745
Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	58,602	58,499	58,575	58,494
Dilutive impact of outstanding restricted stock units issued	135	55	134	27
Dilutive impact of outstanding stock options issued	44	—	39	—

Denominator for diluted earnings per share adjusted weighted average shares	58,781	58,554	58,748	58,521

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.18	$0.13	$0.34	$0.25

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.18	$0.13	$0.34	$0.25

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

The following supplemental financial information sets forth for the Company’s 100%-Owned Subsidiary Guarantors (on a combined basis), each of the Company’s Non 100%-Owned Subsidiary Guarantors, the Company’s non-guarantor subsidiary and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of June 30, 2010 and December 31, 2009;

(ii)	statements of operations for the three months and six months ended June 30, 2010 and June 30, 2009; and

(iii)	statements of cash flows for the six months ended June 30, 2010 and June 30, 2009.

The Company has adjusted the presentation of its separate condensed consolidating financial information as of December 31, 2009 and separate condensed consolidating financial information for the three and six months ended June 30, 2010 and 2009 to separately disclose its Non 100%-Owned Subsidiary Guarantors, NASDI and Yankee Environmental Services, LLC (“Yankee”). These adjustments had no impact on consolidated results as previously reported.

The Company’s Form 10-Q/A for the period ended June 30, 2010 includes separate financial statements for NASDI and Yankee. The separate financial information for NASDI and Yankee reconciles to the respective NASDI and Yankee financial information included in this supplemental consolidating financial information after considering timing differences in reflecting audit adjustments for each company that are immaterial to the Company’s consolidated financial statements. The NASDI difference results from a 2009 audit adjustment that was made to its separate financial statements in April 2010, subsequent to the filing of 2009 supplemental consolidating financial statements in the Company’s 2009 Form 10-K. The Yankee difference also results from a 2009 audit adjustment to its separate financial statements. That adjustment was identified upon completion of the Yankee 2009 audit in December 2010. The adjustments are reflected in 2010 activity in this supplemental consolidating financial information.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non- Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,378	$214	$201	$9	$—	$—	$52,802
Accounts receivable — net	122,195	11,896	876	—	—	—	134,967
Receivables from affiliates	20,054	3	1,069	2,744	—	(23,870)	—
Contract revenues in excess of billings	9,276	3,711	229	—	—	(79)	13,137
Inventories	29,494	—	—	—	—	—	29,494
Prepaid expenses	2,704	20	—	—	130	—	2,854
Other current assets	6,518	238	7	—	6,539	—	13,302

Total current assets	242,619	16,082	2,382	2,753	6,669	(23,949)	246,556

PROPERTY AND EQUIPMENT — Net	275,468	8,715	343	—	—	—	284,526
GOODWILL	76,575	21,224	250	—	—	—	98,049
OTHER INTANGIBLE ASSETS — Net	290	203	326	—	—	—	819
INVESTMENTS IN SUBSIDIARIES	25,753	—	—	—	529,918	(555,671)	—
INVENTORIES — Noncurrent	25,537	—	—	—	—	—	25,537
INVESTMENTS IN JOINT VENTURES	7,090	—	—	—	—	—	7,090
OTHER ASSETS	2,318	—	—	—	5,179	(719)	6,778

TOTAL	$655,650	$46,224	$3,301	$2,753	$541,766	$(580,339)	$669,355

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	71,116	6,979	437	—	—	—	78,532
Payables to affiliates	291	11,571	1,410	—	10,650	(23,922)	—
Accrued expenses	22,085	2,149	505	—	10,226	—	34,965
Billings in excess of contract revenues	24,543	2,512	62	—	—	(27)	27,090
Current portion of equipment debt	—	669	—	—	—	—	669

Total current liabilities	118,035	23,880	2,414	—	20,876	(23,949)	141,256

7 3/4% SENIOR SUBORDINATED NOTES	—	—	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	2	—	—	—	80,136	(719)	79,419
OTHER	7,695	231	—	—	2,942	—	10,868

Total liabilities	125,732	24,111	2,414	—	278,954	(24,668)	406,543

Total Great Lakes Dredge & Dock Corporation Equity	529,918	22,113	887	2,753	264,618	(555,671)	264,618
NONCONTROLLING INTERESTS	—	—	—	—	(1,806)	—	(1,806)

TOTAL EQUITY	529,918	22,113	887	2,753	262,812	(555,671)	262,812

TOTAL	$655,650	$46,224	$3,301	$2,753	$541,766	$(580,339)	$669,355

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non- Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,834	$194	$213	$9	$—	$—	$3,250
Accounts receivable — net	142,080	10,194	1,627	—	—	—	153,901
Receivables from affiliates	4,558	—	1,918	2,743	17,881	(27,100)	—
Contract revenues in excess of billings	25,560	2,444	42	—	—	(42)	28,004
Inventories	29,192	—	—	—	—	—	29,192
Prepaid expenses	2,363	80	—	—	201	—	2,644
Other current assets	9,123	49	38	—	6,235	—	15,445

Total current assets	215,710	12,961	3,838	2,752	24,317	(27,142)	232,436

PROPERTY AND EQUIPMENT — Net	281,520	9,187	450	—	—	—	291,157
GOODWILL	76,575	21,224	250	—	—	—	98,049
OTHER INTANGIBLE ASSETS — Net	360	279	398	—	—	—	1,037
INVESTMENTS IN SUBSIDIARIES	27,094	—	—	—	490,191	(517,285)	—
NOTES RECEIVABLE FROM AFFILIATES	61	—	—	—	—	(61)	—
INVENTORIES — Noncurrent	27,662	—	—	—	—	—	27,662
INVESTMENTS IN JOINT VENTURES	7,943	—	—	—	—	—	7,943
OTHER ASSETS	2,074	—	—	—	5,509	(441)	7,142

TOTAL	$638,999	$43,651	$4,936	$2,752	$520,017	$(544,929)	$665,426

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	75,765	7,623	395	—	—	—	83,783
Payables to affiliates	15,300	9,084	2,758	—	—	(27,142)	—
Accrued expenses	26,597	1,457	306	—	2,905	—	31,265
Billings in excess of contract revenues	23,910	791	200	—	—	—	24,901
Current portion of equipment debt	—	1,200	—	—	—	—	1,200

Total current liabilities	141,572	20,155	3,659	—	2,905	(27,142)	141,149

REVOLVING CREDIT FACILITY	—	—	—	—	11,000	—	11,000
7 3/4% SENIOR SUBORDINATED NOTES	—	—	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	—	61	—	—	—	(61)	—
DEFERRED INCOME TAXES	2	—	—	—	82,081	(441)	81,642
OTHER	7,234	370	—	—	4,482	—	12,086

Total liabilities	148,808	20,586	3,659	—	275,468	(27,644)	420,877

Total Great Lakes Dredge & Dock Corporation Equity	490,191	23,065	1,277	2,752	245,788	(517,285)	245,788
NONCONTROLLING INTERESTS	—	—	—	—	(1,239)	—	(1,239)

TOTAL EQUITY	490,191	23,065	1,277	2,752	244,549	(517,285)	244,549

TOTAL	$638,999	$43,651	$4,936	$2,752	$520,017	$(544,929)	$665,426

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%- Owned	NASDI	Yankee
CONTRACT REVENUES	$165,599	$13,619	$1,703	$—	$—	$(786)	$180,135
COSTS OF CONTRACT REVENUES	(131,314)	(13,122)	(1,896)	—	—	786	(145,546)

GROSS PROFIT (LOSS)	34,285	497	(193)	—	—	—	34,589

OPERATING EXPENSES
General and administrative expenses	(11,858)	(1,365)	(117)	—	(926)	—	(14,266)
Amortization of intangible assets	(35)	(38)	(35)	—	—	—	(108)

Total operating income (loss)	22,392	(906)	(345)	—	(926)	—	20,215

INTEREST EXPENSE (Net)	93	(90)	(18)	—	(2,980)	—	(2,995)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(1,359)	—	—	—	21,354	(19,995)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(131)	—	—	—	—	—	(131)

INCOME (LOSS) BEFORE INCOME TAXES	20,995	(996)	(363)	—	17,448	(19,995)	17,089
INCOME TAX (PROVISION) BENEFIT	359	—	—	—	(7,114)	—	(6,755)

NET INCOME (LOSS)	21,354	(996)	(363)	—	10,334	(19,995)	10,334
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	474	—	474

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$21,354	$(996)	$(363)	$—	$10,808	$(19,995)	$10,808

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%- Owned	NASDI	Yankee
CONTRACT REVENUES	$128,511	$14,110	$2,003	$—	$—	$(2,169)	$142,455
COSTS OF CONTRACT REVENUES	(101,367)	(12,810)	(1,844)	—	(45)	2,169	(113,897)

GROSS PROFIT (LOSS)	27,144	1,300	159	—	(45)	—	28,558

OPERATING EXPENSES
General and administrative expenses	(9,724)	(1,204)	(68)	—	(595)	—	(11,591)
Amortization of intangible assets	(36)	(37)	(120)	—	—	—	(193)

Total operating income (loss)	17,384	59	(29)	—	(640)	—	16,774

INTEREST EXPENSE (Net)	140	(94)	(35)	—	(4,741)	—	(4,730)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(99)	—	—	—	17,454	(17,355)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(9)	—	—	—	—	—	(9)

INCOME (LOSS) BEFORE INCOME TAXES	17,416	(35)	(64)	—	12,073	(17,355)	12,035

INCOME TAX (PROVISION) BENEFIT	38	—	—	—	(4,669)	—	(4,631)

NET INCOME (LOSS)	17,454	(35)	(64)	—	7,404	(17,355)	7,404
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	27	—	27

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$17,454	$(35)	$(64)	$—	$7,431	$(17,355)	$7,431

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
CONTRACT REVENUES	$314,640	$25,407	$3,529	$—	$—	$(2,041)	341,535
COSTS OF CONTRACT REVENUES	(251,428)	(23,540)	(3,535)	—	—	2,041	(276,462)

GROSS PROFIT (LOSS)	63,212	1,867	(6)	—	—	—	65,073

OPERATING EXPENSES
General and administrative expenses	(20,483)	(2,851)	(275)	—	(1,617)	—	(25,226)
Amortization of intangible assets	(71)	(75)	(72)	—	—	—	(218)

Total operating income (loss)	42,658	(1,059)	(353)	—	(1,617)	—	39,629

INTEREST EXPENSE (Net)	181	(185)	(37)	—	(6,174)	—	(6,215)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(1,634)	—	—	—	40,702	(39,068)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(853)	—	—	—	—	—	(853)

INCOME (LOSS) BEFORE INCOME TAXES	40,352	(1,244)	(390)	—	32,911	(39,068)	32,561

INCOME TAX (PROVISION) BENEFIT	350	—	—	—	(13,344)	—	(12,994)

NET INCOME (LOSS)	40,702	(1,244)	(390)	—	19,567	(39,068)	19,567
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	567	—	567

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$40,702	$(1,244)	$(390)	$—	$20,134	$(39,068)	$20,134

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
CONTRACT REVENUES	$294,823	$26,708	$4,058	$—	$—	$(3,931)	321,658
COSTS OF CONTRACT REVENUES	(240,316)	(25,595)	(4,038)	—	(45)	3,931	(266,063)

GROSS PROFIT (LOSS)	54,507	1,113	20	—	(45)	—	55,595

OPERATING EXPENSES
General and administrative expenses	(17,531)	(3,073)	(277)	—	(1,109)	—	(21,990)
Amortization of intangible assets	(71)	(75)	(240)	—	—	—	(386)

Total operating income (loss)	36,905	(2,035)	(497)	—	(1,154)	—	33,219

INTEREST EXPENSE (Net)	161	(161)	(35)	—	(8,963)	—	(8,998)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(2,728)	—	—	—	34,612	(31,884)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(565)	—	—	—	—	—	(565)

INCOME (LOSS) BEFORE INCOME TAXES	33,773	(2,196)	(532)	—	24,495	(31,884)	23,656

INCOME TAX (PROVISION) BENEFIT	839	—	—	—	(10,641)	—	(9,802)

NET INCOME (LOSS)	34,612	(2,196)	(532)	—	13,854	(31,884)	13,854
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	891	—	891

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$34,612	$(2,196)	$(532)	$—	$14,745	$(31,884)	$14,745

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%- Owned	NASDI	Yankee
Operating Activities
Net cash flows provided by (used in) operating activities	$98,911	$(195)	$1,336	$—	$(24,407)	$—	$75,645
Investing Activities
Purchases of property and equipment	(12,332)	(641)	—	—	—	—	(12,973)
Dispositions of property and equipment	210	—	—	—	—	—	210

Net cash flows used in investing activities	(12,122)	(641)	—	—	—	—	(12,763)
Financing Activities							—
Repayments of long-term debt	(11)	(683)	—	—	—	—	(694)
Borrowings under revolving loans	—	—	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	—	—	(25,968)	—	(25,968)
Net change in accounts with affiliates	(37,602)	1,539	(1,348)	—	37,411	—	—
Exercise of stock options	414	—	—	—	—	—	414
Dividends	—	—	—	—	(2,004)	—	(2,004)
Repayment of capital lease debt	(46)	—	—	—	—	—	(46)

Net cash flows provided by (used in) financing activities	(37,245)	856	(1,348)	—	24,407	—	(13,330)

Net change in cash and cash equivalents	49,544	20	(12)	—	—	—	49,552
Cash and cash equivalents at beginning of period	2,834	194	213	9	—	—	3,250

Cash and cash equivalents at end of period	$52,378	$214	$201	$9	$—	$—	$52,802

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED

(in thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
Operating Activities
Net cash flows provided by (used in) operating activities	$25,901	$521	$(3,706)	$—	$(10,385)	$—	$12,331
Investing Activities
Purchases of property and equipment	(8,448)	(1,612)	—	—	—	—	(10,060)
Dispositions of property and equipment	984	(2)	—	—	—	—	982
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	—	(1,891)	—	—	1,891	(1,229)

Net cash flows used in investing activities	(8,693)	(1,614)	(1,891)	—	—	1,891	(10,307)
Financing Activities
Repayments of long-term debt	—	(829)	—	—	—	—	(829)
Borrowings under revolving loans	—	—	—	—	104,831	—	104,831
Repayments of revolving loans	—	—	—	—	(104,831)	—	(104,831)
Members’ capital contribution to acquire assets of Yankee	—	—	1,891	—	—	(1,891)	—
Net change in accounts with affiliates	(18,603)	2,318	3,911	—	12,374	—	—
Dividends	—	—	—	—	(1,989)	—	(1,989)
Distributions	171	(171)	—	—	—	—	—
Repayment of capital lease debt	(60)	—	—	—	—	—	(60)

Net cash flows provided by (used in) financing activities	(18,492)	1,318	5,802	—	10,385	(1,891)	(2,878)

Net change in cash and cash equivalents	(1,284)	225	205	—	—	—	(854)
Cash and cash equivalents at beginning of period	10,357	116	—	5	—	—	10,478

Cash and cash equivalents at end of period	$9,073	$341	$205	$5	$—	$—	$9,624

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Bruce J. Biemeck President and Chief Financial Officer
Date: December 23, 2010
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

NON 100%-OWNED SUBSIDIARY GUARANTOR FINANCIAL STATEMENTS

Great Lakes Dredge & Dock Corporation (“GLDD”) is required to provide stand-alone financial statements for its Non 100%-Owned Subsidiary Guarantors, NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), pursuant to Rule 3-10 of Regulation S-X. NASDI and Yankee, along with GLDD’s 100%-Owned Subsidiary Guarantors, guarantee certain of GLDD’s outstanding debt obligations. Note 10 of the condensed consolidated financial statements of GLDD, included under Part I of this Form 10-Q/A, contains condensed consolidating financial information for GLDD, NASDI, Yankee and GLDD’s other subsidiaries. Stand-alone unaudited financial statements for NASDI and Yankee are presented on the following pages.

NASDI, LLC

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$214	$194
Accounts receivable — Net	11,896	10,194
Receivables from affiliate	3	—
Contract revenues in excess of billings	3,711	1,989
Prepaid expenses & other current assets	258	129

Total current assets	16,082	12,506

PROPERTY AND EQUIPMENT — Net	8,715	9,187
GOODWILL	21,224	21,224
OTHER INTANGIBLE ASSETS — Net	203	279

TOTAL	$46,224	$43,196

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,979	$7,623
Payables to parent	10,450	8,078
Payables to affiliate	1,121	1,067
Accrued expenses	2,149	1,457
Billings in excess of contract revenues	2,512	791
Current portion of equipment debt	669	1,200

Total current liabilities	23,880	20,216

OTHER	231	370

Total liabilities	24,111	20,586

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY	22,113	22,610

TOTAL	$46,224	$43,196

See notes to unaudited condensed financial statements.

NASDI, LLC

Condensed Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Contract revenues	$13,619	$14,110	$25,862	$26,708
Costs of contract revenues	13,122	12,810	23,540	25,595

Gross profit	497	1,300	2,322	1,113
General and administrative expenses	1,365	1,204	2,851	3,073
Amortization of intangible assets	38	37	75	75

Operating income (loss)	(906)	59	(604)	(2,035)
Interest expense, net	(90)	(94)	(185)	(161)

Net loss	$(996)	$(35)	$(789)	$(2,196)

See notes to unaudited condensed financial statements.

NASDI, LLC

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(789)	$(2,196)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	1,246	1,247
(Gain) loss on dispositions of property and equipment	(26)	118
Changes in assets and liabilities:
Accounts receivable	(1,702)	(4,817)
Contract revenues in excess of billings	(1,722)	867
Prepaid expenses and other current assets	(129)	153
Accounts payable and accrued expenses	1,223	4,958
Billings in excess of contract revenues	1,721	136
Other noncurrent assets and liabilities	(17)	55

Net cash flows used in (provided by) operating activities	(195)	521

INVESTING ACTIVITIES:

Purchases of property and equipment	(641)	(1,612)
Dispositions of property and equipment	—	(2)

Net cash flows used in investing activities	(641)	(1,614)

FINANCING ACTIVITIES:
Change in payables to affiliate	1,539	2,318
Repayments of equipment debt	(683)	(829)
Distributions	—	(171)

Net cash flows provided by financing activities	856	1,318

Net change in cash and cash equivalents	20	225
Cash and cash equivalents at beginning of period	194	116

Cash and cash equivalents at end of period	$214	$341

Non-cash Investing Activity
Property and equipment purchased on equipment notes	$32	$100

See notes to unaudited condensed financial statements.

NASDI, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed financial statements and notes herein of NASDI, LLC (“NASDI”) should be read in conjunction with NASDI’s annual audited financial statements and the notes thereto. The condensed financial statements included herein have been prepared by NASDI without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly NASDI’s financial position as of June 30, 2010 and its results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009, have been included.

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

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and rentals), subcontracts, and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed. Costs of salvage are inseparable from the costs of contract revenues. Contract revenues include revenues from salvage totaling $1,014 and $1,583 for the three and six months ended June 30, 2010, respectively and $1,863 and $3,115 for the same periods in 2009.

As of December 31, 2008, NASDI had contract revenues in excess of billings of $6,463, of which $2,359 related to a single project. Work at this project site ceased as the developer of the site postponed completion due to financial difficulties related to the project. Accordingly, during 2009, uncertainty arose as to when, if ever, NASDI would be able to resume work at this site, complete its work under the contract, and invoice the remaining contractual billings. Due to this uncertainty, NASDI realized a reduction in gross profit of approximately $1,192 during the first six months of 2009. In the fourth quarter of 2009, NASDI ultimately concluded that it was unlikely that work at this project site would resume in the foreseeable future under the same scope of work given the continued difficulty of the project developer to obtain project financing. Accordingly, for the full year of 2009, NASDI reduced gross profit by approximately $2,500.

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

2. Accounts receivable

Accounts receivable at the periods presented are as follows:

	June 30, 2010	December 31, 2009
Completed contracts	$1,022	$2,799
Contracts in progress	7,711	4,558
Retainage	3,663	3,337

	12,396	10,694
Allowance for doubtful accounts	(500)	(500)

Total accounts receivable — net	$11,896	$10,194

3. Contracts in progress

The components of contracts in progress at the periods presented are as follows:

	June 30, 2010	December 31, 2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$24,700	$25,238
Amounts billed	(21,178)	(23,612)

Costs and earnings in excess of billings for contracts in progress	3,522	1,626
Costs and earnings in excess of billings for completed contracts	189	363

Total contract revenues in excess of billings	$3,711	$1,989

Billings in excess of costs and earnings:
Amounts billed	$(14,872)	$(13,903)
Costs and earnings for contracts in progress	12,360	13,112

Total billings in excess of contract revenues	$(2,512)	$(791)

NASDI, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

4. Accrued expenses

Accrued expenses at the periods presented are as follows:

	June 30, 2010	December 31, 2009
Insurance	$910	$1,041
Payroll and employee benefits	502	214
Other taxes	100	100
Other	637	102

Total accrued expenses	$2,149	$1,457

5. Major customers and concentrations of risk

For each of the six months ended June 30, 2010 and 2009, 26% and 14%, respectively, of NASDI’s revenues were derived from a single customer (which was a different entity in each period). At June 30, 2010 and December 31, 2009, approximately 26% and 8%, respectively, of accounts receivable, including contract revenues in excess of billings, was due on contracts with one customer.

6. Related party transactions

For the six months ended June 30, 2010 and 2009, NASDI incurred interest expense to GLDD totaling $165 and $99, respectively. The interest expense related primarily to working capital advances from GLDD to fund NASDI’s working capital needs. The net of such amounts is shown as payables to parent in the balance sheet. The amount advanced by GLDD accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The effective rate was 4.25% at June 30, 2010 and 2009.

NASDI is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on NASDI’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. During the six months ended June 30, 2010 and 2009, NASDI incurred expense of $229 and $176, respectively, related to such charges. The amount payable to affiliate relates to the intercompany transactions for subcontract work performed by an affiliate of NASDI.

7. Commitments and contingencies

Commercial commitments

NASDI, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s $145 million senior bank credit facility and $175 million senior subordinated notes. As of June 30, 2010, GLDD had no outstanding borrowings and $16,566 of letters of credit outstanding under its credit facility. GLDD’s senior subordinated notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

Performance and/or bid bonds are occasionally required for NASDI’s demolition projects. NASDI obtains its performance and bid bonds through GLDD’s bonding agreement with its surety company.

Legal proceedings and other contingencies

NASDI is a defendant in various legal proceedings. On August 26, 2009, NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. NASDI believes that the Attorney General is investigating illegal dumping activities at a dump site where NASDI contracted to have waste materials disposed of between September 2007 and July 2008. Although the matter remains open, no lawsuit has been filed. Per the Attorney General’s request, NASDI executed a tolling agreement (which allows for extending the statute of limitations) regarding the matter. Should charges be brought, NASDI intends to defend itself vigorously on this matter. Based on consideration of all of the facts and circumstances now known, NASDI does not believe this claim will have a material adverse impact on the consolidated financial statements.

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

Results of Operations

The following table sets forth the components of net loss as a percentage of contract revenues for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(96.4)	(90.8)	(91.0)	(95.8)

Gross profit	3.6	9.2	9.0	4.2
General and administrative expenses	(10.0)	(8.5)	(11.0)	(11.5)
Amortization of intangible assets	(0.3)	(0.3)	(0.3)	(0.3)

Operating income (loss)	(6.7)	0.4	(2.3)	(7.6)
Interest expense, net	(0.7)	(0.7)	(0.7)	(0.6)

Net loss	(7.3)%	(0.2)%	(3.1)%	(8.2)%

Revenue of $13.6 million for the 2010 second quarter decreased by 3% from $14.1 million for the 2009 second quarter. Revenue for the six-month period ended June 30, 2010 decreased by 3% to $25.9 million compared to $26.7 million for the same 2009 period. Revenue in 2010 has continued to be negatively impacted by the lower level of activity from the economic downturn.

NASDI’s gross profit for the six months ended June 30, 2010 improved as 2009 gross profit was negatively impacted by write-offs of $1.9 million related to large projects that were delayed or canceled due to the economic downturn. Gross profit for the three months ended June 30, 2010 decreased 62% from $1,300 in the same period of 2009. As with the lower level of revenue noted above, gross profit in 2010 has also continued to be negatively impacted relative to fixed costs. Gross profit in 2010 was also negatively impacted by unanticipated costs of $0.5 million related to a large bridge demolition project, one of NASDI’s first projects of this type.

NASDI’s general and administrative expenses totaled $1.4 million and $2.9 million for the three and six months ended June 30, 2010, comparable to $1.2 million and $3.1 million for the three and six months ended June 30, 2009.

Operating results for the three months ended June 30, 2010 decreased to an operating loss of $0.9 million versus an operating income of $0.1 million in 2009. Operating loss for the six months ended June 30, 2010 was $0.6 million, versus an operating loss of $2.0 million for the same period of 2009. The change in operating income (loss) is primarily attributable to the fluctuations in gross profit described above.

Backlog

Backlog at June 30, 2010 was $55.9 million, compared with $16.2 million at December 31, 2009. This increase reflects the continued success NASDI has achieved in expanding into neighboring markets, specifically in the New York area, along with additional niche markets such as bridge demolition.

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

NASDI’s net cash used in operating activities for the six months ended June 30, 2010 totaled $0.2 million. NASDI’s net cash provided by operating activities for the six months ended June 30, 2009 totaled $0.5 million. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from (or used in) operating activities.

NASDI’s net cash flows used in investing activities for the six months ended June 30, 2010 and 2009 totaled $0.6 million and $1.6 million, respectively. Investing activities in 2010 consisted largely of leasehold improvements to NASDI’s operating facility while activities in same period of 2009 included purchases of new demolition equipment.

NASDI’s net cash flows provided by financing activities for the six months ended June 30, 2010 and 2009 totaled $0.9 million and $1.3 million, respectively, and consist primarily of advances from GLDD. In the 2010 first six months NASDI borrowed $1.5 million from GLDD versus $2.3 million borrowed during the first six months of 2009.

INDEX TO YANKEE ENVIRONMENTAL SERVICES, LLC UNAUDITED CONDENSED FINANCIAL STATEMENTS

Yankee Environmental Services, LLC

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$201	$213
Accounts receivable	876	1,627
Accounts receivable - affiliate	1,069	1,918
Contract revenues in excess of billings	168	26
Prepaid expenses and other current assets	7	38

Total current assets	2,321	3,822

PROPERTY AND EQUIPMENT — Net	343	450
GOODWILL	250	250
OTHER INTANGIBLE ASSETS — Net	326	398

TOTAL	$3,240	$4,920

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$437	$395
Payables to parent	1,410	2,758
Accrued expenses	530	538
Billings in excess of contract revenues	87	200

Total liabilities	2,464	3,891

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY	776	1,029

TOTAL	$3,240	$4,920

See notes to unaudited condensed financial statements

Yankee Environmental Services, LLC

Condensed Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Contract revenues	$1,777	$2,003	$3,443	$4,058
Costs of contract revenues	1,802	1,844	3,312	4,038

Gross profit (loss)	(25)	159	131	20
General and administrative expenses	117	68	275	277
Amortization of intangible assets	35	120	72	240

Operating loss	(177)	(29)	(216)	(497)
Interest expense, net	(18)	(35)	(37)	(35)

Net loss	$(195)	$(64)	$(253)	$(532)

See notes to unaudited condensed financial statements

Yankee Environmental Services, LLC

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(253)	$(532)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:

Depreciation and amortization	179	349
Changes in assets and liabilities:
Accounts receivable	1,600	(3,021)
Contract revenues in excess of billings	(142)	(1,170)
Prepaid expenses and other current assets	31	2
Accounts payable and accrued expenses	34	365
Billings in excess of contract revenues	(113)	140
Other noncurrent assets and liabilities	—	161

Net cash flows provided by (used in) operating activities	1,336	(3,706)

INVESTING ACTIVITIES:
Acquisition of business	—	(1,891)

Net cash flows provided by (used in) investing activities	—	(1,891)

FINANCING ACTIVITIES:
Contributions from members	—	1,891
Change in payables to affiliates	(1,348)	3,911

Net cash flows (used in) provided by financing activities	(1,348)	5,802

Net change in cash and cash equivalents	(12)	205
Cash and cash equivalents at beginning of period	213	—

Cash and cash equivalents at end of period	$201	$205

See notes to unaudited condensed financial statements

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed financial statements and notes herein of Yankee Environmental Services, LLC (“Yankee”) should be read in conjunction with Yankee’s annual financial statements and the notes thereto. The condensed financial statements included herein have been prepared by Yankee without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly Yankee’s financial position as of June 30, 2010 and its results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009, have been included.

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

Yankee performed its most recent annual test of impairment as of July 1, 2009 for goodwill with no indication of goodwill impairment as of the test date. Yankee will perform its next scheduled annual test of impairment during the third quarter of 2010.

The condensed results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

2. Accounts receivable

Accounts receivable at the periods presented are as follows:

	June 30, 2010	December 31, 2009
Completed contracts	$322	$1,849
Contracts in progress	1,230	1,318
Retainage	393	378

	1,945	3,545
Allowance for doubtful accounts	—	—

Total accounts receivable — net	$1,945	$3,545

3. Contracts in progress

The components of contracts in progress at the periods presented are as follows:

	June 30, 2010	December 31, 2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$1,576	$26
Amounts billed	(1,408)	—

Costs and earnings in excess of billings for contracts in progress	168	26
Costs and earnings in excess of billings for completed contracts	—	—

Total contract revenues in excess of billings	$168	$26

Billings in excess of costs and earnings:
Amounts billed	$(857)	$(1,353)
Costs and earnings for contracts in progress	770	1,153

Total billings in excess of contract revenues	$(87)	$(200)

4. Accrued expenses

Accrued expenses at the periods presented are as follows:

	June 30, 2010	December 31, 2009
Insurance	$410	$270
Payroll and employee benefits	92	34
Accrued loss on uncompleted contract	25	234
Other	3	—

Total accrued expenses	$530	$538

5. Major customers and concentrations of risk

For the six months ended June 30, 2010 and 2009, 58% and 97%, respectively, of Yankee’s revenues were derived from one customer, NASDI, LLC, an affiliate. At June 30, 2010 and December 31, 2009, approximately 53% and 63%, respectively, of accounts receivable, including contract revenues in excess of billings, was due on contracts with NASDI.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

6. Related party transactions

As noted above, Yankee’s largest customer is NASDI. In addition, for the six months ended June 30, 2010 and 2009, Yankee incurred interest expense to GLDD totaling $37 and $35, respectively. The interest expense relates primarily to debt for periodic advances from GLDD to fund Yankee’s working capital needs. The net of such amounts is shown as payables to parent in the balance sheet. The amount advanced by GLDD accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The effective rate was 4.25% at June 30, 2010 and 2009.

Yankee is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on Yankee’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. During six months ended June 30, 2010 and 2009, Yankee incurred expense of $14 and $10, respectively, related to such charges.

7. Commitments and contingencies

Commercial commitments

Yankee, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s $145 million senior bank credit facility and $175 million senior subordinated notes. As of June 30, 2010, GLDD had no outstanding borrowings and $16,566 of letters of credit outstanding under its credit facility. GLDD’s senior subordinated notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

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

Results of Operations

The following table sets forth the components of net loss as a percentage of contract revenues for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(101.4)	(92.1)	(96.2)	(99.5)

Gross profit (loss)	(1.4)	7.9	3.8	0.5
General and administrative expenses	(6.6)	(3.4)	(8.0)	(6.8)
Amortization of intangible assets	(2.0)	(6.0)	(2.1)	(5.9)

Operating loss	(10.0)	(1.4)	(6.3)	(12.2)
Interest expense, net	(1.0)	(1.7)	(1.1)	(0.9)

Net loss	(11.0)%	(3.2)%	(7.3)%	(13.0)%

Revenue of $1.7 million for the 2010 second quarter was 15% lower than revenue of $2.0 million for the 2009 second quarter. Revenue for the six month period ended June 30, 2010 of $3.5 million declined 13% compared to $4.1 million for the same 2009 period. NASDI, Yankee’s largest customer has accounted for $2.0 million or 58% of Yankee’s revenues for the first six months of 2010. Contract revenues from NASDI were $3.9 million or 97% in the first six months of 2009.

Yankee’s gross loss for the three months ended June 30, 2010 was $0.02 million compared to a gross profit of $0.2 million for the same periods in 2009. Approximately half of the decline in the second quarter of 2010 was due to a single project, for which Yankee determined in the second quarter that the project would result in an overall loss and accordingly recorded the full amount of the expected loss. Gross profit for the six months ended June 30, 2010 increased by $0.1 compared with the same period for 2009. Gross profit in 2010 has continued to be negatively impacted by the low level of activity from the economic downturn relative to fixed costs.

Yankee’s general and administrative expenses totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2010 and 2009. General and administrative expenses consist largely of salary and related expenses.

Operating loss for the three months ended June 30, 2010 was $0.2 million versus a negligible loss for the same period in 2009. Operating loss for the six months ended June 30, 2010 was $0.2 million, versus an operating loss of $0.5 for the same period of 2009.

Interest expense for the three months and six months ended June 30, 2010 was essentially flat versus the same periods in 2009.

Net loss for the three and six months ended June 30, 2010, was $0.2 million and $0.3 million respectively. Net loss for the three and six months ended June 30, 2009 was $0.1 million and $0.5 million respectively.

Backlog

Backlog at June 30, 2010 was $3.7 million, compared with $0.8 million at December 31, 2009. This increase is a result of Yankee’s efforts to expand its customer base throughout the Boston area, together with improving business conditions in the Boston area.

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

Yankee’s net cash provided by operating activities for the six months ended June 30, 2010 totaled $1.3 million. Yankee’s net cash used in operating activities for the six months ended June 30, 2009 totaled $3.7 million. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities.

Yankee had no net cash flows used in investing activities for the six months ended June 30, 2010. Yankee’s net cash flows used in investing activities for the six months ended June 30, 2009 were $1.9 million, for the acquisition of the business.

Yankee’s net cash flows used in financing activities for the six months ended June 30, 2010 were $1.3 million. Yankee’s net cash provided by financing activities for the six months ended June 30, 2009 totaled $5.8 million. In the 2010 first six months Yankee repaid $1.3 million of borrowings to GLDD. In the first six months of 2009, Yankee borrowed $3.9 million from GLDD, along with contributions from members of $1.9 to fund the acquisition of the business.