Form 10-K/A
period 2009-12-31
Great Lakes Dredge & Dock CORP
filed 2011-01-10
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Great Lakes Dredge & Dock Corporation (“Great Lakes”) is filing this Form 10-K/A to

(1) amend the presentation of Note 21 (Subsidiary Guarantors) to its Consolidated Financial Statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 to (a) create new columns that will contain financial information for each of the GLDD subsidiaries, Non-100% owned NASDI, LLC (“NASDI”) and Non-100% owned Yankee Environmental Services, LLC (“Yankee”), respectively, and (b) remove financial information for each of NASDI and Yankee from the column previously titled “Guarantor Subsidiaries”, and

(2) include (a) the audited financial statements of NASDI as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 and the related footnotes thereto; (b) the audited financial statements of Yankee as of December 31, 2009 and for the year then ended and the related footnotes thereto; (c) the unaudited financial statements of Yankee Liquidation Corp. as of December 31, 2008 and 2007 and for the years then ended and the related footnotes thereto; and (d) the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and Selected Financial Data for each of NASDI and Yankee; all in accordance with Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, except as otherwise noted.

The 2008 and 2007 financial statements for Yankee Liquidation Corp. (formerly known as Yankee Environmental Services, Inc), Yankee’s predecessor, are unaudited. See the Explanatory Note preceding these financial statements.

Additionally, in connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission (“SEC”) rules, Great Lakes is including currently dated certifications.

Except as described in this Explanatory Note, no other portions of the original Form 10-K are being supplemented or amended by this Form 10-K/A. In addition, this Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing. Accordingly, this Form 10-K/A should be read in conjunction with our other filings with the SEC subsequent to the filing of the original Form 10-K.

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

For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data—Note 21. Commitments and Contingencies, which information is incorporated herein by reference.

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

NASDI, LLC Selected Financial Data

The following table sets forth certain financial data regarding NASDI and should be read in conjunction with the financial statements and notes thereto. See the NASDI Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that follows. The balance sheet and income statement data as of and for the years ended December 31, 2009, 2008, 2007 and 2005 presented below have been derived from NASDI’s audited financial statements. The balance sheet and income statement data as of and for the year ended December 31, 2006 presented below have been derived from NASDI’s unaudited financial statements. Effective April 30, 2008, North American Site Developers, Inc. was reorganized as NASDI, LLC. Just prior to the re-organization, $27.2 million of debt owed by NASDI to GLDD was converted into equity. All financial information below for periods prior to April 30, 2008 relates to North American Site Developers, Inc.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	( in thousands)
Income Statement Data:
Contract revenues	$43,790	$102,220	$75,923	$48,746	$49,137
Costs of contract revenues	45,466	90,017	64,996	41,340	41,089

Gross profit	(1,676)	12,203	10,927	7,406	8,048
General and administrative expenses	5,698	7,899	6,782	3,615	4,514
Amortization of intangible assets	151	299	121	82	330
Impairment of goodwill and intangible assets	—	—	—	—	5,718

Operating income (loss)	(7,525)	4,005	4,024	3,709	(2,514)
Interest expense, net	(104)	(190)	(146)	(72)	(1)
Interest expense to related party	(217)	(835)	(2,745)	(2,400)	(2,308)

Income (loss) before income taxes	(7,846)	2,980	1,133	1,237	(4,823)
Income tax provision	—	(51)	(909)	(348)	(2)

Net income (loss)	$(7,846)	$2,929	$224	$889	$(4,825)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	( in thousands)
Other Data:
Net cash flows from operating activities	$(3,695)	$4,802	$3,078	$(577)	$2,965
Net cash flows from investing activities	(1,690)	(1,353)	(688)	(3,509)	(1,442)
Net cash flows from financing activities	5,463	(3,729)	(2,409)	4,344	(1,496)
Depreciation and amortization	2,484	2,373	1,854	1,240	1,499
Capital expenditures	2,103	1,376	688	1,694	1,710

	As of December 31,
	2009	2008	2007	2006	2005
	( in thousands)
Balance Sheet Data:
Cash and equivalents	$194	$116	$396	$415	$157
Working capital	(7,710)	877	(1,997)	(3,681)	2,209
Total assets	43,196	47,215	51,361	42,832	37,323
Notes payable-related party	—	—	27,242	27,242	27,242
Total members’ equity (deficit)	22,610	30,627	(1,307)	(1,532)	(2,422)

Yankee Environmental Services, LLC Selected Financial Data

The following table sets forth certain financial data regarding Yankee and should be read in conjunction with the financial statements and notes thereto. See the Yankee Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that follows. The balance sheet and income statement data as of and for the year ended December 31, 2009 presented below has been derived from the Yankee’s audited financial statements. The balance sheet and income statement data as of and for the year ended December 31, 2008, 2007, 2006 and 2005 presented below have been derived from the unaudited financial statements of Yankee Liquidation Corp. or formerly Yankee Environmental Services, Inc. (“Yankee, Inc.”). Yankee purchased the assets of Yankee, Inc. on January 1, 2009.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Income Statement Data:
Contract revenues	$7,760	$14,181	$5,155	$5,533	$5,859
Costs of contract revenues	7,472	10,347	3,876	4,428	5,397

Gross profit	288	3,834	1,279	1,105	462
General and administrative expenses	554	1,190	837	813	777
Amortization of intangible assets	481	—	—	—	—

Operating income (loss)	(747)	2,644	442	292	(315)
Interest expense, net	115	63	112	123	73

Income (loss) before income taxes	(862)	2,581	330	169	(388)
Income tax provision	—	—	(1)	(1)	(1)

Net income (loss)	$(862)	$2,581	$329	$168	$(389)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Other Data:
Net cash flows from operating activities	$(2,545)	$1,703	$397	$346	$(236)
Net cash flows from investing activities	(1,891)	(248)	—	(75)	(225)
Net cash flows from financing activities	4,649	(1,562)	(295)	(257)	430
Depreciation and amortization	755	117	94	103	91
Capital expenditures	—	248	—	98	225

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash	$213	$11	$118	$17	$3
Working capital (deficiency)	(69)	1,270	182	(173)	(309)
Total assets	4,920	2,357	1,455	1,833	1,717
Total equity (deficiency)	1,029	1,657	250	22	(77)

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

NASDI, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

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

A wholly owned subsidiary of GLDD is the owner of 100% of the Class A interests. The holder of the Class A interests also owns 65% of the Class B interests, with the remaining 35% owned by Christopher A. Berardi, an employee of GLDD’s wholly owned subsidiary.

Pursuant to the terms of the NASDI, LLC Limited Liability Company Agreement, the Company has the ability to call Mr. Berardi’s 35% interest upon Mr. Berardi’s termination of employment, upon a change in control related to the Company or any time after December 31, 2010. The call payment is based upon NASDI LLC’s average annual EBITDA for a two year period, as adjusted for the Class A liquidation preference and outstanding indebtedness of NASDI LLC. The call payment is limited, in certain situations, to a maximum of $1.5 million.

Contract Revenues

NASDI recognizes contract revenues under the percentage-of-completion method, based on a cost-to-cost approach for demolition projects. Contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to NASDI are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Contract modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance, and long-term rentals), fuel, subcontracts, rentals, and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

Primary Factors that Determine Operating Profitability

NASDI generates revenues when NASDI is awarded a contract for demolition services and performs the project. NASDI’s revenues increase or decrease based upon market demand. Results of operations for NASDI fluctuate based upon project mix and NASDI’s ability to execute its projects consistent with its estimates.

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of contract revenues for the years ended December 31:

	2009	2008	2007
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(103.8)	(88.1)	(85.6)

Gross profit (loss)	(3.8)	11.9	14.4
General and administrative expenses	(13.0)	(7.7)	(8.9)
Amortization of intangible assets	(0.3)	(0.3)	(0.2)

Operating income (loss)	(17.1)	3.9	5.3
Interest expense, net	(0.2)	(0.2)	(0.2)
Interest expense to related party	(0.5)	(0.8)	(3.6)

Income (loss) before income taxes	(17.8)	2.9	1.5
Income tax provision	—	—	(1.2)

Net income (loss)	(17.8)	2.9	0.3

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues were $43.8 million in 2009, a decrease of $58.4 million, or 57.1%, from $102.2 million in 2008. As the construction and real estate development market continued to slow in 2009, new project opportunities were scarce. In addition, a few projects that had been worked on in 2008 were canceled in 2009, resulting in write-offs of $3.4 million related to those projects. Moreover, several large demolition projects were worked on in 2008 and were not replaced in 2009. NASDI recorded negative gross profit margin of 3.8% in 2009 compared to gross profit margin of 11.9% in 2008 as a result of 2009 revenues that were not sufficient to offset fixed costs and the various project write-offs due to cancellations.

In 2009, NASDI produced an operating loss of $7.5 million, compared to operating income of $4.0 million in 2008 due to weaker gross profit performance including write offs related to canceled projects. NASDI general and administrative expenses for 2009 of $5.7 million decreased 27.8% compared with $7.9 million in 2008 primarily as a result of a decrease in incentive pay.

NASDI recorded a net loss of $7.8 million in 2009, compared to net income of $2.9 million in 2008. This was primarily due to the decrease in revenue.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

NASDI revenues were $102.2 million, an increase of $26.3 million, or 34.7%, over 2007 revenues of $75.9 million. This increase was due to several large projects which were substantially completed by mid-year. A significant portion of the work on these projects included subcontract work; consequently NASDI’s margins on these projects were not as high as NASDI typically generates. Gross profit of 11.9% in the demolition segment was down from 14.4% in 2007 due to the increase in subcontract work, a decrease in the price for scrap and the adverse impacts of project delays and a customer bankruptcy.

For the year ended December 31, 2008, general and administrative expenses totaled $7.9 million, compared with $6.8 million in 2007, an increase of $1.1 million, or 16.2%, due to payroll cost increases.

In 2008, NASDI operating income was $4.0 million, comparable to 2007 operating income of $4.0 million despite NASDI’s higher 2008 revenues.

Backlog

NASDI’s backlog at December 31, 2009 totaled $16.2 million, a 31% decrease from backlog of $23.5 million at December 31, 2008. This decrease reflects the slowing of the demolition market as a result of the decreased activity in the construction and real estate development markets.

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

NASDI’s net cash provided by (used in) operating activities for the years ended December 31, 2009, 2008 and 2007 totaled ($3.7) million, $4.8 million and $3.1 million, respectively. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from (or used in) operating activities.

NASDI’s net cash flows used in investing activities for the years ended December 31, 2009, 2008 and 2007 totaled $1.7 million, $1.4 million and $0.7 million, respectively. Investing activities in all periods consisted largely of purchases of new demolition equipment, including excavators and cranes.

NASDI’s net cash flows provided by (used in) financing activities for the years ended December 31, 2009, 2008 and 2007 totaled $5.5 million, ($3.7) million and ($2.4) million, respectively. In 2009, the cash provided related primarily to advances from GLDD. In 2008 and 2007 the amounts related to amounts paid to affiliates and payments of equipment debt.

Contractual Obligations

The following table summarizes NASDI’s contractual cash obligations at December 31, 2009. Additional information related to these obligations can be found in Note 14 “Commitments and contingencies” to NASDI’s Financial Statements.

	Total	Obligations coming due in year(s) ending:
		2010	2011- 2013	2014- 2016	2017 and beyond
	(in millions)
Related party debt	$8.1	$—	$8.1	$—	$—
Interest on related party debt	0.7	0.3	0.4	—	—
Operating lease commitments	2.1	0.3	0.9	0.9	—
Capital lease obligations	1.4	1.2	0.2	—	—

Total	$12.3	$1.8	$9.6	$0.9	$—

The related party debt represents amounts payable to GLDD or one of its affiliates and is payable on demand; however, GLDD has provided a letter to NASDI indicating that it will not demand repayment prior to January 2, 2012. NASDI has no other contingent obligations.

Off-Balance Sheet Arrangements

NASDI, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s senior bank credit facility and subordinated notes. At December 31, 2009, total senior debt of GLDD was $11.0 and letters of credit outstanding was $17.1 under GLDD’s credit facility. The amount of GLDD’s subordinated notes guaranteed totaled $175.0 at December 31, 2009. The notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

Performance and/or bid bonds are occasionally required for NASDI’s demolition projects. NASDI obtains its performance and bid bonds through GLDD’s bonding agreement with its surety company.

Yankee Environmental Services, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Yankee is a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials in the Boston area. Yankee’s principal services consist of lead paint and asbestos abatement along with demolition services to private and government entities including schools, universities, hospitals and other businesses.

A wholly owned subsidiary of GLDD is the owner of 100% of Yankee’s Class A membership interests. Yankee’s Class B membership interests are held by third parties, one of which is Mr. Christopher A. Berardi, an employee of GLDD’s wholly-owned subsidiary. The holder of the Class A membership interest owns 65% of Yankee’s equity interests and the holders of Yankee’s Class B membership interests own 35% of Yankee’s equity.

The same wholly owned subsidiary also has a 65% interest in NASDI, LLC (“NASDI”), a demolition service provider headquartered in the Boston, Massachusetts area.

Contract Revenues

Yankee recognizes contract revenues under the percentage-of-completion method, based on a cost-to-cost approach for environmental remediation projects. Contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to Yankee are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Contract modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance, and long-term rentals), fuel, rentals, and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

Primary Factors that Determine Operating Profitability

Yankee generates revenues when Yankee is awarded a contract for environmental remediation services and performs the project. Yankee’s revenues increase or decrease based upon market demand. Results of operations for Yankee fluctuate based upon project mix and Yankee’s ability to execute its projects consistent with its estimates.

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of contract revenues for the five years ended December 31, 2009, 2008, 2007, 2006 and 2005:

	2009	2008	2007	2006	2005
Contract revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(96.3)	(73.0)	(75.2)	(80.0)	(92.1)

Gross profit	3.7	27.0	24.8	20.0	7.9
General and administrative expenses	(7.1)	(8.4)	(16.2)	(14.7)	(13.3)
Amortization of intangible assets	(6.2)	—	—	—	—

Operating income (loss)	(9.6)	18.6	8.6	5.3	(5.4)
Interest expense, net	(1.5)	(0.4)	(2.2)	(2.2)	(1.2)

Income before income taxes	(11.1)	18.2	6.4	3.1	(6.6)
Income tax provision	—	—	—	—	—

Net income (loss)	(11.1)%	18.2%	6.4%	3.1%	(6.6)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues were $7.8 million in 2009, a decrease of $6.4 million, or 45.1%, from $14.2 million in 2008. As the construction and real estate development market continued to slow in 2009, new project opportunities were scarce. In addition, Yankee’s largest customer, NASDI, was encountering similar issues and subcontracting less to Yankee. Moreover, several large demolition projects were worked on in 2008 and were not replaced in 2009. NASDI accounted for $4.1 million or 53% of Yankee’s total contract revenues in 2009. Contract revenues from NASDI were $13.1 million or 92.2% of total contract revenues in 2008.

As a result of the constricted market and reduced revenue Yankee recorded gross profit margin of 3.7% in 2009 compared to gross profit margin of 27.0% in 2008, The lower level of revenue in 2009 was not sufficient to cover all Yankee’s fixed costs, resulting in the significant decrease in gross profit margin.

In 2009, the Yankee recorded an operating loss of $0.7 million, compared to operating income of $2.6 million in 2008 due to weaker gross profit and the significant decrease in projects. Yankee general and administrative expenses for 2009 of $0.6 million decreased 50% compared with $1.2 million in 2008 primarily as a result of a decrease in payroll and incentive pay.

Yankee recorded a net loss of $0.9 million in 2009, compared to net income of $2.6 million in 2008. This was primarily due to the decrease in revenue at Yankee.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Yankee revenues in 2008 were $14.2 million, an increase of $9.0 million, or 173%, over 2007 revenues of $5.2 million. This increase was due to several large projects that had been worked on for NASDI, who became an affiliate in 2009. In 2008, $13.1 million, or 92.2%, of Yankee’s revenues were from NASDI, which worked on several large projects in 2008 that required the expertise of Yankee. In 2007, $2.3 million, or 44.2%, of Yankee’s revenues were from NASDI. Gross profit of 27% at Yankee in 2008 was up from 24.8% in 2007 due to this increase in work.

For the year ended December 31, 2008, general and administrative expenses totaled $1.2 million, compared with $0.8 million in 2007, an increase of $0.4 million, or 50%, due to payroll cost increases.

In 2008, Yankee operating income was $2.6 million, up significantly from 2007 operating income of $0.3 million due to the large increase in revenue noted above.

Backlog

Yankee’s backlog at December 31, 2009 totaled $0.9 million, a 61% decrease from backlog of $2.3 million at December 31, 2008. This decrease reflects the slowing of the demolition market as a result of the decreased activity in the construction and real estate development markets.

Liquidity and Capital Resources

Prior to 2009, Yankee’s principal source of liquidity was cash flow from operations, and in the future is expected to be as well, however in 2009 its principal source of liquidity has been advances from its parent, GLDD or an affiliate of GLDD. GLDD or an affiliate has advanced additional funds to Yankee when its operations are unable to fully meet Yankee’s cash needs. Yankee’s principal uses of cash are to finance its capital expenditures, provide working capital, repay affiliate advances and meet other general corporate purposes.

Yankee’s net cash provided by (used in) operating activities for the years ended December 31, 2009, 2008 and 2007 totaled ($2.5) million, $1.7 million and $0.4 million, respectively. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from (or used in) operating activities.

Yankee’s net cash flows used in investing activities for the years ended December 31, 2009 and 2008 totaled $1.9 million and $0.2 million, respectively. There were no investing activities which effected cash flow in 2007. 2009 activity represents the acquisition of Yankee, Inc. The 2008 purchases were primarily related to vehicles and tools.

Yankee’s net cash flows provided by (used in) financing activities for the years ended December 31, 2009, 2008 and 2007 totaled $4.6 million, ($1.6) million and ($0.3) million, respectively. In 2009, the cash provided related primarily to advances from GLDD, along with contributions to fund the acquisition of Yankee, Inc. In 2008 and 2007, the amounts related to amounts paid to shareholders and payments of debt.

Contractual Obligations

The following table summarizes Yankee’s contractual cash obligations at December 31, 2009. Additional information related to these obligations can be found in Note 12 “Commitments and contingencies” to Yankee’s Financial Statements.

	Total	Obligations coming due in year(s) ending:
		2010	2011- 2013	2014- 2016	2017 and beyond
	(in thousands)
Related party debt	2,758.0	2,758.0	—	—	—
Interest on related party debt	117.2	117.2	—	—	—
Operating lease commitments	23.0	23.0	—	—	—

Total	$2,898.2	$2,898.2	$—	$—	$—

Yankee has no other contingent obligations.

Off-Balance Sheet Arrangements

Yankee, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s senior bank credit facility and subordinated notes. At December 31, 2009, total senior debt of GLDD was $11.0 and letters of credit outstanding was $17.1 under GLDD’s credit facility. The amount of GLDD’s subordinated notes guaranteed totaled $175.0 at December 31, 2009. The notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

Performance and/or bid bonds are occasionally required for the Yankee’s demolition projects. Yankee obtains its performance and bid bonds through GLDD’s bonding agreement with its surety company.

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

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 9, 2010 (January 7, 2011 as to Note 21), are set forth on pages 65 to 102 inclusive, of this Report, and are hereby incorporated by reference into this Item. The financial statements of NASDI and Yankee called for by this Item, together with the related Reports of Independent Registered Public Accounting Firm dated January 7, 2011 as to NASDI and dated December 22, 2010 as to Yankee, are set forth on pages F-1 to F-15 and F-16 to F-38, respectively, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 9, 2010 (January 7, 2011 as to Note 21) expressed an unqualified opinion on those financial statements and financial statement schedule.

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

1.    Financial Statements

The financial statements listed below are set forth on pages 67 to 101, F-3 to F-15 and F-18 to F-38 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

2.    Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 102, are omitted because they are not required or the required information is shown in the financial statements or notes thereto

3.    Exhibits

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
Bruce J. Biemeck
President and Chief Financial Officer

Date: January 7, 2011

I.    EXHIBIT INDEX

Number	Document Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC.(1)

2.2	Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006.(2)

2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C.(3)

3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation).(4)

3.2	Second Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, effective November 6, 2007.(5)

3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp.(6)

4.1	Indenture, dated as of December 22, 2003, by and among GLDD Merger Sub, Inc. and BNY Midwest Trust Company, as trustee.(1)

4.2	Supplemental Indenture, dated as of December 22, 2003, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee.(1)

4.3	Amendment to Indenture, dated as of January 30, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee.(7)

4.4	Supplemental Indenture, dated as of February 27, 2004, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee.(7)

4.5	Second Supplemental Indenture, dated as of July 12, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee.(8)

4.6	Third Supplemental Indenture, dated as of December 2, 2005, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee.(9)

4.7	Fourth Supplemental Indenture, dated December 26, 2006, by and among Great Lakes Dredge & Dock Holdings Corp. (now known as Great Lakes Dredge & Dock Corporation), Great Lakes Dredge & Dock Corporation, the guarantors named therein and BNY Midwest Trust Company, as Trustee.(6)

4.8	Fifth Supplemental Indenture, dated as of January 30, 2009, by and among Great Lakes Dredge & Dock Corporation, the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee.(10)

4.9	Form of 7 3/4% Senior Subordinated Note due 2013.(11)

4.10	Form of Guarantee for 7 3/4% Senior Subordinated Note due 2013.(11)

4.11	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation.(12)

10.1	Credit Agreement, dated as of June 12, 2007, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger and Administrative Agent.(13)

Number	Document Description
10.2	Amendment No. 1 to Credit Agreement, dated as of January 30, 2009, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger, Issuing Lender and Administrative Agent.(10)

10.3	Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(1)

10.4	First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(14)

10.5	Second Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 14, 2005, by and among the Great Lakes Dredge & Dock Corporation, the subsidiaries of Great Lakes Dredge & Dock Company, Travelers Casualty and Surety Company, United Pacific Insurance Company, Reliance National Insurance Company, Reliance Surety Company and Travelers Casualty and Surety Company of America.(15)

10.6	Third Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(16)

10.7	Fourth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 12, 2007, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America.(13)

10.8	Fifth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 27, 2009, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America.(17)

10.9	International Letter of Credit Agreement, dated September 29, 2006, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank.(16)

10.10	First Amendment to International Letter of Credit Agreement, dated July 16, 2007, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank.(18)

10.11	Second Amendment to International Letter of Credit Agreement dated September 29, 2009, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo HSBC Trade Bank, NA.(19)

10.12	Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo HSBC Trade Bank, N.A.(6)

10.13	Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto.†(6)

10.14	Employment Agreement between the Company and Douglas B. Mackie.†(20)

10.15	Employment Agreement between the Company and Richard Lowry.†(20)

10.16	Employment Agreement between the Company and Deborah A. Wensel.†(20)

10.17	Summary of Oral Employment Agreements with Named Executive Officers.†(12)

Number	Document Description
10.18	Great Lakes Dredge & Dock Company, LLC Annual Cash Bonus Plan Amended and Restated Effective January 1, 2009.†(21)

10.19	401(k) Savings Plan.†(22)

10.20	401(k) Lost Benefit Plan.†(12)

10.21	Secured Promissory Note dated December 31, 2006 executed by MJC Berry Enterprises, LLC, in favor of North American Site Developers, Inc.(23)

10.22	Lease Agreement between North American Site Developers, Inc. and MJC Berry Enterprises, LLC, dated as of December 31, 2006.(23)

10.23	Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp.(3)

10.24	Asset Purchase Agreement between Bean Meridian L.L.C. and Great Lakes Dredge & Dock Company, LLC dated April 10, 2007.(24)

10.25	Asset Purchase Agreement between Bean Dredging L.L.C. and Great Lakes Dredge & Dock Company, LLC dated April 10, 2007.(24)

10.26	Purchase Agreement between Weeks-Marine, Inc. and Great Lakes Dredge & Dock Company, LLC dated April 13, 2007.(25)

10.27	Purchase Agreement between Dragaport Ltda. and Great Lakes Dredge and Dock Company, LLC dated October 19, 2007.(26)

10.28	Limited Liability Company Agreement, dated April 30, 2008, by and among NASDI Holdings Corporation, Christopher A. Berardi and NASDI, LLC.(27)

10.29	Employment Agreement, dated as of April 30, 2008, by and between NADSI Holdings Corporation and Christopher A. Berardi.†(27)

10.30	Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan.†(28)

10.31	Form of Great Lakes Dredge & Dock Corporation Non-Qualified Stock Option Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan.†(29)

10.32	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan.†(29)

12.1	Ratio of Earnings to Fixed Charges.*

14.1	Code of Business Conduct and Ethics.(30)

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation.*

23.1	Consent of Deloitte & Touche LLP.*

23.2	Consent of Deloitte & Touche LLP.*

23.3	Consent of J.H. Cohn LLP.*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004 (Commission file no. 333-64687).

(2)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).

(3)	Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01).

(4)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 001-33225).

(5)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 13, 2007 (Commission file no. 001-33225).

(6)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225).

(7)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form S-4 filed with the Commission on March 31, 2004 (Commission file no. 333-114059-06).

(8)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2005 (Commission file no. 333-64687).

(9)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 8, 2005 (Commission file no. 333-64687).

(10)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 5, 2009 (Commission file no. 001-33225).

(11)	Included as part of Exhibit 4.1 to this Annual Report on Form 10-K.

(12)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 001-33225).

(13)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 15, 2007 (Commission file no. 001-33225).

(14)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 5, 2004. (Commission file no. 333-64687).

(15)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 17, 2005 (Commission file no. 333-64687).

(16)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4, 2006 (Commission file no. 333-64687).

(17)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 29, 2009 (Commission file no. 001-33225).

(18)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 20, 2007 (Commission file no. 001-33225).

(19)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 5, 2009 (Commission file no. 001-33225).

(20)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 9, 2007 (Commission file no. 001-33225).

(21)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2009 (Commission file no. 001-33225).

(22)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687).

(23)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 20, 2007 (Commission file no. 001-33225).

(24)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 10, 2007 (Commission file no. 001-33225).

(25)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 16, 2007 (Commission file no. 001-33225)

(26)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 24, 2007 (Commission file no. 001-33225).

(27)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 6, 2008 (Commission file no. 001-33225).

(28)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form S-8 filed with the Commission on April 3, 2008 (Commission file no. 333-150067).

(29)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 22, 2008 (Commission file no. 001-33225).

(30)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 24, 2005 (Commission file no. 333-64687).

*	Filed herewith

†	Compensatory plan or arrangement.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 9, 2010 (January 7, 2011 as to Note 21)

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

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”) that amended ASC Topic 820-10, Fair Value Measurements and Disclosure s to add new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The update is effective as of January 1, 2010. The update clarifies that disclosures about the valuation techniques and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. In addition, those disclosures are required for fair value measurements classified either as Level 2 or Level 3. If the valuation technique has changed, entities should disclose that change and the reason for the change. Adoption of ASU 2010-06 is not expected to have a significant impact on the financial statements as the Company currently discloses the method for valuing Level 2 and Level 3 inputs. See Note 13.

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

12.    LONG-TERM DEBT (Continued)

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

The following supplemental financial information sets forth for the Company’s 100%-Owned Subsidiary Guarantors (on a combined basis), each of the Company’s Non 100%-Owned Subsidiary Guarantors, the Company’s non-guarantor subsidiary and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of December 31, 2009 and 2008;

(ii)	statements of operations for the years ended December 31, 2009, 2008 and 2007; and

(iii)	statements of cash flows for the year ended December 31, 2009, 2008 and 2007.

The Company has adjusted the presentation of its separate condensed consolidating financial information as of December 31, 2009 and December 31, 2008, and for the years ended December 31, 2009, 2008, and 2007 to separately disclose its Non 100%-Owned Subsidiary Guarantors, NASDI and Yankee Environmental Services, LLC (“Yankee”). These adjustments had no impact on consolidated results as previously reported.

The Company’s Form 10-K/A for the period ended December 31, 2009 includes separate financial statements for NASDI and Yankee. The separate financial information for NASDI and Yankee reconciles to the respective NASDI and Yankee financial information included in this supplemental consolidating financial information after considering timing differences in reflecting audit adjustments for each company that are immaterial to the Company’s consolidated financial statements. The NASDI difference results from a 2009 audit adjustment that was made to its separate financial statements in April 2010, subsequent to the filing of 2009 supplemental consolidating financial statements in the Company’s 2009 Form 10-K. The Yankee difference also results from a 2009 audit adjustment to its separate financial statements. That adjustment was identified upon completion of the Yankee 2009 audit in December 2010. The adjustments will be reflected in 2010 activity.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(In thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,834	$194	$213	$9	$—	$—	$3,250
Accounts receivable—net	142,080	10,194	1,627	—	—	—	153,901
Receivables from affiliates	4,558	—	1,918	2,743	17,881	(27,100)	—
Contract revenues in excess of billings	25,560	2,444	42	—	—	(42)	28,004
Inventories	29,192	—	—	—	—	—	29,192
Prepaid expenses	2,363	80	—	—	201	—	2,644
Other current assets	9,123	49	38	—	6,235	—	15,445

Total current assets	215,710	12,961	3,838	2,752	24,317	(27,142)	232,436
PROPERTY AND EQUIPMENT—Net	281,520	9,187	450	—	—	—	291,157
GOODWILL	76,575	21,224	250	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	360	279	398	—	—	—	1,037
INVESTMENTS IN SUBSIDIARIES	27,094	—	—	—	490,191	(517,285)	—
NOTES RECEIVABLE FROM AFFILIATES	61	—	—	—	—	(61)	—
INVENTORIES—Noncurrent	27,662	—	—	—	—	—	27,662
INVESTMENTS IN JOINT VENTURES	7,943	—	—	—	—	—	7,943
OTHER ASSETS	2,074	—	—	—	5,509	(441)	7,142

TOTAL	$638,999	$43,651	$4,936	$2,752	$520,017	$(544,929)	$665,426

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,765	$7,623	$395	$—	$—	$—	$83,783
Payables to affiliates	15,300	9,084	2,758	—	—	(27,142)	—
Accrued expenses	26,597	1,457	306	—	2,905	—	31,265
Billings in excess of contract revenues	23,910	791	200	—	—	—	24,901
Current portion of equipment debt	—	1,200	—	—	—	—	1,200

Total current liabilities	141,572	20,155	3,659	—	2,905	(27,142)	141,149
REVOLVING CREDIT FACILITY	—	—	—	—	11,000	—	11,000
7 3/4% SENIOR SUBORDINATED NOTES	—	—	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	—	61	—	—	—	(61)	—
DEFERRED INCOME TAXES	2	—	—	—	82,081	(441)	81,642
OTHER	7,234	370	—	—	4,482	—	12,086

Total liabilities	148,808	20,586	3,659	—	275,468	(27,644)	420,877
Total Great Lakes Dredge & Dock Corporation Equity	490,191	23,065	1,277	2,752	245,788	(517,285)	245,788
NONCONTROLLING INTERESTS	—	—	—	—	(1,239)	—	(1,239)

TOTAL EQUITY	490,191	23,065	1,277	2,752	244,549	(517,285)	244,549

TOTAL	$638,999	$43,651	$4,936	$2,752	$520,017	$(544,929)	$665,426

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(In thousands)

	Subsidiary Guarantors		Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,357	$116	$5	$—	$—	$10,478
Accounts receivable—net	110,908	9,712	—	—	—	120,620
Receivables from affiliates	15,372	—	2,748	11,107	(29,227)	—
Contract revenues in excess of billings	24,453	6,463	—	—	—	30,916
Inventories	28,666	—	—	—	—	28,666
Prepaid expenses	2,877	—	—	1,807	—	4,684
Other current assets	13,423	—	—	8,099	(528)	20,994

Total current assets	206,056	16,291	2,753	21,013	(29,755)	216,358
PROPERTY AND EQUIPMENT—Net	287,614	9,271	—	—	—	296,885
GOODWILL	76,575	21,224	—	—	—	97,799
OTHER INTANGIBLE ASSETS—Net	502	429	—	—	—	931
INVESTMENTS IN SUBSIDIARIES	33,380	—	—	502,722	(536,102)	—
INVENTORIES—Noncurrent	38,024	—	—	—	—	38,024
INVESTMENTS IN JOINT VENTURES	8,949	—	—	—	—	8,949
OTHER ASSETS	1,697	—	—	5,512	—	7,209

TOTAL	$652,797	$47,215	$2,753	$529,247	$(565,857)	$666,155

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,955	$7,908	$—	$(1)	$—	$76,862
Payables to affiliates	5,644	1,738	—	—	(7,382)	—
Accrued expenses	25,604	3,371	—	1,995	(528)	30,442
Billings in excess of contract revenues	18,938	844	—	—	—	19,782
Current portion of equipment debt	—	1,553	—	—	—	1,553

Total current liabilities	119,141	15,414	—	1,994	(7,910)	128,639
REVOLVING CREDIT FACILITY	—	—	—	41,500	—	41,500
7 3/4% SENIOR SUBORDINATED NOTES	—	—	—	175,000	—	175,000
NOTES PAYABLE TO AFFILIATES	21,845	—	—	—	(21,845)	—
DEFERRED INCOME TAXES	738	—	—	80,266	—	81,004
OTHER	7,518	1,174	—	3,207	—	11,899

Total liabilities	149,242	16,588	—	301,967	(29,755)	438,042
Total Great Lakes Dredge & Dock Corporation Equity	502,722	30,627	2,753	227,280	(536,102)	227,280
NONCONTROLLING INTERESTS	833	—	—	—	—	833

TOTAL EQUITY	503,555	30,627	2,753	227,280	(536,102)	228,113

TOTAL	$652,797	$47,215	$2,753	$529,247	$(565,857)	$666,155

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
CONTRACT REVENUES	$574,311	$44,245	$7,776	$—	$—	$(4,088)	$622,244
COSTS OF CONTRACT REVENUES	(485,337)	(45,466)	(7,240)	—	(45)	4,088	(534,000)

GROSS PROFIT (LOSS)	88,974	(1,221)	536	—	(45)	—	88,244
OPERATING EXPENSES
General and administrative expenses	(35,960)	(5,849)	(1,034)	—	(3,150)	—	(45,993)

Total operating income (loss)	53,014	(7,070)	(498)	—	(3,195)	—	42,251
INTEREST EXPENSE (Net)	280	(321)	(115)	—	(15,994)	—	(16,150)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(8,004)	—	—	—	47,308	(39,304)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(384)	—	—	—	—	—	(384)

INCOME (LOSS) BEFORE INCOME TAXES	44,906	(7,391)	(613)	—	28,119	(39,304)	25,717
INCOME TAX (PROVISION) BENEFIT	2,402	—	—	—	(13,385)	—	(10,983)

NET INCOME (LOSS)	47,308	(7,391)	(613)	—	14,734	(39,304)	14,734
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	2,734	—	2,734

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$47,308	$(7,391)	$(613)	$—	$17,468	$(39,304)	$17,468

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Subsidiary Guarantors		Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI
CONTRACT REVENUES	$484,659	$102,220	$—	$—	$—	$586,879
COSTS OF CONTRACT REVENUES	(427,362)	(90,017)	—	(197)	—	(517,576)

GROSS PROFIT	57,297	12,203	—	(197)	—	69,303
OPERATING EXPENSES
General and administrative expenses	(33,288)	(8,198)	(64)	(1,656)	—	(43,206)

Total operating income (loss)	24,009	4,005	(64)	(1,853)	—	26,097
INTEREST EXPENSE—Net	(2)	(1,025)	—	(15,944)	—	(16,971)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	2,887	—	—	25,946	(28,833)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(15)	—	—	—	—	(15)

INCOME (LOSS) BEFORE INCOME TAXES	26,879	2,980	(64)	8,149	(28,833)	9,111
INCOME TAX (PROVISION) BENEFIT	(933)	(51)	22	(2,877)	—	(3,839)

NET INCOME (LOSS)	25,946	2,929	(42)	5,272	(28,833)	5,272
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	(293)	—	(293)

NET INCOME (LOSS) LOSS ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$25,946	$2,929	$(42)	$4,979	$(28,833)	$4,979

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Subsidiary Guarantors		Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI
CONTRACT REVENUES	$439,838	$75,923	$—	$—	$—	$515,761
COSTS OF CONTRACT REVENUES	(381,734)	(64,996)	—	(1,084)	—	(447,814)

GROSS PROFIT	58,104	10,927	—	(1,084)	—	67,947
OPERATING EXPENSES
General and administrative expenses	(30,854)	(6,903)	(70)	(1,140)	—	(38,967)

Total operating income (loss)	27,250	4,024	(70)	(2,224)	—	28,980
INTEREST EXPENSE—Net	(442)	(2,891)	—	(14,129)	—	(17,462)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	179	—	—	29,016	(29,195)	—
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	1,993	—	—	—	—	1,993

INCOME (LOSS) BEFORE INCOME TAXES	28,980	1,133	(70)	12,663	(29,195)	13,511
INCOME TAX (PROVISION) BENEFIT	36	(909)	25	(5,551)	—	(6,399)

NET INCOME (LOSS)	29,016	224	(45)	7,112	(29,195)	7,112
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	(56)	—	(56)

NET INCOME (LOSS) LOSS ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$29,016	$224	$(45)	$7,056	$(29,195)	$7,056

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
OPERATING ACTIVITIES—
Net cash flows provided by (used in) operating activities	$86,641	$(3,695)	$(2,545)	$—	$(26,403)	$—	$53,998
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,563)	(2,103)	—	—	—	—	(24,666)
Dispositions of property and equipment	615	413	—	—	—	—	1,028
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	—	(1,891)	—	—	1,891	(1,229)

Net cash flows used in investing activities	(23,177)	(1,690)	(1,891)	—	—	1,891	(24,867)

FINANCING ACTIVITIES:
Borrowings under revolving loans	—	—	—	—	158,877	—	158,877
Repayments of revolving loans	—	—	—	—	(189,377)	—	(189,377)
Dividends paid	—	—	—	—	(3,992)	—	(3,992)
Members’ capital contribution to acquire assets of Yankee	—	—	1,891	—	—	(1,891)	—
Net change in accounts with affiliates	(71,064)	7,407	2,758	4	60,895	—	—
Repayments of long-term debt	(1)	(1,773)	—	—	—	—	(1,774)
Repayment of capital lease debt	(93)	—	—	—	—	—	(93)
Distributions from subsidiaries	171	(171)	—	—	—	—	—

Net cash flows provided by (used in) financing activities	(70,987)	5,463	4,649	4	26,403	(1,891)	(36,359)

NET CHANGE IN CASH AND EQUIVALENTS	(7,523)	78	213	4	—	—	(7,228)
CASH AND CASH EQUIVALENTS— Beginning of year	10,357	116	—	5	—	—	10,478

CASH AND CASH EQUIVALENTS— End of year	$2,834	$194	$213	$9	$—	$—	$3,250

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Subsidiary Guarantors		Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI
OPERATING ACTIVITIES—
Net cash flows provided by (used in) operating activities	$34,018	$4,802	$(42)	$(23,973)	$—	$14,805
INVESTING ACTIVITIES:
Purchases of property and equipment	(43,108)	(1,376)	—	—	—	(44,484)
Dispositions of property and equipment	17,422	23	—	—	—	17,445
Changes in restricted cash	787	—	—	—	—	787
Purchase NASDI minority interest shares	(5)	—	—	—	—	(5)

Net cash flows used in investing activities	(24,904)	(1,353)	—	—	—	(26,257)

FINANCING ACTIVITIES:
Borrowings under revolving loans	—	—	—	222,443	—	222,443
Repayments of revolving loans	—	—	—	(202,443)	—	(202,443)
Dividends paid	(3,981)	—	—	—	—	(3,981)
Net change in accounts with affiliates	(2,439)	(1,581)	41	3,979	—	—
Repayments of long-term debt	—	(2,148)	—	—	—	(2,148)
Repayment of capital lease debt	(174)	—	—	—	—	(174)
Repurchase of preferred and common shares	—	—	—	(6)	—	(6)

Net cash flows provided by (used in) financing activities	(6,594)	(3,729)	41	23,973	—	13,691

NET CHANGE IN CASH AND EQUIVALENTS	2,520	(280)	(1)	—	—	2,239
CASH AND CASH EQUIVALENTS— Beginning of year	7,837	396	6	—	—	8,239

CASH AND CASH EQUIVALENTS— End of year	$10,357	$116	$5	$—	$—	$10,478

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Subsidiary Guarantors		Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI
OPERATING ACTIVITIES—
Net cash flows provided by (used in) operating activities	$14,964	$3,078	$(45)	$(24,281)	$—	$(6,284)
INVESTING ACTIVITIES:
Purchases of property and equipment	(110,300)	(688)	—	—	—	(110,988)
Dispositions of property and equipment	28,599	—	—	—	—	28,599
Changes in restricted cash	2,923	—	—	—	—	2,923
Loan to related party	1,703	—	—	—	—	1,703

Net cash flows used in investing activities	(77,075)	(688)	—	—	—	(77,763)

FINANCING ACTIVITIES:
Borrowings under revolving loans	—	—	—	184,500	—	184,500
Repayments of revolving loans	—	—	—	(163,000)	—	(163,000)
Net change in accounts with affiliates	88,781	(828)	41	(88,988)	—	(994)
Repayments of long-term debt	(18,104)	(1,581)	—	—	—	(19,685)
Repayment of capital lease debt	(1,843)	—	—	—	—	(1,843)
Issuance of common shares	—	—	—	91,769	—	91,769
Financing fees	(2,101)	—	—	—	—	(2,101)

Net cash flows provided by (used in) financing activities	66,733	(2,409)	41	24,281	—	88,646

NET CHANGE IN CASH AND EQUIVALENTS	4,622	(19)	(4)	—	—	4,599
CASH AND CASH EQUIVALENTS— Beginning of year	3,215	415	10	—	—	3,640

CASH AND CASH EQUIVALENTS— End of year	$7,837	$396	$6	$—	$—	$8,239

Great Lakes Dredge & Dock Corporation

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2007
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$757	$750		$(18)	$1,489

Year ended December 31, 2008
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$1,489	$0		$(239)	$1,250

Year ended December 31, 2009
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$1,250	$69		$(69)	$1,250

NASDI, LLC

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2007
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$757	—	—	$(18)	$739

Year ended December 31, 2008
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$739	—	—	$(239)	$500

Year ended December 31, 2009
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$500	$69	—	$(69)	$500

NASDI, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers

NASDI, LLC

Waltham, Massachusetts

We have audited the accompanying balance sheets of NASDI, LLC (formerly, North American Site Developers, Inc.) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As indicated in Note 1 to the financial statements, on April 30, 2008, Great Lakes Dredge & Dock Corporation (“GLDD”) acquired the 15% of North American Site Developers, Inc. it did not already own, and then converted the Company into a limited liability company, NASDI, LLC. Accordingly, the financial information included in the accompanying financial statements for the periods prior to April 30, 2008 represents the financial information of North American Site Developers, Inc.

Also as indicated in Note 1 to the financial statements, the Company is a subsidiary of GLDD. The accompanying financial statements have been prepared from the records maintained by the Company and GLDD and may not necessarily be indicative of the conditions that would have existed or the results of the operations if the Company had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from GLDD’s income and expenses applicable to GLDD as a whole. GLDD has provided a letter to the Company indicating that it will not demand the Company repay the amounts payable to GLDD prior to January 2, 2012 even though such payables are due on demand.

/s/ Deloitte & Touche LLP

Chicago, Illinois

January 7, 2011

NASDI, LLC

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(in thousands)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$194	$116
Accounts receivable - net	10,194	9,712
Contract revenues in excess of billings	1,989	6,463
Prepaid expenses and other current assets	129	—

Total current assets	12,506	16,291
PROPERTY AND EQUIPMENT - Net	9,187	9,271
GOODWILL	21,224	21,224
OTHER INTANGIBLE ASSETS - Net	279	429

TOTAL	$43,196	$47,215

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,623	$7,908
Payables to parent	8,078	1,738
Payables to affiliate	1,067	—
Accrued liabilities	1,457	3,371
Billings in excess of contract revenues	791	844
Current portion of equipment debt	1,200	1,553

Total current liabilities	20,216	15,414
OTHER	370	1,174

Total liabilities	20,586	16,588
COMMITMENTS AND CONTINGENCIES (NOTE 14)
MEMBERS’ EQUITY	22,610	30,627

TOTAL	$43,196	$47,215

See Notes to Financial Statements

NASDI, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008, and 2007

(in thousands)

	2009	2008	2007
CONTRACT REVENUES	$43,790	$102,220	$75,923
COSTS OF CONTRACT REVENUES	45,466	90,017	64,996

GROSS PROFIT (LOSS)	(1,676)	12,203	10,927

OPERATING EXPENSES:
General and administrative expenses	5,698	7,899	6,782
Amortization of intangible assets	151	299	121

Total operating expenses	5,849	8,198	6,903

OPERATING INCOME (LOSS):	(7,525)	4,005	4,024
OTHER INCOME (EXPENSE)
Interest income	—	3	30
Interest expense	(104)	(193)	(176)
Interest expense to related party	(217)	(835)	(2,745)

Total other expense	(321)	(1,025)	(2,891)

INCOME (LOSS) BEFORE INCOME TAXES	(7,846)	2,980	1,133
INCOME TAX EXPENSE	—	51	909

NET (LOSS) INCOME	$(7,846)	$2,929	$224

See Notes to Financial Statements

NASDI, LLC

STATEMENTS OF MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands)

	Common Stock	Members’ Equity	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE — January 1, 2007	$—		$3,655	$(5,186)	$(1,531)
Net income	—		—	224	224

BALANCE — December 31, 2007	—		3,655	(4,962)	(1,307)
Conversion of debt from affiliate into equity (Note 1)			27,242	—	27,242
Acquisition of remaining 15% interest and conversion to a limited liability company (Note 1)	—	$30,305	(30,897)	2,355	1,763
Net income		322	—	2,607	2,929

BALANCE — December 31, 2008		30,627	—	—	30,627
Distributions		(171)			(171)
Net loss		(7,846)	—	—	(7,846)

BALANCE — December 31, 2009		$22,610	$—	$—	$22,610

See Notes to Financial Statements

NASDI, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(7,846)	$2,929	$224
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,484	2,373	1,854
Deferred income taxes	—	(873)	151
Loss (gain) on dispositions of property and equipment	56	(12)	(143)
Changes in assets and liabilities:
Accounts receivable	(482)	9,633	(9,122)
Accounts receivable - related party	—	—	1,704
Contract revenues in excess of billings	4,474	(3,169)	(335)
Prepaid expenses and other current assets	(129)	640	(114)
Accounts payable and accrued liabilities	(2,199)	(4,723)	8,123
Billings in excess of contract revenues	(53)	(97)	(86)
Other noncurrent assets and liabilities	—	(1,899)	822

Net cash (used in) provided by operating activities	(3,695)	4,802	3,078
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,103)	(1,376)	(688)
Dispositions of property and equipment	413	23	—

Net cash used in investing activities	(1,690)	(1,353)	(688)
FINANCING ACTIVITIES:
Change in payable to affiliates	7,407	(1,581)	(828)
Repayments of equipment debt	(1,773)	(2,148)	(1,581)
Distributions	(171)	—	—

Net cash provided by (used in) financing activities	5,463	(3,729)	(2,409)

Net change in cash and cash equivalents	78	(280)	(19)
Cash and cash equivalents - Beginning of year	116	396	415

Cash and cash equivalents - End of year	$194	$116	$396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$104	$193	$176

Cash paid for income taxes	$—	$835	$480

NONCASH INVESTING ACTIVITY
Property and equipment purchased on equipment notes	$615	$2,213	$1,998

NONCASH FINANCING ACTIVITY
Non cash conversion of debt to equity	$—	$27,242	$—

See Notes to Financial Statements

NASDI, LLC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008 AND FOR THE

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Dollars in thousands)

1.	NATURE OF BUSINESS AND REMAINING INTEREST ACQUISITION

Organization — NASDI, LLC (the “Company”) is a demolition service provider located in the Boston, Massachusetts area. The Company’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials.

NASDI Holdings Corporation (“NASDI Holdings”), a wholly owned subsidiary of Great Lakes Dredge & Dock Corporation (“GLDD”), is the owner of 100% of the Class A interests, which provide a $28,000 liquidation preference with respect to proceeds upon disposition of the Company. NASDI Holdings also owns 65% of the Class B interests, with the remaining 35% owned by Christopher A. Berardi. The holders of Class B interests are entitled to receive periodic distributions of future profits based on available cash flows from operations on a pro rata basis in proportion to their percentage ownership interest.

The accompanying financial statements have been prepared from the records maintained by the Company and GLDD and may not necessarily be indicative of the conditions that would have existed or the results of the operations if the Company had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from GLDD’s income and expenses applicable to GLDD as a whole. GLDD has provided a letter to the Company indicating that it will not demand the Company repay the amounts payable to GLDD prior to January 2, 2012 even though such payables are due on demand.

Remaining 15% Interest Acquisition by GLDD — On April 30, 2008, GLDD acquired the remaining 15% interest in North American Site Developers, Inc. (“NASDI Inc.”), which it did not previously own, from Christopher A. Berardi, then President of NASDI Inc. Following the acquisition of this remaining interest, GLDD converted $27,242 of debt owed to GLDD by NASDI Inc. into equity. Additionally, the Company also entered into a series of transactions for the purpose of restructuring the Company’s arrangements with Mr. Berardi. As a result of these transactions, the operations of NASDI Inc. were contributed into the Company, a newly formed Delaware limited liability company, which then issued the Class A and Class B member interests. Accordingly, the operations for the period from January 1, 2007 to April 30, 2008 reflected in these financial statements are of NASDI, Inc., the predecessor company. Also, throughout this same period, NASDI, Inc. had 1,000 shares of common stock (par value of $0.01 per share) authorized, issued and outstanding.

Pursuant to the terms of the Company’s Limited Liability Company Agreement, GLDD has the ability to call Mr. Berardi’s 35% interest upon Mr. Berardi’s termination of employment, upon a change in control related to GLDD or any time after December 31, 2010. The call payment is based on a formula that considers the Company’s average annual EBITDA for a two-year period, as adjusted for the Class A liquidation preference and outstanding indebtedness of the Company. The call payment is limited, in certain situations, to a maximum of $1,500.

GLDD, through its NASDI Holdings subsidiary, also entered into an employment agreement with Mr. Berardi that establishes the terms of Mr. Berardi’s salary and benefits as an employee of NASDI Holdings. Additionally, in the event of a sale of all or a material portion of the Company, Mr. Berardi is entitled to a cash payment equal to 35% of the proceeds received by GLDD in connection with the sale of the Company to a third party, but such payment shall not exceed $9,800.

The acquisition of the remaining interest was accounted for as a purchase with a purchase price of $1,939 equal to the fair value of consideration received by Mr. Berardi, including the 35% interest in Class B shares, a cash payment of $5 and the fair value of future obligations of GLDD to Mr. Berardi. Accordingly, the assets and liabilities associated with this 15% interest were adjusted to their estimated fair values. A summary of the allocation of purchase price, which was pushed down to the assets and liabilities of the Company, is as follows:

Property, plant and equipment	$(28)
Intangible assets	365
Goodwill	1,574
Other assets and liabilities	28

Total	$1,939

Correction of 2008 Statement of Members’ Equity — The Company has corrected errors in the presentation of Additional Paid-in Capital and Accumulated Deficit as of January 1, 2008 and the line item titled “Acquisition of remaining 15% interest and conversion to a limited liability company” in its 2008 Statement of Members’ Equity which resulted from an error in the accounting for the Company’s equity balances on a standalone basis. The effect of the correction was to increase Additional Paid-in Capital and increase the Accumulated Deficit by $1,357 as of January 1, 2008 and to change the amounts reflected in the Additional Paid-in Capital and Accumulated Deficit columns in the line item titled “Acquisition of remaining 15% interest and conversion to a limited liability company” in the 2008 statement of members’ equity by an equal offsetting amount. The correction had no effect on total equity for any of the periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenues and Cost Recognition on Contracts — The majority of the Company’s contracts for demolition services are fixed-price contracts, with others managed as time and materials or equipment rental projects. Substantially all of the Company’s contract revenues are recognized under the percentage-of-completion method, using a cost-to-cost method to measure the extent of progress toward completion. Contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each project. Revenue for salvage is recognized as realized. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology. Such change orders are considered changes in the scope of the original projects to which they relate and the project estimates are adjusted accordingly.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance, and rentals), subcontracts, and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed. Contract revenues include revenues from salvage for the years ended December 31, 2009, 2008, and 2007 totaling $5,235, $10,973, and $6,904, respectively.

Classification of Current Assets and Liabilities — The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion, unless completion of such contracts extends significantly beyond one year.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable — Net — Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage within one year, and accordingly presents retainage as a current asset. The Company provides an allowance for estimated uncollectible receivables when events or conditions indicate that amounts outstanding are not recoverable.

Property and Equipment — Net — Capital additions, improvements, and major renewals are classified as property and equipment and are carried at depreciated cost. Maintenance and repairs that do not significantly extend the useful lives of the assets or enhance the capabilities of such assets are charged to earnings as incurred. Depreciation is recorded over the estimated useful lives of property and equipment using the straight-line method and the mid-year depreciation convention. The estimated useful lives by class of assets are:

Class	Age (years)
Leasehold improvements	10
Furniture and fixtures	5-10
Vehicles, dozers, excavators and other operating equipment and systems	3-10

Goodwill and Other Intangible Assets — Goodwill represents the excess of cost over fair value. Other identifiable intangibles mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations and are being amortized over a 7 to 10-year period. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The market approach measures the value of an entity through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying an estimated market-based enterprise value multiple to the reporting unit’s estimated revenue and EBITDA. The Company analyzes companies that perform similar services or are considered peers. Due to the fact that there are no public companies that are our direct competitors, the Company weighed the results of this approach less than the income approach.

The Company performed its annual test of impairment as of July 1, 2009 with no indication of goodwill impairment as of the test date. The decline in the Company’s operating results and related cash flow forecasts during the past year has reduced the amount by which the estimated fair value exceeds the carrying value of assets. As of the measurement date, the estimated fair value was $1.8 million above the carrying value. A more than insignificant decline in the Company’s future operating results or cash flow forecasts versus its current forecasts could potentially trigger a goodwill impairment charge in a future period. No test was performed as of December 31, 2009 as based on the Company’s current forecasts, no triggering events which would require a test were deemed to have occurred.

Long-Lived Assets — Long-lived assets are composed of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell. No triggering events were identified in 2009, 2008 or 2007.

Self-Insurance Reserves — Effective January 1, 2008, the Company self-insures costs associated with its employees, workers’ compensation claims, and general business liabilities up to certain limits via participation in GLDD’s insurance programs. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. Prior to 2008, the Company participated in the insurance programs of GLDD by paying an annual premium to GLDD, with any losses in excess of the premiums paid being absorbed by GLDD. Accordingly, any losses incurred subsequent to January 1, 2008 related to claims for events prior to that date are expensed by GLDD with no further charges to the Company.

Income Taxes — Subsequent to April 30, 2008, income or loss of the Company is included in the income tax returns of the members in proportion to their respective Class B interests. All income tax provisions relate to operations of the predecessor company, NASDI Inc., for the period from January 1, 2007 to April 30, 2008.

For periods prior to April 30, 2008, the provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Recorded deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities, given the effect of currently enacted tax laws.

Fair Value of Financial Instruments — The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments.

Comprehensive Income (Loss) — Comprehensive income (loss) is equal to net income (loss) as presented in the statement of operations.

New Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”) that amended Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The update is effective as of January 1, 2010. The update clarifies that disclosures about the valuation techniques and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. In addition, those disclosures are required for fair value measurements classified either as Level 2 or Level 3. If the valuation technique has changed, entities should disclose that change and the reason for the change. Adoption of ASU 2010-06 is not expected to have a significant impact on the financial statements of the Company.

In 2009 the FASB issued ASU 2009-17, which amended ASC Topic 810, Consolidation, and is effective as of January 1, 2010. ASU 2009-17 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special-purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The Company has evaluated the impact adoption will have on the Company’s consolidated financial position, results of operations and cash flows, and does not expect the impact to be material.

3.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2009 and 2008 are as follows:

	2009	2008
Completed contracts	$2,799	$1,897
Contracts in progress	4,558	3,279
Retainage	3,337	5,036

	10,694	10,212
Allowance for doubtful accounts	(500)	(500)

Total accounts receivable — net	$10,194	$9,712

4.	CONTRACTS IN PROGRESS

The components of contracts in progress at December 31, 2009 and 2008 are as follows:

	2009	2008
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$25,238	$45,554
Amounts billed	(23,612)	(39,091)

Costs and earnings in excess of billings for contracts in progress	1,626	6,463
Costs and earnings in excess of billings for completed contracts	363	—

Total contract revenues in excess of billings	$1,989	$6,463

Billings in excess of costs and earnings:
Amounts billed	$(13,903)	$(9,446)
Costs and earnings for contracts in progress	13,112	8,602

Total billings in excess of contract revenues	$(791)	$(844)

As of December 31, 2008, the Company had contract revenues in excess of billings of $6,463, of which $2,359 related to a single project. During 2009 approximately $166 of the amount related to this project was invoiced and collected. Work at this project site has ceased as the developer of the site has postponed completion due to financial difficulties related to that project. Accordingly, during 2009, uncertainty arose as to when, if ever, the Company would be able to resume work at this site, complete its work under the contract, and invoice the remaining contractual billings. Due to this uncertainty, the Company reduced revenue related to this project by approximately $2,500 in 2009.

5.	GOODWILL

The change in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 is as follows:

Balance - January 1, 2008	$19,650
Acquisition of NASDI noncontrolling interest	1,574

Balance - December 31, 2008	$21,224

Balance - December 31, 2009	$21,224

6.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 are as follows:

	2009	2008
Leasehold improvements	$1,740	$1,716
Furniture and fixtures	59	59
Operating equipment	15,277	13,754

Total property and equipment	17,076	15,529
Accumulated depreciation	(7,889)	(6,258)

Property and equipment — net	$9,187	$9,271

7.	INTANGIBLE ASSETS

At December 31, 2009 and 2008, the net book value of identifiable intangible assets was as follows:

As of December 31, 2009	Cost	Accumulated Amortization	Net
Customer relationships	$1,300	$1,021	$279
Backlog	158	158	—

	$1,458	$1,179	$279

As of December 31, 2008	Cost	Accumulated Amortization	Net
Customer relationships	$1,300	$871	$429
Backlog	158	158	—

	$1,458	$1,029	$429

Amortization expense related to these intangible assets is estimated to be $151 in 2010 and $30 annually from 2011 through 2014.

8.	ACCRUED LIABILITIES

Accrued liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Insurance	$1,041	$700
Payroll and employee benefits	214	2,102
Other taxes	100	—
Other	102	569

Total accrued liabilities	$1,457	$3,371

9.	INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Federal:
Current	$565	361
Deferred	(743)	128
State:
Current	359	397
Deferred	(130)	23

Total	$51	$909

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate as of December 31, 2007 as follows:

2007
Tax provision at statutory U.S. federal income tax rate	$397
State income tax-net of federal income tax benefit	100
Income tax matters related to uncertain tax positions	278
Other	134

Income tax provision	$909

The tax provision recorded for 2008 is based on the results of operations for the four-month period ended April 30, 2008, the date on which the Company was converted from a C-corporation to a limited liability company. Beginning May 1, 2008, the Company is treated as a partnership for federal and state income tax purposes; therefore, the income or loss of the limited liability company is includible in the income tax returns of the Class B members in proportion to their respective interests. Accordingly, there is no provision for income taxes in the financial statements for periods after April 30, 2008. In addition, all recorded deferred income tax balances of NASDI, Inc. were credited against income tax expense at the time of conversion to a limited liability company.

Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2008 and 2007:

	2008	2007
Unrecognized tax benefits-January 1,	$1,282	$1,062
Gross increases-current period tax positions	73	220
Gross decreases-writeoff of tax positions with conversion to limited liability corporation	(1,355)

Unrecognized tax benefits-December 31,	$—	$1,282

NASDI, Inc. filed income tax returns at the U.S. federal level and in several states. U.S. federal income tax years prior to 2005 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2005. An Internal Revenue Service examination of the tax years 2003 through 2006 was completed during 2008 with no adjustments proposed by the Service.

10.	LONG-TERM DEBT

The Company has certain equipment notes with the portion due within 12 months designated as current portion of equipment debt and the portion extending beyond one year recorded as other noncurrent liabilities. The equipment notes are collateralized by the underlying equipment to which the notes relate and carry interest rates ranging from 5.00% to 8.95%. Future cash payments on the notes are $1,200 in 2010, $243 in 2011, and $7 in 2012. Long-term debt at December 31, 2009 and 2008 is as follows:

	2009	2008
Eqiupment notes	$1,450	$2,607
Current portion of equipment debt	(1,200)	(1,553)

Total	$250	$1,054

11.	RETIREMENT PLANS

Employees of the Company are eligible to participate in GLDD’s 401(k) savings plans, including one covering nonunion salaried employees (“Salaried Plan”) and the second covering nonunion hourly employees (“Hourly Plan”). Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the

Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company’s expense for matching and discretionary profit-sharing contributions for 2009, 2008 and 2007 was $134, $437 and $382, respectively. The Company also contributes to a number of multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan’s termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits. However, since the number of Company employees participating in any given plan is generally insignificant, management does not expect that such amounts would be significant to the Company’s results of operations. Contributions to multi-employer pension plans for the years ended December 31, 2009, 2008 and 2007 were $2,120, $3,132 and $2,694, respectively.

12.	MAJOR CUSTOMERS AND CONCENTRATIONS OF RISK

For the years ended December 31, 2009, 2008 and 2007, 10%, 22% and 18%, respectively, of the Company’s revenues were derived from a single distinct customer (which was a different entity each period). At December 31, 2009 and 2008, approximately 8% and 13%, respectively, of accounts receivable, including contract revenues in excess of billings, was due on contracts with one customer.

13.	RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2009, 2008, and 2007, the Company incurred interest expense to GLDD totaling $217, $835, and $2,745, respectively. The 2007 and 2008 interest expense related primarily to debt that existed between GLDD and NASDI Inc. prior to the April 30, 2008 transactions. The majority of the intercompany debt, $27,242, was converted into equity on April 30, 2008. The remaining debt is related to periodic advances from GLDD to fund the Company’s working capital needs. The net of such amounts is shown as payables to parent in the balance sheet. The amount advanced by GLDD accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The prime rate was 3.25% at December 31, 2009 and 2008.

The Company is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on the Company’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. During 2009, 2008 and 2007, the Company incurred expense of $412, $1,673 and $2,126, respectively, related to such charges. The amount payable to affiliate relates to the intercompany transactions for subcontract work performed by an affiliate of the Company.

14.	COMMITMENTS AND CONTINGENCIES

The Company, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s senior bank credit facility and subordinated notes. At December 31, 2009 and 2008, total senior debt of GLDD was $11,000 and $41,500, respectively and letters of credit outstanding were $17,101 and $17,982, respectively. The amount of GLDD’s subordinated notes guaranteed totaled $175,000 at December 31, 2009 and 2008. The notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

Performance and/or bid bonds are occasionally required for the Company’s demolition projects. The Company obtains its performance and bid bonds through GLDD’s bonding agreement with its surety company.

The Company is a defendant in various legal proceedings. On August 26, 2009, the Company received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Attorney General is investigating illegal dumping activities at a dump site where the Company contracted to have waste materials disposed of between September 2007 and July 2008. Although the matter remains open, no lawsuit has been filed. Per the Attorney General’s request, the Company executed a tolling agreement (which allows for extending the statute of limitations) regarding the matter. Should charges be brought, the Company intends to defend itself vigorously on this matter. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company is also involved in property damage claims arising during a former project. During 2009 and early 2010, many of the claims settled; however, approximately $300 remains outstanding. The Company is covered by insurance in this matter under GLDD’s insurance programs and since the claims relate to a 2007 event, GLDD maintains all loss exposure related to this matter and the Company therefore does not believe that such matter will materially affect its financial position, results of operations or cash flows.

Future minimum operating lease payments relating to office space rental at December 31, 2009, are as follows:

Years Ending December 31
2010	$312
2011	312
2012	312
2013	312
2014	312
Thereafter	623

$2,183

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2009, 2008, and 2007 was $361, $332, and $291, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

******

YANKEE ENVIRONMENTAL SERVICES, LLC

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors

Yankee Environmental Services, LLC

We have audited the accompanying balance sheet of Yankee Environmental Services, LLC (A Limited Liability Company) as of December 31, 2009 and the related statements of operations, members’ equity and cash flows for the year then ended. These financial statements are the responsibility of the management of Yankee Environmental Services, LLC. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yankee Environmental Services, LLC as of December 31, 2009 and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

White Plains, New York December 22, 2010

YANKEE ENVIRONMENTAL SERVICES, LLC

BALANCE SHEET

DECEMBER 31, 2009

(IN THOUSANDS)

ASSETS
Current assets:
Cash	$213
Accounts receivable	1,627
Accounts receivable - affiliate	1,918
Contract revenues in excess of billings	26
Prepaid expenses and other current assets	38

Total current assets	3,822

Equipment - net	450
Goodwill	250
Intangible assets - net	398

Total	$4,920

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$395
Payable to parents	2,758
Accrued liabilities	538
Billings in excess of contract revenues	200

Total current liabilities	3,891
Commitments and contingencies
Members’ equity	1,029

Total	$4,920

See Notes to Financial Statements

YANKEE ENVIRONMENTAL SERVICES, LLC

STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009

(IN THOUSANDS)

Contract revenues	$7,760
Cost of revenues	7,472

Gross profit	288

General and administrative expenses	554
Amortization of intangible assets	481

Operating loss	(747)

Related party interest expense	(115)

Net loss	$(862)

See Notes to Financial Statements

YANKEE ENVIRONMENTAL SERVICES, LLC

STATEMENT OF MEMBERS’ EQUITY

YEAR ENDED DECEMBER 31, 2009

(IN THOUSANDS)

Balance, January 1, 2009	$—
Members’ contributions	1,891
Net loss	(862)

Balance, December 31, 2009	$1,029

See Notes to Financial Statements

YANKEE ENVIRONMENTAL SERVICES, LLC

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

(IN THOUSANDS)

Operating activities:
Net loss	$(862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755
Accrued loss on uncompleted contract	234
Changes in operating assets and liabilities:
Accounts receivable	(1,627)
Accounts receivable - affiliate	(1,918)
Contract revenues in excess of billings	(26)
Prepaid expenses and other current assets	12
Accounts payable and accrued liabilities	687
Billings in excess of contract revenues	200

Net cash used in operating activities	(2,545)

Investing activities:
Acquisition of business	(1,891)

Net cash used in investing activities	(1,891)

Financing activities:
Contributions from members	1,891
Change in payable to parents	2,758

Net cash provided by financing activities	4,649

Net increase in cash	213
Cash, beginning of year	—

Cash, end of year	$213

See Notes to Financial Statements

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS)

Note 1 - Nature of business and remaining interest acquisition:

Organization:

Yankee Environmental Services, LLC (the “Company”) was formed as a Delaware limited liability company pursuant to the Limited Liability Company Agreement dated December 22, 2008. The Company is a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials in the Boston, Massachusetts area. The Company’s principal services consist of lead paint and asbestos abatement along with demolition services to private and government entities including schools, universities, hospitals and other businesses.

The Company is owned by NASDI Holdings Corporation (“NASDI Holdings”), a wholly-owned subsidiary of Great Lakes Dredge & Dock Corporation (“GLDD”), and three individuals. NASDI Holdings is the owner of 100% of the Class A interests (voting) which represent 65% of the Company’s equity. The Class B interests (non-voting) are held by three individuals, one of which is Christopher A. Berardi, the president of NASDI Holdings, and represent 35% of the Company’s equity. The holders of the Class A and Class B interests are entitled to receive periodic distributions of profits based on available cash flows from operations on a pro rata basis in proportion to their percentage ownership interest. The member, manager or officer of the Company are not personally liable for the Company’s debt, obligations or liabilities.

Acquisition:

On January 1, 2009, the Company acquired Yankee Environmental Services, Inc. (“Yankee Inc.”), through an asset purchase agreement. Yankee Inc. was a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials. The aggregate purchase price was $1,891. The costs related to the acquisition were not material. The allocation of the purchase price and the estimated values of assets acquired at the date of acquisition are as follows:

Equipment	$725
Intangible assets	879
Goodwill	250
Other assets and liabilities	37

Total	$1,891

Note 1 - Nature of business and remaining interest acquisition (concluded):

The acquired intangible assets making up the above amount include:

	Value	Weighted Avg Life (yrs)
Customer relations	$181	7.0
Backlog	322	1.0
Non-compete	205	3.0
Trade names	88	5.0
License	40	3.0
Leases	33	1.4
Other	10	1.0

Note 2 - Summary of significant accounting policies:

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenues and cost recognitions:

The majority of the Company’s contracts for asbestos abatement services are fixed-price contracts, with others managed as time and materials. Substantially all of the Company’s contract revenues are recognized under the percentage-of-completion method, using a cost-to-cost method to measure the extent of progress towards completion. Contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon the ultimate completion of each project. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenues is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology. Such change orders are considered changes in the scope of the original projects to which they relate and the project estimates are adjusted accordingly.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and rentals) and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed.

Note 2 - Summary of significant accounting policies (continued):

Classification of current assets and liabilities:

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion, unless completion of such contracts extends significantly beyond one year.

Accounts receivable:

Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage within one year and, accordingly, presents retainage as a current asset. The Company provides an allowance for estimated uncollectible receivables when events or conditions indicate that amounts outstanding are not recoverable.

Equipment - net:

Capital additions, improvements and major renewals are classified as equipment and are carried at depreciated cost. Maintenance and repairs that do not significantly extend the useful lives of the assets or enhance the capabilities of such assets are charged to earnings as incurred. Depreciation is recorded over the estimated useful lives of three to ten years using the straight-line method and the mid-year depreciation convention.

Goodwill and intangible assets:

Goodwill represents the excess of cost over fair value. Other identifiable intangibles mainly represent developed technology and databases, customer relationships and customer contracts acquired in business combinations and are being amortized over a one to seven year period. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company performed its most recent annual test of impairment as of July 1, 2009 for goodwill with no indication of impairment as of the test date. The Company’s operating results and related cash flow forecasts during the past year has resulted in a large difference between the amount by which the estimated fair value exceeds the carrying value of assets. A more than insignificant decline in the Company’s future operating results or cash flow forecasts versus its current forecasts could potentially trigger a goodwill impairment charge in a future period. No test was performed as of December 31, 2009 as based on the Company’s current forecasts, no triggering events which would require a test were deemed to have occurred.

The Company will perform its next scheduled annual test of goodwill in the third quarter of 2010 should no triggering events occur which would require a test prior to the next annual test.

Note 2 - Summary of significant accounting policies (concluded):

Long-lived assets:

Long-lived assets are composed of equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed of, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell. No triggering events were identified in 2009.

Self-insurance reserves:

The Company self-insures costs associated with its employees, workers’ compensation claims and general business liabilities up to certain limits via participation in GLDD’s insurance programs. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves.

Income taxes:

No provision for income taxes is included in the accompanying financial statements since the Company is taxed as a partnership. Accordingly, the members report their respective share of partnership taxable income or loss in their income tax returns.

The Company adopted the new accounting for uncertainty in income taxes guidance on January 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefit at December 31, 2009. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

If necessary, the Company would recognize interest and penalties associated with tax matters as operating expenses and would include accrued interest and penalties in accounts payable and accrued expenses on the balance sheet.

Fair value:

The carrying value of accounts receivable and accounts payable approximates fair value due to the short-term maturities of these instruments.

Note 3 - Accounts receivable:

Accounts receivable consist of the following at December 31, 2009:

	Non- related Party	Related Party	Total
Contracts in progress	$1,318	$—	$1,318
Completed contracts	289	1,560	1,849
Retainage receivable	20	358	378

	1,627	1,918	3,545
Less allowance for doubtful accounts	—	—	—

Totals	$1,627	$1,918	$3,545

Note 4 - Contracts in progress:

The components of contracts in progress at December 31, 2009 are as follows:

Costs and earnings in excess of billings:

Costs and earnings for contract in progress	$26
Amounts billed	(—)

Total contract revenues in excess of billings	$26

Billings in excess of costs and earnings:

Amounts billed	$(1,353)
Costs and earnings for contract in progress	1,153

Total billings in excess of contract revenues	$(200)

Note 5 - Goodwill:

Goodwill resulted from the acquisition of Yankee Inc. in 2009. The change in the carrying amount of goodwill during the year ended December 31, 2009 is as follows:

Balance, January 1, 2009	$—
Acquisition of business	250

Balance, December 31, 2009	$250

Note 6 - Equipment - net:

Equipment –net consists of the following at December 31, 2009:

Operating equipment	$725
Less accumulated depreciation	(275)

Total	$450

Note 7 - Intangible assets:

At December 31, 2009, the net book value of identifiable assets was as follows:

	Cost	Accumulated Amortization	Net
Customer relationships	$181	$26	$155
Backlog	322	322	—
Non-compete agreement	205	68	137
Trade names	88	18	70
Other	83	47	36

Totals	$879	$481	$398

Amortization expense related to these intangible assets is estimated to be $134 in 2010, $125 in 2011, $44 in 2012, $44 in 2013 and $26 in 2014.

Note 8 - Accrued liabilities:

Accrued liabilities at December 31, 2009 are as follows:

Insurance	$270
Accrued loss on uncompleted contract	234
Payroll and employee benefits	34

Total	$538

Note 9 - Members’ equity:

The change in the members’ equity during the year ended December 31, 2009 is as follows:

	Class A	Class B	Total
Balance, January 1, 2009	$—	$—	$—
Members’ contributions	1,229	662	1,891
Net loss	(560)	(302)	(862)

Balance, December 31, 2009	$669	$360	$1,029

Note 10 - Retirement plans:

Employees of the Company are eligible to participate in GLDD’s 401(k) savings plans, including one covering nonunion salaried employees (“Salaried Plan”) and the second covering nonunion hourly employees (“Hourly Plan”). Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company’s expense for matching and discretionary profit-sharing contributions for 2009 was $4.

Note 10 - Retirement plans (concluded):

The Company also contributes to a number of multi-employer pension plans pursuant to collective bargaining agreements. Government regulations impose certain requirements relative to multi-employer plans. In the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested benefits. The Company has not received information from the plans’ administrators to determine its share of unfunded vested benefits. The Company does not anticipate withdrawal from the plans, nor is the Company aware of any expected plan terminations. Contributions to multi-employer pension plans for the year ended December 31, 2009 was $1,204.

Note 11 - Related party transactions:

For the year ended December 31, 2009, the Company incurred interest expense to GLDD totaling $115. The interest expense relates primarily to debt for periodic advances from GLDD to fund the Company’s working capital needs. The net of such amounts payable to GLDD at December 31, 2009 was $2,719. The amount advanced by GLDD accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The effective rate was 4.25% at December 31, 2009. The Company also received advances from NASDI Holdings of $39.

The Company is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on the Company’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. During 2009, the Company incurred expense of $38.

Note 12 - Commitments and contingencies:

The Company, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s senior bank credit facility and subordinated notes. At December 31, 2009, total senior debt of GLDD was $11,000 and letters of credit outstanding was $17,101 under GLDD’s credit facility. The amount of GLDD’s subordinated notes guaranteed totaled $175,000 at December 31, 2009. The notes mature on December 15, 2013 and accrue interest at the rate of 7.75% annually.

Performance and/or bid bonds are occasionally required for the Company’s demolition projects. The Company obtains its performance and bid bonds through GLDD’s bonding agreement with its surety company.

Note 12 - Commitments and contingencies (concluded):

Future minimum operating lease payments relating to office space rental at December 31, 2009 are as follows:

Year Ending
December 31, 2010	$23

Total	$23

Total rent expense under long-term operating lease arrangements for the year ended December 31, 2009 was $55. This excludes expenses for equipment and facilities rented on a short-term, as needed basis.

Note 13 - Concentration risks:

Customers:

The Company obtains its contract work primarily through a competitive bid process. This may result in the Company earning a substantial portion of its revenue from relatively few customers in any given year. During the year ended December 31, 2009, the Company earned approximately 97% of its revenue from two customers, of which 53% was derived from NASDI, LLC, an affiliate and 44% was derived from Dominion Energy. At December 31, 2009, the Company has approximately 98% of its accounts receivable balance, including contract revenues in excess of billings, due from the two major customers, of which 54% is due from NASDI, LLC, an affiliate and 44% was due from Dominion Energy.

Labor concentrations:

The Company’s direct labor is supplied primarily by unions, which have collective bargaining agreements expiring through May 31, 2012. Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which could impact the renewal of the collective bargaining agreements. At December 31, 2009, 89% of the Company’s labor force is subject to collective bargaining agreements.

Note 14 - Subsequent events:

The Company has evaluated all events or transactions that occurred after December 31, 2009 up through December 22, 2010, the date these financial statements were available for issuance.

Explanatory Note

The accompanying financial statements of Yankee’s predecessor, Yankee Liquidation Corp. (formerly known as Yankee Environmental Services, Inc., and referred to hereafter as “Seller”), as of December 31, 2008 and for the years ended December 31, 2008 and 2007 are unaudited. As a non 100%-owned subsidiary guarantor of the Company’s senior subordinated notes, Rule 3-10 of Regulation S-X requires that Yankee provide separate financial statements in accordance with Regulation S-X, including audited annual financial statements, including financial statements of the Seller for periods prior to the acquisition by Yankee (the Seller was not a guarantor of the Company’s senior subordinated notes). As the accompanying financial statements are unaudited, they are not in compliance with Rule 3-10 of Regulation S-X.

Yankee was formed for the purpose of purchasing substantially all of the assets of Seller. On January 1, 2009, Yankee acquired the assets for a purchase price of $1.9 million. Effective upon the closing of the asset purchase, Seller ceased to conduct any business. Seller’s financial statements were not audited for any period prior to January 1, 2009. Yankee believes that the completion of an audit for Seller’s 2008 and 2007 financial statements is impractical for the following reasons:

•

Yankee did not acquire Seller’s accounting books and records. At the time, the Company and Yankee considered this unnecessary due to the nature of the assets purchased, the immateriality of the acquisition, and because Yankee was required to initiate its accounting records pursuant to the purchase accounting method.

•

Yankee did not obtain the right to access Seller’s accounting books and records after the January 1, 2009 closing date. Neither Seller nor Seller’s owner has any obligation to provide Seller’s accounting books and records to Yankee.

•

Prior to the January 1, 2009 completion of the asset purchase, Seller’s business was conducted entirely by Seller and none of Yankee, the Company nor any of its subsidiaries conducted any portion thereof. Accordingly, an audit of Seller’s 2008 and 2007 financial statements would require Yankee to consider Seller’s internal control over financial reporting, none of which have been in place or operative since completion of the January 1, 2009 asset purchase transaction (i.e., for almost two years).

•

Although Seller’s owner became a Yankee employee as part of the transaction, effective January 2010, Seller’s owner resigned his employment with Yankee, relocated his residence away from the Boston area, and no longer maintains any other business relationship with Yankee.

•	Yankee does not know where Seller’s accounting books and records are located, the breadth or depth of information contained therein, or the accuracy or completeness thereof.

Yankee believes that the unaudited financial statements of Seller present fairly, in all material respects, the financial position of Seller as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Yankee Environmental Services, Inc.

Yankee Environmental Services, Inc.

BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

(unaudited and in thousands)

	Unaudited
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11	$118
Accounts receivable	1,892	1,006
Prepaid expenses and other current assets	67	76

Total current assets	1,970	1,200
PROPERTY AND EQUIPMENT - Net	387	255
TOTAL	$2,357	$1,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$445	$378
Lines of credit	250	325
Accrued liabilities	5	179
Billings in excess of contract revenues	—	11
Current maturities of long-term debt	—	125

Total current liabilities	700	1,018
LONG TERM DEBT	—	187

Total liabilities	700	1,205
COMMITMENTS AND CONTINGENCIES
Common stock—$0.00 par value; 200 issued and authorized,	—	—
Additional paid-in capital	23	23
Retained earnings	1,634	227

SHAREHOLDERS’ EQUITY	1,657	250

TOTAL	$2,357	$1,455

Yankee Environmental Services, Inc.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(unaudited and in thousands)

	Unaudited
	2008	2007
REVENUES:
Contract revenues	$14,181	$5,155
Costs of contract revenues	10,347	3,876

GROSS PROFIT	3,834	1,279
OPERATING EXPENSES:
General and administrative expenses	1,190	837

OPERATING INCOME:	2,644	442
OTHER EXPENSE:
Interest expense	(63)	(112)

INCOME BEFORE INCOME TAXES	2,581	330
INCOME TAX EXPENSE	—	1

NET INCOME	$2,581	$329

See notes to financial statements.

Yankee Environmental Services, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(unaudited and in thousands)

	Additional Paid In Capital	Retained Earnings	Total
BALANCE — January 1, 2007	$23	$(1)	$22
Net income	—	329	329
Sub S distributions	—	(101)	(101)

BALANCE — December 31, 2007	$23	$227	$250

Net income	—	2,581	2,581
Sub S distributions	—	(1,174)	(1,174)

BALANCE — December 31, 2008	$23	$1,634	$1,657

See notes to financial statements.

Yankee Environmental Services, Inc.

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(unaudited and in thousands)

	Unaudited
	2008	2007
OPERATING ACTIVITIES:
Net income	$2,581	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117	94
Changes in assets and liabilities:
Accounts receivable	(886)	381
Prepaid expenses and other current assets	9	4
Accounts payable and accrued expenses	(107)	(137)
Billings in excess of contract revenues	(11)	(274)

Net cash provided by operating activities	1,703	397
INVESTING ACTIVITIES:
Purchases of property and equipment	(248)	—

Net cash used in investing activities	(248)	—
FINANCING ACTIVITIES:
Borrowings (repayments) of lines of credit	(75)	(275)
Repayments of long-term debt	(313)	81
Distributions	(1,174)	(101)

Net cash used in financing activities	(1,562)	(295)

Net change in cash and cash equivalents	(107)	102
Cash and cash equivalents - Beginning of year	118	16

Cash and cash equivalents - End of year	$11	$118

See notes to financial statements.

YANKEE ENVIRONMENTAL SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

(Unaudited and dollars in thousands)

1.	NATURE OF BUSINESS AND REMAINING INTEREST ACQUISITION

Organization — Yankee Environmental Services, Inc (the “Company”) is a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials in the Boston area. Yankee’s principal services consist of lead paint and asbestos abatement along with demolition services to private and government entities including schools, universities, hospitals and other businesses. On January 1, 2009, the assets of the Company were acquired by Yankee Environmental Services, LLC for a purchase price of $1.9 million. Effective upon the closing of the asset purchase, the Company ceased to conduct any business

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenues and Cost Recognition on Contracts — The majority of Yankee’s contracts for asbestos abatement services are fixed-price contracts, with others managed as time and materials. Substantially all of Yankee’s contract revenues are recognized under the percentage-of-completion method, using a cost-to-cost method to measure the extent of progress toward completion. Contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each project. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to Yankee are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology. Such change orders are considered changes in the scope of the original projects to which they relate and the project estimates are adjusted accordingly.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance, and rentals), and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed.

Classification of Current Assets and Liabilities — The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion, unless completion of such contracts extends significantly beyond one year.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable — Net — Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage within one year, and accordingly presents retainage as a current asset. The Company provides an allowance for estimated uncollectible receivables when events or conditions indicate that amounts outstanding are not recoverable.

Property and Equipment — Net — Capital additions, improvements, and major renewals are classified as property and equipment and are carried at depreciated cost. Maintenance and repairs that do not significantly extend the useful lives of the assets or enhance the capabilities of such assets are charged to earnings as incurred. Depreciation is recorded over the estimated useful lives of property and equipment using the straight-line method and the mid-year depreciation convention. The estimated useful lives by class of assets are:

Class	Age (years)
Operating equipment and systems	5-7

Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell. No triggering events were identified in 2008 or 2007.

Concentration of Credit Risk — The Company grants credit to its customers. Generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in aggregate, have not exceeded management’s expectations.

Income Taxes — Effective January 1, 1991, the Company elected, by unanimous consent of its shareholders, to be taxed under provisions of Subchapter S of the Internal Revenue Code. Under such election, the Company’s federal and state taxable income or loss is passed through to the individual shareholders. However, the state of Massachusetts the state of incorporation, does impose a tangible tax on the value of inventory and net fixed assets.

3.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007 are as follows:

	2008	2007
	Unaudited
Accounts receivable	$1,354	$808
Retainage	538	198

Total accounts receivable - net	$1,892	$1,006

4.	CONTRACTS IN PROGRESS

The components of contracts in progress at December 31, 2008 and 2007 are as follows:

	2008	2007
	Unaudited
Billings in excess of costs and earnings:
Amounts billed	$—	$(416)
Costs and earnings for contracts in progress	—	405

Total billings in excess of contract revenues	$—	$(11)

5.	COMMITMENTS AND CONTINGENCIES

During 2002, the Company secured a revolving line of credit with a bank. The credit limit was $600 through April 2007. In April 2007, $200 of the line of credit was converted to a term loan creating a new limit of $400. Advances bear interest at a rate of 1.50% over the bank’s prime rate. The line of credit is secured by all business assets. The balances of the line of credit at December 31, 2008 and 2007 are as follows:

	2008	2007
	Unaudited
Line of credit	$250	$325

The Company had notes payable, which were all paid in full during 2008. The balances at December 31, 2008 and 2007 are as follows:

	2008	2007
	Unaudited
Note payable to leasing company	$—	$65
Note payable to bank	—	16
Note payable to bank	—	154
Note payable to financing company	—	104

Total long term debt		339
Less interest	—	(27)
Less current maturities	—	(125)

Net long term debt	$—	$187

* * * * * *