Form 10-K
period 2010-12-31
Great Lakes Dredge & Dock CORP
filed 2011-03-15
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $337,047,496 at June 30, 2010. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 4, 2011, 58,542,038 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2011 Annual Meeting of Stockholders.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge and Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2010, and in other securities filings by Great Lakes with the SEC.

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

The terms “we,” “our,” “ours,” “us,” “Great Lakes” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries. The term “NASDI” refers to our subsidiary NASDI, LLC and the term “Yankee” refers to our subsidiary Yankee Environmental Services, LLC.

Organization

Great Lakes is the largest provider of dredging services in the United States. The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. Great Lakes now provides dredging services in the East, West, and Gulf Coasts of the United States and worldwide. The Company also owns a majority interest in NASDI, a demolition services provider located in the Boston, Massachusetts area. The Company has a 50% interest in Amboy Aggregates, a sand mining operation in New Jersey.

On December 31, 2010 the Company acquired substantially all the assets of L.W. Matteson, Inc. (“Matteson”), a maintenance and environmental dredging and levee construction company located in Burlington, Iowa for $45 million. In addition, the seller may receive cash earnout payments for any of the calendar years 2011, 2012 and 2013 if certain criteria are met. The acquisition was funded with $37.5 million in cash and a seller note of $7.5 million. The Matteson acquisition expands the Company’s service offering into inland, river, lakes and environmental dredging and levee construction using dredged material.

The Company operates in two reporting segments: dredging and demolition. These reporting segments are the Company’s operating segments and reporting units at which the Company tests goodwill for impairment. Financial information about the Company’s reporting segments and operating revenues by geographic region is provided in Note 16, “Segment Information” in the Notes to the Consolidated Financial Statements.

Dredging Operations (approximately 89% of 2010 total revenues)

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. The Company’s “bid market” is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints. The Company has experienced an average combined bid market share in the U.S. of 39% over the past three years, including 44%, 32% and 52% of the capital, beach nourishment and maintenance sectors, respectively. These bid market shares do not reflect the activities of Matteson prior to December 31, 2010.

With its acquisition of Matteson, on January 1, 2011 the Company began to provide the following additional dredging and other services: inland lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction. In 2010, Matteson’s revenues were $37.2 million.

In addition, the Company is the only U.S. dredging service provider with significant international operations. Over the last three years, foreign dredging operations accounted for an average of 23% of the Company’s dredging revenues.

Domestic Dredging Operations

Over its 120-year history, the Company has grown to be a leader in capital, beach nourishment and maintenance dredging in the U.S.

Capital (approximately 49% of 2010 dredging revenues).    Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Maintenance (approximately 20% of 2010 dredging revenues).    Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Beach Nourishment (approximately 17% of 2010 dredging revenues).    Beach nourishment projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, beach nourishment projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities.

Domestic Rivers and Lakes Dredging and Related Operations (operations commenced on January 1, 2011)

Domestic rivers and lakes dredging and related operations typically consist of inland lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. With the completion of the Matteson acquisition, commencing January 1, 2011 the Company is able to target and perform additional projects along U.S. inland waterways, which includes rivers and lakes. Establishing a presence in these markets enables the Company to bid for and take advantage of opportunities that were previously generally outside of its operating scope. In recent years, Matteson worked on projects along the Mississippi river basin and in several states, including Alabama, Arizona, Arkansas, Florida, Illinois, Iowa, Louisiana, Mississippi, Missouri, Minnesota, Nebraska, Oklahoma, South Dakota, Tennessee and Texas. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce the Company’s ability to operate and transport its equipment in the relevant geographies.

Foreign Dredging Operations (approximately 14% of 2010 dredging revenues)

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base. Over the last ten years, the Company has performed dredging work in the Middle East, Africa, India, the Caribbean and Central America. Most recently, the

Company has focused its efforts on opportunities in the Middle East and has moved a vessel into the Brazil market.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its dredging services:

•

Deep port capital projects.  Most U.S. ports have continual expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, is undergoing significant change as a result of the Panama Canal expansion. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently cannot use many U.S. ports. This is expected to put more pressure on U.S. ports to deepen in order to remain competitive. In addition, the Ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. The Company believes that port deepening and expansion work authorized under current and future Water Resources Development Act (“WRDA”) legislation will provide significant opportunities for the domestic dredging industry in the future. The annual bid market for deep port capital dredging over the last three years averaged $148 million.

•

Required maintenance of U.S. ports.  The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The U.S. Army Corps of Engineers (the “Corps”) is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The Corps had expressed great concern over the level at which it has been able to maintain the U.S. ports and noted that, due to the insufficiency of funding, channel maintenance on average is significantly less than authorized by Congress. The maritime industry, including the ports, continues to advocate for Congressional efforts to ensure that a fully funded, recurring maintenance program is in place. On January 5, 2011, the Realize America’s Maritime Promise Act was introduced in the U.S. House of Representatives and on February 17, 2011, the Harbor Maintenance Act of 2011 was introduced in the U.S. Senate. The two bills are substantially similar and provide that all resources of the Harbor Maintenance Trust Fund may be used only for harbor maintenance programs. If enacted, the Company anticipates that this legislation would increase the Corps’ annual budget by approximately $500 million, with the majority of such amount likely to be allocated for maintenance dredging. The annual bid market for maintenance dredging over the last three years averaged $478 million.

•

Substantial need for beach nourishment.  Beach erosion is a continuous problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beach front assets. Over the past few years, both the federal government and state and local entities have funded beach work. The annual bid market for beach nourishment over the last three years averaged $127 million.

•

Need to maintain safe navigability of the U.S. river system.  Approximately 624 million tons of cargo are transported via inland waterways each year. As transportation by barge requires less energy, and therefore less cost, to move cargo than transportation by airplane, railcar or truck, many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways.

•

Additional significant long-term opportunities.  Other capital projects make consistent contributions to the Company’s annual revenues. These include dredging related to the development of private port facilities and coastal restoration. The Company anticipates that projects to repair the erosion of wetlands and coastal marshes, particularly those in Louisiana, will result in significant capital dredging opportunities. Therefore, it is likely that this work, as well as other port development, will provide supplemental opportunities to the market. On October 6, 2010, President Obama signed an executive order establishing the Gulf Coast Restoration Task Force. The Company believes that this emphasis on Gulf Coast restoration, including the Corps’ Mississippi Coastal Improvement Program, will provide additional growth opportunities within the domestic dredging market. In addition, levee construction and environmental dredging opportunities will be open to Great Lakes through the Matteson Acquisition.

•

Middle East market.  In recent years, the Middle East has been one of the most dynamic markets for dredging services in the world. With the substantial income from oil revenues and real estate expansion, these countries have been undergoing extensive infrastructure expansion. While the worldwide economic slowdown has resulted in reduced activity levels, the Company believes that the demand for infrastructure development will resume and present attractive future opportunities that suit the Company’s equipment in the region.

Demolition Operations (approximately 11% of 2010 total revenues)

NASDI is a major U.S. provider of commercial and industrial demolition services. The majority of NASDI’s work is performed in the New England area, although NASDI recently has expanded into the New York area and marine demolition markets, specifically, bridge demolition. NASDI’s core business is exterior and interior demolition. Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building. Other business activities include site development, and since the acquisition of a majority interest in Yankee Environmental Services, LLC, or “Yankee”, on January 1, 2009, the removal of asbestos and other hazardous materials. Yankee does not take legal title to hazardous materials, which remains the property of the site owner. NASDI, whose corporate predecessor was founded in 1976, typically performs numerous small projects (each generating revenue of $0.1 million to $1.0 million) but NASDI is one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.

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

Joint Venture—Amboy Aggregates

The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates, or Amboy. Amboy was formed in December 1984 to mine sand from the entrance channel to New York Harbor to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy also imports stone from Nova Scotia and distributes it throughout the New York area. Prior to April 2010 this business activity to import and distribute stone was conducted via joint venture. In April 2010, Amboy purchased the other party’s interest in this joint venture. The Company’s dredging expertise and its partner’s knowledge of the aggregate market form the basis for the joint venture. The Company’s investment in Amboy is accounted for using the equity method.

Amboy is one of the only East Coast aggregate producers to mine sand from the ocean floor. Amboy has a specially designed dredge for sand mining, de-watering and dry delivery. No other vessel of this type operates in the U.S. Amboy’s ocean-based supply of sand provides a long-term competitive advantage in the Northeast as land-based sand deposits are depleted or rendered less cost competitive by escalating land values. Mining operations are performed pursuant to permits granted to Amboy by the federal government and the states of New York and New Jersey.

Customers

Dredging

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2010, approximately 54% of the Company’s dredging revenues were generated from approximately 47 different contracts with federal agencies or third parties operating under contracts with federal agencies.

Foreign governments requiring infrastructure development are the primary dredging customers in international markets. Approximately 9% of the Company’s 2010 dredging revenues were earned from contracts with the government of Bahrain or entities supported by the government of Bahrain.

Demolition

Demolition customers include general contractors, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies. This segment benefits from key relationships with certain customers in the general contracting and public infrastructure industries. The majority of the segment’s demolition services are concentrated in New England, however approximately 30% of the segment’s backlog consists of a single bridge demolition project in Louisiana. In 2010, one of NASDI’s customers was responsible for approximately 20% of NASDI’s annual revenues; however, the loss of this customer would not have a material adverse effect on Great Lakes and its subsidiaries taken as a whole.

Bidding Process

Dredging

Most of the Company’s dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The types of equipment required to perform the specified service and the estimated project duration affect the cost of performing the contract and the price that dredging contractors will bid.

For contracts under its jurisdiction, the Corps typically prepares a fair and reasonable cost estimate based on the specifications of the project. To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project as well as the ability to obtain a surety bid bond) and submit the lowest responsive bid that does not exceed 125% of the Corps’ original estimate. Contracts for state and local governments are generally awarded to the lowest qualified bidder. Contracts for private customers are awarded based on the contractor’s experience, equipment and schedule, as well as price. While substantially all of the Company’s dredging contracts are competitively bid, some government contracts are awarded through a sole source procurement process involving negotiation between the contractor and the government, while other projects are bid by the Corps through a “request for proposal” process. The request for proposal process benefits both Great Lakes and its customers as customers can award contracts based on factors beyond price, including experience and skill.

Demolition

The demolition segment negotiates the majority of its demolition contracts and the remainder of its contracts are competitively bid. This segment frequently receives revenues from change orders on existing contracts. NASDI has established a network of local contacts with developers and prime contractors that act as referral sources and enable NASDI to procure demolition jobs on a sole-source basis. When the demolition segment bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds a reasonable margin. While there are numerous competitors in the demolition services market, NASDI benefits from its relationships and reputation. Therefore, there are occasions where NASDI is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

Bonding and Foreign Project Guarantees

Dredging

For most domestic projects and some foreign projects, dredging service providers are required to obtain three types of bonds: bid bonds, performance bonds and payment bonds. These bonds are typically provided by large insurance companies. A bid bond is required to serve as a guarantee that if a service provider’s bid is chosen, the service provider will sign the contract. The amount of the bond is typically 20% of the service provider’s bid, up to a maximum bond of $3.0 million. After a contract is signed, the bid bond is replaced by a performance bond, the purpose of which is to guarantee that the job will be completed. If the service provider fails to complete a job, the bonding company would be required to complete the job and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the service provider for any costs incurred in excess of the contract price. A service provider’s ability to obtain performance bonds with respect to a particular contract depends upon the size of the contract, as well as the size of the service provider and its financial position. A payment bond is required to protect the service provider’s suppliers and subcontractors in the event that the service provider cannot make timely payments. Payment bonds are generally written at 100% of the contract value.

Great Lakes’ projects that require a surety guarantee are currently bonded by Travelers Casualty and Surety Company of America (“Travelers”). Great Lakes has never experienced difficulty in obtaining bonding for any of its projects; and Great Lakes has never failed to complete a project in its 120 year history. Travelers has been granted a security interest in a substantial portion of the Company’s operating equipment as collateral for the Company’s obligations to Travelers under its bonding agreement.

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

Demolition

The demolition segment contracts with both private, non-government customers and governmental entities. In general, it is not required to secure bonding for projects with non-governmental customers but is required to secure bonding for projects with governmental entities. When the demolition segment does have bonding requirements, the bonds are also provided by Travelers.

Competition

Dredging

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging, most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore, do not generally compete with Great Lakes. Competition is determined by the size and complexity of the job; equipment, bonding and certification requirements; and government regulations. Great Lakes and three other companies comprised approximately 78% of the Company’s defined bid market over the last three years. The Company’s defined bid market excludes work in the geographic areas served by Matteson. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906, or “Dredging Act”, and Section 27 of the Merchant Marine Act of 1920, or “Jones Act”, provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations”.

A foreign competitor owns a single hopper dredge that is grandfathered in under the Jones Act and is able to work in the U.S. market through the end of 2022. The dredge has been working outside the U.S for several years. This vessel briefly returned to the market in 2010, but was then taken overseas for repairs. It is unclear whether or not this vessel will return to the U.S. market in the future.

Matteson competes with several competitors in the domestic rivers and lakes market. Competition is determined primarily based on the basis of geographic reach, project execution capability and price.

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

Equipment

Dredging

Great Lakes’ fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S. The Company acquired nine hydraulic dredges and other support equipment as part of the Matteson acquisition. The Company operates three principal types of dredging equipment: hopper dredges, hydraulic dredges and mechanical dredges.

Hopper Dredges.    Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another. Hopper dredges primarily work on beach and maintenance projects.

Hydraulic Dredges.    Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the channel or ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain dredged materials can be directly pumped as far as seven miles with the aid of a booster pump. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines and the placement of the dredged material. Great Lakes operates the only two large electric hydraulic dredges in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California and Houston. Unlike hopper dredges, relocating hydraulic dredges and all their ancillary equipment requires specialized vessels and additional time and their operations can be impacted by ship traffic and rough waters. All nine of the dredges acquired as part of the Matteson acquisition are hydraulic cutter dredges. These dredges are generally smaller than the 11 other hydraulic dredges owned by the Company. For example, the hydraulic dredges acquired from Matteson use pipe sizes ranging from 10” to 22” and operate at between 365 and 3,200 total horsepower, while the Company’s other hydraulic dredges use pipe sizes ranging from 18” to 36” and operate at between 1,900 and 20,300 total horsepower. In addition, many of the dredges acquired from Matteson are portable by truck to project sites.

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

In addition, the Company has numerous pieces of smaller equipment that support its dredging operations. Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with a smaller number of vessels on the West Coast, and to a greater extent subsequent to the Matteson acquisition, on inland rivers and lakes. The mobility of the fleet enables the Company to move equipment in response to changes in demand. Great Lakes’ fleet also includes vessels currently positioned in the Middle East. The Company currently estimates the replacement cost of its entire fleet to be in excess of $1.5 billion.

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

Demolition

The demolition segment owns and operates specialized demolition equipment, including a fleet of excavators equipped with shears, pulverizers, processors, grapples, and hydraulic hammers that provide high-capacity processing of construction and demolition debris for recycling, reclamation and disposal. NASDI also owns and maintains a large number of skid-steer loaders, heavy-duty large-capacity loaders, cranes, recycling crushers, off-highway hauling units and a fleet of tractor-trailers for transporting equipment and materials to and from job sites. NASDI rents additional equipment on a project-by-project basis, which allows NASDI flexibility to adjust costs to the level of project activity.

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

Seasonality

Seasonality does not generally have a significant impact on the Company’s dredging operations. However, most East Coast beach nourishment projects are limited by environmental windows that require work to be performed in winter months to protect wildlife habitats. The Company can mitigate the impact of these environmental restrictions to a certain extent because the Company has the flexibility to reposition its equipment to project sites, if available, that are not limited by these restrictions. In addition, rivers and lakes in the northern U.S. freeze during the winter, significantly reducing the Company’s ability to operate and transport its equipment in the relevant geographies. Fish spawning and flooding can effect dredging operations as well.

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

Global warming and climate change may cause weather that is more difficult to predict, however there has been controversy over whether climate changes have occured. Weather is difficult to predict but historical records exist for only the last 100-125 years. Changes in weather patterns may cause a deviation from project weather allowances on a more frequent basis and consequently increase or decrease gross profit margin, as applicable, on a project-by-project basis. In a typical year, the Company works on many projects in multiple geographic locations and experiences both positive and negative deviations from project weather allowances. Accordingly, it is unlikely that climate change will have a material adverse effect on the Company’s results of operations.

Backlog

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. In addition, a significant amount of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty, subject to the Company’s right, in some cases, to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. The components of the Company’s backlog and other related information are addressed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bidding Activity and Backlog.”

Employees

Dredging

During 2010, the Company employed an average of 385 full-time salaried personnel in the U.S. In addition, the Company employs U.S. hourly personnel, most of who are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2010, the Company employed a daily average of 558 hourly personnel to meet domestic project requirements.

During 2010, Matteson employed an average of ten full-time salaried personnel in the U.S., substantially all of whom became employees of the Company. In addition, Matteson employed hourly personnel, most of who are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2010, Matteson employed a daily average of 70 hourly personnel to meet project requirements.

In addition, in December 2010, the Company employed approximately 28 expatriates, 31 foreign nationals and 92 local staff to manage and administer its Middle East operations. During 2010, the Company also employed a daily average of 266 hourly personnel to meet project requirements in the Middle East.

Demolition

At December 31, 2010, the demolition segment employed approximately 51 full-time salaried administrative employees, in addition to an average of 230 hourly employees pursuant to four union agreements. The hourly employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

Safety

Safety of its employees is one of the highest priorities of Great Lakes. The Company promotes a safety culture committed to training, awareness and mutual responsibility for the wellbeing of workers. Accident prevention, safety and environmental protection have top priority in the Company’s business planning, in the overall conduct of its business, and in the operation and maintenance of its vessels and facilities.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, four primary agreements apply to approximately 65% of such employees. The Company’s three contracts with Local 25 Operators Union for the northern, southern and Gulf regions, representing approximately 43% of its unionized workforce, are set to expire in October 2012. The Company’s collective bargaining agreement with Seafarers International Union expires in February 2012. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Environmental Matters

The Company’s operations, facilities and vessels are subject to various environmental laws and regulations related to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of wastes and materials; air emissions; and remediation of contaminated soil, sediments, surface water and groundwater. The Company is also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay appropriation and/or performance of particular projects and increase related project costs. Non-compliance can also result in fines, penalties and claims by third parties seeking damages for alleged personal injury, as well as damages to property and natural resources.

Certain environmental laws such as the US Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Oil Pollution Act of 1990 impose strict and, under some circumstances joint and several, liability on owners and operators of facilities and vessels for investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. The Company’s past and ongoing operations involve the use and from time to time the release or discharge of regulated materials which could result in liability under these and other environmental laws. The Company has remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if for example third party claims arise or new conditions are discovered.

The Company’s projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other regulated materials. Various laws strictly regulate the removal, treatment and transportation of hazardous water and other regulated materials and impose liability for human health effects and environmental contamination caused by these materials. The Company’s demolition business, for example, requires it to transport and dispose of hazardous substances and other wastes, such as asbestos. The Company takes steps to limit our potential liability by hiring qualified asbestos abatement subcontractors from time to time to remove such materials from our projects and some project contracts require the client to retain liability for hazardous waste generation.

Based on the Company’s experience and available information, the Company believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on the Company’s business, financial condition or results of operations. However, the Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be enforced, administered or interpreted, or the amount of future expenditures that may be required to comply with these environmental or health and safety laws or regulations or to respond to newly discovered conditions, such as future cleanup matters or other environmental claims.

Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Jonathan W. Berger	51	Chief Executive Officer and Director
Bruce J. Biemeck	60	President, Chief Financial Officer, Treasurer and Director
David E. Simonelli	53	President of Dredging Operations
Kyle D. Johnson	48	Senior Vice President—Chief Contract Manager
John F. Karas	49	Senior Vice President—Chief Estimator

The annual appointment of each executive officer expires in May 2011.

Jonathan W. Berger, Chief Executive Officer

Mr. Berger was named Chief Executive Officer in September 2010. Mr. Berger was a Partner in KPMG's Corporate Finance practice from 1991 thru 1999 and was a Managing Director and Co-head of Navigant Consulting, Inc.’s Corporate Finance practice from 2001 to 2009. Currently, Mr. Berger is a Director and Chair of the Audit and Compensation Committees of Boise, Inc. He is a Certified Public Accountant and holds an MBA from Emory University.

Bruce J Biemeck, President, Chief Financial Officer and Treasurer

Mr. Biemeck was named President and Chief Financial Officer in September 2010. Mr. Biemeck has deep institutional knowledge of Great Lakes' business, having served as the Company's Senior Vice President, Chief Financial Officer and Treasurer from 1991 to 1999. From April 1999 to September 2010, Mr. Biemeck was a private real estate investor and developer and acted as an independent consultant. He received a B.S. from St. Louis University and an M.B.A. from the University of Chicago. He is a Certified Public Accountant.

David E. Simonelli, President of Dredging Operations

Mr. Simonelli was named President of Dredging Operations in April 2010. Mr. Simonelli is responsible for the Operations Support Group which includes estimating, engineering, operations, plant and equipment and foreign operations. He was named a Vice President of the Company in 2002 and Special Projects Manager in 1996. He joined the Company in 1978 as a Field Engineer. Mr. Simonelli earned a BS in Civil and Environmental Engineering from the University of Rhode Island. He is a member of the Hydrographic Society, the American Society of Civil Engineers and the Western Dredging Association.

Kyle D. Johnson, Senior Vice President—Chief Contract Manager

Mr. Johnson was named Senior Vice President in February 2009 and has been Chief Contract Manager of the Company since 2006. He joined the Company in 1983 as a Mechanical Engineer and has since held positions of increasing responsibility in domestic and international engineering and operations, including Area Engineer, Special Projects Manager and Manager of Production Engineering. Mr. Johnson was named Vice President in 2002. Mr. Johnson earned a BS in Engineering from Purdue University and an MS in Construction Engineering & Management from Stanford University.

John F. Karas, Senior Vice President—Chief Estimator

Mr. Karas was named Senior Vice President in February 2009 and has been Chief Estimator since 1992. He joined the Company in 1983 as Project Engineer in the Hopper Division. Mr. Karas earned a Bachelor’s degree in Finance from University of Notre Dame. He is a member of the Western Dredging Association.

ITEM 1A.	Risk Factors

We depend on our ability to continue to obtain federal government dredging contracts, and are therefore impacted by the amount of government funding for dredging projects. A reduction in government funding for dredging contracts can reduce our revenues and profits.

A substantial portion of our revenue is derived from federal government dredging contracts. Revenues related to contracts with federal agencies or companies operating under contracts with federal agencies and its percentage as a total of dredging revenue for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Federal government dredging revenue (in US$1,000)	$367,320	$347,923	$285,183
Percent of dredging revenue from federal government	60%	61%	59%

Amounts spent by the federal government on dredging are subject to the budgetary and legislative processes. Accordingly, there can be no assurance that the federal government will allocate any particular amount or level of funds to be spent on dredging for any specified period. In addition, federal government contracts can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Accordingly, there can be no assurance that the federal government will not cancel any federal government contracts that have been or are awarded to us. Therefore, a reduction in government funding for dredging contracts can materially reduce our revenues and profits.

Most of our dredging contracts are fixed-price contracts pursuant to which we charge a fixed price per unit of material dredged. If we are unable to accurately estimate our costs to complete our projects, our profitability could suffer.

Most dredging contracts are fixed-price contracts where the customer pays a fixed price per unit (e.g., cubic yard) of material dredged. Fixed-price dredging contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that sometimes occur over the contract period. One of the more significant factors that can adversely effect the profitability of a dredging project is inclement or hazardous weather conditions that exceed our estimates. Such an event can result in substantial delays in performance time and cause additional contract expenses. In addition, most of our demolition contracts are fixed-price contracts where the customer pays a fixed price for our performance under the contract. Fixed-price demolition contracts carry similar risks to our fixed-price dredging contracts. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

Our quarterly operating results may vary significantly.

Our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future. You should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. Our operating results could vary greatly from quarter to quarter due to factors such as:

•	inclement or hazardous weather conditions that may result in underestimated delays in dredging and additional contract expenses;

•	unplanned equipment downtime;

•	environmental restrictions requiring that certain projects be performed in winter months to protect wildlife habitats; and

•	equipment mobilization to and from projects.

If our results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, our stock price could suffer or be negatively impacted. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Primary Factors that Determine Operating Profitability.”

Our use of the percentage-of-completion method of accounting could result in a change in previously recorded revenue and profit.

We recognize contract revenue using the percentage-of-completion method. The majority of our work is performed on a fixed-price basis. Contract revenue is accrued based on engineering estimates for the physical percent complete for dredging and estimates of remaining costs to complete for demolition. We use accounting principles generally accepted in the United States for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and change order/claim recognition. Percentage-of-completion accounting relies on the use of estimates in the process of determining income earned. The cumulative impact of revisions to estimates is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

We are subject to risks related to our international dredging operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Foreign revenue (in US $1,000)	$82,898	$134,123	$172,345
Percent of dredging revenue from foreign countries	14%	23%	36%

International operations subject us to additional potential risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•	reduced Middle Eastern demand as a result of fluctuations in the price of oil, the primary export in the Middle East;

•	restrictions on repatriating foreign profits back to the United States;

•	requirements of foreign laws, policies and regulations;

•	difficulties in staffing and managing international operations without additional expense;

•	taxation issues;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	compliance with the U.S. Foreign Corrupt Practices Act;

•	difficulty in enforcing our contractual rights;

•	currency fluctuations; and

•	under insured political, cultural and economic uncertainties, including acts of terrorism and civil unrest.

One customer currently accounts for a significant portion of our international revenue.

Revenue from contracts with the government of Bahrain and entities with which it does business and its percentage to total foreign dredging revenue for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Bahrain government dredging revenue (in US$ 1,000)	$55,399	$126,026	$161,254
Percent of foreign dredging revenue from the Bahrain government	67%	94%	94%

Revenue from foreign projects over the last three years has been concentrated in Bahrain and primarily with the government of Bahrain. The contraction in the Middle East real estate market has slowed the rate of the region’s infrastructure development. If the government of Bahrain further curtails its infrastructure investment or diversifies its use of dredging vendors, our revenue from this customer could decline further.

In February and March 2011, Bahrain experienced civil unrest that could result in governmental instability. In response thereto, the government of Bahrain has instituted several measures, including a national curfew, that have impacted our ability to execute on projects in Bahrain. It is uncertain whether this civil unrest will continue, whether the current protests and other activities will lead to any meaningful government changes, and what additional restrictions, if any, the Bahrain government will establish. If the government changes, these measures are sustained, or additional restrictions are established, our Bahrain dredging operations, including the value of our assets related to such operations, may be adversely affected. In addition, it is uncertain if current events in Bahrain will alter the government’s plans for infrastructure investment.

There are integration and consolidation risks associated with the Matteson acquisition. Future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

On December 31, 2010, we acquired Matteson. As part of our growth strategy, we may acquire additional companies that expand, complement, or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding possible acquisitions. The Matteson acquisition and future acquisitions may expose us to operational challenges and risks, including risks associated with entering new markets, diversion of management’s attention from our existing business, failure to retain key personnel or customers of any acquired business, assumption of unknown liabilities of the acquired business for which there are inadequate reserves and potential impairment of acquired intangible assets. In addition, we may not have the appropriate management, financial or other resources needed to integrate any businesses that we acquire. Any future acquisitions may result in significant transaction expenses and unexpected liabilities.

The amount of our estimated backlog is subject to change and not necessarily indicative of future revenues.

Our contract backlog represents our estimate of the revenues that we will realize under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our dredging backlog from federal government contracts as of December 31, 2010, 2009, and 2008 and the percentage of those contracts to total backlog as of the same date. The amount of our federal government dredging backlog at December 31, 2010 includes amounts acquired in connection with the Matteson acquisition.

	Year Ended December 31,
	2010	2009	2008
Federal government dredging backlog (in US $1,000)	$141,411	$309,571	$180,002
Percent of dredging backlog from federal government	55%	85%	50%

If we fail to comply with government contracting regulations, our revenue could suffer.

Our contracts with federal, state and local governmental customers are subject to various procurement regulations and other contract provisions. Serious violations of government contracting regulations could result in the imposition of civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines and suspension from future government contracting. If we are suspended from government work for any reason, we could suffer a material reduction in revenue and cash flows.

In addition, we may be subject to litigation brought by private individuals on behalf of the government relating to our government contracts, referred to in this annual report as “qui tam”, which could include claims for up to treble damages. Qui tam actions are sealed by the court at the time of filing. The only parties privy to the information in the complaint are the complainant, the U.S. government and the court. Therefore, it is possible that qui tam actions have been filed against us and that we are not aware of such actions or have been ordered by the court not to discuss them until the seal is lifted. Thus, it is possible that we are subject to liability exposure for qui tam actions.

We have indebtedness, which makes us more vulnerable to adverse economic and competitive conditions.

As of December 31, 2010, we had indebtedness of $182.5 million consisting of $175 million of senior subordinated notes and a $7.5 million note issued as part of the Matteson acquisition. In January 2011, we refinanced our senior subordinated notes with the issuance of $250 million senior unsecured notes. In addition, we have the ability to borrow up to $145 million under our revolving credit facility. Our debt could:

•

require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, pay dividends and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industries;

•	affects our competitiveness compared to our less leveraged competitors;

•	increase our exposure to both general and industry-specific adverse economic conditions; and

•	limit, among other things, our ability to borrow additional funds.

If we are unable, in the future, to obtain bonding or letters of credit for our dredging contracts, our ability to obtain future dredging contracts will be limited, thereby adversely affecting our business.

We, like all dredging service providers, are generally required to post bonds in connection with our domestic dredging contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into a bonding agreement with Travelers, pursuant to which Travelers acts as surety, issues bid bonds, performance bonds and payment bonds, and provides guarantees required by us in the day-to-day operations of our dredging business. However, under certain circumstances as specified in the agreement, Travelers is not obligated under the bonding agreement to issue future bonds for us. With respect to our foreign dredging business, we generally obtain letters of credit under our senior credit facility and a separate facility which is supported by Ex-Im under Ex-Im’s Working Capital Guarantee Program. However, the amount of letters of credit under these facilities is limited. In addition, access to our senior credit facility and the Ex-Im facility may be limited by failure to meet certain financial requirements or other defined requirements. If we are unable to obtain bonds or letters of credit, our ability to take on future work would be severely limited.

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

In the past, interest groups have unsuccessfully lobbied Congress to modify or repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act. We believe that continued efforts may be made to modify or repeal the Jones Act or other federal laws currently benefiting U.S. flag vessels. If these efforts are ever successful, it could result in significantly increased competition and have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

The average age of our more significant vessels as of December 31, 2010, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	20	34
Hopper Dredges	10	29
Mechanical Dredges	5	35
Unloaders	2	33
Drillboats	2	20
Material and Other Barges	150	31

Total	189	31

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

In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require us, along with others in our industry, to make additional expenditures. For example, if the U.S. Coast Guard enacts new standards, we may be required to make significant expenditures for alterations or the addition of new equipment. In order to satisfy any such requirement, we may need to take our vessels out of service for extended periods of time, with corresponding losses of revenues.

Environmental regulations could force us to incur capital and operational costs.

Our industry, and more specifically, our operations, facilities and vessels, are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of wastes and other regulated materials; air emissions; and remediation of contaminated soil, sediments, surface water and groundwater. We, and others who participate in the marine industry, are also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay permitting and/or performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on our results of operations or cash flows. Non-compliance can also result in fines, penalties and claims by third parties seeking damages for alleged personal injury, as well as damages to property and natural resources.

Certain environmental laws such as the US Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Oil Pollution Act of 1990 impose strict and, under some circumstances joint and several, liability on owners and operators of facilities and vessels for investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. Our past and ongoing operations involve the use and from time to time the release or discharge of regulated materials which could result in liability under these and other environmental laws. We have remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

Our projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other regulated materials. Various laws strictly regulate the removal, treatment and transportation of hazardous waste and other regulated materials and impose liability for human health effects and environmental contamination caused by these materials. Our demolition business, for example, requires us to transport and dispose of hazardous substances and other wastes, such as asbestos. Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages, which may be material. The failure of certain contractual protections, including any indemnification from our customers or subcontractors, to protect us from incurring such liability could have a material adverse effect on our business, operating results, cash flows or financial condition.

Environmental requirements have generally become more stringent over time, for example in the areas of air emissions controls for vessels and ballast treatment and handling. New or stricter enforcement of existing laws, the discovery of currently unknown conditions or accidental discharges of regulated materials in the future could cause us to incur additional costs for environmental matters which might be significant.

We may be affected by market or regulatory responses to climate change.

Increased concern about the potential impact of greenhouse gases (GHG) such as carbon dioxide resulting from combustion of fossil fuels on climate change has resulted in efforts to regulate their emission. For example, there is a growing consensus that new and additional regulations concerning GHG emissions including “cap and trade” legislation may be enacted, which could result in increased compliance costs for us. Legislation, international protocols, regulation or other restrictions on GHG emissions could also affect our customers. Such legislation or restrictions could increase the costs of projects for our customers or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. Additionally, in our normal course of operations, we use a significant amount of fossil fuels. The costs of controlling our GHG emissions or obtaining required emissions allowances in response to any regulatory change could increase materially.

Our business could suffer in the event of a work stoppage by our unionized labor force.

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. Specifically, four primary agreements apply to approximately 65% of these employees. Our three contracts with Local 25 Operators Union for the northern, southern and gulf regions, representing approximately 43% of our unionized workforce, are set to expire in October 2012. Our agreement with Seafarers International Union expires in February 2012. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

Our employees are covered by federal laws that may provide seagoing employees remedies for job-related claims in addition to those provided by state laws.

Substantially all of our seagoing employees are covered by provisions of the Jones Act and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal or state courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes with respect to our seagoing employees, we have greater exposure for claims made by these employees as compared to industries whose employees are not covered by these provisions.

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

Our demolition business includes key customer relationships and our reputation in the Massachusetts construction market, both of which have been developed and maintained primarily by our demolition employees. Loss of any of these elements could materially reduce our demolition revenues and profits.

Demolition contracts are entered into on a project by project basis, so we do not have continuing contractual commitments with our demolition customers beyond the terms of the current contract. We benefit from key relationships with certain general and construction contractors in the Massachusetts market. We also benefit from our reputation in the Massachusetts market developed over years of successfully performing on projects. Both of these aspects of the business were developed and are maintained primarily by the officers of NASDI’s parent company. The inability to maintain relationships with these customers or obtain new customers based on NASDI’s reputation could reduce the revenue and profitability from demolition contracts. Our inability to retain certain executives could have a material adverse affect on our demolition segment’s current customer relationships and reputation.

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

Our ability to pay dividends is restricted by the agreements governing our debt, including our senior credit agreement, our bonding agreements and the indenture governing our senior unsecured notes. In addition, under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the Delaware General Corporation Law, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

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

The price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	changes in market conditions;

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	changes in the economy and the financial markets;

•	departures of key personnel;

•	changes in governmental regulations; and

•	geopolitical conditions, such as acts or threats of terrorism, political instability, civil unrest or military conflicts.

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

Adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.

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

We enter into interest rate swap agreements to manage the interest rate paid with respect to our fixed rate indebtedness and heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts. The United States

Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). The Financial Reform Act provides for new statutory and regulatory requirements for derivative transactions, including foreign currency hedging transactions. The Financial Reform Act requires the Commodities Futures and Trading Commission to promulgate rules relating to the Financial Reform Act. When the rules relating to the Financial Reform Act are established, we will assess the effect, if any, they will have on us. The rules adopted by the Commodities Futures and Trading Commission may in the future significantly reduce our ability to execute strategic hedges to manage our interest expense and reduce our fuel commodity uncertainty and thus protect cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Financial Reform Act’s new requirements, and the costs of their compliance will likely be passed on to customers such as ourselves, thus potentially decreasing the benefits to us of swap and hedging transactions and potentially reducing our profitability.

The current weakness in the economic environment and other factors could lead to our goodwill and other intangible assets becoming impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets have been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported net income and our stock price. We test goodwill annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or our stock price falling below our net book value per share for a sustained period could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would be required to record a non-cash charge against earnings, which, in turn, could have a material adverse affect on our reported net income and the book value of our stockholders’ equity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns or leases the properties described below. The Company believes that its existing facilities are adequate for its operations.

Dredging

The Company’s headquarters are located at 2122 York Road, Oak Brook, Illinois 60523, with approximately 50,000 square feet of office space that it leases with a term expiring in 2019. As of December 31, 2010 the Company owns or leases the following additional facilities:

Location	Type of Facility	Size		Leased or Owned
Staten Island, New York	Yard	4.4	Acres	Owned
Morgan City, Louisiana	Yard	6.4	Acres	Owned
Channelview, Texas	Office/Yard	21.0	Acres	Owned
Baltimore, Maryland	Yard	4.2	Acres	Leased
Green Cove Springs, Florida	Yard	8.5	Acres	Leased
Norfolk, Virginia	Yard	5.0	Acres	Leased
Burlington, Iowa*	Office	10,000	Square feet	Leased
Burlington, Iowa*	Storage	4,000	Square feet	Leased
Des Moines County, Iowa	Yard	27.4	Acres	Leased
Little Rock, Arkansas	Yard	7.0	Acres	Leased

*	These facilities are leased from L.W. Matteson, Inc., which is owned by members of the Matteson family, pursuant to a lease that expires in 2011 and is renewable on a year-to-year basis thereafter. See Note 10 “Related Party” in the Notes to the Consolidated Financial Statements.

Demolition

The demolition segment leases 13,000 square feet of office, garage and maintenance facilities in Waltham, Massachusetts, from Christopher A. Berardi, the president of NASDI’s parent company, pursuant to a lease that expires in 2016. See Note 10 “Related Party” in the Notes to Consolidated Financial Statements. As the demolition segment has expanded into the New York market, the Company also leases 1,500 square feet of office space in New York.

Item 3.	Legal Proceedings

The Company or its former subsidiary, NATCO Limited Partnership, is named as a defendant in approximately 251 lawsuits, the majority of which were filed between 1989 and 2000. In these lawsuits, the plaintiffs allege personal injury, primarily pleural abnormality and/or asbestosis, and/or death, from exposure to asbestos on the Company’s vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All cases filed in federal courts were consolidated in Philadelphia in 1990 under the multi-district litigation process. All of the maritime cases, including those filed against the Company prior to 1996, were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Over the last year, the Philadelphia presiding judge has reactivated hundreds of lawsuits in an effort to clean out the administrative docket. Prior to the commencement of discovery in any of the reactivated cases, counsel for plaintiffs agreed to name a group of cases that they intended to pursue and to dismiss the remaining cases without prejudice. Plaintiffs have now named 3,384 cases that they intend to pursue, including 33 cases against the Company, each of which involves one plaintiff. No discovery schedule has been set to date. The remaining cases against the Company either have been or will be dismissed. Plaintiffs in the dismissed cases could file a new lawsuit if they develop a new disease allegedly caused by exposure to asbestos on board our vessels. Management does not believe that any of the 33 lawsuits will have a material adverse impact on the Company’s consolidated financial statements. The Company is presently unable to quantify the amounts of damages being sought in these lawsuits because none of the complaints specify a damage amount; therefore, the Company has not accrued any amounts in respect of these lawsuits. The Company does not believe that it is probable that losses from these claims could be material, and an estimate of a range of losses relating to these claims cannot reasonably be made.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Reed Complaint”). The Reed Complaint names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed Complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The Reed Complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs’ property. The Reed Complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints and one mass tort case (together with the Reed Complaint, the “Katrina Claims”). All of these cases raise the same claims as the Reed Complaint. The amount of claimed damages in these claims is not stated, but is presumed to be significant. On March 9, 2007, the District Court dismissed with prejudice the Katrina Claims against Great Lakes and those plaintiffs filed an appeal to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On November 25, 2009, the Fifth Circuit affirmed the dismissal of the Katrina Claims and later denied the plaintiffs’ Motion for Rehearing. The plaintiffs did not file a writ of certiorari to the U.S. Supreme Court. As a result, the dismissal of the Katrina Claims is final.

On October 19, 2006, Great Lakes and the other dredging companies filed in federal district court for exoneration or limitation of liability under the Limitation of Liability Act (the “Limitation Action”). The Limitation Action stays all outstanding Katrina Claims against Great Lakes in the district court, pending resolution of the Limitation Action. Approximately 40,000 claims by individuals, businesses, and the State of Louisiana were filed against Great Lakes asserting the same basic theory of liability as in the Katrina Claims and seeking damages significantly in excess of the $55 million limitation bond posted by Great Lakes. In addition, all of the dredging companies, including Great Lakes, filed cross-claims against each other in the Limitation Action seeking contribution and indemnification. Great Lakes currently believes that it has meritorious claims for either exoneration from all liability or limitation of liability to not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability. On September 7, 2007, Great Lakes filed a motion to dismiss the plaintiffs’ claims. The District Court granted the motion on June 12, 2008, dismissing these claims with prejudice. The plaintiffs filed a notice of appeal in the Fifth Circuit. The Fifth Circuit stayed the appeal pending issuance of its opinion in the Katrina Claims. Following the Fifth Circuit’s affirmance of the dismissal of the Katrina Claims, briefing on this appeal was completed. Oral argument was conducted on August 2 and, on October 14, 2010, the Fifth Circuit affirmed the dismissal of the Limitation Claims. The plaintiffs did not file a writ of certiorari to the U.S. Supreme Court. As a result, the dismissal of the Limitation Claims is final. Great Lakes currently believes that these claims will not have a material adverse impact on its financial condition, results of operations or cash flows.

On August 26, 2009, NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. NASDI believes that the Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Although the matter remains open, no lawsuit has been filed. Per the Attorney General’s request, NASDI executed a tolling agreement regarding the matter. Should charges be brought, NASDI intends to defend itself vigorously on this matter. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material adverse impact on its financial conditions, results of operations or cash flows.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock as reported by NASDAQ from January 1, 2009 through December 31, 2010.

	Common Stock
	High	Low
First Quarter 2009	$4.77	$1.78
Second Quarter 2009	$5.98	$2.76
Third Quarter 2009	$7.46	$4.18
Fourth Quarter 2009	$7.25	$5.62

	Common Stock
	High	Low
First Quarter 2010	$7.18	$4.04
Second Quarter 2010	$7.05	$4.94
Third Quarter 2010	$6.46	$4.51
Fourth Quarter 2010	$8.08	$5.71

The graph shows the cumulative total return to stockholders of the Company’s common stock from December 27, 2006, the first day of trading of our common stock on the NASDAQ Global Market, through December 31, 2010, the last trading day of our 2010 fiscal year, compared with the return on both the NASDAQ Composite Index and the Russell 2000 Index. The graph assumes initial investments of $100 each on December 27, 2006, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the Russell 2000 Index. The Russell 2000 Index, which includes Great Lakes, is derived from companies with market capitalization similar to that of the Company. Due to the highly specialized nature of the Company’s primary business and the lack of publicly traded competitors in our industry, the Company does not believe it can reasonably identify either an applicable published industry or line-of-business index or comparable peer group.

Holders of Record

As of March 4, 2011, the Company had approximately 37 shareholders of record of the Company’s common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Quarterly dividends per common share for the most recent two years are as follows:

	Dividend
	2010	2009
First Quarter	$0.017	$0.017
Second Quarter	$0.017	$0.017
Third Quarter	$0.017	$0.017
Fourth Quarter	$0.017	$0.017

The declaration and payment of future dividends will be at the discretion of Great Lakes’ board of directors and depends on many factors, including general economic and business conditions, the Company’s strategic plans, financial results and condition, legal requirements including restrictions and limitations contained in the Company’s senior credit agreement, bonding agreements and the indenture relating to the senior unsecured notes and other factors the board of directors deems relevant. Accordingly, the Company cannot assure the size of any such dividend or that the Company will pay any future dividend.

The Company is a holding company and has no direct operations. The Company’s ability to pay cash dividends depends, in part, on the ability of the Company’s subsidiaries to pay cash dividends. The Company expects to cause the Company’s subsidiaries to pay distributions to it to fund the Company’s expected dividend payments, subject to applicable law and any restrictions contained in the Company’s debt agreements.

Item 6.	Selected Financial Data

The following table sets forth selected financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report. The selected financial data presented below have been derived from the Company’s consolidated financial statements; items may not sum due to rounding.

On December 26, 2006, GLDD Acquisitions Corp., then the Company’s parent corporation, was merged with a subsidiary of Aldabra Acquisition Corporation, or “Aldabra.” This merger, referred to in this annual report as the “Aldabra Merger,” was accounted for as a reverse acquisition. Under this method of accounting, the Company was the acquiring company for financial reporting purposes. Accordingly, the merger was treated as the equivalent of the Company issuance of stock for the net monetary assets of Aldabra accompanied by a recapitalization. The net monetary assets of Aldabra, primarily cash, were stated at their fair value, which was equivalent to the carrying value, and accordingly no goodwill or other intangible assets were recorded.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions except share and per share data)
Income Statement Data:
Contract revenues	$686.9	$622.2	$586.9	$515.8	$426.0
Costs of contract revenues	564.1	534.0	517.6	447.8	369.0

Gross profit	122.8	88.2	69.3	67.9	57.0
General and administrative expenses	54.4	46.0	43.2	39.0	31.4

Operating income	68.4	42.3	26.1	29.0	25.6
Interest expense, net	(13.5)	(16.2)	(17.0)	(17.5)	(24.3)
Equity in earnings (loss) of joint ventures	(0.6)	(0.4)	(0.0)	2.0	2.0

Income before income taxes	54.3	25.7	9.1	13.5	3.3
Income tax expense	(20.6)	(11.0)	(3.8)	(6.4)	(1.0)

Net income	33.7	14.7	5.3	7.1	2.3
Net (income) loss attributable to noncontrolling interests	0.9	2.7	(0.3)	(0.0)	(0.1)

Net income attributable to Great Lakes Dredge & Dock Corporation	$34.6	$17.5	$5.0	$7.1	$2.2

Redeemable preferred stock dividends	—	—	—	—	(8.2)
Redemption of preferred stock	—	—	—	—	(2.8)

Net income (loss) available to common stockholders of Great Lakes Dredge & Dock Corporation	$34.6	$17.5	$5.0	$7.1	$(8.8)

Basic earnings (loss) per share (1)	$0.59	$0.30	$0.09	$0.14	$(0.90)
Basic weighted average shares	58,649,681	58,506,608	58,469,431	48,911,491	9,779,781
Diluted earnings (loss) per share (1)	$0.59	$0.30	$0.09	$0.14	$(0.90)
Diluted weighted average shares	58,873,936	58,612,282	58,477,779	52,211,010	9,779,781

Note: Items may not sum due to rounding.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Other Data:
EBITDA (2)	$103.0	$77.6	$55.9	$57.5	$52.6
Net cash flows from operating activities	123.5	54.0	14.8	(6.3)	33.9
Net cash flows from investing activities	(62.7)	(24.9)	(26.3)	(77.8)	(21.5)
Net cash flows from financing activities	(15.6)	(36.4)	13.7	88.6	(9.4)
Depreciation and amortization	34.3	32.9	30.1	26.5	25.1
Maintenance expense	48.2	46.4	41.9	43.8	32.7
Capital expenditures (3)	29.9	27.3	44.6	111.0	29.8

(1)	Refer to Note 1 in the Company’s Consolidated Financial Statements for the years ended December 31, 2010, 2009 and2008 and above information for additional details regarding these calculations.

(2)	See definition of EBITDA below

(3)	Capital expenditures in 2007 included the purchase of three vessels for $40.4 million. It also included the purchase of another vessel for $25.5 million, funded through a sale-leaseback transaction, as well as the buy-out of certain equipment previously under operating leases for $14.6 million. Capital expenditures in 2006 included approximately $3.9 million spent to buy-out certain equipment previously under operating leases and $10.4 million related to the reconfiguration of a dredge into a material handling barge that was funded through a sale-leaseback transaction.

	As of December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheet Data:
Cash and equivalents	$48.5	$3.3	$10.5	$8.2	$3.6
Working capital	90.2	91.3	87.7	82.3	42.9
Total assets	693.8	665.4	666.2	624.4	528.4
Long term senior debt, promissory notes and subordinated notes	182.5	186.0	216.5	196.5	194.7
Total stockholder's equity	279.0	245.8	228.1	230.4	130.5

EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of the Company’s primary stakeholders (i.e. its stockholders, bondholders and banks) use EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with accounting principles generally accepted in the United States (“GAAP”) including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses EBITDA only as a supplement. The following is a reconciliation of EBITDA to net income (loss) attributable to Great Lakes Dredge and Dock Corporation:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Net income attributable to Great Lakes Dredge & Dock Corporation	$34.6	$17.5	$5.0	$7.1	$2.2
Adjusted for:
Interest expense, net	13.5	16.2	17.0	17.5	24.3
Income tax expense	20.6	11.0	3.8	6.4	1.0
Depreciation and amortization	34.3	32.9	30.1	26.5	25.1

EBITDA	$103.0	$77.6	$55.9	$57.5	$52.6

NASDI, LLC Selected Financial Data

The following table sets forth selected financial data regarding NASDI and should be read in conjunction with NASDI’s financial statements and notes thereto included elsewhere in this report. The balance sheet and income statement data as of and for the years ended December 31, 2010, 2009, 2008 and 2007 presented below have been derived from NASDI’s audited financial statements. The balance sheet and income statement data as of and for the year ended December 31, 2006 presented below have been derived from NASDI’s unaudited financial statements. Effective April 30, 2008, North American Site Developers, Inc. was reorganized as NASDI, LLC. Just prior to the re-organization, $27.2 million of debt owed by NASDI to the Company was converted into equity. All financial information below for periods prior to April 30, 2008 relates to North American Site Developers, Inc.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Income Statement Data:
Contract revenues	$74,945	$43,790	$102,220	$75,923	$48,746
Costs of contract revenues	68,522	45,466	90,017	64,996	41,340

Gross profit	6,423	(1,676)	12,203	10,927	7,406
General and administrative expenses	6,417	5,849	8,198	6,903	3,697

Operating income (loss)	6	(7,525)	4,005	4,024	3,709
Interest expense, net	(32)	(104)	(190)	(146)	(72)
Interest expense to related party	(368)	(217)	(835)	(2,745)	(2,400)

Income (loss) before income taxes	(394)	(7,846)	2,980	1,133	1,237
Income tax provision	—	—	(51)	(909)	(348)

Net income (loss)	$(394)	$(7,846)	$2,929	$224	$889

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Other Data:
Net cash flows from operating activities	$(2,875)	$(3,695)	$4,802	$3,078	$(577)
Net cash flows from investing activities	(755)	(1,690)	(1,353)	(688)	(3,509)
Net cash flows from financing activities	3,813	5,463	(3,729)	(2,409)	4,344
Depreciation and amortization	2,424	2,484	2,373	1,854	1,240
Capital expenditures	755	2,103	1,376	688	1,694

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$41	$194	$116	$396	$415
Working capital	(6,560)	(7,710)	877	(1,997)	(3,681)
Total assets	54,971	43,196	47,215	51,361	42,832
Notes payable-related party	—	—	—	27,242	27,242
Total members' equity (deficit)	22,216	22,610	30,627	(1,307)	(1,532)

Yankee Environmental Services, LLC Selected Financial Data

The following table sets forth selected financial data regarding Yankee and should be read in conjunction with the financial statements and notes thereto, included elsewhere in this report. The balance sheet and income statement data as of and for the years ended December 31, 2010 and 2009 presented below has been derived from Yankee’s audited financial statements. The balance sheet and income statement data as of and for the years ended December 31, 2008, 2007 and 2006 presented below has been derived from the unaudited financial statements of Yankee Liquidation Corp., formerly Yankee Environmental Services, Inc. (“Yankee, Inc.”). Yankee purchased the assets of Yankee, Inc. on January 1, 2009.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Income Statement Data:
Contract revenues	$8,554	$7,760	$14,181	$5,155	$5,533
Costs of revenues	9,228	7,472	10,347	3,876	4,428

Gross profit (loss)	(674)	288	3,834	1,279	1,105
General and administrative expenses	702	1,035	1,190	837	813

Operating income (loss)	(1,376)	(747)	2,644	442	292
Interest expense, net	95	115	63	112	123

Income (loss) before income taxes	(1,471)	(862)	2,581	330	169
Income tax provision	—	—	—	(1)	(1)

Net income (loss)	$(1,471)	$(862)	$2,581	$329	$168

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Other Data:
Net cash flows from operating activities	$(1,026)	$(2,545)	$1,703	$397	$346
Net cash flows from investing activities	(37)	(1,891)	(248)	—	(75)
Net cash flows from financing activities	897	4,649	(1,562)	(295)	(257)
Depreciation and amortization	346	755	117	94	103
Capital expenditures	(54)	—	(248)	—	(98)

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash	$47	$213	$11	$118	$17
Working capital (deficiency)	(1,228)	(69)	1,270	182	(173)
Total assets	5,560	4,920	2,357	1,455	1,833
Total members' equity (deficit)	(442)	1,029	1,657	250	22

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented approximately 14% of the Company’s dredging revenues for 2010, down from the Company’s three year average of 23%.

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. The Company’s “bid market” is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints. The Company has experienced an average combined bid market share in the U.S. of 39% over the past three years, including 44%, 32% and 52% of the capital, beach nourishment and maintenance sectors, respectively. These bid market shares do not reflect the activities of Matteson prior to December 31, 2010.

With its acquisition of Matteson, on January 1, 2011 the Company began to provide the following additional dredging and other services: inland lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction. In 2010, Matteson’s revenues were $37.2 million.

Our fleet of 35 dredges, of which 10 are deployed internationally, 21 material transportation barges, two drillboats, and numerous other specialized support vessels is the largest and most diverse fleet of any U.S. dredging company. The mobility of the Company’s fleet enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities to employ our dredges. The Company estimates the replacement cost of the Company’s fleet to be in excess of $1.5 billion in the current market.

Our largest domestic dredging customer is the Army Corp of Engineers (“Corps”) which is responsible for federally funded projects related to navigation and flood control of U.S. waterways. Approximately 60% of our 2010 dredging revenues resulted from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy. This is comparable with the Company’s three year average.

The Company also owns a majority interest in NASDI, a demolition service provider headquartered in the Boston, Massachusetts area. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. The majority of NASDI’s work has historically been performed in the New England area; however, NASDI is currently expanding into the New York area and other markets including marine and bridge demolition. In January 2009, the Company acquired a 65% interest in Yankee, a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials for private and governmental entities. Prior to this acquisition, Yankee served as a subcontractor on many NASDI projects, and continues to serve as a subcontractor many NASDI projects subsequent to the acquisition.

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

The Company operates in two reporting segments: dredging and demolition.

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

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), fuel, subcontracts, rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital projects have the highest margins due to the complexity of the projects, while beach nourishment projects have the most volatile margins because they are most often exposed to variability in weather conditions.

The Company’s cost structure includes significant annual equipment related costs, including depreciation, maintenance, insurance and long-term equipment rentals, averaging approximately 21% to 22% of total costs of contract revenues over the last three years. During the year, both equipment utilization and the timing of cost expenditures fluctuate significantly. Accordingly, the Company allocates these equipment costs to interim periods in proportion to revenues recognized over the year to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on the Company’s dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over and under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year. As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual equipment costs incurred in that interim period.

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

Percentage-of-completion method of revenue recognition—The Company’s contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For demolition projects, the Company uses estimates of remaining costs-to-complete to determine the percentage of project completion. In preparing the Company’s estimates, it draws on its extensive experience in the dredging and demolition businesses and its database of historical dredging information to assure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation are not recognized in contract revenues until such claims are settled. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

Impairment of goodwill—Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company believes that this estimate is a critical accounting estimate because: (i) goodwill is a material asset and (ii) the impact of an impairment could be material to the consolidated balance sheet and consolidated statement of operations. The Company performs its annual impairment test as of July 1 each year. The Company operates in two reporting segments: dredging and demolition. These reporting segments are the Company’s operating segments and reporting units at which the Company tests goodwill for impairment.

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

The market approach measures the value of an entity through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and EBITDA. The Company analyzed companies that performed similar services or are considered competitors. Due to the fact that there are no public companies that are direct competitors, the Company weighed the results of this approach less than the income approach.

At December 31, 2010, the majority of goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by Madison Dearborn Capital Partners IV, L.P. on December 23, 2003. Goodwill was allocated between the Company’s two reporting segments, dredging and demolition, based on the value assigned to each segment at that time. At both December 31, 2010 and 2009, dredging goodwill was $76.6 million and demolition goodwill was $21.5 million.

The Company performed its most recent annual test of impairment as of July 1, 2010 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by approximately 25%.

No goodwill impairment test was performed in the fourth quarter for either segment because no triggering event occurred which would require such a test.

Impairment of long-lived assets—The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that an impairment may exist. Our policy is to recognize an impairment charge when an asset’s carrying value exceeds its net undiscounted future cash flows. The amount of the charge is the difference between the asset’s book value and fair market value. Our policy is to estimate the undiscounted future cash flows using financial projections that require the exercise of significant judgment on the part of management. Changes in these projections may expose us to future impairment charges. If a triggering event requiring impairment testing occurs, the Company would evaluate the remaining useful lives of these assets to determine whether the lives are still appropriate.

Self-insurance reserves—The Company self-insures costs associated with its seagoing employees covered by the provisions of Jones Act, workers’ compensation claims, hull and equipment liability and general business liabilities up to certain limits. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company considers historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves.

Results of Operations—Fiscal Years

The following table sets forth the components of net income as a percentage of contract revenues for the years ended December 31:

	2010	2009	2008
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(82.1)	(85.8)	(88.2)

Gross profit	17.9	14.2	11.8
General and administrative expenses	(7.9)	(7.4)	(7.4)

Operating income	10.0	6.8	4.4
Interest expense, net	(2.0)	(2.6)	(2.9)
Equity in earnings of joint ventures	(0.1)	(0.1)	—

Income before income taxes	7.9	4.1	1.5
Income tax provision	(3.0)	(1.8)	(0.7)

Net income	4.9	2.3	0.8
Net (income) loss attributable to noncontrolling interests	0.1	0.4	—

Net income attributable to Great Lakes Dredge & Dock Corporation	5.0%	2.7%	0.8%

Components of Contract Revenues

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended December 31 (in thousands):

	2010	2009	2008
Revenues
Dredging:
Capital—U.S.	$300,873	$203,147	$153,414
Capital—foreign	82,898	134,123	172,345
Beach nourishment	106,163	62,133	63,550
Maintenance	119,035	174,908	95,350

Total dredging revenues	608,969	574,311	484,659
Demolition	77,953	47,933	102,220

Total revenues	$686,922	$622,244	$586,879

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Dredging revenues were $609 million in 2010, an increase of $34.7 million, or 6%, over 2009 dredging revenues of $574.3 million. This increase was primarily due to higher revenues in the capital and beach markets more than offsetting lower revenues in the foreign and maintenance markets. Highlights from the Company’s primary dredging sectors are as follows:

•

Revenues from domestic capital dredging projects of $300.9 million in 2010 increased $97.7 million, or 48.1%, from 2009 revenues of $203.1 million. During the second half of 2010, several of the Company’s dredges and ancillary equipment worked on sand berm construction off the coast of Louisiana in response to the Deepwater Horizon oil spill in the Gulf of Mexico. In addition, capital dredging revenues included continued deepening work in the ports of New York, New Jersey, and Jacksonville.

•

Revenues from beach nourishment projects of $106.2 million in 2010 increased $44.1 million, or 71.0%, from $62.1 million in 2009. The amount of beach work won by the Company in the second half of 2009 significantly exceeded the amount of beach work won by the Company in the second half of 2008. As the Company performs much of its beach work during the first half of each year, when environmental windows are open, the increased backlog at the end of 2009 resulted in increased 2010 beach revenues.

•

Revenues from maintenance dredging projects in 2010 were $119.0 million, a decrease of $55.9 million, or 31.9%, from $174.9 million in 2009. Maintenance revenue in 2009 was uncharacteristically high because the Corps put many delayed projects out to bid. The Company believes that funding of many maintenance projects bid in 2009 was augmented by the federal economic stimulus. The Company believes that substantially all of the stimulus funded projects were completed by June 30, 2010. In addition, the number of maintenance projects worked on during the second half of the year declined due to the dredging industry’s response to the Deepwater Horizon oil spill in the Gulf of Mexico.

•

Revenues from foreign dredging operations in 2010 totaled $82.9 million, a decrease of $51.2 million, or 38.2%, from 2009 revenues of $134.1 million. Foreign revenues started to decline in the second half of 2009 as the global recession significantly slowed the rate of infrastructure development in the Middle East. In 2010, the Company worked on international projects outside of Bahrain, including in the United Arab Emirates and Brazil.

Demolition segment revenues in 2010 were $78.0 million, an increase of $30.1 million, or 62.6%, over 2009 revenues of $47.9 million. This increase was primarily related to improved market conditions in Massachusetts and increased activity in New York as well as with respect to bridge demolition, new markets for the demolition segment. In 2009, demolition revenues were negatively impacted by the slowdown in the U.S. construction industry.

Dredging segment gross profit increased 32.4% to $117.7 million from $88.9 million in 2009, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 19.3%, up from 15.6% in 2009. The increases in gross profit and gross profit margin were primarily due to increased dredging revenues and dredging project execution that in the aggregate was better than the Company’s estimates.

Demolition segment gross profit increased $5.7 million from a gross loss of $0.7 million in 2009 to a gross profit of $5.0 million in 2010 and demolition segment gross profit margin was 6.5%, up from a negative gross profit margin of 1.8% in 2009, primarily due to improved market conditions which resulted in increased revenues. While demolition segment gross profit margins have improved in comparison to 2009, they remain lower than pre-recession gross profit margins, reflecting continuing competitive pricing pressures.

Dredging segment operating income for 2010 increased 41.4% reaching $70.5 million versus $49.8 million in 2009, as increased gross profit offset a 20.9% increase in general and administrative expenses. These expenses increased primarily due to $7.2 million in costs that were incurred for severance, legal and consulting expenses that were incurred in conjunction with the senior management reorganization. See Note 21 “Senior Management Reorganization” in the Notes to Consolidated Financial Statements.

Demolition segment operating loss for 2010 decreased $5.5 million from $7.6 million in 2009 to $2.1 million in 2010. Despite improved gross profit, the demolition segment incurred losses with respect to certain projects including a large bridge demolition project, one of the demolition segment’s first projects of this type. In 2010, the demolition segment recorded a loss of $3.0 million related to this bridge demolition project. In addition, demolition segment operating results in 2009 were negatively impacted by certain projects that had been worked on in 2008 and canceled in 2009, resulting in write-offs of $3.8 million. Demolition segment general and administrative expenses for 2010 of $6.8 million increased 7.9% compared with $6.3 million in 2009 primarily as a result of an increase in bad debt expense and incentive pay.

Consolidated general and administrative expenses as a percentage of revenue have been generally consistent, ranging between 7.4% and 7.9% of revenues over the last three years. In 2010, general and administrative expenses increased due to additional expenses related to the Company’s senior management reorganization.

The Company’s net interest expense for 2010 totaled $13.5 million compared with $16.2 million in 2009. This decrease is due to the lower average outstanding borrowings on the Company’s revolving credit facility during 2010. In addition, in 2010 the Company realized a $2.1 million gain on its outstanding interest rate swaps compared to a $0.4 million gain during 2009.

The Company incurred income tax expense of $20.6 million in 2010 compared with $10.9 million in 2009. This $9.7 million increase is primarily the result of the increase in the Company’s operating income. The effective tax rate for the year ended December 31, 2010 was 37.9% compared to 42.7% for the year ended December 31, 2009. The decrease in the effective tax rate was due to the resolution of certain state tax matters.

For the year ended December 31, 2010, net income attributable to Great Lakes was $34.6 million compared to $17.5 million for the year ended December 31, 2009. This $17.1 million increase was primarily driven by higher operating income in 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Dredging revenues were $574.3 million in 2009, an increase of $89.6 million, or 18.7%, over 2008 dredging revenues of $484.7 million, due to a higher level of dredge employment in 2009. In particular, the 2009 increase was the result of increased domestic dredging operations that more than offset decreased foreign dredging activity. Dredging gross margin was 15.6%, up from 11.8% in 2008, primarily due to increased dredging revenues and project execution that was better than the Company’s estimates for certain projects, particularly in the first half of the year. Highlights from the Company’s primary dredging sectors are as follows:

•

Revenues from domestic capital dredging projects of $203.1 million in 2009 were up $49.7 million, or 32.4%, from 2008 revenues of $153.4 million. This increase was driven by additional capital projects, including deepening work in the ports of New York, New Jersey, Jacksonville and Tampa, Florida and three coastal restoration projects in Louisiana.

•

Revenues from beach nourishment projects of $62.1 million in 2009 decreased $1.4 million, or 2.2%, from $63.5 million in 2008. Beach revenues were negatively impacted throughout 2008 and the beginning of 2009 as state and local governments experienced delays in getting the necessary funding to put projects out to bid. More beach work was bid and worked in the second half of 2009.

•

Revenues from maintenance dredging projects in 2009 were $174.9 million, an increase of $79.6 million, or 83.4%, from $95.4 million in 2008. This increase was due to the Corps continuing to put out maintenance work that had long been delayed. The Company believes that many maintenance projects were supported by the federal economic stimulus funding.

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

Demolition segment revenues in 2009 were $47.9 million, a decrease of $54.3 million, or 53%, over 2008 revenues of $102.2 million. As the construction and real estate development market continued to slow in 2009, new project opportunities were scarce. In addition, a few projects that had been worked on in 2008 were canceled in 2009, resulting in write offs related to those projects. Moreover, several large demolition projects were worked on in 2008 and were not replaced in 2009. As a result, the demolition segment recorded negative gross profit margin of 1.8% compared to gross profit margin of 11.9% in 2008.

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

The Company incurred income tax expense of $10.9 million compared with $3.8 million in 2008. This $7.1 million increase is primarily the result of the increase in the Company’s operating income. The effective tax rate for the year ended December 31, 2009 was 42.7% compared to 42.1% for the year ended December 31, 2008.

For the year ended December 31, 2009, net income attributable to Great Lakes was $17.5 million compared to $5.0 million for the year ended December 31, 2008. This $12.5 million increase was driven by higher operating income in 2009 as previously described.

Bidding Activity and Backlog

The following table sets forth, by segment and type of dredging work, the Company’s backlog as of the dates indicated (in thousands):

	December 31, 2010	December 31, 2009	December 31, 2008
Backlog
Dredging:
Capital—U.S.	$117,866	$203,294	$176,051
Capital—foreign	65,334	35,715	139,479	*
Beach nourishment	18,080	63,390	18,934
Maintenance	56,140	63,335	26,726
Rivers & Lakes**	25,116	—	—

Total dredging backlog	282,536	365,734	361,190
Demolition	80,984	16,448	23,501

Total backlog	$363,520	$382,182	$384,691

*	For comparison purposes, foreign backlog has been decreased by $56,908 to reflect the portion of the Diyar contract that was reclassified as an option pending award in the first quarter of 2009

**	Represents backlog acquired by the Company on December 31, 2010 in connection with the Matteson acquisition

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

Approximately 95% of the Company’s December 31, 2010 backlog is expected to be completed in 2011.

Dredging.

The 2010 domestic dredging bid market totaled $875 million, a 23% decline from the 2009 domestic dredging bid market of $1.1 billion. The 2009 bid market was larger than the 2010 bid market primarily because the 2009 bid market was bolstered by maintenance dredging projects that were funded by the U.S. government economic stimulus package. In addition, the 2010 bid market excludes dredging work related to the construction of sand berms off the coast of Louisiana in response to the Deepwater Horizon oil spill in the Gulf of Mexico. Over $100 million of this sand berm construction work was awarded to the Company directly by the prime contractor rather than through the customary bidding process.

The Company won 30% of the overall 2010 domestic bid market compared to 47% of the overall 2009 domestic bid market. The Company’s five-year average win rate is 41%. This range underscores the variability that can occur in the quarter to quarter and year to year bid results.

The Company’s December 31, 2010 dredging backlog was $282.5 million, which includes $25.1 million attributable to the Matteson acquisition. This represents an increase of $61.2 million, or 27.6%, over the Company’s September 30, 2010 dredging backlog of $221.4 million, but a decrease of $83.2 million, or 22.8%, from the Company’s December 31, 2009 dredging backlog. This decrease in the Company’s annual dredging backlog is primarily the result of the decreased 2010 domestic dredging bid market and the Company’s lower 2010 bid win rate.

The Company won 21%, or $75 million, of the capital dredging projects awarded in 2010, including a large project in Virginia that was awarded in the fourth quarter. The Company’s 2010 project win rate was adversely affected by the loss of one large capital dredging project, for which the Company may ultimately perform work as a subcontractor. Approximately $117.9 million, or 42%, of the Company’s December 31, 2010 dredging backlog consists of domestic capital dredging work, a substantial portion of which is expected to be performed in 2011. December 31, 2010 capital dredging backlog is less than the prior year because the Company worked off most of its backlog related to deepening projects in the ports of New York and New Jersey and no large capital projects were added to backlog at year end. Predominantly all of the capital work in backlog at the end of 2010 is federally funded. The Company continues to believe that the expansion of the Panama Canal will heighten the need for the U.S. to deepen its East and Gulf Coast ports; however, it does not appear that any sizable new deepening projects probably will be bid until the fourth quarter of 2011. In addition, on October 6, 2010, President Obama signed an executive order establishing the Gulf Coast Restoration Task Force. The Company believes that this emphasis on Gulf coast restoration, including the Corps’ Mississippi Coastal Improvement Program, will provide additional growth opportunities with the domestic capital dredging market.

The Company won 73%, or $55 million, of the beach nourishment projects awarded in 2010. However, the Company’s December 31, 2010 beach nourishment backlog was $18.1 million at the end of 2010 compared to $63.4 million at the end of 2009. The 2009 beach nourishment bid market was very active in the second half of 2009 and totaled $183 million for that year. This is substantially above the average bid market over the last three years of $127 million. The Company’s beach nourishment backlog fluctuates from period to period based on various factors, including which beaches require nourishment and funding and permitting issues.

The Company won 30%, or $131 million, of the maintenance dredging projects awarded in 2010. The Company’s December 31, 2010 maintenance dredging backlog was $56.1 million compared to $63.3 million at the end of 2009. The 2010 maintenance dredging bid market was $443.8 million, which is significantly below the 2009 maintenance dredging bid market of $645 million but still above the five year average maintenance dredging bid market of $393 million. The 2009 bid market was atypically large because it included maintenance dredging projects that were funded by the U.S. government economic stimulus package. The Company’s share of the 2010 maintenance dredging bid market was 30%, slightly below its 32% average over the last three years. On January 5, 2011, the Realize America’s Promise Act was introduced into the U.S. House of Representatives and on February 17, 2011, the Harbor Maintenance Act of 2011 was introduced into the U.S. Senate. The two bills are substantially similar and provide that all resources of the Harbor Maintenance Trust Fund may be used only for harbor maintenance programs. If enacted, the Company anticipates that this legislation would increase the Corps’ annual budget by approximately $500 million, with the majority of such amount likely to be allocated for maintenance dredging.

Foreign capital dredging backlog increased to $65.3 million at the end of 2010 from $35.7 million at the end of 2009, primarily as a result of the last phase of the Diyar land reclamation project being awarded to the Company in the fourth quarter of 2010. The Company cannot predict if or to what extent its operations or business prospects in the Middle East will be affected by the recent civil unrest that many Middle Eastern countries have experienced.

Demolition.    Demolition services backlog was $81.0 million at December 31, 2010, a 392% increase from $16.4 million at 2009 year end, reflecting the Company’s continuing progress in expanding into new markets, specifically the New York area, a renewed increase in activity in the Boston area, and the addition of a $26 million bridge demolition project in Louisiana. The demolition business continues to gain momentum. The demolition business faces operating and other challenges that can impact profitability as it moves into new markets.

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

The Company’s net cash provided by operating activities for the years ended December 31, 2010, 2009 and 2008 totaled $123.5 million, $54.0 million and $14.8 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In 2010, lower activity in foreign operations (which usually experience longer accounts receivable collection periods) coupled with payments being made on foreign accounts receivable that had been outstanding at the end of 2009 drove the increase in cash generated. Additionally, the increase in cash was generated by strong domestic operations in 2010, which have by comparison shorter accounts receivable collections periods. In 2009, an increase in domestic accounts receivable resulting from increased domestic activity, offset by a decrease in pipe and spare parts inventory as well as other working capital items, decreased net cash provided by operating activities. In 2008, the increase in investment in the Company’s foreign operations was partially offset by favorable billing terms on one domestic project. Significant investments in pipe and spare parts inventory were included in 2008.

The Company’s net cash flows used in investing activities for the years ended December 31, 2010, 2009 and 2008 totaled $62.7 million, $24.9 million and $26.3 million, respectively. The increase in 2010 is primarily due to the Company’s acquisition of Matteson on December 31, 2010. See Note 19 “Matteson Acquisition” in the notes to the Consolidated Financial Statements. Investing activities in all years related to normal course upgrades and capital maintenance of our dredging fleet. The 2010 expenditures included $14.6 million on the upgrade of the dredge Ohio. Investing activities in 2008 included $17.7 million of capital expenditures on the dredges Ohio, Reem Island and Noon Island for upgrades and other activities related to placing these vessels into service. Another $5.5 million was spent in 2008 on continuing construction of the power barge that enhanced the operating efficiency of the dredge Florida; $7.2 million was spent on this vessel in 2007. Work on this vessel was completed in October 2008 and the vessel was then sold via a sale leaseback for $16.6 million. An immaterial loss was fully recognized on this transaction.

The Company’s net cash flows provided by (used in) financing activities for the years ended December 31, 2010, 2009 and 2008 totaled ($15.6) million, ($36.4) million and $13.7 million, respectively. The Company's financing cash flows represent net repayment or borrowings on its revolving credit facility, approximately $4.0 million in annual dividends, and approximately $1.0 million to $2.0 million of annual repayments on other debt and capital leases.

On June 12, 2007, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America N.A. and various other financial institutions as lenders. The Credit Agreement provides for a revolving credit facility of up to $145.0 million in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the “Base Rate” plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company’s ratio of Total Funded Debt to Adjusted Consolidated EBITDA (each as defined in the Credit Agreement). The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. Additionally, the obligations are secured by a perfected first priority lien on certain equipment of Great Lakes’ subsidiary, Great Lakes Dredge & Dock Company, LLC (“GLDD Company”); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes’ bonding company; a perfected first priority lien on the inter-company receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes’ bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases and investments, and (iv) maintenance of certain financial covenants.

As of December 31, 2010, the Company had no borrowings and $11.9 million of letters of credit outstanding, resulting in $133.1 million of availability under, the Credit Agreement. On December 31, 2010, the Company amended the Credit Agreement to permit it to increase the principal amount of unsecured debt it may issue to refinance its senior subordinated notes from an aggregate of $175 million to an aggregate of $300 million, subject to compliance with the financial covenants set forth in the Credit Agreement, as amended, and to eliminate the requirement that such refinanced debt be subordinated to the obligations under the Credit Agreement. The Company is evaluating the possibility of extending and increasing the commitments under the Credit Agreement during the first half of 2011. Leading positions in the Company’s credit facility are held by Bank of America, Royal Bank of Scotland, GE Capital Corporation and Wells Fargo Bank.

The Company obtains performance, bid and payment bonds through a bonding agreement with Travelers Casualty and Surety Company of America. The bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as demolition projects. At December 31, 2010, the Company had outstanding performance bonds valued at approximately $369.0 million; however, the revenue value remaining in backlog related to these projects totaled approximately $176.5 million. On June 12, 2007, the Company and Travelers entered into a fourth amendment to the third amended and restated

underwriting and continuing indemnity agreement (the “Fourth Amendment”) with Travelers. The Fourth Amendment provides, among other things, for new equipment collateral securing the obligations under the Company’s bonding agreement and permits the Credit Agreement and related collateral securing the obligations under the Credit Agreement. On January 24, 2011, the Company and Travelers entered into a sixth amendment to third amended and restated underwriting and continuing indemnity agreement (the “Sixth Amendment”). The Sixth Amendment was entered into to, among other things, permit the Company to incur up to $250 million of debt as part of the January 2011 refinancing of the Company’s $175 million principal amount senior subordinated notes due December 2013. The amendment also provides that if the Company’s outstanding credit exposure under its senior credit facility exceeds $25 million, then at Travelers’ request the Company is required to provide Travelers with $20 million of additional collateral (in cash or an irrevocable letter of credit, at the Company’s discretion). In addition, the Company is required to grant Travelers a first priority security interest in such additional collateral in accordance with the terms and conditions of the Company’s intercreditor agreement.

In addition to its credit facility, the Company has a $24 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts. The obligations under the agreement are guaranteed by the Company’s foreign accounts receivable under Ex-Im Bank’s Working Capital Guarantee Program which covers 90% of the obligations owing under the facility. The Company had $15.7 million of letters of credit issued under this facility at December 31, 2010.

In January 2011, the Company issued $250 million in aggregate principal amount of its 7.375% senior unsecured notes due February 1, 2019 (the “Senior Unsecured Notes”) in a private placement. Approximately $180 million of the net proceeds from the issuance of the Senior Unsecured Notes was used to prepay all of the Company’s 7.75% senior subordinated notes due December 2013, including prepayment premiums and accrued and unpaid interest. The remaining net proceeds from the issuance of the Senior Unsecured Notes will be used for general corporate purposes, which may include acquisitions. The Indenture governing the Senior Unsecured Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture governing the Senior Unsecured Notes.

On January 2011, in connection with the issuance of the Senior Unsecured Notes, the Company, its subsidiaries which guaranteed the Senior Unsecured Notes and the initial purchasers of the Senior Unsecured Notes entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company, among other things, to (i) use its commercially reasonable efforts to cause a registration statement with respect to an exchange offer for the Senior Unsecured Notes to become effective within 365 days after the issue date of the Senior Unsecured Notes; (ii) consummate the exchange offer within 30 business days after the target date for effectiveness of the registration statement with respect to the exchange offer and (iii) use its commercially reasonable efforts to file a shelf registration statement for the resale of the Senior Unsecured Notes in certain circumstances. If the Company fails to satisfy it registration obligations under the Registration Rights Agreement, then the Company will be required to pay liquidated damages to the holders of the Senior Unsecured Notes, which will accrue at an annual rate of 0.25% of the aggregate principal amount of the outstanding Senior Unsecured Notes.

The Company paid dividends of approximately $1 million each quarter of 2010 and 2009 and in the first quarter of 2011. The declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, its financial results and condition, legal requirements, including restrictions and limitations contained in the Credit Agreement, bonding agreements and the indenture relating to its senior unsecured notes. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

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

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2010. Additional information related to these obligations can be found in Note 11 “Long-Term Debt” and Note 14 “Lease Commitments” to Consolidated Financial Statements.

	Total	Obligations coming due in year(s) ending:
		2011	2012- 2014	2015- 2017	2018 and beyond
	(in millions)
Long term bank debt (1)	$—	$—	$—	$—	$—
Senior subordinated notes (2)	215.7	13.6	202.1	—	—
Operating lease commitments	109.1	17.4	44.0	39.6	8.1
Promissory note (3)	8.9	3.0	5.9	—	—
Equipment notes	0.4	0.3	0.1	—	—

Total	$334.0	$34.2	$252.1	$39.6	$8.1

(1)	Represents the Company’s senior credit facility. No amounts were outstanding at December 31, 2010.

(2)	Includes cash interest payments calculated at stated fixed rate of 7.75%. In January 2011, the Company refinanced the senior subordinated notes with the issuance of $250 million senior unsecured notes due February 1, 2019. The senior unsecured notes bear interest at 7.375%.

(3)	Includes cash interest payments calculated at stated fixed rate of 6.00%. This note was issued in connection with the Matteson acquisition.

Excluded from the above table are $0.8 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $27.6 million at December 31, 2010. All issued letters of credit were undrawn at year-end.

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

The Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $17.3 million which decline to $0.4 million over the next ten years. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through its bonding agreement with Travelers, which has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of $70.7 million at December 31, 2010. The bonding agreement contains provisions that require the Company to maintain certain financial ratios and that restrict the Company’s ability to pay dividends, incur indebtedness, create liens and take certain other actions. At December 31, 2010, the Company was in compliance with its covenants under the bonding agreement. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At December 31, 2010, the Company had outstanding performance bonds valued at approximately $369.0 million; however, the revenue value remaining in backlog related to these projects totaled approximately $176.5 million.

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

Prior to February 2011, the Company was a member of an insurance association that provides personal injury coverage for its maritime workforce in excess of self-insurance retention limits. As part of this arrangement, the Company was subject to retroactive premium adjustments based on the association’s claims experience and investment performance. The Company accrued for retroactive premium adjustments when assessed by the insurance association. During the years ended December 31, 2010 and 2009, there were $2.2 million and $2.0 million recorded for retroactive assessments, respectively. In February 2011, the Company withdrew from this insurance association and purchased insurance to provide personal injury coverage for its maritime workforce in excess of self-insurance retention limits. The Company’s withdrawal from the insurance association and payment of the related release call discharges the Company from any future liability to the insurance association.

The Company considers it unlikely that it would have to perform under any of the aforementioned contingent obligations, other than operating leases and retroactive insurance premium adjustments associated with the Company’s insurance coverage, and performance has never been required in any of these circumstances in the past.

NASDI, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

NASDI is a demolition service provider headquartered in the Boston, Massachusetts area. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. The majority of NASDI’s work has historically been performed in New England. However, NASDI is currently expanding its footprint, primarily into the New York area and marine demolition market, specifically bridge demolition projects.

A wholly owned subsidiary of the Company is the owner of 100% of the Class A interests. The holder of the Class A interests also owns 65% of the Class B interests, with the remaining 35% owned by Christopher A. Berardi, an employee of the Company’s wholly owned subsidiary.

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

Contract Revenues

NASDI recognizes contract revenues, including salvage revenues, under the percentage-of-completion method, based on a cost-to-cost approach for demolition projects. Contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to NASDI are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Contract modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), fuel, subcontracts, rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

Primary Factors that Determine Operating Profitability

NASDI generates revenues when it is awarded a contract for demolition services and performs the project. NASDI’s revenues increase or decrease based upon market demand. Results of operations for NASDI fluctuate based upon project mix and NASDI’s ability to execute its projects consistent with its estimates.

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of contract revenues for the years ended December 31:

	2010	2009	2008
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(91.4)	(103.8)	(88.1)

Gross profit (loss)	8.6	(3.8)	11.9
General and administrative expenses	(8.6)	(13.3)	(8.0)

Operating income (loss)	(0.0)	(17.1)	3.9
Interest expense, net	—	(0.2)	(0.2)
Interest expense to related party	(0.5)	(0.5)	(0.8)

Income (loss) before income taxes	(0.5)	(17.8)	2.9
Income tax provision	—	—	—

Net income (loss)	(0.5)	(17.8)	2.9

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

NASDI’s revenues were $74.9 million in 2010, an increase of $31.1 million, or 71.0%, over 2009 revenues of $43.8 million. This increase was primarily related to improved market conditions in Massachusetts and increased activity in the New York area and bridge demolition, new markets for NASDI. In 2009, NASDI’s revenues were negatively impacted by the slowdown in the U.S. construction industry.

NASDI’s gross profit increased $8.1 million from a gross loss of $1.7 million in 2009 to a gross profit of $6.4 million in 2010. NASDI recorded gross profit margin of 8.6% compared to negative gross profit margin of 3.9% in 2009, primarily due to improved market conditions which resulted in increased revenues. While NASDI gross profit margins have improved in comparison to 2009, they remain lower than pre-recession gross profit margins reflecting the competitive pricing pressures that continue in this market.

In 2010, NASDI had essentially no operating income, compared to an operating loss of $7.5 million in 2009 due to higher margins in 2010. Despite improved gross profit, NASDI incurred losses with respect to certain projects including a large bridge demolition project, one of NASDI’s first projects of this type. In 2010, NASDI recorded a loss of $3.0 million related to this bridge demolition project. In addition, NASDI’s operating results in 2009 were negatively impacted by certain projects that had been worked on in 2008 and canceled in 2009, resulting in write-offs of $3.8 million. General and administrative expenses for the year ended December 31, 2010, were $6.4 million, an increase of 10.3% compared to $5.8 million in 2009, primarily as a result of increased bad debt expense and incentive pay.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues were $43.8 million in 2009, a decrease of $58.4 million, or 57.1%, from $102.2 million in 2008. As the construction and real estate development market continued to slow in 2009, new project opportunities were scarce. In addition, a few projects that had been worked on in 2008 were canceled in 2009, resulting in write-offs of $3.8 million related to those projects. Moreover, several large demolition projects were worked on in 2008 and were not replaced in 2009. NASDI recorded negative gross profit margin of 3.8% in 2009 compared to gross profit margin of 11.9% in 2008 as a result of 2009 revenues that were not sufficient to offset fixed costs and the various project write-offs due to cancellations.

In 2009, NASDI produced an operating loss of $7.5 million, compared to operating income of $4.0 million in 2008 due to weaker gross profit performance including write offs related to canceled projects. NASDI general and administrative expenses for 2009 of $5.8 million decreased 29.3% compared with $8.2 million in 2008 primarily as a result of a decrease in incentive pay.

NASDI recorded a net loss of $7.8 million in 2009, compared to net income of $2.9 million in 2008. This was primarily due to the decrease in revenue.

Backlog

Approximately 76% of NASDI’s December 31, 2010 backlog is expected to be completed in 2011.

NASDI’s backlog at December 31, 2010 totaled $80.4 million, a 396% increase from backlog of $16.2 million at December 31, 2009, reflecting NASDI’s continuing progress in expanding into new markets, specifically the New York area, a renewed increase in activity in the Boston area, and the addition of a $26 million bridge demolition project in Louisiana. NASDI continues to gain momentum, however it does face challenges with respect to profit margins and project execution as it moves into new markets.

Liquidity and Capital Resources

NASDI’s principal source of liquidity is cash flow from operations; however, in recent periods its principal source of liquidity has been advances from its parent, the Company or an affiliate of the Company. The Company or an affiliate has advanced additional funds to NASDI when its operations are unable to fully meet NASDI’s cash needs. NASDI’s principal uses of cash are to finance its capital expenditures, repay affiliate advances, provide working capital and meet other general corporate purposes.

NASDI’s net cash provided by (used in) operating activities for the years ended December 31, 2010, 2009 and 2008 totaled ($3.2) million, ($3.7) million and $4.8 million, respectively. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from (or used in) operating activities.

NASDI’s net cash flows used in investing activities for the years ended December 31, 2010, 2009 and 2008 totaled $0.8 million, $1.7 million and $1.4 million, respectively. Investing activities in these periods consisted largely of purchases of vehicles, demolition equipment, including excavators, and cranes; and leasehold improvements.

NASDI’s net cash flows provided by (used in) financing activities for the years ended December 31, 2010, 2009 and 2008 totaled $3.8 million, $5.5 million and ($3.7) million, respectively. In 2010 and 2009, the cash provided related primarily to advances from the Company. In 2008, NASDI repaid $1.6 million owed to its affiliates and repaid $2.1 million of equipment debt.

Contractual Obligations

The following table summarizes NASDI’s contractual cash obligations at December 31, 2010. Additional information related to these obligations can be found in Note 13 “Related Party Transactions” and Note 14 “Commitments and Contingencies” to NASDI’s Financial Statements.

		Obligations coming due in year(s) ending:
	Total	2011	2012- 2014	2015- 2017	2017 and beyond
	(in millions)
Related party debt	$11.2	$—	$11.2	$—	$—
Interest on related party debt	1.5	0.5	1.0	—	—
Operating lease commitments	1.8	0.3	0.9	0.6	—
Capital lease obligations	0.4	0.3	0.1	—	—

Total	$14.9	$1.1	$13.2	$0.6	$—

The related party debt represents amounts payable to the Company or one of its affiliates and is payable on demand; however, the Company has provided a letter to NASDI indicating that it will not demand repayment prior to January 2, 2013. NASDI has no other contingent obligations.

Off-Balance Sheet Arrangements

NASDI, along with other subsidiaries of the Company, has guaranteed the repayment of amounts outstanding under the Company’s Credit Agreement, bonding agreements and senior subordinated notes. At December 31, 2010, the Company had no borrowings and $11.9 million letters of credit outstanding under its credit facility. In January 2011, the Company refinanced its $175.0 million senior subordinated notes with the issuance of $250.0 million senior unsecured notes. NASDI is not a guarantor of the new senior unsecured notes.

Performance and/or bid bonds are occasionally required for NASDI’s demolition projects. NASDI obtains its performance and bid bonds through the Company’s bonding agreement with its surety company.

Yankee Environmental Services, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Yankee is a provider of environmental remediation services including asbestos abatement and removal of other hazardous materials in the Boston, Massachusetts area. Yankee’s principal services consist of lead paint and asbestos abatement along with demolition services to private and government entities including schools, universities, hospitals and other businesses. Yankee was acquired by the Company on January 1, 2009.

A wholly owned subsidiary of the Company is the owner of 100% of Yankee’s Class A membership interests. Yankee’s Class B membership interests are held by third parties, one of which is Mr. Christopher A. Berardi, an employee of the Company’s wholly-owned subsidiary. The holder of the Class A membership interests owns 65% of Yankee’s equity interests and the holders of Yankee’s Class B membership interests own 35% of Yankee’s equity.

The same wholly owned subsidiary also has a 65% interest in NASDI, LLC (“NASDI”), a demolition service provider headquartered in the Boston, Massachusetts area.

Contract Revenues

Yankee recognizes contract revenues under the percentage-of-completion method, based on a cost-to-cost approach for environmental remediation projects. Contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to Yankee are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Contract modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of revenues based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Costs and Expenses

The components of costs of revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), fuel, rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of revenues vary significantly depending on the type and location of work performed and assets utilized.

Primary Factors that Determine Operating Profitability

Yankee generates revenues when Yankee is awarded a contract for environmental remediation services and performs the project. Yankee’s revenues increase or decrease based upon market demand. Results of operations for Yankee fluctuate based upon project mix and Yankee’s ability to execute its projects consistent with its estimates.

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of contract revenues for the three years ended December 31, 2010, 2009 and 2008. Information for 2008 represents financial information of Yankee’s predecessor company:

	2010	2009	2008
Contract revenues	100.0%	100.0%	100.0%
Costs of revenues	(107.9)	(96.3)	(73.0)

Gross profit (loss)	(7.9)	3.7	27.0
General and administrative expenses	(8.2)	(13.3)	(8.4)

Operating income (loss)	(16.1)	(9.6)	18.6
Interest expense, net	(1.1)	(1.5)	(0.4)

Income (loss) before income taxes	(17.2)	(11.1)	18.2
Income tax provision	—	—	—

Net income (loss)	(17.2)%	(11.1)%	18.2%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues were $8.6 million in 2010, an increase of $0.8 million, or 10.2%, from $7.8 million in 2009. Yankee’s largest customer, NASDI, has seen an increase in activity in the Boston area that has helped increase revenue for Yankee. NASDI accounted for $5.1 million, or 59%, of Yankee’s total contract revenues in 2010. Contract revenues from NASDI were $4.1 million or 53% of total contract revenues in 2009.

Yankee’s gross profit decreased $1.0 million from a gross profit of $0.3 million in 2009 to a gross loss of $0.7 million in 2010. Yankee recorded negative gross profit margin of 7.9% compared to positive gross profit margin of 3.7% in 2009, primarily due to a significant loss on one project. NASDI was not the customer on the one project with a significant loss. Yankee continues to struggle to cover its fixed costs at this level of revenue, resulting in the significant decrease in gross profit margin.

In 2010, Yankee recorded an operating loss of $1.4 million, compared to an operating loss of $0.7 million in 2009 due to weaker gross profit largely attributable to one project.

Yankee incurred general and administrative expenses of $0.7 million and $1.0 million in 2010 and 2009, respectively.

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

In 2009, the Yankee recorded an operating loss of $0.7 million, compared to operating income of $2.6 million in 2008 due to weaker gross profit and the significant decrease in projects. Yankee general and administrative expenses for 2009 of $1.0 million decreased 17% compared with $1.2 million in 2008 primarily as a result of a decrease in payroll and incentive pay.

Yankee recorded a net loss of $0.9 million in 2009, compared to net income of $2.6 million in 2008. This was primarily due to the decrease in revenue at Yankee.

Backlog

Approximately 95% of Yankee’s December 31, 2010 backlog is expected to be completed in 2011.

Yankee’s backlog at December 31, 2010 totaled $2.0 million, a 122% increase from backlog of $0.9 million at December 31, 2009. Approximately 69% of backlog at December 31, 2010 is from projects with NASDI. This increase reflects the increase in activity in the Boston market.

Liquidity and Capital Resources

Yankee’s principal source of liquidity is cash flow from operations, however in 2010 and 2009 its principal source of liquidity has been advances from its parent, the Company or an affiliate of the Company. The Company or an affiliate has advanced additional funds to Yankee when its operations are unable to fully meet Yankee’s cash needs. Yankee’s principal uses of cash are to finance its capital expenditures, provide working capital, repay affiliate advances and meet other general corporate purposes.

Yankee’s net cash provided by (used in) operating activities for the years ended December 31, 2010, 2009 and 2008 totaled ($1.0) million, ($2.5) million and $1.7 million, respectively. Operational results, as well as normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from (or used in) operating activities.

Yankee’s net cash flows used in investing activities for the years ended December 31, 2010, 2009 and 2008 totaled $0.04 million, $1.9 million and $0.2 million, respectively. 2010 activity reflects the purchase of vehicles. 2009 activity represents the acquisition of Yankee, Inc. The 2008 purchases were primarily related to vehicles and tools.

Yankee’s net cash flows provided by (used in) financing activities for the years ended December 31, 2010, 2009 and 2008 totaled $0.9 million, $4.6 million and ($1.6) million, respectively. In 2010 and 2009, the cash provided related primarily to advances from the Company. Cash flow in 2009 also includes contributions to fund the acquisition of Yankee, Inc. In 2008 the amounts related to amounts paid to shareholders and payments of debt.

Contractual Obligations

The following table summarizes Yankee’s contractual cash obligations at December 31, 2010. Additional information related to these obligations can be found in Note 11 “Related Party Transactions” and Note 12 “Commitments and Contingencies” to Yankee’s Financial Statements.

	Total	Obligations coming due in year(s) ending:
		2011	2012- 2014	2015- 2016	2017 and beyond
	(in thousands)
Related party debt	$3,655.0	$—	$3,655.0	$—	$—
Interest on related party debt	310.7	155.3	155.4	—	—
Operating lease commitments	410.0	82.0	246.0	82.0	—

Totals	$4,375.7	$237.3	$4,056.4	$82.0	$—

The related party debt represents amounts payable to the Company or one of its affiliates and is payable on demand; however, the Company has provided a letter to Yankee indicating that it will not demand repayment prior to January 2, 2013. Yankee has no other contingent obligations.

Off-Balance Sheet Arrangements

Yankee, along with other subsidiaries of the Company, has guaranteed the repayment of amounts outstanding under the Company’s Credit Agreement, bonding agreements and senior subordinated notes. At December 31, 2010, the Company had no borrowings and $11.9 million letters of credit outstanding under its credit facility. In January 2011, the Company refinanced its $175.0 million senior subordinated notes with the issuance of $250.0 million senior unsecured notes. Yankee is not a guarantor of the new senior unsecured notes.

Performance and/or bid bonds are occasionally required for Yankee’s demolition projects. Yankee obtains its performance and bid bonds through the Company’s bonding agreement with its surety company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

A significant portion of the Company’s current dredging operations are conducted outside of the U.S., primarily in the Middle East. It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company’s foreign dredging work is in Bahrain. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar. Therefore, the Company has not purchased any forward exchange contracts for trading purposes and has none outstanding at December 31, 2010 or 2009.

At December 31, 2010 and 2009, the Company had long-term senior subordinated notes outstanding with a recorded book value of $175.0 million. The fair value of these notes, which bear interest at a fixed rate of 7.75%, was $177.2 million at December 31, 2010 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2010 the fair value of this fixed rate debt would have increased to $182.3 million. These notes were redeemed as part of the Company’s January 2011 refinancing.

In May 2009, the Company entered into two interest rate swap arrangements, which are effective until December 15, 2012, to swap a notional amount of $50.0 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. The current portion of the fair value asset of the swaps at December 31, 2010 was $0.8 million and is recorded in current assets. The long term portion of the fair value of the swaps at December 31, 2010 was $0.5 million and is recorded in other assets. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period. Assuming a 10% increase in interest rates at December 31, 2010, the fair value of the long-term liability would decline by $0.6 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 10% of the Company’s costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company’s 2011 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2010. At December 31, 2010 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements for 2011. As of December 31, 2010, there were 5.3 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.13 to $2.55 per gallon. At December 31, 2010, the fair value asset on these contracts was estimated to be $0.6 million, based on quoted market prices and is recorded in accrued expenses. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 14, 2011, are set forth on pages 65 to 112 inclusive, of this Report, and are hereby incorporated by reference into this Item. The financial statements of NASDI and Yankee called for by this Item, together with the related Reports of Independent Registered Public Accounting Firm dated March 14, 2011 as to NASDI and dated March 14, 2011 as to Yankee, are set forth on pages F-1 to F-16 and F-17 to F-37, respectively, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2010 and 2009. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(in millions except share and per share data)
2010
Contract revenues	$161.4	$180.1	$173.3	$172.1
Costs of contract revenues	(130.9)	(145.5)	(140.6)	(147.0)

Gross profit	30.5	34.6	32.7	25.1
General and administrative expenses	(11.1)	(14.4)	(16.5)	(12.3)

Operating income	19.4	20.2	16.2	12.8
Interest expense, net	(3.2)	(3.0)	(3.3)	(4.0)
Equity in earnings (loss) of joint ventures	(0.7)	(0.1)	0.1	0.1

Income before income taxes	15.5	17.1	12.8	8.9
Income tax provision	(6.2)	(6.8)	(5.1)	(2.5)

Net income	9.3	10.3	7.7	6.4
Net loss attributable to noncontrolling interests	0.1	0.5	—	0.4

Net income attributable to Great Lakes
Dredge & Dock Corporation	$9.4	$10.8	$7.7	$6.8

Basic earnings per share	$0.16	$0.18	$0.13	$0.12
Basic weighted average shares	58,547,990	58,601,649	58,698,299	58,750,621
Diluted earnings per share	$0.16	$0.18	$0.13	$0.11
Diluted weighted average shares	58,705,175	58,780,611	58,900,824	59,067,964

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(in millions except share and per share data)
2009
Contract revenues	$179.2	$142.5	$140.0	$160.6
Costs of contract revenues	(152.2)	(113.9)	(123.0)	(145.0)

Gross profit	27.0	28.6	17.0	15.6
General and administrative expenses	(10.6)	(11.8)	(12.0)	(11.6)

Operating income	16.4	16.8	5.0	4.0
Interest expense, net	(4.3)	(4.7)	(3.2)	(3.9)
Equity in earnings (loss) of joint ventures	(0.6)	—	0.2	—

Income before income taxes	11.6	12.0	2.0	0.1
Income tax benefit (provision)	(5.2)	(4.6)	(0.9)	(0.3)

Net income (loss)	6.4	7.4	1.1	(0.2)
Net (income) attributable to noncontrolling interests	0.9	—	0.5	1.3

Net income attributable to Great Lakes Dredge & Dock Corporation	$7.3	$7.4	$1.6	$1.1

Basic earnings (loss) per share	$0.13	$0.13	$0.03	$0.02
Basic weighted average shares	58,488,394	58,499,312	58,506,332	58,532,394
Diluted earnings (loss) per share	$0.13	$0.13	$0.03	$0.02
Diluted weighted average shares	58,488,394	58,553,842	58,688,696	58,745,421

Note: Items may not sum due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2010. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management has also conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2010 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 63. Management has concluded that internal control over financial reporting is effective as of December 31, 2010. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 65.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Great Lakes Dredge & Dock Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control— Integrated Framework published by the COSO of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting, with the exception of the Matteson business.

The Company completed the acquisition of Matteson on December 31, 2010. Since the Company has not fully incorporated the internal controls and procedures of this business into the Company’s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. As of December 31, 2010, Matteson constitutes approximately 7% and 14% of the Company’s total and net assets respectively, and given the date of acquisition, had no impact on the Company’s revenues or operating income in 2010.

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

Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2010.

/s/ JONATHAN W. BERGER
Jonathan W. Berger
Chief Executive Officer and Director

/s/ BRUCE J. BIEMECK
Bruce J. Biemeck
President, Chief Financial Officer and Director

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of its Matteson business (“Matteson”), which was acquired on December 31, 2010 and whose financial statements constitute approximately 7% and 14% of total and net assets, respectively, and no revenues or operating income of the consolidated financial statement amounts for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Matteson. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 14, 2011

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board of Directors and Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation” and “Compensation Discussion and Analysis” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Change of Control of the Company” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board of Directors and Corporate Governance” and “Change of Control of the Company” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 15.	Exhibits, Financial Statements Schedules

(a)	Documents filed as part of this report

1.    Financial Statements

The financial statements listed below are set forth on pages 79 to 110, F-3 to F-15 and F-19 to F-37 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

2.    Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on pages 112 and F-16, are omitted because they are not required or the required information is shown in the financial statements or notes thereto

3.    Exhibits

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

Date: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ JONATHAN W. BERGER Jonathan W. Berger	March 14, 2011	Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRUCE J. BIEMECK Bruce J. Biemeck	March 14, 2011	President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ CARL A. ALBERT Carl A. Albert	March 14, 2011	Director

/s/ STEPHEN H. BITTEL Stephen H. Bittel	March 14, 2011	Director

/s/ PETER R. DEUTSCH Peter R. Deutsch	March 14, 2011	Director

/s/ NATHAN D. LEIGHT Nathan D. Leight	March 14, 2011	Director

/s/ DOUGLAS B. MACKIE Douglas B. Mackie	March 14, 2011	Director

/s/ JASON G. WEISS Jason G. Weiss	March 14, 2011	Director

I.    EXHIBIT INDEX

Number	Document Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC.(1)

2.2	Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006.(2)

2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C.(3)

3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation).(4)

3.2	Third Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, effective as of March 8, 2011.(5)

3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp.(6)

4.1	Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee.(7)

4.2	Form of 7.375% Senior Note due 2019 (filed as Exhibit A to the Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee).(7)

4.3	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation.(12)

10.1	Credit Agreement, dated as of June 12, 2007, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger and Administrative Agent.(13)

10.2	Amendment No. 1 to Credit Agreement, dated as of January 30, 2009, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger, Issuing Lender and Administrative Agent.(10)

10.3	Amendment No. 2 to Credit Agreement, dated as of May 10, 2010, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger, Issuing Lender and Administrative Agent. (30)

10.4	Consent and Amendment No. 3 to Credit Agreement, dated as of December 31, 2010, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger, Issuing Lender and Administrative Agent. (8)

10.5	Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(9)

10.6	First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(11)

10.7	Second Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 14, 2005, by and among the Great Lakes Dredge & Dock Corporation, the subsidiaries of Great Lakes Dredge & Dock Company, Travelers Casualty and Surety Company, United Pacific Insurance Company, Reliance National Insurance Company, Reliance Surety Company and Travelers Casualty and Surety Company of America.(15)

10.8	Third Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America.(16)

10.9	Fourth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 12, 2007, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America.(20)

10.10	Fifth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 27, 2009, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America.(17)

10.11	Sixth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated January 24, 2011, by and among the Company, the subsidiaries of the Company party thereto, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (7)

10.12	International Letter of Credit Agreement, dated September 29, 2006, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank.(29)

10.13	First Amendment to International Letter of Credit Agreement, dated July 16, 2007, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank.(18)

10.14	Second Amendment to International Letter of Credit Agreement dated September 29, 2009, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo HSBC Trade Bank, NA.(19)

10.15	Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo HSBC Trade Bank, N.A.(6)

10.16	Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto.†(6)

10.17	Employment Agreement between the Company and Jonathan W. Berger.†(14)

10.18	Employment Agreement between the Company and Bruce J. Biemeck.†(14)

10.19	Summary of Oral Employment Agreements with Named Executive Officers.†(12)

10.20	Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2011.†(21)

10.21	401(k) Savings Plan.†(22)

10.22	401(k) Lost Benefit Plan.†(12)

10.23	Secured Promissory Note dated December 31, 2006 executed by MJC Berry Enterprises, LLC, in favor of North American Site Developers, Inc.(23)

10.24	Lease Agreement between North American Site Developers, Inc. and MJC Berry Enterprises, LLC, dated as of December 31, 2006.(23)

10.25	Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp.(3)

10.26	Limited Liability Company Agreement, dated April 30, 2008, by and among NASDI Holdings Corporation, Christopher A. Berardi and NASDI, LLC.(24)

10.27	Employment Agreement, dated as of April 30, 2008, by and between NADSI Holdings Corporation and Christopher A. Berardi.†(24)

10.28	Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan.†(25)

10.29	Form of Great Lakes Dredge & Dock Corporation Non-Qualified Stock Option Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan.†(26)

10.30	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan.†(26)

10.31	Separation Agreement with Douglas B. Mackie effective as of September 7, 2010.†(14)

10.32	Consulting Agreement with Douglas B. Mackie effective as of September 8, 2010.†(14)

10.33	Consulting and Separation Agreement and General Release with Deborah A. Wensel effective as of September 7, 2010.†(14)

10.34	Asset Purchase Agreement dated as of December 31, 2010 among Great Lakes Dredge & Dock Corporation, L.W. Matteson, Inc., Lawrence W. Matteson and Larry W. Matteson.(8)

10.35	Lease Agreement dated as of December 31, 2010 between, L.W. Matteson, Inc. and Great Lakes Dredge & Dock Corporation.(8)

10.36	Secured Subordinated Promissory Note dated December 31, 2010, made and delivered by Great Lakes Dredge & Dock, LLC in favor of L.W. Matteson, Inc.(8)

10.37	Employment Agreement between the Company and Richard Lowry.†(27)

10.38	Registration Rights Agreement, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein.(7)

12.1	Ratio of Earnings to Fixed Charges.*

14.1	Code of Business Conduct and Ethics.(28)

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation.*

23.1	Consent of Deloitte & Touche LLP.*

23.2	Consent of Deloitte & Touche LLP.*

23.3	Consent of J.H. Cohn LLP.*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004 (Commission file no. 333-64687).

(2)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).

(3)	Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01).

(4)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 001-33225).

(5)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 14, 2011 (Commission file no. 001-33225).

(6)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225).

(7)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 28, 2011 (Commission file no. 001-33225).

(8)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 3, 2011 (Commission file no. 001-33225).

(9)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).

(10)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 5, 2009 (Commission file no. 001-33225).

(11)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).

(12)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 001-33225).

(13)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 15, 2007 (Commission file no. 001-33225).

(14)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2010 (Commission file no. 001-33225).

(15)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 17, 2005 (Commission file no. 333-64687).

(16)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4, 2006 (Commission file no. 333-64687).

(17)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 29, 2009 (Commission file no. 001-33225).

(18)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).

(19)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 5, 2009 (Commission file no. 001-33225).

(20)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).

(21)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2009 (Commission file no. 001-33225).

(22)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687).

(23)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 20, 2007 (Commission file no. 001-33225).

(24)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 6, 2008 (Commission file no. 001-33225).

(25)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form S-8 filed with the Commission on April 3, 2008 (Commission file no. 333-150067).

(26)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 22, 2008 (Commission file no. 001-33225).

(27)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 9, 2007 (Commission file no. 001-33225).

(28)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 24, 2005 (Commission file no. 333-64687).

(29)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).

(30)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 11, 2010 (Commission file no. 001-33225).

*	Filed herewith

†	Compensatory plan or arrangement.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 14, 2011

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(In thousands, except share and per share amounts)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,478	$3,250
Accounts receivable—net	95,548	153,901
Contract revenues in excess of billings	24,842	28,004
Inventories	31,734	29,192
Prepaid expenses	3,448	2,644
Other current assets	18,919	15,445

Total current assets	222,969	232,436
PROPERTY AND EQUIPMENT—Net	323,231	291,157
GOODWILL	98,049	98,049
OTHER INTANGIBLE ASSETS—Net	3,280	1,037
INVENTORIES—Noncurrent	27,128	27,662
INVESTMENTS IN JOINT VENTURES	7,329	7,943
OTHER	11,839	7,142

TOTAL	$693,825	$665,426

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,721	$83,783
Accrued expenses	32,809	31,265
Billings in excess of contract revenues	14,484	24,901
Current portion of note payable	2,500	—
Current portion of equipment debt	303	1,200

Total current liabilities	132,817	141,149
REVOLVING CREDIT FACILITY	—	11,000
LONG TERM NOTE PAYABLE	5,000	—
7.75% SENIOR SUBORDINATED NOTES	175,000	175,000
DEFERRED INCOME TAXES	92,466	81,642
OTHER	11,717	12,086

Total liabilities	417,000	420,877

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Common stock—$0.0001 par value; authorized, 90,000,000 shares; issued and outstanding, 58,770,369 shares and 58,542,038 shares at December 31, 2010 and 2009, respectively	6	6
Additional paid-in capital	266,329	263,579
Retained earnings (accumulated deficit)	12,261	(18,336)
Accumulated other comprehensive income	357	539

Total Great Lakes Dredge & Dock Corporation Equity	278,953	245,788
NONCONTROLLING INTERESTS	(2,128)	(1,239)

Total equity	276,825	244,549

TOTAL	$693,825	$665,426

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except per share amounts)

	2010	2009	2008
CONTRACT REVENUES	$686,922	$622,244	$586,879

COSTS OF CONTRACT REVENUES	564,140	534,000	517,576

GROSS PROFIT	122,782	88,244	69,303

GENERAL AND ADMINISTRATIVE EXPENSES	54,352	45,993	43,206

Total operating income	68,430	42,251	26,097

OTHER EXPENSE:
Interest expense—net	(13,542)	(16,150)	(16,971)
Equity in loss of joint ventures	(614)	(384)	(15)

Total other expense	(14,156)	(16,534)	(16,986)

INCOME BEFORE INCOME TAXES	54,274	25,717	9,111

INCOME TAX EXPENSE	(20,554)	(10,983)	(3,839)

NET INCOME	33,720	14,734	5,272

Net (income) loss attributable to noncontrolling interests	889	2,734	(293)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS OF GREAT LAKES DREDGE & DOCK CORPORATION	$34,609	$17,468	$4,979

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.59	$0.30	$0.09
Basic weighted-average shares	58,647	58,507	58,469

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.59	$0.30	$0.09
Diluted weighted-average shares	58,871	58,612	58,478

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except share and per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2008	58,459,824	$6	$260,669	$(32,810)	$470	$2,061	$230,396
Acquisition of NASDI Noncontrolling Interest	—	—	1,373	—	—	(1,521)	(148)
Repurchase of shares	(3,622)	—	(6)	—	—	—	(6)
Share-based compensation	28,040	—	465	—	—	—	465
Dividends declared and paid	—	—	—	(3,981)	—	—	(3,981)
Comprehensive income:
Net income	—	—	—	4,979	—	293	5,272
Reclassification of derivative losses to earnings (net of tax of $145)	—	—	—	—	218	—	218
Change in fair value of derivatives (net of tax of $2,720)	—	—	—	—	(4,103)	—	(4,103)

Total comprehensive income:						293	1,387

BALANCE—December 31, 2008	58,484,242	6	262,501	(31,812)	(3,415)	833	228,113
Acquisition of Yankee Environmental Services	—	—	—	—	—	662	662
Share-based compensation	57,796	—	1,078	—	—	—	1,078
Dividends declared and paid	—	—	—	(3,992)	—	—	(3,992)
Comprehensive income (loss):
Net income (loss)	—	—	—	17,468	—	(2,734)	14,734
Reclassification of derivative losses to earnings (net of tax of $2,101)	—	—	—	—	3,164	—	3,164
Change in fair value of derivatives (net of tax of $524)	—	—	—	—	790	—	790

Total comprehensive income (loss):						(2,734)	18,688

BALANCE—December 31, 2009	58,542,038	6	263,579	(18,336)	539	(1,239)	244,549
Share-based compensation	79,067	—	2,094	—	—	—	2,094
Vesting of restricted stock units	13,302						—
Exercise of stock options	135,962	—	656				656
Dividends declared and paid	—	—	—	(4,012)	—	—	(4,012)
Comprehensive income (loss):
Net income (loss)	—	—	—	34,609	—	(889)	33,720
Reclassification of derivative gains to earnings (net of tax of $213)	—	—	—	—	(321)	—	(321)
Change in fair value of derivatives (net of tax of $92)	—	—	—	—	139	—	139

Total comprehensive income (loss):						(889)	33,538

BALANCE—December 31, 2010	58,770,369	$6	$266,329	$12,261	$357	$(2,128)	$276,825

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$33,720	$14,734	$5,272
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	34,301	33,023	30,124
Equity in loss of joint ventures	614	384	15
Distribution from equity joint ventures	—	621	625
Deferred income taxes	7,405	1,401	1,596
Gain on dispositions of property and equipment	(505)	(651)	(553)
Amortization of deferred financing fees	1,607	1,677	1,892
Share-based compensation expense	2,094	1,078	465
Changes in assets and liabilities:
Accounts receivable	56,603	(33,281)	(4,911)
Contract revenues in excess of billings	3,510	2,925	(17,088)
Inventories	2,630	9,836	(16,218)
Prepaid expenses and other current assets	(847)	3,529	(986)
Accounts payable and accrued expenses	(5,053)	12,591	(2,068)
Billings in excess of contract revenues	(11,078)	5,119	14,345
Other noncurrent assets and liabilities	(1,470)	1,012	2,295

Net cash flows provided by operating activities	123,531	53,998	14,805

INVESTING ACTIVITIES:
Purchases of property and equipment	(25,258)	(24,666)	(44,484)
Dispositions of property and equipment	431	1,028	17,445
Purchase of Matteson	(37,869)	—	—
Acquisition of controlling interest in Yankee Environmental Services	—	(1,229)	—
Changes in restricted cash	—	—	787
Purchase of noncontrolling interest in NASDI, LLC	—	—	(5)

Net cash flows used in investing activities	(62,696)	(24,867)	(26,257)

FINANCING ACTIVITIES:
Borrowings under revolving loans	14,968	158,877	222,443
Repayments of revolving loans	(25,968)	(189,377)	(202,443)
Exercise of stock options	656	—	—
Dividends paid	(4,012)	(3,992)	(3,981)
Repayments of long-term debt	(1,186)	(1,774)	(2,148)
Repayment of capital lease debt	(65)	(93)	(174)
Repurchase of preferred and common shares	—	—	(6)

Net cash flows provided by (used in) financing activities	(15,607)	(36,359)	13,691

NET CHANGE IN CASH AND CASH EQUIVALENTS	45,228	(7,228)	2,239
CASH AND CASH EQUIVALENTS—Beginning of year	3,250	10,478	8,239

CASH AND CASH EQUIVALENTS—End of year	$48,478	$3,250	$10,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13,269	$14,764	$15,357

Cash paid for taxes	$16,332	$8,677	$4,695

NONCASH INVESTING ACTIVITY
Property and equipment purchased but not yet paid	$8,559	$4,187	$3,187

Property and equipment purchased on equipment notes	$109	$615	$2,213

Purchase price of Matteson comprised of promissory notes and other liabilities	$9,140	$—	$—

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 AND 2009 AND FOR THE

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. These costs have averaged approximately 21% to 22% of total costs of contract revenues over the last three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over and under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

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

Accounts receivable-net—Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage generally within one year, and accordingly presents retainage as a current asset. In 2010 it was concluded that a portion of retainage would not be collected until after one year. This amount, $5,923, is classified as other non-current assets. The Company provides an allowance for estimated uncollectible accounts receivable when events or conditions indicate that amounts outstanding are not recoverable.

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

Goodwill and Other Intangibles—Goodwill represents the excess of cost over fair value. Other identifiable intangibles mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations and are being amortized over a one to ten-year period. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. GAAP requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The market approach measures the value of an entity through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and EBITDA. The Company analyzed companies that performed similar services or are considered peers. Due to the fact that there are no public companies that are our direct competitors, the Company weighed the results of this approach less than the income approach.

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2010 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by approximately 25%. No test was performed in the fourth quarter as based on the segments’ current forecasts no triggering events which would require a test were deemed to have occurred. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2011 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell. No triggering events were identified in 2010 or 2009.

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

The Company is a member of an insurance association that provides personal injury coverage for its maritime workforce in excess of self-insurance retention limits. The Company is subject to retroactive premium adjustments based on the association’s claims experience and investment performance. The Company accrues for retroactive premium adjustments when assessed by the insurance association. During the years ended December 31, 2010, 2009 and 2008, there were $2,207, $1,983 and $2,183 recorded for retroactive assessments, respectively.

Income Taxes—The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Recorded deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities, given the effect of currently enacted tax laws.

Fair Value of Financial Instruments—The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term senior subordinated notes is $177,188 at December 31, 2010. The fair value of other financial instruments approximates their carrying values at December 31, 2010.

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

On January 1, 2009 the Company acquired a 65% interest in Yankee Environmental Services (“Yankee”) (See Note 20).

Earnings Per Share—Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. At December 31, 2010, the impact of options to purchase shares of common stock (“NQSO”) was dilutive and, accordingly, no options are excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. At December 31, 2009 and 2008, 356,774 stock options would have an antidilutive effect on earnings per share and therefore are excluded from the calculation.

The computations for basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Net income attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$34,609	$17,468	$4,979
Weighted-average common shares outstanding—basic	58,647	58,507	58,469
Effect of stock options and restricted stock units	224	105	9

Weighted-average common shares outstanding—diluted	58,871	58,612	58,478

Earnings per share—basic	$0.59	$0.30	$0.09
Earnings per share—diluted	$0.59	$0.30	$0.09

2.    ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 and 2009, are as follows:

	2010	2009
Completed contracts	$20,093	$19,468
Contracts in progress	64,399	105,717
Retainage	12,711	29,966

	97,203	155,151
Allowance for doubtful accounts	(1,655)	(1,250)

Total accounts receivable—net	$95,548	$153,901

3.    CONTRACTS IN PROGRESS

The components of contracts in progress at December 31, 2010 and 2009, are as follows:

	2010	2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$287,291	$264,073
Amounts billed	(263,665)	(236,780)

Costs and earnings in excess of billings for contracts in progress	23,626	27,293
Costs and earnings in excess of billings for completed contracts	1,216	711

Total contract revenues in excess of billings	$24,842	$28,004

Billings in excess of costs and earnings:
Amounts billed	$(429,688)	$(434,893)
Costs and earnings for contracts in progress	415,204	409,992

Total billings in excess of contract revenues	$(14,484)	$(24,901)

4.    GOODWILL

The change in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 is as follows:

	Dredging Segment	Demolition Segment	Total
Balance—January 1, 2009
Goodwill	$76,575	$26,040	$102,615
Accumulated impairment losses	—	(4,816)	(4,816)

	76,575	21,224	97,799
Goodwill acquired during 2009:
Acquisition of Yankee Environmental Services Inc.	—	250	250

Balance—December 31, 2009	76,575	21,474	98,049
	—	—	—

Balance—December 31, 2010	$76,575	$21,474	$98,049

There were no changes in goodwill during 2010 as the Matteson acquisition resulted in no recognition of goodwill.

5.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
Land	$2,870	$2,870
Buildings and improvements	5,190	4,629
Furniture and fixtures	3,074	2,737
Operating equipment	499,976	435,103

Total property and equipment	511,110	445,339
Accumulated depreciation	(187,879)	(154,182)

Property and equipment — net	$323,231	$291,157

Depreciation expense was $33,874, $32,251, and $29,684 for the years ended December 31, 2010, 2009, and 2008, respectively.

6.    SHARE-BASED COMPENSATION

The Company’s 2007 Long-Term Incentive Plan (the “Incentive Plan”), as approved by the Board of Directors on September 18, 2007, permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to its employees and directors for up to 5.8 million shares of common stock.

Compensation cost charged to expense related to these stock-based compensation arrangements was $2,094, $1,078 and $315 for the years ended December 31, 2010, 2009 and 2008, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

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

For grants issued in 2010, the volatility assumptions were based on historical volatility of Great Lakes and comparable publicly-traded companies, primarily more mature and well-established companies in the engineering and construction sector.

For grants issued in 2009 and 2008, the volatility assumptions were based upon historical volatilities of comparable companies whose shares are traded using daily stock price returns equivalent to the expected term of the option. Due to a lack of sufficient historical information at the time these NQSOs were issued (since the Company’s shares were not publicly traded until December of 2006) the historical volatility data for the Company was not considered in determining expected volatility. The Company also considered implied volatility data for comparable companies, using current exchange traded options.

There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $2.52, $1.86 and $2.24 respectively. The fair value of each option was estimated using the following assumptions:

	2010	2009	2008
Expected volatility	50.0%	60.0%	45.0%
Expected dividends	1.2%	1.8%	1.3%
Expected term (in years)	5.5 - 6.5	5.0 - 6.0	5.5 - 6.5
Risk free rate	2.2% - 2.8%	2.2%	3.0%

A summary of stock option activity under the Incentive Plan as of December 31, 2010 and 2009, and changes during the years ended December 31, 2010 and 2009 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000’s)
Outstanding as of January 1, 2010	727,843	$4.60	8.4	$505
Granted	347,485	5.70	9.4	987
Exercised	(135,962)	—	—	—
Forfeited or Expired	(98,922)	—	—	—

Outstanding as of December 31, 2010	840,444	$4.99	8.6	$692

Vested at December 31, 2010	400,510	$4.84	7.9	$677
Vested or expected to vest at December 31, 2010	802,013	$5.82	9.9	$804

Restricted stock units

RSUs generally vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2010 and 2009, and changes during the years ended December 31, 2010 and 2009 is presented below:

Nonvested Restricted Stock Units	Shares	Grant Date Price	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2010	285,600	$4.63	$4.63
Granted	122,716	5.70	5.70
Vested	(13,302)	—	—
Forfeited	(39,716)	—	—

Outstanding as of December 31, 2010	355,298	$4.97	$5.69

Vested at December 31, 2010	13,302	$5.41	$5.41
Vested or expected to vest at December 31, 2010	319,035	$5.01	$5.01

As of December 31, 2010, there was $1.1 million of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Director Compensation

Beginning in May 2008, the Company used a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Compensation is paid to non-employee directors. Directors who are not outside directors receive no additional compensation for services as members of the Board or any of its committees. All of our directors are outside directors with the exception of Jonathan W. Berger and Bruce J. Biemeck. Douglas B. Mackie, remains a director but is no longer an employee of the Company. Through December 31, 2010, he has not yet received any compensation as a director. Stock-

based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company received an annual retainer of $125,000, payable quarterly in arrears, and was paid 50% in cash and 50% in common stock of the Company.

In the years ended December 31, 2010 and 2009, 60,651 and 57,796 shares, respectively, of the Company’s common stock were issued to non-employee directors under the Incentive Plan.

In September 2010, Messrs Berger and Biemeck each received 9,208 shares of the Company’s common stock per the terms of their respective employment agreements.

7.    INTANGIBLE ASSETS

At December 31, 2010, the net book value of identifiable intangible assets was as follows:

As of December 31, 2010	Cost	Accumulated Amortization	Net
Customer relationships	$1,481	$1,223	$258
Backlog	2,611	480	2,131
Software and databases	1,209	991	218
Non-compete agreement	744	137	607
Trade names	88	35	53
Other	83	70	13

	$6,216	$2,936	$3,280

At December 31, 2009, the net book value of identifiable intangible assets was as follows:

As of December 31, 2009	Cost	Accumulated Amortization	Net
Customer relationships	$1,481	$1,047	$434
Demolition backlog	480	480	—
Software and databases	1,209	849	360
Non-compete agreement	205	68	137
Trade names	88	18	70
Other	83	47	36

	$3,546	$2,509	$1,037

On January 1, 2009 the Company acquired a 65% interest in Yankee Environmental Services, Inc. (“Yankee”) resulting in the recognition of additional intangible assets (See Note 20). The weighted average amortization period for intangible assets acquired in 2009 is 3.2 years.

On December 31, 2010 the Company acquired the assets of L.W. Matteson, Inc. (“Matteson”) resulting in the recognition of additional intangible assets (See Note 19). The weighted average amortization period for intangible assets acquired in 2010 is 1.8 years.

Amortization expense was $427, $773 and $440, for the years ended December 31, 2010, 2009 and 2008, respectively. Prior to 2010, amortization expense was shown separately in the consolidated statements of operations, but is now included as a component of general and administrative expenses. Amortization expense related to these intangible assets is estimated to be $2,466 in 2011, $254 in 2012, $254 in 2013, $163 2014 and $143 in 2015.

8.    OTHER NONCURRENT ASSETS

At December 31, 2010 and 2009, other noncurrent assets include $1,500 of cash held in escrow as security for the Company’s lease rental obligation under a long-term equipment operating lease.

9.    ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and 2009 are as follows:

	2010	2009
Payroll and employee benefits	$13,573	$11,233
Insurance	11,039	8,521
Income and other taxes	2,977	4,094
Percentage of completion adjustment	3,232	5,901
Interest	604	726
Other	1,384	790

Total accrued expenses	$32,809	$31,265

10.    RELATED-PARTY TRANSACTIONS

The demolition business is operated out of a building owned by Christopher A. Berardi, who has a 35% profits interest in NASDI. In 2010, 2009 and 2008, NASDI paid Mr. Berardi $312, $312 and $359, respectively, for rent and property taxes.

Matteson operates out of a facility owned by Lawrence W. Matteson, former owner of Matteson. The Company will pay $95 in rent to Mr. Matteson during 2011. As the purchase of Matteson occurred on December 31, 2010, no rents were paid in 2010.

11.    LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 is as follows:

	2010	2009
Equipment notes payable	$366	$1,450
Note payable	7,500	—
Revolving credit facility	—	11,000
7.75% senior subordinated notes	175,000	175,000

Subtotal	182,866	187,450
Current portion of note payable	(2,500)	—
Current portion of equipment debt	(303)	(1,200)

Total	$180,063	$186,250

On June 12, 2007, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America N.A. as Administrative Agent and Issuing Lender, various other financial institutions as lenders and certain subsidiaries of the Company as Loan Parties. The Credit Agreement, provides for a revolving credit facility of up to $145,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company’s ratio of Total Funded Debt to Adjusted Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (each as defined in the Credit Agreement).

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

As of December 31, 2010, the Company had no borrowings and $11,923 of letters of credit outstanding, resulting in $133,077 of availability under the Credit Agreement.

During a year, the Company frequently borrows and repays amounts under its revolving credit facility. The net activity in 2010 and 2009 resulted in a decrease in debt balances of $11,000 and $30,500, respectively.

The Company incurred amortization of deferred financing fees related to the Credit Agreement of $590 and $593 for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company was in compliance with its various covenants under its Credit Agreement.

Great Lakes has a $24,000 International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including our long-term land reclamation project in Bahrain (“Diyar”). The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. At December 31, 2010, there were $15,703 letters of credit outstanding on this facility.

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

In accordance with the purchase of Matteson (See Note 19), the Company issued a secured promissory note in the amount of $7,500 to the former owners of Matteson. Principal payments of $2,500 are due on December 31, 2011, 2012 and 2013. Interest payments at the rate of 6% are due quarterly.

The scheduled principal payments through the maturity date of the Company’s long-term debt, excluding equipment notes, at December 31, 2010, are as follows:

Years Ending December 31
2011	$2,500
2012	2,500
2013	177,500
2014	—
2015	—

Total	$182,500

In January 2011, the Company redeemed all of the Notes for $180,014, which included a premium, a redemption fee and accrued and unpaid interest. Also in January 2011 the Company issued $250,000 of 7.375% senior unsecured notes due February 1, 2019. The notes were priced at 100% of face value and the proceeds were used to redeem the Company’s Notes. Proceeds received from the issuance of these notes, net of expenses were $244,899. These new notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the Notes. Each of the Company’s existing and future wholly owned domestic subsidiaries are guarantors of the Notes.

The Company sometimes enters into equipment note arrangements to finance the acquisition of dozers and excavators. In 2010 and 2009, the Company entered into equipment notes totaling $109 and $615, respectively. The current portion of equipment notes payable is $303 and $1,200, at December 31, 2010 and 2009, respectively. The long-term portion of these equipment notes is included in other long-term liabilities and totaled $63 and $250 at December 31, 2010 and 2009, respectively. The terms of these equipment notes extend through 2012. The net book value of the related assets was $1,335 and $3,499 at December 31, 2010 and 2009, respectively. Payments on these equipment notes will be $303, $39, and $24 in 2011, 2012, and 2013.

12.    RISK MANAGEMENT ACTIVITIES

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At December 31, 2010 and 2009, the Company held certain derivative contracts that it uses to manage commodity price risk and interest rate risk. Such instruments are not used for trading purposes. The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$595	$—	$595	$—
Interest rate swap contracts-assets	1,264	—	—	1,264

Total assets measured at fair value	$1,859	$—	$595	$1,264

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$897	$—	$897	$—
Interest rate swap contracts-assets	1,529	—	—	1,529
Interest rate swap contracts-liabilities	(1,549)	—	—	(1,549)

Total assets measured at fair value	$877	$—	$897	$(20)

Interest Rate Swaps

In May 2009, the Company entered into two interest rate swap arrangements, which are effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. The current portion of the fair value asset of the swaps at December 31, 2010 is $816 and is recorded in other current assets. The long-term portion of the fair value asset of the swaps at December 31, 2010 was $448 and is recorded in other assets. The current portion of the fair value asset of the swap at December 31, 2009 is $1,529 and is recorded in current assets. The long-term portion of the fair value liability of the swaps at December 31, 2009 was $1,549 and is recorded in other long-term liabilities. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2009	$—
Transfers to Level 3	—
Total unrealized gains or (losses) included in earnings	(485)
Total gains or (losses) included in other comprehensive income	—
Purchases and settlements	465

Balance at December 31, 2009	$(20)

Transfers to Level 3	—
Total unrealized gains or (losses) included in earnings	419
Total gains or (losses) included in other comprehensive income	—
Purchases and settlements	865

Balance at December 31, 2010	$1,264

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

As of December 31, 2010, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through October 2011. As of December 31, 2010, there were 5.3 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through October 2011. Under these swap agreements, the Company will pay fixed prices ranging from $2.13 to $2.55 per gallon.

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

The Company formally assesses, at inception and on an ongoing basis, the effectiveness of hedges in offsetting changes in the cash flows of hedged items. Hedge accounting treatment is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items for forecasted fuel purchases), (2) the derivative expires or is sold, terminated or exercised, (3) it is no longer probable that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. If management elects to stop hedge accounting for its fuel hedges, it would be on a prospective basis and any hedges in place would be recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until all the related forecasted fuel purchases are utilized.

The Company is exposed to counterparty credit risk associated with non-performance of its hedging instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

At each balance sheet date, unrealized gains and losses on fuel hedge contracts are recorded as a component of AOCI in the consolidated balance sheets. Gains and losses realized upon settlement of fuel hedge contracts are reclassified from AOCI as the fuel is utilized, as a reduction of fuel expense, which is a component of costs of contract revenues in the consolidated statements of operations.

At December 31, 2010 and 2009, the fair value asset on the fuel hedge contracts was estimated to be $595 and $897, respectively, and is recorded in other current assets. The gain reclassified to earnings from changes in fair value of derivatives, net of taxes, in 2010 was $321. The remaining gains included in accumulated other comprehensive income at December 31, 2010 will be reclassified into earnings over the next ten months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of interest rate and fuel hedge contracts outstanding as of December 31, 2010 and 2009, respectively, is as follows:

	Fair Value of Derivatives At December 31, 2010
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability
Interest rate swaps	Other current assets	$816	Accrued expenses	$—
Interest rate swaps	Other assets	448	Other Liabilities	—
Fuel hedge contracts	Other current assets	595	Accrued expenses	—

Total Derivatives		$1,859		$—

	Fair Value of Derivatives At December 31, 2009
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability
Interest rate swaps	Other current assets	$1,529	Other Liabilities	$(1,549)
Fuel hedge contracts	Other current assets	897	Accrued expenses	—

Total Derivatives		$2,426		$(1,549)

13.    INCOME TAXES

The provision for income taxes as of December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Federal:
Current	$11,602	$7,632	$1,057
Deferred	6,772	1,737	1,896
State:
Current	2,431	1,967	1,186
Deferred	(602)	(521)	(300)
Foreign—current	351	168	—

Total	$20,554	$10,983	$3,839

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate as of December 31, 2010, 2009 and 2008 as follows:

	2010	2009	2008
Tax provision at statutory U.S. federal income tax rate	$18,996	$9,001	$3,189
State income tax—net of federal income tax benefit	1,497	729	519
Foreign income tax benefit	440	—	—
Secondary offering expenses	—	207	—
Tax on (income) loss attributable to noncontrolling interests	268	957	(103)
Changes in unrecognized tax benefits	(1,215)	—	—
Changes in valuation allowance	59
Other	509	89	234

Income tax provision	$20,554	$10,983	$3,839

At December 31, 2010 and 2009, the Company had net operating loss carryforwards for state income tax purposes totaling $17,481 and $7,778, respectively. The outstanding carryforwards will expire between 2017 and 2024. At December 31, 2010, a valuation allowance has been established for a portion of the deferred tax asset related to these state net operating loss carryforwards in the amount of $271.

The Company also has foreign net operating loss carryforwards of approximately $7,463 and $5,445 as of December 31, 2010 and 2009, respectively. The net operating losses expire between 2010 and 2030. At December 31, 2010 and 2009, a full valuation allowance has been established for the deferred tax asset of $1,265 and $1,477 respectively, related to foreign net operating loss carryforwards, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

As of December 31, 2010 and 2009, the Company had $630 and $2,038, respectively, in unrecognized tax benefits, the recognition of which would have an impact of $345 and $1,078 on the effective tax rate.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period.

	2010	2009	2008
Unrecognized tax benefits—January 1	$2,038	$2,220	$1,867
Gross increases—tax positions in prior period	—	142	169
Gross increases—current period tax positions	—	69	184
Gross decreases—expirations in prior period	(113)	(231)
Gross decreases—tax positions in prior period	(1,015)	(42)
Settlements	(280)	(120)	—

Unrecognized tax benefits—December 31,	$630	$2,038	$2,220

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, the Company had approximately $175 and $765, respectively, of interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2007 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2006. In foreign jurisdictions in which the Company operates all significant years are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Accrued liabilities	$10,387	$7,075
Foreign NOLs	1,265	1,477
State NOLs	777	625
Valuation allowance	(1,536)	(1,477)

Total deferred tax assets	10,893	7,700

Deferred tax liabilities:
Depreciation and amortization	(94,713)	(83,694)
Investment in NASDI, LLC and Yankee Environmental Services	(155)	(576)
Fuel hedges	(237)	(358)

Total deferred tax liabilities	(95,105)	(84,628)

Net deferred tax liabilities	$(84,212)	$(76,928)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$8,254	$4,714
Net noncurrent deferred tax liabilities	(92,466)	(81,642)

Net deferred tax liabilities	$(84,212)	$(76,928)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. With the exception of certain state and foreign net operating loss carryforwards, a valuation allowance has not been recorded to reduce the balance of deferred tax assets at either December 31, 2010, or December 31, 2009, because the Company believes that it is more likely than not that the deferred income tax assets will ultimately be realized.

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

In 2008 the Company entered into a sale-leaseback transaction for the vessel GL177. The Company sold the vessel for $16,665, and an immaterial loss was recorded on the sale. Proceeds of the sale were used for general corporate purposes. The Company will lease the vessel through November 2017 under a long-term operating lease.

Future minimum operating lease payments at December 31, 2010, are as follows:

2011	$17,372
2012	15,887
2013	14,270
2014	13,811
2015	13,832
Thereafter	33,838

Total minimum operating lease payments	$109,010

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2010, 2009 and 2008 was $17,397, $17,718, and $17,480, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

15.    RETIREMENT PLANS

The Company sponsors three 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its non-union hourly employees (“Hourly Plan”) and a third plan specifically for its employees that are members of a tugboat union. Under the Salaried Plan and Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company’s expense for matching and discretionary contributions for 2010, 2009 and 2008, was $4,726, $4,086, and $3,853, respectively. Participation in and contributions to the plan for the tugboat union employees are not significant.

The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan’s termination or the Company’s withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits. However, information from the plans’ administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits. Total contributions to multi-employer pension plans for the years ended December 31, 2010, 2009 and 2008, were $8,058, $6,662, and $6,013, respectively.

16.     SEGMENT INFORMATION

The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for 2010, 2009 and 2008, is provided as follows:

	2010	2009	2008
Dredging:
Contract revenues	$608,969	$574,311	$484,659
Operating income	70,504	49,844	22,209
Depreciation and amortization	31,532	29,853	27,751
Total assets	646,158	626,746	591,179
Property and equipment—net	315,140	281,520	287,614
Goodwill	76,575	76,575	76,575
Investment in joint ventures	7,329	7,943	8,949
Capital expenditures	28,838	23,924	43,224
Demolition:
Contract revenues	77,953	47,933	102,220
Operating income (loss)	(2,074)	(7,593)	3,888
Depreciation and amortization	2,769	3,170	2,373
Total assets	47,667	38,680	74,976
Property and equipment—net	8,091	9,637	9,271
Goodwill	21,474	21,474	21,224
Capital expenditures	1,025	3,375	3,678
Total:
Contract revenues	686,922	622,244	586,879
Operating income	68,430	42,251	26,097
Depreciation and amortization	34,301	33,023	30,124
Total assets	693,825	665,426	666,155
Property and equipment—net	323,231	291,157	296,885
Goodwill	98,049	98,049	97,799
Investment in joint ventures	7,329	7,943	8,949
Capital expenditures	29,863	27,299	46,902

The Company classifies the revenue related to its dredging projects into the following types of work:

	2010	2009	2008
Capital dredging—U.S.	$300,873	$203,147	$153,414
Capital dredging—foreign	82,898	134,123	172,345
Beach nourishment dredging	106,163	62,133	63,550
Maintenance dredging	119,035	174,908	95,350

Total Dredging	$608,969	$574,311	$484,659

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2010, 2009 and 2008, as follows:

	2010	2009	2008
Contract revenues	$82,898	$134,123	$172,345
Costs of contract revenues	(76,708)	(124,355)	(143,333)

Gross profit	$6,190	$9,768	$29,012

In 2010, 2009 and 2008, the majority of the Company’s foreign revenue came from projects in the Middle East, primarily Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2010 and 2009, long-lived assets with a net book value of $110,586 and $102,285, respectively, were located outside of the U.S.

The Company’s pre- tax income from domestic and foreign operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Pre-tax income from domestic operations	$56,333	$28,745	$(1,827)
Pre-tax income from foreign operations	(2,059)	(3,028)	10,938

Total pre-tax income	$54,274	$25,717	$9,111

17.     CONCENTRATIONS OF RISK

The Company’s primary dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to waterway navigation and flood control. In 2010, 2009 and 2008, 53.5%, 56.0%, and 48.6%, respectively, of contract revenues were earned from dredging contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2010 and 2009, approximately 32.9% and 47.4%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government dredging contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s dredging operations can be influenced by the level and timing of federal funding.

In addition, the Company’s work overseas is primarily with the government of Bahrain which accounted for 8.1%, 20.3%, and 27.5% of total revenue in 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, approximately 20.7% and 35.5%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with the government of Bahrain. There is a dependence on future projects in the Bahrain region, as vessels are currently located there. However, certain of the vessels located in Bahrain can be moved back to the US or all can be moved to other international markets as opportunities arise.

18.     COMMITMENTS AND CONTINGENCIES

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of $70,662 at December 31, 2010. The bonding agreement contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens and take certain other actions. At December 31, 2010, the Company was in compliance with its various covenants under the bonding agreement. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At December 31, 2010, the Company had outstanding performance bonds valued at approximately $368,964; however, the revenue value remaining in backlog related to these projects totaled approximately $176,487.

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

The Company or its former subsidiary, NATCO Limited Partnership, is named as a defendant in approximately 251 asbestos-related personal injury lawsuits, the majority of which were filed between 1989 and 2000. All of the cases, filed against the Company prior to 1996, were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Over the last year, hundreds of lawsuits have been reactivated in an effort to clean out the administrative docket. Prior to the commencement of discovery in any of the reactivated cases, counsel for plaintiffs agreed to name a group of cases that they intended to pursue and to dismiss the remaining cases without prejudice. Plaintiffs have now named 33 cases against the Company that they intend to pursue, each of which involves one plaintiff. The remaining cases against the Company, either have been or will be dismissed. Plaintiffs in the dismissed cases could file a new lawsuit if they develop a new disease allegedly caused by exposure to asbestos on board our vessels. Management does not believe that any of the 33 lawsuits will have a material adverse impact on our consolidated financial statements. We are presently unable to quantify the amounts of damages being sought in these lawsuits because none of the complaints specify a damage amount; therefore, we have not accrued any amounts in respect of these lawsuits. We do not believe that it is probable that losses from these claims could be material, and an estimate of a range of losses relating to these claims cannot reasonably be made.

On August 26, 2009, NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. NASDI believes that the Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Although the matter remains open, no lawsuit has been filed. Per the Attorney General’s request, NASDI executed a tolling agreement regarding the matter. Should charges be brought, NASDI intends to defend itself vigorously on this matter. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material adverse impact on its financial position or results of operations and cash flows.

19.     MATTESON ACQUISITION

On December 31, 2010, the Company acquired the assets of L.W. Matteson, Inc., a maintenance dredging, environmental dredging and levee construction company located in Burlington, IA, for a base purchase price of $45 million. The Matteson acquisition expands the Company’s service offering into inland river, lakes and environmental dredging and levee construction using dredge material. The purchase price was subject to an adjustment based upon the closing working capital balance, which resulted in the recognition of additional purchase price of $369. Furthermore, the seller may receive cash payments for any of the calendar years ended 2011, 2012 and 2013 if certain earnings based criteria are met. Per the purchase agreement, if Business EBITDA for any of these calendar years exceeds $9.0 million but is equal to or less than $12.0 million, the earnout payment shall be an amount equal to the product of (i) the amount by which Business EBITDA for such earnout period exceeds $9.0 million multiplied by (ii) 15%, and if Business EBITDA for such earnout period is greater than $12.0 million, the earnout payment shall be in an amount equal to the sum of (i) $450 plus (ii) the product of (x) the amount by which Business EBITDA for such earnout period exceeds $12.0 million multiplied by (y) 25%. There is no limit to the amount of earnout the seller may receive. The fair value of the recorded earnout liability is $1,640 of which $547 is recorded in accrued liabilities and $1,093 is recorded in other liabilities.

Matteson operates within the dredging segment.

The acquisition was funded with $37.5 million in cash and a seller note of $7.5 million. The following table summarizes the allocation of purchase price:

Property, plant and equipment	$36,173
Inventories	4,637
Accounts receivable	4,173
Intangible assets	2,670
Other assets and liabilities - net	(644)

Total	$47,009

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed using estimated fair values as of the acquisition date.

Amortization expense related to these intangible assets is estimated to be $2,239 in 2011, and $108 in 2012, 2013, 2014 and 2015. See Note 7 for more details on intangible assets.

As the acquisition took place on December 31, 2010, no income or earnings of Matteson were included in the consolidated statement of operations of the Company for the period ended December 31, 2010.

The following unaudited pro forma consolidated financial information present the consolidated results of operations of the Company as they may have appeared had the acquisition described above occurred as of January 1, 2009 for purposes of the unaudited pro forma consolidated statements of operations.

The unaudited pro forma consolidated financial information are provided for illustrative purposes only and do not purport to present what the actual results of operations would have been had the transaction actually occurred on the date indicated, nor does it purport to represent results of operations for any future period. The information does not reflect any cost savings or other benefits that may be obtained through synergies among the operations of the Company.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	(Unaudited)
Revenue as reported	$686,922	$622,244
Revenue of purchased businesses for the period prior to acquisition	37,183	41,003

Pro forma revenue	$724,105	$663,247

Net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$34,609	$17,468
Net income of Matteson including pro forma acquisition accounting adjustments	3,257	4,134

Pro forma net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$37,866	$21,602

20.     YANKEE ACQUISITION

On January 1, 2009, the Company acquired Yankee. The acquisition of this business was accomplished as an asset purchase through a new subsidiary, Yankee Environmental Services, LLC. The total purchase price was $1,891 of which NASDI Holdings, contributed 65% of the purchase price, $1,229, with the remaining 35% of the purchase price paid by other investors, one of which is Christopher A. Berardi. Yankee provides environmental remediation services including asbestos abatement and removal of other hazardous materials to private and government entities including schools, universities, hospitals and other businesses throughout the New England area. Yankee has previously been a subcontractor on many NASDI projects, and continues to serve as a subcontractor on many NASDI projects subsequent to the acquisition. The acquisition of Yankee provides an avenue to diversify the Company’s demolition business to include abatement capabilities and make NASDI more competitive on jobs requiring these services. Yankee operates within the demolition segment.

The assets and liabilities associated with this 65% interest were adjusted to their estimated fair values. A summary of the allocation of purchase price to the assets acquired is as follows:

Property, plant and equipment	$725
Intangible assets	879
Goodwill	250
Other assets and liabilities	37

Total	$1,891
Noncontrolling interests	662

Company’s interest in Yankee	$1,229

Amortization expense related to these intangible assets is estimated to be $125 in 2011, $43 in 2012 and 2013 and $26 in 2014 and 2015. See Note 7 for more details on intangible assets.

21.     SENIOR MANAGEMENT REORGANIZATION

In April 2010, the Board of Directors of the Company eliminated the position of Chief Operating Officer and created a new position, President of Dredging Operations. In connection with this operational restructuring, Richard M. Lowry, Chief Operating Officer, left the Company and is receiving severance in accordance with his Employment Agreement.

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

The Company recorded expense of $6,428, in connection with these arrangements during 2010. These payments are being made over a one to three year period per the terms of each former executive’s arrangement and, as of December 31, 2010, $4,474 remained unpaid and was included in accrued expense and other liabilities.

Effective September 7, 2010, Messrs. Berger and Biemeck continue as directors but are no longer appointed to Board Committees and Mr. Biemeck no longer serves as Lead Director.

22.     SUBSIDIARY GUARANTORS

The Company’s long-term debt at December 31, 2010 includes $175,000 of 7.75% senior subordinated notes which mature on December 15, 2013. The Company’s obligations under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several. In January 2011, the Company redeemed these Notes (See Note 11).

The following supplemental financial information sets forth for the Company’s 100%-Owned Subsidiary Guarantors (on a combined basis), each of the Company’s Non 100%-Owned Subsidiary Guarantors, the Company’s non-guarantor subsidiary and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of December 31, 2010 and 2009;

(ii)	statements of operations for the years ended December 31, 2010, 2009 and 2008; and

(iii)	statements of cash flows for the year ended December 31, 2010, 2009 and 2008.

The Company’s Form 10-K for the year ended December 31, 2010 includes separate financial statements for NASDI and Yankee. The separate financial information for NASDI and Yankee reconciles to the respective NASDI and Yankee financial information included in this supplemental consolidating financial information after considering timing differences in reflecting audit adjustments for each company that are immaterial to the Company’s consolidated financial statements. The NASDI difference results from a 2009 audit adjustment that was made to its separate financial statements in April 2010, subsequent to the filing of 2009 supplemental consolidating financial statements in the Company’s 2009 Form 10-K. The Yankee difference also results from a 2009 audit adjustment to its separate financial statements. That adjustment was identified upon completion of the Yankee 2009 audit in December 2010. The adjustments have been reflected in 2010 and 2009 activity.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(In thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,375	$41	$47	$15	$—	$—	$48,478
Accounts receivable—net	76,062	17,921	1,565	—	—	—	95,548
Receivables from affiliates	43,210	—	3,060	2,738	6,745	(55,753)	—
Contract revenues in excess of billings	16,972	7,805	94	—	—	(29)	24,842
Inventories	31,734	—	—	—	—	—	31,734
Prepaid expenses	3,246	—	—	—	202	—	3,448
Other current assets	9,820	33	8	—	9,058	—	18,919

Total current assets	229,419	25,800	4,774	2,753	16,005	(55,782)	222,969
PROPERTY AND EQUIPMENT—Net	315,139	7,819	273	—	—	—	323,231
GOODWILL	76,575	21,224	250	—	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	2,889	128	263	—	—	—	3,280
INVESTMENTS IN SUBSIDIARIES	24,527	—	—	—	528,425	(552,952)	—
INVENTORIES—Noncurrent	27,128	—	—	—	—	—	27,128
INVESTMENTS IN JOINT VENTURES	7,329	—	—	—	—	—	7,329
OTHER ASSETS	7,704	—	—	—	4,350	(215)	11,839

TOTAL	$690,710	$54,971	$5,560	$2,753	$548,780	$(608,949)	$693,825

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,351	$14,183	$1,187	$—	$—	$—	$82,721
Payables to affiliates	37,872	14,151	3,655	—	—	(55,678)	—
Accrued expenses	27,682	2,829	693	—	1,605	—	32,809
Billings in excess of contract revenues	13,227	894	467	—	—	(104)	14,484
Current portion of note payable	2,500	—	—	—	—	—	2,500
Current portion of equipment debt	—	303	—	—	—	—	303

Total current liabilities	148,632	32,360	6,002	—	1,605	(55,782)	132,817
LONG TERM NOTE PAYABLE	5,000	—	—	—	—	—	5,000
7 3/4% SENIOR SUBORDINATED NOTES	—	—	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	—	—	—	—	92,681	(215)	92,466
OTHER	8,653	395	—	—	2,669	—	11,717

Total liabilities	162,285	32,755	6,002	—	271,955	(55,997)	417,000
Total Great Lakes Dredge & Dock Corporation Equity	528,425	22,216	(442)	2,753	278,953	(552,952)	278,953
NONCONTROLLING INTERESTS	—	—	—	—	(2,128)	—	(2,128)

TOTAL EQUITY	528,425	22,216	(442)	2,753	276,825	(552,952)	276,825

TOTAL	$690,710	$54,971	$5,560	$2,753	$548,780	$(608,949)	$693,825

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Subsidiary Guarantors
	100%-Owned	NASDI	Yankee	Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
CONTRACT REVENUES	$608,970	$74,490	$8,538	$—	$—	$(5,076)	$686,922
COSTS OF CONTRACT REVENUES	(491,232)	(68,522)	(9,462)	—	—	5,076	(564,140)

GROSS PROFIT (LOSS)	117,738	5,968	(924)	—	—	—	122,782
GENERAL AND ADMINISTRATIVE EXPENSES	(43,667)	(6,417)	(702)	—	(3,566)	—	(54,352)

Total operating income (loss)	74,071	(449)	(1,626)	—	(3,566)	—	68,430
INTEREST EXPENSE (Net)	426	(400)	(95)	—	(13,473)	—	(13,542)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(2,570)	—	—	—	72,886	(70,316)	—
EQUITY IN LOSS OF JOINT VENTURE	(614)	—	—	—	—	—	(614)

INCOME (LOSS) BEFORE INCOME TAXES	71,313	(849)	(1,721)	—	55,847	(70,316)	54,274
INCOME TAX (PROVISION) BENEFIT	1,573	—	—	—	(22,127)	—	(20,554)

NET INCOME (LOSS)	72,886	(849)	(1,721)	—	33,720	(70,316)	33,720
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	889	—	889

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$72,886	$(849)	$(1,721)	$—	$34,609	$(70,316)	$34,609

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Subsidiary Guarantors			Non- Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
CONTRACT REVENUES	$574,311	$44,245	$7,776	$—	$—	$(4,088)	$622,244
COSTS OF CONTRACT REVENUES	(485,337)	(45,466)	(7,240)	—	(45)	4,088	(534,000)

GROSS PROFIT (LOSS)	88,974	(1,221)	536	—	(45)	—	88,244
GENERAL AND ADMINISTRATIVE EXPENSES	(35,960)	(5,849)	(1,034)	—	(3,150)	—	(45,993)

Total operating income (loss)	53,014	(7,070)	(498)	—	(3,195)	—	42,251
INTEREST EXPENSE (Net)	280	(321)	(115)	—	(15,994)	—	(16,150)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(8,004)	—	—	—	47,308	(39,304)	—
EQUITY IN LOSS OF JOINT VENTURE	(384)	—	—	—	—	—	(384)

INCOME (LOSS) BEFORE INCOME TAXES	44,906	(7,391)	(613)	—	28,119	(39,304)	25,717
INCOME TAX (PROVISION) BENEFIT	2,402	—	—	—	(13,385)	—	(10,983)

NET INCOME (LOSS)	47,308	(7,391)	(613)	—	14,734	(39,304)	14,734
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	2,734	—	2,734

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$47,308	$(7,391)	$(613)	$—	$17,468	$(39,304)	$17,468

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Subsidiary Guarantors		Non- Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI
CONTRACT REVENUES	$484,659	$102,220	$—	$—	$—	$586,879
COSTS OF CONTRACT REVENUES	(427,362)	(90,017)	—	(197)	—	(517,576)

GROSS PROFIT (LOSS)	57,297	12,203	—	(197)	—	69,303
GENERAL AND ADMINISTRATIVE EXPENSES	(33,288)	(8,198)	(64)	(1,656)	—	(43,206)

Total operating income (loss)	24,009	4,005	(64)	(1,853)	—	26,097
INTEREST EXPENSE—Net	(2)	(1,025)	—	(15,944)	—	(16,971)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	2,887	—	—	25,946	(28,833)	—
EQUITY IN LOSS OF JOINT VENTURE	(15)	—	—	—	—	(15)

INCOME (LOSS) BEFORE INCOME TAXES	26,879	2,980	(64)	8,149	(28,833)	9,111
INCOME TAX (PROVISION) BENEFIT	(933)	(51)	22	(2,877)	—	(3,839)

NET INCOME (LOSS)	25,946	2,929	(42)	5,272	(28,833)	5,272
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	(293)	—	(293)

NET INCOME (LOSS) LOSS ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$25,946	$2,929	$(42)	$4,979	$(28,833)	$4,979

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
OPERATING ACTIVITIES—
Net cash flows provided by (used in) operating activities	$160,459	$(3,211)	$(1,026)	$—	$(32,691)	$—	$123,531
INVESTING ACTIVITIES:
Purchases of property and equipment	(24,449)	(755)	(54)	—	—	—	(25,258)
Dispositions of property and equipment	414	—	17	—	—	—	431
Acquisition of L.W. Matteson	(37,869)	—	—	—	—	—	(37,869)

Net cash flows used in investing activities	(61,904)	(755)	(37)	—	—	—	(62,696)

FINANCING ACTIVITIES:
Borrowings under revolving loans	—	—	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	—	—	(25,968)	—	(25,968)
Exercise of stock options	656	—	—	—	—	—	656
Dividends paid	—	—	—	—	(4,012)	—	(4,012)
Net change in accounts with affiliates	(53,612)	5,006	897	6	47,703	—	—
Repayments of long-term debt	(29)	(1,157)	—	—	—	—	(1,186)
Repayment of capital lease debt	(29)	(36)	—	—	—	—	(65)

Net cash flows provided by (used in) financing activities	(53,014)	3,813	897	6	32,691	—	(15,607)

NET CHANGE IN CASH AND EQUIVALENTS	45,541	(153)	(166)	6	—	—	45,228
CASH AND CASH EQUIVALENTS—Beginning of year	2,834	194	213	9	—	—	3,250

CASH AND CASH EQUIVALENTS—End of year	$48,375	$41	$47	$15	$—	$—	$48,478

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Subsidiary Guarantors			Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI	Yankee
OPERATING ACTIVITIES—
Net cash flows provided by (used in) operating activities	$86,641	$(3,695)	$(2,545)	$—	$(26,403)	$—	$53,998
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,563)	(2,103)	—	—	—	—	(24,666)
Dispositions of property and equipment	615	413	—	—	—	—	1,028
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	—	(1,891)	—	—	1,891	(1,229)

Net cash flows used in investing activities	(23,177)	(1,690)	(1,891)	—	—	1,891	(24,867)

FINANCING ACTIVITIES:
Borrowings under revolving loans	—	—	—	—	158,877	—	158,877
Repayments of revolving loans	—	—	—	—	(189,377)	—	(189,377)
Dividends paid	—	—	—	—	(3,992)	—	(3,992)
Members’ capital contribution to acquire assets of Yankee	—	—	1,891	—	—	(1,891)	—
Net change in accounts with affiliates	(71,064)	7,407	2,758	4	60,895	—	—
Repayments of long-term debt	(1)	(1,773)	—	—	—	—	(1,774)
Repayment of capital lease debt	(93)	—	—	—	—	—	(93)
Distributions from subsidiaries	171	(171)	—	—	—	—	—

Net cash flows provided by (used in) financing activities	(70,987)	5,463	4,649	4	26,403	(1,891)	(36,359)

NET CHANGE IN CASH AND EQUIVALENTS	(7,523)	78	213	4	—	—	(7,228)
CASH AND CASH EQUIVALENTS—Beginning of year	10,357	116	—	5	—	—	10,478

CASH AND CASH EQUIVALENTS—End of year	$2,834	$194	$213	$9	$—	$—	$3,250

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Subsidiary Guarantors		Non-Guarantor Subsidiary	GLDD Corporation	Eliminations	Consolidated Totals
	100%-Owned	NASDI
OPERATING ACTIVITIES—
Net cash flows provided by (used in) operating activities	$34,018	$4,802	$(42)	$(23,973)	$—	$14,805
INVESTING ACTIVITIES:
Purchases of property and equipment	(43,108)	(1,376)	—	—	—	(44,484)
Dispositions of property and equipment	17,422	23	—	—	—	17,445
Changes in restricted cash	787	—	—	—	—	787
Purchase NASDI minority interest shares	(5)	—	—	—	—	(5)

Net cash flows used in investing activities	(24,904)	(1,353)	—	—	—	(26,257)

FINANCING ACTIVITIES:
Borrowings under revolving loans	—	—	—	222,443	—	222,443
Repayments of revolving loans	—	—	—	(202,443)	—	(202,443)
Dividends paid	(3,981)	—	—	—	—	(3,981)
Net change in accounts with affiliates	(2,439)	(1,581)	41	3,979	—	—
Repayments of long-term debt	—	(2,148)	—	—	—	(2,148)
Repayment of capital lease debt	(174)	—	—	—	—	(174)
Repurchase of preferred and common shares	—	—	—	(6)	—	(6)

Net cash flows provided by (used in) financing activities	(6,594)	(3,729)	41	23,973	—	13,691

NET CHANGE IN CASH AND EQUIVALENTS	2,520	(280)	(1)	—	—	2,239
CASH AND CASH EQUIVALENTS—Beginning of year	7,837	396	6	—	—	8,239

CASH AND CASH EQUIVALENTS—End of year	$10,357	$116	$5	$—	$—	$10,478

Great Lakes Dredge & Dock Corporation

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2008
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	1,489	—	—	(239)	1,250

Year ended December 31, 2009
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	1,250	69	—	(69)	1,250

Year ended December 31, 2010
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	1,250	447	—	(42)	1,655

NASDI, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers

NASDI, LLC

Waltham, Massachusetts

We have audited the accompanying balance sheets of NASDI, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Also as indicated in Note 1 to the financial statements, the Company is a subsidiary of GLDD. The accompanying financial statements have been prepared from the records maintained by the Company and GLDD and may not necessarily be indicative of the conditions that would have existed or the results of the operations if the Company had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from GLDD’s income and expenses applicable to GLDD as a whole. GLDD has provided a letter to the Company indicating that it will not demand the Company repay the amounts payable to GLDD prior to January 2, 2013 even though such payables are due on demand.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 14, 2011

NASDI, LLC

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(in thousands)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41	$194
Accounts receivable - net	17,921	10,194
Contract revenues in excess of billings	7,805	1,989
Prepaid expenses and other current assets	33	129

Total current assets	25,800	12,506
PROPERTY AND EQUIPMENT - Net	7,819	9,187
GOODWILL	21,224	21,224
OTHER INTANGIBLE ASSETS - Net	128	279

TOTAL	$54,971	$43,196

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,183	$7,623
Payables to parent	11,166	8,078
Payables to affiliate	2,985	1,067
Accrued liabilities	2,829	1,457
Billings in excess of contract revenues	894	791
Current portion of equipment debt	303	1,200

Total current liabilities	32,360	20,216
OTHER	395	370

Total liabilities	32,755	20,586
COMMITMENTS AND CONTINGENCIES (NOTE 14)
MEMBERS’ EQUITY	22,216	22,610

TOTAL	$54,971	$43,196

See Notes to Financial Statements

NASDI, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands)

	2010	2009	2008
CONTRACT REVENUES	$74,945	$43,790	$102,220
COSTS OF CONTRACT REVENUES	68,522	45,466	90,017

GROSS PROFIT (LOSS)	6,423	(1,676)	12,203

OPERATING EXPENSES:
General and administrative expenses	6,417	5,849	8,198

Total operating expenses	6,417	5,849	8,198

OPERATING INCOME (LOSS):	6	(7,525)	4,005
OTHER INCOME (EXPENSE)
Interest income	—	—	3
Interest expense	(32)	(104)	(193)
Interest expense to related party	(368)	(217)	(835)

Total other expense	(400)	(321)	(1,025)

INCOME (LOSS) BEFORE INCOME TAXES	(394)	(7,846)	2,980
INCOME TAX EXPENSE	—	—	51

NET (LOSS) INCOME	$(394)	$(7,846)	$2,929

See Notes to Financial Statements

NASDI, LLC

STATEMENTS OF MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands)

	Common Stock	Members’ Equity	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE — January 1, 2008	$—		$3,655	$(4,962)	$(1,307)
Conversion of debt from affiliate into equity (Note 1)			27,242	—	27,242
Acquisition of remaining 15% interest and conversion	—
to a limited liability company (Note 1)		$30,305	(30,897)	2,355	1,763
Net income		322	—	2,607	2,929

BALANCE — December 31, 2008		30,627	—	—	30,627
Distributions		(171)			(171)
Net loss		(7,846)	—	—	(7,846)

BALANCE — December 31, 2009		22,610	—	—	22,610
Net loss		(394)	—	—	(394)

BALANCE — December 31, 2010		$22,216	$—	$—	$22,216

See Notes to Financial Statements

NASDI, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(394)	$(7,846)	$2,929
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,424	2,484	2,373
Deferred income taxes	—	—	(873)
Loss (gain) on dispositions of property and equipment	(40)	56	(12)
Changes in assets and liabilities:
Accounts receivable	(7,727)	(482)	9,633
Contract revenues in excess of billings	(5,816)	4,474	(3,169)
Prepaid expenses and other current assets	96	(129)	640
Accounts payable and accrued liabilities	7,932	(2,199)	(4,723)
Billings in excess of contract revenues	103	(53)	(97)
Other noncurrent assets and liabilities	211	—	(1,899)

Net cash (used in) provided by operating activities	(3,211)	(3,695)	4,802

INVESTING ACTIVITIES:
Purchases of property and equipment	(755)	(2,103)	(1,376)
Dispositions of property and equipment	—	413	23

Net cash used in investing activities	(755)	(1,690)	(1,353)

FINANCING ACTIVITIES:
Change in payables to parent and affiliates	5,006	7,407	(1,581)
Repayments of equipment debt	(1,193)	(1,773)	(2,148)
Distributions	—	(171)	—

Net cash provided by (used in) financing activities	3,813	5,463	(3,729)

Net change in cash and cash equivalents	(153)	78	(280)
Cash and cash equivalents - Beginning of year	194	116	396

Cash and cash equivalents - End of year	$41	$194	$116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$32	$104	$193

Cash paid for income taxes	$—	$—	$835

NONCASH INVESTING ACTIVITY
Property and equipment purchased on equipment notes	$109	$615	$2,213

NONCASH FINANCING ACTIVITY
Non cash conversion of debt to equity	$—	$—	$27,242

See Notes to Financial Statements

NASDI, LLC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 AND 2009 AND FOR THE

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

The accompanying financial statements have been prepared from the records maintained by the Company and GLDD and may not necessarily be indicative of the conditions that would have existed or the results of the operations if the Company had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from GLDD’s income and expenses applicable to GLDD as a whole. GLDD has provided a letter to the Company indicating that it will not demand the Company repay the amounts payable to GLDD prior to January 2, 2013 even though such payables are due on demand.

Remaining 15% Interest Acquisition by GLDD — On April 30, 2008, GLDD acquired the remaining 15% interest in North American Site Developers, Inc. (“NASDI Inc.”), which it did not previously own, from Christopher A. Berardi, then President of NASDI Inc. Following the acquisition of this remaining interest, GLDD converted $27,242 of debt owed to GLDD by NASDI Inc. into Class A interests. Additionally, the Company also entered into a series of transactions for the purpose of restructuring the Company’s arrangements with Mr. Berardi. As a result of these transactions, the operations of NASDI Inc. were contributed into the Company, a newly formed Delaware limited liability company, which then issued the Class A and Class B member interests. Accordingly, the operations for the period from January 1, 2007 to April 30, 2008 reflected in these financial statements are of NASDI, Inc., the predecessor company. Also, throughout this same period, NASDI, Inc. had 1,000 shares of common stock (par value of $0.01 per share) authorized, issued and outstanding.

Pursuant to the terms of the Company’s Limited Liability Company Agreement, GLDD has the ability to call Mr. Berardi’s 35% Class B interest upon Mr. Berardi’s termination of employment, upon a change in control related to GLDD or any time after December 31, 2010. The call payment is based on a formula that considers the Company’s average annual EBITDA for a two-year period, as adjusted for the Class A liquidation preference and outstanding indebtedness of the Company. The call payment is limited, in certain situations, to a maximum of $1,500.

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

Revenues and Cost Recognition on Contracts — The majority of the Company’s contracts for demolition services are fixed-price contracts, with others managed as time and materials or equipment rental projects. Substantially all of the Company’s contract revenues, including salvage revenues, are recognized under the percentage-of-completion method, using a cost-to-cost method to measure the extent of progress toward completion. Contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each project. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology. Such change orders are considered changes in the scope of the original projects to which they relate and the project estimates are adjusted accordingly.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance, and rentals), subcontracts, and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed. Contract revenues include revenues from salvage proceeds for the years ended December 31, 2010, 2009, and 2008 totaling $7,138, $5,235, and $10,973, respectively.

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

Property and Equipment — Net — Capital additions, improvements, and major renewals are classified as property and equipment and are carried at depreciated cost. Maintenance and repairs that do not significantly extend the useful lives of the assets or enhance the capabilities of such assets are charged to earnings as incurred. Depreciation is recorded over the estimated useful lives of property and equipment using the straight-line method and the mid-year depreciation convention. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the estimated useful life of the asset. The estimated useful lives by class of assets are:

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

The Company performed its annual test of impairment as of July 1, 2010 with no indication of goodwill impairment as of the test date. As of the measurement date, the estimated fair value was approximately 25% above the carrying value. No test was performed as of December 31, 2010 as based on the Company’s current forecasts, no triggering events which would require a test were deemed to have occurred.

Long-Lived Assets — Long-lived assets are composed of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell. No triggering events were identified in 2010, 2009 or 2008.

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

Comprehensive Income (Loss) — Comprehensive income (loss) is equal to net income (loss) as presented in the statements of operations.

3.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 and 2009 are as follows:

	2010	2009
Completed contracts	$1,787	$2,799
Contracts in progress	12,482	4,558
Retainage	4,452	3,337

	18,721	10,694
Allowance for doubtful accounts	(800)	(500)

Total accounts receivable—net	$17,921	$10,194

4.	CONTRACTS IN PROGRESS

The components of contracts in progress at December 31, 2010 and 2009 are as follows:

	2010	2009
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$48,095	$25,238
Amounts billed	(41,072)	(23,612)

Costs and earnings in excess of billings for contracts in progress	7,023	1,626
Costs and earnings in excess of billings for completed contracts	782	363

Total contract revenues in excess of billings	$7,805	$1,989

Billings in excess of costs and earnings:
Amounts billed	(9,215)	$(13,903)
Costs and earnings for contracts in progress	8,321	13,112

Total billings in excess of contract revenues	$(894)	$(791)

5.	GOODWILL

The change in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 is as follows:

Balance - January 1, 2009
Goodwill	$26,040
Accumulated impairment losses	(4,816)

Balance - January 1, 2009 and December 31, 2009	$21,224

Balance - December 31, 2010	$21,224

6.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
Leasehold improvements	$2,277	$1,740
Furniture and fixtures	60	59
Operating equipment	15,471	15,277

Total property and equipment	17,808	17,076
Accumulated depreciation	(9,989)	(7,889)

Property and equipment — net	$7,819	$9,187

Depreciation expense was $2,273, $2,334 and $2,074 for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	INTANGIBLE ASSETS

At December 31, 2010 and 2009, the net book value of identifiable intangible assets was as follows:

As of December 31, 2010	Cost	Accumulated Amortization	Net
Customer relationships	$1,300	$1,172	$128
Backlog	158	158	—

	$1,458	$1,330	$128

As of December 31, 2009	Cost	Accumulated Amortization	Net
Customer relationships	$1,300	$1,021	$279
Backlog	158	158	—

	$1,458	$1,179	$279

Amortization expense was $151, $151 and $299 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense related to these intangible assets is estimated to be $30 annually from 2011 through 2014.

8.	ACCRUED LIABILITIES

Accrued liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Percentage of completion adjustment	$1,199	$53
Insurance	682	1,041
Payroll and employee benefits	504	214
Other taxes	352	100
Other	92	49

Total accrued liabilities	$2,829	$1,457

9.	INCOME TAXES

The income tax expense for the year ended December 31, 2008 is as follows:

2008
Federal:
Current	$565
Deferred	(743)
State:
Current	359
Deferred	(130)

Total	$51

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

Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2008:

2008
Unrecognized tax benefits-January 1,	$1,282
Gross increases-current period tax positions	73
Gross decreases-writeoff of tax positions with conversion to limited liability corporation	(1,355)

Unrecognized tax benefits-December 31,	$—

NASDI, Inc. filed income tax returns at the U.S. federal level and in several states. U.S. federal income tax years prior to 2005 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2005. An Internal Revenue Service examination of the tax year 2008 was completed during 2010 with no adjustments proposed by the Service.

10.	LONG-TERM DEBT

The Company has certain equipment notes with the portion due within twelve months designated as current portion of equipment debt and the portion extending beyond one year recorded as other noncurrent liabilities. The equipment notes are collateralized by the underlying equipment to which the notes relate and carry interest rates ranging from 5.00% to 8.95%. Future cash payments on the notes are $303 in 2011, $39 in 2012, and $24 in 2013. Long-term debt at December 31, 2010 and 2009 is included in Other liabilities on the balance sheet, and is as follows:

	2010	2009
Equipment notes	$366	$1,450
Current portion of equipment debt	(303)	(1,200)

Total	$63	$250

11.	RETIREMENT PLANS

Employees of the Company are eligible to participate in GLDD’s 401(k) savings plans, including one covering nonunion salaried employees (“Salaried Plan”) and the second covering nonunion hourly employees. Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company’s expense for matching and discretionary profit-sharing contributions for 2010, 2009 and 2008 was $306, $134 and $437, respectively. The Company also contributes to a number of multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan’s termination or the Company’s withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits. However, since the number of Company employees participating in any given plan is generally insignificant, management does not expect that such amounts would be significant to the Company’s results of operations. Contributions to multi-employer pension plans for the years ended December 31, 2010, 2009, and 2008 were $3,787, $2,120 and $3,132, respectively.

12.	MAJOR CUSTOMERS AND CONCENTRATIONS OF RISK

For the years ended December 31, 2010, 2009 and 2008, 20%, 10% and 22%, respectively, of the Company’s revenues were derived from a single distinct customer (which was a different entity each period). At December 31, 2010 and 2009, approximately 16% and 8%, respectively, of accounts receivable, including contract revenues in excess of billings, was due on contracts with one customer.

13.	RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2010, 2009 and 2008, the Company incurred interest expense to GLDD totaling $368, $217 and $835, respectively. The 2008 interest expense related primarily to debt that existed between GLDD and NASDI Inc. prior to the April 30, 2008 transactions. The majority of the intercompany debt, $27,242, was converted into equity on April 30, 2008. The remaining debt is related to periodic advances from GLDD to fund the Company’s working capital needs. The net of such amounts is shown as payables to parent in the balance sheet. The amount advanced by GLDD accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The prime rate was 3.25% at December 31, 2010 and 2009.

The Company is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on the Company’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. During 2010, 2009 and 2008, the Company incurred expense of $424, $412 and $1,673, respectively, related to such charges. The amount payable to affiliate relates to the intercompany transactions for subcontract work performed by Yankee Environmental Services, LLC (“Yankee”), an affiliate of the Company. During 2010 and 2009, subcontract work performed by Yankee accounted for $5,076 and $4,088 of intercompany revenue, respectively.

14.	COMMITMENTS AND CONTINGENCIES

The Company, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s senior bank credit facility and senior subordinated notes. At December 31, 2010 and 2009, total senior debt of GLDD was $0 and $11,000, respectively and letters of credit outstanding were $11,923 and $17,101, respectively. The amount of GLDD’s senior subordinated notes guaranteed totaled $175,000 at December 31, 2010 and 2009. In January 2011, GLDD refinanced its $175,000 senior subordinated notes with the issuance of $250,000 senior unsecured notes. The Company is not a guarantor of the senior unsecured notes.

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

In December 2010, a third party complaint was filed against NASDI in state court in Suffolk County, Massachusetts with regard to demolition work performed by NASDI on a project site in Dorchester, Massachusetts. The third party complaint alleges that NASDI and/or one of several other contractors who worked on the project site left a fire hydrant running overnight, resulting in the flooding of water from the project site into a neighboring property, resulting in damages to said property (the “Dorchester Litigation”). The property owner and its insurers are seeking damages alleged to be in the amount of approximately $2.5 million. As there are several defendants named in the Dorchester Litigation and the discovery process has only recently begun, NASDI is presently unable to quantify the amount of damages specifically alleged against the company. The parties are presently engaged in the discovery process and NASDI intends to vigorously defend against this lawsuit.

Future minimum operating lease payments relating to office space rental at December 31, 2010, are as follows:

Years Ending December 31
2011	$312
2012	312
2013	312
2014	312
2015	312
Thereafter	312

$1,872

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2010, 2009 and 2008 was $457, $361 and $332, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

******

NASDI, LLC

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2008
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	739	—	—	(239)	500

Year ended December 31, 2009
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	500	69	—	(69)	500

Year ended December 31, 2010
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	500	342	—	(42)	800

YANKEE ENVIRONMENTAL SERVICES, LLC

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors

Yankee Environmental Services, LLC

We have audited the accompanying balance sheets of Yankee Environmental Services, LLC (A Limited Liability Company) as of December 31, 2010 and 2009 and the related statements of operations, members’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the management of Yankee Environmental Services, LLC. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yankee Environmental Services, LLC as of December 31, 2010 and 2009, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

White Plains, New York March 14, 2011

YANKEE ENVIRONMENTAL SERVICES, LLC

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(IN THOUSANDS)

	2010	2009
ASSETS
Current assets:
Cash	$47	$213
Accounts receivable	1,565	1,627
Accounts receivable - related party	3,060	1,918
Contract revenues in excess of billings	94	26
Prepaid expenses and other current assets	8	38

Total current assets	4,774	3,822

Equipment - net	273	450
Goodwill	250	250
Intangible assets - net	263	398

Totals	$5,560	$4,920

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,187	$395
Payable to Parents	3,655	2,758
Accrued liabilities	693	538
Billings in excess of contract revenues	467	200

Total liabilities	6,002	3,891
Commitments and contingencies
Members’ equity (deficit)	(442)	1,029

Totals	$5,560	$4,920

See Notes to Financial Statements.

YANKEE ENVIRONMENTAL SERVICES, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010 AND 2009

(IN THOUSANDS)

	2010	2009
Contract revenues	$8,554	$7,760
Cost of revenues	9,228	7,472

Gross profit (loss)	(674)	288

General and administrative expenses	702	1,035

Operating loss	(1,376)	(747)

Related party interest expense	(95)	(115)

Net loss	$(1,471)	$(862)

See Notes to Financial Statements.

YANKEE ENVIRONMENTAL SERVICES, LLC

STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2010 AND 2009

(IN THOUSANDS)

Balance, January 1, 2009	$—
Members’ contributions	1,891
Net loss	(862)

Balance, December 31, 2009	1,029
Net loss	(1,471)

Balance, December 31, 2010	$(442)

See Notes to Financial Statements.

YANKEE ENVIRONMENTAL SERVICES, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010 AND 2009

(IN THOUSANDS)

	2010	2009
Operating activities:
Net loss	$(1,471)	$(862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346	755
Loss on disposal of equipment	3	—
Accrued loss on uncompleted contract	172	234
Changes in operating assets and liabilities:
Accounts receivable	62	(1,627)
Accounts receivable - related party	(1,142)	(1,918)
Contract revenues in excess of billings	(68)	(26)
Prepaid expenses and other current assets	30	12
Accounts payable and accrued liabilities	775	687
Billings in excess of contract revenues	267	200

Net cash used in operating activities	(1,026)	(2,545)

Investing activities:
Purchases of equipment	(54)	—
Dispositions of equipment	17	—
Acquisition of business	—	(1,891)

Net cash used in investing activities	(37)	(1,891)

Financing activities:
Contributions from members	—	1,891
Change in payable to Parents	897	2,758

Net cash provided by financing activities	897	4,649

Net increase (decrease) in cash	(166)	213
Cash, beginning of year	213	—

Cash, end of year	$47	$213

See Notes to Financial Statements.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS)

Note 1 - Nature of business and remaining interest acquisition:

Organization:

Yankee Environmental Services, LLC (the “Company”) was formed as a Delaware limited liability company pursuant to the Limited Liability Company Agreement dated December 22, 2008. The Company provides environmental remediation services including asbestos abatement and removal of other hazardous materials in the Boston, Massachusetts area. The Company’s principal services consist of lead paint and asbestos abatement along with demolition services to private and government entities including schools, universities, hospitals and other businesses.

The Company is owned by NASDI Holdings Corporation (“NASDI Holdings”), a wholly-owned subsidiary of Great Lakes Dredge & Dock Corporation (“GLDD”) (collectively the “Parents”), and three individuals. NASDI Holdings is the owner of 100% of the Class A interests (voting) which represent 65% of the Company’s equity. The Class B interests (non-voting) are held by three individuals, one of which is Christopher A. Berardi, the president of NASDI Holdings, and represent 35% of the Company’s equity. The holders of the Class A and Class B interests are entitled to receive periodic distributions of profits based on available cash flows from operations on a pro rata basis in proportion to their percentage ownership interest. The members, managers or officers of the Company are not personally liable for the Company’s debt, obligations or liabilities.

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

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS)

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

Accounts receivable:

Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage within one year and, accordingly, presents retainage as a current asset. The Company provides an allowance for estimated uncollectible receivables when events or conditions indicate that amounts outstanding are not recoverable. As of December 31, 2010, no allowance was deemed necessary.

Equipment - net:

Capital additions, improvements and major renewals are carried at depreciated cost. Maintenance and repairs that do not significantly extend the useful lives of the assets or enhance the capabilities of such assets are charged to earnings as incurred. Depreciation is recorded over the estimated useful lives of three to ten years using the straight-line method.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS)

Note 2 - Summary of significant accounting policies (continued):

Goodwill and intangible assets:

Goodwill represents the excess of cost over fair value. Other identifiable intangibles mainly represent developed technology and databases, customer relationships and customer contracts acquired in a business combination and are being amortized over a one to seven year period. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company performed its most recent annual test of impairment as of July 1, 2010 for goodwill with no indication of goodwill impairment as of the test date. As of the test date, the fair value was in excess of the carrying values. No test was performed in the fourth quarter based on the Company’s current forecasts. No triggering events which would require a test were deemed to have occurred. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2011 should no triggering events occur which would require a test prior to the next annual test.

Long-lived assets:

Long-lived assets are composed of equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed of, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell. No triggering events were identified in 2010.

Self-insurance reserves:

The Company self-insures costs associated with its employees, workers’ compensation claims and general business liabilities up to certain limits via participation in GLDD’s insurance programs. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. As of December 31, 2010 and 2009, the Company has accrued $507 and $270, respectively, for insurance reserves.

Income taxes:

No provision for income taxes is included in the accompanying financial statements since the Company is taxed as a partnership. Accordingly, the members report their respective share of partnership taxable income or loss in their income tax returns.

The Company adopted the new accounting for uncertainty in income taxes guidance on January 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefit at either December 31, 2010 or 2009. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS)

Note 2 - Summary of significant accounting policies (continued):

Income taxes (continued):

If necessary, the Company would recognize interest and penalties associated with tax matters as operating expenses and would include accrued interest and penalties in accounts payable and accrued expenses on the balance sheets.

Fair value:

The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments.

Note 3 - Accounts receivable:

Accounts receivable consist of the following at December 31, 2010 and 2009:

As of December 31, 2010	Non- Related Party	Related Party	Total
Completed contracts	$542	$1,851	$2,393
Contracts in progress	912	686	1,598
Retainage	111	523	634

Total accounts receivable	$1,565	$3,060	$4,625

As of December 31, 2009	Non- Related Party	Related Party	Total
Completed contracts	$1,318	$—	$1,318
Contracts in progress	289	1,560	1,849
Retainage	20	358	378

Total accounts receivable	$1,627	$1,918	$3,545

Note 4 - Contracts in progress:

The components of contracts in progress at December 31, 2010 and 2009 are as follows:

Costs and earnings in excess of billings:

	2010	2009

Costs and earnings for contracts in progress	$1,092	$26
Amounts billed	(998)	—

Total contract revenues in excess of billings	$94	$26

Billings in excess of costs and earnings:

Amounts billed	$(1,700)	$(1,353)
Costs and earnings for contracts in progress	1,233	1,153

Total billings in excess of contract revenues	$(467)	$(200)

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS)

Note 5 - Goodwill:

Goodwill resulted from the acquisition of Yankee Inc. in 2009. The change in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Balance - January 1,	$250	$—
Acquisition of Yankee Environmental Services, Inc.	—	250

Balance - December 31,	$250	$250

Note 6 - Equipment - net:

Equipment – net consists of the following at December 31, 2010 and 2009:

	2010	2009
Operating equipment	$680	$725
Furniture and fixtures	4	—

	684	725
Accumulated depreciation	(411)	(275)

Equipment — net	$273	$450

Depreciation expense was $211 and $275 for the years ended December 31, 2010 and 2009, respectively.

Note 7 - Intangible assets:

At December 31, 2010 and 2009, the net book value of identifiable assets was as follows:

As of December 31, 2010	Cost	Accumulated Amortization	Net
Customer relationships	$181	$51	$130
Backlog	322	322	—
Non-compete agreement	205	137	68
Trade names	88	35	53
Other	83	71	12

	$879	$616	$263

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS)

Note 7 - Intangible assets (continued):

As of December 31, 2009	Cost	Accumulated Amortization	Net
Customer relationships	$181	$26	$155
Backlog	322	322	—
Non-compete agreement	205	68	137
Trade names	88	18	70
Other	83	47	36

	$879	$481	$398

Amortization expense related to these intangible assets was $135 and $481 for the years ended December 31, 2010 and 2009, respectively. Amortization expense is estimated to be $125 in 2011, $44 in 2012, $44 in 2013 and $25 in 2014 and 2015.

Note 8 - Accrued liabilities:

Accrued liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Insurance	$507	$270
Accrued loss on uncompleted contract	172	234
Payroll and employee benefits	14	34

Total accrued expenses	$693	$538

Note 9 - Members’ equity (deficit):

The change in the members’ equity (deficit) during the years ended December 31, 2010 and 2009 are as follows:

	Class A	Class B	Total
Balance - January 1, 2009	$—	$—	$—
Members’ contributions	1,229	662	1,891
Net loss	(560)	(302)	(862)

Balance, December 31, 2009	669	360	1,029
Net loss	(956)	(515)	(1,471)

Balance, December 31, 2010	$(287)	$(155)	$(442)

Note 10 - Retirement plans:

Employees of the Company are eligible to participate in GLDD’s 401(k) savings plans, including one covering nonunion salaried employees (“Salaried Plan”) and the second covering nonunion hourly employees. Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company’s expense for matching and discretionary profit-sharing contributions for the years ended December 31, 2010 and 2009 was $12 and $4, respectively.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS)

Note 10 - Retirement plans (continued):

The Company also contributes to a number of multi-employer pension plans pursuant to collective bargaining agreements. Government regulations impose certain requirements relative to multi-employer plans. In the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested benefits. The Company has not received information from the plans’ administrators to determine its share of unfunded vested benefits. The Company does not anticipate withdrawal from the plans, nor is the Company aware of any expected plan terminations. Contributions to multi-employer pension plans for the years ended December 31, 2010 and 2009 was $826 and $1,204, respectively.

Note 11 - Related party transactions:

For the years ended December 31, 2010 and 2009, the Company incurred interest expense to Parents totaling $95 and $115, respectively. The interest expense relates primarily to debt for periodic advances from Parents to fund the Company’s working capital needs. The total of such amounts payable to GLDD at December 31, 2010 and 2009 was $816 and $2,719, respectively. The amount advanced by Parents accrues interest at a per annum rate of not less than the higher of (a) the Prime Rate plus 1% or (b) 0.50% per annum above the Federal Funds Rate plus 1%, and is payable quarterly. The effective rate was 4.25% at December 31, 2010 and 2009. The Company also received advances from NASDI Holdings of $2,839 and $39 for the years ended December 31, 2010 and 2009, respectively. GLDD has provided a letter to the Company indicating that it will not demand that the Company repay the amounts payable to Parents prior to January 2, 2013 even though such payables are due on demand.

The Company is also charged a management fee by GLDD to compensate GLDD for certain administrative fees and services such as accounting and tax functions performed by GLDD on the Company’s behalf, as well as for any payroll and incentive compensation paid directly by GLDD. For the years ended December 31, 2010 and 2009, the Company incurred expenses of $29 and $38, respectively.

Note 12 - Commitments and contingencies:

The Company, along with other subsidiaries of GLDD, has guaranteed the repayment of debt and interest under GLDD’s senior subordinated notes. At December 31, 2010, letters of credit outstanding were $11,923 under GLDD’s credit facility. The amount of GLDD’s senior subordinated notes guaranteed totaled $175,000 at December 31, 2010 and 2009. The senior subordinated notes were set to mature on December 15, 2013 and accrue interest at the rate of 7.75% annually, but were redeemed in January 2011. See Note 14 – Subsequent events.

Performance and/or bid bonds are occasionally required for the Company’s demolition projects. The Company obtains its performance and bid bonds through GLDD’s bonding agreement with its surety company.

The Company leases office space, which expires December 31, 2015. Future minimum operating lease payments relating to office space rental at December 31, 2010 are as follows:

2011	$82
2012	82
2013	82
2014	82
2015	82

Total minimum operating lease payments	$410

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2010 and 2009 was $95 and $55. This excludes expenses for equipment and facilities rented on a short-term, as needed basis.

YANKEE ENVIRONMENTAL SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS)

Note 13 - Concentration risks:

Customers:

The Company obtains its contract work primarily through a competitive bid process. This may result in the Company earning a substantial portion of its revenue from relatively few customers in any given year. During the year ended December 31, 2010, the Company earned approximately 58% of its revenue from one customer, NASDI, LLC, an affiliate. During the year ended December 31, 2009, the Company earned approximately 97% of its revenue from two customers, of which 53% was derived from NASDI, LLC, and 44% was derived from Dominion Energy. At December 31, 2010, the Company has approximately 66% of its accounts receivable balance, including contract revenues in excess of billings, due from the one major customer, NASDI, LLC, an affiliate. At December 31, 2009, the Company has approximately 98% of its accounts receivable balance, including contract revenues in excess of billings, due from the two major customers, of which 54% is due from NASDI, LLC, an affiliate and 44% was due from Dominion Energy.

Labor concentrations:

The Company’s direct labor is supplied primarily by unions, which have collective bargaining agreements expiring through May 31, 2012. Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which could impact the renewal of the collective bargaining agreements. At December 31, 2010, 88% of the Company’s labor force is subject to collective bargaining agreements.

Note 14 - Subsequent events:

In January 2011, GLDD redeemed all of the $175,000 senior subordinated notes with the issuance of $250,000 of senior unsecured notes. The Company is not a guarantor of the new senior unsecured notes.

Explanatory Note

The accompanying financial statements of Yankee’s predecessor, Yankee Liquidation Corp. (formerly known as Yankee Environmental Services, Inc., and referred to hereafter as “Seller”), for the year ended December 31, 2008 is unaudited. As a non 100%-owned subsidiary guarantor of the Company’s senior subordinated notes, Rule 3-10 of Regulation S-X requires that Yankee provide separate financial statements in accordance with Regulation S-X, including audited annual financial statements, including financial statements of the Seller for periods prior to the acquisition by Yankee (the Seller was not a guarantor of the Company’s senior subordinated notes). As the accompanying financial statements are unaudited, they are not in compliance with Rule 3-10 of Regulation S-X.

Yankee was formed for the purpose of purchasing substantially all of the assets of Seller. On January 1, 2009, Yankee acquired the assets for a purchase price of $1.9 million. Effective upon the closing of the asset purchase, Seller ceased to conduct any business. Seller’s financial statements were not audited for any period prior to January 1, 2009. Yankee believes that the completion of an audit for Seller’s 2008 financial statements is impractical for the following reasons:

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

Yankee believes that the unaudited financial statements of Seller present fairly, in all material respects, the results of Seller’s operations and cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Yankee Environmental Services, Inc.

Yankee Environmental Services, Inc.

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(unaudited and in thousands)

Unaudited
2008
REVENUES:
Contract revenues	$14,181
Costs of contract revenues	10,347

GROSS PROFIT	3,834
OPERATING EXPENSES:
General and administrative expenses	1,190

OPERATING INCOME:	2,644
OTHER EXPENSE:
Interest expense	(63)

INCOME BEFORE INCOME TAXES	2,581
INCOME TAX EXPENSE	—

NET INCOME	$2,581

See notes to financial statements.

Yankee Environmental Services, Inc.

STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008

(unaudited and in thousands)

	Additional Paid In Capital	Retained Earnings	Total
BALANCE — December 31, 2007	$23	$227	$250
Net income	—	2,581	2,581
Sub S distributions	—	(1,174)	(1,174)

BALANCE — December 31, 2008	$23	$1,634	$1,657

See notes to financial statements.

Yankee Environmental Services, Inc.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(unaudited and in thousands)

Unaudited
2008
OPERATING ACTIVITIES:
Net income	$2,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117
Changes in assets and liabilities:
Accounts receivable	(886)
Prepaid expenses and other current assets	9
Accounts payable and accrued expenses	(107)
Billings in excess of contract revenues	(11)

Net cash provided by operating activities	1,703
INVESTING ACTIVITIES:
Purchases of property and equipment	(248)

Net cash used in investing activities	(248)
FINANCING ACTIVITIES:
Borrowings (repayments) of lines of credit	(75)
Repayments of long-term debt	(313)
Distributions	(1,174)

Net cash used in financing activities	(1,562)

Net change in cash and cash equivalents	(107)
Cash and cash equivalents - Beginning of year	118

Cash and cash equivalents - End of year	$11

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 are as follows:

2008
Unaudited
Accounts receivable	$1,354
Retainage	538

Total accounts receivable - net	$1,892

4.	COMMITMENTS AND CONTINGENCIES

During 2002, the Company secured a revolving line of credit with a bank. The credit limit was $600 through April 2007. In April 2007, $200 of the line of credit was converted to a term loan creating a new limit of $400. Advances bear interest at a rate of 1.50% over the bank’s prime rate. The line of credit is secured by all business assets. The balance of the line of credit at December 31, 2008 is as follows:

2008
Unaudited
Line of credit	$250

* * * * * *