Form 10-Q
period 2011-03-31
Great Lakes Dredge & Dock CORP
filed 2011-05-10
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, 58,813,584 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2011

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$104,529	$48,478
Accounts receivable — net	113,743	95,548
Contract revenues in excess of billings	20,897	24,842
Inventories	30,767	31,734
Prepaid expenses	3,433	3,448
Other current assets	23,592	18,919

Total current assets	296,961	222,969

PROPERTY AND EQUIPMENT — Net	316,376	323,231
GOODWILL	98,049	98,049
OTHER INTANGIBLE ASSETS — Net	2,633	3,280
INVENTORIES — Noncurrent	28,091	27,128
INVESTMENTS IN JOINT VENTURES	6,738	7,329
OTHER	16,963	11,839

TOTAL	$765,811	$693,825

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$79,412	$82,721
Accrued expenses	29,685	32,809
Billings in excess of contract revenues	16,071	14,484
Current portion of note payable	2,500	2,500
Current portion of equipment debt	179	303

Total current liabilities	127,847	132,817

LONG TERM NOTE PAYABLE	5,000	5,000
7 3/8% SENIOR NOTES	250,000	—
7 3/4% SENIOR SUBORDINATED NOTES	—	175,000
DEFERRED INCOME TAXES	91,957	92,466
OTHER	9,770	11,717

Total liabilities	484,574	417,000

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock—$.0001 par value; 90,000,000 authorized, 58,813,584 and 58,770,369 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	6	6
Additional paid-in capital	266,809	266,329
Accumulated earnings	13,648	12,261
Accumulated other comprehensive income	923	357

Total Great Lakes Dredge & Dock Corporation Equity	281,386	278,953

NONCONTROLLING INTERESTS	(149)	(2,128)

Total equity	281,237	276,825

TOTAL	$765,811	$693,825

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Contract revenues	$155,338	$161,400
Costs of contract revenues	127,638	130,916

Gross profit	27,700	30,484
General and administrative expenses	12,089	11,070

Operating income	15,611	19,414
Interest expense, net	(5,950)	(3,220)
Equity in loss of joint ventures	(591)	(722)
Loss on extinguishment of debt	(5,145)	—

Income before income taxes	3,925	15,472
Income tax provision	(1,527)	(6,239)

Net income	2,398	9,233
Net (income) loss attributable to noncontrolling interests	(6)	93

Net income attributable to Great Lakes Dredge & Dock Corporation	$2,392	$9,326

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.04	$0.16
Basic weighted average shares	58,785	58,548

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.04	$0.16
Diluted weighted average shares	59,237	58,703

Dividends declared per share	$0.02	$0.02

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE — January 1, 2011	58,770,369	$6	$266,329	$12,261	$357	$(2,128)	$276,825

Share-based compensation	43,215	—	520	—	—	—	520
Acquisition of noncontrolling interest in NASDI	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid	—	—	—	(1,005)	—	—	(1,005)
Comprehensive income (loss):
Net income	—	—	—	2,392	—	6	2,398

Reclassification of derivative gains to earnings (net of tax of $414)	—	—	—	—	(623)	—	(623)
Change in fair value of derivatives (net of tax of $790)	—	—	—	—	1,189	—	1,189

Total comprehensive income						6	2,964

BALANCE — March 31, 2011	58,813,584	$6	$266,809	$13,648	$923	$(149)	$281,237

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

BALANCE — January 1, 2010	58,542,038	$6	$263,579	$(18,336)	$539	$(1,239)	$244,549

Share-based compensation	17,856	—	300	—	—	—	300
Dividends declared and paid	—	—	—	(1,000)	—	—	(1,000)
Comprehensive income (loss):
Net income (loss)	—	—	—	9,326	—	(93)	9,233
Reclassification of derivative gains to earnings (net of tax of $98)	—	—	—	—	(148)	—	(148)
Change in fair value of derivatives (net of tax of $20)	—	—	—	—	30	—	30

Total comprehensive income (loss)						(93)	9,115

BALANCE — March 31, 2010	58,559,894	$6	$263,879	$(10,010)	$421	$(1,332)	$252,964

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$2,398	$9,233
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,566	9,439
Equity in loss of joint ventures	591	722
Loss on extinguishment of 7 3/4% senior subordinated notes	5,145	—
Deferred income taxes	21	(1,031)
Gain on dispositions of property and equipment	(267)	(183)
Amortization of deferred financing fees	389	402
Share-based compensation expense	520	300
Changes in assets and liabilities:
Accounts receivable	(18,365)	27,549
Contract revenues in excess of billings	3,945	9,573
Inventories	4	458
Prepaid expenses and other current assets	(4,535)	2,280
Accounts payable and accrued expenses	(4,160)	(19,724)
Billings in excess of contract revenues	1,587	(155)
Other noncurrent assets and liabilities	(2,390)	(1,664)

Net cash flows provided by (used in) operating activities	(5,551)	37,199

INVESTING ACTIVITIES:

Purchases of property and equipment	(4,420)	(7,230)
Proceeds from dispositions of property and equipment	258	158

Net cash flows used in investing activities	(4,162)	(7,072)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	250,000	—
Redemption of 7 3/4% senior subordinated notes	(175,000)	—
Senior subordinated notes redemption premium	(2,264)	—
Deferred financing fees	(5,829)	—
Dividends paid	(1,005)	(1,000)
Repayments of long-term debt	(135)	(451)
Repayment of capital lease debt	(3)	(1)
Borrowings under revolving loans	—	14,968
Repayments of revolving loans	—	(25,968)

Net cash flows provided by (used in) financing activities	65,764	(12,452)

Net change in cash and cash equivalents	56,051	17,675
Cash and cash equivalents at beginning of period	48,478	3,250

Cash and cash equivalents at end of period	$104,529	$20,925

Supplemental Cash Flow Information
Cash paid for interest	$2,972	$265

Cash paid for income taxes	$1,084	$2,203

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$6,766	$520

Property and equipment purchased on equipment notes	$—	$32

Non-cash Financing Activity
Acquisition of noncontrolling interest in NASDI, LLC	$40	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 and 2010 have been included.

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

The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. These costs have averaged approximately 21% to 22% of total costs of contract revenues over the last three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over- and- under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2010 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by approximately 25%. No test was performed in the 2011 first quarter because, based on each segment’s current forecast, no triggering event occurred that would require a test to be performed. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2011 unless a triggering event occurs that requires a test prior to the next annual test.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to Great Lakes Dredge & Dock Corporation by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. At March 31, 2011 and 2010, the impact of options to purchase shares of common stock was dilutive and, accordingly, no options are excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. In addition, the impact of restricted stock units was dilutive. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation - numerator for basic and diluted earnings per share	$2,392	$9,326
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	58,785	58,548
Dilutive impact of outstanding restricted stock units issued	238	127
Dilutive impact of outstanding stock options issued	214	28

Denominator for diluted earnings per share adjusted weighted average shares	59,237	58,703

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.04	$0.16

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.04	$0.16

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At March 31, 2011, the Company held certain derivative contracts that it uses to manage commodity price risk and interest rate risk. Such instruments are not used for trading purposes. The fair value of these derivative contracts is summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,536	$—	$1,536	$—
Interest rate swap contracts-assets	1,299	—	—	1,299

Total assets measured at fair value	$2,835	$—	$1,536	$1,299

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$595	$—	$595	$—
Interest rate swap contracts-assets	1,264	—	—	1,264

Total assets measured at fair value	$1,859	$—	$595	$1,264

In May 2009, the Company entered into two interest rate swap arrangements, which are effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. Although the senior subordinated notes were redeemed in January 2011, the swaps remained in place. The current portion of the fair value asset of the swaps at March 31, 2011 is $1,206 and is recorded in other current assets. The long-term portion of the fair value asset of the swaps at March 31, 2011 is $93 and is recorded in other assets. The current portion of the fair value asset of the swaps at December 31, 2010 was $816 and was recorded in other current assets. The long-term portion of the fair value asset of the swaps at December 31, 2010 was $448 and was recorded in other assets. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
	2011	2010

Balance at January 1,	$1,264	$(20)
Total unrealized gains included in earnings	35	794
Total gains included in other comprehensive income	—	—
Purchases	—	—
Settlements	—	—

Balance at March 31,	$1,299	$774

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

As of March 31, 2011, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2011. As of March 31, 2011, there were 4.2 million gallons remaining on these contracts which represent approximately 66% of the Company’s forecasted fuel purchases through December 2011. Under these swap agreements, the Company will pay fixed prices ranging from $2.14 to $3.10 per gallon.

At March 31, 2011 and December 31, 2010, the fair value asset on the fuel hedge contracts was estimated to be $1,536 and $595, respectively, and is recorded in other current assets. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the period ended March 31, 2011 was $1,189. The remaining gains included in accumulated other comprehensive income at December 31, 2010 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of interest rate and fuel hedge contracts outstanding as of March 31, 2011 and December 31, 2010 is as follows:

	Fair Value of Derivatives
	At March 31, 2011
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Fuel hedge contracts	Other current assets	$1,536	Accrued expenses	$—
Interest rate swaps	Other current assets	1,206	Accrued expenses	—
Interest rate swaps	Other noncurrent assets	93	Other Liabilities	—

Total Derivatives		$2,835		$—

	Fair Value of Derivatives
	At December 31, 2010
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Other current assets	$816	Other Liabilities	$—
Interest rate swaps	Other noncurrent assets	448	Other Liabilities	—
Fuel hedge contracts	Other current assets	595	Accrued expenses	—

Total Derivatives		$1,859		$—

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. At December 31, 2010, the Company had long-term senior subordinated notes outstanding with a recorded book value of $175,000. The fair value of the senior subordinated notes was $177,188 at December 31, 2010, based on indicative market prices. In January 2011, the Company redeemed all of the senior subordinated notes for $180,014, which included a redemption premium and accrued and unpaid interest. Also in January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019. The senior notes were issued at 100% of face value resulting in net proceeds of $244,171. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. Each of the Company’s existing and future wholly owned domestic subsidiaries are required to guarantee the senior notes. At March 31, 2011, the Company had long-term senior notes outstanding with a recorded book value of $250,000. The fair value of the senior notes was $253,125 at March 31, 2011, based on indicative market prices.

4. Accounts receivable

Accounts receivable at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Completed contracts	$21,586	$20,093
Contracts in progress	79,710	64,399
Retainage	14,086	12,711

	115,382	97,203
Allowance for doubtful accounts	(1,639)	(1,655)

Total accounts receivable	$113,743	$95,548

At March 31, 2011 and December 31, 2010, $6,093 and $5,923, respectively, of retainage was not expected to be collected within the next twelve months and is classified as other non-current assets.

5. Contracts in progress

The components of contracts in progress at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$140,408	$287,291
Amounts billed	(120,919)	(263,665)

Costs and earnings in excess of billings for contracts in progress	19,489	23,626
Costs and earnings in excess of billings for completed contracts	1,408	1,216

Total contract revenues in excess of billings	$20,897	$24,842

Billings in excess of costs and earnings:
Amounts billed	$(519,513)	$(429,688)
Costs and earnings for contracts in progress	503,442	415,204

Total billings in excess of contract revenues	$(16,071)	$(14,484)

6. Accrued expenses

Accrued expenses at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Insurance	$11,328	$11,039
Payroll and employee benefits	7,081	13,573
Percentage of completion adjustment	3,289	3,232
Interest	3,228	604
Income and other taxes	2,911	2,977
Other	1,848	1,384

Total accrued expenses	$29,685	$32,809

7. Segment information

The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented, is provided as follows:

	Three Months Ended March 31,
	2011	2010

Dredging
Contract revenues	$136,597	$149,041
Operating income	17,821	19,569

Demolition
Contract revenues	$18,741	$12,359
Operating loss	(2,210)	(155)

Total
Contract revenues	$155,338	$161,400
Operating income	15,611	19,414

In addition, foreign dredging revenue of $21,871 and $25,572 for the three months ended March 31, 2011 and March 31, 2010, respectively, was primarily attributable to work done in Bahrain.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

8. Commitments and contingencies

Commercial commitments

The Company entered into a credit agreement (the “Credit Agreement”) with Bank of America N.A. as Administrative Agent and Issuing Lender, various other financial institutions as lenders and certain subsidiaries of the Company as Loan Parties. The Credit Agreement provides for a revolving credit facility of up to $145,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company’s ratio of Total Funded Debt to Adjusted Consolidated EBITDA (each as defined in the Credit Agreement). As of March 31, 2011, the Company had no borrowings and $9,468 of letters of credit outstanding, resulting in $135,532 of availability under the Credit Agreement.

The Company obtains its performance, bid and payment bonds through a bonding agreement (the “Bonding Agreement”) with Travelers Casualty and Surety Company of America. The bonds issued under the Bonding Agreement are customarily required for dredging and marine construction projects, as well as demolition projects. As of March 31, 2011, Great Lakes had outstanding bonds valued at $296,469; however, the revenue value remaining in backlog related to these projects totaled approximately $139,582.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of March 31, 2011, Great Lakes had $15,703 of letters of credit outstanding under this facility.

The Company also has $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

The Company’s obligations under the Credit Agreement and Bonding Agreement are secured by liens on a substantial portion of Great Lakes’ assets. As of December 31, 2010, the net book value of the Company’s operating equipment securing the Company’s obligations under the Credit Agreement and Bonding Agreement was approximately $95,658 and $70,662, respectively. Great Lakes’ obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. Great Lakes’ obligations under its senior notes are unsecured.

The Credit Agreement, the Bonding Agreement and the Indenture relating to the senior notes contain various restrictive covenants, including a limitation on dividends, limitations on redemption and repurchases of capital stock, limitations on the incurrence of indebtedness and requirements to maintain certain financial covenants.

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

The Company or its former subsidiary, NATCO Limited Partnership, is named as a defendant in approximately 251 asbestos-related personal injury lawsuits, the majority of which were filed between 1989 and 2000. All of the cases, filed against the Company prior to 1996, were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Over the last year, hundreds of lawsuits have been reactivated in an effort to clean out the administrative docket. Prior to the commencement of discovery in any of the reactivated cases, counsel for plaintiffs agreed to name a group of cases that they intended to pursue and to dismiss the remaining cases without prejudice. Plaintiffs have currently named 38 cases against the Company that they intend to pursue, each of which involves one plaintiff. The remaining cases against the Company either have been or will be dismissed. Plaintiffs in the dismissed cases could file a new lawsuit if they develop a new disease allegedly caused by exposure to asbestos on board our vessels. The Company is presently unable to quantify the amounts of damages being sought in these lawsuits because none of the complaints specify a damage amount; therefore, the Company has not accrued any amounts in respect of these lawsuits. The Company does not believe that it is probable that losses from these claims could be material, and an estimate of a range of losses relating to these claims cannot reasonably be made. Based on the foregoing, management does not believe that any of the 38 lawsuits will have a material adverse impact on our consolidated financial statements.

On August 26, 2009, the Company’s subsidiary NASDI, LLC (“NASDI”) received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter and has engaged in further discussions with the Massachusetts Attorney General’s office. The matter remains open, and, to the Company’s knowledge, no proceedings have currently been initiated against NASDI in this matter. Should a claim be brought, NASDI intends to defend itself vigorously. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material adverse impact on its business, financial position, results of operations or cash flows.

On March 27, 2011, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain documents relating to certain projects performed by NASDI since January 2005. The Company is conducting an internal investigation into this matter and is fully cooperating with the federal grand jury subpoena. Based on the early stage of the U.S. Department of Justice’s investigation and the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, any action the U.S. Attorney may take or the impact, if any, that this matter may have on the Company’s business, financial position, results of operations or cash flows.

On April 6, 2011, NASDI received a subpoena from the District Attorney for Richmond County, New York in connection with a grand jury investigation. The subpoena directs NASDI to furnish certain documents relating to one project performed by NASDI and one of its subcontractors. The subpoena appears to be related to the activities of NASDI’s subcontractor for this project. The Company is conducting an internal investigation into this matter and is fully cooperating with the New York grand jury subpoena.

The Company has not accrued any amounts with respect to these NASDI matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

9. Acquisition of noncontrolling interest

Effective January 1, 2011 the Company reacquired Mr. Christopher Berardi’s membership interest in NASDI for no cost per terms of NASDI’s limited liability company agreement. This resulted in the elimination of noncontrolling interest of $1,973 during the quarter ended March 31, 2011. The Company now owns 100% of NASDI.

In March 2011, Mr. Berardi resigned his employment with the Company’s demolition segment effective April 29, 2011. Mr. Berardi’s resignation and the repurchase of his NASDI membership interest also resulted in the reversal of a $1,933 accrual established in conjunction with a prior restructuring of ownership interest in NASDI. This reversal was recorded directly to equity as part of the reacquisition of the noncontrolling interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 16% of its dredging revenues for the 2011 first quarter, compared with the Company’s three year average of 23%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. The Company experienced an average combined bid market share in the U.S. of 39% over the last three years, including 44%, 32% and 52% of the capital, beach nourishment and maintenance sectors, respectively. The Company’s bid market is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). With the acquisition of L.W. Matteson, Inc. (“Matteson”), on January 1, 2011 the Company began to provide the following additional dredging and other services: inland lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction. The foregoing bid market shares do not reflect Matteson’s activities prior to December 31, 2010.

The Company’s largest domestic dredging customer is the Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the 2011 first quarter, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 58% of dredging revenues, on par with the Company’s three year average of 60%.

The Company’s subsidiary NASDI, LLC (“NASDI”) is a demolition service provider headquartered in the Boston, Massachusetts area. In the 2011 first quarter, demolition revenues accounted for 12% of total revenues, equal to the prior three year average of 12%. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. The majority of NASDI’s work has historically been performed in New England; however, NASDI continues to expand its footprint primarily into the New York area and the marine demolition market, and specifically into bridge demolition projects. Effective as of January 1, 2011 NASDI became a wholly owned subsidiary of the Company. See Note 9 to Condensed Consolidated Financial Statements.

The Company also owns 50% of Amboy Aggregates (“Amboy”). Amboy’s primary business is mining sand from the entrance channel to the New York harbor in order to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy also imports stone from Nova Scotia and distributes it throughout the New York area. The Company and its Amboy joint venture partner together own a 50% interest in land that is adjacent to Amboy’s property and may be used in conjunction with Amboy’s operations. The Company’s investment in Amboy is accounted for using the equity method.

The Company operates in two reportable segments: dredging and demolition.

Results of Operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Contract revenues	100.0%	100.0%
Costs of contract revenues	(82.2)	(81.1)

Gross profit	17.8	18.9
General and administrative expenses	(7.8)	(6.9)

Operating income	10.0	12.0

Interest expense, net	(3.8)	(2.0)
Equity in loss of joint ventures	(0.4)	(0.4)
Loss on extinguishment of debt	(3.3)	—

Income before income taxes	2.5	9.6
Income tax provision	(1.0)	(3.9)

Net income	1.5	5.7
Net (income) loss attributable to noncontrolling interests	—	0.1

Net income attributable to Great Lakes Dredge & Dock Corporation	1.5%	5.8%

Adjusted EBITDA	15.8%	17.5%

Adjusted EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense and debt extinguishment. The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e. its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with accounting principles generally accepted in the United States (“GAAP”) including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income (loss) attributable to Great Lakes Dredge and Dock Corporation:

	Three Months Ended March 31,
	2011	2010

Net income attributable to Great Lakes Dredge & Dock Corporation	$2,392	$9,326
Adjusted for:
Loss on extinguishment of debt	5,145	—
Interest expense, net	5,950	3,220
Income tax expense	1,527	6,239
Depreciation and amortization	9,566	9,439

Adjusted EBITDA	$24,580	$28,224

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended
	March 31,
Revenues (in thousands)	2011	2010	Change
Dredging:
Capital - U.S.	$46,029	$44,087	4%
Capital - foreign	21,871	25,572	(14)%
Beach	17,857	38,605	(54)%
Maintenance	47,239	40,777	16%
Rivers & lakes*	3,601	—	—%

Dredging Revenue	136,597	149,041	(8)%
Demolition	18,741	12,359	52%

Total Revenue	$155,338	$161,400	(4)%

*	Rivers & lakes was acquired by the Company on December 31, 2010 in connection with the Matteson acquisition, and did not operate as part of the Company prior to January 1, 2011

Total revenue for the 2011 first quarter was $155.3 million, down 4% from $161.4 million during the first quarter of 2010. Most of this decline was attributable to a decrease in beach nourishment revenue, as well as a decrease in foreign dredging revenue. Demolition revenue for the quarter was $18.7 million, an increase of over 50% from a year ago.

Capital projects include large port deepenings and other infrastructure projects including land reclamations. Domestic capital dredging revenue increased $1.9 million, or 4%, in the 2011 first quarter, compared to the 2010 first quarter. Capital dredging for the 2011 first quarter included remaining work on the construction of sand berms off the coast of Louisiana, which accounted for approximately $15.7 million of the quarter’s revenue. Capital dredging backlog at December 31, 2010 was less than prior periods because the Company worked off most of its backlog related to deepening projects in the ports of New York and New Jersey and no large capital projects were added to backlog at year end. Foreign revenue decreased $3.7 million, or 14%, in the 2011 first quarter compared to the same quarter in 2010. Foreign revenue declined as the rate of infrastructure development in the Middle East has continued to slow. Approximately 50% of foreign revenue was driven by two projects in Bahrain. Foreign revenues also benefited from the resolution of outstanding project claims of approximately $3.8 million.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion. Beach nourishment revenue in the 2011 first quarter decreased $20.7 million, or 54%, compared to the same 2010 quarter. Beach nourishment revenue in the first quarter of 2010 was atypically high due to the significant beach nourishment backlog the Company had at the beginning of 2010. The Company worked on several beach projects in the first quarter of 2011, including projects in Delaware, Florida, and New Jersey.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Maintenance revenue in the 2011 first quarter increased by $6.5 million, or 16%, compared to the same 2010 first quarter. Maintenance revenue increased compared to the prior year primarily because the Company was able to work on maintenance projects that had been delayed in 2010 in order to work on construction of sand berms off the coast of Louisiana.

Rivers and lakes projects include inland lake and river dredging, environmental restoration and habitat improvement and other marine construction. Rivers and lakes revenue was $3.6 million for the 2011 first quarter. The Company purchased its rivers and lakes operations on December 31, 2010. As anticipated, rivers and lakes revenue in the first quarter were minimal, due to freezing conditions in the northern United States.

Gross profit for the 2011 first quarter decreased by 9.1% to $27.7 million from $30.5 million in the same 2010 quarter. Gross profit margin (gross profit divided by revenue) for the 2011 first quarter decreased to 17.8% from 18.9% in the 2010 first quarter. The decrease in gross profit and gross profit margin was due to negative gross profit in the Company’s demolition segment because several projects within that segment incurred additional costs in the 2011 first quarter as the Company gained operating experience in new demolition markets.

The Company’s general and administrative expenses totaled $12.1 million for the 2011 first quarter, an increase of $1.0 million, or 9%, from the same period in 2010. The increase in general and administrative expenses in the 2011 first quarter was primarily driven by an increase in amortization expense related to the Company’s December 2010 acquisition of its rivers and lakes dredging operations.

Operating income for the 2011 first quarter decreased by 19.6% to $15.6 million compared to $19.4 million for the 2010 first quarter, due largely to the decrease in gross profit.

Interest expense totaled $6.0 million, an increase of $2.7 million, primarily due to the Company’s issuance of $250 million of 7.375% senior notes and the related redemption of the Company’s $175 million of 7.75% senior subordinated notes. Due to timing requirements, both of these note issuances were outstanding and accruing interest for approximately 30 days resulting in duplicative interest expense of approximately $1.1 million. In addition, although the senior notes accrue interest at a lower interest rate, the increase in principal amount of debt outstanding results in an increased amount of interest expense. Finally, the gain on the Company’s interest rate swaps decreased by $0.8 million compared to the 2010 first quarter.

Income tax expense for the first quarter of 2011 was $1.5 million, compared to $6.2 million for the first quarter of 2010. This decrease was primarily attributable to lower earnings generated in the 2011 first quarter and the fact that the Company received all of NASDI’s losses due to the repurchase of the noncontrolling interest effective January 1, 2011. As such, the Company recorded $0.8 million of incremental losses related to NASDI during the 2011 first quarter. The effective tax rate for the first quarter of 2011 was 38.9%, down from 40.3% for the first quarter of 2010. The Company expects the tax rate for the full year to remain at 38.9%.

Net income attributable to Great Lakes Dredge & Dock Corporation for the quarter was $2.4 million, or $0.04 per diluted share, versus $9.3 million, or $0.16 per diluted share, a year ago. The decrease is primarily due to approximately $6.2 million of expense associated with the redemption of the $175 million senior subordinated notes, consisting of a $2.9 million non-cash write off of deferred financing fees, a $2.2 million redemption premium, and $1.1 million in interest on the $175 million notes that were outstanding for 30 days after the debt was called. These charges reduced diluted earnings per share by approximately $0.06.

Adjusted EBITDA (as defined on page 15) decreased 12.9% to $24.6 million for the 2011 first quarter compared with $28.2 million in the prior year for the reasons discussed above.

Results by segment

Dredging

Dredging revenue for the 2011 first quarter was $136.6 million compared to $149.0 million for first quarter of 2010. The decline in dredging revenue was due to a decline in beach and foreign revenue that was partially offset by an increase in capital and maintenance revenue, and the revenue contribution of the Company’s rivers and lakes operations. Gross profit margin in the dredging segment was 20.5% and 19.4% for the 2011 and 2010 first quarters, respectively. Dredging segment operating income was $17.8 million for the 2011 first quarter compared to $19.6 million for the same period of 2010.

Demolition

Demolition revenue for the 2011 first quarter totaled $18.7 million compared to $12.4 million for the same quarter in 2010. The demolition segment generated an operating loss of $2.2 million for the 2011 first quarter compared to an operating loss of $0.2 million for same 2010 period. Gross profit in the demolition segment was (1.8%) compared to 12.6% in the same quarter of 2010. As noted, several projects worked on by the demolition segment incurred additional costs.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2011	2010	2010
Dredging:
Capital - U.S.	$88,404	$117,866	$163,598
Capital - foreign	54,871	65,334	40,968
Beach	33,008	18,080	36,917
Maintenance	32,789	56,140	54,213
Rivers & Lakes*	23,439	25,116	—

Dredging Backlog	232,511	282,536	295,696
Demolition	79,598	80,984	51,204

Total Backlog	$312,109	$363,520	$346,900

(*Rivers & Lakes was acquired by the Company on December 31, 2010 in connection with the Matteson acquisition, and was not part of the Company for the period ended March 31, 2010)

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

The 2011 first quarter dredging bid market totaled $197 million compared to $211 million in the 2010 first quarter. The Company won 72%, or $34.6 million, of the beach nourishment projects awarded, $21%, or $21 million, of the maintenance projects awarded and 12%, or $6.0 million, of the capital projects awarded. For the 2011 first quarter, the Company won 31% of domestic bid market, which is below the Company’s average win rate of 39% over the last three years. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year. For example, in the first four months of 2011, the Company won 42% of domestic bid market, which is above the Company’s three year average win rate of 39%. This further underscores the variability that often occurs in quarter to quarter bid results.

The Company’s contracted dredging backlog as of March 31, 2011 was $232 million compared to $296 million as of March 31, 2010. Total dredging backlog decreased $50 million, or 18%, compared with total dredging backlog as of December 31, 2010. The March 31, 2011 dredging backlog does not reflect approximately $77 million of domestic low bids pending award or additional phases (“options”) pending on projects currently in backlog. The March 31, 2010 dredging backlog does not reflect approximately $40 million of domestic low bids pending award and options pending on projects then in backlog.

March 31, 2011 capital dredging backlog is less than the prior period because the Company worked on projects that were in backlog at the beginning of the quarter and few capital dredging projects were added to backlog during the quarter due to the lack of capital project bidding activity during the 2011 first quarter. The Company continues to believe that it is unlikely that any sizable deepening projects will be bid until the 2011 fourth quarter.

In April 2011, the Natural Resource Trustees for the Deepwater Horizon oil spill (“Trustees”) announced that BP has agreed to provide $1 billion toward early restoration projects in the Gulf of Mexico to address injuries to natural resources caused by the spill. The Trustees include the States of Alabama, Florida, Louisiana, Mississippi and Texas and the Department of the Interior and the National Oceanic and Atmospheric Administration. The Trustees indicated that they will use this money to fund projects such as the rebuilding of coastal marshes, replenishment of damaged beaches, conservation of sensitive areas for ocean habitat for injured wildlife, and restoration of barrier islands and wetlands that provide natural protection from storms. The early restoration agreement between the BP and the Trustees set a goal to begin various restoration projects in 2011 and 2012. The Company cannot predict what portion of these funds will be allocated to dredging projects.

Many Middle Eastern countries continue to experience civil unrest and resulting governmental instability and governmental response to these situations has varied from country to country. In Bahrain, the government’s response has included the institution of curfews and other measures. The Company’s ability to execute on its projects in Bahrain have been effected from time to time by this situation. The Company continues to be unable to predict if or to what extent its operations or business prospects in the Middle East will be affected in the future by continuing civil unrest in Middle Eastern countries, as well as the governments’ responses thereto.

Demolition services backlog at March 31, 2011 was $79.6 million, on par with December 31, 2010 backlog of $81.0 million. This continued level of backlog reflects the success the demolition segment has achieved in expanding into other markets, specifically in New York and bridge demolition.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash (used in) provided by operating activities for the 2011 and 2010 first quarters totaled $(5.6) million, and $37.2 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the 2011 first quarter, net cash used in operating activities was primarily the result of changes in accounts receivable between periods. In the 2010 first quarter, lower activity in foreign dredging operations (which usually experience longer collection periods) coupled with payments being made on a foreign accounts receivable that had been outstanding throughout 2009, drove the increase in cash generated.

The Company’s net cash flows used in investing activities for the 2011 and 2010 first quarters totaled $4.2 million and $7.1 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet.

The Company’s net cash flows provided by (used in) financing activities for the quarters ended March 31, 2011 and 2010 totaled $65.8 million and ($12.5) million, respectively. The Company issued $250 million of 7.375% senior notes in the 2011 first quarter, resulting in $244.2 million of net proceeds. The Company also redeemed its $175 million of 7.75% senior subordinated notes in the 2011 first quarter for $180.0 million including a redemption premium and unpaid interest. Cash flow used in financing activities in the 2010 first quarter was primarily due to the net repayment of $11.0 million of revolving credit borrowings.

The Company paid a $1.0 million dividend in the 2011 first quarter. The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s Credit Agreement, Bonding Agreement and Indenture relating to its senior notes, and other factors the Board of Directors deems relevant. Accordingly, the Company cannot make any assurances as to the amount of any such dividend or that it will pay any such dividend in future quarters.

In January 2011, the Company issued $250 million aggregate principal amount of 7.375% senior notes due February 1, 2019 in a private placement. Approximately $180 million of the net proceeds from the issuance of the senior notes was used to redeem all of the Company’s 7.75% senior subordinated notes due December 2013, including a redemption premium and accrued and unpaid interest. The remaining net proceeds from the issuance of the senior notes were used to augment working capital. The Indenture governing the senior notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries; and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture governing the senior notes.

In connection with the issuance of the senior notes, the Company and its subsidiaries which guaranteed the senior notes entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to cause a registration statement with respect to an exchange offer for the senior notes to become effective prior to January 28, 2012; to consummate such exchange offer within 30 business days after the target date for effectiveness of the registration statement with respect to the exchange offer; and use its commercially reasonable efforts to file a shelf registration statement for the resale of the senior notes in certain circumstances. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, then the Company will be required to pay, as liquidated damages, additional interest to the holders of the senior notes at an annual rate of 0.25% per annum which rate will be increased by an additional 0.25% per annum for each subsequent 90 day period that such additional interest continues to accrue (provided that the rate at which such additional interest accrues may not exceed 1.0% per annum). The Company intends to file the exchange offer registration statement, cause it to be declared effective and consummate the exchange offer in a timely manner such that no additional interest will be payable.

The Company’s obligations under the Credit Agreement and the Bonding Agreement are secured by liens on a substantial portion of the Company’s operating equipment. The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior notes are unsecured. The Company’s Credit Agreement, Bonding Agreement and the Indenture relating to the senior notes contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants.

The Company believes its cash and cash equivalents, anticipated cash flows from operations and availability under its Credit Agreement will be sufficient to fund the Company’s operations, capital expenditures, debt service requirements and pay any declared dividends for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the Credit Agreement and the Bonding Agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company’s financial instruments as of March 31, 2011 has not materially changed since December 31, 2010. The market risk profile of the Company on December 31, 2010 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2011. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There have been no material changes during the three months ended March 31, 2011 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 10, 2011

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