Form 10-Q
period 2011-06-30
Great Lakes Dredge & Dock CORP
filed 2011-08-05
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, 58,915,249 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2011

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$95,997	$48,478
Accounts receivable — net	108,152	95,548
Contract revenues in excess of billings	27,120	24,842
Inventories	31,464	31,734
Prepaid expenses	2,787	3,448
Other current assets	30,580	18,919

Total current assets	296,100	222,969

PROPERTY AND EQUIPMENT — Net	309,296	323,231
GOODWILL	98,049	98,049
OTHER INTANGIBLE ASSETS — Net	1,987	3,280
INVENTORIES — Noncurrent	27,760	27,128
INVESTMENTS IN JOINT VENTURES	6,615	7,329
OTHER	17,527	11,839

TOTAL	$757,334	$693,825

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$70,237	$82,721
Accrued expenses	33,911	32,809
Billings in excess of contract revenues	12,319	14,484
Current portion of note payable	2,500	2,500
Current portion of equipment debt	111	303

Total current liabilities	119,078	132,817

LONG TERM NOTE PAYABLE	5,000	5,000
7 3/8% SENIOR NOTES	250,000	—
7 3/4% SENIOR SUBORDINATED NOTES	—	175,000
DEFERRED INCOME TAXES	92,239	92,466
OTHER	9,516	11,717

Total liabilities	475,833	417,000

COMMITMENTS AND CONTINGENCIES (Note 9)

EQUITY:
Common stock—$.0001 par value; 90,000,000 authorized, 58,915,249 and 58,770,369 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	6	6
Additional paid-in capital	266,961	266,329
Accumulated earnings	14,112	12,261
Accumulated other comprehensive income	109	357

Total Great Lakes Dredge & Dock Corporation Equity	281,188	278,953

NONCONTROLLING INTERESTS	313	(2,128)

Total equity	281,501	276,825

TOTAL	$757,334	$693,825

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Contract revenues	$154,959	$180,135	$310,297	$341,535
Costs of contract revenues	135,193	145,546	263,089	276,462

Gross profit	19,766	34,589	47,208	65,073
General and administrative expenses	13,622	14,374	25,711	25,444
Gain on sale of assets, net	(2,513)	—	(2,771)	—

Operating income	8,657	20,215	24,268	39,629
Interest expense, net	(4,911)	(2,995)	(10,861)	(6,215)
Equity in loss of joint ventures	(123)	(131)	(714)	(853)
Loss on extinguishment of debt	—	—	(5,145)	—

Income before income taxes	3,623	17,089	7,548	32,561
Income tax provision	(1,455)	(6,755)	(2,982)	(12,994)

Net income	2,168	10,334	4,566	19,567
Net (income) loss attributable to noncontrolling interests	(462)	474	(468)	567

Net income attributable to Great Lakes Dredge & Dock Corporation	$1,706	$10,808	$4,098	$20,134

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.03	$0.18	$0.07	$0.34
Basic weighted average shares	58,875	58,602	58,830	58,575

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.03	$0.18	$0.07	$0.34
Diluted weighted average shares	59,184	58,781	59,228	58,748

Dividends declared per share	$0.02	$0.02	$0.04	$0.03

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE — January 1, 2011	58,770,369	$6	$266,329	$12,261	$357	$(2,128)	$276,825

Share-based compensation	57,215	—	843	—	—	—	843
Vesting of restricted stock units, including impact of shares withheld for taxes	81,387	—	(250)	—	—	—	(250)
Exercise of stock options	6,278	—	27	—	—	—	27
Excess income tax benefit from share based compensation	—	—	52	—	—	—	52
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid	—	—	—	(2,236)	—	—	(2,236)
Dividend equivalents paid on restricted stock units	—	—	—	(11)	—	—	(11)
Comprehensive income (loss):
Net income	—	—	—	4,098	—	468	4,566

Reclassification of derivative gains to earnings (net of tax of $709)	—	—	—	—	(1,067)	—	(1,067)
Change in fair value of derivatives (net of tax of $544)	—	—	—	—	819	—	819

Total comprehensive income						468	4,318

BALANCE — June 30, 2011	58,915,249	$6	$266,961	$14,112	$109	$313	$281,501

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

BALANCE — January 1, 2010	58,542,038	$6	$263,579	$(18,336)	$539	$(1,239)	$244,549

Share-based compensation	33,480	—	861	—	—	—	861
Vesting of restricted stock units, including impact of shares withheld for taxes	13,202	—	—	—	—	—	—
Exercise of stock options	83,236	—	414	—	—	—	414
Dividends declared and paid	—	—	—	(1,992)	—	—	(1,992)
Dividend equivalents paid on restricted stock units	—	—	—	(12)	—	—	(12)
Comprehensive income (loss):							—
Net income (loss)	—	—	—	20,134	—	(567)	19,567

Reclassification of derivative gains to earnings (net of tax of $143)	—	—	—	—	(216)	—	(216)
Change in fair value of derivatives (net of tax of $239)	—	—	—	—	(359)	—	(359)

Total comprehensive income (loss)						(567)	18,992

BALANCE — June 30, 2010	58,671,956	$6	$264,854	$(206)	$(36)	$(1,806)	$262,812

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$4,566	$19,567
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	18,804	17,993
Equity in loss of joint ventures	714	853
Loss on extinguishment of 7 3/4% senior subordinated notes	5,145	—
Deferred income taxes	1,010	(2,958)
Gain on dispositions of property and equipment	(2,771)	(255)
Amortization of deferred financing fees	775	803
Share-based compensation expense	843	861
Excess income tax benefit from share based compensation	(52)	—
Changes in assets and liabilities:
Accounts receivable	(13,025)	18,934
Contract revenues in excess of billings	(2,278)	14,867
Inventories	(362)	1,823
Prepaid expenses and other current assets	(12,432)	2,093
Accounts payable and accrued expenses	(5,523)	577
Billings in excess of contract revenues	(2,165)	2,189
Other noncurrent assets and liabilities	(3,694)	(1,702)

Net cash flows provided by (used in) operating activities	(10,445)	75,645

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,583)	(12,973)
Proceeds from dispositions of property and equipment	7,275	210

Net cash flows used in investing activities	(6,308)	(12,763)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	250,000	—
Redemption of 7 3/4% senior subordinated notes	(175,000)	—
Senior subordinated notes redemption premium	(2,264)	—
Deferred financing fees	(5,829)	—
Dividends paid	(2,236)	(1,992)
Dividend equivalents paid on restricted stock units	(11)	(12)
Taxes paid on vested share awards	(250)	—
Repayments of equipment debt	(217)	(740)
Exercise of stock options	27	414
Excess income tax benefit from share-based compensation	52	—
Borrowings under revolving loans	—	14,968
Repayments of revolving loans	—	(25,968)

Net cash flows provided by (used in) financing activities	64,272	(13,330)

Net change in cash and cash equivalents	47,519	49,552
Cash and cash equivalents at beginning of period	48,478	3,250

Cash and cash equivalents at end of period	$95,997	$52,802

Supplemental Cash Flow Information
Cash paid for interest	$2,728	$6,747

Cash paid for income taxes	$5,155	$8,431

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$4,303	$1,444

Property and equipment purchased on equipment notes	$—	$32

Acquisition of noncontrolling interest in NASDI, LLC	$40	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2011, its results of operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital projects have the highest margins due to the complexity of the projects, while beach nourishment projects have the most volatile margins because they are most often exposed to variability in weather conditions. The Company has reclassified certain of its gains, net of losses, on the sale of assets during the first quarter of 2011, of $258, from costs of contract revenues to gain on sale of assets, net within the consolidated statement of operations to conform to the current year presentation. In the prior year gains, net of losses, on the sale of assets included in costs of contract revenues were $62 and $236 for the three and six months ended June 30, 2010.

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

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2010 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by approximately 25%. The decline in the operating results and related cash flow forecasts in the demolition segment during the past year has likely reduced the amount by which the estimated fair value of the demolition segment exceeds the carrying value of the demolition segment’s assets. A more than insignificant decline in the demolition segment’s future operating results or cash flow forecasts versus the segment’s current forecasts could potentially trigger a goodwill impairment charge in a future period. No test was performed in the first six months of 2011 because no triggering event occurred that would require a test to be performed. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2011.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Future adoption of accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to their accounting guidance to clarify existing standards and to improve comparability of fair value measurements disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendment clarifies the FASB’s intent as it relates to existing measurement guidance and revises some requirements for measuring or disclosing information about fair value measurements. The amendment will be effective for Great Lakes on January 1, 2012 and is not expected to have a significant impact our consolidated financial statements.

In June 2011, the FASB issued an amendment to their accounting guidance that requires presentation of net income and total comprehensive income, together with their components, either in a single continuous statement or in two separate but consecutive statements. The amendment does not alter any current recognition or measurement requirements in respect of items of other comprehensive income. When adopted, Great Lakes will cease to present the components of other comprehensive income within the statements of equity. The amendment will be effective for Great Lakes on January 1, 2012, with early adoption permitted.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to Great Lakes Dredge & Dock Corporation by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. At June 30, 2011 and 2010, the impact of options to purchase shares of common stock was dilutive and, accordingly, no options are excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. In addition, the impact of restricted stock units was dilutive. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation - numerator for basic and diluted earnings per share	$1,706	$10,808	$4,098	$20,134
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	58,875	58,602	58,830	58,575
Dilutive impact of outstanding restricted stock units issued	180	135	216	134
Dilutive impact of outstanding stock options issued	129	44	182	39

Denominator for diluted earnings per share adjusted weighted average shares	59,184	58,781	59,228	58,748

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.03	$0.18	$0.07	$0.34

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.03	$0.18	$0.07	$0.34

3.	Fair value measurements

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At June 30, 2011, the Company held certain derivative contracts that it uses to manage commodity price risk and interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. At June 30, 2011 the Company held a position in a money market fund where quoted prices are not available in an active market. The fair value of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$20,012	$—	$20,012	$—
Fuel hedge contracts	182	—	182	—
Interest rate swap contracts-assets	1,141	—	—	1,141

Total assets measured at fair value	$21,335	$—	$20,194	$1,141

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$595	$—	$595	$—
Interest rate swap contracts-assets	1,264	—	—	1,264

Total assets measured at fair value	$1,859	$—	$595	$1,264

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
	2011	2010

Balance at January 1,	$1,264	$(20)
Total unrealized gains (losses): included in earnings	(568)	773
Settlements	445	440

Balance at June 30,	$1,141	$1,193

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
	2011	2010

Balance at April 1,	$1,299	$774
Total unrealized losses: included in earnings	(603)	(21)
Settlements	445	440

Balance at June 30,	$1,141	$1,193

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to the diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s goal is to hedge approximately 80% of the fuel requirements for work in backlog.

As of June 30, 2011, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2011. As of June 30, 2011, there were 2.7 million gallons remaining on these contracts which represent approximately 76% of the Company’s forecasted fuel purchases through December 2011. Under these swap agreements, the Company will pay fixed prices ranging from $2.35 to $3.33 per gallon.

At June 30, 2011 and December 31, 2010, the fair value asset of the fuel hedge contracts was estimated to be $299 and $595, respectively, and is recorded in other current assets. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the period ended June 30, 2011 was $1,067. The remaining gains included in accumulated other comprehensive income at June 30, 2011 will be reclassified into earnings over the next six months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the money market fund, interest rate and fuel hedge contracts outstanding as of June 30, 2011 and December 31, 2010 is as follows:

	Fair Value
	At June 30, 2011
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Cash equivalents	Cash and cash equivalents	$20,012
Fuel hedge contracts	Other current assets	299	Accrued expenses	$(117)
Interest rate swaps	Other current assets	1,101	Accrued expenses	(86)
Interest rate swaps	Other assets	126	Other liabilities	—

Total		$21,538		$(203)

	Fair Value
	At December 31, 2010
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Other current assets	$816	Other liabilities	$—
Interest rate swaps	Other assets	448	Other liabilities	—
Fuel hedge contracts	Other current assets	595	Accrued expenses	—

Total		$1,859		$—

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at June 30, 2011. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $246,875 at June 30, 2011, based on recent transactions.

4.	Share based compensation

The Company’s 2007 Long-Term Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders and attract and retain the best possible talent.

In June 2011, the Company granted 444,178 options to purchase shares of common stock and 263,428 restricted stock units to certain employees pursuant to the plan. In addition all non-employee directors on the Company’s board of directors are paid a portion of their compensation in stock grants. Compensation cost charged to income related to all share-based compensation arrangements was $323 and $843, respectively, for the three months and six months ended June 30, 2011 and $561 and $861, respectively, for the three and six months ended June 30, 2010.

5.	Accounts receivable

Accounts receivable at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Completed contracts	$26,964	$20,093
Contracts in progress	64,041	64,399
Retainage	18,786	12,711

	109,791	97,203
Allowance for doubtful accounts	(1,639)	(1,655)

Total accounts receivable	$108,152	$95,548

At June 30, 2011 and December 31, 2010, $6,344 and $5,923, respectively, of retainage from long-term projects was not expected to be collected within the next twelve months and is classified as other non-current assets.

6.	Contracts in progress

The components of contracts in progress at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$289,449	$287,291
Amounts billed	(263,335)	(263,665)

Costs and earnings in excess of billings for contracts in progress	26,114	23,626
Costs and earnings in excess of billings for completed contracts	1,006	1,216

Total contract revenues in excess of billings	$27,120	$24,842

Billings in excess of costs and earnings:
Amounts billed	$(430,920)	$(429,688)
Costs and earnings for contracts in progress	418,601	415,204

Total billings in excess of contract revenues	$(12,319)	$(14,484)

7.	Accrued expenses

Accrued expenses at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Insurance	$9,669	$11,039
Payroll and employee benefits	8,338	13,573
Interest	7,837	604
Percentage of completion adjustment	4,750	3,232
Income and other taxes	1,257	2,977
Other	2,060	1,384

Total accrued expenses	$33,911	$32,809

8.	Segment information

The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is provided as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dredging
Contract revenues	$125,085	$165,599	$261,682	$314,640
Operating income	13,594	21,462	31,415	41,031

Demolition
Contract revenues	$29,874	$14,536	$48,615	$26,895
Operating loss	(4,937)	(1,247)	(7,147)	(1,402)

Total
Contract revenues	$154,959	$180,135	$310,297	$341,535
Operating income	8,657	20,215	24,268	39,629

In addition, foreign dredging revenue of $16,065 and $37,936 for the three months and six months ended June 30, 2011 and $13,641 and $39,213 for the three months and six months ended June 30, 2010, respectively, was primarily attributable to work done in Bahrain.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

9.	Commitments and contingencies

Commercial commitments

The Company entered into a credit agreement (the “Credit Agreement”) with Bank of America N.A. as administrative agent and issuing lender, various other financial institutions as lenders and certain subsidiaries of the Company as loan parties. The Credit Agreement provides for a revolving credit facility of up to $145,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate (as defined in the Credit Agreement), plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company’s ratio of Total Funded Debt to Adjusted Consolidated EBITDA (each as defined in the Credit Agreement). As of June 30, 2011, the Company had no borrowings and $9,119 of letters of credit outstanding, resulting in $135,881 of availability under the Credit Agreement.

The Company obtains its performance, bid and payment bonds through a bonding agreement (the “Bonding Agreement”) with Travelers Casualty and Surety Company of America. The bonds issued under the Bonding Agreement are customarily required for dredging and marine construction projects, as well as demolition projects. As of June 30, 2011, Great Lakes had outstanding bonds valued at $297,869; however, the revenue value remaining in backlog related to these projects totaled $120,439.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of June 30, 2011, Great Lakes had $15,703 of letters of credit outstanding under this facility.

The Company also has $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

The Company’s obligations under the Credit Agreement and Bonding Agreement are secured by liens on a substantial portion of Great Lakes’ assets. As of December 31, 2010, the net book value of the Company’s operating equipment securing the Company’s obligations under the Credit Agreement and Bonding Agreement was $95,658 and $70,662, respectively. Great Lakes’ obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable.

The Credit Agreement, the Bonding Agreement and the indenture relating to the senior notes contain various restrictive covenants, including a limitation on dividends, limitations on redemption and repurchases of capital stock, limitations on the incurrence of additional indebtedness and requirements to maintain certain financial covenants.

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

The Company or its former subsidiary, NATCO Limited Partnership, is named as a defendant in approximately 251 asbestos-related personal injury lawsuits, the majority of which were filed between 1989 and 2000. All of the cases, filed against the Company prior to 1996, were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Over the last year, hundreds of lawsuits have been reactivated in an effort to clean out the administrative docket. Prior to the commencement of discovery in any of the reactivated cases, counsel for plaintiffs agreed to name a group of cases that they intended to pursue and to dismiss the remaining cases without prejudice. Plaintiffs have currently named 38 cases against the Company that they intend to pursue, each of which involves one plaintiff. The remaining cases against the Company either have been or will be dismissed. Plaintiffs in the dismissed cases could file a new lawsuit if they develop a new disease allegedly caused by exposure to asbestos on board our vessels. The Company is presently unable to quantify the amounts of damages being sought in these lawsuits because none of the complaints specify a damage amount. The Company does not believe that it is probable that losses from these claims could be material, and an estimate of a range of losses relating to these claims cannot reasonably be made. Based on the foregoing, management does not believe that any of the 38 lawsuits will have a material impact on our business, financial position, results of operations or cash flows.

On August 26, 2009, the Company’s subsidiary NASDI, LLC (“NASDI”) received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter and has engaged in further discussions with the Massachusetts Attorney General’s office. The matter remains open, and, to the Company’s knowledge, no proceedings have currently been initiated against NASDI. Should a claim be brought, NASDI intends to defend itself vigorously. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material impact on its business, financial position, results of operations or cash flows.

On March 27, 2011, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain documents relating to certain projects performed by NASDI since January 2005. The Company is continuing to conduct an internal investigation into this matter and continues to fully cooperate with the federal grand jury subpoena. Based on the early stage of the U.S. Department of Justice’s investigation and the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, any action the U.S. Attorney may take, or the impact, if any, that this matter may have on the Company’s business, financial position, results of operations or cash flows.

On April 6, 2011, NASDI received a subpoena from the District Attorney for Richmond County, New York in connection with a grand jury investigation. The subpoena directs NASDI to furnish certain documents relating to one project performed by NASDI and one of its subcontractors. The subpoena appears to be related to the activities of NASDI’s subcontractor for this project. The Company fully complied with the production of requested documents and has received no further communications. Based on the Company’s internal investigation to date, the Company does not believe that it will have any liability with respect to this matter. In addition, the Company intends to continue to fully cooperate with the New York grand jury subpoena.

The Company has not accrued any amounts with respect to these NASDI matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

10.	Acquisition of noncontrolling interest

Effective January 1, 2011 the Company reacquired Mr. Christopher Berardi’s membership interest in NASDI for no cost per terms of NASDI’s limited liability company agreement. This resulted in the elimination of noncontrolling interest of $1,973 during the first quarter ended March 31, 2011. The Company now owns 100% of NASDI.

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

11.	Subsidiary guarantors

The Company’s long-term debt at June 30, 2011 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s wholly-owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

In connection with the private placement of the senior unsecured notes, the Company entered into an agreement giving registration rights to initial purchasers of the senior unsecured notes (the “Registration Rights Agreement”). The terms of the Registration Rights Agreement require, among other things, that the Company will use its commercially reasonable efforts to consummate an offer (“the “Exchange Offer”) to exchange the senior notes for registered, publicly tradable notes that have substantially identical terms as the senior notes (the “Exchange Notes”). The Exchange Notes will be guaranteed by the Company’s wholly-owned domestic subsidiaries (the “Exchange Notes Guarantors”). The Company commenced the Exchange Offer in August 2011 and expects to consummate the Exchange Offer in September 2011. The Exchange Note Guarantors are presented in this supplemental financial information as “Subsidiary Guarantors” as if the Exchange Notes and the guarantees of the Exchange Notes Guarantors had been outstanding at June 30, 2011. The Exchange Notes are not included in this supplemental financial information as they were not outstanding at June 30, 2011.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of June 30, 2011 and December 31, 2010;

(ii)	statements of operations for the three and six months ended June 30, 2011 and 2010; and

(iii)	statements of cash flows for the six months ended June 30, 2011 and 2010.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,598	$399	$—	$—	$95,997
Accounts receivable—net	105,131	3,021	—	—	108,152
Receivables from affiliates	30,854	7,305	60,917	(99,076)	—
Contract revenues in excess of billings	27,105	101	—	(86)	27,120
Inventories	31,464	—	—	—	31,464
Prepaid expenses	2,656	—	131	—	2,787
Other current assets	20,024	7	10,549	—	30,580

Total current assets	312,832	10,833	71,597	(99,162)	296,100

PROPERTY AND EQUIPMENT—Net	309,137	159	—	—	309,296
GOODWILL	97,799	250	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	1,786	201	—	—	1,987
INVESTMENTS IN SUBSIDIARIES	3,525	—	556,129	(559,654)	—
INVENTORIES — Noncurrent	27,760	—	—	—	27,760
INVESTMENTS IN JOINT VENTURES	6,615	—	—	—	6,615
OTHER ASSETS	12,406	—	6,333	(1,212)	17,527

TOTAL	$771,860	$11,443	$634,059	$(660,028)	$757,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,896	$1,341	$—	$—	70,237
Payables to affiliates	93,013	5,001	420	(98,434)	—
Accrued expenses	25,269	787	7,855	—	33,911
Billings in excess of contract revenues	12,258	789	—	(728)	12,319
Current portion of note payable	2,500	—	—	—	2,500
Current portion of equipment debt	111	—	—	—	111

Total current liabilities	202,047	7,918	8,275	(99,162)	119,078

LONG TERM NOTE PAYABLE	5,000	—	—	—	5,000
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	—	—	93,451	(1,212)	92,239
OTHER	8,684	—	832	—	9,516

Total liabilities	215,731	7,918	352,558	(100,374)	475,833

Total Great Lakes Dredge & Dock Corporation Equity	556,129	3,525	281,188	(559,654)	281,188
NONCONTROLLING INTERESTS	—	—	313	—	313

TOTAL EQUITY	556,129	3,525	281,501	(559,654)	281,501

TOTAL	$771,860	$11,443	$634,059	$(660,028)	$757,334

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,416	$62	$—	$—	$48,478
Accounts receivable—net	93,983	1,565	—	—	95,548
Receivables from affiliates	5,338	5,798	6,745	(17,881)	—
Contract revenues in excess of billings	24,777	94	—	(29)	24,842
Inventories	31,734	—	—	—	31,734
Prepaid expenses	3,246	—	202	—	3,448
Other current assets	9,853	8	9,058	—	18,919

Total current assets	217,347	7,527	16,005	(17,910)	222,969

PROPERTY AND EQUIPMENT—Net	322,958	273	—	—	323,231
GOODWILL	97,799	250	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	3,017	263	—	—	3,280
INVESTMENTS IN SUBSIDIARIES	2,311	—	528,425	(530,736)	—
INVENTORIES — Noncurrent	27,128	—	—	—	27,128
INVESTMENTS IN JOINT VENTURES	7,329	—	—	—	7,329
OTHER ASSETS	7,704	—	4,350	(215)	11,839

TOTAL	$685,593	$8,313	$548,780	$(548,861)	$693,825

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,534	$1,187	$—	$—	$82,721
Payables to affiliates	14,151	3,655	—	(17,806)	—
Accrued expenses	30,511	693	1,605	—	32,809
Billings in excess of contract revenues	14,121	467	—	(104)	14,484
Current portion of note payable	2,500	—	—	—	2,500
Current portion of equipment debt	303	—	—	—	303

Total current liabilities	143,120	6,002	1,605	(17,910)	132,817

LONG TERM NOTE PAYABLE	5,000	—	—	—	5,000
7 3/4% SENIOR SUBORDINATED NOTES	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	—	—	92,681	(215)	92,466
OTHER	9,048	—	2,669	—	11,717

Total liabilities	157,168	6,002	271,955	(18,125)	417,000

Total Great Lakes Dredge & Dock Corporation Equity	528,425	2,311	278,953	(530,736)	278,953
NONCONTROLLING INTERESTS	—	—	(2,128)	—	(2,128)

TOTAL EQUITY	528,425	2,311	276,825	(530,736)	276,825

TOTAL	$685,593	$8,313	$548,780	$(548,861)	$693,825

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$151,223	$6,269	$—	$(2,533)	$154,959
COSTS OF CONTRACT REVENUES	(132,879)	(4,847)	—	2,533	(135,193)

GROSS PROFIT	18,344	1,422	—	—	19,766

OPERATING EXPENSES
General and administrative expenses	12,522	208	892	—	13,622
Gain on sale of assets	(2,513)	—	—	—	(2,513)

Total operating income (loss)	8,335	1,214	(892)	—	8,657

INTEREST EXPENSE (Net)	(49)	(54)	(4,808)	—	(4,911)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	1,160	—	11,567	(12,727)	—
EQUITY IN LOSS OF JOINT VENTURE	(123)	—	—	—	(123)
LOSS ON EXTENGUISHMENT OF DEBT	—	—	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES	9,323	1,160	5,867	(12,727)	3,623

INCOME TAX (PROVISION) BENEFIT	2,244	—	(3,699)	—	(1,455)

NET INCOME (LOSS)	11,567	1,160	2,168	(12,727)	2,168
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(462)	—	(462)

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$11,567	$1,160	$1,706	$(12,727)	$1,706

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$179,218	$1,703	$—	$(786)	$180,135
COSTS OF CONTRACT REVENUES	(144,436)	(1,896)	—	786	(145,546)

GROSS PROFIT	34,782	(193)	—	—	34,589

General and administrative expenses	13,296	152	926	—	14,374

Total operating income (loss)	21,486	(345)	(926)	—	20,215

INTEREST EXPENSE (Net)	3	(18)	(2,980)	—	(2,995)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(363)	—	21,354	(20,991)	—
EQUITY IN LOSS OF JOINT VENTURE	(131)	—	—	—	(131)

INCOME (LOSS) BEFORE INCOME TAXES	20,995	(363)	17,448	(20,991)	17,089

INCOME TAX PROVISION	359	—	(7,114)	—	(6,755)

NET INCOME (LOSS)	21,354	(363)	10,334	(20,991)	10,334
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	474	—	474

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$21,354	$(363)	$10,808	$(20,991)	$10,808

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$305,262	$9,586	$—	$(4,551)	$310,297
COSTS OF CONTRACT REVENUES	(259,788)	(7,852)	—	4,551	(263,089)

GROSS PROFIT (LOSS)	45,474	1,734	—	—	47,208

OPERATING EXPENSES
General and administrative expenses	23,726	421	1,564	—	25,711
Gain on sale of assets	(2,771)	—	—	—	(2,771)

Total operating income	24,519	1,313	(1,564)	—	24,268

INTEREST EXPENSE (Net)	(129)	(99)	(10,633)	—	(10,861)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	1,214	—	28,118	(29,332)	—
EQUITY IN LOSS OF JOINT VENTURE	(714)	—	—	—	(714)
LOSS ON EXTENGUISHMENT OF DEBT	—	—	(5,145)	—	(5,145)

INCOME (LOSS) BEFORE INCOME TAXES	24,890	1,214	10,776	(29,332)	7,548

INCOME TAX (PROVISION) BENEFIT	3,228	—	(6,210)	—	(2,982)

NET INCOME (LOSS)	28,118	1,214	4,566	(29,332)	4,566
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(468)	—	(468)

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$28,118	$1,214	$4,098	$(29,332)	$4,098

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

CONTRACT REVENUES	$340,047	$3,529	$—	$(2,041)	$341,535
COSTS OF CONTRACT REVENUES	(274,968)	(3,535)	—	2,041	(276,462)

GROSS PROFIT	65,079	(6)	—	—	65,073

OPERATING EXPENSES
General and administrative expenses	23,480	347	1,617	—	25,444

Total operating income (loss)	41,599	(353)	(1,617)	—	39,629

INTEREST EXPENSE (Net)	(4)	(37)	(6,174)	—	(6,215)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(390)	—	40,702	(40,312)	—
EQUITY IN LOSS OF JOINT VENTURE	(853)	—	—	—	(853)

INCOME (LOSS) BEFORE INCOME TAXES	40,352	(390)	32,911	(40,312)	32,561

INCOME TAX PROVISION	350	—	(13,344)	—	(12,994)

NET INCOME (LOSS)	40,702	(390)	19,567	(40,312)	19,567
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	567	—	567

NET INCOME (LOSS) ATTRIBUTABLE TO GREAT LAKES DREDGE & DOCK CORPORATION	$40,702	$(390)	$20,134	$(40,312)	$20,134

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

AS OF JUNE 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES —
Net cash flows provided by (used in) operating activities	$3,004	$3,230	$(16,679)	$—	$(10,445)

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,583)	—	—	—	(13,583)
Dispositions of property and equipment	7,275	—	—	—	7,275

Net cash flows used in investing activities	(6,308)	—	—	—	(6,308)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior unsecured notes	—	—	250,000	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	—	(175,000)	—	(175,000)
Senior subordinated notes redemption premium	—	—	(2,264)	—	(2,264)
Deferred financing fees	—	—	(5,829)	—	(5,829)
Dividends paid	—	—	(2,236)	—	(2,236)
Dividend equivalents paid on restricted stock units	—	—	(11)	—	(11)
Taxes paid on vested share awards	—	—	(250)	—	(250)
Net change in accounts with affiliates	50,703	(2,893)	(47,810)	—	—
Repayments of long-term debt	(217)	—	—	—	(217)
Exercise of stock options	—	—	27	—	27
Excess income tax benefit from share-based compensation	—	—	52	—	52

Net cash flows provided by (used in) financing activities	50,486	(2,893)	16,679	—	64,272

NET CHANGE IN CASH AND EQUIVALENTS	47,182	337	—	—	47,519

CASH AND CASH EQUIVALENTS — Beginning of year	48,416	62	—	—	48,478

CASH AND CASH EQUIVALENTS — End of year	$95,598	$399	$—	$—	$95,997

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

AS OF JUNE 30, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES —
Net cash flows provided by (used in) operating activities	$98,716	$1,336	$(24,407)	$—	$75,645

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,973)	—	—	—	(12,973)
Dispositions of property and equipment	210	—	—	—	210

Net cash flows used in investing activities	(12,763)	—	—	—	(12,763)

FINANCING ACTIVITIES:
Dividends paid	—	—	(1,992)	—	(1,992)
Dividend equivalents paid on restricted stock units	—	—	(12)	—	(12)
Net change in accounts with affiliates	(36,063)	(1,348)	37,411	—	—
Repayments of long-term debt	(740)	—	—	—	(740)
Exercise of stock options	414	—	—	—	414
Borrowings under revolving loans	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	(25,968)	—	(25,968)

Net cash flows provided by (used in) financing activities	(36,389)	(1,348)	24,407	—	(13,330)

NET CHANGE IN CASH AND EQUIVALENTS	49,564	(12)	—	—	49,552

CASH AND CASH EQUIVALENTS — Beginning of year	3,028	222	—	—	3,250

CASH AND CASH EQUIVALENTS — End of year	$52,592	$210	$—	$—	$52,802

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 14% of its dredging revenues for the first six months of 2011, compared with the Company’s three year average of 23%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2011, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 54% of dredging revenues, down slightly from the Company’s three year average of 60%.

The Company’s demolition subsidiaries are headquartered in the Boston, Massachusetts area. In the first six months of 2011, demolition revenues accounted for 16% of total revenues, above the prior three year average of 12%. The demolition segment’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. The majority of the work has historically been performed in New England; however, the primary demolition subsidiary, NASDI, LLC (“NASDI”) continues to expand its footprint primarily into the New York area and the marine demolition market, and specifically into bridge demolition projects. Effective as of January 1, 2011, NASDI became a wholly owned subsidiary of the Company. See Note 10 to Condensed Consolidated Financial Statements.

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

Results of Operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(87.2)	(80.8)	(84.8)	(80.9)

Gross profit	12.8	19.2	15.2	19.1
General and administrative expenses	8.8	8.0	8.3	7.5
Gain on sale of assets, net	(1.6)	—	(0.9)	—

Operating income	5.6	11.2	7.8	11.6
Interest expense, net	(3.2)	(1.7)	(3.5)	(1.8)
Equity in loss of joint ventures	(0.1)	(0.1)	(0.2)	(0.2)
Loss on extinguishment of debt	—	—	(1.7)	—

Income before income taxes	2.3	9.4	2.4	9.6
Income tax provision	(0.9)	(3.7)	(1.0)	(3.8)

Net income	1.4	5.7	1.4	5.8
Net (income) loss attributable to noncontrolling interests	(0.3)	0.3	(0.2)	0.2

Net income attributable to Great Lakes Dredge & Dock Corporation	1.1%	6.0%	1.2%	6.0%

Adjusted EBITDA	11.2%	16.2%	13.5%	16.8%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income attributable to Great Lakes Dredge & Dock Corporation	$1,706	$10,808	$4,098	$20,134
Adjusted for:
Loss on extinguishment of debt	—	—	5,145	—
Interest expense, net	4,911	2,995	10,861	6,215
Income tax expense	1,455	6,755	2,982	12,994
Depreciation and amortization	9,238	8,554	18,804	17,993

Adjusted EBITDA	$17,310	$29,112	$41,890	$57,336

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues (in thousands)	2011	2010	Change	2011	2010	Change
Dredging:
Capital - U.S.	$44,480	$72,164	(38)%	$90,509	$116,251	(22)%
Capital - foreign	16,065	13,640	18%	37,936	39,212	(3)%
Beach	28,376	43,099	(34)%	46,233	81,704	(43)%
Maintenance	28,703	36,696	(22)%	75,942	77,473	(2)%
Rivers & Lakes*	7,461	—	—%	11,062	—	—%

Dredging Revenue	125,085	165,599	(24)%	261,682	314,640	(17)%
Demolition	29,874	14,536	106%	48,615	26,895	81%

Total Revenue	$154,959	$180,135	(14)%	$310,297	$341,535	(9)%

*	Rivers & Lakes was acquired by the Company on December 31, 2010 in connection with the Matteson acquisition, and did not operate as part of the Company prior to January 1, 2011

Total revenue for the 2011 second quarter was $155.0 million, down 14% from $180.1 million during the 2010 second quarter. Most of this decline was attributable to a decrease in domestic capital revenue, as well as a decrease in beach nourishment and maintenance revenue. Demolition revenue for the quarter was $29.9 million, more than double that of a year ago. Revenue for the six months ended June 30, 2011 was down compared to the prior year, due to decreases in dredging revenue, offset by contributions from rivers & lakes and a significant increase in demolition revenues.

Capital projects include large port deepenings and other infrastructure projects such as land reclamations. Domestic capital dredging revenue decreased $27.7 million, or 38%, in the 2011 second quarter, compared to the 2010 second quarter. Domestic capital dredging revenue decreased $25.7 million, or 22%, in the six months ended June 30, 2011, compared to the same period in 2010. Domestic capital revenues in the quarter and year to date were generated by work in the Port of New York, three projects in Florida and concluding work on the Louisiana sand berms. Foreign revenue increased $2.4 million, or 18%, for the second quarter of 2011 compared to the 2010 second quarter, but decreased $1.3 million, or 3%, in first six months of 2011 compared to the same period in 2010. Over 40% of foreign revenue was driven by two projects in Bahrain. Foreign revenues also benefited from the resolution of outstanding project claims of approximately $3.8 million in the 2011 first quarter.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion. Beach nourishment revenue in the 2011 second quarter decreased $14.7 million, or 34%, compared to the same 2010 quarter. Year to date 2011 beach revenue decreased $35.5 million, or 43%, compared to the first half of 2010. Beach nourishment revenue in the first six months of 2010 was atypically high due to the significant beach nourishment backlog the Company had at the beginning of 2010. In the 2011 second quarter, the Company worked on several beach projects, including projects in Delaware, Florida, New Jersey and North Carolina.

Maintenance projects include routine dredging of ports, non-inland rivers and channels to remove the regular build up of sediment. Maintenance revenue in the 2011 second quarter decreased by $8.0 million, or 22%, compared to the 2010 second quarter. Maintenance revenue in the first six months of 2011 decreased by $1.5 million, or 2%, compared to the same period in 2010. Maintenance revenue decreased compared to the prior year as the Company won fewer projects in the first half of 2011 compared to 2010.

Rivers and lakes projects include inland lake and river dredging, environmental restoration and habitat improvement and other marine construction. Rivers and lakes revenue was $7.5 million and $11.1 million for the three and six months ended June 30, 2011, respectively. The Company purchased its rivers and lakes operations on December 31, 2010. Rivers and lakes revenue increased in the 2011 second quarter because first quarter revenue is generally limited by freezing conditions in the northern United States that are typical during that time of year.

Gross profit for the 2011 second quarter decreased by 43% to $19.8 million, from $34.6 million in the same 2010 quarter. Gross profit margin (gross profit divided by revenue) for the 2011 second quarter decreased to 12.8% from 19.2% in the 2010 second quarter. Gross profit for the six months ended June 30, 2011 decreased by $17.9 million to $47.2 million from $65.1 million in the same 2010 period, resulting in a decline in and gross profit margin to 15.2% from 19.1%. The decrease in gross profit and gross profit margin was primarily due to lower fixed cost coverage associated with increased vessel downtime and negative gross profit in the Company’s demolition segment. The demolition segment continued to work on several projects, primarily in the New York market, that experienced cost overruns. These projects were commenced in 2010 as part of the demolition segment’s expansion into new markets.

The Company’s general and administrative expenses totaled $13.6 million and $25.7 million for the three and six months ended June 30, 2011. General and administrative expenses totaled $14.2 million and $25.2 million for the three and six months ended June 30, 2010. Although these expenses remain relatively flat, the six months ended June 30, 2011 included an additional $1.1 million of amortization expense related to the Company’s December 2010 acquisition of its rivers and lakes dredging operations. Additionally, during the 2011 second quarter, the demolition segment recorded $1.3 million of investigation-related expenses resulting from two subpoenas received in April 2011 (see Note 9 to Condensed Consolidated Financial Statements). In the six months ended June 30, 2010 the Company incurred severance expense of $2.7 million related to the April 2010 departure of the Company’s former Chief Operating Officer.

During the 2011 second quarter, the Company completed the sale of the dredge Victoria Island, resulting in the recognition of a $2.0 million gain.

Operating income for the three and six months ended June 30, 2011 decreased 57% and 39% to $8.7 million and $24.3 million, respectively, compared to the same periods of 2010, as a result of decreased dredging revenue and the resulting decline in gross profit, as well as negative gross profit in the demolition segment.

Interest expense totaled $4.9 million and $10.9 million, for the three and six months ended June 30, 2011, respectively, an increase from $3.0 million and $6.2 million from the same period of 2010, primarily due to the Company’s issuance of $250 million of 7.375% senior notes and the related redemption of the Company’s $175 million of 7.75% senior subordinated notes in the 2011 first quarter. Due to timing requirements, both of these note issuances were outstanding and accruing interest for approximately 30 days in the 2011 first quarter, resulting in duplicative interest expense of approximately $1.1 million. In addition, although the senior notes accrue interest at a lower interest rate, the increase in principal outstanding results in an increased amount of interest expense. Additionally, the Company recorded gains on interest rate swaps of $0.3 million for both the three and six months ended June 30, 2011, compared to gains of $0.9 million and $1.7 million for the three and six months ended June 30, 2010, respectively, as interest rates generally declined during 2011.

Income tax expense for the three and six months ended June 30, 2011 was $1.5 million and $3.0 million, respectively, compared to $6.8 million and $13.0 million for the same 2010 periods. This decrease was primarily attributable to lower earnings generated in 2011. The effective tax rate for the six months ended June 30, 2011 was 39.5%, which is substantially consistent with the effective tax rate of 39.9% for the same period of 2010. The Company expects the tax rate for the full year to remain at 39.5%.

Net income attributable to Great Lakes Dredge & Dock Corporation was $1.7 million and earnings per diluted share were $0.03 for the 2011 second quarter as compared to $10.8 million and $0.18 for the same 2010 period. Net income attributable to Great Lakes Dredge & Dock Corporation and earnings per diluted share for the six months ended June 30, 2011 was $4.1 million and $0.07, respectively, compared to $20.1 million and $0.34 for the same 2010 period. The decrease is due to the lower operating income and increased interest expense for the period, as well as approximately $6.2 million of expense associated with the redemption of the $175 million senior subordinated notes (consisting of a $2.9 million non-cash write off of deferred financing fees, a $2.2 million redemption premium, and $1.1 million in interest on the $175 million notes that were outstanding for 30 days after the debt was called).

Adjusted EBITDA (as defined on page 22) was $17.3 million and $41.9 million for the three and six months ended June 30, 2011, respectively, compared with $29.1 million and $57.3 million in the same 2010 periods, for the reasons discussed above.

Results by segment

Dredging

Dredging revenues for the three and six months ended June 30, 2011 were $125.1 million and $261.7 million, respectively, compared to $165.6 million and $314.6 million for the same periods of 2010. Dredging revenues for the six months ended June 30, 2011 were driven by domestic capital work. The decline in dredging revenue was due to a decline in domestic capital, beach nourishment and maintenance revenue, which was partially offset by the revenue contribution of the Company’s rivers and lakes operations. Gross profit margin in the dredging segment was 17.3% and 18.9% for the three and six months ended June 30, 2011 compared to gross profit margin in the dredging segment of 20.7% and 20.1% for the three and six months ended June 30, 2010, respectively, as lower dredging revenues from increased vessel downtime resulted in lower coverage of fixed costs. Dredging segment operating income was $13.6 million and $31.4 million for the three and six months ended June 30, 2011, compared to operating income of $21.5 million and $41.0 million for the three and six months ended June 30, 2010, respectively.

Demolition

Demolition revenues for the three and six months ended June 30, 2011 totaled $29.9 million and $48.6 million, respectively, compared to $14.5 million and $26.9 million for the same 2010 periods. The demolition segment experienced higher revenue levels in the 2011 second quarter as it worked off backlog from the New York market and due to the Louisiana bridge project that was started earlier this year. The demolition segment generated an operating loss of $4.9 million and $7.1 million for the three and six months ended June 30, 2011, respectively, compared to an operating loss of $1.2 million and $1.4 million for the same periods of 2010. Gross profit margin in the demolition segment was (4.5%) and (6.2%) for the three and six months ended June 30, 2011 compared to gross profit margin of 2.1% and 6.4% for the three and six months ended June 30, 2010, respectively. The Company continued to experience cost overruns on demolition projects in the New York market that were commenced in 2010, resulting in additional losses during the quarter. This, along with the $1.3 million of additional legal expenses relating to the subpoenas received in April 2011, drove down the second quarter results for the demolition segment.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2011	2010	2010
Dredging:
Capital - U.S.	$49,086	$117,866	$170,709
Capital - foreign	53,941	65,334	35,899
Beach	62,228	18,080	10,860
Maintenance	12,935	56,140	31,681
Rivers & Lakes*	18,355	25,116	—

Dredging Backlog	196,545	282,536	249,149
Demolition	74,087	80,984	57,601

Total Backlog	$270,632	$363,520	$306,750

*	Rivers & Lakes was acquired by the Company on December 31, 2010 in connection with the Matteson acquisition, and was not part of the Company for the period ended June 30, 2010

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged, and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. In addition, a significant amount of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2011 second quarter totaled $135.9 million, resulting in a total amount of work awarded for six months ended June 30, 2011 to $333.4 million, compared to $302.6 million in the same period of 2010. The Company won 78%, or $89.5 million, of the beach nourishment projects awarded through June 30, 2011, as well as 22%, or $30.4 million, of the maintenance projects and 12%, or $8.8 million, of capital projects awarded through June 30, 2011. The Company won 40% of the overall domestic bid market through June 30, 2011, on par with its three year average of 39%. In addition, since the end of the second quarter the Company has won over $90 million in projects, including a $43 million Louisiana coastal restoration project. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $196.5 million at June 30, 2011 compared to $282.5 million as of December 31, 2010. These amounts do not reflect approximately $27 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2010 the amount of domestic low bids pending award was $40 million.

Capital dredging backlog at June 30, 2011 was less than prior periods because the Company worked off most of its prior backlog related to deepening projects in the ports of New York and New Jersey and no large capital projects were added to backlog during the first half of 2011. The Company initially anticipated that no major capital deepening projects were expected to be let to bid this year; however, it now appears that a large project in New York will be bid in 2011. The Company believes that the new focus in Washington D.C. on marine infrastructure is evidenced by the bipartisan interest in addressing deferred and long overdue needs.

The $43 million Louisiana coastal restoration project won by Great Lakes in July, along with another coastal project that was let to bid, demonstrates that resources are being devoted to help restore the barrier islands and wetlands that provide natural protection from storms. The Company believes that numerous projects are being planned in the Gulf States resulting from a fund established following the Deepwater Horizon Oil Spill, which has not yet released projects. These projects have been long overdue to restore the eroding coastline.

Although several Middle Eastern countries have experienced civil unrest and resulting governmental instability in the current year, recent international response and focus has contributed to increased stability within many of these nations, including Bahrain. The Company has maintained normal operations for its international projects and has a positive outlook for many of its foreign markets. There has been further evidence of an increase in international dredging plans, particularly in the Middle East. In addition, the Company continues to follow the many opportunities in Brazil. These foreign opportunities include several projects that are being advertised which fit well with Great Lakes’ expertise and equipment.

Demolition services backlog was $74.1 million and $80.9 million at June 30, 2011 and December 31, 2010, respectively. This continued level of backlog reflects the success the demolition segment has achieved in expanding into other markets, specifically in New York and bridge demolition.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash (used in) provided by operating activities for the six months ended June 30, 2011 and 2010 totaled $(10.4) million, and $75.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first six months of 2011, net cash used in operating activities was primarily the result of lower net income and changes in accounts receivable and other operating assets between periods. In the first six months of 2010, lower activity in foreign dredging operations (which usually experience longer collection periods) coupled with payments being made on a foreign accounts receivable that had been outstanding throughout 2009, drove the increase in cash generated.

The Company’s net cash flows used in investing activities for the first six months of 2011 and 2010 totaled $6.3 million and $12.8 million, respectively. During the six months ended June 30, 2011, the Company sold the dredge Victoria Island for $6.6 million. Other investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet.

The Company’s net cash flows provided by (used in) financing activities for the quarters ended June 30, 2011 and 2010 totaled $64.3 million and $(13.3) million, respectively. The Company issued $250 million of 7.375% senior notes in the first six months of 2011, resulting in $244.2 million of net proceeds. The Company used a portion of these net proceeds to redeem its $175 million of 7.75% senior subordinated notes in the first six months of 2011 for $180.0 million, which included a redemption premium and unpaid interest. Cash flows used in financing activities in the first six months of 2010 was primarily due to the net repayment of $11.0 million of revolving credit borrowings.

The Company paid $2.2 million in dividends in the first six months of 2011. The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s Credit Agreement, Bonding Agreement and the Indenture relating to its senior notes, and other factors the Board of Directors deems relevant. Accordingly, the Company cannot make any assurances as to the amount of any such dividend or that it will pay any such dividend in future periods.

In January 2011, the Company issued $250 million aggregate principal amount of 7.375% senior notes due February 1, 2019 in a private placement. Approximately $180 million of the net proceeds from the issuance of the senior notes was used to redeem all of the Company’s 7.75% senior subordinated notes due December 2013, including a redemption premium and accrued and unpaid interest. The remaining net proceeds from the issuance of the senior notes were used to augment working capital and could be used in the future for acquisitions. The Indenture governing the senior notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries; and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture governing the senior notes.

In connection with the issuance of the senior notes, the Company entered an agreement giving registration rights to initial purchasers of the senior notes (the “Registration Rights Agreement”). The terms of the Registration Rights Agreement require, among other things, that the Company agreed use its commercially reasonable efforts to consummate an offer (the “Exchange Offer”) to exchange the senior notes for registered, publicly tradable notes that have substantially identical terms as the senior notes. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, then the Company will be required to pay, as liquidated damages, additional interest to the holders of the senior notes at an annual rate of 0.25% per annum which rate will be increased by an additional 0.25% per annum for each subsequent 90 day period that such additional interest continues to accrue (provided that the rate at which such additional interest accrues may not exceed 1.0% per annum). The Company commenced the Exchange Offer in August 2011 and expects to consummate the Exchange Offer in September 2011. The Company believes that upon consummation of the Exchange Offer no additional interest will be payable.

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

The market risk of the Company’s financial instruments as of June 30, 2011 has not materially changed since December 31, 2010. The market risk profile of the Company on December 31, 2010 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2011. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There have been no material changes during the three months and six months ended June 30, 2011 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation (registrant)

By:	/S/ BRUCE J. BIEMECK
Bruce J. Biemeck President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 5, 2011

EXHIBIT INDEX

Number	Document Description

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.