Form 10-Q
period 2011-09-30
Great Lakes Dredge & Dock CORP
filed 2011-11-04
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, 58,960,444 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2011

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,050	$48,478
Accounts receivable — net	110,044	95,548
Contract revenues in excess of billings	25,735	24,842
Inventories	32,398	31,734
Prepaid expenses	2,703	3,448
Other current assets	28,747	18,919

Total current assets	306,677	222,969
PROPERTY AND EQUIPMENT — Net	311,588	323,231
GOODWILL	98,049	98,049
OTHER INTANGIBLE ASSETS — Net	1,340	3,280
INVENTORIES — Noncurrent	30,988	27,128
INVESTMENTS IN JOINT VENTURES	7,221	7,329
OTHER	11,955	11,839

TOTAL	$767,818	$693,825

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,928	$82,721
Accrued expenses	27,688	32,809
Billings in excess of contract revenues	15,212	14,484
Current portion of note payable	2,500	2,500
Current portion of equipment debt	1,493	303

Total current liabilities	118,821	132,817
LONG TERM NOTE PAYABLE	5,000	5,000
7 3/8% SENIOR NOTES	250,000	—
7 3/4% SENIOR SUBORDINATED NOTES	—	175,000
DEFERRED INCOME TAXES	99,451	92,466
OTHER	9,200	11,717

Total liabilities	482,472	417,000

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock—$.0001 par value; 90,000,000 authorized, 58,960,444 and 58,770,369 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	6	6
Additional paid-in capital	267,297	266,329
Retained earnings	18,468	12,261
Accumulated other comprehensive income (loss)	(795)	357

Total Great Lakes Dredge & Dock Corporation Equity	284,976	278,953
NONCONTROLLING INTERESTS	370	(2,128)

Total equity	285,346	276,825

TOTAL	$767,818	$693,825

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contract revenues	$158,468	$173,333	$468,765	$514,868
Costs of contract revenues	131,077	140,638	394,166	417,100

Gross profit	27,391	32,695	74,599	97,768
General and administrative expenses	12,736	16,640	38,447	42,084
Gain on sale of assets, net	(131)	—	(2,902)	—

Operating income	14,786	16,055	39,054	55,684
Interest expense, net	(5,571)	(3,302)	(16,432)	(9,517)
Equity in earnings (loss) of joint ventures	606	81	(108)	(772)
Loss on foreign currency transactions, net	(544)	—	(544)	—
Loss on extinguishment of debt	—	—	(5,145)	—

Income before income taxes	9,277	12,834	16,825	45,395
Income tax provision	(3,618)	(5,113)	(6,600)	(18,107)

Net income	5,659	7,721	10,225	27,288
Net (income) loss attributable to noncontrolling interests	(57)	(36)	(525)	531

Net income attributable to Great Lakes Dredge & Dock Corporation	$5,602	$7,685	$9,700	$27,819

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.10	$0.13	$0.16	$0.47
Basic weighted average shares	58,930	58,698	58,863	58,616
Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.09	$0.13	$0.16	$0.47
Diluted weighted average shares	59,161	58,901	59,533	58,818
Dividends declared per share	$0.02	$0.02	$0.06	$0.05

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except share amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Total
BALANCE — January 1, 2011	58,770,369	$6	$266,329	$12,261	$357	$(2,128)	$276,825
Share-based compensation	77,369	—	1,224	—	—	—	1,224
Vesting of restricted stock units, including impact of shares withheld for taxes	106,428	—	(291)	—	—	—	(291)
Exercise of stock options	6,278	—	27	—	—	—	27
Excess income tax benefit from share based compensation	—	—	48	—	—	—	48
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid	—	—	—	(3,473)	—	—	(3,473)
Dividend equivalents paid on restricted stock units	—	—	—	(20)	—	—	(20)
Comprehensive income (loss):
Net income	—	—	—	9,700	—	525	10,225
Currency translation adjustment, net	—	—	—	—	(374)	—	(374)
Reclassification of derivative gains to earnings (net of tax of $830)	—	—	—	—	(1,250)	—	(1,250)
Change in fair value of derivatives (net of tax of $313)	—	—	—	—	472	—	472

Total comprehensive income						525	9,073

BALANCE — September 30, 2011	58,960,444	$6	$267,297	$18,468	$(795)	$370	$285,346

				Retained	Accumulated
	Shares of		Additional	Earnings	Other
	Common	Common	Paid-In	(Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Total
BALANCE — January 1, 2010	58,542,038	$6	$263,579	$(18,336)	$539	$(1,239)	244,549
Share-based compensation	68,467	—	1,734	—	—	—	1,734
Vesting of restricted stock units, including impact of shares withheld for taxes	13,202	—	—	—	—	—	—
Exercise of stock options	97,917	—	470	—	—	—	470
Dividends declared and paid	—	—	—	(2,990)	—	—	(2,990)
Dividend equivalents paid on restricted stock units	—	—	—	(17)	—	—	(17)
Comprehensive income (loss):
Net income (loss)	—	—	—	27,819	—	(531)	27,288
Reclassification of derivative gains to earnings (net of tax of $64)	—	—	—	—	(96)	—	(96)
Change in fair value of derivatives (net of tax of $153)	—	—	—	—	(231)	—	(231)

Total comprehensive income (loss)						(531)	26,961

BALANCE — September 30, 2010	58,721,624	$6	$265,783	$6,476	$212	$(1,770)	$270,707

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$10,225	$27,288
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	29,999	26,020
Equity in loss of joint ventures	108	772
Loss on extinguishment of 7 3/4% senior subordinated notes	5,145	—
Deferred income taxes	8,793	(683)
Gain on dispositions of property and equipment	(2,902)	(415)
Amortization of deferred financing fees	1,181	1,205
Unrealized foreign currency loss	525	—
Share-based compensation expense	1,224	1,734
Excess income tax benefit from share based compensation	(48)	—
Changes in assets and liabilities:
Accounts receivable	(13,279)	47,649
Contract revenues in excess of billings	(893)	10,342
Inventories	(4,524)	846
Prepaid expenses and other current assets	(11,641)	2,263
Accounts payable and accrued expenses	(9,707)	(3,447)
Billings in excess of contract revenues	728	(5,679)
Other noncurrent assets and liabilities	(1,308)	419

Net cash flows provided by operating activities	13,626	108,314
INVESTING ACTIVITIES:
Purchases of property and equipment	(24,901)	(18,283)
Proceeds from dispositions of property and equipment	7,452	361

Net cash flows used in investing activities	(17,449)	(17,922)
FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	250,000	—
Redemption of 7 3/4% senior subordinated notes	(175,000)	—
Senior subordinated notes redemption premium	(2,264)	—
Deferred financing fees	(5,962)	—
Dividends paid	(3,473)	(2,990)
Dividend equivalents paid on restricted stock units	(20)	(17)
Taxes paid on settlement of vested share awards	(291)	—
Repayments of equipment debt	(274)	(1,074)
Exercise of stock options	27	470
Excess income tax benefit from share-based compensation	48	—
Borrowings under revolving loans	—	14,968
Repayments of revolving loans	—	(25,968)

Net cash flows provided by (used in) financing activities	62,791	(14,611)

Change in cash and equivalents due to changes in foreign currency exchange rates	(396)	—

Net change in cash and cash equivalents	58,572	75,781
Cash and cash equivalents at beginning of period	48,478	3,250

Cash and cash equivalents at end of period	$107,050	$79,031

Supplemental Cash Flow Information
Cash paid for interest	$12,714	$6,848

Cash paid for income taxes	$5,282	$15,521

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$3,366	$2,565

Property and equipment purchased on capital leases and equipment notes	$2,085	$33

Acquisition of noncontrolling interest in NASDI, LLC	$40	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital projects have the highest margins due to the complexity of the projects, while beach nourishment projects have the most volatile margins because they are most often exposed to variability in weather conditions. In the current year condensed consolidated statements of operations, the Company has presented gains, net of losses, on the sale of assets as a separate line item in operating income. In the prior year gains, net of losses, on the sale of assets included in costs of contract revenues were $151 and $387 for the three and nine months ended September 30, 2010.

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

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. In the current quarter, the Company early adopted new accounting guidance that allows for the option to perform a qualitative assessment prior to calculating the fair value of a reporting unit in the first step of the annual goodwill impairment testing. The Company performed its most recent annual test of impairment as of July 1, 2011 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by approximately 35% and 8%, respectively. Given the small margin the demolition segment’s fair value is in excess of its carrying value, a more than insignificant decline in the demolition segment’s future operating results or cash flow forecasts versus the segment’s current forecasts could potentially cause a goodwill impairment charge to be recognized in a future period.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Future adoption of accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to their accounting guidance to clarify existing standards and to improve comparability of fair value measurements disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendment clarifies the FASB’s intent as it relates to existing measurement guidance and revises some requirements for measuring or disclosing information about fair value measurements. The amendment will be effective for Great Lakes on January 1, 2012 and is not expected to have a significant impact on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Great Lakes Dredge & Dock Corporation—numerator for basic and diluted earnings per share	$5,602	$7,685	$9,700	$27,819
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	58,930	58,698	58,863	58,616
Dilutive impact of outstanding restricted stock units issued	178	173	250	165
Dilutive impact of outstanding stock options issued*	53	30	420	37

Denominator for diluted earnings per share adjusted weighted average shares	59,161	58,901	59,533	58,818

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.10	$0.13	$0.16	$0.47

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.09	$0.13	$0.16	$0.47

*	For the three and nine months ended September 30, 2011, 990,794 and zero options to purchase shares of common stock, respectively, were excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2010, 588,384 and 304,695 options to purchase shares of common stock, respectively, were excluded. The options were excluded based on the application of the treasury stock method, as such options were determined to be anti-dilutive.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At September 30, 2011, the Company held certain derivative contracts that it uses to manage commodity price risk and interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. At September 30, 2011 the Company held a position in a money market fund where quoted prices are not available in an active market. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20,022	$—	$20,022	$—
Fuel hedge contracts	(701)	—	(701)	—
Interest rate swap contracts	1,198	—	—	1,198

Total assets measured at fair value	$20,519	$—	$19,321	$1,198

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$595	$—	$595	$—
Interest rate swap contracts	1,264	—	—	1,264

Total assets measured at fair value	$1,859	$—	$595	$1,264

Interest rate swaps

In May 2009, the Company entered into two interest rate swap arrangements, which are effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. Although the senior subordinated notes were redeemed in January 2011, the swaps remain in place. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
	2011	2010
Balance at January 1,	$1,264	$(20)
Total unrealized gains (losses): included in earnings	(511)	1,365
Settlements	445	440

Balance at September 30,	$1,198	$1,785

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
	2011	2010
Balance at July 1,	$1,141	$1,193
Total unrealized losses: included in earnings	57	592
Settlements	—	—

Balance at September 30,	$1,198	$1,785

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

As of September 30, 2011, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2012. As of September 30, 2011, there were 3.2 million gallons remaining on these contracts which represent approximately 45% of the Company’s forecasted fuel purchases through May 2012. Under these swap agreements, the Company will pay fixed prices ranging from $2.35 to $3.33 per gallon.

At each balance sheet date, unrealized gains and losses on fuel hedge contracts are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Gains and losses realized upon settlement of fuel hedge contracts are reclassified from accumulated other comprehensive income (loss) as the fuel is utilized, as a reduction of fuel expense, which is a component of costs of contract revenues in the condensed consolidated statements of operations.

At September 30, 2011 and December 31, 2010, the fair value asset of the fuel hedge contracts was estimated to be $19 and $595, respectively, and is recorded in other current assets. At September 30, 2011 the fair value liability of the fuel hedge contracts was estimated to be $720, and is recorded in accrued expenses. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the period ended September 30, 2011 was $1,250. The remaining gains included in accumulated other comprehensive income at September 30, 2011 will be reclassified into earnings over the next eight months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the money market fund, interest rate and fuel hedge contracts outstanding as of September 30, 2011 and December 31, 2010 is as follows:

	Fair Value At September 30, 2011
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Cash equivalents	Cash and cash equivalents	$20,022
Fuel hedge contracts	Other current assets	19	Accrued expenses	$(720)
Interest rate swaps	Other current assets	819	Accrued expenses	—
Interest rate swaps	Other assets	379	Other liabilities	—

Total		$21,239		$(720)

	Fair Value At September 31, 2011
	Balance Sheet Location	Fair Value Asset	Balance Sheet Location	Fair Value Liability

Interest rate swaps	Other current assets	$816	Other liabilities	$—
Interest rate swaps	Other assets	448	Other liabilities	—
Fuel hedge contracts	Other current assets	595	Accrued expenses	—

Total		$1,859		$—

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at September 30, 2011. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $231,250 at September 30, 2011, based on recent transactions.

4. Share based compensation

The Company’s 2007 Long-Term Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders and help to attract and retain the best possible talent.

In June 2011, the Company granted 444,178 options to purchase shares of common stock and 263,428 restricted stock units to certain employees pursuant to the plan. In addition all non-employee directors on the Company’s board of directors are paid a portion of their compensation in stock grants. Compensation cost charged to income related to all share-based compensation arrangements was $381 and $1,224, respectively, for the three months and nine months ended September 30, 2011 and $440 and $1,734, respectively, for the three and nine months ended September 30, 2010.

5. Accounts receivable

Accounts receivable at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Completed contracts	$38,581	$20,093
Contracts in progress	57,009	64,399
Retainage	16,293	12,711

	111,883	97,203
Allowance for doubtful accounts	(1,839)	(1,655)

Total accounts receivable	$110,044	$95,548

At September 30, 2011 and December 31, 2010, $4,181 and $5,923, respectively, of retainage from long-term projects was not expected to be collected within the next twelve months and is classified as other non-current assets.

6. Contracts in progress

The components of contracts in progress at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$179,826	$287,291
Amounts billed	(158,153)	(263,665)

Costs and earnings in excess of billings for contracts in progress	21,673	23,626
Costs and earnings in excess of billings for completed contracts	4,062	1,216

Total contract revenues in excess of billings	$25,735	$24,842

Billings in excess of costs and earnings:
Amounts billed	$(425,977)	$(429,688)
Costs and earnings for contracts in progress	410,765	415,204

Total billings in excess of contract revenues	$(15,212)	$(14,484)

7.     Accrued expenses

Accrued expenses at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Payroll and employee benefits	$9,231	$13,573
Insurance	8,674	11,039
Interest	3,073	604
Percentage of completion adjustment	2,849	3,232
Income and other taxes	1,433	2,977
Other	2,428	1,384

Total accrued expenses	$27,688	$32,809

8.     Foreign currency translation

The financial statements of the Company’s foreign subsidiaries where the operations are primarily denominated in the foreign currency are translated into U.S. dollars for reporting. Balance sheet accounts are translated at the current foreign exchange rate at the end of each period and income statement accounts are translated at the average foreign exchange rate for each period. Gains and losses on foreign currency translations are reflected as a currency translation adjustment in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in loss on foreign currency transactions, net.

9.     Segment information

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Dredging
Contract revenues	$134,591	$149,107	$396,273	$463,747
Operating income	13,593	15,796	45,008	56,827
Demolition
Contract revenues	$23,877	$24,226	$72,492	$51,121
Operating income (loss)	1,193	259	(5,954)	(1,143)
Total
Contract revenues	$158,468	$173,333	$468,765	$514,868
Operating income	14,786	16,055	39,054	55,684

In addition, foreign dredging revenue of $21,843 and $59,779 for the three months and nine months ended September 30, 2011 and $20,916 and $60,129 for the three months and nine months ended September 30, 2010, respectively, was primarily attributable to work done in the Middle East and Brazil.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

10.     Commitments and contingencies

Commercial commitments

In June 2007, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America N.A. as administrative agent and issuing lender, various other financial institutions as lenders and certain subsidiaries of the Company as loan parties. The Credit Agreement provides for a revolving credit facility of up to $145,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate (as defined in the Credit Agreement), plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company’s ratio of Total Funded Debt to Adjusted Consolidated EBITDA (each as defined in the Credit Agreement). As of September 30, 2011, the Company had no borrowings and $22,641 of letters of credit outstanding, resulting in $122,359 of availability under the Credit Agreement.

The Company obtains its performance, bid and payment bonds through bonding agreements (the “Bonding Agreements”). The bonds issued under the Bonding Agreements are customarily required for dredging and marine construction projects, as well as demolition projects. As of September 30, 2011, Great Lakes had outstanding bonds valued at $265,481; however, the revenue value remaining in backlog related to these projects totaled $176,757.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of September 30, 2011, Great Lakes had $11,725 of letters of credit outstanding under this facility.

The Company also has $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

The Company’s obligations under the Credit Agreement and Bonding Agreements are secured by liens on a substantial portion of Great Lakes’ assets. As of December 31, 2010, the net book value of the Company’s operating equipment securing the Company’s obligations under the Credit Agreement and Bonding Agreements was $95,658 and $70,662, respectively. Great Lakes’ obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable.

The Credit Agreement, the Bonding Agreements and the indenture relating to the senior notes contain various restrictive covenants, including a limitation on dividends, limitations on redemption and repurchases of capital stock, limitations on the incurrence of additional indebtedness and requirements to maintain certain financial covenants.

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

Legal proceedings and other contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

The Company or its former subsidiary, NATCO Limited Partnership, is named as a defendant in approximately 251 asbestos-related personal injury lawsuits, the majority of which were filed between 1989 and 2000. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Over the last year, hundreds of lawsuits have been reactivated in an effort to clean out the administrative docket. Prior to the commencement of discovery in any of the reactivated cases, counsel for plaintiffs agreed to name a group of cases that they intended to pursue and to dismiss the remaining cases without prejudice. Plaintiffs have currently named 40 cases against the Company that they intend to pursue, each of which involves one plaintiff. The remaining cases against the Company have been dismissed. Plaintiffs in the dismissed cases could file a new lawsuit if they develop a new disease allegedly caused by exposure to asbestos on board our vessels. The Company is presently unable to quantify the amounts of damages being sought in these lawsuits because none of the complaints specify a damage amount. The Company does not believe that it is probable that losses from these claims could be material, and an estimate of a range of losses relating to these claims cannot reasonably be made. Based on the foregoing, management does not believe that the 40 lawsuits, individually and in the aggregate, will have a material impact on our business, financial position, results of operations or cash flows.

On August 26, 2009, the Company’s subsidiary NASDI, LLC (“NASDI”) received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office in the second quarter of 2011, but has had no further contact with the Massachusetts Attorney General’s office since then. The matter remains open, and, to the Company’s knowledge, no proceedings have currently been initiated against NASDI. Should a claim be brought, NASDI intends to defend itself vigorously. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material impact on its business, financial position, results of operations or cash flows.

On March 27, 2011, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain documents relating to certain projects performed by NASDI since January 2005. The Company continues to fully cooperate with the federal grand jury subpoena and internally investigate as appropriate. Based on the early stage of the U.S. Department of Justice’s investigation and the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, any action the U.S. Attorney may take, or the impact, if any, that this matter may have on the Company’s business, financial position, results of operations or cash flows.

On April 6, 2011, NASDI received a subpoena from the District Attorney for Richmond County, New York in connection with a grand jury investigation. The subpoena directs NASDI to furnish certain documents relating to one project performed by NASDI and one of its subcontractors. The subpoena appears to be related to the activities of NASDI’s subcontractor for this project. The Company fully complied with the production of requested documents and will continue to cooperate if additional requests are made. Based on the Company’s internal investigation to date, the Company does not believe that it will have any liability with respect to this matter. In addition, the Company intends to continue to fully cooperate with the New York grand jury subpoena.

The Company has not accrued any amounts with respect to these NASDI matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

11.     Acquisition of noncontrolling interest

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

12.     Subsequent events

In October 2011, the Company entered into a transaction to sell a parcel of land in Channelview, Texas. The Company received proceeds of $6,490 for land with a recorded value of $106, resulting in a gain of $6,384. There were no other items occurring subsequent to September 30, 2011 that would have a material impact on the financial statements.

13.     Subsidiary guarantors

The Company’s long-term debt at September 30, 2011 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s wholly-owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of September 30, 2011 and December 31, 2010;

(ii)	statements of operations for the three and nine months ended September 30, 2011 and 2010; and

(iii)	statements of cash flows for the nine months ended September 30, 2011 and 2010.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2011
(In thousands)
	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,269	$4,781	$—	$—	$107,050
Accounts receivable — net	107,875	2,169	—	—	110,044
Receivables from affiliates	38,563	6,481	49,639	(94,683)	—
Contract revenues in excess of billings	25,734	275	—	(274)	25,735
Inventories	32,398	—	—	—	32,398
Prepaid expenses	2,487	—	216	—	2,703
Other current assets	14,061	130	14,556	—	28,747

Total current assets	323,387	13,836	64,411	(94,957)	306,677
PROPERTY AND EQUIPMENT—Net	311,472	116	—	—	311,588
GOODWILL	97,799	250	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	1,170	170	—	—	1,340
INVENTORIES — Noncurrent	30,988	—	—	—	30,988
INVESTMENTS IN JOINT VENTURES	7,221	—	—	—	7,221
INVESTMENTS IN SUBSIDIARIES	3,732	—	572,946	(576,678)	—
OTHER ASSETS	6,817	3	6,254	(1,119)	11,955

TOTAL	$782,586	$14,375	$643,611	$(672,754)	$767,818

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,688	$1,240	$—	$—	71,928
Payables to affiliates	84,495	6,673	3,625	(94,793)	—
Accrued expenses	23,764	608	3,316	—	27,688
Billings in excess of contract revenues	15,076	300	—	(164)	15,212
Current portion of note payable	2,500	—	—	—	2,500
Current portion of equipment debt	1,493	—	—	—	1,493

Total current liabilities	198,016	8,821	6,941	(94,957)	118,821
LONG TERM NOTE PAYABLE	5,000	—	—	—	5,000
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	—	—	100,570	(1,119)	99,451
OTHER	8,446	—	754	—	9,200

Total liabilities	211,462	8,821	358,265	(96,076)	482,472
Total Great Lakes Dredge & Dock Corporation Equity	571,124	5,554	284,976	(576,678)	284,976
NONCONTROLLING INTERESTS	—	—	370	—	370

TOTAL EQUITY	571,124	5,554	285,346	(576,678)	285,346

TOTAL	$782,586	$14,375	$643,611	$(672,754)	$767,818

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2010
(In thousands)
	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,416	$62	$—	$—	$48,478
Accounts receivable — net	93,983	1,565	—	—	95,548
Receivables from affiliates	5,338	5,798	6,745	(17,881)	—
Contract revenues in excess of billings	24,777	94	—	(29)	24,842
Inventories	31,734	—	—	—	31,734
Prepaid expenses	3,246	—	202	—	3,448
Other current assets	9,853	8	9,058	—	18,919

Total current assets	217,347	7,527	16,005	(17,910)	222,969
PROPERTY AND EQUIPMENT—Net	322,958	273	—	—	323,231
GOODWILL	97,799	250	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	3,017	263	—	—	3,280
INVENTORIES — Noncurrent	27,128	—	—	—	27,128
INVESTMENTS IN JOINT VENTURES	7,329	—	—	—	7,329
INVESTMENTS IN SUBSIDIARIES	2,311	—	528,425	(530,736)	—
OTHER ASSETS	7,704	—	4,350	(215)	11,839

TOTAL	$685,593	$8,313	$548,780	$(548,861)	$693,825

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,534	$1,187	$—	$—	$82,721
Payables to affiliates	14,151	3,655	—	(17,806)	—
Accrued expenses	30,511	693	1,605	—	32,809
Billings in excess of contract revenues	14,121	467	—	(104)	14,484
Current portion of note payable	2,500	—	—	—	2,500
Current portion of equipment debt	303	—	—	—	303

Total current liabilities	143,120	6,002	1,605	(17,910)	132,817
LONG TERM NOTE PAYABLE	5,000	—	—	—	5,000
7 3/4% SENIOR SUBORDINATED NOTES	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	—	—	92,681	(215)	92,466
OTHER	9,048	—	2,669	—	11,717

Total liabilities	157,168	6,002	271,955	(18,125)	417,000
Total Great Lakes Dredge & Dock Corporation Equity	528,425	2,311	278,953	(530,736)	278,953
NONCONTROLLING INTERESTS	—	—	(2,128)	—	(2,128)

TOTAL EQUITY	528,425	2,311	276,825	(530,736)	276,825

TOTAL	$685,593	$8,313	$548,780	$(548,861)	$693,825

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$155,426	$6,796	$—	$(3,754)	$158,468
Costs of contract revenues	(127,306)	(7,525)	—	3,754	(131,077)

Gross profit	28,120	(729)	—	—	27,391
OPERATING EXPENSES:
General and administrative expenses	11,630	214	892	—	12,736
Gain on sale of assets, net	(131)	—	—	—	(131)

Operating income (loss)	16,621	(943)	(892)	—	14,786
Interest expense, net	(450)	(61)	(5,060)	—	(5,571)
Equity in earnings of subsidiaries	208	—	14,864	(15,072)	—
Equity in earnings of joint ventures	606	—	—	—	606
Loss on foreign currency transactions, net	(526)	(18)	—	—	(544)

Income before income taxes	16,459	(1,022)	8,912	(15,072)	9,277
Income tax provision	(365)	—	(3,253)	—	(3,618)

Net income (loss)	16,094	(1,022)	5,659	(15,072)	5,659
Net income attributable to noncontrolling interests	—	—	(57)	—	(57)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$16,094	$(1,022)	$5,602	$(15,072)	$5,602

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$172,655	$2,229	$—	$(1,551)	$173,333
Costs of contract revenues	(139,825)	(2,364)	—	1,551	(140,638)

Gross profit	32,830	(135)	—	—	32,695
General and administrative expenses	15,396	179	1,065	—	16,640

Operating income (loss)	17,434	(314)	(1,065)	—	16,055
Interest expense, net	7	(22)	(3,287)	—	(3,302)
Equity in earnings of subsidiaries	(336)	—	17,278	(16,942)	—
Equity in earnings of joint ventures	81	—	—	—	81

Income before income taxes	17,186	(336)	12,926	(16,942)	12,834
Income tax provision	92	—	(5,205)	—	(5,113)

Net income (loss)	17,278	(336)	7,721	(16,942)	7,721
Net income attributable to noncontrolling interests	—	—	(36)	—	(36)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$17,278	$(336)	$7,685	$(16,942)	$7,685

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$460,688	$16,382	$—	$(8,305)	$468,765
Costs of contract revenues	(387,094)	(15,377)	—	8,305	(394,166)

Gross profit	73,594	1,005	—	—	74,599
OPERATING EXPENSES:
General and administrative expenses	35,356	635	2,456	—	38,447
Gain on sale of assets, net	(2,902)	—	—	—	(2,902)

Operating income (loss)	41,140	370	(2,456)	—	39,054
Interest expense, net	(579)	(160)	(15,693)	—	(16,432)
Equity in earnings of subsidiaries	1,422	—	42,982	(44,404)	—
Equity in loss of joint ventures	(108)	—	—	—	(108)
Loss on foreign currency transactions, net	(526)	(18)	—	—	(544)
Loss on extinguishment of debt	—	—	(5,145)	—	(5,145)

Intcome before income taxes	41,349	192	19,688	(44,404)	16,825
Income tax provision	2,863	—	(9,463)	—	(6,600)

Net income (loss)	44,212	192	10,225	(44,404)	10,225
Net income attributable to noncontrolling interests	—	—	(525)	—	(525)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$44,212	$192	$9,700	$(44,404)	$9,700

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$512,702	$5,758	$—	$(3,592)	$514,868
Costs of contract revenues	(414,793)	(5,899)	—	3,592	(417,100)

Gross profit	97,909	(141)	—	—	97,768
General and administrative expenses	38,876	526	2,682	—	42,084

Operating income (loss)	59,033	(667)	(2,682)	—	55,684
Interest income (expense), net	3	(59)	(9,461)	—	(9,517)
Equity in earnings (loss) of subsidiaries	(726)	—	57,980	(57,254)	—
Equity in loss of joint ventures	(772)	—	—	—	(772)

Income before income taxes	57,538	(726)	45,837	(57,254)	45,395
Income tax benefit (provision)	442	—	(18,549)	—	(18,107)

Net income (loss)	57,980	(726)	27,288	(57,254)	27,288
Net loss attributable to noncontrolling interests	—	—	531	—	531

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$57,980	$(726)	$27,819	$(57,254)	$27,819

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$41,250	$(640)	$(26,984)	$—	$13,626
INVESTING ACTIVITIES:
Purchases of property and equipment	(24,894)	(7)	—	—	(24,901)
Proceeds from dispositions of property and equipment	7,452	—	—	—	7,452

Net cash flows used in investing activities	(17,442)	(7)	—	—	(17,449)
FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	—	250,000	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	—	(175,000)	—	(175,000)
Senior subordinated notes redemption premium	—	—	(2,264)	—	(2,264)
Deferred financing fees	—	—	(5,962)	—	(5,962)
Dividends paid	—	—	(3,473)	—	(3,473)
Dividend equivalents paid on restricted stock units	—	—	(20)	—	(20)
Taxes paid on settlement of vested share awards	—	—	(291)	—	(291)
Net change in accounts with affiliates	33,524	2,557	(36,081)	—	—
Capital contributions	(3,205)	3,205	—	—	—
Repayments of equipment debt	(274)	—	—	—	(274)
Exercise of stock options	—	—	27	—	27
Excess income tax benefit from share-based compensation	—	—	48	—	48

Net cash flows provided by (used in) financing activities	30,045	5,762	26,984	—	62,791
Effect of exchange rate changes on cash and cash equivalents	—	(396)	—	—	(396)

Net change in cash and equivalents	53,853	4,719	—	—	58,572
Cash and cash equivalents at beginning of period	48,416	62	—	—	48,478

Cash and cash equivalents at end of period	$102,269	$4,781	$—	$—	$107,050

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$140,462	$345	$(32,493)	$—	$108,314
INVESTING ACTIVITIES:
Purchases of property and equipment	(18,283)	—	—	—	(18,283)
Proceeds from dispositions of property and equipment	361	—	—	—	361

Net cash flows used in investing activities	(17,922)	—	—	—	(17,922)
FINANCING ACTIVITIES:
Dividends paid	—	—	(2,990)	—	(2,990)
Dividend equivalents paid on restricted stock units	—	—	(17)	—	(17)
Net change in accounts with affiliates	(45,963)	(67)	46,030	—	—
Repayments of equipment debt	(1,074)	—	—	—	(1,074)
Exercise of stock options	—	—	470	—	470
Borrowings under revolving loans	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	(25,968)	—	(25,968)

Net cash flows provided by (used in) financing activities	(47,037)	(67)	32,493	—	(14,611)
Net change in cash and equivalents	75,503	278	—	—	75,781

Cash and cash equivalents at beginning of period	3,028	222	—	—	3,250

Cash and cash equivalents at end of period	$78,531	$500	$—	$—	$79,031

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks associated with Great Lakes’ leverage, fixed price contracts, dependence on government contracts and funding, bonding requirements and obligations, international operations, government regulation, restrictive debt covenants and fluctuations in quarterly operations, as well as those risks and uncertainties that are described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 15% of its dredging revenues for the first nine months of 2011, compared with the Company’s three year average of 23%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2011, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 53% of dredging revenues, down slightly from the Company’s three year average of 60%.

The Company’s demolition subsidiaries are headquartered in the Boston, Massachusetts area. In the first nine months of 2011, demolition revenues accounted for 15% of total revenues, above the prior three year average of 12%. The demolition segment’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials and removal of hazardous substances and materials. The majority of the work has historically been performed in New England; however, the primary demolition subsidiary, NASDI, LLC (“NASDI”) continues to expand its footprint into the New York area and the marine demolition market, and specifically into bridge demolition projects. Effective as of January 1, 2011, NASDI became a wholly owned subsidiary of the Company. See Note 11 to Condensed Consolidated Financial Statements.

The Company also owns 50% of Amboy Aggregates (“Amboy”) and 50% of TerraSea Environmental Solutions (“TerraSea”) as joint ventures. Amboy’s primary business is mining sand from the entrance channel to the New York harbor in order to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy also imports stone from Nova Scotia and distributes it throughout the New York area. TerraSea is focused on environmental services through its ability to remediate contaminated soil and dredged sediment treatment. The Company’s investments in Amboy and TerraSea are accounted for using the equity method.

The Company operates in two reportable segments: dredging and demolition.

Results of Operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(82.7)	(81.1)	(84.1)	(81.0)

Gross profit	17.3	18.9	15.9	19.0
General and administrative expenses	8.0	9.6	8.2	8.2
Gain on sale of assets, net	(0.1)	—	(0.6)	—

Operating income	9.4	9.3	8.3	10.8
Interest expense, net	(3.5)	(1.9)	(3.5)	(1.8)
Equity in earnings (loss) of joint ventures	0.4	—	—	(0.1)
Loss on foreign currency transactions, net	(0.3)	—	(0.1)	—
Loss on extinguishment of debt	—	—	(1.1)	—

Income before income taxes	6.0	7.4	3.6	8.9
Income tax provision	(2.3)	(2.9)	(1.4)	(3.5)

Net income	3.7	4.5	2.2	5.4
Net (income) loss attributable to noncontrolling interests	—	—	(0.1)	0.1

Net income attributable to Great Lakes Dredge & Dock Corporation	3.7%	4.5%	2.1%	5.5%

Adjusted EBITDA	16.4%	13.9%	14.5%	15.8%

Adjusted EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense and debt extinguishment. The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with accounting principles generally accepted in the United States (“GAAP”) including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income (loss) attributable to Great Lakes Dredge and Dock Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to Great Lakes Dredge & Dock Corporation	$5,602	$7,685	$9,700	$27,819
Adjusted for:
Loss on extinguishment of debt	—	—	5,145	—
Interest expense, net	5,571	3,302	16,432	9,517
Income tax expense	3,618	5,113	6,600	18,107
Depreciation and amortization	11,195	8,027	29,999	26,020

Adjusted EBITDA	$25,986	$24,127	$67,876	$81,463

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2011	2010	Change	2011	2010	Change
Dredging:
Capital—U.S.	$39,778	$104,092	(62)%	$130,287	$220,343	(41)%
Capital—foreign	21,843	20,917	4%	59,779	60,129	(1)%
Beach	41,714	4,180	898%	87,947	85,884	2%
Maintenance	16,583	19,918	(17)%	92,525	97,391	(5)%
Rivers & Lakes*	14,673	—	—%	25,735	—	—%

Dredging Revenue	134,591	149,107	(10)%	396,273	463,747	(15)%
Demolition	23,877	24,226	(1)%	72,492	51,121	42%

Total Revenue	$158,468	$173,333	(9)%	$468,765	$514,868	(9)%

*	Rivers & lakes was established by the Company on December 31, 2010 in connection with the Matteson acquisition, and did not operate as part of the Company prior to January 1, 2011.

Total revenue for the 2011 third quarter was $158.5 million, down 9% from $173.3 million during the 2010 third quarter. Most of this decline was attributable to a decrease in domestic capital revenue, offset, in part, by increases in beach nourishment and the addition of rivers & lakes revenue. Demolition revenue for the quarter was $23.9 million, down slightly from $24.2 million a year ago. Total revenue for the nine months ended September 30, 2011 was down $46.1 million or 9% compared to the prior year due to decreases in domestic capital dredging revenue, offset, in part, by contributions from rivers & lakes and a significant increase in demolition revenues.

Capital projects include large port deepenings and other infrastructure projects such as land reclamations. Domestic capital revenues in the third quarter and nine months ended September 30, 2011 were primarily generated by work in the Ports of New York and Norfolk, as well as projects in Florida. Domestic capital dredging revenue decreased $64.3 million, or 62%, in the 2011 third quarter compared to the 2010 third quarter. Domestic capital dredging revenue in the third quarter of 2010 included $58.7 million from sand berm construction off the coast of Louisiana, which did not repeat in 2011. Domestic capital dredging revenue decreased $90.1 million, or 41%, in the nine months ended September 30, 2011 compared to the same period in 2010. In the nine months ended September 30, 2010, the Company earned $65.0 million from the sand berm construction mentioned above and approximately $20 million of additional deepening work that was not repeated by the Company in the current year.

Foreign revenue increased $0.9 million, or 4%, for the third quarter of 2011 to $21.8 million as compared to $20.9 million in the 2010 third quarter. In the nine months ended September 30, 2011, foreign revenue decreased $0.4 million, or 1%, to $59.8 million from $60.1 million the same period of 2010. The Company has diversified its foreign revenue with projects in Bahrain, Brazil and Kuwait. Foreign revenues year to date also benefited from the resolution of outstanding project claims of approximately $3.8 million in the 2011 first quarter, offset by fewer projects in the Middle East.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion. Beach nourishment revenue in the 2011 third quarter increased $37.5 million, or nearly nine times that of the same 2010 quarter. Year to date 2011 beach revenue increased $2.1 million, or 2%, compared to the first nine months of 2010. Beach projects during the quarter were positively impacted as the Company was able to work on certain projects which were not subjected to environmental window restrictions typically incurred in the third quarter. In the 2011 third quarter, the Company worked on several beach projects, including projects in Delaware, Florida, New Jersey and North Carolina.

Maintenance projects include routine dredging of ports, non-inland rivers and channels to remove the regular build up of sediment. Maintenance revenue in the 2011 third quarter decreased by $3.3 million, or 17%, compared to the 2010 third quarter. Maintenance revenue in the first nine months of 2011 decreased by $4.9 million, or 5%, compared to the same period in 2010. Maintenance revenue decreased compared to the prior year as $3.2 million of work typically included in maintenance revenue was shifted to the rivers & lakes division in 2011.

Rivers and lakes projects include inland lake and river dredging, environmental restoration and habitat improvement and other marine construction. Rivers and lakes revenue was $14.7 million and $25.7 million for the three and nine months ended September 30, 2011, respectively. The Company purchased its rivers and lakes operations on December 31, 2010. Rivers and lakes revenue increased in the 2011 third quarter in comparison to the first half of the year due to the work performed on the backlog established in previous quarters as first quarter revenue is generally limited by freezing conditions in the northern United States that are typical during that time of year.

Consolidated gross profit for the 2011 third quarter decreased by 16% to $27.4 million, from $32.7 million in the same 2010 quarter. Gross profit margin (gross profit divided by revenue) for the 2011 third quarter decreased to 17.3% from 18.9% in the 2010 third quarter. The decrease in gross profit and gross profit margin was primarily due to greater than anticipated weather delays caused by Hurricane Irene off the East Coast and other subsequent storms. Consolidated gross profit for the nine months ended September 30, 2011 decreased by $23.2 million to $74.6 million from $97.8 million in the same 2010 period, resulting in a decline in gross profit margin to 15.9% from 19.0%. The 2011 third quarter and year to date gross profit margin was impacted by a lower coverage of fixed costs resulting from a comparison to the atypical vessel utilization in the prior third quarter and year to date periods. In addition, gross profit margin benefited in the prior year from a favorable project mix and increased vessel utilization on a number of domestic capital dredging and beach nourishment projects. The negative gross profit margin from the demolition segment the first half of 2011 also contributed to the lower profit margin for the nine months ended September 30, 2011. The demolition segment continued to work on several projects, primarily in the New York market, that experienced cost overruns primarily recognized in previous quarters of 2011. These projects were commenced in 2010 as part of the demolition segment’s expansion into new markets.

The Company’s general and administrative expenses totaled $12.7 million and $38.4 million for the three and nine months ended September 30, 2011. General and administrative expenses totaled $16.6 million and $42.1 million for the three and nine months ended September 30, 2010. The decrease in 2011 is due largely to costs of $4.4 million and $7.2 million for the three and nine months ended September 30, 2010, respectively, for severance, legal and consulting charges that were recorded in conjunction with the senior management reorganization. The decrease is also attributable to a $1.1 million reduction in the third quarter of 2011 of the future liability related to the earnout due to previous owners of the Company’s rivers and lakes dredging operations. These factors were partially offset by additional amortization expense related to the rivers and lakes acquisition of $0.6 million and $1.7 million for the three and nine months ended September 30, 2011, respectively. Additionally, during the nine months ended September 30, 2011, the demolition segment recorded $1.6 million of investigation-related expenses resulting from two subpoenas received in April 2011 (see Note 10 to Condensed Consolidated Financial Statements).

Operating income for the three and nine months ended September 30, 2011 decreased 7.9% and 29.9% to $14.8 million and $39.1 million, respectively, compared to the same periods of 2010 as a result of decreased dredging revenue and the resulting decline in gross profit.

Interest expense totaled $5.6 million and $16.4 million for the three and nine months ended September 30, 2011, respectively, an increase from $3.3 million and $9.5 million from the same periods of 2010, primarily due to the Company’s issuance of $250 million of 7.375% senior notes and the related redemption of the Company’s $175 million of 7.75% senior subordinated notes in the 2011 first quarter. Due to timing requirements, both of these note issuances were outstanding and accruing interest for approximately 30 days in the 2011 first quarter, resulting in duplicative interest expense of approximately $1.1 million. In addition, although the senior notes accrue interest at a lower interest rate, the increase in principal outstanding results in an increased amount of interest expense. Additionally, the Company recorded gains on interest rate swaps of $0.1 million and $0.4 million for the three and nine months ended September 30, 2011, compared to gains of $0.6 million and $2.2 million for the three and nine months ended September 30, 2010, respectively, as interest rates generally declined steeply in 2010. While rates have continued to decline during 2011, the magnitude of the decline has lessened, resulting in smaller gains in the current year.

Income tax expense for the three and nine months ended September 30, 2011 was $3.6 million and $6.6 million, respectively, compared to $5.1 million and $18.1 million for the same 2010 periods. This decrease was primarily attributable to lower earnings generated in 2011. The effective tax rate for the nine months ended September 30, 2011 was 39.2%, which is substantially consistent with the effective tax rate of 39.9% for the same period of 2010. The Company expects the tax rate for the full year to remain at 39.2%.

Net income attributable to Great Lakes Dredge & Dock Corporation was $5.6 million and earnings per diluted share were $0.09 for the 2011 third quarter as compared to $7.7 million and $0.13 for the same 2010 period. Net income attributable to Great Lakes

Dredge & Dock Corporation and earnings per diluted share for the nine months ended September 30, 2011 were $9.7 million and $0.16, respectively, compared to $27.8 million and $0.47 for the same 2010 period. The decrease is due to the lower operating income and increased interest expense for the period, as well as approximately $6.2 million of expense associated with the redemption of the $175 million senior subordinated notes (consisting of a $2.9 million non-cash write off of deferred financing fees, a $2.2 million redemption premium, and $1.1 million interest expense on the $175 million notes that were outstanding for 30 days after the debt was called).

Adjusted EBITDA (as defined on page 22) was $26.0 million and $67.9 million for the three and nine months ended September 30, 2011, respectively, compared with $24.1 million and $81.5 million in the same 2010 periods, primarily for the reasons discussed above. Although operating income for the 2011 third quarter was lower than the same period in the prior year, the Company recorded $11.2 million of non-cash depreciation and amortization expense for the three months ended September 30, 2011 that is included as a component of operating income, but excluded for the purposes of calculating Adjusted EBITDA. The depreciation and amortization expense recorded in the three months ended September 30, 2010 was only $8.0 million.

Results by segment

Dredging

Dredging revenues for the three and nine months ended September 30, 2011 were $134.6 million and $396.3 million, respectively, compared to $149.1 million and $463.7 million for the same periods of 2010. Dredging revenues for the nine months ended September 30, 2011 were driven by continued domestic capital work with significant contributions from strong third quarter beach revenue offset by a small decline year over year in maintenance revenue. The decline in dredging revenue for the nine months ended September 30, 2011 from the same period in the previous year was due to a decline in domestic capital, which was partially offset by the revenue contribution of the rivers and lakes projects. Domestic capital revenue in the prior year was atypically high due to $65.0 million from sand berm construction off the coast of Louisiana. Gross profit margin in the dredging segment was 17.5% and 18.4% for the three and nine months ended September 30, 2011 compared to gross profit margin in the dredging segment of 20.5% and 20.2% for the three and nine months ended September 30, 2010, respectively, as lower dredging revenues from increased vessel downtime resulted in lower coverage of fixed costs. In addition, gross profit margin benefited in the prior year from a favorable project mix and increased vessel utilization on a number of domestic capital dredging and beach nourishment projects. Dredging segment operating income was $13.6 million and $45.0 million for the three and nine months ended September 30, 2011, compared to operating income of $15.8 million and $56.8 million for the three and nine months ended September 30, 2010, respectively. The decrease reflects the decreased revenues and gross profit margin in the nine months ended September 30, 2011 compared to the same period in 2010.

Demolition

Demolition revenues for the three and nine months ended September 30, 2011 totaled $23.9 million and $72.5 million, respectively, compared to $24.2 million and $51.1 million for the same 2010 periods. The demolition segment experienced higher revenue levels in the nine months ended September 30, 2011 than from the same period in the prior year as the segment continued several large jobs that were included in backlog at year end 2010. The demolition segment generated operating income of $1.2 million and an operating loss of $5.9 million for the three and nine months ended September 30, 2011, respectively, compared to operating income of $0.3 million and an operating loss of $1.1 million for the same periods of 2010. Gross profit margin in the demolition segment was 15.8% and 2.2% for the three and nine months ended September 30, 2011 compared to gross profit margin of 8.0% and 7.4% for the three and nine months ended September 30, 2010, respectively. For the nine months ended September 30, 2011, the demolition segment’s greater operating loss and lower gross profit margin is primarily the result of losses recognized to date on projects in backlog at December 31, 2010. In the third quarter of 2011, the demolition segment stabilized the cost overruns on projects in the New York market and believes that the future losses already have been recognized in the results of the segment. The demolition segment also recognized $1.6 million of additional legal and consulting expenses in the nine months ended September 30, 2011 relating to the subpoenas received in April 2011 which impacted the segment’s operating income.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2011	2010	2010
Dredging:
Capital—U.S.	$109,568	$117,866	$143,207
Capital—foreign	40,675	65,334	29,285
Beach	117,543	18,080	17,702
Maintenance	16,187	56,140	31,190
Rivers & Lakes*	13,391	25,116	—

Dredging Backlog	297,364	282,536	221,384
Demolition	68,029	80,984	54,878

Total Backlog	$365,393	$363,520	$276,262

*	Rivers & lakes was established by the Company on December 31, 2010 in connection with the Matteson acquisition, and was not part of the Company for the period ended September 30, 2010.

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

The domestic dredging bid market for the 2011 third quarter totaled $513.9 million, an increase of $158.2 million from the same period in the prior year, resulting in a total amount of contracts awarded for the nine months ended September 30, 2011 of $847.3 million, compared to $658.3 million in the same period of 2010. The Company won 64%, or $188.1 million, of the beach nourishment projects awarded through September 30, 2011, as well as 31%, or $69.2 million, of the maintenance projects and 31%, or $92.8 million, of capital projects awarded through September 30, 2011. The Company won 42% of the overall domestic bid market through September 30, 2011, slightly above its three year average of 39%. The third quarter bid market benefited from many projects let to bid before the fiscal year end of many governmental entities. Given that the size of the year to date bid market is similar to the full year bid market in 2010, the Company expects the full year 2011 bid market to be larger than the full year 2010 bid market. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $297.4 million at September 30, 2011 compared to $282.5 million as of December 31, 2010. These amounts do not reflect approximately $78.2 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2010 the amount of domestic low bids pending award was $39.9 million.

Domestic capital dredging backlog at September 30, 2011 was $8.2 million less than at December 31, 2010 as the Company worked off its prior backlog related to deepening projects in the ports of New York and New Jersey and won new capital projects including $41 million for channel deepening in New York’s Ambrose Channel and $43 million for Louisiana costal restoration. The Company believes that the new focus in Washington D.C. on marine infrastructure is evidenced by the bipartisan interest in addressing deferred and long overdue navigational improvement needs. Federal capital projects are being prioritized by the Corps as it begins its appropriation of annual funding for projects. The Company believes the Corps will continue to let work to bid during the remainder of this year and into 2012. However, as in prior years, the Company has limited visibility as to future Corps projects. In addition, the Company continues to be optimistic about the passage of a Harbor Maintenance Trust Fund (“HMTF”) bill that allocates existing funding to maintenance dredging as intended. The industry has seen strong support from both Democrats and Republicans for this bill which politicians argue both creates domestic jobs and does not require new taxation.

Beach dredging backlog at September 30, 2011 was $99.5 million higher than at December 31, 2010 primarily due to six coastal protection/beach re-nourishment projects along the East Coast that were awarded near the end of the third quarter totaling $95.1 million and remain in backlog. The beach nourishment market has continued to be robust and the Company expects to commence the recently awarded projects in the fourth quarter of 2011, as well as work through the resulting backlog through mid-2012.

Maintenance dredging backlog is $40.0 million lower at September 31, 2011 than at December 31, 2010. The Company continued to work through backlog in the third quarter from the projects won in the fourth quarter of 2010. The Company was awarded $11.5 million for maintenance work in Baltimore that will be worked on in the fourth quarter of 2011.

The $43 million Louisiana coastal restoration project won by Great Lakes in July, along with another coastal project that was let to bid, demonstrates that resources are being devoted to help restore the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. The Company believes that numerous projects are being planned in the Gulf States resulting from a fund established following the Deepwater Horizon oil spill, which has not yet released projects. These projects have been long overdue to restore the eroding coastline. In addition, the Company expects a deepening project for the Port of Miami, Florida to be released for proposal in the first half of 2012 as domestic ports contemplate the need to facilitate larger draft vessels from international trade that will be coming through the deeper Panama Canal.

Although several Middle Eastern countries have experienced civil unrest and resulting governmental instability in the current year, recent international response and focus has contributed to increased stability within many of these nations, including Bahrain. The Company has maintained normal operations for its international projects and has a positive outlook for many of its foreign markets.

The Company continues to observe an increase in international dredging and has pursued new opportunities in strategic foreign markets. The Company’s development of opportunities in Brazil translated into new projects, some of which were completed in the third quarter of 2011. In the Middle East there are several new capital projects being let to bid that are well suited for the fleet of vessels that we currently maintain in the region. These foreign opportunities and those in other markets include several projects which fit well with Great Lakes’ expertise and equipment.

Demolition services backlog was $68.0 million and $81.0 million at September 30, 2011 and December 31, 2010, respectively, a decrease of $13.0 million. The Company continued to work through backlog related to the larger projects that existed at year end 2010. The integration of our demolition and dredging businesses has been a pivotal step to strengthen and grow the demolition segment. Bridge demolition continues to be a focus of future growth as the Company’s expertise on maritime projects provides additional support to these opportunities.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 totaled $13.6 million, and $108.3 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first nine months of 2011, net cash provided by operating activities was primarily the result of lower net income and changes in accounts receivable and other operating assets between periods. In the first nine months of 2010, lower activity in foreign dredging operations (which usually experience longer collection periods) coupled with payments being made on a foreign accounts receivable that had been outstanding throughout 2009, drove the increase in cash generated.

The Company’s net cash flows used in investing activities for the first nine months of 2011 and 2010 totaled $17.4 million and $17.9 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the nine months ended September 30, 2011, the Company sold the dredge Victoria Island for $6.6 million.

The Company’s net cash flows provided by (used in) financing activities for the nine months ended September 30, 2011 and 2010 totaled $62.8 million and $(14.6) million, respectively. The Company issued $250 million of 7.375% senior notes in the first nine months of 2011, resulting in $244.2 million of net proceeds. The Company used a portion of these net proceeds to redeem its $175 million of 7.75% senior subordinated notes in the first nine months of 2011 for $180.0 million, which included a redemption premium and unpaid interest. Cash flows used in financing activities in the first nine months of 2010 was primarily due to the net repayment of $11.0 million of revolving credit borrowings.

The Company paid $3.5 million in dividends in the first nine months of 2011. The declaration and payment of any future cash dividends will be at the discretion of the Company’s Board of Directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, legal requirements, including restrictions and limitations contained in the Company’s Credit Agreement, bonding agreements through which it obtains performance, bid and payment bonds (the “Bonding Agreements”) and the Indenture relating to its senior notes, and other factors the Board of Directors deems relevant. Accordingly, the Company cannot make any assurances as to the amount of any such dividend or that it will pay any future dividend in future periods.

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

The Company’s obligations under the Credit Agreement and the Bonding Agreements are secured by liens on a substantial portion of the Company’s operating equipment. The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior notes are unsecured. The Company’s Credit Agreement, Bonding Agreements and the Indenture relating to the senior notes contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants.

During the third quarter of 2011, the Company’s cash balance decreased by $0.4 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Brazilian Real. The unrealized loss on the Company’s cash balance resulting from this exchange rate movement is reflected in the cumulative translation adjustment, net within accumulated other comprehensive income. Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

The Company believes its cash and cash equivalents, anticipated cash flows from operations and availability under its Credit Agreement will be sufficient to fund the Company’s operations, capital expenditures and debt service requirements and pay any declared dividends for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the Credit Agreement and the Bonding Agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company’s financial instruments as of September 30, 2011 has not materially changed since December 31, 2010. The market risk profile of the Company on December 31, 2010 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2011. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

See Note 10 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes during the three months and nine months ended September 30, 2011 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6. Exhibits

10.1	Amendment No. 4 to Credit Agreement dated as of September 7, 2011 among Great Lakes Dredge & Dock Corporation, the other Loan Parties from time to time party to the Credit Agreement, the Lenders signatory thereto and Bank of
America, N.A. (successor by merger to LaSalle Bank National Association) as Swing Line Lender, Issuing Lender and
Administrative Agent. (1)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2011 (Commission file no. 001-33225).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation (registrant)

By:	/S/ BRUCE J. BIEMECK
Bruce J. Biemeck President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 4, 2011

EXHIBIT INDEX

Number	Document Description

10.1	Amendment No. 4 to Credit Agreement dated as of September 7, 2011 among Great Lakes Dredge & Dock Corporation, the other Loan Parties from time to time party to the Credit Agreement, the Lenders signatory thereto and Bank of America, N.A. (successor by merger to LaSalle Bank National Association) as Swing Line Lender, Issuing Lender and Administrative Agent. (1)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2011 (Commission file no. 001-33225).