Form 10-K
period 2011-12-31
Great Lakes Dredge & Dock CORP
filed 2012-03-09
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $316,516,845 at June 30, 2011. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 5, 2012, 58,999,404 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Stockholders.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2011, and in other securities filings by Great Lakes with the SEC.

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

Organization

Great Lakes is the largest provider of dredging services in the United States. The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. Great Lakes now provides dredging services in the East, West, and Gulf Coasts of the United States and worldwide. The Company also owns NASDI, a demolition services provider located in the Boston, Massachusetts area. The Company has a 50% interest in Amboy Aggregates, a sand dredging operation in New Jersey and a 50% interest in TerraSea Environmental Solutions, (“TerraSea”) an environmental remediation services business.

On December 31, 2010 the Company acquired the assets of L.W. Matteson, Inc. (“Matteson”), a maintenance and environmental dredging and levee construction company located in Burlington, Iowa for $45 million plus cash earnout payments if certain earnings criteria are met. The acquisition was funded with $37.5 million in cash and a seller note of $7.5 million. The Matteson acquisition expanded the Company’s service offering into lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction.

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. Financial information about the Company’s reportable segments and operating revenues by geographic region is provided in Note 15 to the Company’s consolidated financial statements.

Dredging Operations (approximately 83% of 2011 total revenues)

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. The Company’s “bid market” is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints. The Company experienced an average combined bid market share in the U.S. of 39% over the prior three years, including 44%, 52% and 32% of the domestic capital, beach nourishment and maintenance sectors, respectively. The foregoing bid market data does not reflect rivers & lakes activities which are separately categorized. The Company’s bid market share of rivers & lakes in the year of activity since the Matteson acquisition is 36%.

In addition, the Company is the only U.S. dredging service provider with significant international operations. Over the prior three years, foreign dredging operations accounted for an average of 17% of the Company’s dredging revenues.

Domestic Dredging Operations

Over its 121-year history, the Company has grown to be a leader in capital, beach nourishment and maintenance dredging in the U.S.

Capital (approximately 30% of 2011 dredging revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Beach nourishment (approximately 26% of 2011 dredging revenues). Beach nourishment projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, beach nourishment projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities.

Maintenance (approximately 22% of 2011 dredging revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (approximately 7% of 2011 dredging revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. With the completion of the Matteson acquisition, commencing January 1, 2011 the Company was able to target and perform additional projects along U.S. inland waterways, which includes rivers and lakes. Establishing a presence in these markets enables the Company to bid for and take advantage of opportunities that were previously generally outside of its operating scope. In recent years, Matteson worked on projects along the Mississippi river basin and in several states, including Alabama, Arizona, Arkansas, Florida, Illinois, Iowa, Louisiana, Mississippi, Missouri, Minnesota, Nebraska, Oklahoma, South Dakota, Tennessee and Texas. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce the Company’s ability to operate and transport its equipment in the relevant geographies.

Foreign Dredging Operations (approximately 15% of 2011 dredging revenues)

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base. Over the last ten years, the Company has performed dredging work in the Middle East, Africa, India, the Caribbean and Central and South America. Most recently, the Company has focused its efforts on opportunities in the Middle East and South America as well as Australia, Southeast Asia and India.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its dredging services:

•

Deep port capital projects. Most U.S. ports have continual expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, is undergoing significant change as a result of the Panama Canal expansion. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently cannot use many U.S. ports. This is expected to put more pressure on

U.S. ports such as Miami, Savannah and Charleston to deepen in order to remain competitive. In addition, the Ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. The Company believes that port deepening and expansion work authorized under current and future Water Resources Development Act (“WRDA”) legislation will provide significant opportunities for the domestic dredging industry in the future. The annual bid market for deep port capital dredging over the prior three years averaged $148 million.

•

Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas affected by Hurricane Katrina and the Deepwater Horizon oil spill. Several additional projects are being planned by state and local governments to restore natural barriers to utilize funding established following the Deepwater Horizon oil spill.

•

Substantial need for beach nourishment. Beach erosion is a continuous problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beach front assets. Over the past few years, both the federal government and state and local entities have funded beach work. In 2011, the beach nourishment bid market was double the average bid market over the prior three years underscoring the substantial importance of these projects to individual communities. The annual bid market for beach nourishment over the prior three years averaged $127 million.

•

Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The U.S. Army Corps of Engineers (the “Corps”) is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The federal government has provided an increase to the Corps’ budget for navigation for the 2012 fiscal year over prior years. Another increase for navigation in fiscal year 2013 has been proposed by the President’s administration, although final appropriations will rely on Congressional support for final passage. The maritime industry, including the ports, continues to advocate for Congressional efforts to ensure that a fully funded, recurring maintenance program is in place. The annual bid market for maintenance dredging over the prior three years averaged $478 million.

•

Need to maintain safe navigability of the U.S. river system. Over 630 million tons of cargo are transported via inland waterways each year. As transportation by barge requires less energy, and therefore less cost, to move cargo than transportation by airplane, railcar or truck, many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways.

•

Increasing requirements for environmental services. Both our dredging and demolition businesses have experienced requests for handling contaminated sediments and soils at project sites. The Environmental Protection Agency and several state agencies began to recognize the environmental hazards posed by stored industrial byproducts near waterways after a coal ash pond collapsed in Kingston, Tennessee in 2008 and sent a billion gallons of hazardous sludge into the Emory River. The release of coal combustion residues or other regulated pollutants into major waterways require the use of environmental dredging to remove the contaminated sediment. The capability to provide the environmental clean-up of not only the waterway, but also the processing of the contaminated sediment or any contaminated soil from other brownfield sites provides a targeted growth opportunity for Great Lakes.

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

•

Australia, Southeast Asia and India. Port traffic continues to surge in the developing markets throughout Southeast Asia and India. Advances in economic output in conjunction with growing populations and greater prosperity are driving increased shipping needs. With this growth in marine traffic comes a need for additional port capacity and infrastructure improvement. Great Lakes is investing resources in these markets and expects to see an increased demand for the Company’s dredging for upcoming port expansion. Within the same region, Great Lakes has committed vessels to create new berths for liquid natural gas (“LNG”) terminals being developed. Abundant energy resources from the west coast of Australia need dredging services to accommodate new terminals that will ship LNG to the industrial regions needing a source of clean and safe energy. Less reliance on coal and nuclear energy in Asian countries further the need for LNG. Great Lakes expects a continued source of dredging opportunities from the entire Australia, Southeast Asia and India region.

Demolition Operations (approximately 17% of 2011 total revenues)

NASDI, along with its sister company Yankee, is a major U.S. provider of commercial and industrial demolition services. Historically, the majority of NASDI’s work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, NASDI recently expanded into the New York area and marine demolition markets, specifically, bridge demolition. NASDI’s core business is exterior and interior demolition. Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building. The aforementioned bridge demolition involves dismantling and disposal of aged or failing bridges. Bridge demolition contains several complex engineering tasks such as maneuvering around existing traffic flow, containment of hazardous materials contained in the bridge materials and removal of extended spans, frequently over water. Other business activities include site development, the removal of asbestos and other hazardous materials, and the ability to remediate contaminated demolition materials. NASDI is one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.

Joint Ventures

Amboy Aggregates. The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates, or Amboy. Amboy was formed in December 1984 to mine sand from the entrance channel to New York Harbor to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy also imports stone from upstate New York and Nova Scotia and distributes it throughout the New York area. The Company’s dredging expertise and its partner’s knowledge of the aggregate market form the basis for the joint venture.

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

TerraSea Environmental Solutions. The Company and a European based remediation company each own 50% of TerraSea Environmental Solutions, a remediation business. TerraSea provides water and land based environmental services in the area of clean up and remediation of sediments, soil and groundwater for both marine and land based projects. The joint venture was established to capitalize on the expertise of the two equal partners for projects in the United States offering optimally engineered global solutions for environmental cleanup needs.

Customers

Dredging

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2011, approximately 56% of the Company’s dredging revenues were generated from approximately 53 different contracts with federal agencies or third parties operating under contracts with federal agencies.

Foreign governments requiring infrastructure development are the primary dredging customers in international markets. Approximately 9% of the Company’s 2011 dredging revenues were earned from contracts with the government of Bahrain or entities supported by the government of Bahrain.

Demolition

Demolition customers include general contractors, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies. This segment benefits from key relationships with certain customers in the general contracting and public infrastructure industries. The majority of the segment’s demolition services are concentrated in New England, however approximately 22% of the segment’s backlog consists of a single demolition project in New York. In 2011, one of NASDI’s customers was responsible for approximately 24% and another customer was responsible for 17% of NASDI’s annual revenues; however, the loss of either customer would not have a material adverse effect on Great Lakes as a whole.

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

Demolition

The demolition segment negotiates the majority of its demolition contracts, but the segment is participating to a greater extent with competitively bid municipal work projects. This segment frequently receives revenues from change orders on existing contracts. NASDI has established a network of local contacts with developers and prime contractors that act as referral sources and enable NASDI to procure demolition jobs on a sole-source basis. When the demolition segment bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds a reasonable margin. While there are numerous competitors in the demolition services market, NASDI benefits from its size, relationships and reputation. Therefore, there are occasions where NASDI is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

Bonding and Foreign Project Guarantees

Dredging

For most domestic projects and some foreign projects, dredging service providers are required to obtain three types of bonds: bid bonds, performance bonds and payment bonds. These bonds are typically provided by large insurance companies. A bid bond is required to serve as a guarantee that if a service provider’s bid is chosen, the service provider will sign the contract. The amount of the bond is typically 20% of the service provider’s bid, with a range generally between $1 and $10 million. After a contract is signed, the bid bond is replaced by a performance bond, the purpose of which is to guarantee that the job will be completed. If the service provider fails to complete a job, the bonding company would be required to complete the job and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the service provider for any costs incurred in excess of the contract price. A service provider’s ability to obtain performance bonds with respect to a particular contract depends upon the size of the contract, as well as the size of the service provider and its financial position. A payment bond is required to protect the service provider’s suppliers and subcontractors in the event that the service provider cannot make timely payments. Payment bonds are generally written at 100% of the contract value.

In September 2011, Great Lakes entered into a new bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. Great Lakes has never experienced difficulty in obtaining bonding for any of its projects; and Great Lakes has never failed to complete a marine project in its 121 year history. Great Lakes is using Zurich for all bonding requirements. The previous bonding agreement with Travelers Casualty and Surety Company of America (“Travelers”) will remain in place until outstanding bonds expire as the projects underlying the bonds are completed. Pursuant to the existing bonding agreement, Travelers has been granted a security interest in a substantial portion of the Company’s operating equipment as collateral for the Company’s obligations to Travelers under its bonding agreement.

For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under its credit agreement or its separate facility which is supported by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program. Foreign bid guarantees are usually 2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Demolition

The demolition segment contracts with both private, non-government customers and governmental entities. In general, it is not required to secure bonding for projects with non-governmental customers but is required to secure bonding for projects with governmental entities. When the demolition segment does have bonding requirements, the bonds are also provided by Zurich.

Competition

Dredging

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore, do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment, bonding and certification requirements; and government regulations. Great Lakes and three other companies comprised approximately 78% of the Company’s defined bid market related to domestic capital, beach nourishment and maintenance over the prior three years. The foregoing percentage excludes work in the rivers & lakes market. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906, or “Dredging Act”, and Section 27 of the Merchant Marine Act of 1920, or “Jones Act”, provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

Great Lakes competes with several smaller competitors in the domestic rivers and lakes market. Competition is determined primarily based on the basis of geographic reach, project execution capability and price.

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

Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the channel or ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain dredged materials can be directly pumped as far as seven miles with the aid of a booster pump. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines and the placement of the dredged material. Great Lakes operates the only two large electric hydraulic dredges in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California and Houston. Unlike hopper dredges, relocating hydraulic dredges and all their ancillary equipment requires specialized vessels and additional time and their operations can be impacted by ship traffic and rough waters. There is a wide distribution of hydraulic dredges from our smaller rivers & lakes vessels that use pipe sizes ranging from 10” to 22” and operate at between 365 and 3,200 total horsepower, while the Company’s other hydraulic dredges use pipe sizes ranging from 18” to 36” and operate at between 1,900 and 20,300 total horsepower.

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

In addition, the Company has numerous pieces of smaller equipment that support its dredging operations. Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with a smaller number of vessels occasionally positioned on the West Coast, and with many of the rivers & lakes dredges on inland rivers and lakes. The mobility of the fleet enables the Company to move equipment in response to changes in demand. Great Lakes’ fleet also includes vessels currently positioned in the Middle East. The Company currently estimates the replacement cost of its entire fleet to be in excess of $1.5 billion.

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

Seasonality

Seasonality does not generally have a significant impact on the Company’s dredging operations. However, many East Coast beach nourishment projects are limited by environmental windows that require work to be performed in winter months to protect wildlife habitats. The Company can mitigate the impact of these environmental restrictions to a certain extent because the Company has the flexibility to reposition its equipment to project sites, if available, that are not limited by these restrictions. In addition, rivers and lakes in the northern U.S. freeze during the winter, significantly reducing the Company’s ability to operate and transport its equipment in the relevant geographies. Fish spawning and flooding can effect dredging operations as well.

The Company’s demolition operations are not significantly impacted by seasonality.

Weather

The Company’s ability to perform its contracts may depend on weather conditions. Inclement weather can delay the completion of a project, thereby causing the Company to incur additional costs. As part of bidding on fixed price contracts, the Company makes allowances, consistent with historical weather data, for project downtime due to adverse weather conditions. In the event that the Company experiences adverse weather beyond these allowances, a project may require additional days to complete, resulting in additional costs and decreased gross profit margins. Conversely, favorable weather can accelerate the completion of the project, resulting in cost savings and increased gross profit margins. Typically, Great Lakes is exposed to significant weather in the first and fourth quarters, and certain projects are required to be performed in environmental windows that occur during these periods. See “Business-Seasonality” above.

Weather is difficult to predict and historical records exist for only the last 100-125 years. Changes in weather patterns may cause a deviation from project weather allowances on a more frequent basis and consequently increase or decrease gross profit margin, as applicable, on a project-by-project basis. In a typical year, the Company works on many projects in multiple geographic locations and experiences both positive and negative deviations from project weather allowances. Accordingly, it is unlikely that future climate change will have a material adverse effect on the Company’s results of operations.

Backlog

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. In addition, a significant amount of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty, subject to the Company’s right, in some cases, to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. The components of the Company’s backlog and other related information are addressed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Bidding Activity and Backlog.”

Employees

Dredging

During 2011, the Company employed an average of 396 full-time salaried personnel in the U.S. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2011, the Company employed a daily average of 560 hourly personnel to meet domestic project requirements.

In addition, at December 31, 2011, the Company employed approximately 25 expatriates, 27 foreign nationals and 90 local staff to manage and administer its Middle East operations. During 2011, the Company also employed a daily average of 266 hourly personnel to meet project requirements in the Middle East.

Demolition

At December 31, 2011, the demolition segment employed approximately 53 full-time salaried administrative employees, in addition to an average of 309 hourly employees pursuant to four union agreements. The hourly employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

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

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, four primary agreements apply to approximately 65% of such employees. The Company’s three contracts with Local 25 Operators Union for the northern, southern and Gulf regions, representing approximately 43% of its unionized workforce, are set to expire in October 2012. The Company’s collective bargaining agreement with Seafarers International Union expired in February 2012 and we have negotiated a new agreement which is subject to ratification by its members. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Oil Pollution Act of 1990 impose strict and, under some circumstances joint and several, liability on owners and operators of facilities and vessels for investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. The Company’s past and ongoing operations involve the use and from time to time the release or discharge of regulated materials which could result in liability under these and other environmental laws. The Company has remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if for example third party claims arise or new conditions are discovered.

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

Based on the Company’s experience and available information, the Company believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. However, the Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be enforced, administered or interpreted, or the amount of future expenditures that may be required to comply with these environmental or health and safety laws or regulations or to respond to newly discovered conditions, such as future cleanup matters or other environmental claims.

Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Jonathan W. Berger	53	Chief Executive Officer and Director
Bruce J. Biemeck	62	President, Chief Financial Officer and Director
David E. Simonelli	55	President of Dredging Operations
Kyle D. Johnson	50	Senior Vice President—Operations
John F. Karas	50	Senior Vice President—Estimating
Stephen E. Pegg	53	Senior Vice President—Business Development

The annual appointment of each executive officer expires in May 2012.

Jonathan W. Berger, Chief Executive Officer

Mr. Berger was named Chief Executive Officer in September 2010. Mr. Berger was a Partner in KPMG’s Corporate Finance practice from 1991 through 1999 and was managing director and co-head of Corporate Finance for Navigant Consulting, Inc., a New York Stock Exchange-listed consulting firm, from 2001 to 2009. Currently, Mr. Berger is a Director and Chair of the Audit and Compensation Committees of Boise, Inc. He is a Certified Public Accountant and holds an M.B.A. from Emory University.

Bruce J. Biemeck, President and Chief Financial Officer

Mr. Biemeck was named President and Chief Financial Officer in September 2010. Mr. Biemeck has deep institutional knowledge of Great Lakes’ business, having served as the Company’s Senior Vice President, Chief Financial Officer and Treasurer from 1991 to 1999. From April 1999 to September 2010, Mr. Biemeck was a private real estate investor and developer and acted as an independent consultant. He received a Bachelor of Science degree from St. Louis University and an M.B.A. from the University of Chicago. He is a Certified Public Accountant.

David E. Simonelli, President of Dredging Operations

Mr. Simonelli was named President of Dredging Operations in April 2010. Mr. Simonelli is responsible for the Operations Support Group which includes estimating, engineering, operations, plant and equipment and foreign operations. He was named a Vice President of the Company in 2002 and Special Projects Manager in

1996. He joined the Company in 1978 as a Field Engineer. Mr. Simonelli earned a Bachelor of Science degree in Civil and Environmental Engineering from the University of Rhode Island. He is a member of the Hydrographic Society, the American Society of Civil Engineers and the Western Dredging Association.

Kyle D. Johnson, Senior Vice President—Operations

Mr. Johnson was named Senior Vice President in February 2009 and has been Chief Contract Manager of the Company since 2006. He joined the Company in 1983 as a Mechanical Engineer and has since held positions of increasing responsibility in domestic and international engineering and operations, including Area Engineer, Special Projects Manager and Manager of Production Engineering. Mr. Johnson was named Vice President in 2002. Mr. Johnson earned a Bachelor of Science degree in Engineering from Purdue University and a Master’s of Science degree in Construction Engineering & Management from Stanford University.

John F. Karas, Senior Vice President—Estimating

Mr. Karas has been Senior Vice President of the company since February 2009. Previously, Mr. Karas served as a Vice President since 2002, and was named Chief Estimator in 1992. Mr. Karas joined the Company in 1983 as a Project Engineer in the Hopper Division. Mr. Karas earned a Bachelor’s degree in Finance from the University of Notre Dame and is a member of the Western Dredging Association and the Association for the Advancement of Cost Engineering.

Stephen E. Pegg, Senior Vice President—Business Development

Mr. Pegg was named Senior Vice President of Business Development in March 2011 after rejoining the Company as a consultant in October of 2010, and served as President of NASDI from March 2011 to August 2011. Mr. Pegg had previously served the Company as Assistant Controller, and Director of Planning and Development from 1988—1992. From 1992 through 2007, Mr. Pegg served as Vice President and Chief Financial Officer for various industrial product companies including, in 2007, LGL Group, Inc., a manufacturing company that produces capital equipment and custom electronic components. From 2008 until 2010, Mr. Pegg was an independent consultant. Mr. Pegg is a Certified Public Accountant, and he holds a Bachelor of Science degree from Illinois State University and an M.B.A. from Northwestern University’s Kellogg Graduate School of Management.

Item 1A.	Risk Factors

The following risk factors address the material risks and uncertainties concerning our business. You should carefully consider the following risks and other information contained or incorporated by reference into this Annual Report on Form 10-K when evaluating our business and financial condition and an investment in our common stock. Should any of the following risks or uncertainties develop into actual events, such developments could have material adverse effects on our business, financial condition, cash flows and results of operations.

We depend on our ability to continue to obtain federal government dredging contracts, and are therefore impacted by the amount of government funding for dredging projects. A reduction in government funding for dredging contracts can reduce our revenues and profits.

A substantial portion of our revenue is derived from federal government dredging contracts. Revenues related to contracts with federal agencies or companies operating under contracts with federal agencies and its percentage as a total of dredging revenue for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Federal government dredging revenue (in US$1,000)	$289,120	$367,320	$347,923
Percent of dredging revenue from federal government	56%	60%	61%

Amounts spent by the federal government on dredging are subject to the budgetary and legislative processes. We would expect the federal government to continue to improve and maintain ports as it has for many years, which will necessitate a certain level of federal spending. However, there can be no assurance that the federal government will allocate any particular amount or level of funds to be spent on dredging for any specified period. In addition, federal government contracts can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Accordingly, there can be no assurance that the federal government will not cancel any federal government contracts that have been or are awarded to us. A material reduction in government funding for dredging contracts could materially reduce our revenues and profits.

Most of our dredging contracts are fixed-price contracts pursuant to which we charge a fixed price per unit of material dredged. If we are unable to accurately estimate our costs to complete our projects, our profitability could suffer.

Most dredging contracts are fixed-price contracts where the customer pays a fixed price per unit (e.g., cubic yard) of material dredged. Fixed-price dredging contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that sometimes occur over the contract period. One of the more significant factors that can adversely affect the profitability of a dredging project is inclement or hazardous weather conditions that exceed our estimates. Such an event can result in substantial delays in performance time and cause additional contract expenses. In addition, most of our demolition contracts are fixed-price contracts where the customer pays a fixed price for our performance under the contract. Fixed-price demolition contracts carry similar risks to our fixed-price dredging contracts. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

Our quarterly operating results may vary significantly.

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. Accordingly, you should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or valuation of our stock. Our operating results could vary greatly from quarter to quarter due to factors such as:

•	inclement or hazardous weather conditions that may result in underestimated delays in dredging and additional contract expenses;

•	unplanned equipment downtime;

•	environmental restrictions requiring that certain projects be performed in winter months to protect wildlife habitats; and

•	equipment mobilization to and from projects.

If our results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, our stock price could be negatively impacted. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Primary Factors that Determine Operating Profitability.”

Our use of the percentage-of-completion method of accounting could result in a change in previously recorded revenue and profit.

We recognize contract revenue using the percentage-of-completion method. The majority of our work is performed on a fixed-price basis. Contract revenue is accrued based on engineering estimates for the physical percent complete for dredging and estimates of remaining costs to complete for demolition. We use accounting principles generally accepted in the United States for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and change order/claim recognition. Percentage-of-completion accounting relies on the use of estimates in the process of determining income earned. The cumulative impact of revisions to estimates is reflected in the period in which these changes are experienced or become known. Given the risks associated with the variables in these types of estimates, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.

We are subject to risks related to our international dredging operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Foreign revenue (in US $1,000)	$77,232	$82,898	$134,123
Percent of dredging revenue from foreign countries	15%	14%	23%

International operations subject us to additional potential risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•	political and economic instability;

•	reduced Middle Eastern demand as a result of fluctuations in the price of oil, the primary export in the Middle East;

•	restrictions on repatriating foreign profits back to the United States;

•	difficulties in enforcing agreements through certain foreign legal systems;

•	requirements of, and changes in, foreign laws, policies and regulations;

•	difficulties in staffing and managing international operations without additional expense;

•	taxation issues;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	compliance with the U.S. Foreign Corrupt Practices Act;

•	difficulty in enforcing our contractual rights;

•	currency fluctuations;

•	logistical and communication challenges; and

•	improperly insured political, cultural and economic uncertainties, including acts of terrorism, civil unrest, war or other armed conflict.

In addition, our international operations are subject to U.S. and other laws and regulations regarding operations in foreign jurisdictions. These numerous and sometimes conflicting laws and regulations include anti-competition laws, anti-corruption laws, tax laws, immigration laws and accounting requirements. Given the high level of complexity of these laws and despite the existence of our corporate compliance program, there is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees, or failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to operate in one or more countries, and could have a material adverse effect on our business, results of operations or financial condition.

One customer currently accounts for a significant portion of our international revenue.

Revenue from contracts with the government of Bahrain and entities with which it does business and its percentage to total foreign dredging revenue for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Bahrain government dredging revenue (in US$ 1,000)	$47,311	$55,399	$126,026
Percent of foreign dredging revenue from the Bahrain government	61%	67%	94%

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

In February and March 2011, Bahrain experienced civil unrest that could result in governmental instability. In response thereto, the government of Bahrain has instituted several measures, including a national curfew, that have impacted (although not materially to date) our ability to execute on projects in Bahrain. It is uncertain whether this civil unrest will continue, whether the current protests and other activities will lead to any meaningful government changes, and what additional restrictions, if any, the Bahrain government will establish. If the government changes, these measures are sustained, or additional restrictions are established, our Bahrain dredging operations, including the value of our assets related to such operations, may be adversely affected. In addition, it is uncertain if current events in Bahrain will alter the government’s plans for infrastructure investment.

There are integration and consolidation risks associated with the Matteson acquisition. Future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

On December 31, 2010, we acquired Matteson. As part of our growth strategy, we may acquire additional companies that expand, complement, or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding possible acquisitions. The Matteson acquisition and future acquisitions may expose us to operational challenges and risks, including risks associated with entering new markets, diversion of management’s attention from our existing business, failure to retain key personnel or customers of any acquired business, assumption of unknown liabilities of the acquired business for which there are inadequate reserves and potential impairment of acquired intangible assets. Although such risks and challenges have not yet arisen in connection with the Matteson acquisition, we may not have the appropriate management, financial or other resources needed to integrate any businesses that we acquire. Any future acquisitions may result in significant transaction expenses and unexpected liabilities.

The amount of our estimated backlog is subject to change and not necessarily indicative of future revenues.

Our contract backlog represents our estimate of the revenues that we will realize under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our dredging backlog (74% in 2011) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our dredging backlog from federal government contracts as of December 31, 2011, 2010, and 2009 and the percentage of those contracts to total backlog as of the same date. The amount of our federal government dredging backlog at December 31, 2011 and 2010 includes amounts acquired in connection with the Matteson acquisition.

	Year Ended December 31,
	2011	2010	2009
Federal government dredging backlog (in US $1,000)	$234,830	$141,411	$309,571
Percent of dredging backlog from federal government	74%	50%	85%

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

In addition, we may be subject to litigation brought by private individuals on behalf of the government relating to our government contracts, referred to in this annual report as “qui tam” actions, which could include claims for up to treble damages. Qui tam actions are sealed by the court at the time of filing. The only parties privy to the information in the complaint are the complainant, the U.S. government and the court. Therefore, it is possible that qui tam actions have been filed against us and that we are not aware of such actions or have been ordered by the court not to discuss them until the seal is lifted. Thus, it is possible that we are subject to liability exposure for qui tam actions.

We have indebtedness, which makes us more vulnerable to adverse economic and competitive conditions.

As of December 31, 2011, we had indebtedness of $255 million consisting of $250 million of senior subordinated notes and $5.0 million for a note issued as part of the Matteson acquisition. Our debt could:

•

require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, pay dividends and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industries;

•	affect our competitiveness compared to our less leveraged competitors;

•	increase our exposure to both general and industry-specific adverse economic conditions; and

•	limit, among other things, our ability to borrow additional funds.

If we are unable, in the future, to obtain bonding or letters of credit for our dredging contracts, our ability to obtain future dredging contracts will be limited, thereby adversely affecting our business.

We, like all dredging and demolition service providers and other contractors, are generally required to post bonds in connection with our domestic dredging contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into a bonding agreement with Zurich, pursuant to which Zurich acts as surety, issues bid bonds, performance bonds and payment bonds, and provides guarantees required by us in the day-to-day operations of our dredging business. However, under certain circumstances as specified in the agreement, Zurich is not obligated under the bonding agreement to issue future bonds for us. Historically, we have had a strong bonding capacity but, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds.

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

The average age of our more significant vessels as of December 31, 2011, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years

Hydraulic Dredges	20	35
Hopper Dredges	8	30
Mechanical Dredges	5	36
Unloaders	2	34
Drillboats	2	35
Material and Other Barges	146	31

Total	183	32

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

In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require us, along with others in our industry, to make additional expenditures. For example, if the U.S. Coast Guard enacts new standards, we may be required to incur expenditures for alterations or the addition of new equipment (e.g. more fuel efficient engines). Other new standard requirements could be significant and would affect other industry participants as well. In order to satisfy any such requirement, we may need to take our vessels out of service for extended periods of time, with corresponding losses of revenues.

We may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.

The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. The average age of our fleet as of December 31, 2011 was 32 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur.

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

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Oil Pollution Act of 1990 impose strict and, under some circumstances, joint and several, liability on owners and operators of facilities and vessels for investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. Our past and ongoing operations involve the use and from time to time the release or discharge of regulated materials which could result in liability under these and other environmental laws. We have remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

Our projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other regulated materials. Various laws strictly regulate the removal, treatment and transportation of hazardous waste and other regulated materials and impose liability for human health effects and environmental contamination caused by these materials. Our demolition business, for example, requires us to transport and dispose of hazardous substances and other wastes, such as asbestos. Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages, which may be material. The failure of certain contractual protections to protect us from incurring such liability, such as staying out of the ownership chain for hazardous waste and other regulated materials and securing indemnification obligations from our customers or subcontractors, could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

Increased concern about the potential impact of greenhouse gases (GHG), such as carbon dioxide resulting from combustion of fossil fuels, on climate change has resulted in efforts to regulate their emission. For example, there is a growing consensus that new and additional regulations concerning GHG emissions including “cap and trade” legislation may be enacted, which could result in increased compliance costs for us. Legislation, international protocols, regulation or other restrictions on GHG emissions could also affect our customers. Such legislation or restrictions could increase the costs of projects for our customers or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. Additionally, in our normal course of operations, we use a significant amount of fossil fuels. The costs of controlling our GHG emissions or obtaining required emissions allowances in response to any regulatory change in our industry could increase materially.

Our business could suffer in the event of a work stoppage by our unionized labor force.

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. Specifically, four primary agreements apply to approximately 65% of these employees. Our three contracts with Local 25 Operators Union for the northern, southern and gulf regions, representing approximately 43% of our unionized workforce, are set to expire in October 2012. Our agreement with Seafarers International Union expired in February 2012 and we have negotiated a new agreement which is subject to ratification by its members. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

We maintain various insurance policies, including hull and machinery, general liability and personal injury. We partially self-insure risks covered by our policies. While we reserve for such losses for accounting purposes, we are not required to, and do not, specifically set aside funds for the self-insured portion of claims. At any given time, we are subject to multiple personal injury claims and we maintain substantial loss accruals for these claims. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. We may not be able to obtain similar levels of insurance on reasonable terms, or at all. Our inability to obtain such insurance coverage at acceptable rates or at all could have a material adverse effect on our business, operating results, cash flows or financial condition.

Our demolition business includes key customer relationships and our reputation in the Massachusetts construction market, both of which have been developed and maintained primarily by our demolition employees. Loss of any of these elements could materially reduce our demolition revenues and profits.

Demolition contracts are entered into on a project by project basis, so we do not have continuing contractual commitments with our demolition customers beyond the terms of the current contract. We benefit from key relationships with certain general and construction contractors in the Massachusetts market but have transitioned these relationships to new management installed in 2011. We also benefit from our reputation in the Massachusetts market developed over years of successfully performing on projects. Both of these aspects of the business were developed and are maintained primarily by the officers of NASDI. The inability to maintain relationships with these customers or obtain new customers based on NASDI’s reputation could reduce the revenue and profitability from demolition contracts. Our inability to retain certain executives could have a material adverse effect on our demolition segment’s current customer relationships and reputation.

Delaware law and our charter documents may impede or discourage a takeover that you may consider favorable.

The provisions of our certificate of incorporation and bylaws may deter, delay or prevent a third-party from acquiring us. These provisions include:

•	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements;

•	the inability of stockholders to call special meetings;

•	a classified board of directors with staggered three-year terms;

•	advance notice requirements for nominations for election to the board of directors and for stockholder proposals; and

•

the authority of our board of directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with such terms as the board of directors may determine and to issue additional shares of our common stock.

We are also subject to the protections of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval was obtained.

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

We enter into interest rate swap agreements to manage the interest rate paid with respect to our fixed rate indebtedness, foreign exchange forward contracts to hedge currency risk and heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts. The United States Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). The Financial Reform Act provides for new statutory and regulatory requirements for derivative transactions, including foreign currency hedging transactions. The Financial Reform Act requires the Commodities Futures and Trading Commission to promulgate rules relating to the Financial Reform Act. When the rules relating to the Financial Reform Act are established, we will assess the effect, if any, they will have on us. The rules adopted by the Commodities Futures and Trading Commission may in the future significantly reduce our ability to execute strategic hedges to manage our interest expense and reduce our fuel commodity uncertainty and thus protect cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Financial Reform Act’s new requirements, and the costs of their compliance will likely be passed on to customers such as ourselves, thus potentially decreasing the benefits to us of swap and hedging transactions and potentially reducing our profitability.

The current weakness in the economic environment and other factors could lead to our goodwill and other intangible assets becoming impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets have been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported net income and our stock price. We test goodwill annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or our stock price falling below our net book value per share for a sustained period could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would be required to record a non-cash charge against earnings, which, in turn, could have a material adverse effect on our reported net income and the book value of our stockholders’ equity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

If we are unable to attract and retain key personnel and skilled labor, our ability to bid for and successfully complete contracts may be negatively impacted.

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes members of our management, project managers, estimators, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. If we do not succeed in retaining our current key employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted.

We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to time experienced, and may in the future experience, shortages of certain types of qualified equipment operating personnel. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, operating results, financial condition and value of our common stock.

We may become liable for the obligations of our joint ventures, partners and subcontractors.

Some of our projects are performed through joint ventures and similar arrangements with other parties. In addition to the usual liability of contractors for the completion of contracts and the warranty of our work, where work is performed through a joint venture, we also have potential liability for the work performed by our joint ventures. In these projects, even if we satisfactorily complete our project responsibilities within budget, we may incur additional unforeseen costs due to the failure of our joint ventures to perform or complete work in accordance with contract specifications. In some joint ventures and similar arrangements, we may not be the controlling partner. In these cases, we may have limited control over the actions of the joint venture. In addition, these joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent the controlling partner makes decisions that negatively impact the joint venture or internal control problems arise within the joint venture, it could have a material adverse impact on our business, financial condition, and results of operations.

We act as prime contractor on many of the projects we undertake. Depending on the nature of work required to complete the project, we may choose to subcontract a portion of the project. In our industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns or leases the properties described below. The Company believes that its existing facilities are adequate for its operations.

Dredging

The Company’s headquarters are located at 2122 York Road, Oak Brook, Illinois 60523, with approximately 50,000 square feet of office space that it leases with a term expiring in 2019. As of December 31, 2011 the Company owns or leases the following additional facilities:

Location	Type of Facility	Size		Leased or Owned
Staten Island, New York	Yard	4.4	Acres	Owned
Morgan City, Louisiana	Yard	6.4	Acres	Owned
Baltimore, Maryland	Yard	4.2	Acres	Leased
Green Cove Springs, Florida	Yard	8.5	Acres	Leased
Norfolk, Virginia	Yard	5.0	Acres	Leased
Kingwood, Texas	Office	750	Square feet	Leased
Burlington, Iowa *	Office	10,000	Square feet	Leased
Burlington, Iowa *	Storage	4,000	Square feet	Leased
Des Moines County, Iowa	Yard	27.4	Acres	Leased
Little Rock, Arkansas	Yard	7.0	Acres	Leased

*	These facilities are leased from L.W. Matteson, Inc., which is owned by members of the Matteson family, pursuant to a lease that expires in 2012 and is renewable on a year-to-year basis thereafter. See Note 13 to the Company’s consolidated financial statements.

Demolition

The demolition segment leases 13,000 square feet of office, garage and maintenance facilities in Waltham, Massachusetts, from a minority interest owner in Yankee and prior to 2011, a profits interest owner in NASDI, pursuant to a lease that expires in 2016. See Note 13 to the Company’s consolidated financial statements.

Item 3.	Legal Proceedings

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

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims. The Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material effect on results of operations, cash flows or financial condition.

The Company or its former subsidiary, NATCO Limited Partnership, was named as a defendant in approximately 251 asbestos-related personal injury lawsuits, the majority of which were filed between 1989 and 2000. The claims were filed on behalf of seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on Company-owned vessels. In these cases, the Company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other vessel owners. Following certain administrative proceedings, counsel for plaintiffs agreed to name a group of cases that they intended to pursue and to dismiss the remaining cases without prejudice. Plaintiffs have currently named 39 cases against the Company that they intend to pursue, each of which involves one plaintiff. The remaining cases against the Company were dismissed. Plaintiffs in the dismissed cases could file a new lawsuit if they develop a new disease allegedly caused by exposure to asbestos on board our vessels. The Company does not believe that it is probable that losses from these claims could be material, and an estimate of a range of losses relating to these claims cannot reasonably be made. Based on the foregoing, management does not believe that any of the 39 lawsuits, individually or in the aggregate, will have a material impact on our business, financial position, results of operations or cash flows.

On August 26, 2009, the Company’s subsidiary NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office in the second quarter of 2011 but has had no further contact with the Massachusetts Attorney General’s office since then. The matter remains open, and, to the Company’s knowledge, no proceedings have currently been initiated against NASDI. Should a claim be brought, NASDI intends to defend itself vigorously. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material impact on its business, financial position, results of operations or cash flows.

On March 27, 2011, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain documents relating to certain projects performed by NASDI since January 2005. The Company conducted an internal investigation into this matter and continues to fully cooperate with the federal grand jury subpoena. Based on the early stage of the U.S. Department of Justice’s investigation and the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, any action the U.S. Attorney may take, or the impact, if any, that this matter may have on the Company’s business, financial position, results of operations or cash flows.

On April 6, 2011, NASDI received a subpoena from the District Attorney for Richmond County, New York in connection with a grand jury investigation. The subpoena directs NASDI to furnish certain documents relating to one project performed by NASDI and one of its subcontractors. The subpoena appears to be related to the activities of NASDI’s subcontractor for this project. The Company fully complied with the production of requested documents and has engaged in routine communications with the District Attorney’s office. Based on the Company’s internal investigation to date, the Company does not believe that it will have any liability with respect to this matter. In addition, the Company intends to continue to fully cooperate with the New York grand jury subpoena.

The Company has not accrued any amounts with respect to these NASDI matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

Item 4.	Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock as reported by NASDAQ from January 1, 2010 through December 31, 2011.

	Common Stock
	High	Low
First Quarter 2010	$7.18	$4.04
Second Quarter 2010	$7.05	$4.94
Third Quarter 2010	$6.46	$4.51
Fourth Quarter 2010	$8.08	$5.71

	Common Stock
	High	Low
First Quarter 2011	$8.93	$7.05
Second Quarter 2011	$7.90	$5.15
Third Quarter 2011	$6.36	$3.97
Fourth Quarter 2011	$6.23	$4.02

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Great Lakes Dredge & Dock Corp	135.46	65.24	103.29	118.96	90.99

Peer Average (see below)	126.72	73.28	86.10	87.77	86.46

NASDAQ Composite Index	109.09	64.87	93.33	109.12	107.15

Russell 2000 Index	96.03	62.61	78.40	98.24	92.88

The graph shows the cumulative total return to stockholders of the Company’s common stock during a five year period ending December 30, 2011, the last trading day of our 2011 fiscal year, compared with the return on the NASDAQ Composite Index, a group of our peers which we use internally as a benchmark for our performance and the Russell 2000 Index. The graph assumes initial investments of $100 each on December 29, 2006, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index, the Russell 2000 Index and the peer group companies, collectively. The Russell 2000 Index, which includes Great Lakes, is derived from companies with market capitalization similar to that of the Company. The peer group, which has not been presented in this graph in prior years, is comprised of the following member companies against which we measure our performance for compensation purposes.

Company	Ticker	Company	Ticker	Company	Ticker
Dycom Industries, Inc.	DY	MasTec, Inc.	MTZ	Primoris Services Corp	PRIM

Global Industries, Ltd. (prior to its purchase on September 9,2011 by Technip S.A.)	GLBL	Matrix Service Company	MTRX	Sterling Construction Company, Inc.	STRL

Granite Construction Inc.	GVA	MYR Group Inc.	MYRG	Team, Inc.	TISI

Aegion Corporation, successor to Insituform Technologies, Inc.	AEGN	Orion Marine Group, Inc.	ORN	Willbros Group, Inc.	WG

Layne Christensen Company	LAYN	Pike Electric Corporation	PIKE

Given the integral nature of this peer group for compensation purposes and the fact that each peer is a capital intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of March 5, 2012, the Company had approximately 36 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Quarterly dividends per common share for the most recent two years are as follows:

	Dividend
	2011	2010
First Quarter	$0.017	$0.017
Second Quarter	$0.021	$0.017
Third Quarter	$0.021	$0.017
Fourth Quarter	$0.021	$0.017

The declaration and payment of future dividends will be at the discretion of Great Lakes’ board of directors and depends on many factors, including general economic and business conditions, the Company’s strategic plans, financial results and condition, legal requirements including restrictions and limitations contained in the Company’s senior credit agreement, bonding agreements and the indenture relating to the senior unsecured notes and other factors the board of directors deems relevant. Accordingly, the Company cannot ensure the size of any such dividend or that the Company will pay any future dividend.

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

The following table sets forth selected financial data and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report. The selected financial data presented below have been derived from the Company’s consolidated financial statements; items may not sum due to rounding.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions except share and per share data)
Income Statement Data:
Contract revenues	$627.3	$686.9	$622.2	$586.9	$515.8
Costs of contract revenues	534.3	564.1	534.0	517.6	447.8

Gross profit	93.0	122.8	88.2	69.3	67.9
General and administrative expenses	50.4	54.4	46.0	43.2	39.0
Gain on sale of assets—net	(11.7)	—	—	—	—

Operating income	54.3	68.4	42.3	26.1	29.0
Interest expense—net	(21.7)	(13.5)	(16.2)	(17.0)	(17.5)
Equity in earnings (loss) of joint ventures	(0.4)	(0.6)	(0.4)	(0.0)	2.0
Loss on foreign currency transactions—net	(0.3)	—	—	—	—
Loss on extinguishment of debt	(5.1)	—	—	—	—

Income before income taxes	26.8	54.3	25.7	9.1	13.5
Income tax expense	(9.5)	(20.6)	(11.0)	(3.8)	(6.4)

Net income	17.3	33.7	14.7	5.3	7.1
Net (income) loss attributable to noncontrolling interests	(0.7)	0.9	2.7	(0.3)	(0.1)

Net income attributable to Great Lakes Dredge & Dock Corporation	$16.5	$34.6	$17.5	$5.0	$7.0

Basic earnings per share (1)	$0.28	$0.59	$0.30	$0.09	$0.14
Basic weighted average shares	58,890,780	58,646,511	58,506,608	58,469,431	48,911,491

Diluted earnings per share (1)	$0.28	$0.59	$0.30	$0.09	$0.14
Diluted weighted average shares	59,229,819	58,870,937	58,612,282	58,477,779	52,211,010

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Other Data:
Adjusted EBITDA (2)	$93.7	$103.0	$77.6	$55.9	$57.5
Net cash flows from operating activities	24.6	123.5	54.0	14.8	(6.3)
Net cash flows from investing activities	(16.7)	(62.7)	(24.9)	(26.3)	(77.8)
Net cash flows from financing activities	57.4	(15.6)	(36.4)	13.7	88.6
Depreciation and amortization	40.8	34.3	32.9	30.1	26.5
Maintenance expense	41.8	48.2	46.4	41.9	43.8
Capital expenditures (3)	30.7	29.9	27.3	44.6	111.0

(1)	Refer to Note 1 in the Company’s consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 and above information for additional details regarding these calculations.
(2)	See definition of Adjusted EBITDA in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Capital expenditures in 2007 included the purchase of three vessels for $40.4 million. It also included the purchase of another vessel for $25.5 million, funded through a sale-leaseback transaction, as well as the buy-out of certain equipment previously under operating leases for $14.6 million.

	As of December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$113.3	$48.5	$3.3	$10.5	$8.2
Working capital	195.3	90.2	91.3	87.7	82.3
Total assets	788.5	693.8	665.4	666.2	624.4
Long term senior debt, promissory notes and subordinated notes	255.0	182.5	186.0	216.5	196.5
Total stockholder’s equity	292.0	279.0	245.8	228.1	230.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 15% of its dredging revenues for 2011.

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

With the acquisition of L.W. Matteson, Inc. (“Matteson”) assets on December 31, 2010, the Company began to provide the following rivers & lakes services in 2011: lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction.

The Company’s bid market is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 39% over the prior three years, including 44%, 52% and 32% of the domestic capital, beach nourishment and maintenance sectors, respectively. The foregoing bid market data does not reflect rivers & lakes activities which are separately categorized. The Company’s bid market share of rivers & lakes in the year of activity since acquisition is 36%.

The Company’s fleet of 33 dredges, of which eight are deployed internationally, 19 material transportation barges, two drillboats, and numerous other specialized support vessels is the largest and most diverse fleet of any U.S. dredging company. The mobility of the Company’s fleet enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities to employ our dredges. The Company estimates the replacement cost of the Company’s fleet to be in excess of $1.5 billion in the current market.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. The advance of multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is the Company’s customer. In 2011, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 56% of dredging revenues, down slightly from the Company’s three year average of 60%.

The Company’s demolition subsidiaries are headquartered in the Boston, Massachusetts area. In 2011, demolition revenues accounted for 17% of total revenues, above the prior three year average of 12%. The demolition segment’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials and removal of hazardous substances and materials. The majority of the work has historically been performed in New England; however, the primary demolition subsidiary, NASDI, LLC (“NASDI”) continues to expand its footprint into the New York area and the marine demolition market, and specifically into bridge demolition projects. Effective as of January 1, 2011, NASDI became a wholly owned subsidiary of the Company. See Note 1 to the Company’s consolidated financial statements.

The Company also owns 50% of Amboy Aggregates (“Amboy”) and 50% of TerraSea Environmental Solutions (“TerraSea”) as joint ventures. Amboy’s primary business is dredging sand from the entrance channel to the New York harbor in order to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy also imports stone from upstate New York and Nova Scotia and distributes it throughout the New York area. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment.

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

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), fuel, subcontracts, rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Much of our domestic hourly labor force is represented by labor unions with collective bargaining agreements that expire at various dates during 2012 through 2014, which historically have been extended without disruption.

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

The Company generally expects to achieve different levels of gross margin (i.e., gross profit divided by revenues) for work performed on the different types of dredging projects and for work performed by different types of dredges. The Company’s expected gross margin for a project is based upon the Company’s estimates at the time of the bid. Although the Company seeks to bid on and win projects that will maximize its gross margin, the Company cannot control the type of dredging projects that are available for bid from time to time, the type of dredge that is needed to complete these projects or the time schedule upon which these projects are required to be completed. As a result, in some quarters the Company works on a mix of dredging projects that, in the aggregate, have relatively high expected gross margins (based on project type and dredges employed) and in other quarters, the Company works on a mix of dredging projects that, in the aggregate, have relatively low expected gross margins (based on project type and dredges employed).

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

Demolition. The Company’s demolition segment generates revenues when the Company is awarded a contract for demolition services and starts the project. The Company’s revenues from its demolition segment increase or decrease based upon market demand. Like the Company’s dredging segment, results of operations for the Company’s demolition segment fluctuate based upon project mix and the Company’s ability to execute its projects consistent with its estimates.

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

Percentage-of-completion method of revenue recognition—The Company’s contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For demolition projects, the Company uses estimates of remaining costs-to-complete to determine the percentage of project completion. In preparing estimates, the Company draws on its extensive experience in the dredging and demolition businesses and its database of historical dredging information to ensure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation are not recognized in contract revenues until such claims are settled. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

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

The Company assesses the fair values of its reporting units using both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses based upon historical operating data, appropriate discount rates and other variables. The estimates are based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates.

The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. The Company analyzed companies that performed similar services or are considered peers. Due to the fact that there are no public companies that are direct competitors, the Company weighed the results of this approach less than the income approach.

At both December 31, 2011 and 2010, the dredging segment’s goodwill was $76.6 million and demolition segment’s goodwill was $21.5 million.

The Company performed its most recent annual test of impairment as of July 1, 2011 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by approximately 35% and 8%, respectively. Given the small margin with which the demolition segment’s fair value is in excess of its carrying value, a more than insignificant decline in the demolition segment’s future operating results or cash flow forecasts versus the segment’s current forecasts could potentially cause a goodwill impairment charge to be recognized in a future period. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2012 should no triggering events occur which would require a test prior to the next annual test. No goodwill impairment test was performed in the fourth quarter of 2011 for either segment because no triggering event occurred which would require such a test.

Results of Operations—Fiscal Years Ended December 31, 2011, 2010 and 2009

The following table sets forth the components of net income attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA (defined below) as a percentage of contract revenues for the years ended December 31:

	2011	2010	2009

Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(85.2)	(82.1)	(85.8)

Gross profit	14.8	17.9	14.2
General and administrative expenses	(8.0)	(7.9)	(7.4)
Gain on sale of assets—net	1.9	—	—

Operating income	8.7	10.0	6.8
Interest expense—net	(3.5)	(2.0)	(2.6)
Equity in earnings of joint ventures	(0.1)	(0.1)	(0.1)
Loss on foreign currency transactions—net	0.0	—	—
Loss on extinguishment of debt	(0.8)	—	—

Income before income taxes	4.3	7.9	4.1
Income tax expense	(1.5)	(3.0)	(1.8)

Net income	2.8	4.9	2.3
Net (income) loss attributable to noncontrolling interests	(0.1)	0.1	0.4

Net income attributable to Great Lakes Dredge & Dock Corporation	2.7%	5.0%	2.7%

Adjusted EBITDA	15.0%	15.0%	12.5%

Adjusted EBITDA

Adjusted EBITDA, as provided herein, represents net income attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense and debt extinguishment. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income attributable to Great Lakes Dredge & Dock Corporation:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income attributable to Great Lakes Dredge & Dock Corporation	$16,528	$34,609	$17,468
Adjusted for:
Loss on extinguishment of debt	5,145	—	—
Interest expense, net	21,665	13,542	16,150
Income tax expense	9,545	20,554	10,983
Depreciation and amortization	40,838	34,301	33,023

Adjusted EBITDA	$93,721	$103,006	$77,624

Components of Contract Revenues

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended December 31 (in thousands):

	2011	2010	2009
Revenues
Dredging:
Capital—U.S.	$156,251	$300,873	$203,147
Capital—foreign	77,232	82,898	134,123
Beach nourishment	135,164	106,163	62,133
Maintenance	116,016	119,035	174,908
Rivers & lakes*	35,471	—	—

Total dredging revenues	520,134	608,969	574,311
Demolition	107,199	77,953	47,933

Total revenues	$627,333	$686,922	$622,244

*	Rivers & lakes was established by the Company on December 31, 2010 in connection with the Matteson acquisition, and did not operate as part of the Company prior to January 1, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total revenue was $627.3 million in 2011, a decrease of $59.6 million, or 8.7%, from 2010 total revenue of $686.9 million. The majority of the decrease was due to lower domestic revenues in the capital dredging market. This was partially offset by increased revenues in the beach nourishment market and the demolition segment as well as the addition of rivers & lakes dredging from the Matteson acquisition. Highlights from the Company’s primary dredging sectors are as follows:

•

Revenues from domestic capital dredging projects of $156.3 million in 2011 decreased $144.6 million, or 48.1%, from 2010 revenues of $300.9 million. The decrease in revenue is primarily due to $108.3 million of revenue in 2010 that did not repeat in 2011 from work on sand berm construction off the coast of

Louisiana in response to the Deepwater Horizon oil spill in the Gulf of Mexico. In addition, 2010 revenue benefited from $56 million for deepening projects in the ports of New Jersey that were not repeated in 2011.

•

Revenues from beach nourishment projects of $135.2 million in 2011 increased $29.0 million, or 27.3%, from $106.2 million in 2010. The Company won $198 million of beach projects in 2011, which is $143 million higher than the amount of beach projects won in 2010. The significant increase in beach nourishment awards created a larger supply of projects in backlog, of which the Company was able to convert a portion into revenue for projects worked in 2011. Additionally, revenue was positively impacted as the Company was able to work on projects which were not subjected to environmental windows, which are limitations as to the timing of when dredging activity can occur, unlike the prior year when such projects were not available.

•

Revenues from maintenance dredging projects in 2011 were $116.0 million, a decrease of $3.0 million, or 2.5%, from $119.0 million in 2010. Maintenance revenue in 2011 decreased slightly as $4.7 million of projects traditionally included in maintenance revenue was shifted to the rivers & lakes revenue category.

•

Revenues from rivers & lakes projects were $35.5 million for 2011. The Company purchased its rivers & lakes operations on December 31, 2010 and therefore had no revenues from rivers & lakes projects in 2010.

•

Revenues from foreign dredging operations in 2011 totaled $77.2 million, a decrease of $5.7 million, or 6.8%, from 2010 revenues of $82.9 million. In 2011, revenues were from projects comprised of smaller values and scopes than those in the prior year. Foreign revenues in 2011 also benefited from the resolution of outstanding project claims of approximately $3.8 million in the 2011 first quarter, offset by fewer projects in the Middle East.

The demolition segment recorded revenues in 2011 of $107.2 million, an increase of $29.2 million, or 37.5%, over 2010 revenues of $78.0 million. This increase was primarily related to improved market conditions in Massachusetts based on the continued economic recovery in this market and the I-10 bridge demolition project in Louisiana.

Dredging segment gross profit in 2011 decreased 30.0% to $82.7 million from $117.7 million in 2010, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 15.8% in 2011, down from 19.3% in 2010. Gross profit margin benefited in the prior year from a favorable project mix and better vessel employment on a number of domestic capital dredging projects allowing better fixed cost coverage. In addition the prior year experienced favorable project execution and weather conditions on beach nourishment projects.

Demolition segment gross profit increased $5.3 million to $10.3 million from $5.0 million in 2010 and demolition segment gross profit margin was 9.6%, up from 6.5% in 2010, primarily due to the increase in profit margin on new projects, led by the I-10 bridge demolition project in Louisiana as well as improved market conditions from the continued economic recovery in the demolition segment’s primary market.

Dredging segment operating income for 2011 decreased 24.3% to $53.8 million, from $70.5 million in 2010 due to the lower revenues and gross profit described above, offset by $11.7 million of gains from sales of underutilized assets. In 2010, the dredging segment operating income included $6.4 million of severance, legal and consulting charges that were recorded in conjunction with the senior management reorganization.

Demolition segment operating income improved to $0.5 million for 2011 from an operating loss in 2010 of $2.1 million due to the higher revenues and gross profit described above, which were offset by the recognition of $1.8 million of additional legal and consulting expenses in 2011 relating to the subpoenas received in April 2011.

The Company’s net interest expense for 2011 totaled $21.7 million compared with $13.5 million in 2010. This increase is primarily due to the Company’s issuance of $250 million of 7.375% senior notes and the related redemption of the Company’s $175 million of 7.75% senior subordinated notes in the 2011 first quarter. Due to timing requirements, both of these note issuances were outstanding and accruing interest for approximately 30 days in 2011, resulting in duplicative interest expense of approximately $1.1 million. Although the senior notes accrue interest at a lower interest rate than the previously outstanding senior subordinated notes, the increase in principal outstanding resulted in an additional $4.5 million of interest expense in 2011 as compared to 2010. In addition, in 2011 the Company realized a $0.4 million gain on interest rate swaps, while favorable interest rates in 2010 led to a $2.1 million gain.

The Company incurred income tax expense of $9.5 million in 2011 compared with $20.6 million in 2010. This $11.1 million decrease is primarily the result of the decrease in the Company’s operating income. The effective tax rate for the year ended December 31, 2011 was 35.4% compared to 37.9% for the year ended December 31, 2010.

For the year ended December 31, 2011, net income attributable to Great Lakes Dredge & Dock Corporation was $16.5 million compared to $34.6 million for the year ended December 31, 2010. This $18.1 million decrease was primarily driven by the lower operating income, net of taxes in 2011 described above.

Adjusted EBITDA (as defined above) was $93.7 million and $103.0 million for the year ended December 31, 2011 and 2010, respectively. The decrease of $9.3 million, or 9.0%, is related to the decrease in dredging segment operating income net of the increase in demolition segment operating income described above. In 2011, the Company recorded $40.8 million of depreciation and amortization expense that is included as a component of operating income, but is excluded for the purposes of calculating Adjusted EBITDA. The increase in depreciation from 2011 is partially related to the Company’s decision to accelerate certain capital expenditures into 2011 to take advantage of the federal tax benefit allowing for full tax depreciation in the year of service for new assets. In addition, the purchase of Matteson assets in December 2010 added $1.7 million of depreciation in 2011 that had no associated impact in the prior year. The depreciation and amortization expense recorded in 2010 was $34.3 million.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Dredging revenues were $609 million in 2010, an increase of $34.7 million, or 6%, over 2009 dredging revenues of $574.3 million. This increase was primarily due to higher revenues in the domestic capital and beach markets more than offsetting lower revenues in the foreign and maintenance markets. Highlights from the Company’s primary dredging sectors are as follows:

•

Revenues from domestic capital dredging projects of $300.9 million in 2010 increased $97.7 million, or 48.1%, from 2009 revenues of $203.1 million. During the second half of 2010, several of the Company’s dredges and ancillary equipment worked on sand berm construction off the coast of Louisiana in response to the Deepwater Horizon oil spill in the Gulf of Mexico. In addition, domestic capital dredging revenues included continued deepening work in the ports of New York, New Jersey, and Jacksonville.

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

•

Revenues from maintenance dredging projects in 2010 were $119.0 million, a decrease of $55.9 million, or 31.9%, from $174.9 million in 2009. Maintenance revenue in 2009 was uncharacteristically high because the Corps put many delayed projects out to bid. The Company believes that funding of many maintenance projects bid in 2009 was augmented by the federal economic stimulus. The Company believes that substantially all of the stimulus funded projects were completed by June 30, 2010. In addition, the number of maintenance projects worked on during the second half of 2010 declined due to the dredging industry’s response to the Deepwater Horizon oil spill in the Gulf of Mexico.

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

Demolition segment revenues in 2010 were $78.0 million, an increase of $30.1 million, or 62.6%, over 2009 revenues of $47.9 million. This increase was primarily related to improved market conditions in Massachusetts and increased activity in New York as well as new bridge demolition markets for the demolition segment. In 2009, demolition revenues were negatively impacted by the slowdown in the U.S. construction industry.

Dredging segment gross profit increased 32.4% to $117.7 million in 2010 from $88.9 million in 2009, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 19.3% in 2010, up from 15.6% in 2009. The increases in gross profit and gross profit margin were primarily due to increased dredging revenues and dredging project execution that in the aggregate was better than the Company’s estimates.

Demolition segment gross profit increased $5.7 million from a gross loss of $0.7 million in 2009 to a gross profit of $5.0 million in 2010 and demolition segment gross profit margin was 6.5% in 2010, up from a negative gross profit margin of 1.8% in 2009, primarily due to improved market conditions which resulted in increased revenues. While demolition segment gross profit margins improved in 2010 compared to 2009, they remained lower than pre-recession gross profit margins, reflecting continued competitive pricing pressures.

Dredging segment operating income for 2010 increased 41.4% to $70.5 million versus $49.8 million in 2009, as increased gross profit offset a 20.9% increase in general and administrative expenses. These expenses increased primarily due to $7.2 million in costs that were incurred for severance, legal and consulting expenses that were incurred in conjunction with the senior management reorganization. See Note 14 to the Company’s consolidated financial statements.

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

Consolidated general and administrative expenses as a percentage of revenue were generally consistent, ranging between 7.4% and 7.9% of revenues during 2008 through 2010. In 2010, general and administrative expenses increased due to additional expenses related to the Company’s senior management reorganization.

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

For the year ended December 31, 2010, net income attributable to Great Lakes Dredge & Dock Corporation was $34.6 million compared to $17.5 million for the year ended December 31, 2009. This $17.1 million increase was primarily driven by higher operating income in 2010.

Adjusted EBITDA (as defined above) for the year ended December 31, 2010 was $103.0 million as compared to $77.6 million for year ended December 31, 2009. The higher segment operating income for both the dredging and the demolition segments were the primary drivers for the higher Adjusted EBITDA in 2010. The Company recorded $34.3 million and $32.9 million of depreciation and amortization expense in the year ended December 31, 2010 and 2009, respectively. Depreciation and amortization are each components of operating income, but these expenses are excluded for the purposes of calculated Adjusted EBITDA.

Bidding Activity and Backlog

The following table sets forth, by segment and type of dredging work, the Company’s backlog as of the dates indicated (in thousands):

	December 31, 2011	December 31, 2010		December 31, 2009
Backlog
Dredging:
Capital—U.S.	$109,897	$117,866		$203,294
Capital—foreign	78,379	65,334		35,715
Beach nourishment	84,607	18,080		63,390
Maintenance	31,293	56,140		63,335
Rivers & lakes	15,256	25,116	*	—

Total dredging backlog	319,432	282,536		365,734
Demolition	50,672	80,984		16,448

Total backlog	$370,104	$363,520		$382,182

*	Represents backlog acquired by the Company on December 31, 2010 in connection with the Matteson acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, 74% of the Company’s 2011 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

Approximately 97% of the Company’s backlog at December 31, 2011 is expected to be completed and converted into revenue in 2012.

Dredging

The 2011 domestic dredging bid market totaled $1.041 billion, a 19% increase from the 2010 domestic dredging bid market of $875 million. The 2011 bid market grew primarily from federal and state funded projects for infrastructure and coastal restoration and protection. The beach nourishment bid market was the primary reason for the increase as $317 million was awarded in 2011. This is an increase of $242 million from the 2010 bid market, which is over three times the size of the 2010 bid market. The Company won 43% of the overall 2011 domestic bid market, above its 30% win rate of the overall 2010 domestic bid market. The Company’s three-year average win rate is 39%. The 2011 domestic bid market benefited from many projects deferred from prior years by governmental entities that were let to bid in 2011. In addition, the 2010 bid market excluded dredging work related to the construction of sand berms off the coast of Louisiana in response to the Deepwater Horizon oil spill in the Gulf of Mexico. Over $100 million of sand berm construction work was awarded to the Company directly by the prime contractor rather than through the customary bidding process. Variability in contract wins from period to period is not unusual. The Company believes trends in its win rate over the prior three year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2011 contracted dredging backlog was $319.4 million. This represents an increase of $36.9 million, or 13%, over the Company’s December 31, 2010 dredging backlog of $282.5 million. These amounts do not reflect approximately $36.1 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2010 the amount of domestic low bids pending award was $39.9 million. The increase in the Company’s annual dredging backlog is primarily the result of the significantly higher beach nourishment awards remaining in backlog at year end that were primarily awarded late in the third quarter of 2011, partially offset by lower maintenance backlog as compared to the prior year.

The Company won 33%, or $117.8 million, of the domestic capital dredging projects awarded in 2011. Significant new awards during the year included $61 million for channel deepening in New York’s Ambrose Channel and $43 million for Louisiana coastal restoration. Approximately $109.9 million, or 34%, of the Company’s December 31, 2011 contracted dredging backlog consists of domestic capital dredging work, a substantial portion of which is expected to be performed in 2012. Domestic capital dredging backlog at December 31, 2011 was $8.0 million less than the prior year. In 2011, the Company earned 94% of its backlog carried forward from December 31, 2010 and replenished its revenue in backlog with new awards including those mentioned above. Federal capital projects are being prioritized by the Corps as it appropriates its annual funding for projects. The Company believes that many states and Washington D.C. will continue to focus on marine infrastructure as significant port and harbor authorities recognize that the ongoing expansion of the Panama Canal and initiatives to increase exports heightens the need for the U.S. to deepen its East and Gulf Coast ports to facilitate larger draft vessels from international trade. Due to certain regulatory and environmental hurdles, it does not appear that the first of these deepening projects will be released for proposal until the fourth quarter of 2012. In addition, the Company won a $46.5 million coastal restoration project in February 2012 that will add to its 2012 workload. This project continues to demonstrate that resources are being devoted to help restore the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area.

The Company won 62%, or $198.1 million, of the beach nourishment projects awarded in 2011. The Company was awarded eight significant coastal protection or beach nourishment projects along the East Coast totaling $144.4 million and several Florida projects in the year. The Company has contracted dredging backlog related to beach nourishment of $84.6 million at December 31, 2011 compared to $18.1 million at the end of 2010. The Company expects to perform its entire backlog throughout 2012. The beach nourishment market in 2011 was double the average bid market over the last three years. In 2010, many state and local governments experienced delays in getting the necessary funding to put their projects out to bid. Significant severe storms underscored the critical nature of these projects to the regions and the nation forcing beach nourishment projects that had been delayed to be brought to bid in 2011. The projects were funded with different combinations of federal, state and local resources allowing these communities to protect their coastlines from natural erosion and to provide a buffer to future severe storms.

The Company won 36%, or $109.2 million, of the maintenance dredging projects awarded in 2011. Harbor channel and river maintenance projects including $19 million of work on the Mississippi River and $18 million of work in Baltimore were awarded to the Company in 2011. The Company has contracted dredging backlog at December 31, 2011 for maintenance dredging of $31.3 million which is $24.8 million lower than the backlog at

December 31, 2010. The 2011 maintenance dredging bid market was 64% of the three-year average maintenance dredging bid market of $478 million. The Company continues to be optimistic about the passage of a Harbor Maintenance Trust Fund (“HMTF”) bill that allocates existing funding to maintenance dredging as intended. The industry has seen strong support from both Democrats and Republicans for this bill which politicians argue both creates domestic jobs and does not require new taxation.

Foreign capital dredging backlog increased to $78.4 million at December 31, 2011 from $65.3 million at the end of 2010. Although several Middle Eastern countries have experienced civil unrest and resulting governmental instability throughout 2011, the Company has maintained normal operations for its international projects and has a positive outlook for many of its foreign markets. The Company continues to observe an increase in international dredging and has pursued new opportunities in strategic foreign markets. In late 2011, the Company was awarded $34 million for its portion of a large land reclamation project in Bahrain. In addition, the Company recently announced a large opportunity in Australia for our backhoe dredge New York. The Company currently expects to realize approximately $180 million in revenue on this project with the potential for greater income once we finalize our participation. We will mobilize the vessel and ancillary equipment to Australia at the end of 2012 upon completion of the projects on which it is currently working. The Company’s portion of the project is expected to take about 27 months to complete. The Company also sees additional opportunities in the Middle East, Southeast Asia and South America that it continues to pursue. We have recently made strategic moves to bolster our international sales and marketing effort, as we see an abundance of opportunities ahead, which we believe can yield better results from a more aggressive approach.

Rivers & lakes won 36%, or $20.0 million, of the projects in the markets where the group provides operations. Rivers & lakes has contracted backlog of $15.3 million at December 31, 2011 which is $9.8 million less than the backlog acquired in the Matteson transaction. The acquired backlog included $9.8 million for a large project, which was completed in 2011, requiring sediment removal from an inland lake. Rivers & lakes backlog does not include $14.6 million of low bids pending award that are expected to be formally awarded and under contract in the first quarter of 2012. During the year, the Company began to pursue municipal lake projects which expand the Company’s service capabilities using existing equipment. The Company also launched a financing initiative to assist municipalities with finding financial partners to fund these capital improvements over time to balance project payments with project lives. This initiative will allow municipalities to move forward with their existing dredging projects that are being deferred due to funding concerns.

Demolition

Demolition services backlog was $50.7 million and $81.0 million at December 31, 2011 and 2010, respectively, a decrease of $30.2 million. The Company continued to work through backlog related to the larger New York and Boston area projects as well as the $28 million bridge demolition project in Louisiana. The demolition segment backlog does not include $22.1 million of low bids pending award that are expected to be formally awarded and under contract in the first half of 2012. There were no projects pending award in the prior year. A new management team in the demolition business has worked to cooperate with the dredging businesses as evidenced by bridge demolition projects which utilize the dredging segment’s expertise on maritime projects. In addition, the demolition segment, our rivers & lakes division and our sediment remediation joint venture can combine resources to pursue large environmental remediation projects previously unavailable to the Company.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from the issuance of its 7.375% senior notes. See Note 7 in the Company’s consolidated financial statements. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by operating activities for the years ended December 31, 2011, 2010 and 2009 totaled $24.6 million, $123.5 million and $54.0 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In

2011, lower net income and changes in working capital, resulted in lower net cash flows provided by operating activities. Working capital changes in 2011 were related to an increase in accounts receivable primarily from foreign operations (which usually experience longer accounts receivable collection periods) and demolition operations that increased in the latter half of the year, an increase in pipe inventories used to transport dredged material, and an income tax refund receivable that is included in other current assets related to estimated payments made for our 2011 federal tax return. In 2010, lower activity in foreign operations coupled with payments received on foreign accounts receivable that had been outstanding at the end of 2009 drove the increase in cash generated. Additionally, the increase in cash was generated by strong domestic dredging operations in 2010, which have by comparison shorter accounts receivable collections periods. In 2009, an increase in domestic accounts receivable resulting from increased domestic activity, offset by a decrease in pipe and spare parts inventory as well as other working capital items, decreased net cash provided by operating activities.

The Company’s net cash flows used in investing activities for the years ended December 31, 2011, 2010 and 2009 totaled $16.7 million, $62.7 million and $24.9 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. In 2011, the Company experienced several planned dry dock inspections required by regulatory obligation, as well as vessel upgrade and maintenance expenditures adding $4.3 million in costs above those required in 2010. In 2011, the Company sold the dredges Northerly Island and Victoria Island along with a parcel of land in Channelview, TX adding $15.6 million in proceeds from dispositions of property and equipment. The increase in 2010 is primarily due to the Company’s acquisition of Matteson on December 31, 2010. See Note 14 to the Company’s consolidated financial statements. The 2010 expenditures also included $14.6 million on the upgrade of the dredge Ohio.

The Company’s net cash flows provided by (used in) financing activities for the years ended December 31, 2011, 2010 and 2009 totaled $57.4 million, ($15.6) million and ($36.4) million and, respectively. As further discussed below, in 2011 the Company issued $250 million of 7.375% senior notes, resulting in $244.2 million of net proceeds. The Company used a portion of these net proceeds to redeem its $175 million of 7.75% senior subordinated notes in 2011 for $180.0 million, which included a redemption premium and unpaid interest. The Company also paid $6.0 million in financing fees on the issuance of the senior notes in 2011. The Company paid dividends of $4.7 million in 2011, an increase of $0.7 million from dividends of $4.0 million in both 2010 and 2009.

On June 12, 2007, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Bank of America N.A. and various other financial institutions as lenders. The Credit Agreement provides for a revolving credit facility of up to $145.0 million in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the “Base Rate” plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company’s ratio of Total Funded Debt to Adjusted Consolidated EBITDA (each as defined in the Credit Agreement). The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries. Additionally, the obligations are secured by a perfected first priority lien on certain equipment of Great Lakes’ subsidiary, Great Lakes Dredge & Dock Company, LLC (“GLDD Company”); a perfected second priority lien on certain other equipment of GLDD Company, subject to a perfected first priority lien in favor of Great Lakes’ bonding company; a perfected first priority lien on the inter-company receivables of Great Lakes and its direct and indirect domestic subsidiaries and having an equal priority to the liens of Great Lakes’ bonding company; and a perfected second priority lien on the accounts receivable of Great Lakes and its direct and indirect subsidiaries that relate to bonded projects. The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends to $5 million per year, (ii) limitations on redemptions and repurchases of capital stock, (iii) limitations on the incurrence of indebtedness, liens, leases and investments, and (iv) maintenance of certain financial covenants.

As of December 31, 2011, the Company had no borrowings and $26.9 million of letters of credit outstanding, resulting in $118.1 million of availability under the Credit Agreement. At December 31, 2011, the Company was in compliance with its various covenants under its Credit Agreement.

The Company’s Credit Agreement matures on June 12, 2012 and the Company is in discussions with lenders to finalize a successor credit facility with substantially similar capabilities and terms as the current Credit Agreement. The Company believes that it will finalize a successor credit facility in the first quarter of 2012.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a new bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The new bonding agreement contains no restrictive covenants and lesser collateral requirements than the previous bonding agreement. The Company is using Zurich for all bonding requirements beginning in September 2011. The existing bonding agreement with Travelers Casualty and Surety Company of America (“Travelers”) will remain in place until outstanding bonds expire as the projects underlying the bonds issued thereunder are completed. Pursuant to the existing bonding agreement, Travelers has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of $63 million at December 31, 2011.

The Travelers bonding agreement contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens and take certain other actions. At December 31, 2011, the Company was in compliance with its various covenants under the bonding agreement with Travelers. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At December 31, 2011, the Company had outstanding performance bonds valued at approximately $336.1 million; however, the revenue value remaining in backlog related to these projects totaled approximately $247.0 million.

In addition to its credit facility, the Company has a $24 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including our long-term land reclamation project in Bahrain. The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im Bank”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. The Company had $11.7 million of letters of credit issued under this facility at December 31, 2011.

In January 2011, the Company issued $250 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. Approximately $180 million of the net proceeds from the issuance of the senior notes was used to prepay all of the Company’s 7.75% senior subordinated notes due December 2013, including prepayment premiums and accrued and unpaid interest. The remaining net proceeds from the issuance of the senior notes will be used for general corporate purposes, which may include acquisitions. The Indenture governing the senior notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture governing the senior notes.

The Company increased its aggregate quarterly dividend to $1.2 million beginning in the second quarter of 2011, and will continue to pay such amount in the first quarter of 2012. Prior to that, the Company paid dividends of approximately $1 million each quarter, including during the first of quarter of 2011 and each quarter of 2010. The declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, its financial results and condition and legal requirements, including restrictions and limitations contained in the Credit Agreement, bonding agreements and the indenture relating to its senior notes. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The Company believes its cash on hand, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and scheduled debt service requirements for the next twelve months.

Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends if any, and to comply with all of the financial covenants under the Credit Agreement and bonding agreement, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2011. Additional information related to these obligations can be found in Note 7 and Note 12 to the Company’s consolidated financial statements.

		Obligations coming due in year(s) ending:
			2013-	2016-	2019 and
	Total (1)	2012	2015	2018	beyond
	(in millions)

Long term bank debt (2)	$—	$—	$—	$—	$—
Senior notes (3)	388.2	18.4	55.3	55.3	259.2
Operating lease commitments	93.6	16.4	43.1	31.2	2.9
Promissory note (4)	5.6	2.8	2.8	—	—
Equipment notes	0.6	0.5	0.1	—	—

Total	$488.0	$38.1	$101.3	$86.5	$262.1

(1)	Excluded from the above table are $0.8 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.
(2)	Represents the Company’s senior credit facility. No amounts were outstanding at December 31, 2011.
(3)	Includes cash interest payments calculated at stated fixed rate of 7.375%.
(4)	Includes cash interest payments calculated at stated fixed rate of 6.00%. This note was issued in connection with the Matteson acquisition.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $38.6 million at December 31, 2011. All issued letters of credit were undrawn at year-end.

The Company has granted liens on a substantial portion of its owned operating equipment as security for borrowings under its Credit Agreement and its Travelers bonding agreement. The Company’s Credit Agreement and Travelers bonding agreement also contain provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions.

The Company finances certain key vessels used in its operations with off-balance sheet operating lease arrangements with unrelated lessors, requiring annual rentals of $16.4 million which decline to $0.4 million over the next ten years. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

At December 31, 2011, the Company had outstanding performance bonds valued at approximately $336.1 million; however, the revenue value remaining in backlog related to these projects totaled approximately $247.0 million.

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

A significant portion of the Company’s current dredging operations are conducted outside of the U.S., primarily in the Middle East. It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company’s foreign dredging work is in Bahrain. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar; therefore, there is no foreign currency exposure on these transactions. At December 31, 2011, the Company had one foreign exchange forward contract outstanding to offset the change in fair value on outstanding accounts receivable in Brazilian Real with a fair value of $0.2 million. We expect any gains or losses on the forward contract to be substantially offset by a corresponding gain or loss on the underlying exposure. A 10% adverse movement in the foreign currency exchange rate would decrease the derivative value by $0.6 million.

At December 31, 2011, the Company had long-term senior notes outstanding with a recorded book value of $250.0 million. The fair value of these notes, which bear interest at a fixed rate of 7.375%, was $247.5 million at December 31, 2011 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2011 the fair value of this fixed rate debt would have increased to $257.8 million.

In May 2009, the Company entered into two interest rate swap arrangements, which are effective until December 15, 2012, to swap a notional amount of $50.0 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. The fair value asset of the swaps at December 31, 2011 was $0.8 million and is recorded in current assets. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period. Assuming a 10% increase in interest rates at December 31, 2010, the fair value of the asset would decline by $0.2 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 10% of the Company’s costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company’s 2011 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2011. At December 31, 2011 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 59% of its anticipated domestic fuel requirements for 2012. As of December 31, 2011, there were 5.2 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.65 to $2.98 per gallon. At December 31, 2011, the fair value asset on these contracts was estimated to be $0.4 million, based on quoted market prices and is recorded in other current assets. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 9, 2012, are set forth on pages 60 to 96 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2011 and 2010. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(in millions except share and per share data)
2011
Contract revenues	$155.3	$155.0	$158.5	$158.6
Costs of contract revenues	(127.9)	(135.2)	(131.1)	(140.2)

Gross profit	27.4	19.8	27.4	18.4
General and administrative expenses	(12.1)	(13.6)	(12.7)	(12.0)
Gain on sale of assets—net	(0.3)	(2.5)	(0.1)	(8.8)

Operating income	15.6	8.7	14.8	15.2
Interest expense—net	(6.0)	(4.9)	(5.6)	(5.2)
Equity in earnings (loss) of joint ventures	(0.6)	(0.1)	0.6	(0.3)
Loss on foreign currency transactions—net	—	—	(0.5)	0.3
Loss on extinguishment of debt	(5.1)	—	—	—

Income before income taxes	3.9	3.7	9.3	10.0
Income tax expense	(1.5)	(1.5)	(3.6)	(3.0)

Net income	2.4	2.2	5.7	7.0

Net income attributable to noncontrolling interests	—	(0.5)	(0.1)	(0.2)

Net income attributable to Great Lakes Dredge & Dock Corporation	$2.4	$1.7	$5.6	$6.8

Basic earnings per share	$0.04	$0.03	$0.10	$0.12
Basic weighted average shares	58,784,774	58,874,601	58,930,314	58,973,431

Diluted earnings per share	$0.04	$0.03	$0.09	$0.12
Diluted weighted average shares	59,237,749	59,182,999	59,160,808	59,235,709

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(in millions except share and per share data)
2010
Contract revenues	$161.4	$180.1	$173.3	$172.1
Costs of contract revenues	(130.9)	(145.5)	(140.6)	(147.0)

Gross profit	30.5	34.6	32.7	25.1
General and administrative expenses	(11.1)	(14.4)	(16.5)	(12.3)

Operating income	19.4	20.2	16.2	12.8
Interest expense—net	(3.2)	(3.0)	(3.3)	(4.0)
Equity in earnings (loss) of joint ventures	(0.7)	(0.1)	0.1	0.1
Income before income taxes	15.5	17.1	12.8	8.9
Income tax expense	(6.2)	(6.8)	(5.1)	(2.5)

Net income	9.3	10.3	7.7	6.4

Net loss attributable to noncontrolling interests	0.1	0.5	—	0.4

Net income attributable to Great Lakes Dredge & Dock Corporation	$9.4	$10.8	$7.7	$6.8

Basic earnings per share	$0.16	$0.18	$0.13	$0.12
Basic weighted average shares	58,547,990	58,601,649	58,698,299	58,750,621

Diluted earnings per share	$0.16	$0.18	$0.13	$0.11
Diluted weighted average shares	58,705,175	58,780,611	58,900,824	59,067,964

Note: Items may not sum due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2011. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management has also conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2011 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 49. Management has concluded that internal control over financial reporting is effective as of December 31, 2011. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 50.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Great Lakes Dredge & Dock Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2011.

/S/ JONATHAN W. BERGER
Jonathan W. Berger
Chief Executive Officer and Director

/S/ BRUCE J. BIEMECK
Bruce J. Biemeck
President, Chief Financial Officer and Director

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 9, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 9, 2012

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board of Directors and Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation” and “Compensation Discussion and Analysis” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board of Directors and Corporate Governance” and “Change of Control of the Company” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Financial Statements

The financial statements are set forth on pages 60 to 96 of this Report and are incorporated by reference in Item 8 of this Report.

2.	Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 97, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/S/ JONATHAN W. BERGER Jonathan W. Berger	March 9, 2012	Chief Executive Officer and Director (Principal Executive Officer)

/S/ BRUCE J. BIEMECK Bruce J. Biemeck	March 9, 2012	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/S/ CARL A. ALBERT Carl A. Albert	March 9, 2012	Director

/S/ STEPHEN H. BITTEL Stephen H. Bittel	March 9, 2012	Director

/S/ PETER R. DEUTSCH Peter R. Deutsch	March 9, 2012	Director

/S/ NATHAN D. LEIGHT Nathan D. Leight	March 9, 2012	Director

/S/ DOUGLAS B. MACKIE Douglas B. Mackie	March 9, 2012	Director

/S/ JASON G. WEISS Jason G. Weiss	March 9, 2012	Director

I. EXHIBIT INDEX

Number	Document Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (1)

2.2	Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006. (2)

2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C. (3)

3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation). (4)

3.2	Third Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, effective as of March 8, 2011. (5)

3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp. (6)

4.1	Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee. (7)

4.2	Form of 7.375% Senior Note due 2019 (filed as Exhibit A to the Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee). (7)

4.3	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation. (12)

10.1	Credit Agreement, dated as of June 12, 2007, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger and Administrative Agent. (13)

10.2	Amendment No. 1 to Credit Agreement, dated as of January 30, 2009, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger, Issuing Lender and Administrative Agent. (10)

10.3	Amendment No. 2 to Credit Agreement, dated as of May 10, 2010, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger, Issuing Lender and Administrative Agent. (28)

10.4	Consent and Amendment No. 3 to Credit Agreement, dated as of December 31, 2010, among Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Swing Line Lender, Sole Lead Arranger, Issuing Lender and Administrative Agent. (8)

10.5	Amendment No. 4 to Credit Agreement dated as of September 7, 2011 among Great Lakes Dredge & Dock Corporation, the other Loan Parties from time to time party to the Credit Agreement, the Lenders signatory thereto and Bank of America, N.A. (successor by merger to LaSalle Bank National Association) as Swing Line Lender, Issuing Lender and Administrative Agent. (30)

Number	Document Description

10.6	Amendment No. 5 to Credit Agreement dated as of November 14, 2011 among Great Lakes Dredge & Dock Corporation, the other Loan Parties from time to time party to the Credit Agreement, the Lenders signatory thereto and Bank of America, N.A. (successor by merger to LaSalle Bank National Association) as Swing Line Lender, Issuing Lender and Administrative Agent. (31)

10.7	Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (9)

10.8	First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (11)

10.9	Second Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 14, 2005, by and among the Great Lakes Dredge & Dock Corporation, the subsidiaries of Great Lakes Dredge & Dock Company, Travelers Casualty and Surety Company, United Pacific Insurance Company, Reliance National Insurance Company, Reliance Surety Company and Travelers Casualty and Surety Company of America. (15)

10.10	Third Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (16)

10.11	Fourth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 12, 2007, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (20)

10.12	Fifth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 27, 2009, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (17)

10.13	Sixth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated January 24, 2011, by and among the Company, the subsidiaries of the Company party thereto, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (7)

10.14	Seventh Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 11, 2011, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (31)

10.15	International Letter of Credit Agreement, dated September 29, 2006, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank. (27)

10.16	First Amendment to International Letter of Credit Agreement, dated July 16, 2007, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo HSBC Trade Bank. (18)

10.17	Second Amendment to International Letter of Credit Agreement dated September 29, 2009, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo HSBC Trade Bank, NA. (19)

10.18	Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo HSBC Trade Bank, N.A. (6)

Number	Document Description

10.19	Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. †(6)

10.20	Employment Agreement between the Company and Jonathan W. Berger. †(14)

10.21	Employment Agreement between the Company and Bruce J. Biemeck. †(14)

10.22	Summary of Oral Employment Agreements with Named Executive Officers. †(12)

10.23	Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012 †(29)

10.24	401(k) Savings Plan. †(21)

10.25	401(k) Lost Benefit Plan. †(12)

10.26	Lease Agreement between North American Site Developers, Inc. and MJC Berry Enterprises, LLC, dated as of December 31, 2006. (22)

10.27	Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp. (3)

10.28	Limited Liability Company Agreement, dated April 30, 2008, by and among NASDI Holdings Corporation, Christopher A. Berardi and NASDI, LLC. (23)

10.29	Employment Agreement, dated as of April 30, 2008, by and between NASDI Holdings Corporation and Christopher A. Berardi. †(23)

10.30	Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(24)

10.31	Form of Great Lakes Dredge & Dock Corporation Non-Qualified Stock Option Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(25)

10.32	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(25)

10.33	Form of Great Lakes Dredge & Dock Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(25)

10.34	Employment Agreement between the Company and Richard Lowry. †(32)

10.35	Separation Agreement with Douglas B. Mackie effective as of September 7, 2010. †(14)

10.36	Asset Purchase Agreement dated as of December 31, 2010 among Great Lakes Dredge & Dock Corporation, L.W. Matteson, Inc., Lawrence W. Matteson and Larry W. Matteson. (8)

10.37	Lease Agreement dated as of December 31, 2010 between, L.W. Matteson, Inc. and Great Lakes Dredge & Dock Corporation. (8)

10.38	Secured Subordinated Promissory Note dated December 31, 2010, made and delivered by Great Lakes Dredge & Dock, LLC in favor of L.W. Matteson, Inc. (8)

12.1	Ratio of Earnings to Fixed Charges. *

14.1	Code of Business Conduct and Ethics. (26)

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

Number	Document Description

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004 (Commission file no. 333-64687).
(2)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).
(3)	Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01).
(4)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 001-33225).
(5)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 14, 2011 (Commission file no. 001-33225).
(6)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225).
(7)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 28, 2011 (Commission file no. 001-33225).
(8)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 3, 2011 (Commission file no. 001-33225).
(9)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(10)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 5, 2009 (Commission file no. 001-33225).
(11)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(12)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 001-33225).
(13)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 15, 2007 (Commission file no. 001-33225).
(14)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2010 (Commission file no. 001-33225).
(15)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 17, 2005 (Commission file no. 333-64687).
(16)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4, 2006 (Commission file no. 333-64687).

(17)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 29, 2009 (Commission file no. 001-33225).
(18)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(19)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 5, 2009 (Commission file no. 001-33225).
(20)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(21)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687).
(22)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 20, 2007 (Commission file no. 001-33225).
(23)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 6, 2008 (Commission file no. 001-33225).
(24)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form S-8 filed with the Commission on April 3, 2008 (Commission file no. 333-150067).
(25)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 1, 2011 (Commission file no. 001-33225).
(26)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 24, 2005 (Commission file no. 333-64687).
(27)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(28)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 11, 2010 (Commission file no. 001-33225).
(29)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012 (Commission file no. 001-33225).
(30)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 13, 2011 (Commission file no. 001-33225).
(31)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 16, 2011 (Commission file no. 001-33225).
(32)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 9, 2007 (Commission file no. 001-33225).
*	Filed herewith
†	Compensatory plan or arrangement.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 9, 2012

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(In thousands, except share and per share amounts)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,288	$48,478
Accounts receivable—net	120,268	95,548
Contract revenues in excess of billings	26,412	24,842
Inventories	33,426	31,734
Prepaid expenses	3,979	3,448
Other current assets	28,405	18,919

Total current assets	325,778	222,969

PROPERTY AND EQUIPMENT—Net	310,520	323,231
GOODWILL	98,049	98,049
OTHER INTANGIBLE ASSETS—Net	814	3,280
INVENTORIES—Noncurrent	30,103	27,128
INVESTMENTS IN JOINT VENTURES	6,923	7,329
OTHER	16,273	11,839

TOTAL	$788,460	$693,825

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,745	$82,721
Accrued expenses	31,121	32,809
Billings in excess of contract revenues	13,627	14,484
Current portion of note payable	2,500	2,500
Current portion of equipment debt	533	303

Total current liabilities	130,526	132,817

LONG TERM NOTE PAYABLE	2,500	5,000
7 3/8% SENIOR NOTES	250,000	—
7 3/4% SENIOR SUBORDINATED NOTES	—	175,000
DEFERRED INCOME TAXES	104,352	92,466
OTHER	8,545	11,717

Total liabilities	495,923	417,000

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Common stock—$.0001 par value; 90,000,000 authorized, 58,999,404 and 58,770,369 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	6	6
Additional paid-in capital	267,918	266,329
Retained earnings	24,042	12,261
Accumulated other comprehensive income	3	357

Total Great Lakes Dredge & Dock Corporation equity	291,969	278,953

NONCONTROLLING INTERESTS	568	(2,128)

Total equity	292,537	276,825

TOTAL	$788,460	$693,825

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share amounts)

	2011	2010	2009

CONTRACT REVENUES	$627,333	$686,922	$622,244

COSTS OF CONTRACT REVENUES	534,316	564,140	534,000

GROSS PROFIT	93,017	122,782	88,244

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	50,434	54,352	45,993
GAIN ON SALE OF ASSETS—Net	(11,711)	—	—

Total operating income	54,294	68,430	42,251

OTHER EXPENSE:
Interest expense—net	(21,665)	(13,542)	(16,150)
Equity in loss of joint ventures	(406)	(614)	(384)
Loss on foreign currency transactions—net	(282)	—	—
Loss on extinguishment of debt	(5,145)	—	—

Total other expense	(27,498)	(14,156)	(16,534)

INCOME BEFORE INCOME TAXES	26,796	54,274	25,717

INCOME TAX EXPENSE	(9,545)	(20,554)	(10,983)

NET INCOME	17,251	33,720	14,734

Net (income) loss attributable to noncontrolling interests	(723)	889	2,734

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS OF GREAT LAKES DREDGE & DOCK CORPORATION	$16,528	$34,609	$17,468

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.28	$0.59	$0.30
Basic weighted-average shares	58,891	58,647	58,507

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.28	$0.59	$0.30
Diluted weighted-average shares	59,230	58,871	58,612

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except share and per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2009	58,484,242	$6	$262,501	$(31,812)	$(3,415)	$833	$228,113

Acquisition of Yankee Environmental Services	—	—	—	—	—	662	662
Share-based compensation	57,796	—	1,078	—	—	—	1,078
Dividends declared and paid ($0.07 per share)	—	—	—	(3,974)	—	—	(3,974)
Dividend equivalents paid on restricted stock units	—	—	—	(18)	—	—	(18)
Comprehensive income (loss):
Net income (loss)	—	—	—	17,468	—	(2,734)	14,734
Reclassification of derivative losses to earnings (net of tax of $2,101)	—	—	—	—	3,164	—	3,164
Change in fair value of derivatives (net of tax of $524)	—	—	—	—	790	—	790

Total comprehensive income (loss):						(2,734)	18,688

BALANCE—December 31, 2009	58,542,038	6	263,579	(18,336)	539	(1,239)	244,549

Share-based compensation	79,067	—	2,094	—	—	—	2,094
Vesting of restricted stock units, including impact of shares withheld for taxes	13,302	—	—	—	—	—	—
Exercise of stock options	135,962	—	656	—	—	—	656
Dividends declared and paid ($0.07 per share)	—	—	—	(3,988)	—	—	(3,988)
Dividend equivalents paid on restricted stock units	—	—	—	(24)	—	—	(24)
Comprehensive income (loss):
Net income (loss)	—	—	—	34,609	—	(889)	33,720
Reclassification of derivative gains to earnings (net of tax of $213)	—	—	—	—	(321)	—	(321)
Change in fair value of derivatives (net of tax of $92)	—	—	—	—	139	—	139

Total comprehensive income (loss):						(889)	33,538

BALANCE—December 31, 2010	58,770,369	6	266,329	12,261	357	(2,128)	276,825

Share-based compensation	116,329	—	1,838	—	—	—	1,838
Vesting of restricted stock units, including impact of shares withheld for taxes	106,428	—	(291)	—	—	—	(291)
Exercise of stock options	6,278	—	27	—	—	—	27
Excess income tax benefit from share based compensation	—	—	55	—	—	—	55
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid ($0.08 per share)	—	—	—	(4,711)	—	—	(4,711)
Dividend equivalents paid on restricted stock units	—	—	—	(36)	—	—	(36)
Comprehensive income (loss):
Net income	—	—	—	16,528	—	723	17,251
Currency translation adjustment (net of tax of $177)	—	—	—	—	(267)	—	(267)
Reclassification of derivative gains to earnings (net of tax of $882)	—	—	—	—	(1,437)	—	(1,437)
Change in fair value of derivatives (net of tax of $824)	—	—	—	—	1,350	—	1,350

Total comprehensive income:						723	16,897

BALANCE—December 31, 2011	58,999,404	$6	$267,918	$24,042	$3	$568	$292,537

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	20 0 9
OPERATING ACTIVITIES:
Net income	$17,251	$33,720	$14,734
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	40,838	34,301	33,023
Equity in loss of joint ventures	406	614	384
Distribution from equity joint ventures	—	—	621
Loss on extinguishment of 7 3/4% senior subordinated notes	5,145	—	—
Deferred income taxes	14,332	7,405	1,401
Gain on dispositions of property and equipment	(11,711)	(505)	(651)
Gain on adjustment of contingent earnout	(1,400)	—	—
Amortization of deferred financing fees	1,515	1,607	1,677
Unrealized foreign currency loss	513	—	—
Share-based compensation expense	1,838	2,094	1,078
Excess income tax benefit from share based compensation	(55)	—	—
Changes in assets and liabilities:
Accounts receivable	(25,659)	56,603	(33,281)
Contract revenues in excess of billings	(3,759)	3,510	2,925
Inventories	(4,667)	2,630	9,836
Prepaid expenses and other current assets	(12,340)	(847)	3,529
Accounts payable and accrued expenses	3,888	(5,053)	12,591
Billings in excess of contract revenues	(857)	(11,078)	5,119
Other noncurrent assets and liabilities	(715)	(1,470)	1,012

Net cash flows provided by operating activities	24,563	123,531	53,998

INVESTING ACTIVITIES:
Purchases of property and equipment	(33,433)	(25,258)	(24,666)
Proceeds from dispositions of property and equipment	16,717	431	1,028
Acquisition of Matteson assets	—	(37,869)	—
Acquisition of controlling interest in Yankee Environmental Services	—	—	(1,229)

Net cash flows used in investing activities	(16,716)	(62,696)	(24,867)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	250,000	—	—
Redemption of 7 3/4% senior subordinated notes	(175,000)	—	—
Senior subordinated notes redemption premium	(2,264)	—	—
Deferred financing fees	(5,962)	—	—
Repayment of long term note payable	(2,500)	—	—
Dividends paid	(4,711)	(3,988)	(3,974)
Dividend equivalents paid on restricted stock units	(36)	(24)	(18)
Taxes paid on settlement of vested share awards	(291)	—	—
Repayments of equipment debt	(1,911)	(1,251)	(1,867)
Exercise of stock options	27	656	—
Excess income tax benefit from share-based compensation	55	—	—
Borrowings under revolving loans	—	14,968	158,877
Repayments of revolving loans	—	(25,968)	(189,377)

Net cash flows provided by (used in) financing activities	57,407	(15,607)	(36,359)

Effect of foreign currency exchange rates on cash and cash equivalents	(444)	—	—

Net increase (decrease) in cash and cash equivalents	64,810	45,228	(7,228)
Cash and cash equivalents at beginning of year	48,478	3,250	10,478

Cash and cash equivalents at end of year	$113,288	$48,478	$3,250

Supplemental Cash Flow Information
Cash paid for interest	$12,485	$13,269	$14,764

Cash paid for income taxes	$5,270	$16,332	$8,677

Non-cash Investing Activity
Property and equipment purchased but not yet paid	$5,222	$8,559	$4,187

Property and equipment purchased on capital leases and equipment notes	$2,127	$109	$615

Acquisition of noncontrolling interest in NASDI, LLC	$40	$—	$—

Purchase price of Matteson assets comprised of promissory notes and other liabilities	$—	$9,140	$—

See notes to the consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Revenue and Cost Recognition on Contracts—Substantially all of the Company’s contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. The majority of the Company’s demolition contracts are also fixed-price contracts, with others managed as time-and-materials. Contract revenues are recognized under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion. For demolition contracts, contract revenues are adjusted to reflect the estimated gross profit percentage. Revisions in estimated gross profit percentages are recorded in the period during which the change in circumstances is experienced or becomes known. As the duration of most of the Company’s contracts is one year or less, the cumulative net impact of these revisions in estimates, individually and in the aggregate across our projects, does not significantly affect our results across reporting periods. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Modifications may be negotiated when a change from the original contract specification is encountered, and a change in project scope, performance methodology and/or material disposal is necessary. Thus, the resulting modification is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital projects have the highest margins due to the complexity of the projects, while beach nourishment projects have the most volatile margins because they are most often exposed to variability in weather conditions. In the current year consolidated statements of operations, the Company has presented gains, net of losses, on the sale of assets as a separate line item in operating income. In the prior years, gains, net of losses, on the sale of assets were included in costs of contract revenues and were $467 and $614 for the years ended December 31, 2010 and 2009, respectively.

The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. These costs have averaged approximately 21% to 22% of total costs of contract revenues over the prior three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

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

Accounts Receivable, net—Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage generally within one year, and accordingly presents retainage as a current asset. A portion of retainage will not be collected until after one year and is classified as other non-current assets. The Company provides an allowance for estimated uncollectible accounts receivable when events or conditions indicate that amounts outstanding are not recoverable.

Inventories—Inventories consist of pipe and spare parts used in the Company’s dredging operations. Pipe and spare parts are purchased in large quantities; therefore, a certain amount of pipe and spare part inventories is not anticipated to be used within the current year and is classified as long-term. Inventories are stated at the lower of net realizable value or weighted average historical cost.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over fair value. Other identifiable intangible assets mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations and are being amortized over a one to ten-year period.

Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. GAAP requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company assesses the fair values of its reporting units using both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses, appropriate discount rates and other variables. The estimates are based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates.

The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. The Company analyzed companies that performed similar services or are considered peers. Due to the fact that there are no public companies that are direct competitors, the Company weighed the results of this approach less than the income approach.

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. In 2011, the Company early adopted new accounting guidance that allows for the option to perform a qualitative assessment prior to calculating the fair value of a reporting unit in the first step of the annual goodwill impairment testing. The adoption of this new accounting principle had no impact as the Company chose to perform a quantitative assessment of impairment in the current year. The Company performed its most recent annual test of impairment as of July 1, 2011 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by approximately 35% and 8%, respectively. Given the small margin with which the demolition segment’s fair value is in excess of its carrying value, a more than insignificant decline in the demolition segment’s future operating results or cash flow forecasts versus the segment’s current forecasts could potentially cause a goodwill impairment charge to be recognized in a future period. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2012 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell. No triggering events were identified in 2011 or 2010.

Self-insurance Reserves—The Company self-insures costs associated with its seagoing employees covered by the provisions of Jones Act, workers’ compensation claims, hull and equipment liability, and general business liabilities up to certain limits. Insurance reserves are established for estimates of the loss that the Company may ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company considers historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves.

The Company was previously a member of an insurance association that provided personal injury coverage for its maritime workforce in excess of self-insurance retention limits. Under the prior plan the Company was subject to retroactive premium adjustments based on the association’s claims experience and investment performance. The Company accrued for retroactive premium adjustments when assessed by the insurance association. As the Company is no longer a member of the insurance association, there were no assessments accrued for the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, there were $2,207 and $1,983 recorded for retroactive assessments, respectively.

Income Taxes—The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Recorded deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities, given the effect of currently enacted tax laws. The Company’s current policy is to repatriate all earnings from foreign subsidiaries’ operations as generated and at this time no amounts are considered to be permanently reinvested in those operations.

Hedging Instruments—The Company designates certain derivative contracts as a cash flow hedge as defined by GAAP. Accordingly, the Company formally documents, at the inception of each hedge, all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to highly-probable forecasted transactions.

The Company formally assesses, at inception and on an ongoing basis, the effectiveness of hedges in offsetting changes in the cash flows of hedged items. Hedge accounting treatment is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items for forecasted future transactions), (2) the derivative expires or is sold, terminated or exercised, (3) it is no longer probable that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. If management elects to stop hedge accounting, it would be on a prospective basis and any hedges in place would be recognized in accumulated other comprehensive income (loss) until all the related forecasted transactions are completed or are probable of not occuring.

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries where the operations are primarily denominated in the foreign currency are translated into U.S. dollars for reporting. Balance sheet accounts are translated at the current foreign exchange rate at the end of each period and income statement accounts are translated at the average foreign exchange rate for each period. Gains and losses on foreign currency translations are reflected as a currency translation adjustment, net of tax, in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in loss on foreign currency transactions, net.

Noncontrolling Interest—The Company previously owned 65% of the profits interests of NASDI, LLC (“NASDI”), a demolition service provider located in the Boston, Massachusetts area. Effective January 1, 2011 the Company reacquired Mr. Christopher Berardi’s 35% membership interest in NASDI for no cost per the terms of NASDI’s limited liability company agreement. This resulted in the elimination of noncontrolling interest of $1,973. The Company now owns 100% of NASDI.

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

On January 1, 2009 the Company acquired a 65% interest in Yankee Environmental Services, LLC (“Yankee”). Noncontrolling interest at December 31, 2011 is related to the membership interest the Company does not own in Yankee.

Earnings Per Share—Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the years ended December 31, 2011, 2010 and 2009, 299,132, zero and zero options to purchase shares of common stock (“NQSO”), respectively, were excluded from the calculation of diluted earnings per share. The options were excluded based on the application of the treasury stock method, as such options were determined to be anti-dilutive.

The computations for basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009

Net income attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$16,528	$34,609	$17,468

Weighted-average common shares outstanding—basic	58,890,780	58,646,511	58,506,608
Effect of stock options and restricted stock units	339,039	224,426	105,674

Weighted-average common shares outstanding—diluted	59,229,819	58,870,937	58,612,282

Earnings per share—basic	$0.28	$0.59	$0.30
Earnings per share—diluted	$0.28	$0.59	$0.30

Future Adoption of Accounting Standards—In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to their accounting guidance to clarify existing standards and to improve comparability of fair value measurements disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendment clarifies the FASB’s intent as it relates to existing measurement guidance and revises some requirements for measuring or disclosing information about fair value measurements. The amendment will be effective for Great Lakes on January 1, 2012 and is not expected to have a significant impact on our consolidated financial statements.

In June and December 2011, the FASB issued amendments to their accounting guidance that requires presentation of net income and total comprehensive income, together with their components, either in a single continuous statement or in two separate but consecutive statements. The amendment does not alter any current recognition or measurement requirements in respect of items of other comprehensive income. When adopted, Great Lakes will cease to present the components of other comprehensive income within the statements of equity. The amendment will be effective for Great Lakes on January 1, 2012.

2.	RESTRICTED AND ESCROWED CASH

At December 31, 2011 and 2010, other noncurrent assets include $1,500 of cash held in escrow as security for the Company’s lease rental obligation under a long-term equipment operating lease.

At December 31, 2011 the Company held cash and cash equivalents of $6,489 in an escrow account related to its sale of real estate in Channelview, TX. The escrow is intended to transfer the proceeds from the sale to the purchase of a like-kind property, and due to the availability of the funds to the Company is not deemed to be restricted.

3.	ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable at December 31, 2011 and 2010, are as follows:

	2011	2010
Completed contracts	$38,317	$20,093
Contracts in progress	69,469	64,399
Retainage	20,692	18,634

	128,478	103,126
Allowance for doubtful accounts	(1,839)	(1,655)

Total accounts receivable	$126,639	$101,471

Current portion of accounts receivable, net	$120,268	$95,548
Long-term retainage	6,371	5,923

Total accounts receivable	$126,639	$101,471

The components of contracts in progress at December 31, 2011 and 2010, are as follows:

	2011	2010
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$173,187	$287,291
Amounts billed	(152,045)	(263,665)

Costs and earnings in excess of billings for contracts in progress	21,142	23,626
Costs and earnings in excess of billings for completed contracts	7,459	1,216

Total contract revenues in excess of billings	$28,601	$24,842

Current portion of contract revenues in excess of billings	$26,412	$24,842
Portion included in other noncurrent assets	2,189	—

Total contract revenues in excess of billings	$28,601	$24,842

Billings in excess of costs and earnings:
Amounts billed	$(427,797)	$(429,688)
Costs and earnings for contracts in progress	414,170	415,204

Total billings in excess of contract revenues	$(13,627)	$(14,484)

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010

Land	$2,764	$2,870
Buildings and improvements	5,184	5,190
Furniture and fixtures	3,636	3,074
Operating equipment	519,008	499,976

Total property and equipment	530,592	511,110

Accumulated depreciation	(220,072)	(187,879)

Property and equipment—net	$310,520	$323,231

Depreciation expense was $38,372, $33,874 and $32,251, for the years ended December 31, 2011, 2010 and 2009, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 is as follows:

	Dredging Segment	Demolition Segment	Total

Goodwill	$76,575	$26,290	$102,865
Accumulated impairment losses	—	(4,816)	(4,816)

Balance—January 1, 2010	76,575	21,474	98,049
	—	—	—

Balance—December 31, 2010	76,575	21,474	98,049
	—	—	—

Balance—December 31, 2011	$76,575	$21,474	$98,049

At December 31, 2011 and 2010, the net book value of identifiable intangible assets was as follows:

As of December 31, 2011	Cost	Accumulated Amortization	Net

Customer relationships	$1,481	$1,279	$202
Software and databases	1,209	1,063	146
Non-compete agreement	744	313	431
Trade names	88	53	35

	$3,522	$2,708	$814

As of December 31, 2010

Customer relationships	$1,481	$1,223	$258
Backlog	2,611	480	2,131
Software and databases	1,209	991	218
Non-compete agreement	744	137	607
Trade names	88	35	53
Other	83	70	13

	$6,216	$2,936	$3,280

On December 31, 2010 the Company acquired the assets of L.W. Matteson, Inc. (“Matteson”) resulting in the recognition of additional intangible assets (See Note 14). The weighted average amortization period for intangible assets acquired in 2010 is 1.8 years. Intangible assets that were fully amortized at December 31, 2011 , including backlog and other intangible assets, have been removed from the balance sheet.

Amortization expense was $2,466, $427 and $773, for the years ended December 31, 2011, 2010 and 2009, respectively, and is included as a component of general and administrative expenses. Amortization expense related to intangible assets is estimated to be $254 in 2012, $254 in 2013, $163 in 2014 and $143 in 2015.

6.	ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 are as follows:

	2011	2010

Payroll and employee benefits	$10,763	$13,573
Insurance	8,285	11,039
Interest	7,759	604
Percentage of completion adjustment	1,855	3,232
Income and other taxes	1,261	2,977
Other	1,198	1,384

Total accrued expenses	$31,121	$32,809

7.	LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 is as follows:

	2011	2010

Equipment notes payable	$591	$366
Note payable	5,000	7,500
7.375% senior notes	250,000	—
7.75% senior subordinated notes	—	175,000

Subtotal	255,591	182,866

Current portion of note payable	(2,500)	(2,500)
Current portion of equipment debt	(533)	(303)

Total	$252,558	$180,063

Credit agreement

On June 12, 2007, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Bank of America N.A. (successor by merger to LaSalle Bank National Association) as Administrative Agent and Issuing Lender, various other financial institutions as lenders and certain subsidiaries of the Company as Loan Parties. The Credit Agreement, provides for a revolving credit facility of up to $145,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company’s ratio of Total Funded Debt to Adjusted Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (each as defined in the Credit Agreement).

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

As of December 31, 2011, the Company had no borrowings and $26,900 of letters of credit outstanding, resulting in $118,100 of availability under the Credit Agreement. There were no borrowings from the revolving credit facility during 2011.

At December 31, 2011, the Company was in compliance with its various covenants under its Credit Agreement.

Senior notes

In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019. The senior notes were issued at 100% of face value resulting in net proceeds of $244,171. Also in January 2011, the Company redeemed all of its $175,000 of 7.75% senior subordinated notes due December 2013 for $180,014, which included a redemption premium and accrued and unpaid interest. The net proceeds of the issuance of the senior notes were used to redeem the senior subordinated notes. The remaining net proceeds from the issuance of the senior notes were used to augment working capital and could be used in the future for acquisitions.

Other

Great Lakes has a $24,000 International Letter of Credit Facility with Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including our long-term land reclamation project in Bahrain. The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im Bank”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. At December 31, 2011, there were $11,724 of letters of credit outstanding under this facility.

In accordance with the purchase of Matteson (See Note 14), the Company issued a secured promissory note in the amount of $7,500 to the former owners of Matteson. Remaining principal payments of $2,500 each are due on December 31, 2012 and 2013. Interest payments at the annual rate of 6% are due quarterly.

The scheduled principal payments through the maturity date of the Company’s long-term debt, excluding equipment notes, at December 31, 2011, are as follows:

Years Ending December 31

2012	$2,500
2013	2,500
2014	—
2015	—
Thereafter	250,000

Total	$255,000

The Company incurred amortization of deferred financing fees for its long term debt of $1,515, $1,607 and $1,677 for each of the years ended December 31, 2011, 2010 and 2009.

The Company sometimes enters into equipment note arrangements or capital leases to finance the acquisition of dozers, excavators and other operating equipment. In 2011 and 2010, the Company entered into equipment notes totaling $2,127 and $109, respectively. The current portion of equipment notes payable is $533 and $303, at December 31, 2011 and 2010, respectively. The long-term portion of these equipment notes is included in other long-term liabilities and totaled $58 and $63 at December 31, 2011 and 2010, respectively. The terms of these equipment notes extend through 2013. The net book value of the related assets was $2,450 and $1,335 at December 31, 2011 and 2010, respectively. Payments on these equipment notes will be $533 and $58 in 2012 and 2013.

8.	FAIR VALUE MEASUREMENTS

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period in which the event giving rise to the transfer occurred. At December 31, 2011 and 2010, the Company held certain derivative contracts that it uses to manage foreign currency risk, commodity price risk and interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair value of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$449	$—	$449	$—
Interest rate swap contracts	755	—	755	—
Foreign exchange contracts	155	—	155	—

Total assets measured at fair value	$1,359	$—	$1,359	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$595	$—	$595	$—
Interest rate swap contracts	1,264	—	—	1,264

Total assets measured at fair value	$1,859	$—	$595	$1,264

Interest rate swap contracts

In May 2009, the Company entered into two interest rate swap arrangements, which are effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. Although the senior subordinated notes were redeemed in January 2011, the swaps remain in place. The swaps are not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The Company previously verified the fair value of the interest rate swaps using a quantitative model that contained both observable and unobservable inputs. The unobservable inputs related primarily to the implied LIBOR forward rate and the long-term nature of the contracts. At the end of the fourth quarter of 2011, the unobservable inputs began to be corroborated by observable market data and accordingly the Company has transferred the swaps into Level 2 of the fair value hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2011	2010
Interest rate swap contracts
Balance at January 1,	$1,264	$(20)
Total unrealized gains (losses) included in earnings	(1,396)	419
Settlements	887	865
Transfers out of Level 3	(755)

Balance at December 31,	$—	$1,264

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At December 31, 2011, the Company had one outstanding contract related to the Brazilian Real. This foreign exchange contract is not accounted for as a hedge.

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

As of December 31, 2011, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2012. As of December 31, 2011, there were 5.2 million gallons remaining on these contracts which represent approximately 59% of the Company’s forecasted fuel purchases through September 2012. Under these swap agreements, the Company will pay fixed prices ranging from $2.65 to $2.98 per gallon.

At each balance sheet date, unrealized gains and losses on fuel hedge contracts are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Gains and losses realized upon settlement of fuel hedge contracts are reclassified from accumulated other comprehensive income (loss) as the fuel is utilized, as an increase or a reduction of fuel expense, which is a component of costs of contract revenues in the consolidated statements of operations.

At December 31, 2011 and 2010, the fair value asset of the fuel hedge contracts was estimated to be $449 and $595, respectively, and is recorded in other current assets. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the period ended December 31, 2011 was $1,437. The remaining gains included in accumulated other comprehensive income at December 31, 2011 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of derivative instruments outstanding as of December 31, 2011 and 2010, respectively, is as follows:

	Balance Sheet Location	Fair Value at December 31,
Asset derivatives:		2011	2010
Derivatives designated as hedges
Fuel hedge contracts	Other current assets	$449	$595
Derivatives not designated as hedges
Interest rate swaps	Other current assets	755	816
Interest rate swaps	Other assets	—	448
Foreign exchange contracts	Other current assets	155	—

Total asset derivatives		$1,359	$1,859

The carrying value of other financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at December 31, 2011 (See Note 7). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the Company’s senior notes is $247,500 at December 31, 2011, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

9.	INCOME TAXES

The Company’s pre- tax income from domestic and foreign operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009

Domestic operations	$21,590	$56,333	$28,745
Foreign operations	5,206	(2,059)	(3,028)

Total pre-tax income	$26,796	$54,274	$25,717

The provision for income taxes as of December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009

Federal:
Current	$(5,657)	$11,602	$7,632
Deferred	13,762	6,772	1,737
State:
Current	403	2,431	1,967
Deferred	700	(602)	(521)
Foreign—current	337	351	168

Total	$9,545	$20,554	$10,983

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate of 35% as of December 31, 2011, 2010 and 2009 as follows:

	2011	2010	2009

Tax provision at statutory U.S. federal income tax rate	$9,378	$18,996	$9,001
State income tax—net of federal income tax benefit	730	1,497	729
Foreign income tax benefit	(1,367)	440	—
Secondary offering expenses	—	—	207
Tax on (income) loss attributable to noncontrolling interests	(253)	268	957
Changes in unrecognized tax benefits	15	(1,215)	—
Changes in valuation allowance	1,588	59	—
Other	(546)	509	89

Income tax provision	$9,545	$20,554	$10,983

At December 31, 2011 and 2010, the Company had net operating loss carryforwards for state income tax purposes totaling $26,159 and $17,481, respectively. The outstanding carryforwards will expire between 2017 and 2026. At December 31, 2011 and 2010, a valuation allowance has been established for a portion of the deferred tax asset related to these state net operating loss carryforwards in the amount of $492 and $271, respectively.

The Company also has foreign net operating loss carryforwards of approximately $10,164 and $7,463 as of December 31, 2011 and 2010, respectively. The net operating losses expire between 2012 and 2031. At December 31, 2011 and 2010, a full valuation allowance has been established for the deferred tax asset of $2,632 and $1,265, respectively, related to foreign net operating loss carryforwards, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

As of December 31, 2011 and 2010, the Company had $633 and $630, respectively, in unrecognized tax benefits, the recognition of which would have an impact of $347 and $345 on the effective tax rate.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2011	2010	2009

Unrecognized tax benefits—January 1	$630	$2,038	$2,220
Gross increases—tax positions in prior period	3	—	142
Gross increases—current period tax positions	—	—	69
Gross decreases—expirations in prior period	—	(113)	(231)
Gross decreases—tax positions in prior period	—	(1,015)	(42)
Settlements	—	(280)	(120)

Unrecognized tax benefits—December 31,	$633	$630	$2,038

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, the Company had approximately $196 and $175, respectively, of interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2008 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2007. In foreign jurisdictions in which the Company operates, years prior to 2009 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets:
Accrued liabilities	$8,177	$10,387
Tax credit carryforwards	391	—
Foreign NOLs	2,632	1,265
State NOLs	1,285	777
Valuation allowance	(3,124)	(1,536)

Total deferred tax assets	9,361	10,893

Deferred tax liabilities:
Depreciation and amortization	(106,671)	(94,713)
Investment in NASDI, LLC and Yankee Environmental Services	(942)	(155)
Fuel hedges	(179)	(237)

Total deferred tax liabilities	(107,792)	(95,105)

Net deferred tax liabilities	$(98,431)	$(84,212)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$5,921	$8,254
Net noncurrent deferred tax liabilities	(104,352)	(92,466)

Net deferred tax liabilities	$(98,431)	$(84,212)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. With the exception of certain state and foreign net operating loss carryforwards, a valuation allowance has not been recorded to reduce the balance of deferred tax assets at either December 31, 2011, or December 31, 2010, because the Company believes that it is more likely than not that the deferred income tax assets will ultimately be realized.

10.	SHARE-BASED COMPENSATION

The Company’s 2007 Long-Term Incentive Plan (the “Incentive Plan”), as approved by the Board of Directors on September 18, 2007, permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to its employees and directors for up to 5.8 million shares of common stock.

Compensation cost charged to expense related to these stock-based compensation arrangements was $1,838, $2,094 and $1,078 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

For grants issued in 2011 and 2010, the volatility assumptions were based on historical volatility of Great Lakes and comparable publicly-traded companies, primarily more mature and well-established companies in the engineering and construction sector.

For grants issued in 2009, the volatility assumptions were based upon historical volatilities of comparable companies whose shares are traded using daily stock price returns equivalent to the expected term of the option. Due to a lack of sufficient historical information at the time these NQSOs were issued (since the Company’s shares were not publicly traded until December 2006) the historical volatility data for the Company was not considered in determining expected volatility. The Company also considered implied volatility data for comparable companies, using current exchange traded options.

There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.23, $2.52 and $1.86 respectively. The fair value of each option was estimated using the following assumptions:

	2011	2010	2009
Expected volatility	50.0%	50.0%	60.0%
Expected dividends	1.6%	1.2%	1.8%
Expected term (in years)	5.5 - 6.5	5.5 - 6.5	5.0 - 6.0
Risk free rate	1.5% - 2.2%	2.2% - 2.8%	2.2%

A summary of stock option activity under the Incentive Plan as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000’s)

Outstanding as of January 1, 2011	840,444	$4.99
Granted	444,178	5.33
Exercised	(6,278)	4.35
Forfeited or Expired	(18,929)	5.06

Outstanding as of December 31, 2011	1,259,415	$5.11	8.2	$607

Vested at December 31, 2011	602,395	$4.96	7.3	$502
Vested or expected to vest at December 31, 2011	1,248,140	$5.11	8.2	$603

Restricted stock units

RSUs generally vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted- Average Grant- Date Fair Value

Outstanding as of January 1, 2011	355,298	$4.97
Granted	305,428	5.36
Vested	(154,511)	5.32
Forfeited	(41,332)	5.24

Outstanding as of December 31, 2011	464,883	$5.08

Expected to vest at December 31, 2011	446,695	$5.08

As of December 31, 2011, there was $2,881 of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $291 for the year ended December 31, 2011.

In September 2010, Jonathan W. Berger and Bruce J. Biemeck each received 9,208 shares of the Company’s common stock per the terms of their respective employment agreements. In March 2011, Messrs. Berger and Biemeck each received 16,490 shares of the Company’s common stock per the terms of their respective employment agreements.

Director compensation

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. All of our directors are non-employee directors with the exception of Messrs. Berger and Biemeck. Douglas B. Mackie, the Company’s former President and CEO, remains a director but is no longer an employee of the Company. Through December 31, 2011, Mr. Mackie has received $39 in compensation for the prorated portion of his term as a director subsequent to the end of his consulting agreement. Stock-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company received an annual retainer of $125, payable quarterly in arrears, and was paid 50% in cash and 50% in common stock of the Company. The Chairman of the Board receives an additional $150 of compensation, paid in stock. This was prorated to $123 from the date of appointment through the end of 2011.

In the years ended December 31, 2011 and 2010, 83,349 and 60,651 shares, respectively, of the Company’s common stock were issued to non-employee directors under the Incentive Plan.

11.	RETIREMENT PLANS

The Company sponsors four 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its non-union hourly employees (“Hourly Plan”), a third plan specifically for its employees that are members of a tugboat union and a fourth for the salary and non-union employees of the Company’s rivers & lakes division. Under the Salaried Plan and Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company’s expense for matching and discretionary contributions for 2011, 2010 and 2009, was $3,942, $4,726 and $4,086, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contribution to these plans were less than 5% of each such plan’s total contributions. Information on significant multiemployer pension plans in which the Company participates is included in the table below:

	Federal Identification Number	Pension Protetion Act of 2006 Certified Zone Status at December 31,		Expiration of Collective Bargaining Arrangement with the Company

					Company’s Contributions
Pension Plan Legal Name		2011	2010		2011	2010	2009

Massachusetts Laborers Pension Fund	04-6128298 001	Yellow	Yellow	Various dates in 2012	$3,423	$3,084	$2,614
Central Pension Fund of the IUOE & Participating Employers	36-6052390 001	Green	Green	September 30, 2012	1,759	2,141	1,974
Excavators Union Local 731 Pension Fund	13-1809825 002	Green	Green	February 29, 2012	716	317	4
Seafarers Pension Trust	13-6100329 001	Green	Green	June 30, 2012	699	943	974
International Union of Operating Engineers Local 4 Pension Fund	04-6013863 001	Green	Green	May 31, 2014	583	624	602
Employers & Operating Engineers Local 520 Pension Fund	37-6053929 001	Green	Green	December 31, 2014	340	55	74
Iron Workers Locals 40, 361 & 417 Pension Fund	51-6102576 001	Yellow	Yellow	June 30, 2014	303	183	—
Other pension plans					686	711	420

					$8,509	$8,058	$6,662

At December 31, 2011 a funding improvement plan was in place for the Massachusetts Laborers Pension Fund and the Iron Workers Locals 40, 361 & 417 Pension Fund. Neither plan required the Company to pay a surcharge on contributions for years presented. The Company does not expect any future increased contributions to have a material negative impact on its financial position, results of operations or cash flows for future years. The risks of participating in multiemployer plans are different from single employer plans as assets contributed are available to provide benefits to employees of other employers and unfunded obligations from an employer that discontinues contributions are the responsibility of all remaining employers. In addition, in the event of a plan’s termination or the Company’s withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits. However, information from the plans’ administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

12.	COMMITMENTS AND CONTINGENCIES

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a new bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The new bonding agreement contains no restrictive covenants and lesser collateral requirements than the previous bonding agreement. The Company is using Zurich for all bonding requirements beginning in September 2011. The existing bonding agreement with Travelers Casualty and Surety Company of America (“Travelers”) will remain in place until outstanding bonds expire as the projects underlying the bonds issued thereunder are completed. Pursuant to the existing bonding agreement, Travelers has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of $62,682 at December 31, 2011.

The Travelers bonding agreement contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens and take certain other actions. At December 31, 2011, the Company was in compliance with its various covenants under the bonding agreement with Travelers. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2011, the Company had outstanding performance bonds valued at approximately $336,086; however, the revenue value remaining in backlog related to these projects totaled approximately $247,037.

Legal proceedings

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

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims. The Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material effect on results of operations, cash flows or financial condition.

The Company or its former subsidiary, NATCO Limited Partnership, was named as a defendant in approximately 251 asbestos-related personal injury lawsuits, the majority of which were filed between 1989 and 2000. The claims were filed on behalf of seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on Company-owned vessels. In these cases, the Company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other vessel owners. Following certain administrative proceedings, counsel for plaintiffs agreed to name a group of cases that they intended to pursue and to dismiss the remaining cases without prejudice. Plaintiffs have currently named 39 cases against the Company that they intend to pursue, each of which involves one plaintiff. The remaining cases against the Company were dismissed. Plaintiffs in the dismissed cases could file a new lawsuit if they develop a new disease allegedly caused by exposure to asbestos on board our vessels. The Company is presently unable to quantify the amounts of damages being sought in these lawsuits because none of the complaints specify a damage amount. The Company does not believe that it is probable that losses from these claims could be material, and an estimate of a range of losses relating to these claims cannot reasonably be made. Based on the foregoing, management does not believe that any of the 39 lawsuits, individually or in the aggregate, will have a material impact on our business, financial position, results of operations or cash flows.

On August 26, 2009, the Company’s subsidiary, NASDI, received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office in the second quarter of 2011 but has had no further contact with the Massachusetts Attorney General’s office since then. The matter remains open, and, to the Company’s knowledge, no proceedings have currently been initiated against NASDI. Should a claim be brought, NASDI intends to defend itself vigorously. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material impact on its business, financial position, results of operations or cash flows.

On March 27, 2011, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain documents relating to certain projects performed by NASDI since January 2005. The Company conducted an internal investigation into this matter and continues to fully cooperate with the federal grand jury subpoena. Based on the early stage of the U.S. Department of Justice’s investigation and the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, any action the U.S. Attorney may take, or the impact, if any, that this matter may have on the Company’s business, financial position, results of operations or cash flows.

On April 6, 2011, NASDI received a subpoena from the District Attorney for Richmond County, New York in connection with a grand jury investigation. The subpoena directs NASDI to furnish certain documents relating to one project performed by NASDI and one of its subcontractors. The subpoena appears to be related to the activities of NASDI’s subcontractor for this project. The Company fully complied with the production of requested documents and has engaged in routine communications with the District Attorney’s office. Based on the Company’s internal investigation to date, the Company does not believe that it will have any liability with respect to this matter. In addition, the Company intends to continue to fully cooperate with the New York grand jury subpoena.

The Company has not accrued any amounts with respect to these three NASDI matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

Lease obligations

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

Future minimum operating lease payments at December 31, 2011, are as follows:

2012	$16,432
2013	14,816
2014	14,286
2015	13,963
2016	13,952
Thereafter	20,166

Total minimum operating lease payments	$93,615

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2011, 2010 and 2009 was $16,968, $17,397 and $17,718, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

13.	RELATED-PARTY TRANSACTIONS

The demolition business is operated out of a building owned by a minority interest owner in Yankee and prior to 2011, a profits interest owner in NASDI. In 2011, 2010 and 2009, NASDI and Yankee paid the minority interest owner $483, $312 and $312, respectively, for rent and property taxes.

Our rivers & lakes group operates out of a facility owned by the former owner of Matteson. The Company paid $103 in rent to the building owner during 2011. As the purchase of Matteson occurred on December 31, 2010, the Company paid no rents in 2010.

14.	BUSINESS COMBINATIONS AND REORGANIZATIONS

Matteson acquisition

On December 31, 2010, the Company acquired the assets of L.W. Matteson, Inc., a maintenance dredging, environmental dredging and levee construction company located in Burlington, IA, for a base purchase price of $45 million. The Matteson acquisition expands the Company’s service offering into inland river, lakes and environmental dredging and levee construction using dredge material. The purchase price was subject to an adjustment based upon the closing working capital balance, which resulted in the recognition of additional purchase price of $369. Furthermore, the seller may receive cash payments for any of the calendar years ended 2011, 2012 and 2013 if certain earnings based criteria are met. Per the purchase agreement, if Business EBITDA for any of these calendar years exceeds $9.0 million but is equal to or less than $12.0 million, the earnout payment shall be an amount equal to the product of (i) the amount by which Business EBITDA for such earnout period exceeds $9.0 million multiplied by (ii) 15%, and if Business EBITDA for such earnout period is greater than $12.0 million, the earnout payment shall be in an amount equal to the sum of (i) $450 plus (ii) the product of (x) the amount by which Business EBITDA for such earnout period exceeds $12.0 million multiplied by (y) 25%. There is no limit to the amount of earnout the seller may receive. In 2011 and 2010, the fair value of the recorded earnout liability was $240 and $1,640 of which $0 and $547 is recorded in accrued liabilities and $240 and $1,093 is recorded in other liabilities, respectively. The liability was reduced as projected future earnings lowered the estimated calculation of the contingent earnout.

The acquisition was funded with $37.5 million in cash and a seller note of $7.5 million. The following table summarizes the allocation of purchase price:

Property, plant and equipment	$36,173
Inventories	4,637
Accounts receivable	4,173
Intangible assets	2,670
Other assets and liabilities—net	(644)

Total	$47,009

The purchase price has been allocated to the assets acquired and liabilities assumed using estimated fair values as of the acquisition date.

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

On September 7, 2010, the Company announced the resignation of Douglas B. Mackie as President and Chief Executive Officer and the appointment of Jonathan W. Berger as Chief Executive Officer. Mr. Mackie continues to serve as a director. Also, on September 7, 2010, the Company announced the resignation of Deborah A. Wensel as Senior Vice President, Chief Financial Officer, Treasurer and Secretary and the appointment of Bruce J. Biemeck as President and Chief Financial Officer.

The Company recorded expense of $6,428 in connection with the severance arrangements with its former executives in 2010. These payments are being made over a one to three year period per the terms of each former executive’s arrangement and, as of December 31, 2011 and 2010, $2,335 and $4,474, respectively, remained unpaid and was included in accrued expenses and other liabilities.

Effective September 7, 2010, Messrs Berger and Biemeck continued as directors but are no longer appointed to Board Committees, and Mr. Biemeck no longer serves as Lead Director.

15.	SEGMENT INFORMATION

The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for 2011, 2010 and 2009, is provided as follows:

	2011	2010	2009

Dredging:
Contract revenues	$520,134	$608,969	$574,311
Operating income	53,793	70,504	49,844
Depreciation and amortization	37,176	31,532	29,853
Total assets	742,292	646,158	626,746
Property and equipment—net	298,140	315,140	281,520
Goodwill	76,575	76,575	76,575
Investment in joint ventures	6,923	7,329	7,943
Capital expenditures	22,860	28,838	23,924
Demolition:
Contract revenues	107,199	77,953	47,933
Operating income (loss)	501	(2,074)	(7,593)
Depreciation and amortization	3,662	2,769	3,170
Total assets	46,168	47,667	38,680
Property and equipment—net	12,380	8,091	9,637
Goodwill	21,474	21,474	21,474
Capital expenditures	7,852	1,025	3,375
Total:
Contract revenues	627,333	686,922	622,244
Operating income	54,294	68,430	42,251
Depreciation and amortization	40,838	34,301	33,023
Total assets	788,460	693,825	665,426
Property and equipment—net	310,520	323,231	291,157
Goodwill	98,049	98,049	98,049
Investment in joint ventures	6,923	7,329	7,943
Capital expenditures	30,712	29,863	27,299

The Company classifies the revenue related to its dredging projects into the following types of work:

	2011	2010	2009

Capital dredging—U.S.	$156,251	$300,873	$203,147
Capital dredging—foreign	77,232	82,898	134,123
Beach nourishment dredging	135,164	106,163	62,133
Maintenance dredging	116,016	119,035	174,908
Rivers & lakes	35,471	—	—

Total dredging	$520,134	$608,969	$574,311

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2011, 2010, and 2009, as follows:

	2011	2010	2009

Contract revenues	$77,232	$82,898	$134,123
Costs of contract revenues	(63,256)	(76,708)	(124,355)

Gross profit	$13,976	$6,190	$9,768

In 2011, 2010 and 2009, the majority of the Company’s foreign revenue came from projects in the Middle East, primarily Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2011 and 2010, long-lived assets with a net book value of $96,376 and $110,586, respectively, were located outside of the U.S.

The Company’s primary dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to waterway navigation and flood control. In 2011, 2010 and 2009, 43.1%, 53.5% and 56.0%, respectively, of contract revenues were earned from dredging contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2011 and 2010, approximately 36.9% and 32.9%, respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on dredging contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government dredging contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s dredging operations can be influenced by the level and timing of federal funding.

In addition, the Company’s work overseas is primarily with the government of Bahrain which accounted for 7.6%, 8.1% and 20.3% of total revenue in 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, approximately 21.4% and 20.7%, respectively, of accounts receivable, including retainage and contract revenues in excess of billings, were due on dredging contracts with the government of Bahrain. There is a dependence on future projects in the Bahrain region, as vessels are currently located there. However, certain of the vessels located in Bahrain can be moved back to the U.S. or all can be moved to other international markets as opportunities arise.

16.	SUBSIDIARY GUARANTORS

The Company’s long-term debt at December 31, 2011 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s wholly-owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of December 31, 2011 and 2010;

(ii)	statements of operations for the years ended December 31, 2011, 2010 and 2009; and

(iii)	statements of cash flows for the years ended December 31, 2011, 2010 and 2009.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,985	$4,303	$—	$—	$113,288
Accounts receivable—net	118,530	1,738	—	—	120,268
Receivables from affiliates	79,683	7,729	49,724	(137,136)	—
Contract revenues in excess of billings	26,323	153	—	(64)	26,412
Inventories	33,426	—	—	—	33,426
Prepaid expenses	3,847	—	132	—	3,979
Other current assets	12,082	125	16,198	—	28,405

Total current assets	382,876	14,048	66,054	(137,200)	325,778

PROPERTY AND EQUIPMENT—Net	310,459	61	—	—	310,520
GOODWILL	97,799	250	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	675	139	—	—	814
INVENTORIES—Noncurrent	30,103	—	—	—	30,103
INVESTMENTS IN JOINT VENTURES	6,923	—	—	—	6,923
INVESTMENTS IN SUBSIDIARIES	4,385	—	627,754	(632,139)	—
OTHER ASSETS	10,729	3	5,547	(6)	16,273

TOTAL	$843,949	$14,501	$699,355	$(769,345)	$788,460

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,971	$774	$—	$—	82,745
Payables to affiliates	85,865	7,234	44,053	(137,152)	—
Accrued expenses	22,445	629	8,047	—	31,121
Billings in excess of contract revenues	13,607	68	—	(48)	13,627
Current portion of note payable	2,500	—	—	—	2,500
Current portion of equipment debt	533	—	—	—	533

Total current liabilities	206,921	8,705	52,100	(137,200)	130,526

LONG TERM NOTE PAYABLE	2,500	—	—	—	2,500
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	399	—	103,959	(6)	104,352
OTHER	7,786	—	759	—	8,545

Total liabilities	217,606	8,705	406,818	(137,206)	495,923

Total Great Lakes Dredge & Dock Corporation equity	626,343	5,796	291,969	(632,139)	291,969
NONCONTROLLING INTERESTS	—	—	568	—	568

TOTAL EQUITY	626,343	5,796	292,537	(632,139)	292,537

TOTAL	$843,949	$14,501	$699,355	$(769,345)	$788,460

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,416	$62	$—	$—	$48,478
Accounts receivable—net	93,983	1,565	—	—	95,548
Receivables from affiliates	5,338	5,798	6,745	(17,881)	—
Contract revenues in excess of billings	24,777	94	—	(29)	24,842
Inventories	31,734	—	—	—	31,734
Prepaid expenses	3,246	—	202	—	3,448
Other current assets	9,853	8	9,058	—	18,919

Total current assets	217,347	7,527	16,005	(17,910)	222,969

PROPERTY AND EQUIPMENT—Net	322,958	273	—	—	323,231
GOODWILL	97,799	250	—	—	98,049
OTHER INTANGIBLE ASSETS—Net	3,017	263	—	—	3,280
INVENTORIES—Noncurrent	27,128	—	—	—	27,128
INVESTMENTS IN JOINT VENTURES	7,329	—	—	—	7,329
INVESTMENTS IN SUBSIDIARIES	2,311	—	528,425	(530,736)	—
OTHER ASSETS	7,704	—	4,350	(215)	11,839

TOTAL	$685,593	$8,313	$548,780	$(548,861)	$693,825

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,534	$1,187	$—	$—	$82,721
Payables to affiliates	14,151	3,655	—	(17,806)	—
Accrued expenses	30,511	693	1,605	—	32,809
Billings in excess of contract revenues	14,121	467	—	(104)	14,484
Current portion of note payable	2,500	—	—	—	2,500
Current portion of equipment debt	303	—	—	—	303

Total current liabilities	143,120	6,002	1,605	(17,910)	132,817

LONG TERM NOTE PAYABLE	5,000	—	—	—	5,000
7 3/4% SENIOR SUBORDINATED NOTES	—	—	175,000	—	175,000
DEFERRED INCOME TAXES	—	—	92,681	(215)	92,466
OTHER	9,048	—	2,669	—	11,717

Total liabilities	157,168	6,002	271,955	(18,125)	417,000

Total Great Lakes Dredge & Dock Corporation Equity	528,425	2,311	278,953	(530,736)	278,953
NONCONTROLLING INTERESTS	—	—	(2,128)	—	(2,128)

TOTAL EQUITY	528,425	2,311	276,825	(530,736)	276,825

TOTAL	$685,593	$8,313	$548,780	$(548,861)	$693,825

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$619,643	$19,941	$—	$(12,251)	$627,333
Costs of contract revenues	(527,769)	(18,798)	—	12,251	(534,316)

Gross profit (loss)	91,874	1,143	—	—	93,017

OPERATING EXPENSES:
General and administrative expenses	46,285	797	3,352	—	50,434
Gain on sale of assets—net	(11,722)	—	11	—	(11,711)

Operating income (loss)	57,311	346	(3,363)	—	54,294

Interest expense—net	(780)	(156)	(20,729)	—	(21,665)
Equity in earnings (loss) of subsidiaries	2,075	—	56,442	(58,517)	—
Equity in loss of joint ventures	(406)	—	—	—	(406)
Loss on foreign currency transactions—net	(264)	(18)	—	—	(282)
Loss on extinguishment of debt	—	—	(5,145)	—	(5,145)

Income (loss) before income taxes	57,936	172	27,205	(58,517)	26,796

Income tax (provision) benefit	404	5	(9,954)	—	(9,545)

Net income (loss)	58,340	177	17,251	(58,517)	17,251

Net income attributable to noncontrolling interests	—	—	(723)	—	(723)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$58,340	$177	$16,528	$(58,517)	$16,528

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$683,460	$8,538	$—	$(5,076)	$686,922
Costs of contract revenues	(559,754)	(9,462)	—	5,076	(564,140)

Gross profit (loss)	123,706	(924)	—	—	122,782

OPERATING EXPENSES:
General and administrative expenses	50,084	702	3,566	—	54,352

Operating income (loss)	73,622	(1,626)	(3,566)	—	68,430

Interest expense—net	26	(95)	(13,473)	—	(13,542)
Equity in earnings (loss) of subsidiaries	(1,721)	—	72,886	(71,165)	—
Equity in loss of joint ventures	(614)	—	—	—	(614)

Income (loss) before income taxes	71,313	(1,721)	55,847	(71,165)	54,274

Income tax (provision) benefit	1,573	—	(22,127)	—	(20,554)

Net income (loss)	72,886	(1,721)	33,720	(71,165)	33,720

Net income attributable to noncontrolling interests	—	—	889	—	889

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$72,886	$(1,721)	$34,609	$(71,165)	$34,609

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$618,556	$7,776	$—	$(4,088)	$622,244
Costs of contract revenues	(530,803)	(7,240)	(45)	4,088	(534,000)

Gross profit (loss)	87,753	536	(45)	—	88,244

OPERATING EXPENSES:
General and administrative expenses	41,809	1,034	3,150	—	45,993

Operating income (loss)	45,944	(498)	(3,195)	—	42,251

Interest expense—net	(41)	(115)	(15,994)	—	(16,150)
Equity in earnings (loss) of subsidiaries	(613)	—	47,308	(46,695)	—
Equity in loss of joint ventures	(384)	—	—	—	(384)

Income (loss) before income taxes	44,906	(613)	28,119	(46,695)	25,717

Income tax (provision) benefit	2,402	—	(13,385)	—	(10,983)

Net income (loss)	47,308	(613)	14,734	(46,695)	14,734

Net income attributable to noncontrolling interests	—	—	2,734	—	2,734

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$47,308	$(613)	$17,468	$(46,695)	$17,468

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$51,145	$(764)	$(25,818)	$—	$24,563

INVESTING ACTIVITIES:
Purchases of property and equipment	(33,426)	(7)	—	—	(33,433)
Dispositions of property and equipment	16,717	—	—	—	16,717

Net cash flows used in investing activities	(16,709)	(7)	—	—	(16,716)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	—	250,000	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	—	(175,000)	—	(175,000)
Senior subordinated notes redemption premium	—	—	(2,264)	—	(2,264)
Deferred financing fees	—	—	(5,962)	—	(5,962)
Repayment of long term note payable	(2,500)	—	—	—	(2,500)
Dividends paid	—	—	(4,711)	—	(4,711)
Dividend equivalents paid on restricted stock units	—	—	(36)	—	(36)
Taxes paid on settlement of vested share awards	—	—	(291)	—	(291)
Net change in accounts with affiliates	33,962	2,038	(36,000)	—	—
Capital contributions	(3,418)	3,418	—	—	—
Repayments of equipment debt	(1,911)	—	—	—	(1,911)
Exercise of stock options	—	—	27	—	27
Excess income tax benefit from share-based compensation	—	—	55	—	55

Net cash flows provided by financing activities	26,133	5,456	25,818	—	57,407

Effect of exchange rate changes on cash and cash equivalents	—	(444)	—	—	(444)

Net change in cash and equivalents	60,569	4,241	—	—	64,810

Cash and cash equivalents at beginning of period	48,416	62	—	—	48,478

Cash and cash equivalents at end of period	$108,985	$4,303	$—	$—	$113,288

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$157,248	$(1,026)	$(32,691)	$—	$123,531

INVESTING ACTIVITIES:
Purchases of property and equipment	(25,204)	(54)	—	—	(25,258)
Dispositions of property and equipment	414	17	—	—	431
Purchase of Matteson	(37,869)	—	—	—	(37,869)

Net cash flows used in investing activities	(62,659)	(37)	—	—	(62,696)

FINANCING ACTIVITIES:
Dividends paid	—	—	(3,988)	—	(3,988)
Dividend equivalents paid on restricted stock units	—	—	(24)	—	(24)
Net change in accounts with affiliates	(48,606)	903	47,703	—	—
Repayments of equipment debt	(1,251)	—	—	—	(1,251)
Exercise of stock options	656	—	—	—	656
Borrowings under revolving loans	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	(25,968)	—	(25,968)

Net cash flows provided by (used in) financing activities	(49,201)	903	32,691	—	(15,607)

Net change in cash and equivalents	45,388	(160)	—	—	45,228

Cash and cash equivalents at beginning of period	3,028	222	—	—	3,250

Cash and cash equivalents at end of period	$48,416	$62	$—	$—	$48,478

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$82,946	$(2,545)	$(26,403)	$—	$53,998

INVESTING ACTIVITIES:
Purchases of property and equipment	(24,666)	—	—	—	(24,666)
Dispositions of property and equipment	1,028	—	—	—	1,028
Acquisition of controlling interest in Yankee Environmental Services	(1,229)	(1,891)	—	1,891	(1,229)

Net cash flows provided by (used in) investing activities	(24,867)	(1,891)	—	1,891	(24,867)

FINANCING ACTIVITIES:
Dividends paid	—	—	(3,974)	—	(3,974)
Dividend equivalents paid on restricted stock units	—	—	(18)	—	(18)
Members’ capital contribution to acquire assets of Yankee	—	1,891	—	(1,891)	—
Net change in accounts with affiliates	(63,657)	2,762	60,895	—	—
Capital contributions	—	—	—	—	—
Repayments of equipment debt	(1,867)	—	—	—	(1,867)
Borrowings under revolving loans	—	—	158,877	—	158,877
Repayments of revolving loans	—	—	(189,377)	—	(189,377)

Net cash flows provided by (used in) financing activities	(65,524)	4,653	26,403	(1,891)	(36,359)

Net change in cash and equivalents	(7,445)	217	—	—	(7,228)

Cash and cash equivalents at beginning of period	10,473	5	—	—	10,478

Cash and cash equivalents at end of period	$3,028	$222	$—	$—	$3,250

Great Lakes Dredge & Dock Corporation

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2009
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	$1,250	$69	$—	$(69)	$1,250

Year ended December 31, 2010
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	$1,250	$447	$—	$(42)	$1,655

Year ended December 31, 2011
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	$1,655	$260	$—	$(76)	$1,839