Form 10-Q
period 2012-03-31
Great Lakes Dredge & Dock CORP
filed 2012-05-04
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, 59,110,847 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2012

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,618	$113,288
Accounts receivable—net	119,860	120,268
Contract revenues in excess of billings	34,420	26,412
Inventories	33,595	33,426
Prepaid expenses and other current assets	41,553	32,384

Total current assets	315,046	325,778
PROPERTY AND EQUIPMENT—Net	310,810	310,520
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,793	98,863
INVENTORIES—Noncurrent	31,803	30,103
INVESTMENTS IN JOINT VENTURES	6,908	6,923
OTHER	16,241	16,273

TOTAL	$779,601	$788,460

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,382	$82,745
Accrued expenses	20,932	31,121
Billings in excess of contract revenues	23,753	13,627
Current portion of long term debt	2,813	3,033

Total current liabilities	120,880	130,526
LONG TERM NOTE PAYABLE	2,500	2,500
7 3/8% SENIOR NOTES	250,000	250,000
DEFERRED INCOME TAXES	103,942	104,352
OTHER	8,483	8,545

Total liabilities	485,805	495,923

COMMITMENTS AND CONTINGENCIES (Note 7)
EQUITY:
Common stock—$.0001 par value; 90,000,000 authorized, 59,110,847 and 58,999,404 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	6	6
Additional paid-in capital	268,998	267,918
Retained earnings	23,858	24,042
Accumulated other comprehensive income	481	3

Total Great Lakes Dredge & Dock Corporation Equity	293,343	291,969
NONCONTROLLING INTERESTS	453	568

Total equity	293,796	292,537

TOTAL	$779,601	$788,460

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Contract revenues	$154,907	$155,338
Costs of contract revenues	134,885	127,896

Gross profit	20,022	27,442
General and administrative expenses	13,267	12,089
Gain on sale of assets—net	(31)	(258)

Operating income	6,786	15,611
Interest expense—net	(5,259)	(5,950)
Equity in loss of joint ventures	(16)	(591)
Gain on foreign currency transactions—net	6	—
Loss on extinguishment of debt	—	(5,145)

Income before income taxes	1,517	3,925
Income tax provision	(564)	(1,527)

Net income	953	2,398
Net (income) loss attributable to noncontrolling interests	115	(6)

Net income attributable to Great Lakes Dredge & Dock Corporation	$1,068	$2,392

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.02	$0.04
Basic weighted average shares	59,038	58,785
Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.02	$0.04
Diluted weighted average shares	59,434	59,237
Dividends declared per share	$0.02	$0.02

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$953	$2,398
Currency translation adjustment—net of tax of $3, and $0, respectively	4	—
Reclassification of derivative gains to earnings—net of tax of ($269) and ($414), respectively	(406)	(623)
Change in fair value of derivatives—net of tax of $584 and $790, respectively	880	1,189

Other comprehensive income—net of tax	478	566

Comprehensive income	1,431	2,964
Comprehensive (income) loss attributable to noncontrolling interests	115	(6)

Comprehensive income attributable to Great Lakes Dredge & Dock Corporation	$1,546	$2,958

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except share amounts)

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2012	58,999,404	$6	$267,918	$24,042	$3	$568	$292,537
Share-based compensation	93,876	—	1,015	—	—	—	1,015
Vesting of restricted stock units, including impact of shares withheld for taxes	9,449	—	(2)	—	—	—	(2)
Exercise of stock options	8,118	—	40	—	—	—	40
Excess income tax benefit from share based compensation	—	—	27	—	—	—	27
Dividends declared and paid	—	—	—	(1,240)	—	—	(1,240)
Dividend equivalents paid on restricted stock units	—	—	—	(12)	—	—	(12)
Net income	—	—	—	1,068	—	(115)	953
Other comprehensive income—net of tax	—	—	—	—	478	—	478

BALANCE—March 31, 2012	59,110,847	$6	$268,998	$23,858	$481	$453	$293,796

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2011	58,770,369	$6	$266,329	$12,261	$357	$(2,128)	$276,825
Share-based compensation	43,215	—	520	—	—	—	520
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid	—	—	—	(999)	—	—	(999)
Dividend equivalents paid on restricted stock units	—	—	—	(6)	—	—	(6)
Net income	—	—	—	2,392	—	6	2,398
Other comprehensive income—net of tax	—	—	—	—	566	—	566

BALANCE—March 31, 2011	58,813,584	$6	$266,809	$13,648	$923	$(149)	$281,237

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$953	$2,398
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	7,764	9,566
Equity in loss of joint ventures	16	591
Loss on extinguishment of 7 3/4% senior subordinated notes	—	5,145
Deferred income taxes	107	21
Gain on dispositions of property and equipment	(31)	(267)
Amortization of deferred financing fees	334	389
Unrealized foreign currency gain	(133)	—
Share-based compensation expense	1,015	520
Excess income tax benefit from share based compensation	(27)	—
Changes in assets and liabilities:
Accounts receivable	(1,842)	(18,365)
Contract revenues in excess of billings	(5,819)	3,945
Inventories	(1,869)	4
Prepaid expenses and other current assets	(7,399)	(4,535)
Accounts payable and accrued expenses	(21,263)	(4,160)
Billings in excess of contract revenues	10,126	1,587
Other noncurrent assets and liabilities	(176)	(2,390)

Net cash flows used in operating activities	(18,244)	(5,551)
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,101)	(4,420)
Proceeds from dispositions of property and equipment	68	258

Net cash flows used in investing activities	(8,033)	(4,162)
FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	(175,000)
Senior subordinated notes redemption premium	—	(2,264)
Deferred financing fees	—	(5,829)
Dividends paid	(1,240)	(999)
Dividend equivalents paid on restricted stock units	(12)	(6)
Taxes paid on settlement of vested share awards	(2)	—
Repayments of equipment debt	(238)	(138)
Exercise of stock options	40	—
Excess income tax benefit from share-based compensation	27	—

Net cash flows provided by (used in) financing activities	(1,425)	65,764

Effect of foreign currency exchange rates on cash and cash equivalents	32	—

Net increase (decrease) in cash and cash equivalents	(27,670)	56,051
Cash and cash equivalents at beginning of period	113,288	48,478

Cash and cash equivalents at end of period	$85,618	$104,529

Supplemental Cash Flow Information
Cash paid for interest	$9,582	$2,972

Cash paid (refunded) for income taxes	$(2,926)	$1,084

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$4,957	$6,766

Acquisition of noncontrolling interest in NASDI, LLC	$—	$40

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2012, and its results of operations and cash flows for the three months ended March 31, 2012 and 2011 have been included.

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

The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. These costs have averaged approximately 21% to 25% of total costs of contract revenues over the prior three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

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

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2012 and 2011, zero options to purchase shares of common stock, were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended
	March 31,
	2012	2011
Net income attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$1,068	$2,392
Weighted-average common shares outstanding — basic	59,038	58,785
Effect of stock options and restricted stock units	396	452

Weighted-average common shares outstanding — diluted	59,434	59,237

Earnings per share — basic	$0.02	$0.04
Earnings per share — diluted	$0.02	$0.04

3.	Accounts receivable and contracts in progress

Accounts receivable at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Completed contracts	$37,907	$38,317
Contracts in progress	72,441	69,469
Retainage	20,078	20,692

	130,426	128,478
Allowance for doubtful accounts	(1,839)	(1,839)

Total accounts receivable	$128,587	$126,639

Current portion of accounts receivable—net	$119,860	$120,268
Long-term accounts receivable and retainage	8,727	6,371

Total accounts receivable	$128,587	$126,639

The components of contracts in progress at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$223,829	$173,187
Amounts billed	(191,222)	(152,045)

Costs and earnings in excess of billings for contracts in progress	32,607	21,142
Costs and earnings in excess of billings for completed contracts	1,813	7,459

Total contract revenues in excess of billings	$34,420	$28,601

Current portion of contract revenues in excess of billings	$34,420	$26,412
Portion included in other noncurrent assets	—	2,189

Total contract revenues in excess of billings	$34,420	$28,601

Billings in excess of costs and earnings:
Amounts billed	$(449,287)	$(427,797)
Costs and earnings for contracts in progress	425,534	414,170

Total billings in excess of contract revenues	$(23,753)	$(13,627)

4.	Fair value measurements

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At March 31, 2012 and December 31, 2011, the Company held certain derivative contracts that it uses to manage foreign currency risk, commodity price risk and interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$1,237	$—	$1,237	$—
Interest rate swap contracts	838	—	838	—
Foreign exchange contracts	159	—	159	—

Total assets measured at fair value	$2,234	$—	$2,234	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$449	$—	$449	$—
Interest rate swap contracts	755	—	755	—
Foreign exchange contracts	155	—	155	—

Total assets measured at fair value	$1,359	$—	$1,359	$—

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

The Company previously verified the fair value of the interest rate swap contracts using a quantitative model that contained both observable and unobservable inputs. The unobservable inputs related primarily to the implied LIBOR forward rate and the long-term nature of the contracts. As of December 31, 2011, the unobservable inputs began to be corroborated by observable market data and accordingly the Company transferred the swaps into Level 2 of the fair value hierarchy. The change in Level 3 interest rate swap contracts during the comparable quarter of the prior year was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2011
Interest rate swap contracts
Balance at January 1,	$1,264
Total unrealized gains (losses) included in earnings	35

Balance at March 31,	$1,299

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At March 31, 2012 and December 31, 2011, the Company had one outstanding contract related to the Brazilian Real. This foreign exchange contract is not accounted for as a hedge.

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

As of March 31, 2012, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through February 2013. As of March 31, 2012, there were 7.2 million gallons remaining on these contracts which represent approximately 68% of the Company’s forecasted fuel purchases through February 2013. Under these swap agreements, the Company will pay fixed prices ranging from $2.65 to $3.29 per gallon.

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

At March 31, 2012 and December 31, 2011, the fair value asset of the fuel hedge contracts was estimated to be $1,237 and $449, respectively, and is recorded in other current assets. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the period ended March 31, 2012 was $406. The remaining gains included in accumulated other comprehensive income at March 31, 2012 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the foreign exchange contracts, interest rate and fuel hedge contracts outstanding as of March 31, 2012 and December 31, 2011 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2012	2011
Asset derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Other current assets	$1,237	$449
Derivatives not designated as hedges
Interest rate swaps	Other current assets	838	755
Foreign exchange contracts	Other current assets	159	155

Total asset derivatives		$2,234	$1,359

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at March 31, 2012. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $255,625 at March 31, 2012, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

5.	Accrued expenses

Accrued expenses at March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Insurance	$6,571	$8,285
Payroll and employee benefits	6,534	10,763
Interest	3,186	7,759
Income and other taxes	2,109	1,261
Percentage of completion adjustment	1,294	1,855
Other	1,238	1,198

Total accrued expenses	$20,932	$31,121

6.	Segment information

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

	Three Months Ended
	March 31,
	2012	2011
Dredging
Contract revenues	$122,361	$136,597
Operating income	4,899	17,821
Demolition
Contract revenues	$32,546	$18,741
Operating income	1,887	(2,210)
Total
Contract revenues	$154,907	$155,338
Operating income	6,786	15,611

Dredging contract revenues for the three months ended March 31, 2012 are net of $1,312 in intersegment revenues. In addition, foreign dredging revenue of $18,909 and $21,871 for the three months ended March 31, 2012 and 2011, respectively, was primarily attributable to work done in the Middle East.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

7.	Commitments and contingencies

Commercial commitments

In June 2007, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Bank of America N.A. (successor by merger to LaSalle Bank National Association) as administrative agent and issuing lender, various other financial institutions as lenders and certain subsidiaries of the Company as loan parties. The Credit Agreement provides for a revolving credit facility of up to $145,000 in borrowings and includes sublimits for the issuance of letters of credit and swingline loans. The revolving credit facility matures on June 12, 2012. The revolving credit facility bears interest at rates selected at the option of Great Lakes, currently equal to either LIBOR plus an applicable margin or the Base Rate (as defined in the Credit Agreement), plus an applicable margin. The applicable margins for LIBOR loans and Base Rate loans, as well as any non-use fee, are subject to adjustment based upon the Company’s ratio of Total Funded Debt to Adjusted Consolidated EBITDA (each as defined in the Credit Agreement). The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed by its direct and indirect domestic subsidiaries as well as various liens on certain operating equipment, intercompany receivables and trade receivables. As of March 31, 2012, the Company had no borrowings and $23,600 of letters of credit outstanding, resulting in $121,400 of availability under the Credit Agreement. At March 31, 2012, the Company was in compliance with its various covenants under its Credit Agreement.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a new bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The new bonding agreement contains no restrictive covenants and lesser collateral requirements than the previous bonding agreement. The Company has used Zurich for all bonding requirements beginning in September 2011. The existing bonding agreement with Travelers Casualty and Surety Company of America (“Travelers”) will remain in place until outstanding bonds expire as the projects underlying the bonds issued thereunder are completed. Pursuant to the existing bonding agreement, Travelers has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of $62,682 at December 31, 2011.

The Travelers bonding agreement contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens and take certain other actions. At March 31, 2012, the Company was in compliance with its various covenants under the bonding agreement with Travelers. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2012, the Company had outstanding performance bonds valued at approximately $372,343; however, the revenue value remaining in backlog related to these projects totaled approximately $247,689.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of March 31, 2012, Great Lakes had $11,725 of letters of credit outstanding under this facility.

At March 31, 2012, the Company also had $250,000 of 7.375% senior notes outstanding, which mature in February 2019. Certain foreign projects performed by the Company have warranty periods, typically spanning no more than one to three years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period. Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications.

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

The Company or its former subsidiary, NATCO Limited Partnership, was named as a defendant in approximately 251 asbestos-related personal injury lawsuits, the majority of which were filed between 1989 and 2000. The claims were filed on behalf of seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on Company-owned vessels. In these cases, the Company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other vessel owners. Following certain administrative proceedings, counsel for plaintiffs agreed to name a group of cases that they intended to pursue and to dismiss the remaining cases without prejudice. Plaintiffs previously named 40 cases against the Company that they intended to pursue, each of which involves one plaintiff. The remaining cases against the Company were dismissed without prejudice. Plaintiffs in the dismissed cases could file a new lawsuit if they develop a new disease allegedly caused by exposure to asbestos on board our vessels. Of the 40 named cases, three were subsequently dismissed, leaving 37 cases remaining. The Company is presently unable to quantify the amounts of damages being sought in the remaining lawsuits because none of the complaints specify a damage amount. Based on preliminary discovery and settlement demands received to date, the Company does not believe that it is probable that losses from these claims could be material, and an estimate of a range of losses relating to these claims cannot reasonably be made. Based on the foregoing, management does not believe that any of the remaining 37 lawsuits, individually or in the aggregate, will have a material impact on our business, financial position, results of operations or cash flows.

On August 26, 2009, the Company’s subsidiary, NASDI, LLC (“NASDI”), received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office in the second quarter of 2011 but has had no further contact with the Massachusetts Attorney General’s office since then. The matter remains open, and, to the Company’s knowledge, no proceedings have currently been initiated against NASDI. Should a claim be brought, NASDI intends to defend itself vigorously. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material impact on its business, financial position, results of operations or cash flows.

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

The Company has not accrued any amounts with respect to these two NASDI matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

During the quarter ended March 31, 2012, a favorable judgment was rendered in the Company’s loss of use claim related to the dredge New York allision in the approach channel to Port Newark, New Jersey. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision. Following a bench trial in the

United States District Court in the Southern District of New York, the Court issued an opinion and order in the Company’s favor, entitling Great Lakes to $11,736 in damages plus pre-judgment interest. Judgment was rendered in the aggregate amount of $13,272. Defendants timely appealed the judgment to the United States Court of Appeals for the Second Circuit, and briefing on the appeal will commence this summer. The Company cannot be assured when the appeal will be heard or predict the outcome of the appellate process.

8.	Acquisition of noncontrolling interest

The Company previously owned 65% of the profits interests of NASDI. Effective January 1, 2011 the Company reacquired Mr. Christopher Berardi’s 35% membership interest in NASDI for no cost per the terms of NASDI’s limited liability company agreement. This resulted in the elimination of noncontrolling interest of $1,973 during the first quarter ended March 31, 2011. The Company now owns 100% of NASDI.

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

9.	Subsequent events

On April 3, 2012, the Company purchased a parcel of real estate in Norfolk, Virginia. The proceeds held in escrow from the sale of real estate in Texas during 2011 were used to fund the purchase of the acquired real estate.

10.	Subsidiary guarantors

The Company’s long-term debt at March 31, 2012 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s wholly-owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of March 31, 2012 and December 31, 2011;

(ii)	statements of operations and comprehensive income for the three months ended March 31, 2012 and 2011; and

(iii)	statements of cash flows for the three months ended March 31, 2012 and 2011.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

(In thousands)

	Subsidiary Guarantors	Non- Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,425	$193	$—	$—	$85,618
Accounts receivable — net	119,573	287	—	—	119,860
Receivables from affiliates	48,632	7,411	6,619	(62,662)	—
Contract revenues in excess of billings	34,324	144	—	(48)	34,420
Inventories	33,595	—	—	—	33,595
Prepaid expenses and other current assets	29,227	134	12,192	—	41,553

Total current assets	350,776	8,169	18,811	(62,710)	315,046
PROPERTY AND EQUIPMENT—Net	310,755	55	—	—	310,810
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,422	371	—	—	98,793
INVENTORIES — Noncurrent	31,803	—	—	—	31,803
INVESTMENTS IN JOINT VENTURES	6,908	—	—	—	6,908
INVESTMENTS IN SUBSIDIARIES	2,623	—	634,420	(637,043)	—
OTHER	11,019	3	5,214	5	16,241

TOTAL	$812,306	$8,598	$658,445	$(699,748)	$779,601

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,887	$495	$—	$—	73,382
Payables to affiliates	52,271	3,333	8,368	(63,972)	—
Accrued expenses	16,789	691	3,452	—	20,932
Billings in excess of contract revenues	23,783	83	—	(113)	23,753
Current portion of long term debt	2,813	—	—	—	2,813

Total current liabilities	168,543	4,602	11,820	(64,085)	120,880
LONG TERM NOTE PAYABLE	2,500	—	—	—	2,500
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	497	—	103,440	5	103,942
OTHER	7,719	—	764	—	8,483

Total liabilities	179,259	4,602	366,024	(64,080)	485,805
Total Great Lakes Dredge & Dock Corporation Equity	633,047	3,996	293,343	(637,043)	293,343
NONCONTROLLING INTERESTS	—	—	453	—	453

TOTAL EQUITY	633,047	3,996	293,796	(637,043)	293,796

TOTAL	$812,306	$8,598	$659,820	$(701,123)	$779,601

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,985	$4,303	$—	$—	$113,288
Accounts receivable — net	118,530	1,738	—	—	120,268
Receivables from affiliates	79,683	7,729	49,724	(137,136)	—
Contract revenues in excess of billings	26,323	153	—	(64)	26,412
Inventories	33,426	—	—	—	33,426
Prepaid expenses and other current assets	15,929	125	16,330	—	32,384

Total current assets	382,876	14,048	66,054	(137,200)	325,778
PROPERTY AND EQUIPMENT—Net	310,459	61	—	—	310,520
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,474	389	—	—	98,863
INVENTORIES — Noncurrent	30,103	—	—	—	30,103
INVESTMENTS IN JOINT VENTURES	6,923	—	—	—	6,923
INVESTMENTS IN SUBSIDIARIES	4,385	—	627,754	(632,139)	—
OTHER	10,729	3	5,547	(6)	16,273

TOTAL	$843,949	$14,501	$699,355	$(769,345)	$788,460

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,971	$774	$—	$—	$82,745
Payables to affiliates	85,865	7,234	44,053	(137,152)	—
Accrued expenses	22,445	629	8,047	—	31,121
Billings in excess of contract revenues	13,607	68	—	(48)	13,627
Current portion of long term debt	3,033	—	—	—	3,033

Total current liabilities	206,921	8,705	52,100	(137,200)	130,526
LONG TERM NOTE PAYABLE	2,500	—	—	—	2,500
7 3/4% SENIOR SUBORDINATED NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	399	—	103,959	(6)	104,352
OTHER	7,786	—	759	—	8,545

Total liabilities	217,606	8,705	406,818	(137,206)	495,923
Total Great Lakes Dredge & Dock Corporation Equity	626,343	5,796	291,969	(632,139)	291,969
NONCONTROLLING INTERESTS	—	—	568	—	568

TOTAL EQUITY	626,343	5,796	292,537	(632,139)	292,537

TOTAL	$843,949	$14,501	$699,355	$(769,345)	$788,460

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$155,444	$1,799	$—	$(2,336)	$154,907
Costs of contract revenues	(135,167)	(2,054)	—	2,336	(134,885)

Gross profit	20,277	(255)	—	—	20,022
OPERATING EXPENSES:
General and administrative expenses	12,569	186	512	—	13,267
Gain on sale of assets—net	(42)	—	11	—	(31)

Operating income (loss)	7,750	(441)	(523)	—	6,786
Interest expense—net	(281)	(28)	(4,950)	—	(5,259)
Equity in earnings of subsidiaries	(379)	—	6,347	(5,968)	—
Equity in loss of joint ventures	(16)	—	—	—	(16)
Gain on foreign currency transactions—net	6	—	—	—	6

Income (loss) before income taxes	7,080	(469)	874	(5,968)	1,517
Income tax (provision) benefit	(643)	—	79	—	(564)

Net income (loss)	6,437	(469)	953	(5,968)	953
Net loss attributable to noncontrolling interests	—	—	115	—	115

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$6,437	$(469)	$1,068	$(5,968)	$1,068

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$6,911	$(465)	$1,546	$(6,446)	$1,546

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$154,039	$3,317	$—	$(2,018)	$155,338
Costs of contract revenues	(126,909)	(3,005)	—	2,018	(127,896)

Gross profit	27,130	312	—	—	27,442
OPERATING EXPENSES:
General and administrative expenses	11,204	213	672	—	12,089
Gain on sale of assets—net	(258)	—	—	—	(258)

Operating income (loss)	16,184	99	(672)	—	15,611
Interest expense—net	(80)	(45)	(5,825)	—	(5,950)
Equity in earnings (loss) of subsidiaries	54	—	16,551	(16,605)	—
Equity in loss of joint ventures	(591)	—	—	—	(591)
Loss on extinguishment of debt	—	—	(5,145)	—	(5,145)

Income (loss) before income taxes	15,567	54	4,909	(16,605)	3,925
Income tax benefit (provision)	984	—	(2,511)	—	(1,527)

Net income (loss)	16,551	54	2,398	(16,605)	2,398
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$16,551	$54	$2,392	$(16,605)	$2,392

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$17,117	$54	$2,958	$(17,171)	$2,958

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$(5,200)	$801	$(13,845)	$—	$(18,244)
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,101)	—	—	—	(8,101)
Proceeds from dispositions of property and equipment	68	—	—	—	68

Net cash flows used in investing activities	(8,033)	—	—	—	(8,033)
FINANCING ACTIVITIES:
Dividends paid	—	—	(1,240)	—	(1,240)
Dividend equivalents paid on restricted stock units	—	—	(12)	—	(12)
Taxes paid on settlement of vested share awards	—	—	(2)	—	(2)
Net change in accounts with affiliates	(10,089)	(4,978)	15,067	—	—
Capital contributions	—	35	(35)	—	—
Repayments of equipment debt	(238)	—	—	—	(238)
Exercise of stock options	—	—	40	—	40
Excess income tax benefit from share-based compensation	—	—	27	—	27

Net cash flows provided by (used in) financing activities	(10,327)	(4,943)	13,845	—	(1,425)

Effect of foreign currency exchange rates on cash and cash equivalents	—	32	—	—	32

Net decrease in cash and cash equivalents	(23,560)	(4,110)	—	—	(27,670)
Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$85,425	$193	$—	$—	$85,618

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$942	$(992)	$(5,501)	$—	$(5,551)
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,420)	—	—	—	(4,420)
Proceeds from dispositions of property and equipment	258	—	—	—	258

Net cash flows used in investing activities	(4,162)	—	—	—	(4,162)
FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	—	250,000	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	—	(175,000)	—	(175,000)
Senior subordinated notes redemption premium	—	—	(2,264)	—	(2,264)
Deferred financing fees	—	—	(5,829)	—	(5,829)
Dividends paid	—	—	(999)	—	(999)
Dividend equivalents paid on restricted stock units	—	—	(6)	—	(6)
Net change in accounts with affiliates	59,097	1,304	(60,401)	—	—
Repayments of equipment debt	(138)	—	—	—	(138)

Net cash flows provided by financing activities	58,959	1,304	5,501	—	65,764

Net increase in cash and cash equivalents	55,739	312	—	—	56,051

Cash and cash equivalents at beginning of period	48,416	62	—	—	48,478

Cash and cash equivalents at end of period	$104,155	$374	$—	$—	$104,529

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks associated with Great Lakes’ leverage, fixed price contracts, dependence on government contracts and funding, bonding requirement and obligations, international operations, backlog, uncertainty related to pending litigation, government regulation, restrictive debt covenants and fluctuations in quarterly operations, and those factors, risks and uncertainties that are described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 16% of its dredging revenues for the first three months of 2012, compared with the Company’s prior three year average of 17%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. The Company’s “bid market” is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints. The Company experienced an average combined bid market share in the U.S. of 39% over the prior three years, including 41%, 60% and 32% of the domestic capital, beach nourishment and maintenance sectors, respectively. The foregoing bid market data does not reflect rivers & lakes activities which are separately categorized. The Company’s bid market share of rivers & lakes in the prior year of activity is 39%.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which is responsible for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2012, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, and third parties operating under contracts with federal agencies were approximately 75% of dredging revenues, above the Company’s prior three year average of 59%.

The Company’s demolition subsidiaries are a major U.S. provider of commercial and industrial demolition services. Historically, the majority of the work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition operations continue to expand into the New York area and marine demolition markets, specifically bridge demolition. In the first three months of 2012, demolition revenues accounted for 21% of total revenues, above the prior three year average of 12%. The demolition segment’s principal services consist of exterior and interior demolition of commercial and industrial buildings, dismantling and disposal of aged or failing bridges, site development, salvage and recycling of related materials and removal of hazardous substances and materials. The Company’s demolition operations are one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.

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

Results of Operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Contract revenues	100.0%	100.0%
Costs of contract revenues	(87.1)	(82.3)

Gross profit	12.9	17.7
General and administrative expenses	8.5	7.8
Gain on sale of assets—net	0.0	(0.1)

Operating income	4.4	10.0
Interest expense—net	(3.4)	(3.8)
Equity in loss of joint ventures	0.0	(0.4)
Gain on foreign currency transactions—net	0.0	0.0
Loss on extinguishment of debt	0.0	(3.3)

Income before income taxes	1.0	2.5
Income tax provision	(0.4)	(1.0)

Net income	0.6	1.5
Net (income) loss attributable to noncontrolling interests	0.1	0.0

Net income attributable to Great Lakes Dredge & Dock Corporation	0.7%	1.5%

Adjusted EBITDA	9.5%	15.8%

Adjusted EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense and debt extinguishment. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”) The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income attributable to Great Lakes Dredge & Dock Corporation:

	Three Months Ended March 31,
	2012	2011
(in thousands)
Net income attributable to Great Lakes Dredge & Dock Corporation	$1,068	$2,392
Adjusted for:
Loss on extinguishment of debt	—	5,145
Interest expense—net	5,259	5,950
Income tax expense	564	1,527
Depreciation and amortization	7,764	9,566

Adjusted EBITDA	$14,655	$24,580

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended March 31,
Revenues (in thousands)	2012	2011	Change
Dredging:
Capital—U.S.	$26,907	$46,029	(41.5)%
Capital—foreign	18,025	21,871	(17.6)%
Beach nourishment	31,183	17,857	74.6%
Maintenance	39,233	47,239	(16.9)%
Rivers & lakes	7,013	3,601	94.8%

Total dredging revenues	122,361	136,597	(10.4)%
Demolition	32,546	18,741	73.7%

Total revenue	$154,907	$155,338	(0.3)%

Total revenue for the 2012 first quarter was $154.9 million, down $0.4 million or less than 1% from $155.3 million during the 2011 first quarter. Total dredging revenues for the three months ended March 31, 2012 are net of $1,312 in intersegment revenues. The increases in beach nourishment and rivers & lakes revenue were offset by a decline in domestic capital and maintenance revenue. Demolition revenue for the quarter was $32.5 million, a 74% increase from $18.7 million a year ago.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenues in the first quarter ended March 31, 2012 were primarily generated by work in the Ports of New York, as well as projects in Florida and Louisiana. Domestic capital dredging revenue decreased $19.1 million, or 42%, in the 2012 first quarter compared to the 2011 first quarter. Capital dredging for the 2011 first quarter included remaining work on the construction of sand berms off the coast of Louisiana, which accounted for approximately $15.7 million of the quarter’s revenue, that did not reoccur in 2012.

Foreign dredging revenue decreased $3.9 million, or 18%, for the first quarter of 2012 to $18.0 million. Nearly 70% of first quarter 2012 foreign revenue was driven by two projects in Bahrain. Foreign revenues in the 2011 first quarter benefited from the resolution of outstanding project claims of approximately $3.8 million.

Beach nourishment projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach nourishment revenue in the 2012 first quarter increased $13.3 million, or 75%, from the 2011 first quarter. The significant increase in beach nourishment awards in the prior year created a larger supply of projects in backlog, of which the Company continued to convert into revenue. In the comparable quarter of 2011, several vessels that would typically be allocated to beach nourishment projects were utilized on the construction of sand berms off the coast of Louisiana. In the 2012 first quarter, the Company worked on several beach projects, including projects in Delaware, Florida, New Jersey and South Carolina and Virginia.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue in the 2012 first quarter decreased by $8.0 million, or 17%, compared to the 2011 first quarter. Maintenance revenue in the first quarter of 2011 was atypically high as the Company was able to work on maintenance projects that had been delayed from 2010 in order to work on construction of sand berms off the coast of Louisiana. During the first quarter of 2012, the Company performed maintenance dredging in Baltimore Harbor as well as important shipping channels in Georgia, North Carolina and Texas.

Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the first quarter of 2012 was $7.0 million, an increase of $3.4 million or 95% compared to the first quarter of 2011. In the first quarter of 2011, rivers and lakes revenues were minimal, due to freezing conditions in the northern United States. The first quarter of 2012 was uncharacteristically warm allowing work to progress in the northern U.S. In addition, the Company performed work on a significant project in Texas which was not hindered by adverse weather conditions.

Consolidated gross profit for the 2012 first quarter decreased by 27% to $20.0 million, from $27.4 million in the first quarter of 2011. Gross profit margin (gross profit divided by revenue) for the 2012 first quarter decreased to 12.9% from 17.7% in the 2011 first quarter. The mix of project types in the first quarter of 2012 impacted gross profit margin as well as offshore weather conditions, primarily wind that produced rough seas, and subsequent lower dredge utilization that resulted in lower fixed cost coverage. The demolition segment continued to work on projects with increased profit margins, led by bridge demolition projects as well as improved market conditions from the economic recovery in the segment’s primary market.

The Company’s general and administrative expenses totaled $13.3 million for the three months ended March 31, 2012. General and administrative expenses totaled $12.1 million for the three months ended March 31, 2011. The increase in 2012 is due largely to additional legal costs of $0.7 million relating to the trial on the dredge New York allision loss of use claim and additional payroll and benefit expenses of $1.3 million for the three months ended March 31, 2012. This was partially offset by a decrease in amortization costs of $0.6 million as certain intangible assets acquired in the Matteson acquisition have become fully amortized.

Operating income for the three months ended March 31, 2012 decreased 56.5% to $6.8 million, respectively, compared to the same periods of 2011 as a result of the decline in gross profit.

Interest expense totaled $5.3 million for the three months ended March 31, 2012, a decrease from $6.0 million from the first quarter of 2011, primarily due to the Company’s issuance of $250 million of 7.375% senior notes and the related redemption of the Company’s $175 million of 7.75% senior subordinated notes in the 2011 first quarter. Due to timing requirements, both of these note issuances were outstanding and accruing interest for approximately 30 days in the 2011 first quarter, resulting in duplicative interest expense of approximately $1.1 million.

Income tax expense for the three months ended March 31, 2012 was $0.6 million, compared to $1.5 million for the same 2011 period. This decrease was mainly attributable to lower earnings generated in 2012. The effective tax rate for the three months ended March 31, 2012 was 37.2%, which is substantially consistent with the effective tax rate of 38.9% for the same period of 2011. The Company expects the tax rate for the full year to remain at 37.2%.

Net income attributable to Great Lakes Dredge & Dock Corporation was $1.1 million and earnings per diluted share were $0.02 for the 2012 first quarter as compared to $2.4 million and $0.04 for the first quarter of 2011. The decrease is due to the lower operating income for the period, partially offset by the lower interest expense in the first quarter of 2012 as well as the $5.1 million loss on extinguishment of debt that reduced net income in the first quarter of 2011.

Adjusted EBITDA (as defined above) was $14.7 million for the three months ended March 31, 2012, compared with $24.6 million in the same 2011 periods, primarily for the reasons discussed above, as operating income has declined by $8.8 million. The lower operating income included depreciation and amortization expense for the quarter ended March 31, 2012 of $7.8 million compared to $9.6 million in the quarter ended March 31, 2011. Depreciation expense, a component of equipment fixed cost expenditures, is allocated to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis.

Results by segment

Dredging

Dredging revenues for the three months ended March 31, 2012 were $122.4 million, compared to $136.6 million for the same periods of 2011. Dredging revenues for the three months ended March 31, 2012 were driven by lower revenues on domestic capital projects primarily related to the construction of sand berms off the coast of Louisiana in the 2011 first quarter. This revenue did not reoccur in the current quarter and accounted for approximately $15.7 million of the decline between first quarter 2012 and 2011. Lower revenue on continued maintenance project work and a decline in foreign capital revenue were offset with significant contributions from strong beach nourishment revenue.

Gross profit margin in the dredging segment was 13.0% for the three months ended March 31, 2012 compared to gross profit margin in the dredging segment of 20.3% for the three months ended March 31, 2011, as the mix of project types impacted gross profit margin as well as offshore weather conditions, primarily wind that produced rough seas and subsequent lower dredge utilization that resulted in lower fixed cost coverage. Dredging segment operating income was $4.9 million for the three months ended March 31, 2012, compared to operating income of $17.8 million for the three months ended March 31, 2011.

Demolition

Demolition revenues for the three months ended March 31, 2012 totaled $32.5 million, compared to $18.7 million for the same 2011 periods. The demolition segment experienced higher revenue levels in the three months ended March 31, 2012 than from the same period in the prior year. The segment had several large jobs that were included in backlog at year end 2010, that were not executed until later quarters in 2011, while a significant portion of the backlog outstanding at the end of 2011 has been executed in the three months ended March 31, 2012.

The demolition segment generated operating income of $1.8 million for the three months ended March 31, 2012, compared to operating loss of $2.2 million for the same periods of 2011. Projects with increased profit margins, led by bridge demolition projects as well as improved market conditions from the economic recovery were contributors to the higher gross profit margin. Gross profit margin in the demolition segment was 12.5% for the three months ended March 31, 2012 compared to gross profit margin of (1.8%) for the three months ended March 31, 2011.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2012	2011	2011
Dredging:
Capital - U.S.	$151,479	$109,897	$88,404
Capital - foreign	247,257	78,379	54,871
Beach	70,767	84,607	33,008
Maintenance	22,166	31,293	32,789
Rivers & lakes	32,273	15,256	23,439

Dredging Backlog	523,942	319,432	232,511
Demolition	60,427	50,672	79,598

Total Backlog	$584,369	$370,104	$312,109

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. In addition, 37% of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2012 first quarter totaled $229.6 million, an increase of $32.1 million from the same period in the prior year. The Company won 76%, or $20.0 million, of the beach nourishment projects awarded through March 31, 2012, as well as 22%, or $23.5 million, of the maintenance projects along with 100%, or $53.4 million, of capital projects and 56% or $24.0 million, of the rivers & lakes projects awarded through March 31, 2012. The Company won 53% of the overall domestic bid market through March 31, 2012, above its prior three year average of 39%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $523.9 million at March 31, 2012 compared to $319.4 million as of December 31, 2011. These amounts do not reflect approximately $15.3 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2012. At December 31, 2011 the amount of domestic low bids and options pending award was $36.1 million.

Domestic capital dredging backlog at March 31, 2012 was $41.6 million more than at December 31, 2011 as the Company was awarded a $46.5 million contract to restore and reinforce the existing shoreline of Scofield Island, located along the barrier shoreline in Plaquemines Parish, Louisiana. In another important market, the Gulf Coast, we expect additional coastal restoration projects to be let for bidding in the second half of the year, for which we have made a working capital investment in pipe and feel we will be well positioned to execute. The Company continues to believe that many states and Washington D.C. will continue to focus on marine infrastructure as significant port and harbor authorities recognize that the ongoing expansion of the Panama Canal and initiatives to increase exports heightens the need for the U.S. to deepen its East and Gulf Coast ports to facilitate larger draft vessels from international trade. The Company still anticipates a deepening project in Miami to be released in the second half of 2012. Florida officials and the Corps are actively working to responsibly resolve environmental concerns related to the execution methods and impact of this project to ensure timely execution.

Beach nourishment dredging backlog at March 31, 2012 was $13.8 million lower than at December 31, 2011 as the Company worked off its prior backlog related to beach projects in Delaware, Florida, New Jersey, South Carolina and Virginia. The Company added backlog in the quarter by winning the larger of the only two beach nourishment projects in the bid market in the first quarter of 2012. The dredge Liberty Island will travel to the West Coast in the third quarter to start a large beach project in San Diego.

Maintenance dredging backlog was $9.1 million lower at March 31, 2012 than at December 31, 2011. The decrease in backlog occurred as the Company continued to work through backlog won in the fourth quarter of 2011, partially offset by new projects and additional options on existing projects in Louisiana, Georgia and Baltimore Harbor. There has been progress in Washington D.C. as it relates to the Harbor Maintenance Trust Fund (“HMTF”). On April 18th, 2012 the House of Representatives approved passage of H.R. 4348 (Surface Transportation Extension Act of 2012, Part II) that, if ultimately passed, will have a positive impact on maritime commerce and restoring the Gulf Coast. The Company continues to encourage Congressional leaders to come to resolution on legislation that incorporates utilization of HMTF monies to pay for the intended maintenance of our important maritime waterways. The passage of a HMTF bill would be an important positive step for maritime commerce and transparency in federal spending.

Rivers & lakes backlog is $17.0 million higher at March 31, 2012 than at December 31, 2011. During 2011, the Company began to pursue municipal lake projects which expand the Company’s service capabilities using existing equipment. A large municipal lake project of $12.5 million was won in the first quarter of 2012 related to this initiative. During the first quarter of 2012, the Company also added new river work and levee repair projects on the Mississippi River and in Louisiana.

Foreign capital dredging backlog increased $168.9 million at March 31, 2012 from December 31, 2011, due primarily to the award of the dredging contract for the Wheatstone LNG Project in Western Australia. The Company currently expects to realize at least $180 million in revenue on this project with the potential for greater income as the project details are finalized. The Company anticipates mobilizing the dredge New York to Australia in the third quarter of 2012. The Company’s portion of the project is expected to take about 27 months to complete. The Company also sees additional opportunities in the Middle East, Southeast Asia and South America that it continues to pursue. The Company recently made strategic moves to bolster its international sales and marketing effort, and sees an abundance of opportunities ahead.

Demolition services backlog was $9.8 million higher at March 31, 2012 from December 31, 2011, as the Company was formally awarded a $22.2 million contract for a brownfield remediation project in New Jersey that was pending award at year end. There were also several options and change orders that were approved in the quarter, offset by the strong revenue that was recorded as the segment continued to work off backlog from the prior year.

Dredge New York litigation development

During the quarter ended March 31, 2012, a judgment in the aggregate amount of $13,272 was rendered in the Company’s favor in its litigation regarding the dredge New York loss of use claim. The defendants are appealing the judgment and the Company cannot be assured when the appeal will be heard or predict the outcome of the appellate process. For additional information regarding this matter, see Note 7 to the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash used in operating activities for the three months ended March 31, 2012 and 2011 totaled $18.2 million, and $5.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first three months of 2012, the increase in net cash used in operating activities was primarily the result of lower net income and increased investment in working capital.

The Company’s net cash flows used in investing activities for the first three months of 2012 and 2011 totaled $8.0 million and $4.2 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended March 31, 2012, the Company overhauled the engines on the dredge Alaska to provide increased useful life and efficiency. This engine overhaul added $3.4 million in investing capital expenditures during the quarter ended March 31, 2012.

The Company’s net cash flows provided by (used in) financing activities for the three months ended March 31, 2012 and 2011 totaled ($1.4) million and $65.8 million, respectively. The Company issued $250 million of 7.375% senior notes in the first three months of 2011, resulting in $244.2 million of net proceeds. The Company used a portion of these net proceeds to redeem its $175 million of 7.75% senior subordinated notes in the first three months of 2011 for $180.0 million, which included a redemption premium and unpaid interest.

The Company paid $1.2 million in dividends in the first three months of 2012. The future declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, financial results and condition and legal requirements, including restrictions and limitations contained in the revolving credit facility, bonding agreements through which it obtains performance, bid and payment bonds and the indenture relating to its senior notes. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The Company’s obligations under the revolving credit facility and a bonding agreement are secured by liens on a substantial portion of the Company’s operating equipment. The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior notes are unsecured. The Company’s material agreements related to bonding and long term debt contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants. The Company is in compliance with its various covenants under the respective agreements as of March 31, 2012.

The Company’s revolving credit facility matures on June 12, 2012 and the Company is in discussions with lenders to finalize a successor credit facility with substantially similar capabilities and terms as the current revolving credit facility. The Company believes that it will finalize a successor credit facility early in the second quarter of 2012.

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Brazilian Real, is reflected in the cumulative translation adjustment, net within accumulated other comprehensive income. Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements and pay any declared dividends for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the revolving credit facility and bonding agreement, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2012 has not materially changed since December 31, 2011. The market risk profile of the Company on December 31, 2011 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 7 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended March 31, 2012 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

(a) In 2011, the Financial Accounting Standards Board issued accounting guidance that requires presentation of net income and total comprehensive income, together with their components, either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amendment was adopted and became effective for Great Lakes Dredge & Dock Corporation and its subsidiaries on January 1, 2012 and had no material impact on the consolidated financial statements. The financial information presented in Part I, Item 1 — Financial Statements of this Quarterly Report on Form 10-Q presents condensed consolidated statements of operations and condensed consolidated statements of comprehensive income in two separate and consecutive statements for the three months ended March 31, 2012 and 2011. The table below presents consolidated comprehensive income information for the retrospective application of this guidance for each of the three years ended December 31, 2011, 2010 and 2009.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share amounts)

	2011	2010	2009
Net income	$17,251	$33,720	$14,734
Other comprehensive (income) loss
Currency translation adjustment—net of tax of ($177), $0 and $0, respectively	(267)	—	—
Reclassification of derivative (gains) losses to earnings—net of tax of ($882), ($213) and $2,101, respectively	(1,437)	(321)	3,164
Change in fair value of derivatives —net of tax of $824, $92 and $524, respectively	1,350	139	790

Other comprehensive (loss) income	(354)	(182)	3,954

Comprehensive income	16,897	33,538	18,688
Comprehensive (income) loss attributable to noncontrolling interest	(723)	889	2,734

Comprehensive income attributable Great Lakes Dredge & Dock Corporation	$16,174	$34,427	$21,422

Retrospective application of the accounting guidance for our supplemental financial information on subsidiary guarantors would result in presentation of condensed consolidating comprehensive income for each of the three years ended December 31, 2011, 2010 and 2009 as follows.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE TWELVE MONTHS ENDED:

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
December 31, 2011
Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$58,253	$(90)	$16,174	$(58,163)	$16,174

December 31, 2010
Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$72,704	$(1,721)	$34,427	$(70,983)	$34,427

December 31, 2009
Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$51,262	$(613)	$21,422	$(50,649)	$21,422

(b) Not applicable.

Item 6.	Exhibits

10.1	Employment Agreement dated as of January 9, 2012 between Great Lakes Dredge & Dock Corporation and Steven E. Pegg. *

10.2	Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan. (1)

10.3	Employment Agreement dated as of April 9, 2012 between Great Lakes Dredge & Dock Company, LLC and David E. Simonelli. (2)

10.4	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Company, LLC and Kyle D. Johnson. (3)

10.5	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Company, LLC and John F. Karas. (4)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2012 (Commission file no. 001-33225).
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012 (Commission file no. 001-33225).
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2012 (Commission file no. 001-33225).
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2012 (Commission file no. 001-33225).
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ BRUCE J. BIEMECK
Bruce J. Biemeck
President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 4, 2012

EXHIBIT INDEX

Number	Document Description

10.1	Employment Agreement dated as of January 9, 2012 between Great Lakes Dredge & Dock Corporation and Steven E. Pegg. *

10.2	Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan. (1)

10.3	Employment Agreement dated as of April 9, 2012 between Great Lakes Dredge & Dock Company, LLC and David E. Simonelli. (2)

10.4	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Company, LLC and Kyle D. Johnson. (3)

10.5	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Company, LLC and John F. Karas. (4)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2012 (Commission file no. 001-33225).
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012 (Commission file no. 001-33225).
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2012 (Commission file no. 001-33225).
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2012 (Commission file no. 001-33225).
*	Filed herewith.