Form 10-Q
period 2012-06-30
Great Lakes Dredge & Dock CORP
filed 2012-08-07
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, 59,220,422 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2012

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,791	$113,288
Accounts receivable—net	112,897	120,268
Contract revenues in excess of billings	50,889	26,412
Inventories	48,696	33,426
Prepaid expenses and other current assets	42,932	32,384

Total current assets	326,205	325,778

PROPERTY AND EQUIPMENT—Net	316,460	310,520
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,729	98,863
INVENTORIES—Noncurrent	23,206	30,103
INVESTMENTS IN JOINT VENTURES	6,899	6,923
OTHER	18,461	16,273

TOTAL	$789,960	$788,460

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,652	$82,745
Accrued expenses	27,477	31,121
Billings in excess of contract revenues	19,999	13,627
Current portion of long term debt	2,658	3,033

Total current liabilities	130,786	130,526

LONG TERM NOTE PAYABLE	2,500	2,500
7 3/8% SENIOR NOTES	250,000	250,000
DEFERRED INCOME TAXES	102,920	104,352
OTHER	8,153	8,545

Total liabilities	494,359	495,923

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:

Common stock—$.0001 par value; 90,000,000 authorized, 59,220,422 and 58,999,404 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	6	6
Additional paid-in capital	269,613	267,918
Retained earnings	27,043	24,042
Accumulated other comprehensive income (loss)	(1,289)	3

Total Great Lakes Dredge & Dock Corporation equity	295,373	291,969

NONCONTROLLING INTERESTS	228	568

Total equity	295,601	292,537

TOTAL	$789,960	$788,460

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contract revenues	$166,532	$154,959	$321,439	$310,297
Costs of contract revenues	142,643	135,193	277,528	263,089

Gross profit	23,889	19,766	43,911	47,208
General and administrative expenses	11,456	13,622	24,723	25,711
Gain on sale of assets—net	(93)	(2,513)	(124)	(2,771)

Operating income	12,526	8,657	19,312	24,268
Interest expense—net	(5,383)	(4,911)	(10,642)	(10,861)
Equity in loss of joint ventures	(8)	(123)	(24)	(714)
Loss on foreign currency transactions—net	(21)	—	(15)	—
Loss on extinguishment of debt	—	—	—	(5,145)

Income before income taxes	7,114	3,623	8,631	7,548
Income tax provision	(2,768)	(1,455)	(3,332)	(2,982)

Net income	4,346	2,168	5,299	4,566
Net (income) loss attributable to noncontrolling interests	91	(462)	206	(468)

Net income attributable to Great Lakes Dredge & Dock Corporation	$4,437	$1,706	$5,505	$4,098

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.07	$0.03	$0.09	$0.07
Basic weighted average shares	59,171	58,875	59,105	58,830

Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.07	$0.03	$0.09	$0.07
Diluted weighted average shares	59,534	59,184	59,493	59,228

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$4,346	$2,168	$5,299	$4,566
Currency translation adjustment—net of tax (1)	(8)	—	(4)	—
Reclassification of derivative gains (losses) to earnings—net of tax (2)	143	(444)	(263)	(1,067)
Change in fair value of derivatives —net of tax (3)	(1,905)	(370)	(1,025)	819

Other comprehensive income (loss)—net of tax	(1,770)	(814)	(1,292)	(248)

Comprehensive income	2,576	1,354	4,007	4,318
Comprehensive (income) loss attributable to noncontrolling interests	91	(462)	206	(468)

Comprehensive income attributable to Great Lakes Dredge & Dock Corporation	$2,667	$892	$4,213	$3,850

(1)	Net of income tax (expense) benefit of $(5) and $0 for the three months ended June 30, 2012 and 2011, respectively, and $(3) and $0 for the six months ended June 30, 2012 and 2011, respectively.
(2)	Net of income tax (expense) benefit of $94 and $(295) for the three months ended June 30, 2012 and 2011, respectively, and $(175) and $(709) for the six months ended June 30, 2012 and 2011, respectively.
(3)	Net of income tax (expense) benefit of $(1,265) and $(246) for the three months ended June 30, 2012 and 2011, respectively, and $(681) and $544 for the six months ended June 30, 2012 and 2011, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except share amounts)

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2012	58,999,404	$6	$267,918	$24,042	$3	$568	$292,537

Share-based compensation	122,136	—	1,714	—	—	—	1,714
Vesting of restricted stock units, including impact of shares withheld for taxes	81,640	—	(212)	—	—	—	(212)

Exercise of stock options	17,242	—	75	—	—	—	75
Excess income tax benefit from share based compensation	—	—	118	—	—	—	118
Dividends declared and paid	—	—	—	(2,482)	—	—	(2,482)
Dividend equivalents paid on restricted stock units	—	—	—	(22)	—	—	(22)
Distributions paid to noncontrolling interests	—	—	—	—	—	(134)	(134)
Net income	—	—	—	5,505	—	(206)	5,299

Other comprehensive loss—net of tax	—	—	—	—	(1,292)	—	(1,292)

BALANCE—June 30, 2012	59,220,422	$6	$269,613	$27,043	$(1,289)	$228	$295,601

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2011	58,770,369	$6	$266,329	$12,261	$357	$(2,128)	$276,825

Share-based compensation	57,215	—	843	—	—	—	843
Vesting of restricted stock units, including impact of shares withheld for taxes	81,387	—	(250)	—	—	—	(250)
Exercise of stock options	6,278	—	27	—	—	—	27
Excess income tax benefit from share based compensation	—	—	52	—	—	—	52
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid	—	—	—	(2,236)	—	—	(2,236)
Dividend equivalents paid on restricted stock units	—	—	—	(11)	—	—	(11)

Net income	—	—	—	4,098	—	468	4,566

Other comprehensive loss—net of tax	—	—	—	—	(248)	—	(248)

BALANCE—June 30, 2011	58,915,249	$6	$266,961	$14,112	$109	$313	$281,501

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
OPERATING ACTIVITIES:
Net income	$5,299	$4,566
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	16,123	18,804
Equity in loss of joint ventures	24	714
Loss on extinguishment of 7 3/4% senior subordinated notes	—	5,145
Deferred income taxes	(478)	1,010
Gain on dispositions of property and equipment	(124)	(2,771)
Gain on adjustment of contingent earnout	(240)	—
Amortization of deferred financing fees	669	775
Unrealized foreign currency loss	378	—
Share-based compensation expense	1,714	843
Excess income tax benefit from share based compensation	(118)	(52)
Changes in assets and liabilities:
Accounts receivable	4,301	(13,025)
Contract revenues in excess of billings	(22,288)	(2,278)
Inventories	(8,653)	(362)
Prepaid expenses and other current assets	(5,873)	(12,432)
Accounts payable and accrued expenses	(11,771)	(5,523)
Billings in excess of contract revenues	6,371	(2,165)
Other noncurrent assets and liabilities	(519)	(3,694)

Net cash flows used in operating activities	(15,185)	(10,445)

INVESTING ACTIVITIES:
Purchases of property and equipment	(22,428)	(13,583)
Proceeds from dispositions of property and equipment	226	7,275

Net cash flows used in investing activities	(22,202)	(6,308)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	(175,000)
Senior subordinated notes redemption premium	—	(2,264)
Deferred financing fees	(2,039)	(5,829)
Distributions paid to minority interests	(133)	—
Dividends paid	(2,482)	(2,236)
Dividend equivalents paid on restricted stock units	(22)	(11)
Taxes paid on settlement of vested share awards	(212)	(250)
Repayments of equipment debt	(426)	(217)
Exercise of stock options	75	27
Excess income tax benefit from share-based compensation	118	52

Net cash flows provided by (used in) financing activities	(5,121)	64,272

Effect of foreign currency exchange rates on cash and cash equivalents	11	—

Net increase (decrease) in cash and cash equivalents	(42,497)	47,519
Cash and cash equivalents at beginning of period	113,288	48,478

Cash and cash equivalents at end of period	$70,791	$95,997

Supplemental Cash Flow Information
Cash paid for interest	$9,602	$2,728

Cash paid (refunded) for income taxes	$(6,371)	$5,155

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$6,231	$4,303

Acquisition of noncontrolling interest in NASDI, LLC	$—	$40

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2012, and its results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 have been included.

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

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2011 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by approximately 35% and 8%, respectively. Given the small margin with which the demolition segment’s fair value is in excess of its carrying value, a more than insignificant decline in the demolition segment’s future operating results or cash flow forecasts versus the segment’s current forecasts could potentially cause a goodwill impairment charge to be recognized in a future period. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2012.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2012 and 2011, zero options to purchase shares of common stock were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$4,437	$1,706	$5,505	$4,098

Weighted-average common shares outstanding — basic	59,171	58,875	59,105	58,830
Effect of stock options and restricted stock units	363	309	388	398

Weighted-average common shares outstanding — diluted	59,534	59,184	59,493	59,228

Earnings per share — basic	$0.07	$0.03	$0.09	$0.07
Earnings per share — diluted	$0.07	$0.03	$0.09	$0.07

3. Accounts receivable and contracts in progress

Accounts receivable at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Completed contracts	$30,713	$38,317
Contracts in progress	71,506	69,469
Retainage	21,220	20,692

	123,439	128,478
Allowance for doubtful accounts	(1,500)	(1,839)

Total accounts receivable—net	$121,939	$126,639

Current portion of accounts receivable—net	$112,897	$120,268
Long-term accounts receivable and retainage	9,042	6,371

Total accounts receivable—net	$121,939	$126,639

The components of contracts in progress at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$366,985	$173,187
Amounts billed	(317,477)	(152,045)

Costs and earnings in excess of billings for contracts in progress	49,508	21,142

Costs and earnings in excess of billings for completed contracts	1,381	7,459

Total contract revenues in excess of billings	$50,889	$28,601

Current portion of contract revenues in excess of billings	$50,889	$26,412
Portion included in other noncurrent assets	—	2,189

Total contract revenues in excess of billings	$50,889	$28,601

Billings in excess of costs and earnings:
Amounts billed	$(383,047)	$(427,797)
Costs and earnings for contracts in progress	363,048	414,170

Total billings in excess of contract revenues	$(19,999)	$(13,627)

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At June 30, 2012 and December 31, 2011, the Company held certain derivative contracts that it uses to manage foreign currency risk, commodity price risk and interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$416	$—	$416	$—
Foreign exchange contracts	137	—	137	—

Total assets measured at fair value	$553	$—	$553	$—

Liabilities
Fuel hedge contracts	$1,695	$—	$1,695	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$449	$—	$449	$—
Interest rate swap contracts	755	—	755	—
Foreign exchange contracts	155	—	155	—

Total assets measured at fair value	$1,359	$—	$1,359	$—

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2011
Interest rate swap contracts
Balance at January 1,	$1,264
Total unrealized gains (losses) included in earnings	(568)
Settlements	445

Balance at June 30,	$1,141

Balance at April 1,	$1,299
Total unrealized gains (losses) included in earnings	(603)
Settlements	445

Balance at June 30,	$1,141

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At June 30, 2012 and December 31, 2011, the Company had one outstanding contract related to the Brazilian Real. This foreign exchange contract is not accounted for as a hedge.

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

As of June 30, 2012, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through February 2013. As of June 30, 2012, there were 5.0 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through February 2013. Under these swap agreements, the Company will pay fixed prices ranging from $2.65 to $3.29 per gallon.

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

At June 30, 2012, the fair value liability of the fuel hedge contracts was estimated to be $1,695 and is recorded in accrued expenses. At December 31, 2011 the fair value asset of the fuel hedge contracts was estimated to be $449 and is recorded in other current assets. The loss reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2012 was $263. The remaining gains and losses included in accumulated other comprehensive income (loss) at June 30, 2012 will be reclassified into earnings over the next eight months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the foreign exchange contracts, interest rate and fuel hedge contracts outstanding as of June 30, 2012 and December 31, 2011 is as follows:

	Balance Sheet Location	Fair Value at
		June 30, 2012	December 31, 2011
Asset derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Other current assets	$—	$449
Derivatives not designated as hedges
Interest rate swaps	Other current assets	416	755
Foreign exchange contracts	Other current assets	137	155

Total asset derivatives		$553	$1,359

Liability derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Accrued expenses	$1,695	$—

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at June 30, 2012. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $250,000 at June 30, 2012, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

5. Accrued expenses

Accrued expenses at June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Insurance	$7,736	$8,285
Interest	7,717	7,759
Payroll and employee benefits	6,608	10,763
Income and other taxes	1,868	1,261
Fuel hedge liability	1,695	—
Percentage of completion adjustment	525	1,855
Other	1,328	1,198

Total accrued expenses	$27,477	$31,121

6. Long-term debt

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior revolving credit facility in an aggregate principal amount of up to $175,000, subfacilities for the issuance of standby letters of credit up to a $125,000 sublimit, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $50,000. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, the Company will be in pro forma compliance with the existing financial covenants both before and after giving effect to the increase and other standard conditions. The prior credit agreement with Bank of America, N.A. was terminated.

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the new revolving credit facility will bear interest at the option of the Company of either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

The revolving credit facility is an unsecured facility and will remain unsecured provided the Company maintains a total leverage ratio less than or equal to 3.75 to 1.00 as of the end of each fiscal quarter. If the leverage ratio exceeds 3.75 to 1.00, or an event of default occurs and is not cured within the applicable grace period, the revolving credit facility will cease to remain unsecured. In the event of the facility becomes secured, outstanding obligations shall be automatically secured by certain vessels and all domestic accounts receivable, subject to the liens and interests of other parties (including the Company’s bonding provider) holding first priority perfected liens.

The new credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. At June 30, 2012 the Company was in compliance with its debt covenants.

7. Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In June 2012, the Company granted 497 thousand options to purchase shares of common stock and 273 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board related compensation in stock grants. Compensation cost charged to expense related to these share-based compensation arrangements was $699 and $1,714, respectively, for the three and six months ended June 30, 2012 and $323 and $843, respectively, for the three and six months ended June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dredging
Contract revenues	$134,772	$125,085	$257,133	$261,682
Operating income	12,974	13,594	17,873	31,415

Demolition
Contract revenues	$31,760	$29,874	$64,306	$48,615
Operating income (loss)	(448)	(4,937)	1,439	(7,147)

Total
Contract revenues	$166,532	$154,959	$321,439	$310,297
Operating income	12,526	8,657	19,312	24,268

Dredging contract revenues for the three and six months ended June 30, 2012 are net of $62 and $1,374 in intersegment revenues. Demolition contract revenues for both the three and six months ended June 30, 2012 are net of $75 in intersegment revenues. In addition, foreign dredging revenue of $20,848 and $38,873 for the three and six months ended June 30, 2012, respectively, and $16,065 and $37,936 for the three and six months ended June 30, 2011, respectively, was primarily attributable to work done in the Middle East.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

9. Commitments and contingencies

Commercial commitments

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. As of June 30, 2012, the Company had no borrowings and $33,447 of letters of credit outstanding, resulting in $141,553 of availability under the Credit Agreement. At June 30, 2012, the Company was in compliance with its various covenants under its Credit Agreement.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a new bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The new bonding agreement contains no restrictive covenants and lesser collateral requirements than the previous bonding agreement. The Company has used Zurich for all bonding requirements beginning in September 2011. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2012, the Company had outstanding performance bonds valued at approximately $269,419; however, the revenue value remaining in backlog related to these projects totaled approximately $147,080.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of June 30, 2012, Great Lakes had $11,725 of letters of credit outstanding under this facility. At June 30, 2012, the Company also had $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

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

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims. The Company records an accrual when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material effect on results of operations, cash flows or financial condition.

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

During the prior quarter ended March 31, 2012, a favorable judgment was rendered in the Company’s loss of use claim related to the dredge New York allision in the approach channel to Port Newark, New Jersey. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision. Following a bench trial in the United States District Court in the Southern District of New York, the Court issued an opinion and order in the Company’s favor, entitling Great Lakes to $11,736 in damages plus pre-judgment interest. Judgment was rendered in the aggregate amount of $13,272. Defendants timely appealed the judgment to the United States Court of Appeals for the Second Circuit, and briefing on the appeal is expected to be completed before the end of the year. The Company cannot be assured when the appeal will be heard or predict the outcome of the appellate process.

10. Acquisition of noncontrolling interest

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

11. Subsidiary guarantors

The Company’s long-term debt at June 30, 2012 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s wholly-owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of June 30, 2012 and December 31, 2011;

(ii)	statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011; and

(iii)	statements of cash flows for the six months ended June 30, 2012 and 2011.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,623	$168	$—	$—	$70,791
Accounts receivable — net	112,289	608	—	—	112,897
Receivables from affiliates	56,184	8,344	7,685	(72,213)	—
Contract revenues in excess of billings	50,932	191	—	(234)	50,889
Inventories	48,696	—	—	—	48,696
Prepaid expenses and other current assets	36,429	30	6,473	—	42,932

Total current assets	375,153	9,341	14,158	(72,447)	326,205

PROPERTY AND EQUIPMENT—Net	316,408	52	—	—	316,460
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,369	360	—	—	98,729
INVENTORIES — Noncurrent	23,206	—	—	—	23,206
INVESTMENTS IN JOINT VENTURES	6,899	—	—	—	6,899
INVESTMENTS IN SUBSIDIARIES	3,397	—	645,270	(648,667)	—
OTHER	11,539	3	6,919	—	18,461

TOTAL	$834,971	$9,756	$666,347	$(721,114)	$789,960

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,668	$650	$334	$—	$80,652
Payables to affiliates	60,546	3,659	8,180	(72,385)	—
Accrued expenses	18,290	718	8,469	—	27,477
Billings in excess of contract revenues	19,939	122	—	(62)	19,999
Current portion of long term debt	2,658	—	—	—	2,658

Total current liabilities	181,101	5,149	16,983	(72,447)	130,786

LONG TERM NOTE PAYABLE	2,500	—	—	—	2,500
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	(74)	—	102,994	—	102,920
OTHER	7,384	—	769	—	8,153

Total liabilities	190,911	5,149	370,746	(72,447)	494,359

Total Great Lakes Dredge & Dock Corporation Equity	644,060	4,607	295,373	(648,667)	295,373
NONCONTROLLING INTERESTS	—	—	228	—	228

TOTAL EQUITY	644,060	4,607	295,601	(648,667)	295,601

TOTAL	$834,971	$9,756	$666,347	$(721,114)	$789,960

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$166,467	$2,251	$—	$(2,186)	$166,532
Costs of contract revenues	(142,315)	(2,514)	—	2,186	(142,643)

Gross profit	24,152	(263)	—	—	23,889

OPERATING EXPENSES:
General and administrative expenses	10,679	162	615	—	11,456
Gain on sale of assets—net	(93)	—	—	—	(93)

Operating income (loss)	13,566	(425)	(615)	—	12,526

Interest expense—net	(257)	(23)	(5,103)	—	(5,383)
Equity in earnings of subsidiaries	(223)	—	12,350	(12,127)	—
Equity in loss of joint ventures	(8)	—	—	—	(8)
Loss on foreign currency transactions—net	(21)	—	—	—	(21)

Income (loss) before income taxes	13,057	(448)	6,632	(12,127)	7,114

Income tax (provision) benefit	(482)	—	(2,286)	—	(2,768)

Net income (loss)	12,575	(448)	4,346	(12,127)	4,346
Net loss attributable to noncontrolling interests	—	—	91	—	91

Net income (loss) attributable to Great Lakes
Dredge & Dock Corporation	$12,575	$(448)	$4,437	$(12,127)	$4,437

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$10,813	$(456)	$2,667	$(10,357)	$2,667

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$151,223	$6,269	$—	$(2,533)	$154,959
Costs of contract revenues	(132,879)	(4,847)	—	2,533	(135,193)

Gross profit	18,344	1,422	—	—	19,766

OPERATING EXPENSES:
General and administrative expenses	12,522	208	892	—	13,622
Gain on sale of assets—net	(2,513)	—	—	—	(2,513)

Operating income (loss)	8,335	1,214	(892)	—	8,657

Interest expense—net	(49)	(54)	(4,808)	—	(4,911)
Equity in earnings (loss) of subsidiaries	1,160	—	11,567	(12,727)	—
Equity in loss of joint ventures	(123)	—	—	—	(123)
Loss on extinguishment of debt	—	—	—	—	—

Income (loss) before income taxes	9,323	1,160	5,867	(12,727)	3,623

Income tax benefit (provision)	2,244	—	(3,699)	—	(1,455)

Net income (loss)	11,567	1,160	2,168	(12,727)	2,168
Net income attributable to noncontrolling interests	—	—	(462)	—	(462)

Net income (loss) attributable to Great Lakes
Dredge & Dock Corporation	$11,567	$1,160	$1,706	$(12,727)	$1,706

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$10,753	$1,160	$892	$(11,913)	$892

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$321,911	$4,050	$—	$(4,522)	$321,439
Costs of contract revenues	(277,482)	(4,568)	—	4,522	(277,528)

Gross profit	44,429	(518)	—	—	43,911

OPERATING EXPENSES:
General and administrative expenses	23,248	348	1,127	—	24,723
Gain on sale of assets—net	(135)	—	11	—	(124)

Operating income (loss)	21,316	(866)	(1,138)	—	19,312

Interest expense—net	(538)	(51)	(10,053)	—	(10,642)
Equity in earnings of subsidiaries	(602)	—	18,697	(18,095)	—
Equity in loss of joint ventures	(24)	—	—	—	(24)
Loss on foreign currency transactions—net	(15)	—	—	—	(15)

Income (loss) before income taxes	20,137	(917)	7,506	(18,095)	8,631

Income tax (provision) benefit	(1,125)	—	(2,207)	—	(3,332)

Net income (loss)	19,012	(917)	5,299	(18,095)	5,299
Net loss attributable to noncontrolling interests	—	—	206	—	206

Net income (loss) attributable to Great Lakes
Dredge & Dock Corporation	$19,012	$(917)	$5,505	$(18,095)	$5,505

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$17,724	$(921)	$4,213	$(16,803)	$4,213

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$305,262	$9,586	$—	$(4,551)	$310,297
Costs of contract revenues	(259,788)	(7,852)	—	4,551	(263,089)

Gross profit	45,474	1,734	—	—	47,208

OPERATING EXPENSES:
General and administrative expenses	23,726	421	1,564	—	25,711
Gain on sale of assets—net	(2,771)	—	—	—	(2,771)

Operating income (loss)	24,519	1,313	(1,564)	—	24,268

Interest expense—net	(129)	(99)	(10,633)	—	(10,861)
Equity in earnings (loss) of subsidiaries	1,214	—	28,118	(29,332)	—
Equity in loss of joint ventures	(714)	—	—	—	(714)
Loss on extinguishment of debt	—	—	(5,145)	—	(5,145)

Income (loss) before income taxes	24,890	1,214	10,776	(29,332)	7,548

Income tax benefit (provision)	3,228	—	(6,210)	—	(2,982)

Net income (loss)	28,118	1,214	4,566	(29,332)	4,566
Net income attributable to noncontrolling interests	—	—	(468)	—	(468)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$28,118	$1,214	$4,098	$(29,332)	$4,098

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$27,870	$1,214	$3,850	$(29,084)	$3,850

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$9,512	$331	$(25,028)	$—	$(15,185)

INVESTING ACTIVITIES:
Purchases of property and equipment	(22,428)	—	—	—	(22,428)
Proceeds from dispositions of property and equipment	226	—	—	—	226

Net cash flows used in investing activities	(22,202)	—	—	—	(22,202)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(2,039)	—	(2,039)
Distributions paid to minority interests	—	—	(133)	—	(133)
Dividends paid	—	—	(2,482)	—	(2,482)
Dividend equivalents paid on restricted stock units	—	—	(22)	—	(22)
Taxes paid on settlement of vested share awards	—	—	(212)	—	(212)
Net change in accounts with affiliates	(25,246)	(4,477)	29,723	—	—
Repayments of equipment debt	(426)	—	—	—	(426)
Exercise of stock options	—	—	75	—	75
Excess income tax benefit from share-based compensation	—	—	118	—	118

Net cash flows provided by (used in) financing activities	(25,672)	(4,477)	25,028	—	(5,121)

Effect of foreign currency exchange rates on cash and cash equivalents	—	11	—	—	11

Net decrease in cash and cash equivalents	(38,362)	(4,135)	—	—	(42,497)

Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$70,623	$168	$—	$—	$70,791

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$3,004	$3,230	$(16,679)	$—	$(10,445)

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,583)	—	—	—	(13,583)
Proceeds from dispositions of property and equipment	7,275	—	—	—	7,275

Net cash flows used in investing activities	(6,308)	—	—	—	(6,308)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	—	250,000	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	—	(175,000)	—	(175,000)
Senior subordinated notes redemption premium	—	—	(2,264)	—	(2,264)
Deferred financing fees	—	—	(5,829)	—	(5,829)
Dividends paid	—	—	(2,236)	—	(2,236)
Dividend equivalents paid on restricted stock units	—	—	(11)	—	(11)
Taxes paid on vested share awards	—	—	(250)		(250)
Net change in accounts with affiliates	50,703	(2,893)	(47,810)	—	—
Repayments of equipment debt	(217)	—	—	—	(217)
Exercise of stock options	—	—	27	—	27

Excess income tax benefit from share-based compensation	—	—	52	—	52

Net cash flows provided by financing activities	50,486	(2,893)	16,679	—	64,272

Net increase in cash and cash equivalents	47,182	337	—	—	47,519

Cash and cash equivalents at beginning of period	48,416	62	—	—	48,478

Cash and cash equivalents at end of period	$95,598	$399	$—	$—	$95,997

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 15% of its dredging revenues for the first six months of 2012, compared with the Company’s prior three year average of 17%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which is responsible for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2012, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, and third parties operating under contracts with federal agencies were approximately 78% of dredging revenues, above the Company’s prior three year average of 59%.

The Company’s demolition subsidiaries are a major U.S. provider of commercial and industrial demolition services. Historically, the majority of the work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition operations continue to expand into the New York area and marine demolition markets, specifically bridge demolition. In the first six months of 2012, demolition revenues accounted for 20% of total revenues, above the prior three year average of 12%. The demolition segment’s principal services consist of exterior and interior demolition of commercial and industrial buildings, dismantling and disposal of aged or failing bridges, site development, salvage and recycling of related materials and removal of hazardous substances and materials. The Company’s demolition operations are one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.

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

Results of Operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(85.7)	(87.2)	(86.3)	(84.8)

Gross profit	14.3	12.8	13.7	15.2
General and administrative expenses	6.9	8.8	7.7	8.3
Gain on sale of assets—net	(0.1)	(1.6)	0.0	(0.9)

Operating income	7.5	5.6	6.0	7.8
Interest expense—net	(3.2)	(3.2)	(3.3)	(3.5)
Equity in loss of joint ventures	0.0	(0.1)	0.0	(0.2)
Loss on foreign currency transactions—net	0.0	0.0	0.0	0.0
Loss on extinguishment of debt	0.0	0.0	0.0	(1.7)

Income before income taxes	4.3	2.3	2.7	2.4
Income tax provision	(1.7)	(0.9)	(1.1)	(1.0)

Net income	2.6	1.4	1.6	1.4
Net (income) loss attributable to noncontrolling interests	0.1	(0.3)	0.1	(0.2)

Net income attributable to Great Lakes Dredge & Dock Corporation	2.7%	1.1%	1.7%	1.2%

Adjusted EBITDA	12.6%	11.2%	11.1%	13.5%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net income attributable to Great Lakes Dredge & Dock Corporation	$4,437	$1,706	$5,505	$4,098
Adjusted for:
Loss on extinguishment of debt	—	—	—	5,145
Interest expense—net	5,383	4,911	10,642	10,861
Income tax provision	2,768	1,455	3,332	2,982
Depreciation and amortization	8,359	9,238	16,123	18,804

Adjusted EBITDA	$20,947	$17,310	$35,602	$41,890

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues (in thousands)	2012	2011	Change	2012	2011	Change
Dredging:
Capital—U.S.	$44,703	$44,480	0.5%	$71,610	$90,509	(20.9)%
Capital—foreign	20,848	16,065	29.8%	38,873	37,936	2.5%
Beach nourishment	40,458	28,376	42.6%	71,641	46,233	55.0%
Maintenance	20,006	28,703	(30.3)%	59,239	75,942	(22.0)%
Rivers & lakes	8,757	7,461	17.4%	15,770	11,062	42.6%

Total dredging revenues	134,772	125,085	7.7%	257,133	261,682	(1.7)%
Demolition	31,760	29,874	6.3%	64,306	48,615	32.3%

Total revenues	$166,532	$154,959	7.5%	$321,439	$310,297	3.6%

Total revenue for the 2012 second quarter was $166.5 million, up $11.5 million or 8% from $155.0 million during the 2011 second quarter. Dredging contract revenues for the three and six months ended June 30, 2012 are net of $0.1 million and $1.4 million in intersegment revenues. Demolition contract revenues for both the three and six months ended June 30, 2012 are net of $0.1 million in intersegment revenues. The increases in beach nourishment, foreign capital and rivers & lakes revenue were offset by a decline in maintenance revenue. Demolition revenue for the quarter was $31.8 million, a 6% increase from $29.9 million a year ago. Revenue for the six months ended June 30, 2012 was up $11.1 million compared to the prior year, primarily due to an increase in demolition revenue.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased slightly to $44.7 million, an increase of 1%, in the 2012 second quarter compared to the 2011 second quarter. Domestic capital dredging revenue decreased $18.9 million, or 21%, in the first six months of 2012 compared to the same period in 2011. Domestic capital dredging revenues in the quarter and six months ended June 30, 2012 were primarily generated by work in the Ports of New York, as well as projects in Florida and Louisiana. Capital dredging for the first six months of 2011 included the completion of our work on the construction of sand berms off the coast of Louisiana, which accounted for approximately $19.7 million of revenue, that did not reoccur in 2012.

Foreign dredging revenue increased $4.8 million, or 30%, for the second quarter of 2012 to $20.8 million, and increased $0.9 million to $38.9 million for the six months ended June 30, 2012. Over 75% of second quarter 2012 foreign revenue was driven by two projects in Bahrain that are new in 2012. The second quarter of 2011 included two projects in South America that did not reoccur in 2012.

Beach nourishment projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach nourishment revenue in the 2012 second quarter increased $12.1 million, or 43%, from the 2011 second quarter. Year to date 2012 beach nourishment revenue increased $25.4 million, or 55%, compared to the first half of 2011. The significant increase in beach nourishment awards in the prior year created a larger supply of projects in backlog, of which the Company continued to convert into revenue. In the 2012 second quarter, the Company worked on several beach projects, including projects in Florida, New Jersey and Virginia.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue in the 2012 second quarter decreased by $8.7 million, or 30%, compared to the 2011 second quarter. Maintenance revenue in the first six months of 2012 decreased by $16.7 million, or 22%, compared to the first six months of 2011. Maintenance revenue in the first six months of 2011 was atypically high as the Company was able to work on maintenance projects that had been delayed from 2010 in order to work on construction of sand berms off the coast of Louisiana. During the second quarter of 2012, the Company performed maintenance dredging in Louisiana, North Carolina and New York.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the second quarter of 2012 was $8.8 million, an increase of $1.3 million or 17% compared to the second quarter of 2011. Rivers & lakes revenue in the first six months of 2012 was $15.8 million, an increase of $4.7 million or 43% compared to the first six months of 2011. The majority of the change relates to better weather conditions in the first quarter of 2012 allowing additional work to progress than otherwise would be possible. Rivers & lakes continued work on its large municipal lake project in Texas as well as other projects along the Mississippi River during the second quarter of 2012.

Consolidated gross profit for the 2012 second quarter increased by 21% to $23.9 million, from $19.8 million in the second quarter of 2011. Gross profit margin (gross profit divided by revenue) for the 2012 second quarter increased to 14.3% from 12.8% in the 2011 second quarter. Gross profit for the six months ended June 30, 2012 decreased by 7% to $43.9 million from $47.2 million in the same 2011 period, resulting in a decline in gross profit margin to 13.7% from 15.2%. The six month 2012 gross profit margin was lower due to weather impacts and lower dredge fixed cost coverage from the 2012 first quarter.

The Company’s general and administrative expenses totaled $11.5 million and $24.7 for the three and six months ended June 30, 2012. General and administrative expenses totaled $13.6 million and $25.7 million for the three and six months ended June 30, 2011. The decrease in 2012 is due largely to legal costs of $1.3 million of investigation-related expenses resulting from two subpoenas received by the demolition segment in April 2011. These expenses did not reoccur in 2012. In addition, amortization costs related to intangible assets from the Matteson acquisition have become fully amortized representing a decrease in general and administrative expenses of $0.5 million and $1.1 million for the quarter and six months ended 2012 over the same periods in the prior year.

Operating income for the three months ended June 30, 2012 increased 45% to $12.5 million, while operating income for the six months ended June 30, 2012 decreased 20% to $19.3 million, respectively, compared to the same periods of 2011.

The Company’s net interest expense totaled $5.4 million and $10.6 million, for the three and six months ended June 30, 2012, respectively, compared to $4.9 million and $10.9 million from the same period of 2011. Higher interest expense in the second quarter of 2012 over the same period in 2011 primarily relates to adjustments recorded from changes in fair value on the Company’s interest rate swaps and interest expense from the foreign exchange forward contracts. In the first quarter of 2011, the Company had two debt issuances outstanding at the same time that added duplicative interest expense of $1.1 million.

Income tax expense for the three and six months ended June 30, 2012 was $2.8 million and $3.3 million, respectively, compared to $1.5 million and $3.0 million for the same 2011 periods. This increase was primarily attributable to higher earnings generated in 2012. The effective tax rate for the six months ended June 30, 2012 was 38.9%, which is substantially consistent with the effective tax rate of 39.5% for the same period of 2011. The Company expects the tax rate for the full year to remain near 39%.

Net income attributable to Great Lakes Dredge & Dock Corporation was $4.4 million and earnings per diluted share were $0.07 for the 2012 second quarter as compared to $1.7 million and $0.03 for the same 2011 period. Net income attributable to Great Lakes Dredge & Dock Corporation and earnings per diluted share for the six months ended June 30, 2012 was $5.5 million and $0.09, respectively, compared to $4.1 million and $0.07 for the same 2011 period. The increase in the second quarter of 2012 is due to the higher operating income for the period. Net income in 2011 was reduced by a $5.1 million loss on extinguishment of debt. Adjusted EBITDA (as defined on page 26) was $20.9 million and $35.6 million for the three and six months ended June 30, 2012, respectively, compared with $17.3 million and $41.9 million in the same 2011 periods, for the reasons discussed above.

Results by segment

Dredging

Dredging revenues for the three and six months ended June 30, 2012 were $134.8 million and $257.1 million, respectively, compared to $125.1 million and $261.7 million for the same periods of 2011. Dredging revenues for the six months ended June 30, 2012 were driven by domestic capital work and beach nourishment each generating $71.6 million for the period. The increase in dredging revenue for the three months was due to an increase in beach nourishment, which was partially offset by a decrease in maintenance revenue. Dredging revenue for the six months increased due to continued strong beach nourishment revenue, which was partially offset by decreases in domestic capital revenue during the first quarter of 2011 and lower maintenance revenue year to date in 2012.

Gross profit margin in the dredging segment was 17.1% and 15.2% for the three and six months ended June 30, 2012 compared to gross profit margin in the dredging segment of 17.3% and 18.9% for the three and six months ended June 30, 2011, respectively, as gross profit was essentially the same for the second quarter of 2012 in comparison to the second quarter of 2011, while decreasing in the six months ended June 30, 2012 due largely to a slow first quarter of 2012 as the mix of project types and offshore weather conditions lowered dredge utilization that resulted in lower fixed cost coverage.

Dredging segment operating income was $13.0 million and $17.9 million for the three and six months ended June 30, 2012, compared to operating income of $13.6 million and $31.4 million for the three and six months ended June 30, 2011, respectively. The decrease in operating income for the six months ended June 30, 2012 is a result of the decrease in gross profit in the first quarter of 2012, as mentioned above, along with additional payroll and benefits of $1.9 million in the six months ended June 30, 2012, and the $2.1 million gain on the sale of the dredge Victoria Island in 2011. These items were partially offset as the six months ended June 30, 2011 included $1.1 million of amortization costs related to intangible assets from the Matteson acquisition, which have become fully amortized and are not included in 2012.

Demolition

Demolition revenues for the three and six months ended June 30, 2012 totaled $31.8 million and $64.3 million, respectively, compared to $29.9 million and $48.6 million for the same 2011 periods. The demolition segment experienced higher revenue levels in 2012 driven by bridge demolition work and a large site development project in New York as new demolition management has focused on large projects with higher margins in the current year.

Gross profit margin in the demolition segment was 2.5% and 7.5% for the three and six months ended June 30, 2012 compared to a negative gross margin of 6.2% and 4.5% for the three and six months ended June 30, 2011, respectively. The demolition segment generated an operating loss of $0.5 million and operating income of $1.4 million for the three and six months ended June 30, 2012, respectively, compared to an operating loss of $4.9 million and $7.1 million for the same periods of 2011. The increase in operating income during the first six months of 2012 is due to the increase in gross profit, and the $1.3 million of investigation-related expenses resulting from two subpoenas received in April 2011, which did not occur in the current year.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2012	2011	2011
Dredging:
Capital - U.S.	$104,283	$109,897	$49,086
Capital - foreign	225,999	78,379	53,941
Beach nourishment	34,111	84,607	62,228
Maintenance	10,907	31,293	12,935
Rivers & lakes	23,167	15,256	18,355

Dredging Backlog	398,467	319,432	196,545
Demolition	56,786	50,672	74,087

Total Backlog	$455,253	$370,104	$270,632

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. In addition, 24% of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2012 second quarter totaled $123.6 million, resulting in $353.2 million of work awarded during the first six months of 2012. This represents an increase of $19.8 million from the first half in the prior year. The second quarter of each year typically has fewer projects let to bid. The Company won 76%, or $20.0 million, of the beach nourishment projects awarded through June 30, 2012, as well as 16%, or $34.2 million, of the maintenance projects along with 96%, or $53.4 million, of capital projects and 42% or $24.1 million, of the rivers & lakes projects awarded year to date through June 30, 2012. The Company won 37% of the overall domestic bid market through June 30, 2012, which is in line with the Company’s prior three year average of 39%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

Several important developments occurred in the second quarter of 2012 that the Company expects to increase the domestic dredging bid market throughout the remainder of the current year and into future years. At the end of June, leaders in Congress agreed in principal to a $105 billion bill that provides highway funding for two years. Within this bill were provisions related to maritime issues, in particular spending provisions related to the Harbor Maintenance Trust Fund (“HMTF”) and the RESTORE Act. Each of these sections of the bill has significant impacts to dredging appropriations. The bill represented strong bicameral and bipartisan support for the infrastructure needs of our nation and easily passed Congress and was signed by the President.

Included in the bill are provisions calling for appropriation of HMTF monies to the Corps so that total budget resources on harbor maintenance for a fiscal year will be equal to the level of receipts. The recognition of the need for additional investment in U.S. ports and waterways is expected to support an increase of appropriations to future Corps’ budgets for maintenance dredging. Also included in the bill was a complete version of the RESTORE Act which requires 80 percent of all administrative, civil, and criminal penalties paid by a responsible party in connection with the Deepwater Horizon oil spill, to be deposited into a fund, together with any additional appropriations provided by law. This allocation will be directed to the Gulf States affected by the incident, most of which is intended for coastal protection works that generally include significant dredging.

In July the Administration followed with an announcement in July that the Corps will accelerate the approval process by at least nine months for deepening projects in five key East Coast ports. The President has announced that there are 43 priority infrastructure projects in total that are expected to be expedited. The public investment in port infrastructure is necessary as the ongoing expansion of the Panama Canal and initiatives to increase exports heightens the need for the U.S. to deepen its East and Gulf Coast ports to facilitate larger draft vessels from international trade. The announced acceleration will likely streamline feasibility studies and permitting to allow the Corps to complete many of the projects on a schedule in anticipation of the increased traffic expected through the Panama Canal.

The Company’s contracted dredging backlog was $398.5 million at June 30, 2012 compared to $319.4 million as of December 31, 2011. These amounts do not reflect approximately $28.5 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2012. At December 31, 2011 the amount of domestic low bids and options pending award was $36.1 million.

Domestic capital dredging backlog at June 30, 2012 was $5.6 million less than at December 31, 2011 as the Company continued to execute on its backlog previously awarded for capital projects in New York, Florida and Louisiana. Although few capital projects were let to bid in the second quarter, the Company still anticipates a strong capital dredging bid market in 2012 including the deepening project in Miami which is expected to be released in this year.

Beach nourishment dredging backlog at June 30, 2012 was $50.5 million lower than at December 31, 2011 as the Company worked off its prior backlog related to several beach projects on the East Coast and in Florida. There were no new beach nourishment projects let to bid in the quarter, but the Corps has announced the intention to bring several new beach nourishment projects in the next year. The Company’s backlog includes the large beach project in San Diego won in the first quarter of 2012.

Maintenance dredging backlog was $20.4 million lower at June 30, 2012 than at December 31, 2011. A significant contract for $10.8 million with pending options worth $6.0 million was added in the second quarter for channel maintenance in Louisiana. The additional contract was offset by continued work on existing projects in Louisiana, Georgia and Baltimore Harbor.

Rivers & lakes backlog is $7.9 million higher at June 30, 2012 than at December 31, 2011. Rivers & lakes continued to earn on projects in its backlog, including work on the large municipal lake project of $12.5 million and levee repair projects won in the first quarter of 2012. Rivers & lakes also has $7.3 million of pending options for rental work on the Mississippi River that are not included in backlog. The Corps is expected to let to bid several projects in the second half of 2012 related to flood repair on the Mississippi River and its tributaries that rivers & lakes expects to pursue.

Foreign capital dredging backlog increased $147.6 million at June 30, 2012 from December 31, 2011, due primarily to the award of the dredging contract for the Wheatstone LNG Project in Western Australia. The Company expects to realize at least $180 million in revenue on this project with the potential for greater income as the project details are finalized. The Company will deploy the dredge New York on the Company’s portion of the project for about 27 months to complete this significant international dredging opportunity. The Company also sees additional opportunities in the Middle East, Southeast Asia and South America that it continues to pursue.

Demolition services backlog was $6.1 million higher at June 30, 2012 from December 31, 2011. New projects awarded in the six months ended June 30, 2012 include the $22.2 million brownfield remediation project in New Jersey that was pending award at year end and three large civil site development projects that are expected each to generate over $3 million of revenue. A large portion of the backlog earned in the first six months of 2012 relates to the new management’s focus on large complex projects such as municipal developments in New York and specialty work such as bridge demolition in Louisiana, New Hampshire and New York.

Dredge New York litigation development

During the prior quarter ended March 31, 2012, a judgment in the aggregate amount of $13.3 was rendered in the Company’s favor in its litigation regarding the dredge New York loss of use claim. The defendants are appealing the judgment and the Company cannot be assured when the appeal will be heard or predict the outcome of the appellate process. For additional information regarding this matter, see Note 9 to the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash used in operating activities for the six months ended June 30, 2012 and 2011 totaled $15.2 million, and $10.4 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first six months of 2012, the increase in net cash used in operating activities was primarily the result of lower adjusted EBITDA and an increased investment in working capital as compared to the same period in the prior year.

The Company’s net cash flows used in investing activities for the first six months of 2012 and 2011 totaled $22.2 million and $6.3 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the six months ended June 30, 2012, the Company overhauled the engines on the dredge Alaska to provide increased useful life and efficiency. This engine overhaul added $5.3 million in investing capital expenditures during the six months ended June 30, 2012. Additionally, the Company purchased a $6.4 million storage yard during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company sold the dredge Victoria Island for $6.6 million of cash proceeds.

The Company’s net cash flows provided by (used in) financing activities for the six months ended June 30, 2012 and 2011 totaled ($5.1) million and $64.3 million, respectively. The Company issued $250 million of 7.375% senior notes in the first six months of 2011, resulting in $244.2 million of net proceeds. The Company used a portion of these net proceeds to redeem its $175 million of 7.75% senior subordinated notes in the first three months of 2011 for $180.0 million, which included a redemption premium and unpaid interest.

The Company paid $2.5 million in dividends in the first six months of 2012. The future declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, financial results and condition and legal requirements, including restrictions and limitations contained in the revolving credit facility and the indenture relating to its senior notes. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior revolving credit facility in an aggregate principal amount of up to $175 million, subfacilities for the issuance of standby letters of credit up to a $125 million sublimit, multicurrency borrowings up to a $50 million sublimit and swingline loans up to a $10 million sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $50 million. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, the Company will be in pro forma compliance with the existing financial covenants both before and after giving effect to the increase and other standard conditions. The prior credit agreement with Bank of America, N.A. was terminated.

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the new revolving credit facility will bear interest at the option of the Company of either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

The revolving credit facility is an unsecured facility and will remain unsecured provided the Company maintains a total leverage ratio less than or equal to 3.75 to 1.00 as of the end of each fiscal quarter. If the leverage ratio exceeds 3.75 to 1.00, or an event of default occurs and is not cured within the applicable grace period, the revolving credit facility will cease to remain unsecured. In the event of the facility becomes secured, outstanding obligations shall be automatically secured by certain vessels and all domestic accounts receivable, subject to the liens and interests of other parties (including the Company’s bonding provider) holding first priority perfected liens.

The new credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider.

The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior notes are unsecured. The Company’s material agreements related to long term debt contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants. The Company is in compliance with its various covenants under the respective agreements as of June 30, 2012.

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Brazilian Real, is reflected in the cumulative translation adjustment, net within accumulated other comprehensive income (loss). Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of June 30, 2012 has not materially changed since December 31, 2011. The market risk profile of the Company on December 31, 2011 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 9 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the three months ended June 30, 2012 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable.

Item 6. Exhibits

10.1	Employment Agreement dated as of April 9, 2012 between Great Lakes Dredge & Dock Company, LLC and David E. Simonelli. (1)

10.2	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Company, LLC and Kyle D. Johnson. (2)

10.3	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Company, LLC and John F. Karas. (3)

10.4	Credit Agreement dated as of June 4, 2012 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the other Credit Parties party thereto, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. (4)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012 (Commission file no. 001-33225).
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2012 (Commission file no. 001-33225).
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2012 (Commission file no. 001-33225).
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2012 (Commission file no. 001-33225).
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ BRUCE J. BIEMECK
Bruce J. Biemeck
President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 7, 2012

EXHIBIT INDEX

Number	Document Description

10.1	Employment Agreement dated as of April 9, 2012 between Great Lakes Dredge & Dock Company, LLC and David E. Simonelli. (1)

10.2	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Company, LLC and Kyle D. Johnson. (2)

10.3	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Company, LLC and John F. Karas. (3)

10.4	Credit Agreement dated as of June 4, 2012 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the other Credit Parties party thereto, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. (4)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012 (Commission file no. 001-33225).
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2012 (Commission file no. 001-33225).
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2012 (Commission file no. 001-33225).
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2012 (Commission file no. 001-33225).
*	Filed herewith.