Form 10-Q
period 2012-09-30
Great Lakes Dredge & Dock CORP
filed 2012-11-07
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, 59,279,750 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2012

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,324	$113,288
Accounts receivable—net	134,244	120,268
Contract revenues in excess of billings	62,146	26,412
Inventories	36,511	33,426
Prepaid expenses and other current assets	50,999	32,384

Total current assets	322,224	325,778

PROPERTY AND EQUIPMENT—Net	313,383	310,520
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,666	98,863
INVENTORIES—Noncurrent	37,354	30,103
INVESTMENTS IN JOINT VENTURES	7,076	6,923
OTHER	17,983	16,273

TOTAL	$796,686	$788,460

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,019	$82,745
Accrued expenses	23,905	31,121
Billings in excess of contract revenues	20,817	13,627
Current portion of long term debt	2,587	3,033

Total current liabilities	139,328	130,526

LONG TERM NOTE PAYABLE	2,500	2,500
7 3/8% SENIOR NOTES	250,000	250,000
DEFERRED INCOME TAXES	104,349	104,352
OTHER	6,757	8,545

Total liabilities	502,934	495,923

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:

Common stock—$.0001 par value; 90,000,000 authorized, 59,274,393 and 58,999,404 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	6	6
Additional paid-in capital	270,434	267,918
Retained earnings	23,650	24,042
Accumulated other comprehensive income (loss)	(547)	3

Total Great Lakes Dredge & Dock Corporation equity	293,543	291,969

NONCONTROLLING INTERESTS	209	568

Total equity	293,752	292,537

TOTAL	$796,686	$788,460

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Contract revenues	$166,763	$158,468	$488,202	$468,765
Costs of contract revenues	153,743	131,077	431,271	394,166

Gross profit	13,020	27,391	56,931	74,599
General and administrative expenses	11,667	12,736	36,390	38,447
Gain on sale of assets—net	(108)	(131)	(232)	(2,902)

Operating income	1,461	14,786	20,773	39,054
Interest expense—net	(5,105)	(5,571)	(15,747)	(16,432)
Equity in earnings (loss) of joint ventures	177	606	153	(108)
Loss on foreign currency transactions—net	(40)	(544)	(55)	(544)
Loss on extinguishment of debt	—	—	—	(5,145)

Income (loss) before income taxes	(3,507)	9,277	5,124	16,825
Income tax (provision) benefit	1,355	(3,618)	(1,977)	(6,600)

Net income (loss)	(2,152)	5,659	3,147	10,225
Net (income) loss attributable to noncontrolling interests	20	(57)	226	(525)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(2,132)	$5,602	$3,373	$9,700

Basic earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.04)	$0.10	$0.06	$0.16

Basic weighted average shares	59,253	58,930	59,154	58,863

Diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.04)	$0.09	$0.06	$0.16

Diluted weighted average shares	59,253	59,161	59,567	59,533

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(2,152)	$5,659	$3,147	$10,225
Currency translation adjustment—net of tax (1)	—	(374)	(4)	(374)
Reclassification of derivative losses to earnings—net of tax (2)	(85)	(183)	(348)	(1,250)
Change in fair value of derivatives—net of tax (3)	827	(347)	(198)	472

Other comprehensive income (loss)—net of tax	742	(904)	(550)	(1,152)

Comprehensive income (loss)	(1,410)	4,755	2,597	9,073
Comprehensive (income) loss attributable to noncontrolling interests	20	(57)	226	(525)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(1,390)	$4,698	$2,823	$8,548

(1)	Net of income tax (expense) benefit of $0 and $0 for the three months ended September 30, 2012 and 2011, respectively, and $(3) and $0 for nine months ended September 30, 2012 and 2011, respectively.
(2)	Net of income tax expense of $56 and $295 for the three months ended September 30, 2012 and 2011, respectively, and $231 and $830 for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Net of income tax (expense) benefit of $549 and $(246) for the three months ended September 30, 2012 and 2011, respectively, and $(132) and $(313) for the nine months ended September 30, 2012 and 2011, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except share amounts)

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Total
BALANCE—January 1, 2012	58,999,404	$6	$267,918	$24,042	$3	$568	$292,537

Share-based compensation	145,349	—	2,389	—	—	—	2,389
Vesting of restricted stock units, including impact of shares withheld for taxes	81,640	—	(212)	—	—	—	(212)
Exercise of stock options	48,000	—	200	—	—	—	200
Excess income tax benefit from share-based compensation	—	—	139	—	—	—	139
Dividends declared and paid	—	—	—	(3,726)	—	—	(3,726)
Dividend equivalents paid on restricted stock units	—	—	—	(39)	—	—	(39)
Distributions paid to noncontrolling interests	—	—	—	—	—	(133)	(133)
Net income	—	—	—	3,373	—	(226)	3,147

Other comprehensive loss—net of tax	—	—	—	—	(550)	—	(550)

BALANCE—September 30, 2012	59,274,393	$6	$270,434	$23,650	$(547)	$209	$293,752

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Total
BALANCE—January 1, 2011	58,770,369	$6	$266,329	$12,261	$357	$(2,128)	$276,825

Share-based compensation	77,369	—	1,224	—	—	—	1,224
Vesting of restricted stock units, including impact of shares withheld for taxes	106,428	—	(291)	—	—	—	(291)
Exercise of stock options	6,278	—	27	—	—	—	27
Excess income tax benefit from share-based compensation	—	—	48	—	—	—	48
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid	—	—	—	(3,473)	—	—	(3,473)
Dividend equivalents paid on restricted stock units	—	—	—	(20)	—	—	(20)
Net income	—	—	—	9,700	—	525	10,225

Other comprehensive loss—net of tax	—	—	—	—	(1,152)	—	(1,152)

BALANCE—September 30, 2011	58,960,444	$6	$267,297	$18,468	$(795)	$370	$285,346

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$3,147	$10,225
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	26,637	29,999
Equity in (earnings) loss of joint ventures	(153)	108
Loss on extinguishment of 7 3/4% senior subordinated notes	—	5,145
Deferred income taxes	1,386	8,793
Gain on dispositions of property and equipment	(232)	(2,902)
Gain on adjustment of contingent earnout	(240)	(1,122)
Amortization of deferred financing fees	957	1,181
Unrealized foreign currency loss	207	525
Share-based compensation expense	2,389	1,224
Excess income tax benefit from share-based compensation	(139)	(48)
Changes in assets and liabilities:
Accounts receivable	(16,260)	(13,279)
Contract revenues in excess of billings	(33,545)	(893)
Inventories	(10,616)	(4,524)
Prepaid expenses and other current assets	(16,027)	(11,641)
Accounts payable and accrued expenses	(1,733)	(9,027)
Billings in excess of contract revenues	7,189	728
Other noncurrent assets and liabilities	(2,177)	(866)

Net cash flows provided by (used in) by operating activities	(39,210)	13,626

INVESTING ACTIVITIES:
Purchases of property and equipment	(30,015)	(24,901)
Proceeds from dispositions of property and equipment	563	7,452

Net cash flows used in investing activities	(29,452)	(17,449)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	(175,000)
Senior subordinated notes redemption premium	—	(2,264)
Deferred financing fees	(2,039)	(5,962)
Distributions paid to minority interests	(133)	—
Dividends paid	(3,726)	(3,473)
Dividend equivalents paid on restricted stock units	(39)	(20)
Taxes paid on settlement of vested share awards	(212)	(291)
Repayments of equipment debt	(502)	(274)
Exercise of stock options	200	27
Excess income tax benefit from share-based compensation	139	48

Net cash flows provided by (used in) financing activities	(6,312)	62,791

Effect of foreign currency exchange rates on cash and cash equivalents	10	(396)

Net increase (decrease) in cash and cash equivalents	(74,964)	58,572
Cash and cash equivalents at beginning of period	113,288	48,478

Cash and cash equivalents at end of period	$38,324	$107,050

Supplemental Cash Flow Information
Cash paid for interest	$19,051	$12,714

Cash paid (refunded) for income taxes	$(4,840)	$5,282

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$7,693	$3,366

Property and equipment purchased on capital leases and equipment notes	$—	$2,085

Acquisition of noncontrolling interest in NASDI, LLC	$—	$40

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2012, and its results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011 have been included.

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

The Company operates in two reportable segments: dredging and demolition. These reportable segments are the Company’s operating segments and the reporting units at which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2012 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2013.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, zero options to purchase shares of common stock were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. In addition, and in accordance with the treasury stock method, 462 thousand shares of potentially dilutive stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding for the three months ended September 30, 2012, as the Company incurred a loss during this period. The impact of such shares would have been antidilutive. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$(2,132)	$5,602	$3,373	$9,700

Weighted-average common shares outstanding — basic	59,253	58,930	59,154	58,863
Effect of stock options and restricted stock units	—	231	413	670

Weighted-average common shares outstanding — diluted	59,253	59,161	59,567	59,533

Earnings (loss) per share — basic	$(0.04)	$0.10	$0.06	$0.16
Earnings (loss) per share — diluted	$(0.04)	$0.09	$0.06	$0.16

3. Accounts receivable and contracts in progress

Accounts receivable at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Completed contracts	$27,119	$38,317
Contracts in progress	94,671	69,469
Retainage	21,788	20,692

	143,578	128,478
Allowance for doubtful accounts	(750)	(1,839)

Total accounts receivable—net	$142,828	$126,639

Current portion of accounts receivable—net	$134,244	$120,268
Long-term accounts receivable and retainage	8,584	6,371

Total accounts receivable—net	$142,828	$126,639

The components of contracts in progress at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$333,058	$173,187
Amounts billed	(274,273)	(152,045)

Costs and earnings in excess of billings for contracts in progress	58,785	21,142

Costs and earnings in excess of billings for completed contracts	3,361	7,459

Total contract revenues in excess of billings	$62,146	$28,601

Current portion of contract revenues in excess of billings	$62,146	$26,412
Portion included in other noncurrent assets	—	2,189

Total contract revenues in excess of billings	$62,146	$28,601

Billings in excess of costs and earnings:
Amounts billed	$(451,568)	$(427,797)
Costs and earnings for contracts in progress	430,751	414,170

Total billings in excess of contract revenues	$(20,817)	$(13,627)

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At September 30, 2012 and December 31, 2011, the Company held certain derivative contracts that it uses to manage foreign currency risk, commodity price risk and interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$430	$—	$430	$—

Liabilities
Fuel hedge contracts	$459	$	$459	$
Foreign exchange contracts	13	—	13	—

Total liabilities measured at fair value	$472	$—	$472	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$449	$—	$449	$—
Interest rate swap contracts	755	—	755	—
Foreign exchange contracts	155	—	155	—

Total assets measured at fair value	$1,359	$—	$1,359	$—

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2011
Interest rate swap contracts
Balance at January 1	$1,264
Total unrealized gains (losses) included in earnings	(511)
Settlements	445

Balance at September 30	$1,198

Balance at July 1	$1,141
Total unrealized gains (losses) included in earnings	57
Settlements	—

Balance at September 30	$1,198

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At September 30, 2012 and December 31, 2011, the Company had one outstanding contract related to the Brazilian Real. This foreign exchange contract is not accounted for as a hedge.

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

As of September 30, 2012, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through March 2013. As of September 30, 2012, there were 5.0 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through March 2013. Under these swap agreements, the Company will pay fixed prices ranging from $2.86 to $3.29 per gallon.

At each balance sheet date, unrealized gains and losses on fuel hedge contracts are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Gains and losses realized upon settlement of fuel hedge contracts are reclassified from accumulated other comprehensive income (loss) as the fuel is utilized and included in fuel expense, which is a component of costs of contract revenues in the condensed consolidated statements of operations.

At September 30, 2012, the fair value liability of the fuel hedge contracts was estimated to be $459 and is recorded in accrued expenses. At December 31, 2011 the fair value asset of the fuel hedge contracts was estimated to be $449 and is recorded in other current assets. The loss reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2012 was $348. The remaining gains and losses included in accumulated other comprehensive income (loss) at September 30, 2012 will be reclassified into earnings over the next six months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the foreign exchange contracts, interest rate and fuel hedge contracts outstanding as of September 30, 2012 and December 31, 2011 is as follows:

		Fair Value at
		September 30,	December 31,
	Balance Sheet Location	2012	2011
Asset derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Other current assets	$—	$449
Derivatives not designated as hedges
Interest rate swaps	Other current assets	430	755
Foreign exchange contracts	Other current assets	—	155

Total asset derivatives		$430	$1,359

Liability derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Accrued expenses	$459	$—
Derivatives not designated as hedges
Foreign exchange contracts	Accrued expenses	13	—

Total liability derivatives		$472	$—

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at September 30, 2012. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $263,750 at September 30, 2012, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

5. Accrued expenses

Accrued expenses at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Insurance	$8,353	$8,285
Payroll and employee benefits	7,567	10,763
Interest	3,200	7,759
Income and other taxes	1,689	1,261
Percentage of completion adjustment	1,313	1,855
Fuel hedge liability	459	—
Other	1,324	1,198

Total accrued expenses	$23,905	$31,121

6. Long-term debt

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior revolving credit facility in an aggregate principal amount of up to $175,000, subfacilities for the issuance of standby letters of credit up to a $125,000 sublimit, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $50,000. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company will be in pro forma compliance with the existing financial covenants both before and after giving effect to the increase, and subject to other standard conditions. The prior credit agreement with Bank of America N.A. was terminated.

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

The new credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. At September 30, 2012 the Company was in compliance with its debt covenants.

7. Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In June 2012, the Company granted 497 thousand options to purchase shares of common stock and 273 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $675 and $2,389, respectively, for the three and nine months ended September 30, 2012 and $381 and $1,224, respectively, for the three and nine months ended September 30, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dredging
Contract revenues	$138,811	$134,591	$395,944	$396,273
Operating income	2,687	13,593	20,560	45,008

Demolition
Contract revenues	$27,952	$23,877	$92,258	$72,492
Operating income (loss)	(1,226)	1,193	213	(5,954)

Total
Contract revenues	$166,763	$158,468	$488,202	$468,765
Operating income	1,461	14,786	20,773	39,054

Dredging contract revenues for the nine months ended September 30, 2012 are net of $1,374 in intersegment revenues. Demolition contract revenues for the nine months ended September 30, 2012 are net of $75 in intersegment revenues. In addition, foreign dredging revenue of $36,329 and $75,202 for the three and nine months ended September 30, 2012 and $21,843 and $59,779 for the three and nine months ended September 30, 2011, respectively, was primarily attributable to work done in the Middle East as well as the early stages of mobilization for the Wheatstone LNG project in Western Australia.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

9. Commitments and contingencies

Commercial commitments

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. As of September 30, 2012, the Company had no borrowings and $33,252 of letters of credit outstanding, resulting in $141,748 of availability under the Credit Agreement. At September 30, 2012, the Company was in compliance with its various covenants under its Credit Agreement.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2012, the Company had outstanding performance bonds valued at approximately $457,924; however, the revenue value remaining in backlog related to these projects totaled approximately $133,252.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of September 30, 2012, Great Lakes had no of letters of credit outstanding under this facility. At September 30, 2012, the Company also had $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

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

During the quarter ended March 31, 2012, a favorable judgment was rendered in the Company’s loss of use claim related to the dredge New York allision in the approach channel to Port Newark, New Jersey. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision. Following a bench trial in the United States District Court in the Southern District of New York, the Court issued an opinion and order in the Company’s favor, entitling Great Lakes to $11,736 in damages plus pre-judgment interest. Judgment was rendered in the aggregate amount of $13,272. Defendants timely appealed the judgment to the United States Court of Appeals for the Second Circuit. Briefing on the appeal is now complete, and oral argument is expected to take place in the first half of 2013. The Company cannot be assured when the appeal will be heard or predict the outcome of the appellate process.

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

11. Subsidiary guarantors

The Company’s long-term debt at September 30, 2012 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of September 30, 2012 and December 31, 2011;

(ii)	statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011; and

(iii)	statements of cash flows for the nine months ended September 30, 2012 and 2011.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,157	$167	$—	$—	$38,324
Accounts receivable — net	133,369	875	—	—	134,244
Receivables from affiliates	71,773	8,466	7,443	(87,682)	—
Contract revenues in excess of billings	62,213	206	—	(273)	62,146
Inventories	36,511	—	—	—	36,511
Prepaid expenses and other current assets	40,433	30	10,536	—	50,999

Total current assets	382,456	9,744	17,979	(87,955)	322,224

PROPERTY AND EQUIPMENT—Net	313,338	45	—	—	313,383
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,317	349	—	—	98,666
INVENTORIES — Noncurrent	37,354	—	—	—	37,354
INVESTMENTS IN JOINT VENTURES	7,076	—	—	—	7,076
INVESTMENTS IN SUBSIDIARIES	3,359	—	649,387	(652,746)	—
OTHER	11,351	3	6,629	—	17,983

TOTAL	$853,251	$10,141	$673,995	$(740,701)	$796,686

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,308	$711	$—	$—	$92,019
Payables to affiliates	61,980	3,925	21,926	(87,831)	—
Accrued expenses	19,707	833	3,365	—	23,905
Billings in excess of contract revenues	20,808	133	—	(124)	20,817
Current portion of long term debt	2,587	—	—	—	2,587

Total current liabilities	196,390	5,602	25,291	(87,955)	139,328

LONG TERM NOTE PAYABLE	2,500	—	—	—	2,500
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	172	—	104,177	—	104,349
OTHER	5,982	—	775	—	6,757

Total liabilities	205,044	5,602	380,243	(87,955)	502,934

Total Great Lakes Dredge & Dock Corporation Equity	648,207	4,539	293,543	(652,746)	293,543
NONCONTROLLING INTERESTS	—	—	209	—	209

TOTAL EQUITY	648,207	4,539	293,752	(652,746)	293,752

TOTAL	$853,251	$10,141	$673,995	$(740,701)	$796,686

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$165,999	$2,300	$—	$(1,536)	$166,763
Costs of contract revenues	(153,011)	(2,268)	—	1,536	(153,743)

Gross profit	12,988	32	—	—	13,020

OPERATING EXPENSES:
General and administrative expenses	10,901	192	574	—	11,667
Gain on sale of assets—net	(192)	—	84	—	(108)

Operating income (loss)	2,279	(160)	(658)	—	1,461

Interest expense—net	(96)	(36)	(4,973)	—	(5,105)
Equity in earnings (loss) of subsidiaries	(37)	—	3,585	(3,548)	—
Equity in earnings of joint ventures	177	—	—	—	177
Loss on foreign currency transactions—net	(40)	—	—	—	(40)

Income (loss) before income taxes	2,283	(196)	(2,046)	(3,548)	(3,507)

Income tax (provision) benefit	1,461	—	(106)	—	1,355

Net income (loss)	3,744	(196)	(2,152)	(3,548)	(2,152)

Net loss attributable to noncontrolling interests	—	—	20	—	20

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$3,744	$(196)	$(2,132)	$(3,548)	$(2,132)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$4,486	$(196)	$(1,390)	$(4,290)	$(1,390)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$155,426	$6,796	$—	$(3,754)	$158,468
Costs of contract revenues	(127,306)	(7,525)	—	3,754	(131,077)

Gross profit	28,120	(729)	—	—	27,391

OPERATING EXPENSES:
General and administrative expenses	11,630	214	892	—	12,736
Gain on sale of assets—net	(131)	—	—	—	(131)

Operating income (loss)	16,621	(943)	(892)	—	14,786

Interest expense—net	(450)	(61)	(5,060)	—	(5,571)
Equity in earnings (loss) of subsidiaries	208	—	14,864	(15,072)	—
Equity in earnings of joint ventures	606	—	—	—	606
Loss on foreign currency transactions, net	(526)	(18)	—	—	(544)

Income (loss) before income taxes	16,459	(1,022)	8,912	(15,072)	9,277

Income tax (provision) benefit	(365)	—	(3,253)	—	(3,618)

Net income (loss)	16,094	(1,022)	5,659	(15,072)	5,659

Net income attributable to noncontrolling interests	—	—	(57)	—	(57)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$16,094	$(1,022)	$5,602	$(15,072)	$5,602

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$15,190	$(1,022)	$4,698	$(14,168)	$4,698

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$487,910	$6,350	$—	$(6,058)	$488,202
Costs of contract revenues	(430,493)	(6,836)	—	6,058	(431,271)

Gross profit	57,417	(486)	—	—	56,931

OPERATING EXPENSES:
General and administrative expenses	34,149	540	1,701	—	36,390
Gain on sale of assets—net	(327)	—	95	—	(232)

Operating income (loss)	23,595	(1,026)	(1,796)	—	20,773

Interest expense—net	(634)	(87)	(15,026)	—	(15,747)
Equity in earnings (loss) of subsidiaries	(639)	—	22,282	(21,643)	—
Equity in earnings of joint ventures	153	—	—	—	153
Loss on foreign currency transactions—net	(55)	—	—	—	(55)

Income (loss) before income taxes	22,420	(1,113)	5,460	(21,643)	5,124

Income tax (provision) benefit	336	—	(2,313)	—	(1,977)

Net income (loss)	22,756	(1,113)	3,147	(21,643)	3,147

Net loss attributable to noncontrolling interests	—	—	226	—	226

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$22,756	$(1,113)	$3,373	$(21,643)	$3,373

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$22,210	$(1,117)	$2,823	$(21,093)	$2,823

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (In thousands)
	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$460,688	$16,382	$—	$(8,305)	$468,765
Costs of contract revenues	(387,094)	(15,377)	—	8,305	(394,166)

Gross profit	73,594	1,005	—	—	74,599

OPERATING EXPENSES:
General and administrative expenses	35,356	635	2,456	—	38,447
Gain on sale of assets—net	(2,902)	—	—	—	(2,902)

Operating income (loss)	41,140	370	(2,456)	—	39,054

Interest expense—net	(579)	(160)	(15,693)	—	(16,432)
Equity in earnings (loss) of subsidiaries	1,422	—	42,982	(44,404)	—
Equity in earnings of joint ventures	(108)	—	—	—	(108)
Loss on foreign currency transactions, net	(526)	(18)	—	—	(544)
Loss on extinguishment of debt	—	—	(5,145)	—	(5,145)

Income (loss) before income taxes	41,349	192	19,688	(44,404)	16,825

Income tax (provision) benefit	2,863	—	(9,463)	—	(6,600)

Net income (loss)	44,212	192	10,225	(44,404)	10,225
Net income attributable to noncontrolling interests	—	—	(525)	—	(525)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$44,212	$192	$9,700	$(44,404)	$9,700

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$43,060	$192	$8,548	$(43,252)	$8,548

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (In thousands)
	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$(9,782)	$57	$(29,485)	$—	$(39,210)

INVESTING ACTIVITIES:
Purchases of property and equipment	(30,015)	—	—	—	(30,015)
Proceeds from dispositions of property and equipment	563	—	—	—	563

Net cash flows used in investing activities	(29,452)	—	—	—	(29,452)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(2,039)	—	(2,039)
Distributions paid to minority interests	—	—	(133)	—	(133)
Dividends paid	—	—	(3,726)	—	(3,726)
Dividend equivalents paid on restricted stock units	—	—	(39)	—	(39)
Taxes paid on settlement of vested share awards	—	—	(212)	—	(212)
Net change in accounts with affiliates	(31,092)	(4,203)	35,295	—	—
Repayments of equipment debt	(502)	—	—	—	(502)
Exercise of stock options	—	—	200	—	200
Excess income tax benefit from share-based compensation	—	—	139	—	139

Net cash flows provided by (used in) financing activities	(31,594)	(4,203)	29,485	—	(6,312)

Effect of foreign currency exchange rates on cash and cash equivalents	—	10	—	—	10

Net decrease in cash and cash equivalents	(70,828)	(4,136)	—	—	(74,964)

Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$38,157	$167	$—	$—	$38,324

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (In thousands)
	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$41,250	$(640)	$(26,984)	$—	$13,626

INVESTING ACTIVITIES:
Purchases of property and equipment	(24,894)	(7)	—	—	(24,901)
Proceeds from dispositions of property and equipment	7,452	—	—	—	7,452

Net cash flows used in investing activities	(17,442)	(7)	—	—	(17,449)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	—	250,000	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	—	(175,000)	—	(175,000)
Senior subordinated notes redemption premium	—	—	(2,264)	—	(2,264)
Deferred financing fees	—	—	(5,962)	—	(5,962)
Dividends paid	—	—	(3,473)	—	(3,473)
Dividend equivalents paid on restricted stock units	—	—	(20)	—	(20)
Taxes paid on vested share awards	—	—	(291)		(291)
Net change in accounts with affiliates	33,524	2,557	(36,081)	—	—
Capital contributions	(3,205)	3,205	—	—	—
Repayments of equipment debt	(274)	—	—	—	(274)
Exercise of stock options	—	—	27	—	27

Excess income tax benefit from share-based compensation	—	—	48	—	48

Net cash flows provided by financing activities	30,045	5,762	26,984	—	62,791

Effect of foreign currency exchange rates on cash and cash equivalents	—	(396)	—	—	(396)

Net increase in cash and cash equivalents	53,853	4,719	—	—	58,572

Cash and cash equivalents at beginning of period	48,416	62	—	—	48,478

Cash and cash equivalents at end of period	$102,269	$4,781	$—	$—	$107,050

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks associated with Great Lakes’ leverage, fixed price contracts, dependence on government contracts and funding, bonding requirement and obligations, international operations, backlog, severe weather related costs, uncertainty related to pending litigation, government regulation, restrictive debt covenants and fluctuations in quarterly operations, and those factors, risks and uncertainties that are described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 19% of its dredging revenues for the first nine months of 2012, compared with the Company’s prior three year average of 17%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. The Company’s “bid market” is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints. The Company experienced an average combined bid market share in the U.S. of 39% over the prior three years, including 41%, 60% and 32% of the domestic capital, beach nourishment and maintenance sectors, respectively. Rivers & lakes bid market share during the prior year of ownership by the Company is 39%.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which is responsible for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2012, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, and third parties operating under contracts with federal agencies, were approximately 72% of dredging revenues, above the Company’s prior three year average of 59%.

The Company’s demolition subsidiaries are a major U.S. provider of commercial and industrial demolition services. Historically, the majority of the work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition operations continue to expand into the New York area and marine demolition markets, specifically bridge demolition. In the first nine months of 2012, demolition revenues accounted for 19% of total revenues, above the prior three year average of 12%. The demolition segment’s principal services consist of exterior and interior demolition of commercial and industrial buildings, dismantling and disposal of aged or failing bridges, site development, salvage and recycling of related materials and removal of hazardous substances and materials. The Company’s demolition operations are one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.

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

Results of Operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(92.2)	(82.7)	(88.3)	(84.1)

Gross profit	7.8	17.3	11.7	15.9
General and administrative expenses	7.0	8.0	7.5	8.2
Gain on sale of assets—net	(0.1)	(0.1)	0.0	(0.6)

Operating income	0.9	9.4	4.2	8.3
Interest expense—net	(3.1)	(3.5)	(3.2)	(3.5)
Equity in earnings (loss) of joint ventures	0.1	0.4	0.0	0.0
Loss on foreign currency transactions—net	0.0	(0.3)	0.0	(0.1)
Loss on extinguishment of debt	0.0	0.0	0.0	(1.1)

Income (loss) before income taxes	(2.1)	6.0	1.0	3.6
Income tax provision	0.8	(2.3)	(0.4)	(1.4)

Net income (loss)	(1.3)	3.7	0.6	2.2
Net (income) loss attributable to noncontrolling interests	0.0	0.0	0.0	(0.1)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	(1.3)%	3.7%	0.6%	2.1%

Adjusted EBITDA	7.3%	16.4%	9.8%	14.5%

Adjusted EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense and debt extinguishment. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income (loss) attributable to Great Lakes Dredge & Dock Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(2,132)	$5,602	$3,373	$9,700
Adjusted for:
Loss on extinguishment of debt	—	—	—	5,145
Interest expense—net	5,105	5,571	15,747	16,432
Income tax provision (benefit)	(1,355)	3,618	1,977	6,600
Depreciation and amortization	10,514	11,195	26,637	29,999

Adjusted EBITDA	$12,132	$25,986	$47,734	$67,876

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2012	2011	Change	2012	2011	Change
Dredging:
Capital—U.S.	$45,456	$39,778	14.3%	$117,066	$130,287	(10.1)%
Capital—foreign	36,329	21,843	66.3%	75,202	59,779	25.8%
Beach nourishment	20,935	41,714	(49.8)%	92,576	87,947	5.3%
Maintenance	26,060	16,583	57.1%	85,299	92,525	(7.8)%
Rivers & lakes	10,031	14,673	(31.6)%	25,801	25,735	0.3%

Total dredging revenues	138,811	134,591	3.1%	395,944	396,273	(0.1)%
Demolition	27,952	23,877	17.1%	92,258	72,492	27.3%

Total revenues	$166,763	$158,468	5.2%	$488,202	$468,765	4.1%

Total revenue for the 2012 third quarter was $166.8 million, up $8.3 million or 5% from $158.5 million during the 2011 third quarter. For the nine months ended September 30, 2012, total revenue increased to $488.2 million from $468.8 million during such period in 2011, an increase of 4%. Dredging contract revenues for the nine months ended September 30, 2012 are net of $1.4 million in intersegment revenues. Demolition contract revenues for the nine months ended September 30, 2012 are net of $0.1 million in intersegment revenues. For the nine months ended September 30, 2012, total dredging revenues were in line with dredging revenues from the first nine months of 2011 with foreign capital revenue and beach nourishment revenue increasing and domestic capital revenue and maintenance revenue decreasing and rivers & lakes maintaining from the respective period in the prior year. Demolition revenue for the nine months ended September 30, 2012 increased $19.8 million, or 27% compared to the prior year adding to the increased total revenues for the Company.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased to $45.5 million, adding $5.7 million, or 14%, in the 2012 third quarter compared to the 2011 third quarter. Domestic capital dredging revenue decreased $13.2 million, or 10%, in the first nine months of 2012 compared to the same period in 2011. Domestic capital dredging revenues in the quarter and nine months ended September 30, 2012 continued to be generated by work in the Ports of New York, as well as projects in Florida, Delaware and Louisiana. Capital dredging for the first nine months of 2011 included the completion of our work on the construction of sand berms off the coast of Louisiana, which accounted for approximately $19.7 million of revenue that did not reoccur in 2012.

Foreign dredging revenue strongly increased $14.5 million, or 66%, for the third quarter of 2012 to $36.3 million, and increased $15.4 million to $75.2 million for the nine months ended September 30, 2012. The third quarter 2012 foreign revenue was driven by several projects in Bahrain, primarily our East Hidd land reclamation project as well as the early stages of mobilization for the Wheatstone LNG project in Western Australia.

Beach nourishment projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach nourishment revenue in the 2012 third quarter decreased $20.8 million, or 50%, from the 2011 third quarter. Year to date 2012 beach nourishment revenue increased $4.6 million, or 5%, compared to the first three quarters of 2011. In the prior year, a significant number of beach nourishment jobs were bid and awarded in the second and third quarter which drove prior year third quarter revenue higher as the dredging work was performed and revenue was earned. This drove the change from the prior year period. In the 2012 third quarter, the Company worked on beach nourishment projects in Florida, Virginia and California.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue in the 2012 third quarter increased by $9.5 million, or 57%, compared to the 2011 third quarter. In the quarter ended September 30, 2012, maintenance revenue included a large project in Louisiana and projects on the Mississippi River that were unique due to the drought in the Midwest U.S. during 2012. Maintenance revenue in the first nine months of 2012 decreased by $7.2 million, or 8%, compared to the first nine months of 2011. Maintenance revenue in the first half of 2011 was atypically high as the Company performed maintenance projects that had been delayed from 2010 in order to work on construction of sand berms off the coast of Louisiana, partially offset by the increase in Mississippi River projects mentioned above. In addition to performing maintenance dredging on the Mississippi River and in Louisiana, the Company also had projects in Delaware and Maryland during the third quarter of 2012.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the third quarter of 2012 was $10.0 million, a decrease of $4.6 million or 32% compared to the third quarter of 2011. The decrease in the current quarter relates to a large dollar value contract in the third quarter of 2011 that did not reoccur in the current year. Rivers & lakes revenue in the first nine months of 2012 was $25.8 million, in line with the revenue reported for the first nine months of 2011. Rivers & lakes continued work on its large municipal lake project in Texas as well as other projects along the Mississippi River during the third quarter of 2012.

Consolidated gross profit for the 2012 third quarter decreased by 52% to $13.0 million, from $27.4 million in the third quarter of 2011. Gross profit margin (gross profit divided by revenue) for the 2012 third quarter decreased to 7.8% from 17.3% in the 2011 third quarter. The decrease in consolidated gross profit and gross profit margin in the 2012 third quarter was primarily due to lower fixed cost coverage as Hurricane Isaac delayed four large dredging projects, as well as reduced equipment production that delayed the schedule and margin on existing projects. Gross profit for the nine months ended September 30, 2012 decreased by 24% to $56.9 million from $74.6 million in the same 2011 period, resulting in a decline in gross profit margin to 11.7% from 15.9%. The nine month 2012 gross profit margin was lower due to weather impacts in the first and third quarters of 2012 and equipment production delays both of which lower dredge fixed cost coverage.

The Company’s general and administrative expenses totaled $11.7 million and $36.4 million for the three and nine months ended September 30, 2012. General and administrative expenses totaled $12.7 million and $38.4 million for the three and nine months ended September 30, 2011. In the third quarter of 2011, there was a $1.1 million reduction of the liability related to the earnout potentially payable, related to the Matteson acquisition that was unique to that period. Also, the current quarter ended September 30, 2012 reflects $1.6 million in lower legal and bad debt expense as compared to the same period in the prior year. In addition, amortization costs related to intangible assets from the Matteson acquisition have become fully amortized, representing a decrease in general and administrative expenses of $0.6 million and $1.7 million for the quarter and nine months ended 2012 over the same periods in the prior year.

Operating income for the three months ended September 30, 2012 decreased 90% to $1.5 million, while operating income for the nine months ended September 30, 2012 decreased 47% to $20.8 million, respectively, compared to the same periods of 2011.

The Company’s net interest expense totaled $5.1 million and $15.7 million, for the three and nine months ended September 30, 2012, respectively, compared to $5.6 million and $16.4 million from the same period of 2011. The net interest expense in the three months ended September 30, 2012 is slightly lower primarily due to a reduction in the amount and rates on our equipment capital leases. In the first quarter of 2011, the Company had two debt issuances outstanding at the same time that added duplicative interest expense of $1.1 million.

Income tax expense for the three and nine months ended September 30, 2012 was a benefit of $1.4 million and a provision of $2.0 million, respectively, compared to $3.6 million and $6.6 million of provision for the same 2011 periods. This decrease was primarily attributable to the lower earnings generated in 2012. The effective tax rate for the nine months ended September 30, 2012 was 38.6%, which is substantially consistent with the effective tax rate of 39.2% for the same period of 2011. The Company expects the tax rate for the full year to remain near 39%.

Net loss attributable to Great Lakes Dredge & Dock Corporation was $2.1 million and the loss per diluted share was $0.04 for the 2012 third quarter compared to net income attributable to Great Lakes Dredge & Dock Corporation of $5.6 million and earnings per share of $0.09 for the same 2011 period. Net income attributable to Great Lakes Dredge & Dock Corporation and earnings per diluted share for the nine months ended September 30, 2012 was $3.4 million and $0.06, respectively, compared to $9.7 million and $0.16 for the same 2011 period. The decrease in the third quarter of 2012 is due to the lower operating income for the period described above, partially offset by the resulting income tax benefit. Net income in 2011 was reduced by a $5.1 million loss on extinguishment of debt.

Adjusted EBITDA (as defined on page 26) was $12.1 million and $47.7 million for the three and nine months ended September 30, 2012, respectively, compared with $26.0 million and $67.9 million in the same 2011 periods, for the reasons discussed above.

Results by segment

Dredging

Dredging revenues for the three and nine months ended September 30, 2012 were $138.8 million and $395.9 million, respectively, compared to $134.6 million and $396.3 million for the same periods of 2011. Dredging revenues for the nine months ended September 30, 2012 were in line with dredging revenues from the same period in 2011. The dredging segment for the three months ended September 30, 2012 included increases in domestic and foreign capital as well as maintenance revenues. These increases for the quarter were partially offset by lower beach nourishment and rivers & lakes revenues. Dredging revenue for the nine months contained larger dollar valued contracts in foreign capital jobs which drove the increased revenue in this category over the same period in the prior year. The domestic production mix experienced increases in beach nourishment revenue, offset by decreases in domestic capital and maintenance revenue year to date in 2012.

Gross profit margin in the dredging segment was 9.0% and 13.0% for the three and nine months ended September 30, 2012 compared to gross profit margin in the dredging segment of 17.5% and 18.4% for the three and nine months ended September 30, 2011, respectively. Dredging gross profit declined as Hurricane Isaac delayed four large dredging projects as well as reduced equipment production that delayed the schedule and margin on existing projects. These also impacted the gross profit margin for the nine months ended September 30, 2012 along with lower margins in a slow first quarter of 2012, which had been impacted by the mix of project types and offshore weather conditions.

Dredging segment operating income was $2.7 million and $20.6 million for the three and nine months ended September 30, 2012, compared to operating income of $13.6 million and $45.0 million for the three and nine months ended September 30, 2011, respectively. The decrease in operating income for the nine months ended September 30, 2012 is a result of the decrease in gross profit in the first and third quarters of 2012, as mentioned above, along with additional general and administrative payroll and benefits of $2.4 million in the nine months ended September 30, 2012, the $2.1 million gain on the sale of the dredge Victoria Island in 2011 and a $1.1 million reduction in 2011 of the liability related to the earnout potentially payable, related to the Matteson acquisition. These items were partially offset as the nine months ended September 30, 2011 included a $1.7 million of amortization costs related to intangible assets from the Matteson acquisition, which have become fully amortized and are not included in 2012.

Demolition

Demolition revenues for the three and nine months ended September 30, 2012 totaled $28.0 million and $92.3 million, respectively, compared to $23.9 million and $72.5 million for the same 2011 periods. The demolition segment experienced higher revenue levels in 2012 driven by bridge demolition work and large site development projects in New York as new demolition management has focused on large projects with higher margins.

Gross profit margin in the demolition segment was 2.0% and 5.9% for the three and nine months ended September 30, 2012 compared to a gross margin of 15.8% and 2.2% for the three and nine months ended September 30, 2011, respectively. The demolition segment generated an operating loss of $1.2 million and operating income of $0.2 million for the three and nine months ended September 30, 2012, respectively, compared to operating income of $1.2 million and an operating loss of $5.9 million for the same periods of 2011. The increase in operating income during the first nine months of 2012 is due to the increase in gross profit, and $1.6 million of higher legal expense in 2011, which did not occur in the current year.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2012	2011	2011
Dredging:
Capital - U.S.	$96,354	$109,897	$109,568
Capital - foreign	243,542	78,379	40,675
Beach nourishment	41,875	84,607	117,543
Maintenance	46,555	31,293	16,187
Rivers & lakes	34,827	15,256	13,391

Dredging Backlog	463,153	319,432	297,364
Demolition	42,574	50,672	68,029

Total Backlog	$505,727	$370,104	$365,393

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. In addition, 31% of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. In addition, the Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2012 third quarter totaled $324.9 million, resulting in $678.1 million of work awarded during the first nine months of 2012. This represents a decrease of $169.2 million from the same period in the prior year. The quarter ended September 30th typically represents the largest bidding quarter of each calendar year as this quarter coincides with the end of the U.S. government’s fiscal year. The bid market in the third quarter of 2011 was larger as there were a greater number of large contract value beach nourishment and domestic capital projects let to bid by governmental agencies. For the contracts released in the current year, the Company won 43%, or $48.0 million, of the beach nourishment projects awarded through September 30, 2012, as well as 25%, or $91.6 million, of the maintenance projects along with 74%, or $84.4 million, of the domestic capital projects and 45%, or $41.6 million, of the rivers & lakes projects awarded year to date through September 30, 2012. The Company won 39% of the overall domestic bid market through September 30, 2012, which parallels the Company’s prior three year average of 39%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $463.2 million at September 30, 2012 compared to $319.4 million as of December 31, 2011. These amounts do not reflect approximately $62.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at September 30, 2012. At December 31, 2011 the amount of domestic low bids and options pending award was $36.1 million.

Domestic capital dredging backlog at September 30, 2012 was $13.5 million less than at December 31, 2011 as progress on the Company’s capital projects in New York and Louisiana continued to convert backlog into revenue. River deepening projects in North Carolina and New Jersey were awarded during the quarter to add over $30 million to backlog. The Company anticipates a strong capital dredging bid market over the next twelve months. Several East Coast ports, including Miami, are accelerating their deepening efforts to facilitate larger draft vessels from international trade. In October 2012, the Corps began soliciting bids for the Miami harbor deepening with the expectation of an award date in the first quarter of 2013.

Beach nourishment dredging backlog at September 30, 2012 was $42.7 million lower than at December 31, 2011 as the Company finished three beach projects on the East Coast and began work renourishing beaches in Southern California. The Company was awarded projects in New York and New Jersey including a project near Ocean City that added over $15 million to backlog in the quarter and are planned to begin before year end.

Maintenance dredging backlog was $15.3 million higher at September 30, 2012 than at December 31, 2011. The Corps awarded several maintenance projects in the quarter including $24.2 million, which includes pending options, in the Baltimore harbor as well as $8.2 million to build a sill at the end of the Mississippi River to prevent saltwater from seeping upstream given the drought-lowered river levels. The Company continued work on existing projects in Louisiana and Delaware.

Rivers & lakes backlog is $19.6 million higher at September 30, 2012 than at December 31, 2011. Rivers & lakes continued to earn on projects in its backlog, including work on the Mississippi River and its tributaries performing maintenance dredging and levee repair projects. The Corps awarded the Company several projects on the Mississippi River and its tributaries to assist in keeping the waterway navigable during the summer months when a drought throughout the Midwest lowered the level of the river. In addition, rivers & lakes was awarded a $7.7 million multi-year contract to dredge sediment in Florida that would be used in phosphate mining.

Foreign capital dredging backlog increased to $243.5 million at September 30, 2012 from December 31, 2011, due primarily to the award of the dredging contract for the Wheatstone LNG project in Western Australia. The Company will deploy the dredge New York on the Company’s portion of the project for about 27 months to complete this significant international dredging opportunity. The Company also was awarded a $47.6 million contract for another land reclamation project in the Middle East. The Company also sees additional opportunities in the Middle East, Southeast Asia and South America that it continues to pursue.

Demolition services backlog was $8.1 million lower at September 30, 2012 from December 31, 2011. New projects awarded in the nine months ended September 30, 2012 include the $22.2 million brownfield remediation project in New Jersey that was pending award at year end and four large civil site development projects that are expected each to generate over $3 million of revenue, including a new power plant project awarded in the third quarter 2012. A large portion of the backlog earned in the first nine months of 2012 relates to the new management’s focus on large complex projects such as municipal developments in New York and specialty work such as bridge demolition in Louisiana, New Hampshire and New York.

Impact of Hurricane Sandy

In the fourth quarter of 2012, Hurricane Sandy impacted the East Coast of the United States and will adversely affect the Company’s fourth quarter earnings and cash flows from operations. Although the Company cannot yet quantify the full financial effect of the event, the Company currently estimates that it will lose a total of 25 working days, in aggregate, over seven projects impacted by the storm, which required the Company to move dredges and support equipment to protected waters. The Company’s project estimates include contingencies for normal weather that could offset some of these additional costs for lost time and fixed cost coverage. Currently, management believes there was minimal damage to the Company’s operating equipment and the affected projects have been restarted quickly. The Company also experienced damage to its facilities located in the path of Hurricane Sandy, but management does not believe the losses, net of insurance recoveries, will be material in future periods. Due to the significant damage to our nation’s coastline, the Company could obtain additional future revenue on some of these projects, which if obtained could mitigate the one-time expenses on these projects.

Dredge New York litigation development

During the quarter ended March 31, 2012, a judgment in the aggregate amount of $13.3 million was rendered in the Company’s favor in its litigation regarding the dredge New York loss of use claim. The defendants are appealing the judgment and the Company cannot be assured when the appeal will be heard or predict the outcome of the appellate process. For additional information regarding this matter, see Note 9 to the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities for the nine months ended September 30, 2012 and 2011 totaled $(39.2) million, and $13.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first nine months of 2012, the increase in net cash used in operating activities was primarily the result of lower adjusted EBITDA and an increased investment in working capital as compared to the same period in the prior year. Two projects with the most significant investment are Wheatstone and the Scofield coastal restoration.

The Company’s net cash flows used in investing activities for the first nine months of 2012 and 2011 totaled $29.5 million and $17.4 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the nine months ended September 30, 2012, the Company overhauled the engines on the dredge Alaska to provide increased useful life and efficiency. This engine overhaul added $5.4 million in investing capital expenditures during the nine months ended September 30, 2012. Additionally, the Company purchased a $6.4 million storage yard during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company sold the dredge Victoria Island for $6.6 million of cash proceeds.

The Company’s net cash flows provided by (used in) financing activities for the nine months ended September 30, 2012 and 2011 totaled $(6.3) million and $62.8 million, respectively. The Company issued $250 million of 7.375% senior notes in the first nine months of 2011, resulting in $244.2 million of net proceeds. The Company used a portion of these net proceeds to redeem its $175 million of 7.75% senior subordinated notes in the first three months of 2011 for $180.0 million, which included a redemption premium and unpaid interest.

The Company paid $3.7 million in dividends in the first nine months of 2012. The future declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, financial results and condition and legal requirements, including restrictions and limitations contained in the revolving credit facility and the indenture relating to its senior notes. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior revolving credit facility in an aggregate principal amount of up to $175 million, subfacilities for the issuance of standby letters of credit up to a $125 million sublimit, multicurrency borrowings up to a $50 million sublimit and swingline loans up to a $10 million sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $50 million. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, the Company will be in pro forma compliance with the existing financial covenants both before and after giving effect to the increase and other standard conditions. The prior credit agreement with Bank of America N.A. was terminated.

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

The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior notes are unsecured. The Company’s material agreements related to long term debt contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants. The Company is in compliance with its various covenants under the respective agreements as of September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of September 30, 2012 has not materially changed since December 31, 2011. The market risk profile of the Company on December 31, 2011 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 9 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the nine months ended September 30, 2012 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ WILLIAM S. STECKEL

William S. Steckel
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 7, 2012

EXHIBIT INDEX

Number	Document Description

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith.