Form 10-Q/A
period 2012-06-30
Great Lakes Dredge & Dock CORP
filed 2013-03-29
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Form 10-Q/A for the Quarterly Period Ended June 30, 2012

EXPLANATORY NOTE

Great Lakes Dredge & Dock Corporation (“Great Lakes”) is filing this Amendment No. 1 on Form 10-Q/A a) to restate its previously issued interim financial statements for 1) the recognition of revenue with respect to certain projects in its demolition segment and 2) the recognition of accelerated maintenance expense related to new international deployments and b) to address matters related to the foregoing with respect to Great Lakes’ disclosure controls and procedures. Subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, management became aware of a material weakness in our internal control over financial reporting. The restatement and conclusion regarding the material weakness affect Items 1, 2 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as originally filed with the Securities and Exchange Commission (“SEC”) on August 7, 2012.

Additionally, in connection with the filing of this Form 10-Q/A and pursuant to SEC rules, Great Lakes is including currently dated certifications in Item 6 of Part II.

Except as described in this Explanatory Note, no other portions of the originally filed Form 10-Q for the second quarter of 2012 were affected, but for the convenience of the reader, this interim report on Form 10-Q/A has been filed in its entirety. In addition, this Form 10-Q/A is presented as of the filing date of the original Form 10-Q and has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings with the SEC. For more information about the restatement and the related disclosure controls and procedures matters, please see Great Lakes’ Current Report on Form 8-K (Items 2.02 and 4.02(a)) filed on March 14, 2013.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2012

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE  & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(Restated, See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,791	$113,288
Accounts receivable—net	111,231	120,268
Contract revenues in excess of billings	48,649	26,412
Inventories	48,696	33,426
Prepaid expenses and other current assets	42,717	32,384

Total current assets	322,084	325,778
PROPERTY AND EQUIPMENT—Net	316,815	310,520
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,729	98,863
INVENTORIES—Noncurrent	23,206	30,103
INVESTMENTS IN JOINT VENTURES	6,899	6,923
OTHER	18,461	16,273

TOTAL	$786,194	$788,460

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,652	$82,745
Accrued expenses	26,877	31,121
Billings in excess of contract revenues	19,999	13,627
Current portion of long term debt	2,658	3,033

Total current liabilities	130,186	130,526
LONG TERM NOTE PAYABLE	2,500	2,500
7 3/8% SENIOR NOTES	250,000	250,000
DEFERRED INCOME TAXES	102,920	104,352
OTHER	8,153	8,545

Total liabilities	493,759	495,923

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000,000 authorized, 59,220,422 and 58,999,404 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	269,613	267,918
Retained earnings	23,877	24,042
Accumulated other comprehensive income (loss)	(1,289)	3

Total Great Lakes Dredge & Dock Corporation equity	292,207	291,969
NONCONTROLLING INTERESTS	228	568

Total equity	292,435	292,537

TOTAL	$786,194	$788,460

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated, See Note 1)		(Restated, See Note 1)
Contract revenues	$163,107	$154,959	$318,014	$310,297
Costs of contract revenues	144,401	135,193	279,286	263,089

Gross profit	18,706	19,766	38,728	47,208
General and administrative expenses	11,456	13,622	24,723	25,711
Gain on sale of assets—net	(93)	(2,513)	(124)	(2,771)

Operating income	7,343	8,657	14,129	24,268
Interest expense—net	(5,383)	(4,911)	(10,642)	(10,861)
Equity in loss of joint ventures	(8)	(123)	(24)	(714)
Loss on foreign currency transactions—net	(21)	—	(15)	—
Loss on extinguishment of debt	—	—	—	(5,145)

Income before income taxes	1,931	3,623	3,448	7,548
Income tax provision	(751)	(1,455)	(1,315)	(2,982)

Net income	1,180	2,168	2,133	4,566
Net (income) loss attributable to noncontrolling interests	91	(462)	206	(468)

Net income attributable to Great Lakes Dredge & Dock Corporation	$1,271	$1,706	$2,339	$4,098

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.02	$0.03	$0.04	$0.07
Basic weighted average shares	59,171	58,875	59,105	58,830
Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.02	$0.03	$0.04	$0.07
Diluted weighted average shares	59,534	59,184	59,493	59,228
Dividends declared per share	$0.02	$0.02	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated, See Note 1)		(Restated, See Note 1)
Net income	$1,180	$2,168	$2,133	$4,566
Currency translation adjustment—net of tax (1)	(8)	—	(4)	—
Reclassification of derivative gains (losses) to earnings—net of tax (2)	143	(444)	(263)	(1,067)
Change in fair value of derivatives —net of tax (3)	(1,905)	(370)	(1,025)	819

Other comprehensive income (loss)—net of tax	(1,770)	(814)	(1,292)	(248)

Comprehensive income (loss)	(590)	1,354	841	4,318
Comprehensive (income) loss attributable to noncontrolling interests	91	(462)	206	(468)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(499)	$892	$1,047	$3,850

(1)	Net of income tax (expense) benefit of $(5) and $0 for the three months ended June 30, 2012 and 2011, respectively, and $(3) and $0 for the six months ended June 30, 2012 and 2011, respectively.
(2)	Net of income tax (expense) benefit of $94 and $(295) for the three months ended June 30, 2012 and 2011, respectively, and $(175) and $(709) for the six months ended June 30, 2012 and 2011, respectively.
(3)	Net of income tax (expense) benefit of $(1,265) and $(246) for the three months ended June 30, 2012 and 2011, respectively, and $(681) and $544 for the six months ended June 30, 2012 and 2011, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except share amounts)

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
				(Restated, See Note 1)			(Restated, See Note 1)
BALANCE—January 1, 2012	58,999,404	$6	$267,918	$24,042	$3	$568	$292,537
Share-based compensation	122,136	—	1,714	—	—	—	1,714
Vesting of restricted stock units, including impact of shares withheld for taxes	81,640	—	(212)	—	—	—	(212)
Exercise of stock options	17,242	—	75	—	—	—	75
Excess income tax benefit from share based compensation	—	—	118	—	—	—	118
Dividends declared and paid	—	—	—	(2,482)	—	—	(2,482)
Dividend equivalents paid on restricted stock units	—	—	—	(22)	—	—	(22)
Distributions paid to noncontrolling interests	—	—	—	—	—	(134)	(134)
Net income	—	—	—	2,339	—	(206)	2,133
Other comprehensive loss—net of tax	—	—	—	—	(1,292)	—	(1,292)

BALANCE—June 30, 2012	59,220,422	$6	$269,613	$23,877	$(1,289)	$228	$292,435

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2011	58,770,369	$6	$266,329	$12,261	$357	$(2,128)	$276,825
Share-based compensation	57,215	—	843	—	—	—	843
Vesting of restricted stock units, including impact of shares withheld for taxes	81,387	—	(250)	—	—	—	(250)
Exercise of stock options	6,278	—	27	—	—	—	27
Excess income tax benefit from share based compensation	—	—	52	—	—	—	52
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid	—	—	—	(2,236)	—	—	(2,236)
Dividend equivalents paid on restricted stock units	—	—	—	(11)	—	—	(11)
Net income	—	—	—	4,098	—	468	4,566
Other comprehensive loss—net of tax	—	—	—	—	(248)	—	(248)

BALANCE—June 30, 2011	58,915,249	$6	$266,961	$14,112	$109	$313	$281,501

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(Restated, See Note 1)
OPERATING ACTIVITIES:
Net income	$2,133	$4,566
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	16,123	18,804
Equity in loss of joint ventures	24	714
Loss on extinguishment of 7 3/4% senior subordinated notes	—	5,145
Deferred income taxes	(478)	1,010
Gain on dispositions of property and equipment	(124)	(2,771)
Gain on adjustment of contingent earnout	(240)	—
Amortization of deferred financing fees	669	775
Unrealized foreign currency loss	378	—
Share-based compensation expense	1,714	843
Excess income tax benefit from share based compensation	(118)	(52)
Changes in assets and liabilities:
Accounts receivable	5,967	(13,025)
Contract revenues in excess of billings	(20,048)	(2,278)
Inventories	(8,653)	(362)
Prepaid expenses and other current assets	(5,658)	(12,432)
Accounts payable and accrued expenses	(12,371)	(5,523)
Billings in excess of contract revenues	6,371	(2,165)
Other noncurrent assets and liabilities	(519)	(3,694)

Net cash flows used in operating activities	(14,830)	(10,445)
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,783)	(13,583)
Proceeds from dispositions of property and equipment	226	7,275

Net cash flows used in investing activities	(22,557)	(6,308)
FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	(175,000)
Senior subordinated notes redemption premium	—	(2,264)
Deferred financing fees	(2,039)	(5,829)
Distributions paid to minority interests	(133)	—
Dividends paid	(2,482)	(2,236)
Dividend equivalents paid on restricted stock units	(22)	(11)
Taxes paid on settlement of vested share awards	(212)	(250)
Repayments of equipment debt	(426)	(217)
Exercise of stock options	75	27
Excess income tax benefit from share-based compensation	118	52

Net cash flows provided by (used in) financing activities	(5,121)	64,272

Effect of foreign currency exchange rates on cash and cash equivalents	11	—

Net increase (decrease) in cash and cash equivalents	(42,497)	47,519
Cash and cash equivalents at beginning of period	113,288	48,478

Cash and cash equivalents at end of period	$70,791	$95,997

Supplemental Cash Flow Information
Cash paid for interest	$9,602	$2,728

Cash paid (refunded) for income taxes	$(6,371)	$5,155

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$6,231	$4,303

Acquisition of noncontrolling interest in NASDI, LLC	$—	$40

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

Restatement

The Company has identified instances in its demolition segment where revenue was recognized in a manner not consistent with Great Lakes’ accounting policy. Great Lakes’ policy regarding pending change orders is to immediately recognize the costs but defer the recognition of the related revenue until the recovery is probable and collectability is reasonably assured. Certain pending change orders where client acceptance has not been finalized were included as revenue. As a result of this error, contract revenues were overstated by $3,906 for the three and six months ended June 30, 2012, respectively. Accounts receivable—net and contract revenues in excess of billings were overstated by $3,906.

In addition, the Company is restating certain costs related to the preparation of vessels for new international deployments that were originally recorded as a component of other current assets. These expenses are being recorded as a component of costs of contract revenues in conformity with their presentation at year end. The Company is also correcting for other immaterial adjustments that were initially recorded in the period they were identified. These immaterial adjustments are being recast into the periods in which they originated.

For the three and six months ended June 30, 2012, the errors noted above overstated net income by $3,166 and net income per basic and diluted common share by $0.05.

The effects of the restatement on certain line items within the Company’s previously issued financial statements are as follows:

	June 30, 2012
	As Reported	Restatement Adjustments	As Restated
Condensed Consolidated Balance Sheets
Accounts receivable—net	$112,897	$(1,666)	$111,231
Contract revenues in excess of billings	50,889	(2,240)	48,649
Prepaid expenses and other current assets	42,932	(215)	42,717
Total current assets	326,205	(4,121)	322,084
Property and Equipment—net	316,460	355	316,815
Total assets	789,960	(3,766)	786,194
Accrued expenses	27,477	(600)	26,877
Total Great Lakes Dredge & Dock Corporation equity	295,373	(3,166)	292,207

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations
Contract revenues	$166,532	$(3,425)	$163,107	$321,439	$(3,425)	$318,014
Costs of contract revenues	142,643	1,758	144,401	277,528	1,758	279,286
Gross profit	23,889	(5,183)	18,706	43,911	(5,183)	38,728
Operating income	12,526	(5,183)	7,343	19,312	(5,183)	14,129
Income tax provision	(2,768)	2,017	(751)	(3,332)	2,017	(1,315)
Net income	4,346	(3,166)	1,180	5,299	(3,166)	2,133
Net income attributable to Great Lakes Dredge & Dock Corporation	4,437	(3,166)	1,271	5,505	(3,166)	2,339
Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.07	$(0.05)	$0.02	$0.09	$(0.05)	$0.04
Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.07	$(0.05)	$0.02	$0.09	$(0.05)	$0.04

	For the six months ended June 30, 2012
	As Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Net cash flows used in operating activities	$(15,185)	$355	$(14,830)
Net cash flows used in investing activities	(22,202)	(355)	(22,557)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$1,271	$1,706	$2,339	$4,098
Weighted-average common shares outstanding — basic	59,171	58,875	59,105	58,830
Effect of stock options and restricted stock units	363	309	388	398

Weighted-average common shares outstanding — diluted	59,534	59,184	59,493	59,228

Earnings per share — basic	$0.02	$0.03	$0.04	$0.07
Earnings per share — diluted	$0.02	$0.03	$0.04	$0.07

3. Accounts receivable and contracts in progress

Accounts receivable at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Completed contracts	$30,713	$38,317
Contracts in progress	69,840	69,469
Retainage	21,220	20,692

	121,773	128,478
Allowance for doubtful accounts	(1,500)	(1,839)

Total accounts receivable—net	$120,273	$126,639

Current portion of accounts receivable—net	$111,231	$120,268
Long-term accounts receivable and retainage	9,042	6,371

Total accounts receivable—net	$120,273	$126,639

The components of contracts in progress at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$363,079	$173,187
Amounts billed	(315,811)	(152,045)

Costs and earnings in excess of billings for contracts in progress	47,268	21,142
Costs and earnings in excess of billings for completed contracts	1,381	7,459

Total contract revenues in excess of billings	$48,649	$28,601

Current portion of contract revenues in excess of billings	$48,649	$26,412
Portion included in other noncurrent assets	—	2,189

Total contract revenues in excess of billings	$48,649	$28,601

Billings in excess of costs and earnings:
Amounts billed	$(383,047)	$(427,797)
Costs and earnings for contracts in progress	363,048	414,170

Total billings in excess of contract revenues	$(19,999)	$(13,627)

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

5. Accrued expenses

Accrued expenses at June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Insurance	$7,736	$8,285
Interest	7,717	7,759
Payroll and employee benefits	6,608	10,763
Income and other taxes	1,268	1,261
Fuel hedge liability	1,695	—
Percentage of completion adjustment	525	1,855
Other	1,328	1,198

Total accrued expenses	$26,877	$31,121

6. Long-term debt

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior revolving credit facility in an aggregate principal amount of up to $175,000, subfacilities for the issuance of standby letters of credit up to a $125,000 sublimit, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $50,000. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, the Company will be in pro forma compliance with the existing financial covenants both before and after giving effect to the increase and other standard conditions. The prior credit agreement with Bank of America N.A., was terminated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dredging
Contract revenues	$135,253	$125,085	$257,614	$261,682
Operating income	11,697	13,594	16,596	31,415
Demolition
Contract revenues	$27,854	$29,874	$60,400	$48,615
Operating loss	(4,354)	(4,937)	(2,467)	(7,147)
Total
Contract revenues	$163,107	$154,959	$318,014	$310,297
Operating income	7,343	8,657	14,129	24,268

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,623	$168	$—	$—	$70,791
Accounts receivable — net	110,623	608	—	—	111,231
Receivables from affiliates	56,184	8,344	7,685	(72,213)	—
Contract revenues in excess of billings	48,692	191	—	(234)	48,649
Inventories	48,696	—	—	—	48,696
Prepaid expenses and other current assets	35,717	30	6,970	—	42,717

Total current assets	370,535	9,341	14,655	(72,447)	322,084
PROPERTY AND EQUIPMENT—Net	316,763	52	—	—	316,815
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,369	360	—	—	98,729
INVENTORIES — Noncurrent	23,206	—	—	—	23,206
INVESTMENTS IN JOINT VENTURES	6,899	—	—	—	6,899
INVESTMENTS IN SUBSIDIARIES	3,397	—	641,607	(645,004)	—
OTHER	11,539	3	6,919	—	18,461

TOTAL	$830,708	$9,756	$663,181	$(717,451)	$786,194

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,668	$650	$334	$—	$80,652
Payables to affiliates	60,546	3,659	8,180	(72,385)	—
Accrued expenses	17,690	718	8,469	—	26,877
Billings in excess of contract revenues	19,939	122	—	(62)	19,999
Current portion of long term debt	2,658	—	—	—	2,658

Total current liabilities	180,501	5,149	16,983	(72,447)	130,186
LONG TERM NOTE PAYABLE	2,500	—	—	—	2,500
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	(74)	—	102,994	—	102,920
OTHER	7,384	—	769	—	8,153

Total liabilities	190,311	5,149	370,746	(72,447)	493,759
Total Great Lakes Dredge & Dock Corporation Equity	640,397	4,607	292,207	(645,004)	292,207
NONCONTROLLING INTERESTS	—	—	228	—	228

TOTAL EQUITY	640,397	4,607	292,435	(645,004)	292,435

TOTAL	$830,708	$9,756	$663,181	$(717,451)	$786,194

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$163,042	$2,251	$—	$(2,186)	$163,107
Costs of contract revenues	(144,073)	(2,514)	—	2,186	(144,401)

Gross profit	18,969	(263)	—	—	18,706
OPERATING EXPENSES:
General and administrative expenses	10,679	162	615	—	11,456
Gain on sale of assets—net	(93)	—	—	—	(93)

Operating income (loss)	8,383	(425)	(615)	—	7,343
Interest expense—net	(257)	(23)	(5,103)	—	(5,383)
Equity in earnings of subsidiaries	(223)	—	8,687	(8,464)	—
Equity in loss of joint ventures	(8)	—	—	—	(8)
Loss on foreign currency transactions—net	(21)	—	—	—	(21)

Income (loss) before income taxes	7,874	(448)	2,969	(8,464)	1,931
Income tax (provision) benefit	1,038	—	(1,789)	—	(751)

Net income (loss)	8,912	(448)	1,180	(8,464)	1,180
Net loss attributable to noncontrolling interests	—	—	91	—	91

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$8,912	$(448)	$1,271	$(8,464)	$1,271

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$7,150	$(456)	$(499)	$(6,694)	$(499)

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$318,486	$4,050	$—	$(4,522)	$318,014
Costs of contract revenues	(279,240)	(4,568)	—	4,522	(279,286)

Gross profit	39,246	(518)	—	—	38,728
OPERATING EXPENSES:
General and administrative expenses	23,248	348	1,127	—	24,723
Gain on sale of assets—net	(135)	—	11	—	(124)

Operating income (loss)	16,133	(866)	(1,138)	—	14,129
Interest expense—net	(538)	(51)	(10,053)	—	(10,642)
Equity in earnings of subsidiaries	(602)	—	15,034	(14,432)	—
Equity in loss of joint ventures	(24)	—	—	—	(24)
Loss on foreign currency transactions—net	(15)	—	—	—	(15)

Income (loss) before income taxes	14,954	(917)	3,843	(14,432)	3,448
Income tax (provision) benefit	395	—	(1,710)	—	(1,315)

Net income (loss)	15,349	(917)	2,133	(14,432)	2,133
Net loss attributable to noncontrolling interests	—	—	206	—	206

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$15,349	$(917)	$2,339	$(14,432)	$2,339

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$14,061	$(921)	$1,047	$(13,140)	$1,047

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$9,867	$331	$(25,028)	$—	$(14,830)
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,783)	—	—	—	(22,783)
Proceeds from dispositions of property and equipment	226	—	—	—	226

Net cash flows used in investing activities	(22,557)	—	—	—	(22,557)
FINANCING ACTIVITIES:
Deferred financing fees	—	—	(2,039)	—	(2,039)
Distributions paid to minority interests	—	—	(133)	—	(133)
Dividends paid	—	—	(2,482)	—	(2,482)
Dividend equivalents paid on restricted stock units	—	—	(22)	—	(22)
Taxes paid on settlement of vested share awards	—	—	(212)	—	(212)
Net change in accounts with affiliates	(25,246)	(4,477)	29,723	—	—
Repayments of equipment debt	(426)	—	—	—	(426)
Exercise of stock options	—	—	75	—	75
Excess income tax benefit from share-based compensation	—	—	118	—	118

Net cash flows provided by (used in) financing activities	(25,672)	(4,477)	25,028	—	(5,121)

Effect of foreign currency exchange rates on cash and cash equivalents	—	11	—	—	11

Net decrease in cash and cash equivalents	(38,362)	(4,135)	—	—	(42,497)
Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$70,623	$168	$—	$—	$70,791

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks associated with Great Lakes’ leverage, fixed price contracts, dependence on government contracts and funding, bonding requirement and obligations, international operations, backlog, uncertainty related to pending litigation, government regulation, restrictive debt covenants and fluctuations in quarterly operations, and those factors, risks and uncertainties that are described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other securities filings by Great Lakes with the SEC.

Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. Great Lakes’ future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q/A are made only as of the date hereof and Great Lakes does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

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

The Company’s demolition subsidiaries are a major U.S. provider of commercial and industrial demolition services. Historically, the majority of the work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition operations continue to expand into the New York area and marine demolition markets, specifically bridge demolition. In the first six months of 2012, demolition revenues accounted for 19% of total revenues, above the prior three year average of 12%. The demolition segment’s principal services consist of exterior and interior demolition of commercial and industrial buildings, dismantling and disposal of aged or failing bridges, site development, salvage and recycling of related materials and removal of hazardous substances and materials. The Company’s demolition operations are one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.

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

Results of Operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(88.5)	(87.2)	(87.8)	(84.8)

Gross profit	11.5	12.8	12.2	15.2
General and administrative expenses	7.0	8.8	7.8	8.3
Gain on sale of assets—net	(0.1)	(1.6)	0.0	(0.9)

Operating income	4.6	5.6	4.4	7.8
Interest expense—net	(3.3)	(3.2)	(3.3)	(3.5)
Equity in loss of joint ventures	0.0	(0.1)	0.0	(0.2)
Loss on foreign currency transactions—net	0.0	0.0	0.0	0.0
Loss on extinguishment of debt	0.0	0.0	0.0	(1.7)

Income before income taxes	1.3	2.3	1.1	2.4
Income tax provision	(0.5)	(0.9)	(0.5)	(1.0)

Net income	0.8	1.4	0.6	1.4
Net (income) loss attributable to noncontrolling interests	0.1	(0.3)	0.1	(0.2)

Net income attributable to Great Lakes Dredge & Dock Corporation	0.9%	1.1%	0.7%	1.2%

Adjusted EBITDA	10.4%	11.2%	10.0%	13.5%

Adjusted EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment and accelerated maintenance expense for new international deployments. In the fourth quarter of 2012 and as recast in the second quarter of 2012, the Company has modified the Adjusted EBITDA calculation for accelerated maintenance expense for new international deployments that are not directly recoverable under the related dredging contract and are therefore expensed as incurred. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. As such, the exclusion of these accelerated maintenance expenses from the calculation of Adjusted EBITDA allows users of our financial statements to more easily compare our year-to-year results. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”) The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income attributable to Great Lakes Dredge & Dock Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands)
Net income attributable to Great Lakes Dredge & Dock Corporation	$1,271	$1,706	$2,339	$4,098
Adjusted for:
Accelerated maintenance expenses	1,276	—	1,276	—
Loss on extinguishment of debt	—	—	—	5,145
Interest expense—net	5,383	4,911	10,642	10,861
Income tax provision	751	1,455	1,315	2,982
Depreciation and amortization	8,359	9,238	16,123	18,804

Adjusted EBITDA	$17,040	$17,310	$31,695	$41,890

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues (in thousands)	2012	2011	Change	2012	2011	Change
Dredging:
Capital—U.S.	$45,184	$44,480	1.6%	$72,091	$90,509	(20.3)%
Capital—foreign	20,848	16,065	29.8%	38,873	37,936	2.5%
Beach nourishment	40,458	28,376	42.6%	71,641	46,233	55.0%
Maintenance	20,006	28,703	(30.3)%	59,239	75,942	(22.0)%
Rivers & lakes	8,757	7,461	17.4%	15,770	11,062	42.6%

Total dredging revenues	135,253	125,085	8.1%	257,614	261,682	(1.6)%
Demolition	27,854	29,874	(6.8)%	60,400	48,615	24.2%

Total revenues	$163,107	$154,959	5.3%	$318,014	$310,297	2.5%

Total revenue for the 2012 second quarter was $163.1 million, up $8.1 million or 5% from $155.0 million during the 2011 second quarter. Dredging contract revenues for the three and six months ended June 30, 2012 are net of $0.1 million and $1.4 million in intersegment revenues. Demolition contract revenues for both the three and six months ended June 30, 2012 are net of $0.1 million in intersegment revenues. The increases in beach nourishment, foreign capital and rivers & lakes revenue were offset by a decline in maintenance revenue. Demolition revenue for the quarter was $27.9 million, a 7% decrease from $29.9 million a year ago. Revenue for the six months ended June 30, 2012 was up $7.7 million compared to the prior year, primarily due to an increase in demolition revenue in the current year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased slightly to $45.2 million, an increase of 2%, in the 2012 second quarter compared to the 2011 second quarter. Domestic capital dredging revenue decreased $18.4 million, or 20%, in the first six months of 2012 compared to the same period in 2011. Domestic capital dredging revenues in the quarter and six months ended June 30, 2012 were primarily generated by work in the Ports of New York, as well as projects in Florida and Louisiana. Capital dredging for the first six months of 2011 included the completion of our work on the construction of sand berms off the coast of Louisiana, which accounted for approximately $19.7 million of revenue, that did not reoccur in 2012.

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

Consolidated gross profit for the 2012 second quarter decreased by 5% to $18.7 million, from $19.8 million in the second quarter of 2011. Gross profit margin (gross profit divided by revenue) for the 2012 second quarter decreased to 11.5% from 12.8% in the 2011 second quarter. Gross profit for the six months ended June 30, 2012 decreased by 18% to $38.7 million from $47.2 million in the same 2011 period, resulting in a decline in gross profit margin to 12.2% from 15.2%. The three and six month 2012 gross profit margin was lower due to costs incurred in excess of revenue recognized related to pending change orders in the demolition segment, weather impacts and lower dredge fixed cost coverage from the 2012 first quarter.

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

Operating income for the three months ended June 30, 2012 decreased 15% to $7.3 million, while operating income for the six months ended June 30, 2012 decreased 42% to $14.1 million, respectively, compared to the same periods of 2011.

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

Income tax expense for the three and six months ended June 30, 2012 was $0.8 million and $1.3 million, respectively, compared to $1.5 million and $3.0 million for the same 2011 periods. This decrease was primarily attributable to lower earnings generated in 2012. The effective tax rate for the six months ended June 30, 2012 was 38.1%, which is substantially consistent with the effective tax rate of 39.5% for the same period of 2011. The Company expects the tax rate for the full year to remain near 39%.

Net income attributable to Great Lakes Dredge & Dock Corporation was $1.3 million and earnings per diluted share were $0.02 for the 2012 second quarter as compared to $1.7 million and $0.03 for the same 2011 period. Net income attributable to Great Lakes Dredge & Dock Corporation and earnings per diluted share for the six months ended June 30, 2012 was $2.3 million and $0.04, respectively, compared to $4.1 million and $0.07 for the same 2011 period. The decrease in the second quarter of 2012 is due to the lower operating income for the period. Net income in 2011 was reduced by a $5.1 million loss on extinguishment of debt.

Adjusted EBITDA (as defined on page 28) was $17.0 million and $31.7 million for the three and six months ended June 30, 2012, respectively, compared with $17.3 million and $41.9 million in the same 2011 periods, for the reasons discussed above.

Results by segment

Dredging

Dredging revenues for the three and six months ended June 30, 2012 were $135.3 million and $257.6 million, respectively, compared to $125.1 million and $261.7 million for the same periods of 2011. Dredging revenues for the six months ended June 30, 2012 were driven by domestic capital work and beach nourishment generating $72.1 million and $71.6 million, respectively, for the period. The increase in dredging revenue for the three months was due to an increase in beach nourishment, which was partially offset by a decrease in maintenance revenue. Dredging revenue for the six months represents decreases in domestic capital revenue during the first quarter of 2012 and lower maintenance revenue year to date in 2012.

Gross profit margin in the dredging segment was 16.1% and 14.7% for the three and six months ended June 30, 2012 compared to gross profit margin in the dredging segment of 17.3% and 18.9% for the three and six months ended June 30, 2011, respectively. The decrease in gross profit margin for the three and six months ended June 30, 2012 was due largely to a slow first quarter of 2012 as the mix of project types and offshore weather conditions lowered dredge utilization that resulted in lower fixed cost coverage. Recognizing accelerated maintenance expenses related to the preparation of vessels for the Wheatstone project in Australia also decreased gross profit margin by $1.3 million.

Dredging segment operating income was $11.7 million and $16.6 million for the three and six months ended June 30, 2012, compared to operating income of $13.6 million and $31.4 million for the three and six months ended June 30, 2011, respectively. The decrease in operating income for the six months ended June 30, 2012 is a result of the decrease in gross profit, as mentioned above, along with additional payroll and benefits of $1.9 million in the six months ended June 30, 2012, and the $2.1 million gain on the sale of the dredge Victoria Island in 2011. These items were partially offset as the six months ended June 30, 2011 included $1.1 million of amortization costs related to intangible assets from the Matteson acquisition, which have become fully amortized and are not included in 2012.

Demolition

Demolition revenues for the three and six months ended June 30, 2012 totaled $27.9 million and $60.4 million, respectively, compared to $29.9 million and $48.6 million, respectively, for the same 2011 periods. The demolition segment experienced higher revenue levels in 2012 driven by bridge demolition work and a large site development project in New York.

The demolition segment had a negative gross profit margin of 11.2% and a gross profit margin of 1.6% for the three and six months ended June 30, 2012 compared to a negative gross profit margin of 6.2% and 4.5% for the three and six months ended June 30, 2011, respectively. In the six months ended June 30, 2011, the Company experienced greater cost overruns on demolition projects in the New York market that were commenced in 2010 than the comparable six months ended June 30, 2012. The demolition segment generated an operating loss of $4.4 million and $2.5 million for the three and six months ended June 30, 2012, respectively, compared to an operating loss of $4.9 million and $7.1 million for the same periods of 2011. The decrease in operating loss during the first six months of 2012 is due to the increase in gross profit, and the $1.3 million of investigation-related expenses resulting from two subpoenas received in April 2011, which did not occur in the current year.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2012	2011	2011
Dredging:
Capital—U.S.	$104,283	$109,897	$49,086
Capital—foreign	225,999	78,379	53,941
Beach nourishment	34,111	84,607	62,228
Maintenance	10,907	31,293	12,935
Rivers & lakes	23,167	15,256	18,355

Dredging Backlog	398,467	319,432	196,545
Demolition	56,786	50,672	74,087

Total Backlog	$455,253	$370,104	$270,632

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

The domestic dredging bid market for the 2012 second quarter totaled $123.6 million, resulting in $353.2 million of work awarded during the first six months of 2012. This represents an increase of $19.8 million from the first half in the prior year. The second quarter of each year typically has fewer projects placed let to bid. The Company won 76%, or $20.0 million, of the beach nourishment projects awarded through June 30, 2012, as well as 16%, or $34.2 million, of the maintenance projects along with 96%, or $53.4 million, of capital projects and 42% or $24.1 million, of the rivers & lakes projects awarded year to date through June 30, 2012. The Company won 37% of the overall domestic bid market through June 30, 2012, which is in line with the Company’s prior three year average of 39%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

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

In July the Administration followed with an announcement that the Corps will accelerate the approval process by at least nine months for deepening projects in five key East Coast ports. The President has announced that there are 43 priority infrastructure projects in total that are expected to be expedited. The public investment in port infrastructure is necessary as the ongoing expansion of the Panama Canal and initiatives to increase exports heightens the need for the U.S. to deepen its East and Gulf Coast ports to facilitate larger draft vessels from international trade. The announced acceleration will likely streamline feasibility studies and permitting to allow the Corps to complete many of the projects on a schedule in anticipation of the increased traffic expected through the Panama Canal.

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

The Company’s net cash used in operating activities for the six months ended June 30, 2012 and 2011 totaled $14.8 million, and $10.4 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first six months of 2012, the increase in net cash used in operating activities was primarily the result of lower adjusted EBITDA and an increased investment in working capital as compared to the same period in the prior year.

The Company’s net cash flows used in investing activities for the first six months of 2012 and 2011 totaled $22.6 million and $6.3 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the six months ended June 30, 2012, the Company overhauled the engines on the dredge Alaska to provide increased useful life and efficiency. This engine overhaul added $5.3 million in investing capital expenditures during the six months ended June 30, 2012. Additionally, the Company purchased a $6.4 million storage yard during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company sold the dredge Victoria Island for $6.6 million of cash proceeds.

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

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is a) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion was included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Subsequent to the filing of such Form 10-Q, however, we became aware of a material weakness in our internal control over financial reporting; namely, a weakness in our processes and controls to timely and consistently capture and analyze contract change orders in our demolition segment as a result of inadequate training of segment personnel and insufficient monitoring by corporate office personnel, such that we did not maintain effective internal control over revenue recognition with respect to accounting for pending change orders at our demolition segment.

As a result of this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 and our Chief Executive Officer and our Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to the existence of the material weakness in internal control over financial reporting.

Notwithstanding the material weakness that existed as of June 30, 2012, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has discussed the material weakness described above with our Audit Committee and external auditors. We have developed a remediation plan to address our material weakness described above. Our plan is designed to ensure that each area affected by a material control weakness is remediated properly. The remediation plan includes the following actions:

•

A comprehensive review of the organizational resources at our demolition segment, focused on the project management and accounting functions, to determine the appropriate level of staffing and skills and to ensure those resources are put in place.

•	The finance team at the demolition segment will report directly to the corporate finance function, instead of divisional leadership.

•	Increasing the level of resources in the accounting, internal audit and compliance functions at the corporate office.

•

Evaluating information technology systems in our demolition segment to ensure timely and accurate information is available for period-end reporting and analysis. The Company is currently installing new estimating and project management software at its demolition segment.

•	Training all appropriate demolition segment and corporate accounting personnel regarding the application of the Company’s accounting policy regarding revenue recognition.

The remediation plan will be administered by the Chief Financial Officer and will involve key leaders from across the organization, including the Chief Executive Officer and Chief Legal Officer.

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

Date: March 29, 2013

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