Form 10-Q/A
period 2012-09-30
Great Lakes Dredge & Dock CORP
filed 2013-03-29
CIK 1372020

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

Form 10-Q/A for the Quarterly Period Ended September 30, 2012

EXPLANATORY NOTE

Great Lakes Dredge & Dock Corporation (“Great Lakes”) is filing this Amendment No. 1 on Form 10-Q/A a) to restate its previously issued interim financial statements for 1) the recognition of revenue with respect to certain projects in its demolition segment and 2) the recognition of accelerated maintenance expense related to new international deployments and b) to address matters related to the foregoing with respect to Great Lakes’ disclosure controls and procedures. Subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, management became aware of a material weakness in our internal control over financial reporting. The restatement and conclusion regarding the material weakness affect Items 1, 2 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as originally filed with the Securities and Exchange Commission (“SEC”) on November 7, 2012.

Additionally, in connection with the filing of this Form 10-Q/A and pursuant to SEC rules, Great Lakes is including currently dated certifications in Item 6 of Part II.

Except as described in this Explanatory Note, no other portions of the originally filed Form 10-Q for the third quarter of 2012 were affected, but for the convenience of the reader, this interim report on Form 10-Q/A has been filed in its entirety. In addition, this Form 10-Q/A is presented as of the filing date of the original Form 10-Q and has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings with the SEC. For more information about the restatement and the related disclosure controls and procedures matters, please see Great Lakes’ Current Report on Form 8-K (Items 2.02 and 4.02(a)) filed on March 14, 2013.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2012

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
	(Restated, See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,324	$113,288
Accounts receivable—net	127,359	120,268
Contract revenues in excess of billings	60,846	26,412
Inventories	36,511	33,426
Prepaid expenses and other current assets	52,016	32,384

Total current assets	315,056	325,778
PROPERTY AND EQUIPMENT—Net	314,181	310,520
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,666	98,863
INVENTORIES—Noncurrent	37,354	30,103
INVESTMENTS IN JOINT VENTURES	7,076	6,923
OTHER	17,983	16,273

TOTAL	$790,316	$788,460

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,019	$82,745
Accrued expenses	23,905	31,121
Billings in excess of contract revenues	20,817	13,627
Current portion of long term debt	2,587	3,033

Total current liabilities	139,328	130,526
LONG TERM NOTE PAYABLE	2,500	2,500
7 3/8% SENIOR NOTES	250,000	250,000
DEFERRED INCOME TAXES	104,349	104,352
OTHER	6,757	8,545

Total liabilities	502,934	495,923

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000,000 authorized, 59,274,393 and 58,999,404 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	6	6
Additional paid-in capital	270,434	267,918
Retained earnings	17,280	24,042
Accumulated other comprehensive income (loss)	(547)	3

Total Great Lakes Dredge & Dock Corporation equity	287,173	291,969
NONCONTROLLING INTERESTS	209	568

Total equity	287,382	292,537

TOTAL	$790,316	$788,460

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated, See Note 1)		(Restated, See Note 1)
Contract revenues	$162,484	$158,468	$480,498	$468,765
Costs of contract revenues	154,664	131,077	433,950	394,166

Gross profit	7,820	27,391	46,548	74,599
General and administrative expenses	11,667	12,736	36,390	38,447
Gain on sale of assets—net	(108)	(131)	(232)	(2,902)

Operating income (loss)	(3,739)	14,786	10,390	39,054
Interest expense—net	(5,105)	(5,571)	(15,747)	(16,432)
Equity in earnings (loss) of joint ventures	177	606	153	(108)
Loss on foreign currency transactions—net	(40)	(544)	(55)	(544)
Loss on extinguishment of debt	—	—	—	(5,145)

Income (loss) before income taxes	(8,707)	9,277	(5,259)	16,825
Income tax (provision) benefit	3,351	(3,618)	2,036	(6,600)

Net income (loss)	(5,356)	5,659	(3,223)	10,225
Net (income) loss attributable to noncontrolling interests	20	(57)	226	(525)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(5,336)	$5,602	$(2,997)	$9,700

Basic earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.09)	$0.10	$(0.05)	$0.16
Basic weighted average shares	59,253	58,930	59,154	58,863
Diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.09)	$0.09	$(0.05)	$0.16
Diluted weighted average shares	59,253	59,161	59,154	59,533
Dividends declared per share	$0.02	$0.02	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated, See Note 1)		(Restated, See Note 1)
Net income (loss)	$(5,356)	$5,659	$(3,223)	$10,225
Currency translation adjustment—net of tax (1)	—	(374)	(4)	(374)
Reclassification of derivative losses to earnings—net of tax (2)	(85)	(183)	(348)	(1,250)
Change in fair value of derivatives—net of tax (3)	827	(347)	(198)	472

Other comprehensive income (loss)—net of tax	742	(904)	(550)	(1,152)

Comprehensive income (loss)	(4,614)	4,755	(3,773)	9,073
Comprehensive (income) loss attributable to noncontrolling interests	20	(57)	226	(525)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(4,594)	$4,698	$(3,547)	$8,548

(1)	Net of income tax (expense) benefit of $0 and $0 for the three months ended September 30, 2012 and 2011, respectively, and $(3) and $0 for nine months ended September 30, 2012 and 2011, respectively.
(2)	Net of income tax expense of $56 and $295 for the three months ended September 30, 2012 and 2011, respectively, and $231 and $830 for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Net of income tax (expense) benefit of $549 and $(246) for the three months ended September 30, 2012 and 2011, respectively, and $(132) and $(313) for the nine months ended September 30, 2012 and 2011, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except share amounts)

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Total
				(Restated, See Note 1)			(Restated, See Note 1)
BALANCE—January 1, 2012	58,999,404	$6	$267,918	$24,042	$3	$568	$292,537
Share-based compensation	145,349	—	2,389	—	—	—	2,389
Vesting of restricted stock units, including impact of shares withheld for taxes	81,640	—	(212)	—	—	—	(212)
Exercise of stock options	48,000	—	200	—	—	—	200
Excess income tax benefit from share-based compensation	—	—	139	—	—	—	139
Dividends declared and paid	—	—	—	(3,726)	—	—	(3,726)
Dividend equivalents paid on restricted stock units	—	—	—	(39)	—	—	(39)
Distributions paid to noncontrolling interests	—	—	—	—	—	(133)	(133)
Net loss	—	—	—	(2,997)	—	(226)	(3,223)
Other comprehensive loss—net of tax	—	—	—	—	(550)	—	(550)

BALANCE—September 30, 2012	59,274,393	$6	$270,434	$17,280	$(547)	$209	$287,382

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Total
BALANCE—January 1, 2011	58,770,369	$6	$266,329	$12,261	$357	$(2,128)	$276,825
Share-based compensation	77,369	—	1,224	—	—	—	1,224
Vesting of restricted stock units, including impact of shares withheld for taxes	106,428	—	(291)	—	—	—	(291)
Exercise of stock options	6,278	—	27	—	—	—	27
Excess income tax benefit from share-based compensation	—	—	48	—	—	—	48
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid	—	—	—	(3,473)	—	—	(3,473)
Dividend equivalents paid on restricted stock units	—	—	—	(20)	—	—	(20)
Net income	—	—	—	9,700	—	525	10,225
Other comprehensive loss—net of tax	—	—	—	—	(1,152)	—	(1,152)

BALANCE—September 30, 2011	58,960,444	$6	$267,297	$18,468	$(795)	$370	$285,346

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(Restated, See Note 1)
OPERATING ACTIVITIES:
Net income (loss)	$(3,223)	$10,225
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	26,637	29,999
Equity in (earnings) loss of joint ventures	(153)	108
Loss on extinguishment of 7 3/4% senior subordinated notes	—	5,145
Deferred income taxes	1,386	8,793
Gain on dispositions of property and equipment	(232)	(2,902)
Gain on adjustment of contingent earnout	(240)	(1,122)
Amortization of deferred financing fees	957	1,181
Unrealized foreign currency loss	207	525
Share-based compensation expense	2,389	1,224
Excess income tax benefit from share-based compensation	(139)	(48)
Changes in assets and liabilities:
Accounts receivable	(9,375)	(13,279)
Contract revenues in excess of billings	(32,245)	(893)
Inventories	(10,616)	(4,524)
Prepaid expenses and other current assets	(17,044)	(11,641)
Accounts payable and accrued expenses	(1,733)	(9,027)
Billings in excess of contract revenues	7,189	728
Other noncurrent assets and liabilities	(2,177)	(866)

Net cash flows provided by (used in) operating activities	(38,412)	13,626
INVESTING ACTIVITIES:
Purchases of property and equipment	(30,813)	(24,901)
Proceeds from dispositions of property and equipment	563	7,452

Net cash flows used in investing activities	(30,250)	(17,449)
FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	(175,000)
Senior subordinated notes redemption premium	—	(2,264)
Deferred financing fees	(2,039)	(5,962)
Distributions paid to minority interests	(133)	—
Dividends paid	(3,726)	(3,473)
Dividend equivalents paid on restricted stock units	(39)	(20)
Taxes paid on settlement of vested share awards	(212)	(291)
Repayments of equipment debt	(502)	(274)
Exercise of stock options	200	27
Excess income tax benefit from share-based compensation	139	48

Net cash flows provided by (used in) financing activities	(6,312)	62,791

Effect of foreign currency exchange rates on cash and cash equivalents	10	(396)

Net increase (decrease) in cash and cash equivalents	(74,964)	58,572
Cash and cash equivalents at beginning of period	113,288	48,478

Cash and cash equivalents at end of period	$38,324	$107,050

Supplemental Cash Flow Information
Cash paid for interest	$19,051	$12,714

Cash paid (refunded) for income taxes	$(4,840)	$5,282

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$7,693	$3,366

Property and equipment purchased on capital leases and equipment notes	$—	$2,085

Acquisition of noncontrolling interest in NASDI, LLC	$—	$40

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

Restatement

The Company has identified instances in its demolition segment where revenue was recognized in a manner not consistent with Great Lakes’ accounting policy. Great Lakes’ policy regarding pending change orders is to immediately recognize the costs but defer the recognition of the related revenue until the recovery is probable and collectability is reasonably assured. Certain pending change orders where client acceptance has not been finalized were included as revenue. As a result of this error, contract revenues were overstated by $4,279 and $8,185 for the three and nine months ended September 30, 2012, respectively. Accounts receivable—net and contract revenues in excess of billings were overstated by $8,185.

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

For the three and nine months ended, the errors noted above overstated net income by $3,204 and $6,370, respectively. Net income per basic and diluted common share was overstated by $0.05 and $0.11, respectively.

The effects of the restatement on certain line items within the Company’s previously issued financial statements are as follows:

	September 30, 2012
	As Reported	Restatement Adjustments	As Restated
Condensed Consolidated Balance Sheets
Accounts receivable—net	$134,244	$(6,885)	$127,359
Contract revenues in excess of billings	62,146	(1,300)	60,846
Prepaid expenses and other current assets	50,999	1,017	52,016
Total current assets	322,224	(7,168)	315,056
Property and equipment—net	313,383	798	314,181
Total assets	796,686	(6,370)	790,316
Total Great Lakes Dredge & Dock Corporation equity	293,543	(6,370)	287,173

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations
Contract revenues	$166,763	$(4,279)	$162,484	$488,202	$(7,704)	$480,498
Costs of contract revenues	153,743	921	154,664	431,271	2,679	433,950
Gross profit	13,020	(5,200)	7,820	56,931	(10,383)	46,548
Operating income (loss)	1,461	(5,200)	(3,739)	20,773	(10,383)	10,390
Income tax (provision) benefit	1,355	1,996	3,351	(1,977)	4,013	2,036
Net income (loss)	(2,152)	(3,204)	(5,356)	3,147	(6,370)	(3,223)
Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	(2,132)	(3,204)	(5,336)	3,373	(6,370)	(2,997)
Basic earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.04)	$(0.05)	$(0.09)	$0.06	$(0.11)	$(0.05)
Diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.04)	$(0.05)	$(0.09)	$0.06	$(0.11)	$(0.05)

	For the nine months ended September 30, 2012
	As Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Net cash flows used in operating activities	$(39,210)	$798	$(38,412)
Net cash flows used in investing activities	(29,452)	(798)	(30,250)

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2012, 462 and 413 thousand shares of potentially dilutive stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding, in accordance with the treasury stock method, as the Company incurred a loss during these periods. The impact of such shares would have been antidilutive. For the three and nine months ended September 30, 2011, zero options to purchase shares of common stock were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

(shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$(5,336)	$5,602	$(2,997)	$9,700
Weighted-average common shares outstanding — basic	59,253	58,930	59,154	58,863
Effect of stock options and restricted stock units	—	231	—	670

Weighted-average common shares outstanding — diluted	59,253	59,161	59,154	59,533

Earnings (loss) per share — basic	$(0.09)	$0.10	$(0.05)	$0.16
Earnings (loss) per share — diluted	$(0.09)	$0.09	$(0.05)	$0.16

3. Accounts receivable and contracts in progress

Accounts receivable at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Completed contracts	$27,119	$38,317
Contracts in progress	87,786	69,469
Retainage	21,788	20,692

	136,693	128,478
Allowance for doubtful accounts	(750)	(1,839)

Total accounts receivable—net	$135,943	$126,639

Current portion of accounts receivable—net	$127,359	$120,268
Long-term accounts receivable and retainage	8,584	6,371

Total accounts receivable—net	$135,943	$126,639

The components of contracts in progress at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$324,873	$173,187
Amounts billed	(267,388)	(152,045)

Costs and earnings in excess of billings for contracts in progress	57,485	21,142
Costs and earnings in excess of billings for completed contracts	3,361	7,459

Total contract revenues in excess of billings	$60,846	$28,601

Current portion of contract revenues in excess of billings	$60,846	$26,412
Portion included in other noncurrent assets	—	2,189

Total contract revenues in excess of billings	$60,846	$28,601

Billings in excess of costs and earnings:
Amounts billed	$(451,568)	$(427,797)
Costs and earnings for contracts in progress	430,751	414,170

Total billings in excess of contract revenues	$(20,817)	$(13,627)

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

The fair value of the foreign exchange contracts, interest rate and fuel hedge contracts outstanding as of September 30, 2012 and December 31, 2011 is as follows:

	Balance Sheet Location	Fair Value at
		September 30,	December 31,
		2012	2011
Asset derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Other current assets	$—	$449
Derivatives not designated as hedges
Interest rate swaps	Other current assets	430	755
Foreign exchange contracts	Other current assets	—	155

Total asset derivatives		$430	$1,359

Liability derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Accrued expenses	$459	$—
Derivatives not designated as hedges
Foreign exchange contracts	Accrued expenses	13	—

Total liability derivatives		$472	$—

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dredging
Contract revenues	$138,811	$134,591	$396,425	$396,273
Operating income	1,765	13,593	18,361	45,008
Demolition
Contract revenues	$23,673	$23,877	$84,073	$72,492
Operating income (loss)	(5,504)	1,193	(7,971)	(5,954)
Total
Contract revenues	$162,484	$158,468	$480,498	$468,765
Operating income (loss)	(3,739)	14,786	10,390	39,054

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,157	$167	$—	$—	$38,324
Accounts receivable — net	126,484	875	—	—	127,359
Receivables from affiliates	71,773	8,466	7,443	(87,682)	—
Contract revenues in excess of billings	60,913	206	—	(273)	60,846
Inventories	36,511	—	—	—	36,511
Prepaid expenses and other current assets	40,600	30	11,386	—	52,016

Total current assets	374,438	9,744	18,829	(87,955)	315,056
PROPERTY AND EQUIPMENT—Net	314,136	45	—	—	314,181
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	98,317	349	—	—	98,666
INVENTORIES — Noncurrent	37,354	—	—	—	37,354
INVESTMENTS IN JOINT VENTURES	7,076	—	—	—	7,076
INVESTMENTS IN SUBSIDIARIES	3,359	—	642,167	(645,526)	—
OTHER	11,351	3	6,629	—	17,983

TOTAL	$846,031	$10,141	$667,625	$(733,481)	$790,316

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,308	$711	$—	$—	$92,019
Payables to affiliates	61,980	3,925	21,926	(87,831)	—
Accrued expenses	19,707	833	3,365	—	23,905
Billings in excess of contract revenues	20,808	133	—	(124)	20,817
Current portion of long term debt	2,587	—	—	—	2,587

Total current liabilities	196,390	5,602	25,291	(87,955)	139,328
LONG TERM NOTE PAYABLE	2,500	—	—	—	2,500
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	172	—	104,177	—	104,349
OTHER	5,982	—	775	—	6,757

Total liabilities	205,044	5,602	380,243	(87,955)	502,934
Total Great Lakes Dredge & Dock Corporation Equity	640,987	4,539	287,173	(645,526)	287,173
NONCONTROLLING INTERESTS	—	—	209	—	209

TOTAL EQUITY	640,987	4,539	287,382	(645,526)	287,382

TOTAL	$846,031	$10,141	$667,625	$(733,481)	$790,316

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$161,720	$2,300	$—	$(1,536)	$162,484
Costs of contract revenues	(153,932)	(2,268)	—	1,536	(154,664)

Gross profit	7,788	32	—	—	7,820
OPERATING EXPENSES:
General and administrative expenses	10,901	192	574	—	11,667
Gain on sale of assets—net	(192)	—	84	—	(108)

Operating income (loss)	(2,921)	(160)	(658)	—	(3,739)
Interest expense—net	(96)	(36)	(4,973)	—	(5,105)
Equity in earnings (loss) of subsidiaries	(37)	—	28	9	—
Equity in earnings of joint ventures	177	—	—	—	177
Loss on foreign currency transactions—net	(40)	—	—	—	(40)

Income (loss) before income taxes	(2,917)	(196)	(5,603)	9	(8,707)
Income tax (provision) benefit	3,104	—	247	—	3,351

Net income (loss)	187	(196)	(5,356)	9	(5,356)
Net loss attributable to noncontrolling interests	—	—	20	—	20

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$187	$(196)	$(5,336)	$9	$(5,336)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$929	$(196)	$(4,594)	$(733)	$(4,594)

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$480,206	$6,350	$—	$(6,058)	$480,498
Costs of contract revenues	(433,172)	(6,836)	—	6,058	(433,950)

Gross profit	47,034	(486)	—	—	46,548
OPERATING EXPENSES:
General and administrative expenses	34,149	540	1,701	—	36,390
Gain on sale of assets—net	(327)	—	95	—	(232)

Operating income (loss)	13,212	(1,026)	(1,796)	—	10,390
Interest expense—net	(634)	(87)	(15,026)	—	(15,747)
Equity in earnings (loss) of subsidiaries	(639)	—	15,062	(14,423)	—
Equity in earnings of joint ventures	153	—	—	—	153
Loss on foreign currency transactions—net	(55)	—	—	—	(55)

Income (loss) before income taxes	12,037	(1,113)	(1,760)	(14,423)	(5,259)
Income tax (provision) benefit	3,499	—	(1,463)	—	2,036

Net income (loss)	15,536	(1,113)	(3,223)	(14,423)	(3,223)
Net loss attributable to noncontrolling interests	—	—	226	—	226

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$15,536	$(1,113)	$(2,997)	$(14,423)	$(2,997)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$14,990	$(1,117)	$(3,547)	$(13,873)	$(3,547)

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$(8,984)	$57	$(29,485)	$—	$(38,412)
INVESTING ACTIVITIES:
Purchases of property and equipment	(30,813)	—	—	—	(30,813)
Proceeds from dispositions of property and equipment	563	—	—	—	563

Net cash flows used in investing activities	(30,250)	—	—	—	(30,250)
FINANCING ACTIVITIES:
Deferred financing fees	—	—	(2,039)	—	(2,039)
Distributions paid to minority interests	—	—	(133)	—	(133)
Dividends paid	—	—	(3,726)	—	(3,726)
Dividend equivalents paid on restricted stock units	—	—	(39)	—	(39)
Taxes paid on settlement of vested share awards	—	—	(212)	—	(212)
Net change in accounts with affiliates	(31,092)	(4,203)	35,295	—	—
Repayments of equipment debt	(502)	—	—	—	(502)
Exercise of stock options	—	—	200	—	200
Excess income tax benefit from share-based compensation	—	—	139	—	139

Net cash flows provided by (used in) financing activities	(31,594)	(4,203)	29,485	—	(6,312)

Effect of foreign currency exchange rates on cash and cash equivalents	—	10	—	—	10

Net decrease in cash and cash equivalents	(70,828)	(4,136)	—	—	(74,964)
Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$38,157	$167	$—	$—	$38,324

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

The Company’s demolition subsidiaries are a major U.S. provider of commercial and industrial demolition services. Historically, the majority of the work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition operations continue to expand into the New York area and marine demolition markets, specifically bridge demolition. In the first nine months of 2012, demolition revenues accounted for 17% of total revenues, above the prior three year average of 12%. The demolition segment’s principal services consist of exterior and interior demolition of commercial and industrial buildings, dismantling and disposal of aged or failing bridges, site development, salvage and recycling of related materials and removal of hazardous substances and materials. The Company’s demolition operations are one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.

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

Results of Operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(95.2)	(82.7)	(90.3)	(84.1)

Gross profit	4.8	17.3	9.7	15.9
General and administrative expenses	7.2	8.0	7.6	8.2
Gain on sale of assets—net	(0.1)	(0.1)	0.0	(0.6)

Operating income (loss)	(2.3)	9.4	2.1	8.3
Interest expense—net	(3.1)	(3.5)	(3.3)	(3.5)
Equity in earnings (loss) of joint ventures	0.1	0.4	0.0	0.0
Loss on foreign currency transactions—net	0.0	(0.3)	0.0	(0.1)
Loss on extinguishment of debt	0.0	0.0	0.0	(1.1)

Income (loss) before income taxes	(5.3)	6.0	(1.2)	3.6
Income tax (provision) benefit	2.1	(2.3)	0.4	(1.4)

Net income (loss)	(3.2)	3.7	(0.8)	2.2
Net (income) loss attributable to noncontrolling interests	0.0	0.0	0.0	(0.1)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	(3.2)%	3.7%	(0.8)%	2.1%

Adjusted EBITDA	4.8%	16.4%	8.2%	14.5%

Adjusted EBITDA, as provided herein, represents net income (loss) attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment and accelerated maintenance expense for new international deployments. In the fourth quarter of 2012 and as recast in the second and third quarters of 2012, the Company has modified the Adjusted EBITDA calculation for accelerated maintenance expense for new international deployments that are not directly recoverable under the related dredging contract and are therefore expensed as incurred. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. As such, the exclusion of these accelerated maintenance expenses from the calculation of Adjusted EBITDA allows users of our financial statements to more easily compare our year-to-year results. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income (loss) attributable to Great Lakes Dredge & Dock Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(in thousands)
Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(5,336)	$5,602	$(2,997)	$9,700
Adjusted for:
Accelerated maintenance expenses	922	—	2,198	—
Loss on extinguishment of debt	—	—	—	5,145
Interest expense—net	5,105	5,571	15,747	16,432
Income tax provision (benefit)	(3,351)	3,618	(2,036)	6,600
Depreciation and amortization	10,514	11,195	26,637	29,999

Adjusted EBITDA	$7,854	$25,986	$39,549	$67,876

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2012	2011	Change	2012	2011	Change
Dredging:
Capital—U.S.	$45,456	$39,778	14.3%	$117,547	$130,287	(9.8)%
Capital—foreign	36,329	21,843	66.3%	75,202	59,779	25.8%
Beach nourishment	20,935	41,714	(49.8)%	92,576	87,947	5.3%
Maintenance	26,060	16,583	57.1%	85,299	92,525	(7.8)%
Rivers & lakes	10,031	14,673	(31.6)%	25,801	25,735	0.3%

Total dredging revenues	138,811	134,591	3.1%	396,425	396,273	0.0%
Demolition	23,673	23,877	(0.9)%	84,073	72,492	16.0%

Total revenues	$162,484	$158,468	2.5%	$480,498	$468,765	2.5%

Total revenue for the 2012 third quarter was $162.5 million, up $4.0 million or 3% from $158.5 million during the 2011 third quarter. For the nine months ended September 30, 2012 and 2011, total revenue increased to $480.5 million from $468.8 million during such period in 2011, an increase of 3%. Dredging contract revenues for the nine months ended September 30, 2012 are net of $1.4 million in intersegment revenues. Demolition contract revenues for the nine months ended September 30, 2012 are net of $0.1 million in intersegment revenues. For the nine months ended September 30, 2012, total dredging revenues were in line with dredging revenues from the first nine months of 2011 with foreign capital revenue and beach nourishment revenue increasing and domestic capital revenue and maintenance revenue decreasing and rivers & lakes maintaining from the respective period in the prior year. Demolition revenue for the nine months ended September 30, 2012 increased $11.6 million, or 16% compared to the prior year adding to the increased total revenues for the Company.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased to $45.5 million, adding $5.7 million, or 14%, in the 2012 third quarter compared to the 2011 third quarter. Domestic capital dredging revenue decreased $12.7 million, or 10%, in the first nine months of 2012 compared to the same period in 2011. Domestic capital dredging revenues in the quarter and nine months ended September 30, 2012 continued to be generated by work in the Ports of New York, as well as projects in Florida, Delaware and Louisiana. Capital dredging for the first nine months of 2011 included the completion of our work on the construction of sand berms off the coast of Louisiana, which accounted for approximately $19.7 million of revenue that did not reoccur in 2012.

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

Consolidated gross profit for the 2012 third quarter decreased by 71% to $7.8 million, from $27.4 million in the third quarter of 2011. Gross profit margin (gross profit divided by revenue) for the 2012 third quarter decreased to 4.8% from 17.3% in the 2011 third quarter. The decrease in consolidated gross profit and gross profit margin in the 2012 third quarter was primarily due to lower fixed cost coverage as Hurricane Isaac delayed four large dredging projects, as well as reduced equipment production that delayed the schedule and margin on existing projects. Gross profit for the nine months ended September 30, 2012 decreased by 38% to $46.5 million from $74.6 million in the same 2011 period, resulting in a decline in gross profit margin to 9.7% from 15.9%. The nine month 2012 gross profit margin was lower due to weather impacts in the first and third quarters of 2012 and equipment production delays both of which lower dredge fixed cost coverage.

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

Operating loss for the three months ended September 30, 2012 was $3.7 million compared to operating income of $14.8 million in the same period of 2011. Operating income for the nine months ended September 30, 2012 decreased 73% to $10.4 million compared to the nine months ended September 30, 2011.

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

Income tax expense for the three and nine months ended September 30, 2012 was a benefit of $3.4 million and $2.0 million, respectively, compared to $3.6 million and $6.6 million of provision for the same 2011 periods. This decrease was primarily attributable to the losses generated in 2012. The effective tax rate for the nine months ended September 30, 2012 was 38.7%, which is substantially consistent with the effective tax rate of 39.2% for the same period of 2011. The Company expects the tax rate for the full year to remain near 39%.

Net loss attributable to Great Lakes Dredge & Dock Corporation was $5.3 million and the loss per diluted share was $0.09 for the 2012 third quarter compared to net income attributable to Great Lakes Dredge & Dock Corporation of $5.6 million and earnings per share of $0.09 for the same 2011 period. Net loss attributable to Great Lakes Dredge & Dock Corporation and loss per diluted share for the nine months ended September 30, 2012 was $3.0 million and $0.05, respectively, compared to $9.7 million and $0.16 for the same 2011 period. The decrease in 2012 is due to the lower operating income for the periods described above, partially offset by the resulting income tax benefit. Net income in 2011 was reduced by a $5.1 million loss on extinguishment of debt.

Adjusted EBITDA (as defined on page 28) was $7.9 million and $39.5 million for the three and nine months ended September 30, 2012, respectively, compared with $26.0 million and $67.9 million in the same 2011 periods, for the reasons discussed above.

Results by segment

Dredging

Dredging revenues for the three and nine months ended September 30, 2012 were $138.8 million and $396.4 million, respectively, compared to $134.6 million and $396.3 million for the same periods of 2011. Dredging revenues for the nine months ended September 30, 2012 were in line with dredging revenues from the same period in 2011. The dredging segment for the three months ended September 30, 2012 included increases in domestic and foreign capital as well as maintenance revenues. These increases for the quarter were partially offset by lower beach nourishment and rivers & lakes revenues. Dredging revenue for the nine months contained larger dollar valued contracts in foreign capital jobs which drove the increased revenue in this category over the same period in the prior year. The domestic production mix experienced increases in beach nourishment revenue, offset by decreases in domestic capital and maintenance revenue year to date in 2012.

Gross profit margin in the dredging segment was 8.3% and 12.4% for the three and nine months ended September 30, 2012 compared to gross profit margin in the dredging segment of 17.5% and 18.4% for the three and nine months ended September 30, 2011, respectively. Dredging gross profit declined as Hurricane Isaac delayed four large dredging projects as well as reduced equipment production that delayed the schedule and margin on existing projects. These also impacted the gross profit margin for the nine months ended September 30, 2012 along with lower margins in a slow first quarter of 2012, which had been impacted by the mix of project types and offshore weather conditions.

Dredging segment operating income was $1.8 million and $18.4 million for the three and nine months ended September 30, 2012, compared to operating income of $13.6 million and $45.0 million for the three and nine months ended September 30, 2011, respectively. The decrease in operating income for the nine months ended September 30, 2012 is a result of the decrease in gross profit in the first and third quarters of 2012, as mentioned above, along with additional general and administrative payroll and benefits of $2.4 million in the nine months ended September 30, 2012, the $2.1 million gain on the sale of the dredge Victoria Island in 2011 and a $1.1 million reduction in 2011 of the liability related to the earnout potentially payable, related to the Matteson acquisition. These items were partially offset as the nine months ended September 30, 2011 included a $1.7 million of amortization costs related to intangible assets from the Matteson acquisition, which have become fully amortized and are not included in 2012.

Demolition

Demolition revenues for the three and nine months ended September 30, 2012 totaled $23.7 million and $84.1 million, respectively, compared to $23.9 million and $72.5 million for the same 2011 periods. Demolition revenues for the three months ended September 30, 2012 were in line with demolition revenues for the same period in 2011. The demolition segment experienced higher revenue levels for the nine months ended September 30, 2012 driven by bridge demolition work and large site development projects in New York.

The demolition segment had a negative gross profit margin of 15.7% and 3.3% for the three and nine months ended September 30, 2012 and a gross profit margin of 15.8% and 2.2% for the three and nine months ended September 30, 2011, respectively. In the first nine months of 2012, significant work was done on projects where costs were recognized immediately but the recognition of the related revenue was deferred until recovery was probable and collectability was reasonably assured according to the Company’s policy. The demolition segment generated an operating loss of $5.5 million and $8.0 million for the three and nine months ended September 30, 2012, respectively, compared to operating income of $1.2 million and an operating loss of $5.9 million for the same periods of 2011. The foregoing decrease in operating income and increase in the operating loss was due to the increase in negative gross profit margin described above.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2012	2011	2011
Dredging:
Capital—U.S.	$96,354	$109,897	$109,568
Capital—foreign	243,542	78,379	40,675
Beach nourishment	41,875	84,607	117,543
Maintenance	46,555	31,293	16,187
Rivers & lakes	34,827	15,256	13,391

Dredging Backlog	463,153	319,432	297,364
Demolition	42,574	50,672	68,029

Total Backlog	$505,727	$370,104	$365,393

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

The Company’s net cash provided by (used in) operating activities for the nine months ended September 30, 2012 and 2011 totaled $(38.4) million, and $13.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first nine months of 2012, the increase in net cash used in operating activities was primarily the result of lower adjusted EBITDA and an increased investment in working capital as compared to the same period in the prior year. Two projects with the most significant investment are Wheatstone and the Scofield coastal restoration.

The Company’s net cash flows used in investing activities for the first nine months of 2012 and 2011 totaled $30.3 million and $17.4 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the nine months ended September 30, 2012, the Company overhauled the engines on the dredge Alaska to provide increased useful life and efficiency. This engine overhaul added $5.4 million in investing capital expenditures during the nine months ended September 30, 2012. Additionally, the Company purchased a $6.4 million storage yard during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company sold the dredge Victoria Island for $6.6 million of cash proceeds.

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

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is a) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion was included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. Subsequent to the filing of such Form 10-Q, however, we became aware of a material weakness in our internal control over financial reporting; namely, a weakness in our processes and controls to timely and consistently capture and analyze contract change orders in our demolition segment as a result of inadequate training of segment personnel and insufficient monitoring by corporate office personnel, such that we did not maintain effective internal control over revenue recognition with respect to accounting for pending change orders at our demolition segment.

As a result of this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 and our Chief Executive Officer and our Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to the existence of the material weakness in internal control over financial reporting.

Notwithstanding the material weakness that existed as of September 30, 2012, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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