Form 10-K
period 2012-12-31
Great Lakes Dredge & Dock CORP
filed 2013-03-29
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33225

Great Lakes Dredge & Dock Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5336063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2122 York Road, Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

(630) 574-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, (Par Value $0.0001)	Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $403,307,145 at June 30, 2012. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 22, 2013, 59,366,430 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of Stockholders.

1

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2012, and in other securities filings by Great Lakes with the SEC.

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

The terms “we,” “our,” “ours,” “us,” “Great Lakes” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries.

Organization

Great Lakes is the largest provider of dredging services in the United States. The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. Great Lakes now provides dredging services in the East, West, and Gulf Coasts of the United States and worldwide. The Company also owns demolition service providers which primarily offer demolition and remediation services in the Northeast and Midwest U.S. areas. The Company has a 50% interest in Amboy Aggregates, a sand dredging operation in New Jersey and a 50% interest in TerraSea Environmental Solutions, (“TerraSea”) an environmental remediation services business.

On December 31, 2012, the Company acquired the assets and assumed certain liabilities of Terra Contracting, LLC (“Terra”), a respected provider of a wide variety of essential services for environmental, maintenance and infrastructure-related applications headquartered in Kalamazoo, MI, for a purchase price of approximately $26 million. The Terra acquisition has broadened the Company’s demolition segment with additional services and expertise as well as expanded its footprint in the Midwest.

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

At year end the Company operates in four operating segments that, through aggregation, comprise two reportable segments: dredging and demolition. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units. Prior to the re-evaluation of segments at year end, the Company had two reportable segments that were operating segments and the reporting units. Financial information about the Company’s reportable segments and operating revenues by geographic region is provided in Note 15 to the Company’s consolidated financial statements.

Dredging Operations (approximately 85% of 2012 total revenues)

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, coastal protection (formerly referred to as beach nourishment) and maintenance. The Company’s “bid market” is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints. The Company experienced an average combined bid market share in the U.S. of 39% over the prior three years, including 41%, 60% and 32% of the domestic capital, coastal protection and maintenance sectors, respectively. The foregoing bid market data does not reflect rivers & lakes activities. The Company’s average bid market share of rivers & lakes in the two years of activity since the Matteson acquisition is 39%.

In addition, the Company is the only U.S. dredging service provider with significant international operations. Over the prior three years, foreign dredging operations accounted for an average of 17% of the Company’s dredging revenues.

Domestic Dredging Operations

Over its 122-year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the U.S.

Capital (approximately 30% of 2012 dredging revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Coastal protection (approximately 22% of 2012 dredging revenues). Coastal protection was previously referred to as beach nourishment. Coastal protection is a more accurate description of this important dredging work that protects valuable infrastructure along the coast lines. Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities.

Maintenance (approximately 23% of 2012 dredging revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (approximately 6% of 2012 dredging revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. With the completion of the Matteson acquisition, commencing January 1, 2011 the Company was able to target and perform additional projects along U.S. inland waterways, which includes rivers and lakes. Establishing a presence in these markets enables the Company to bid for and take advantage of opportunities that were previously generally outside of its operating scope. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce the Company’s ability to operate and transport its equipment in the relevant geographies.

Foreign Dredging Operations (approximately 19% of 2012 dredging revenues)

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base. Over the last ten years, the Company has performed dredging work in the Middle East, Africa, India, the Caribbean and Central and South America. Most recently, the Company has focused its efforts on opportunities in Australia, the Middle East and South America as well as Southeast Asia.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its dredging services:

•

Deep port capital projects. Most U.S. ports have continual expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, is undergoing significant change as a result of the Panama Canal expansion. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently cannot use many U.S. ports. This is expected to put more pressure on U.S. ports such as Miami, Jacksonville, Savannah and Charleston to deepen in order to remain competitive. In addition, the Ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. The Company believes that port deepening and expansion work authorized under current and future legislation will provide significant opportunities for the domestic dredging industry in the future.

•

Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has completed a master plan calling for a $50 billion investment in their coastal infrastructure, with a significant portion of that involving dredging. The annual bid market for capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $342 million over the prior three years.

•

Substantial need for coastal protection. Beach erosion is a continuous problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beach front assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. The 2012 bid market was one of the largest in the last ten years. Supplemental funding in response to Superstorm Sandy is expected to significantly increase the coastal protection market in 2013 and beyond. The annual bid market for coastal protection over the prior three years averaged $192 million.

•

Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The U.S. Army Corps of Engineers (the “Corps”) is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The federal government has provided an increase to the Corps’ budget for navigation for the 2012 fiscal year over prior years. Another increase for navigation in fiscal year 2013 has been proposed by the President’s administration and is part of the final discussions included in the Continuing Resolution passed by Congress extending funding through the 2013 fiscal year. The maritime industry, including the ports, continues to advocate for Congressional efforts to ensure that a fully funded, recurring maintenance program is in place. Supplemental funding for Superstorm Sandy included $800 million for maintenance dredging. The annual bid market for maintenance dredging over the prior three years averaged $465 million.

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

•

Increasing requirements for environmental services. Both the dredging and demolition businesses have experienced requests for handling contaminated sediments and soils at project sites. The Environmental Protection Agency and several state agencies began to recognize the environmental hazards posed by stored industrial byproducts near waterways. The release of regulated pollutants into major waterways require the use of environmental dredging to remove the contaminated sediment. The capability to provide the environmental clean-up of not only the waterway, but also the processing of the contaminated sediment or any contaminated soil from other brownfield sites provides a targeted growth opportunity for Great Lakes.

•

Middle East market. Over the past ten years, the Middle East has been a strong market for dredging services. With the substantial income from oil revenues and real estate expansion, these countries have been undergoing extensive infrastructure expansion. The Company has seen an increase in the demand for infrastructure development in the Middle East which presents attractive opportunities that suit the Company’s equipment in the region.

•

International energy transportation. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. Great Lakes has committed vessels to create new berths for liquid natural gas (“LNG”) terminals being developed to export abundant energy resources from the west coast of Australia. Great Lakes is also dredging harbors for petroleum export facilities in Brazil. Future global energy demand will necessitate improvements in the infrastructure base around sources of rich resources and countries that import global energy.

•

Australia and Southeast Asia. Port traffic continues to surge in the developing markets throughout Southeast Asia and the Southwest Pacific. Advances in economic output in conjunction with growing populations and greater prosperity are driving increased shipping needs. With this growth in marine traffic comes a need for additional port capacity and infrastructure improvement. Great Lakes is investing resources in these markets and expects to see an increased demand for the Company’s dredging services.

Demolition Operations (approximately 15% of 2012 total revenues)

The demolition segment is a major U.S. provider of commercial and industrial demolition services such as interior and exterior demolition for site preparation as well as environmental remediation. Historically, the majority of the demolition segment’s work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition segment recently expanded into the New York area and marine demolition markets, specifically, bridge demolition across the eastern part of the U.S. Through an acquisition at the end of 2012, the demolition segment’s scope of work has been expanded into the Midwest U.S. market. Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building. Bridge demolition involves dismantling and disposal of aged or failing bridges. Bridge demolition contains several complex engineering tasks such as maneuvering around existing traffic flow, containment of hazardous materials contained in the bridge materials and removal of extended spans, frequently over water. Environmental remediation includes the removal of asbestos and other hazardous materials, the ability to remediate contaminated demolition materials and the cleanup of exterior environmental pollution. The successful partnership of the broadened demolition and remediation capabilities with the dredging expertise is an important component to the Company’s growth.

For additional details regarding Dredging Operations and Demolitions Operations, including financial information regarding our international and United States revenues and long-lived assets, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, including Footnote 15 to the Company’s consolidated financial statements.

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

Customers

Dredging

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2012, approximately 69% of the Company’s dredging revenues were generated from approximately 61 different contracts with federal agencies or third parties operating under contracts with federal agencies.

Foreign governments requiring infrastructure development are the primary dredging customers in international markets. Approximately 14% of the Company’s 2012 dredging revenues were earned from contracts with the government of Bahrain or entities supported by the government of Bahrain.

Demolition

Demolition customers include general contractors, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies. This segment benefits from key relationships with certain customers in the general contracting and public infrastructure industries. In 2012, one of the demolition segment’s customers was responsible for approximately 12% and another three customers were each responsible for 7% of the demolition segment’s annual revenues; however, the loss of any of these customers would not have a material adverse effect on Great Lakes as a whole.

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

Demolition

The demolition segment negotiates the majority of its demolition contracts, but the segment is participating to a greater extent with competitively bid municipal work projects. Significant revenue is generated in this segment from change orders on existing contracts. The Company has established a network of local contacts with developers and prime contractors that act as referral sources and enable the Company to procure demolition jobs on a sole-source basis. When the demolition segment bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds a reasonable margin. While there are numerous competitors in the demolition services market, the Company benefits from its size, relationships and reputation. Therefore, there are occasions where the Company is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

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

In September 2011, Great Lakes entered into a new bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. Great Lakes has never experienced difficulty in obtaining bonding for any of its projects; and Great Lakes has never failed to complete a marine project in its 122-year history. For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under the Credit Agreement (as defined below) or its separate facility which is supported by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program. Foreign bid guarantees are usually 2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Demolition

The demolition segment contracts with both private, non-government customers and governmental entities. In general, it is not required to secure bonding for projects with non-governmental customers but is required to secure bonding for projects with governmental entities.

Competition

Dredging

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment bonding and certification requirements; and government regulations. Great Lakes and three other companies comprised approximately 79% of the Company’s defined bid market related to domestic capital, coastal protection and maintenance over the prior three years. The foregoing percentage excludes work in the rivers & lakes market. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906, or “Dredging Act”, and Section 27 of the Merchant Marine Act of 1920, or “Jones Act”, provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

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

Demolition

The U.S. demolition and related services industry is highly fragmented and is comprised mostly of small regional companies. Unlike many of its competitors, the demolition segment is able to perform both smaller and larger, more complex projects. The demolition segment competes in the demolition and related services industry primarily on the basis of its experience, reputation, equipment, key client relationships and price.

Equipment

Dredging

Great Lakes’ fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S. The Company operates three principal types of dredging equipment: hopper dredges, hydraulic dredges and mechanical dredges.

Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another. Hopper dredges primarily work on coastal protection and maintenance projects.

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

Demolition

The demolition segment owns and operates specialized demolition equipment, including a fleet of excavators equipped with shears, pulverizers, processors, grapples, and hydraulic hammers that provide high-capacity processing of construction and demolition debris for recycling, reclamation and disposal. The Company also owns and maintains a large number of skid-steer loaders, heavy-duty large-capacity loaders, cranes, recycling crushers, off-highway hauling units and a fleet of tractor-trailers for transporting equipment and materials to and from job sites. The Company rents additional equipment on a project-by-project basis, which allows the Company flexibility to adjust costs to the level of project activity.

Equipment Certification

Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the American Bureau of Shipping (“A.B.S.”) are important factors in the Company’s dredging business. Many projects, such as coastal protection projects with offshore sand borrow sites and dredging projects in exposed entrance channels or with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S. The certifications indicate that the dredge is structurally capable of operating in open waters. The Company has more certified dredging vessels than any of the Company’s domestic competitors and makes substantial investments to maintain these certifications.

Seasonality

Seasonality does not generally have a significant impact on the Company’s dredging operations. However, many East Coast coastal protection projects are limited by environmental windows that require work to be performed in winter months to protect wildlife habitats. The Company can mitigate the impact of these environmental restrictions to a certain extent because the Company has the flexibility to reposition its equipment to project sites, if available, that are not limited by these restrictions. In addition, rivers and lakes in the northern U.S. freeze during the winter, significantly reducing the Company’s ability to operate and transport its equipment in the relevant geographies. Fish spawning and flooding can effect dredging operations as well.

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

Employees

Dredging

During 2012, the Company employed an average of 400 full-time salaried personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2012, the Company employed a daily average of 580 hourly personnel to meet domestic project requirements.

In addition, at December 31, 2012, the Company employed approximately 32 expatriates, 23 foreign nationals and 98 local staff to manage and administer its Middle East operations. During 2012, the Company also employed a daily average of 239 hourly personnel to meet project requirements in the Middle East.

Demolition

At December 31, 2012, the demolition segment employed approximately 51 full-time salaried administrative employees, in addition to an average of 175 hourly employees pursuant to four union agreements. The hourly employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

Safety

Safety of its employees is one of the highest priorities of Great Lakes. The Company promotes a safety culture committed to training, awareness and mutual responsibility for the wellbeing of workers. Accident prevention, safety and environmental protection have top priority in the Company’s business planning, in the overall conduct of its business, and in the operation and maintenance of our vessels and facilities.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees—the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contract with IUOE, Local 25 expired in October 2012. Since then the Company and the Union have been in negotiations and have reached a tentative agreement on a new three year contract subject to ratification by the union membership. The ratification vote is expected to be completed in April, 2013. IUOE, Local 25 members continued to work as usual during negotiations and there has been no disruption to our operations. The Company’s collective bargaining agreement with the Seafarers International Union was renewed under a new three year agreement in 2012. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Oil Pollution Act of 1990 impose strict and, under some circumstances joint and several, liability on owners and operators of facilities and vessels for investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. The Company’s past and ongoing operations involve the use, and from time to time the release or discharge, of regulated materials which could result in liability under these and other environmental laws. The Company has remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

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

Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Jonathan W. Berger	54	Chief Executive Officer and Director
William S. Steckel	55	Senior Vice President—Chief Financial Officer
David E. Simonelli	56	President of Dredging Operations
Kyle D. Johnson	51	Senior Vice President—Operations
John F. Karas	51	Senior Vice President—Estimating
Maryann Waryjas	61	Senior Vice President—Chief Legal Officer and Corporate Secretary

The annual appointment of each executive officer expires in May 2013.

Jonathan W. Berger, Chief Executive Officer

Mr. Berger was named Chief Executive Officer in September 2010. Mr. Berger was a Partner in KPMG’s Corporate Finance practice from 1991 through 1999 and was managing director and co-head of Corporate Finance for Navigant Consulting, Inc., a New York Stock Exchange-listed consulting firm, from 2001 to 2009. Currently, Mr. Berger is a Director and Chair of the Audit and Compensation Committees of Boise, Inc. He is a Certified Public Accountant and holds a Bachelor of Science from Cornell University and an M.B.A. from Emory University.

William S. Steckel, Senior Vice President and Chief Financial Officer

Mr. Steckel became Senior Vice President and Chief Financial Officer of Great Lakes in August 2012. From 2010 until joining Great Lakes, Mr. Steckel was the principal at WSS Strategic Advisors, a firm that provided financial and strategic advisory services to public and private companies. From 2008 to 2010, Mr. Steckel was with Daystar Technologies, Inc., a developer of technology for solar photovoltaic products, where he joined as CFO and Treasurer and progressed to become CEO, President and a member of the Board of Directors. From 2006 to 2008, he was with privately held Norwood Promotional Products, a supplier of custom imprinted products to the advertising and promotional products industry, where he served as Senior Vice President, CFO and Treasurer. Prior to 2006, Mr. Steckel served in senior financial and general management roles with Invensys, St. Jude Medical and CTS Corporation. Mr. Steckel earned his Bachelor of Science in Accounting (Industrial Administration) at Iowa State University and his Master of Business Administration from Western Illinois University. He is also a Certified Public Accountant.

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

Maryann Waryjas, Senior Vice President, Chief Legal Officer and Corporate Secretary

Ms. Waryjas was named Senior Vice President, Chief Legal Officer and Corporate Secretary in July 2012. From 2000 until joining Great Lakes, Ms. Waryjas was a partner at Katten Muchin Rosenman, LLP (“Katten”), where she most recently was co-chair of the firm’s Corporate Governance and Mergers and Acquisitions Practices. Ms. Waryjas served two consecutive terms on Katten’s Board of Directors. Prior to Katten, Ms. Waryjas was a partner at the Chicago offices of Jenner & Block and Kirkland & Ellis. She received her Bachelor of Science degree, magna cum laude, from Loyola University and her Juris Doctor degree, cum laude, from Northwestern University School of Law.

Item 1A.	Risk Factors

The following risk factors address the material risks and uncertainties concerning our business. You should carefully consider the following risks and other information contained or incorporated by reference into this Annual Report on Form 10-K when evaluating our business and financial condition and an investment in our common stock. Should any of the following risks or uncertainties develop into actual events, such developments could have material adverse effects on our business, financial condition, cash flows and results of operations. We have grouped our Risk Factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be considered to be included in more than one category.

Risks Related to our Business

We depend on our ability to continue to obtain federal government dredging and other contracts, and are therefore impacted by the amount of government funding for dredging and other projects. A reduction in government funding for dredging or other contracts, or our inability to qualify for certain contracts, could materially adversely affect our business operations, revenues and profits.

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Federal government dredging revenue (in US $1,000)	$405,434	$289,120	$367,320
Percent of dredging revenue from federal government	69%	56%	60%

Amounts spent by the federal government on dredging and remediation are subject to the budgetary and legislative processes. We would expect the federal government to continue to improve and maintain ports as it has for many years, which will necessitate a certain level of federal spending. However, there can be no assurance that the federal government will allocate any particular amount or level of funds to be spent on dredging or remediation projects for any specified period. We face uncertainty with respect to our U.S. government contracts due to the fiscal and economic challenges facing the U.S. government, including the U.S. national debt ceiling, continuing resolutions to fund current year expenses, sequestration and budget cuts.

Potential contract cancellations, modifications, protests, suspensions or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower. In addition, resolution of these issues could result in fewer and smaller new contract opportunities, lack of funding under incrementally funded contracts, or less flexibility by contracting officers regarding claims.

The U.S. government conducts a rigorous competitive process for awarding most contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will face strong competition and pricing pressures for any additional contract awards from the U.S. government, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria.

Federal government contracts can be canceled at any time without penalty to the government, subject to, in most cases, our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Accordingly, there can be no assurance that the federal government will not cancel any federal government contracts that have been or are awarded to us. In addition, even if a contract is not cancelled, the government may elect to not award further work pursuant to a contract. Our inability to win and successfully perform federal government contracts in accordance with our estimates, or a significant reduction in government funding for dredging or remediation contracts, could materially adversely affect our business, operations, revenues and profits.

The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages. If we are unable to accurately estimate our costs to complete our projects, our profitability could suffer.

We conduct our business under various types of contracts where costs are estimated in advance of our performance. Most dredging contracts are fixed-price contracts where the customer pays a fixed price per unit (e.g., cubic yard) of material dredged. In addition, most of our demolition and remediation contracts carry similar risks to our fixed-price dredging contracts. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties, and other changes that sometimes occur over the contract period. If our estimates prove inaccurate, if there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, inclement or hazardous weather conditions, changes in cost of equipment or materials, or our suppliers’ or subcontractor’s inability to perform, then cost over-runs and delays in performance are likely to occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or, in certain cases, a loss for that contract. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts. As a result, our quarterly operating results may vary significantly.

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. Accordingly, you should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or valuation of our stock. Our operating results could vary greatly from quarter to quarter due to factors such as:

•	the timing of contract awards and the commencement or progress of work under awarded contracts;

•	inclement or hazardous weather conditions that may result in underestimated delays in dredging, demolition or remediation and additional contract expenses;

•	unplanned equipment downtime;

•	our ability to recognize revenue from pending change orders, which is not recognized until the recovery is probable and collectability is reasonably assured;

•	environmental restrictions requiring that certain projects be performed in winter months to protect wildlife habitats; and

•	equipment mobilization to and from projects.

If our results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, our stock price could be negatively impacted. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Primary Factors that Determine Operating Profitability.”

If we fail to comply with government contracting regulations, our revenue could suffer, and we could be subject to significant potential liabilities.

Our contracts with federal, state and local governmental customers are subject to various procurement regulations and other contract provisions. These regulations also subject us to examinations by government auditors and investigators, from time to time, to ensure compliance and to review costs. Serious violations of government contracting regulations could result in the imposition of civil and criminal penalties, which may include termination of contracts, forfeiture of profits, imposition of payments and fines and suspension or debarment from future government contracting. If we fail to continue to qualify for or are suspended from work under a government contract for any reason, we could suffer a material reduction in revenue and cash flows.

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

We are subject to risks related to our international dredging operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Foreign revenue (in US $1,000)	$112,242	$77,232	$82,898
Percent of dredging revenue from foreign countries	19%	15%	14%

The international dredging market is highly competitive and competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and fleets that are more extensive than the Company’s. Competing for international dredging projects requires a substantial investment of resources, skilled personnel and capital investment in equipment and technology, and may adversely affect our ability to deploy resources for domestic dredging projects.

International operations subject us to additional potential risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•	political and economic instability;

•	reduced Middle Eastern demand as a result of fluctuations in the price of oil, the primary export in the Middle East;

•	restrictions on repatriating foreign profits back to the United States;

•	difficulties in enforcing agreements through certain foreign legal systems;

•	requirements of, and changes in, foreign laws, policies and regulations;

•	difficulties in staffing and managing international operations without additional expense;

•	taxation issues;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	compliance with the U.S. Foreign Corrupt Practices Act;

•	difficulty in enforcing our contractual rights;

•	currency fluctuations;

•	logistical and communication challenges; and

•	inability to effectively insure against political, cultural and economic uncertainties, including acts of terrorism, civil unrest, war or other armed conflict.

In addition, our international operations are subject to U.S. and other laws and regulations regarding operations in foreign jurisdictions. These numerous and sometimes conflicting laws and regulations include anti-boycott laws, anti-competition laws, anti-corruption laws, tax laws, immigration laws and accounting requirements. There is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees, or failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to operate in one or more countries, and could have a material adverse effect on our business, results of operations or financial condition. In addition, military action or continued unrest in the Middle East could affect the safety of our personnel in the region and significantly increase the costs of, or disrupt our operations in, the region and could have a material adverse effect on our business operations, revenues and profits.

One customer currently accounts for a significant portion of our international revenue.

Revenue from contracts with the government of Bahrain and entities with which it does business and its percentage to total foreign dredging revenue for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Bahrain government dredging revenue (in US $1,000)	$80,238	$47,311	$55,399
Percent of foreign dredging revenue from the Bahrain government	71%	61%	67%

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

Bahrain continues to experience civil unrest and political protests that could result in governmental instability. In response thereto, the government of Bahrain may institute measures, such as a national curfew, that may impact our ability to execute on projects in Bahrain. It is uncertain whether civil unrest will continue, whether the current protests and other activities may lead to any meaningful government changes, and what restrictions, if any, the Bahrain government may establish. If the government changes or significant restrictions are established, our Bahrain dredging operations, including the value of our assets related to such operations, may be adversely affected. In addition, such events may affect the Bahrain government’s plans for infrastructure investment.

Our use of the percentage-of-completion method of accounting could result in a change in previously recorded revenue and profit.

We recognize contract revenue using the percentage-of-completion method. The majority of our work is performed on a fixed-price basis. Contract revenue is accrued based on engineering estimates for the physical percent complete for dredging and estimates of remaining costs to complete for demolition. We use generally accepted accounting principles in the United States relating to the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and change order/claim recognition. Percentage-of-completion accounting relies on the use of estimates in the process of determining income earned. The cumulative impact of revisions to estimates is reflected in the period in which these changes are experienced or become known. Given the risks associated with the variables in these types of estimates, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.

During the preparation of our year-end financial statements, we identified a material weakness and determined that there was a failure of internal controls to detect or prevent misstatements in the financial statements and that such misstatements were material to our results of operations, in each case, for the quarterly and year-to-date periods ended June 30, 2012 and September 30, 2012. Future lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.

On March 14, 2013, we reported that we had identified a material weakness and determined that there was a failure of internal controls to detect or prevent misstatements in our financial statements and that such misstatements were material to our results of operations for the quarterly and year-to-date periods ended June 30, 2012 and September 30, 2012. This determination related to instances in our demolition segment for which revenue was recognized in a manner not consistent with our accounting policy regarding pending change orders to immediately recognize the costs, but to defer the recognition of the related revenue until the recovery is probable and collectability is reasonably assured. After a review, we concluded 2012 second and third quarter demolition segment revenues were overstated. Restatements of the Quarterly Reports on Form 10-Q for the second and third quarters of 2012 were filed on March 29, 2013 and also included adjustments to dredging operating income to record expenses previously capitalized and incurred in the preparation of vessels for the Wheatstone Australia LNG project. As a result of the material weakness, management also concluded that our disclosure controls and procedures were not effective. Management has developed a plan to remediate the internal control deficiency, as further described in Item 9A. “Disclosure Controls and Procedures” in this Annual Report on Form 10-K.

Nevertheless, there can be no assurance that our disclosure controls and procedures will be effective in the future or that a material weakness or significant deficiency in internal control over financial reporting could not occur again. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, including litigation brought by private individuals, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.

The amount of our estimated backlog is subject to change and not necessarily indicative of future revenues.

Our contract backlog represents our estimate of the revenues that we will realize under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition and remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenue and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project.

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our dredging backlog (22% in 2012) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our dredging backlog from federal government contracts as of December 31, 2012, 2011, and 2010 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2012	2011	2010
Federal government dredging backlog (in US $1,000)	$85,675	$234,830	$141,411
Percentage of dredging backlog from federal government	22%	74%	50%

In addition, 33% of our total backlog relates to a single customer in an international market. Our contract with this customer has certain contractual rights that, if invoked, limit our scope in the project.

The termination, modification or suspension of projects currently in backlog could have a material adverse effect on our financial condition, business, operations and profits.

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

If we are unable, in the future, to obtain bonding or letters of credit for our contracts, our ability to obtain future contracts will be limited, thereby adversely affecting our business operations, revenues and profits.

We, like all dredging, remediation and demolition service providers and other contractors, are generally required to post bonds in connection with our domestic dredging, remediation or demolition contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into a bonding agreement with Zurich, pursuant to which Zurich acts as surety, issues bid bonds, performance bonds and payment bonds, and provides guarantees required by us in the day-to-day operations of our dredging business. However, under certain circumstances as specified in the agreement, Zurich is not obligated under the bonding agreement to issue future bonds for us. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. In addition to our bonds outstanding with Zurich, we also have surety bonds outstanding with Travelers Casualty and Surety Company of America. With respect to our foreign dredging business, we generally obtain letters of credit under our senior credit facility and a separate facility which is supported by Ex-Im under Ex-Im’s Working Capital Guarantee Program. However, the amount of letters of credit under these facilities is limited. In addition, access to our senior credit facility and the Ex-Im facility may be limited by failure to meet certain financial requirements or other defined requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel and may also increase due to changes in governmental regulations, safety or other equipment standards, which could result in a decrease in our profits.

Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel. Accordingly, it is likely that the operating costs of our vessels will increase.

The average age of our more significant vessels as of December 31, 2012, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	20	37
Hopper Dredges	8	31
Mechanical Dredges	5	37
Unloaders	1	28
Drillboats	2	36
Material and Other Barges	146	32

Total	182	34

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and equipment. The average age of our fleet as of December 31, 2012 was 34 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur.

We could face liabilities and/or damage to our reputation as a result of some of our currently pending litigation.

From time to time, we are subject to legal and regulatory proceedings in the ordinary course of our business. These include proceedings relating to aspects of our businesses that are specific to us and proceedings that are typical in the businesses in which we operate. We are currently a defendant in a number of litigation matters, including those described in Item 3. “Legal Proceedings” of this Annual Report on Form 10-K. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts of damages. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to the Company. An adverse outcome in a litigation matter could, depending on the facts, have an adverse effect on our business, results of operations and profits.

In addition to its potential financial impact, litigation can have a significant adverse reputational impact. Allegations of improper conduct made by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether valid or not, may harm our reputation, which may be damaging to our business, results of operations and profits.

We may become liable for the obligations of our joint ventures, partners and subcontractors.

Some of our projects are performed through joint ventures and similar arrangements with other parties. In addition to the usual liability of contractors for the completion of contracts and the warranty of our work, where work is performed through a joint venture or similar arrangement, we also have potential liability for the work performed by the joint venture or arrangement. In these projects, even if we satisfactorily complete our project responsibilities within budget, we may incur additional unforeseen costs due to the failure of the other party or parties to the arrangement to perform or complete work in accordance with contract specifications. In some joint ventures and similar arrangements, we may not be the controlling partner. In these cases, we may have limited control over the actions of the joint venture. In addition, these joint ventures or arrangements may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent the controlling partner makes decisions that negatively impact the joint venture or arrangement or internal control problems arise within the joint venture or arrangement, it could have a material adverse impact on our business, financial condition, and results of operations.

We act as prime contractor on many of the projects we undertake. Depending on the nature of work required to complete the project, we may choose to subcontract a portion of the project. In our industry, the prime contractor is often responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.

Our current business strategy includes the construction of new vessels. There are substantial uncertainties associated with such construction, including the possibility of unforeseen delays and cost overruns.

We have previously disclosed our plans to build several new vessels, including a new hopper dredge and two new scows. Our future revenues and profitability will be impacted to some extent by our ability to complete the construction of these vessels, secure financing for them and bring them into service. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s financial condition, results of operations and cash flows. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could substantially increase the cost of such construction beyond what we currently expects such costs to be.

Specifically, we have previously disclosed that we have contracted with a shipbuilder for the construction of a new hopper dredge. Recently we delivered a notice to the shipbuilder of our intent to terminate that contract if certain defaults are not timely cured. We cannot predict whether and to what extent this development will increase the costs associated with building this dredge or result in further delays in its completion.

Our current business strategy includes acquisitions which present certain risks and uncertainties. There are integration and consolidation risks associated with our acquisitions. Future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

We seek business acquisition activities as a means of broadening our offerings and capturing additional market opportunities by our business units. We may be exposed to certain additional risks resulting from these activities. The Terra acquisition and future acquisitions may expose us to operational challenges and risks, including:

•	the effects of valuation methodologies which may not accurately capture the value proposition;

•

the failure to integrate acquired businesses into our operations with the efficiency and effectiveness initially expected resulting in a potentially significant detriment to the associated business line’s financial results and our operations as a whole;

•	the management of the growth resulting from acquisition activities;

•	the inability to capitalized on expected synergies;

•

the assumption of liabilities of an acquired business (for example, litigation, tax liabilities, environmental liabilities); including liabilities that were contingent or unknown at the time of the acquisition that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	the assumption of unprofitable projects that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	the risks associated with entering new markets;

•	diversion of management’s attention from our existing business;

•	failure to retain key personnel, customers or contracts of any acquired business;

•	potential adverse effects on our ability to comply with covenants in our existing debt financing;

•	potential impairment of acquired intangible assets; and

•	additional debt financing, which may not be available on attractive terms.

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

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Oil Pollution Act of 1990 impose strict and, under some circumstances, joint and several, liability on owners and operators of facilities and vessels for investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. Our past and ongoing operations involve the use, and from time to time the release or discharge, of regulated materials which could result in liability under these and other environmental laws. We have remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

Our projects may involve demolition, excavation, remediation, transportation, management and disposal of hazardous waste and other regulated materials. Various laws strictly regulate the removal, treatment and transportation of hazardous waste and other regulated materials and impose liability for human health effects and environmental contamination caused by these materials. Our demolition business, for example, requires us to transport and dispose of hazardous substances and other wastes, such as asbestos. Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages, which may be material. The failure of certain contractual protections to protect us from incurring such liability, such as staying out of the ownership chain for hazardous waste and other regulated materials and securing indemnification obligations from our customers or subcontractors, could have a material adverse effect on our business, results of operations, revenues or profits.

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

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. However, two unions represent approximately 65% of our dredging employees—the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contract with IUOE, Local 25 expired in October 2012. Since then the Company and the Union have been in negotiations and have reached a tentative agreement on a new three year contract subject to ratification by the union membership. The ratification vote is expected to be completed in April, 2013. Local 25 members continued to work as usual during negotiations and there has been no disruption to our operations. We expect to have resolution on this contract in the near term. The Company’s collective bargaining agreement with the Seafarers International Union was renewed under a new three year agreement in 2012. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

The dredging, demolition and remediation businesses are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services and flooding. These risks could result in damage to, or destruction of, dredges, transportation vessels, other maritime structures and buildings, and could also result in personal injury, environmental damage, performance delays, monetary losses or legal liability to third parties. We may also be exposed to disruption of our operations and loss of use of our equipment that may materially adversely reduce our revenue and profits.

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

We maintain various insurance policies, including hull and machinery, pollution liability, general liability and personal injury. We partially self-insure risks covered by our policies. While we reserve for such self-insured exposures when appropriate for accounting purposes, we are not required to, and do not, specifically set aside funds for the self-insured portion of claims. At any given time, we are subject to Jones Act personal injury claims and claims from general contractors and other third parties for personal injuries. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. We may not be able to obtain similar levels of insurance on reasonable terms, or at all. Our inability to obtain such insurance coverage at acceptable rates or at all could have a material adverse effect on our business, operating results, profits or financial condition.

If we are unable to attract and retain key personnel and skilled labor, our ability to bid for and successfully complete contracts may be negatively impacted.

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes members of our management, project managers, estimators, skilled engineers, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. If we do not succeed in retaining our current key employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted.

We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time to time experienced, and may in the future experience, shortages of certain types of qualified equipment operating personnel. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, operating results, financial condition and value of our common stock.

We rely on information technology systems to conduct our business and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely on information technology (IT) systems in order to achieve our business objectives. Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, failure to properly estimate the work or costs associated with projects, litigation and the loss of customers or suppliers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition. We are incurring costs associated with designing and implementing a new enterprise resource planning software system (ERP) with the objective of gradually migrating to the new system. Capital expenditures and expenses for the ERP for 2013 and beyond will depend upon the pace of conversion. If implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of the ERP timely and successfully, we may incur additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new engineering and other applications and technologies.

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

Risks Related to our Financing

We have indebtedness, which makes us more vulnerable to adverse economic and competitive conditions.

As of December 31, 2012, we had indebtedness of $263 million consisting of $250 million of senior subordinated notes, $10.5 million for a note issued as part of the Terra acquisition and $2.5 million for a note issued as part of the Matteson acquisition. Our debt could:

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

As of December 31, 2012 we were not in compliance with one of our financial covenants under the Credit Agreement, and we determined that a perfection trigger event had occurred under the Credit Agreement. As a result, our outstanding obligations under the Credit Agreement are now secured by liens on certain of our vessels and all of our domestic accounts receivable. On March 13, 2013, Zurich informed us that it intended to seek, pursuant to the existing surety arrangements among the Company, Zurich and the administrative agent under the Credit Agreement, second mortgages on the same vessels securing our obligations under the Credit Agreement. As a result, we may not be able to successfully obtain additional financing on favorable terms, or at all. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness.

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

We enter into interest rate swap agreements to manage the interest rate paid with respect to our fixed rate indebtedness, foreign exchange forward contracts to hedge currency risk and heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts. The United States Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). The Financial Reform Act provides for new statutory and regulatory requirements for derivative transactions, including foreign currency and other over-the-counter derivative hedging transactions. The Commodity Futures Trading Commission (“CFTC”) has promulgated extensive regulations implementing the Financial Reform Act. Many of those rules become effective over the course of 2013. Other rules have been proposed by the CFTC, but have not yet been finalized or fully implemented. It remains unclear what the full impact of the CFTC’s Rules or the Financial Reform Act will be on us. The CFTC’s rules and the Financial Reform Act may significantly reduce our ability to execute strategic hedges to manage our interest expense, reduce our fuel commodity uncertainty and hedge our currency risk thus protecting our cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with extensive new regulation under the Financial Reform Act and CFTC regulations. The cost of our counterparties’ compliance will likely be passed on to customers such as ourselves, thus potentially hedging transactions and potentially reducing our profitability.

We are subject to foreign exchange risks, and improper management of that risk could result in large cash losses.

We are exposed to market risk associated with changes in foreign currency exchange rates. The primary foreign currencies to which the Company has exposure are the Bahraini dinar, the Australian dollar and the Brazilian real. Our international contracts may be denominated in foreign currencies, which will result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. The value of the Bahraini dinar has historically been pegged to the value of the U.S. dollar, which has effectively eliminated the foreign currency risk with respect to that currency. However, if the dinar were no longer to be so pegged, whether due to civil unrest in Bahrain or otherwise, the Company could become subject to additional, and substantial, foreign currency risk.

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

We have made and may continue to make debt or equity investments in privately financed projects in which we could sustain significant losses.

We have participated and may continue to participate in privately financed projects that enable state and local governments and other customers to finance dredging, demolition and remediation projects, such as dredging of local navigable waterways and lakes, coastal protection and environmental remediation projects. These projects typically include the facilitation of non-recourse financing and the provision of dredging, demolition, remediation and related services. We may incur contractually reimbursable costs and may extend debt financing and/or make an equity investment in an entity prior to, in connection with, or as part of project financing, and in some cases we may be the sole or primary source of the project financing. If a project is unable to obtain other financing on terms acceptable to it in amounts sufficient to repay or redeem our investments, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our equity investments can be dependent on the operational success of the project and market factors, which may not be under our control. As a result, we could sustain a loss of part or all of our equity investments in such projects.

Risks Related to our Stock

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

Our ability to pay dividends is restricted by the agreements governing our debt, including the Credit Agreement, our bonding agreements and the indenture governing our senior unsecured notes. In addition, under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the Delaware General Corporation Law, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

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

Dredging

The Company’s headquarters are located at 2122 York Road, Oak Brook, Illinois 60523, with approximately 62,000 square feet of office space that it leases with a term expiring in 2019. As of December 31, 2012 the Company owns or leases the following additional facilities:

Dredging

Location	Type of Facility	Size		Leased or Owned
Staten Island, New York	Yard	4.4	Acres	Owned
Morgan City, Louisiana	Yard	6.4	Acres	Owned
Baltimore, Maryland	Yard	4.2	Acres	Leased
Green Cove Springs, Florida	Yard	8.5	Acres	Leased
Norfolk, Virginia	Yard	5.0	Acres	Leased
Kingwood, Texas	Office	750	Square feet	Leased
Burlington, Iowa*	Office	10,000	Square feet	Leased
Burlington, Iowa*	Storage	4,000	Square feet	Leased
Des Moines County, Iowa	Yard	27.4	Acres	Leased
Little Rock, Arkansas	Yard	7.0	Acres	Leased

*	These facilities are leased from L.W. Matteson, Inc., which is owned by members of the Matteson family, pursuant to a lease that expired in 2012 and was renewed on a year-to-year basis. See Note 13 to the Company’s consolidated financial statements.

Demolition

Location	Type of Facility	Size		Leased or Owned
Waltham, Massachusetts*	Office	33,000	Square feet	Leased
Billerica, Massachusetts	Office	10,400	Square feet	Leased
Kalamazoo, Michigan**	Office	33,000	Square feet	Leased
Romulus, Michigan	Office	35,250	Square feet	Leased
Romulus, Michigan	Yard	1.0	Acre	Leased
Grand Rapids, Michigan	Office	7,500	Square feet	Leased

*	The demolition segment leases this facility in Waltham, Massachusetts, from a minority interest owner in Yankee and prior to 2011, a profits interest owner in NASDI, pursuant to a lease that expires in 2016. See Note 13 to the Company’s consolidated financial statements.
**	The demolition segment leases the Kalamazoo, Michigan facilities from the President of Terra Contracting Services, LLC who was also the former owner of Terra Contracting, LLC, pursuant to leases expiring in 2015. See Note 13 to the Company’s consolidated financial statements.

Item 3.	Legal Proceedings

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

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The

lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. A second, similar lawsuit captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, was filed in the Northern District of Illinois on March 28, 2013. The Company denies liability and intends to vigorously defend these actions.

The Company has not accrued any amounts with respect to the above matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

During the quarter ended March 31, 2012, a favorable judgment was rendered in the Company’s loss of use claim related to the dredge New York allision in the approach channel to Port Newark, New Jersey. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision. Following a bench trial in the United States District Court in the Southern District of New York, the Court issued an opinion and order in the Company’s favor, entitling Great Lakes to $11.7 million in damages plus pre-judgment interest. Judgment was rendered in the aggregate amount of $13.3 million. Defendants timely appealed the judgment to the United States Court of Appeals for the Second Circuit. Briefing on the appeal is now complete, and oral argument is expected to take place in the first half of 2013. The Company cannot be assured when the appeal will be heard or predict the outcome of the appellate process.

Item 4.	Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock as reported by NASDAQ from January 1, 2011 through December 31, 2012.

	Common Stock
	High	Low
First Quarter 2011	$8.93	$7.05
Second Quarter 2011	$7.90	$5.15
Third Quarter 2011	$6.36	$3.97
Fourth Quarter 2011	$6.23	$4.02

	Common Stock
	High	Low
First Quarter 2012	$7.82	$5.65
Second Quarter 2012	$7.62	$6.14
Third Quarter 2012	$7.90	$6.94
Fourth Quarter 2012	$9.24	$6.94

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Great Lakes Dredge & Dock Corp	48.16	76.25	87.82	67.17	111.94

Peer Average (see below)	68.33	80.32	81.96	80.38	99.33

NASDAQ Composite Index	59.46	85.55	100.02	98.22	113.85

The graph above shows the cumulative total return to stockholders of the Company’s common stock during a five year period ending December 31, 2012, the last trading day of our 2012 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2007, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively. The peer group is comprised of the following member companies against which we measure our performance for compensation purposes.

Company	Ticker
Dycom Industries, Inc.	DY
Global Industries, Ltd. (prior to its purchase on September 9, 2011 by Technip S.A.)	GLBL
Granite Construction Inc.	GVA
Aegion Corporations, successor to Insituform Technologies, Inc.	AEGN
Layne Christensen Company	LAYN
MasTec, Inc.	MTZ
Matrix Service Company	MTRX
MYR Group Inc.	MYRG
Orion Marine Group, Inc.	ORN
Pike Electric Corporation	PIKE
Primoris Services Corp	PRIM
Sterling Construction Company, Inc.	STRL
Team, Inc.	TISI
Willbros Group, Inc.	WG

Given the integral nature of this peer group for compensation purposes and the fact that each peer is a capital intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of March 22, 2013, the Company had approximately 35 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Quarterly dividends per common share for the most recent two years were as follows:

	Dividend
	2012		2011
First Quarter	$0.021		$0.017
Second Quarter	$0.021		$0.021
Third Quarter	$0.021		$0.021
Fourth Quarter	$0.250	*	$0.021

*	Represents a special cash dividend

In the fourth quarter of 2012, the board of directors issued a special dividend representing quarterly dividends that likely would have been declared in fourth quarter 2012 as well as the acceleration of dividends for four quarters of 2013 plus an additional return of capital. The Company does not anticipate paying dividends in 2013. The declaration and payment of future dividends will be at the discretion of Great Lakes’ board of directors and depends on many factors, including general economic and business conditions, the Company’s strategic plans, financial results and condition, legal requirements including restrictions and limitations contained in the Company’s senior credit agreement, bonding agreements and the indenture relating to the senior unsecured notes and other factors the board of directors deems relevant. Accordingly, the Company cannot ensure the size of any such dividend or that the Company will pay any future dividend.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions except shares in thousands and per share data)
Contract revenues	$687.6	$627.3	$686.9	$622.2	$586.9
Costs of contract revenues	619.2	534.3	564.1	534.0	517.6

Gross profit	68.4	93.0	122.8	88.2	69.3
General and administrative expenses	53.5	50.4	54.4	46.0	43.2
Gain on sale of assets — net	(0.6)	(11.7)	—	—	—

Operating income	15.5	54.3	68.4	42.3	26.1
Interest expense — net	(20.9)	(21.7)	(13.5)	(16.2)	(17.0)
Equity in earnings (loss) of joint ventures	0.1	(0.4)	(0.6)	(0.4)	(0.0)
Loss on foreign currency transactions — net	(0.1)	(0.3)	—	—	—
Loss on extinguishment of debt	—	(5.1)	—	—	—

Income (loss) before income taxes	(5.4)	26.8	54.3	25.7	9.1
Income tax (provision) benefit	2.1	(9.5)	(20.6)	(11.0)	(3.8)

Net income (loss)	(3.3)	17.3	33.7	14.7	5.3
Net (income) loss attributable to noncontrolling interests	0.6	(0.7)	0.9	2.7	(0.3)

Net income (loss) available to common stockholders of Great Lakes Dredge & Dock Corporation	$(2.7)	$16.5	$34.6	$17.5	$5.0

Basic earnings (loss) per share (1)	(0.05)	$0.28	$0.59	$0.30	$0.09
Basic weighted average shares	59,195	58,891	58,647	58,507	58,469
Diluted earnings (loss) per share (1)	(0.05)	$0.28	$0.59	$0.30	$0.09
Diluted weighted average shares	59,195	59,230	58,871	58,612	58,478

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Other Data:
Adjusted EBITDA (2)	$60.9	$93.7	$103.0	$77.6	$55.9
Net cash flows from operating activities	(1.9)	24.6	123.5	54.0	14.8
Net cash flows from investing activities	(63.4)	(16.7)	(62.7)	(24.9)	(26.3)
Net cash flows from financing activities	(23.6)	57.4	(15.6)	(36.4)	13.7
Depreciation and amortization	40.0	40.8	34.3	32.9	30.1
Maintenance expense	51.8	41.8	48.2	46.4	41.9
Capital expenditures	66.5	30.7	29.9	27.3	44.6

(1)	Refer to Note 1 in the Company’s consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 and above information for additional details regarding these calculations.
(2)	See definition of Adjusted EBITDA in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$24.4	$113.3	$48.5	$3.3	$10.5
Working capital	127.7	195.3	90.2	91.3	87.7
Total assets	826.4	788.5	693.8	665.4	666.2
Long term senior debt, promissory notes and subordinated notes	263.1	255.0	182.5	186.0	216.5
Total stockholder’s equity	273.4	292.0	279.0	245.8	228.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 19% of its dredging revenues for 2012.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, coastal protection (formerly referred to as beach nourishment) and maintenance. Capital projects include large port deepenings and other infrastructure projects such as land reclamations. Coastal protection projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion. Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.

With the acquisition of L.W. Matteson, Inc. (“Matteson”) assets on December 31, 2010, the Company began to provide the following rivers & lakes services in 2011: lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction.

On December 31, 2012, the Company acquired the assets and assumed certain liabilities of Terra, a respected provider of a wide variety of essential services for environmental, maintenance and infrastructure-related applications headquartered in Kalamazoo, MI, for a purchase price of approximately $26 million. The Terra acquisition has broadened the Company’s demolition segment with additional services and expertise as well as expanded its footprint in the Midwest.

The Company’s bid market is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 39% over the prior three years, including 41%, 60% and 32% of the domestic capital, coastal protection and maintenance sectors, respectively. The foregoing bid market data does not reflect rivers & lakes activities. The Company’s bid market share of rivers & lakes has averaged 39% over the prior two years.

The Company’s fleet of 33 dredges, of which nine are deployed internationally, 19 material transportation barges, two drillboats, and numerous other specialized support vessels is the largest and most diverse fleet of any U.S. dredging company. For the dredging segment, the Company’s fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to the Company’s fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities. The Company estimates the replacement cost of the Company’s fleet to be in excess of $1.5 billion in the current market.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. The advance of multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is the Company’s customer. In 2012, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 69% of dredging revenues, up from the Company’s prior three year average of 59%.

In 2012, demolition revenues accounted for 15% of total revenues, above the prior three year average of 12%. The demolition segment’s principal services consist of commercial and industrial demolition services such as interior and exterior demolition for site preparation as well as environmental remediation. Historically, the majority of the demolition segment’s work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition segment recently expanded into the New York area and marine demolition markets, specifically, bridge demolition across the eastern part of the U.S. Through an acquisition at the end of 2012, the demolition segment’s scope of work has been expanded into the Midwest U.S. market. The Company also owns 50% of Amboy Aggregates (“Amboy”) and 50% of TerraSea Environmental Solutions (“TerraSea”) as joint ventures. Amboy’s primary business is dredging sand from the entrance channel to the New York harbor in order to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy also imports stone from upstate New York and Nova Scotia and distributes it throughout the New York area. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment.

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

The Company recognizes contract revenues under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For demolition projects, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Contract modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred directly for major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

See Item 9A. “Controls and Procedures.”

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), fuel, subcontracts, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Much of our domestic hourly labor force is represented by labor unions with collective bargaining agreements that expire at various dates during 2013 through 2015, which historically have been extended without disruption.

Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital projects have the highest margins due to the complexity of the projects, while coastal protection projects have the most volatile margins because they are most often exposed to variability in weather conditions.

The Company’s cost structure includes significant annual equipment related costs, including depreciation, maintenance, insurance and long-term equipment rentals, averaging approximately 21% to 25% of total costs of contract revenues over the last three years. During the year, both equipment utilization and the timing of cost expenditures fluctuate significantly. Accordingly, the Company allocates these equipment costs to interim periods in proportion to revenues recognized over the year to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on the Company’s dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year. As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual equipment costs incurred in that interim period.

Primary Factors that Determine Operating Profitability

Dredging. The Company’s results of operations for its dredging segment for a calendar or quarterly period are generally determined by the following three factors:

•

Bid wins and dredge employment —The Company’s dredging segment generates revenues when the Company wins a bid for a dredging contract and starts that project. Although the Company’s dredging equipment is subject to downtime for scheduled periodic maintenance and repair, the Company seeks to maximize its revenues by employing its dredging equipment on a full-time basis. If a dredge is idle (i.e., the dredge is not employed on a dredging project or undergoing scheduled periodic maintenance and repair), the Company does not earn revenue with respect to that dredge during the time period for which it is idle.

•

Project and dredge mix —The Company’s domestic dredging projects generally involve domestic capital, maintenance and coastal protection work and its foreign dredging projects generally involve capital work. In addition, the Company’s dredging projects vary in duration and, in general, projects of longer duration result in less dredge downtime in a given period. Moreover, the Company’s dredges have different physical capabilities and typically work on certain types of dredging projects. Accordingly, the Company’s dredges have different daily revenue generating capacities.

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

•

Project execution —The Company seeks to execute all of its dredging projects consistent with its project estimates. In general, the Company’s ability to achieve its project estimates depends upon many factors including weather, variances from estimated project conditions, equipment mobilization time periods, unplanned equipment downtime or other events or circumstances beyond the Company’s control. If the Company experiences any of these events and circumstances, the completion of a dredging project will often be accelerated or delayed, as applicable, and, consequently, the Company will experience project results that are better or worse than its estimates. The Company does its best to estimate for events and circumstances that are not within its control; however, these situations are inherent in dredging.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in the Notes to the consolidated financial statements. The application of certain of these policies requires significant judgments or an estimation process that can affect the Company’s results of operations, financial position and cash flows, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. As disclosed in Item 9A. “Controls and Procedures,” the Company is implementing a remediation plan to address a material weakness in revenue recognition. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results.

Percentage-of-completion method of revenue recognition —The Company’s contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For demolition projects, the Company uses estimates of remaining costs-to-complete to determine the percentage of project completion. In preparing estimates, the Company draws on its extensive experience in the dredging and demolition businesses and its database of historical dredging information to ensure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation are not recognized in contract revenues until such claims are settled. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

Impairment of goodwill —Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company believes that this estimate is a critical accounting estimate because: (i) goodwill is a material asset and (ii) the impact of an impairment could be material to the consolidated balance sheet and consolidated statement of operations. The Company performs its annual impairment test as of July 1 each year. The Company operates in two reportable segments: dredging and demolition. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units. Prior to the re-evaluation of segments at year end, the Company had two reportable segments that were the operating segments and the reporting units.

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

At both December 31, 2012 and 2011, the dredging segment’s goodwill was $76.6 million. At December 31, 2012 and 2011, the demolition segment’s goodwill was $24.2 million and $21.5 million, respectively.

The Company performed its most recent annual test of impairment as of July 1, 2012 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by at least 35%. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2013 should no triggering events occur which would require a test prior to the next annual test. No goodwill impairment test was performed in the fourth quarter of 2012 for either segment because no triggering event occurred which would require such a test.

Results of Operations—Fiscal Years Ended December 31, 2012, 2011 and 2010

The following table sets forth the components of net income attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the years ended December 31:

	2012	2011	2010
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(90.1)	(85.2)	(82.1)

Gross profit	9.9	14.8	17.9
General and administrative expenses	(7.8)	(8.0)	(7.9)
Gain on sale of assets—net	0.1	1.9	—

Operating income	2.2	8.7	10.0
Interest expense—net	(3.0)	(3.5)	(2.0)
Equity in earnings (loss) of joint ventures	—	(0.1)	(0.1)
Loss on foreign currency transactions—net	—	—	—
Loss on extinguishment of debt	—	(0.8)	—

Income (loss) before income taxes	(0.8)	4.3	7.9
Income tax (provision) benefit	0.3	(1.5)	(3.0)

Net income (loss)	(0.5)	2.8	4.9
Net (income) loss attributable to noncontrolling interests	0.1	(0.1)	0.1

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	(0.4)%	2.7%	5.0%

Adjusted EBITDA	8.9%	15.0%	15.0%

Adjusted EBITDA

Adjusted EBITDA, as provided herein, represents net income attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment and accelerated maintenance expense for new international deployments. In 2012, the Company has modified the Adjusted EBITDA calculation for accelerated maintenance expense for new international deployments that are not directly recoverable under the related dredging contract and are therefore expensed as incurred. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. As such, the exclusion of these accelerated maintenance expenses from the calculation of Adjusted EBITDA allows users of the financial statements to more easily compare our year-to-year results. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income attributable to Great Lakes Dredge & Dock Corporation:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(2,695)	$16,528	$34,609
Adjusted for:
Accelerated maintenance expenses	4,672	—	—
Loss on extinguishment of debt	—	5,145	—
Interest expense—net	20,922	21,665	13,542
Income tax provision (benefit)	(2,071)	9,545	20,554
Depreciation and amortization	40,034	40,838	34,301

Adjusted EBITDA	$60,862	$93,721	$103,006

Components of Contract Revenues

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended December 31 (in thousands):

Revenues	2012	2011	2010
Dredging:
Capital—U.S.	$175,317	$156,251	$300,873
Capital—foreign	112,242	77,232	82,898
Coastal protection	126,873	135,164	106,163
Maintenance	136,550	116,016	119,035
Rivers & lakes*	35,873	35,471	—

Total dredging revenues	586,855	520,134	608,969
Demolition	100,729	107,199	77,953

Total revenues	$687,584	$627,333	$686,922

*	Rivers & lakes was established by the Company on December 31, 2010 in connection with the Matteson acquisition, and did not operate as part of the Company prior to January 1, 2011.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Total revenue was $687.6 million in 2012, an increase of $60.3 million, or 9.6%, from 2011 total revenue of $627.3 million. Dredging contract revenues for 2012 are net of $1.4 million in intersegment revenues. Demolition contract revenues for 2012 are net of $0.1 million in intersegment revenues. Higher domestic and foreign capital dredging revenue as well as maintenance revenues were driven by strong execution on prior year backlog and early stages of mobilization for the Wheatstone LNG project in Western Australia. The increases in total revenue were partially offset by declines in coastal protection revenues with fewer contracts performed in 2012 as compared to the larger than normal number of contracts performed in 2011 and in demolition revenues. The Company categorizes revenue by service type to understand the market in which the Company operates and to assess how the Company is performing on bidding work or projects and is generating revenue from backlog.

Revenues from domestic capital dredging projects of $175.3 million in 2012 increased $19.0 million, or 12.2%, from 2011 revenues of $156.3 million. The Company executed substantially its entire backlog from 2011 in addition to 82% of the awards won in 2012. Coastal restoration projects in Louisiana added $58.4 million to domestic capital dredging revenue in the current year, compared to $2.2 million in the prior year. This increase was partially offset by a greater number of domestic capital projects worked in the prior year, including the remaining work on the construction of sand berms off the coast of Louisiana, which accounted for approximately $20.6 million of 2011 revenue that did not reoccur in 2012.

Revenues from coastal protection projects of $126.9 million in 2012 decreased $8.3 million, or 6.1%, from $135.2 million in 2011. A significant increase in coastal protection projects were bid and awarded in 2011. The Company was able to convert a portion of these prior year awards into revenue in 2011 as the dredging work was performed and revenue was earned. In 2012, less bids for coastal protection were let to bid and they were awarded later in year causing fewer days in which to earn revenue. Additionally, the Company performed emergency work in New York City after Superstorm Sandy that deferred some of the ongoing coastal protection projects.

Revenues from maintenance dredging projects in 2012 were $136.6 million, an increase of $20.6 million, or 17.8%, from $116.0 million in 2011. The Company performed a greater number of contracts at a larger dollar value in 2012 as compared to the prior year. An increased backlog at December 31, 2011 combined with larger dollar value of contracts awarded and strong execution contributed to increase the revenue from maintenance dredging year over year. This increase in revenue was partially muted by atypically high revenue in the first half of 2011 as the Company performed maintenance projects that had been delayed from 2010.

Revenues from rivers & lakes projects were $35.9 million for 2012, an increase of $0.4 million, or 1.1%, from $35.5 million in 2011. Revenues were in line with the prior year as there was a slight rise in the number of contracts performed, especially for projects on the Mississippi River, which were offset by shorter length and lower value contracts than the prior year.

Revenues from foreign dredging operations in 2012 totaled $112.2 million, an increase of $35.0 million, or 45.3%, from 2011 revenues of $77.2 million. 2012 foreign revenue was driven higher with a greater number of large value contracts earned in our Middle East business and early stages of mobilization for the Wheatstone LNG project in Western Australia. Four contracts in our foreign operations comprise over 90% of the revenue earned.

The demolition segment recorded revenues in 2012 of $100.7 million, a decrease of $6.5 million, or 6.1%, from 2011 revenues of $107.2 million. Lower revenue levels in 2012 were driven by decreases in bridge demolition work, partially offset by a greater number of site development projects in New York and New England, and a project to assist in debris clean-up in New York City after Superstorm Sandy.

Dredging segment gross profit in 2012 decreased 5.3% to $78.3 million from $82.7 million in 2011, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 13.3% in 2012, down from 15.8% in 2011. Gross profit margin was lower as the project mix in the current year had a greater volume of projects that traditionally produce lower margins. Weather impacts in the first and third quarters of 2012 and equipment production delays as well as the costs of preparing part of our fleet in advance of foreign deployment lowered the overall dredging segment gross profit.

Demolition segment gross profit decreased $20.2 million to a loss of $9.9 million from a profit of $10.3 million in 2011 and demolition segment negative gross profit margin was 9.8%, down from a gross profit margin of 9.6% in 2011. A significant drop in gross profit margin was related to work on projects where costs were recognized immediately but the recognition of revenue was deferred due to pending change orders. Lower gross profit margins on a higher volume of site development projects, net losses in our abatement projects and $1.3 million of higher operating overhead also contributed to the decrease.

Dredging segment operating income for 2012 decreased 38.9% to $32.9 million, from $53.8 million in 2011 due to the lower gross profit described above, $11.7 million of gains in the prior year from sales of underutilized assets, and higher general and administrative expenses. The prior year also included $2.2 million of amortization of intangibles from the Matteson acquisition that were fully amortized by the current year and partially offset the higher expenses.

Demolition segment operating loss was $17.4 million for 2012 down from an operating income in 2011 of $0.5 million due to the lower gross profit described above, which was partially offset by the recognition of $1.8 million of additional legal and consulting expenses in 2011 relating to the subpoenas received in April 2011 and gains on the sale of underutilized equipment.

The Company’s net interest expense for 2012 totaled $20.9 million compared with $21.7 million in 2011. This decrease is primarily due to the Company’s issuance of $250 million of 7.375% senior notes and the related redemption of the Company’s $175 million of 7.75% senior subordinated notes in the 2011 first quarter. Due to timing requirements, both of these note issuances were outstanding and accruing interest for approximately 30 days in 2011, resulting in duplicative interest expense of approximately $1.1 million. In addition, in 2012 the Company realized a $0.1 million gain on interest rate swaps, while 2011 included a $0.4 million gain.

Income tax expense in 2012 was a benefit of $2.1 million compared to a provision of $9.5 million in 2011. This $11.6 million decrease is primarily the result of the decrease in the Company’s operating income. The effective tax rate for the year ended December 31, 2012 was 38.3% compared to 35.4% for the year ended December 31, 2011.

For the year ended December 31, 2012, net loss attributable to Great Lakes Dredge & Dock Corporation was $2.7 million compared to net income attributable to Great Lakes Dredge & Dock Corporation of $16.5 million for the year ended December 31, 2011. This $19.2 million decrease was primarily driven by the lower operating income, net of taxes in 2012 as described above.

Adjusted EBITDA (as defined above) was $60.9 million and $93.7 million for the years ended December 31, 2012 and 2011, respectively. The decrease of $32.8 million, or 35.0%, is related to the decrease in dredging segment and demolition segment operating income described above. In 2012, the Company recorded $40.0 million of depreciation and amortization expense that is included as a component of operating income, but is excluded for the purposes of calculating Adjusted EBITDA. The depreciation and amortization expense recorded in 2011 was $40.8 million. During 2012, the Company incurred $4.7 million of accelerated maintenance expenses related to preparation of vessels for the Wheatstone project in Australia that are recognized in the Company’s operating income. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. We have therefore excluded these accelerated maintenance expenses from the calculation of Adjusted EBITDA.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

Revenues from coastal protection projects of $135.2 million in 2011 increased $29.0 million, or 27.3%, from $106.2 million in 2010. The Company won $198 million of coastal protection projects in 2011, which is $143 million higher than the amount of projects won in 2010. The significant increase in coastal protection awards created a larger supply of projects in backlog, of which the Company was able to convert a portion into revenue for projects worked in 2011. Additionally, revenue was positively impacted as the Company was able to work on projects which were not subjected to environmental windows, which are limitations as to the timing of when dredging activity can occur, unlike the prior year when such projects were not available.

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

Dredging segment gross profit in 2011 decreased 30.0% to $82.7 million from $117.7 million in 2010, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 15.8% in 2011, down from 19.3% in 2010. Gross profit margin benefited in the prior year from a favorable project mix and better vessel employment on a number of domestic capital dredging projects allowing better fixed cost coverage. In addition the prior year experienced favorable project execution and weather conditions on coastal protection projects.

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

Bidding Activity and Backlog

The following table sets forth, by segment and type of dredging work, the Company’s backlog as of the dates indicated (in thousands):

Backlog	December 31, 2012		December 31, 2011	December 31, 2010
Dredging:
Capital - U.S.	$43,177		$109,897	$117,866
Capital - foreign	218,953		78,379	65,334
Coastal protection	80,245		84,607	18,080
Maintenance	22,406		31,293	56,140
Rivers & lakes	24,510		15,256	25,116	*

Dredging Backlog	389,291		319,432	282,536
Demolition	60,148	†	50,672	80,984

Total Backlog	$449,439		$370,104	$363,520

*	Represents backlog acquired by the Company on December 31, 2010 in connection with the Matteson acquisition.
†	December 31, 2012 demolition backlog includes backlog acquired by the Company on December 31, 2012 in connection with the Terra acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. Also, 22% of the Company’s 2012 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

Approximately 77% of the Company’s backlog at December 31, 2012 is expected to be completed and converted into revenue in 2013.

Dredging

The 2012 domestic dredging bid market totaled $939.3 million, a 9.8% decrease from the 2011 domestic dredging bid market of $1,041.0 million. The 2012 bid market saw lower domestic capital and coastal protection contracts put to bid as the prior year grew primarily from additional federal and state funded projects for infrastructure and coastal restoration and protection. In the prior year, domestic capital market included several large coastal restoration, beach nourishment and ship channel deepening projects that were let to bid and did not repeat or were bid at lower contract values in the current year. Partially offsetting the decline were increases in maintenance dredging and rivers & lakes contract values let to bid in the current year. The Company won 37% of the overall 2012 domestic bid market, below its 43% win rate of the overall 2011 domestic bid market. The

Company’s prior three-year average win rate is 39%. Variability in contract wins from period to period is not unusual. The Company believes trends in its win rate over the prior three year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2012 contracted dredging backlog was $389.3 million. This represents an increase of $69.9 million, or 21.9%, over the Company’s December 31, 2011 dredging backlog of $319.4 million. These amounts do not reflect approximately $82.1 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2011 the amount of domestic low bids pending award was $36.1 million. Backlog at December 31, 2012 includes $148 million related to the Wheatstone LNG project that was awarded in the current year. Excluding the backlog for this project, the remaining decrease in the Company’s annual dredging backlog is primarily the result of lower domestic capital projects as compared to the prior year.

The Company won 35%, or $84.4 million, of the domestic capital dredging projects awarded in 2012. Significant new awards during the year included $46 million for Louisiana coastal restoration and $38 million for three East Coast harbor deepening projects. Approximately $43.2 million, or 11%, of the Company’s December 31, 2012 contracted dredging backlog consists of domestic capital dredging work, a substantial portion of which is expected to be performed in 2013. Domestic capital dredging backlog at December 31, 2012 was $66.7 million less than the prior year. Subsequent to year end, the Company was awarded a $68 million project in the New York market. In 2012, the Company earned 99% of its backlog carried forward from December 31, 2011. Fewer overall contracts were let to bid in the current year as the Corps prioritized high priority short term projects outside of capital dredging. There are several large capital projects being prepared by the Corps which are expected to expand the volume and dollar value of contracts from this service type in the upcoming years. The ongoing expansion of the Panama Canal has focused the U.S. efforts to deepen its East and Gulf Coast ports to facilitate larger draft vessels from international trade. In July 2012, the Administration announced that that the Corps will accelerate the approval process for five key East Coast ports. The acceleration will likely streamline feasibility studies and permitting. The first of these deepening projects, the Port of Miami, was released for proposal in January 2013.

The Company won 52%, or $107.9 million, of the coastal protection projects awarded in 2012. Coastal protection projects were awarded for communities in Southern California and Florida as well as several beaches on the New York/New Jersey coast. The Company has contracted dredging backlog related to coastal protection of $80.2 million at December 31, 2012 compared to $84.6 million at the end of 2011. The Company expects to perform its entire coastal protection backlog throughout 2013. The 2012 bid market contained lower overall contracts than the historic 2011 coastal protection bid market, but more of these contracts have been located in the Northeast U.S. In October 2012, Superstorm Sandy impacted the East Coast of the U.S. causing damage to a wide area of public and public infrastructure including severe erosion in many beachfront communities. In January 2013, the President signed legislation appropriating $50.5 billion in emergency funds to assist the needed relief for the region. These monies will help people rebuild their homes and communities which in many cases abut the coastline and rely upon the beach. The legislation included nearly $4 billion for long-term Corps projects to clear navigation channels, renourish damaged beaches and mitigate shore erosion from future storms.

The Company won 29%, or $114.9 million, of the maintenance dredging projects awarded in 2012. The Corps awarded several maintenance projects in the year including $24.2 million, which includes pending options, in the Baltimore harbor, $10.8 million for channel maintenance in Louisiana and $25.5 million for three separate projects on the Mississippi River. The Company has contracted dredging backlog at December 31, 2012 for maintenance dredging of $22.4 million which is $8.9 million lower than the backlog of $31.3 million at December 31, 2011. The decrease in maintenance backlog is a result of the Company’s ability to work through backlog carried forward from 2011 and projects awarded during 2012. In June, leaders in Congress along with the President approved a bill that called for appropriations from the Harbor Maintenance Trust Fund (“HMTF”) to the Corps so that total budget resources on harbor maintenance for a fiscal year will be equal to the level of receipts. The recognition of the need for additional investment in U.S. ports and waterways is expected to support an increase of appropriations to future Corps’ budgets for maintenance dredging.

Rivers & lakes won 45%, or $41.6 million, of the projects in the markets where the group operates. Rivers & lakes has contracted backlog of $24.5 million at December 31, 2012 which is $9.3 million more than the backlog at December 31, 2011. Throughout 2012, rivers & lakes provided support to the Corps on the Mississippi River and its tributaries to assist in flood and levee repair from the prior year in addition to keeping the waterway navigable as the current year drought has brought ever lower levels on the river. In addition, rivers & lakes was awarded a $12.5 million municipal project and a $7.7 million multi-year contract to dredge sediment in Florida to use in phosphate mining.

Foreign capital dredging backlog increased to $219.0 million at December 31, 2012 from $78.4 million at the end of 2011. The Company was awarded a dredging contract for the Wheatstone LNG project in Western Australia for our backhoe dredge New York. The dredge is moving from the domestic market to the international market for approximately 27 months to complete this project. The Company currently expects to realize at least $180 million in revenue on this project. In addition, the Company was awarded a $47.6 million contract for a land reclamation project in the Middle East and a $19.6 million contract in Brazil for dredging related to the construction of a refinery. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. Growth around these energy resources has spurred land reclamation and large public projects involving dredging to support expanding populations. Further global energy demand will necessitate improvements in the infrastructure base around sources of rich resources and countries that import global energy. The Company expects to bid and win contracts driven by this global energy trend to provide a source of increased future international revenue.

Demolition

Demolition services backlog was $60.1 million and $50.7 million at December 31, 2012 and 2011, respectively, an increase of $9.4 million. In 2012, the Company was awarded a $22.2 million contract for a brownfield remediation project in New Jersey, several site development projects, including a $11.8 million former industrial building in Ohio and $7.1 million emergency contract from FEMA to assist with Superstorm Sandy clean-up in the New York area. As part of the Terra acquisition, the Company acquired $7.7 million of backlog that is expected to be earned throughout 2013. The addition of Terra will complement the existing breadth of services which the Company offers.

Dredge New York litigation development

During the quarter ended March 31, 2012, a judgment in the aggregate amount of $13.3 million was rendered in the Company’s favor in its litigation regarding the dredge New York loss of use claim. The defendants are appealing the judgment and the Company cannot be assured when the appeal will be heard or predict the outcome of the appellate process. For additional information regarding this matter, see Note 12 to the Company’s consolidated financial statements.

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

The Company’s net cash provided by (used in) operating activities for the years ended December 31, 2012, 2011 and 2010 totaled $(1.9) million, $24.6 million and $123.5 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In 2012, the increase in net cash used in operating activities was primarily the result of lower adjusted EBITDA and an increased investment in working capital as compared to the same period in the prior year. Two projects with the most significant investment are Wheatstone and the Scofield coastal restoration in Louisiana. Between these two projects, the Company has invested nearly $60 million.

The Company’s net cash flows used in investing activities for the years ended December 31, 2012, 2011 and 2010 totaled $(63.4) million, $(16.7) million and $(62.7) million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During 2012, the Company overhauled the engines on the dredge Alaska to provide increased useful life and efficiency which accounted for $5.5 million of investing capital expenditures. The Company also spent $4.0 million in capital additions to the plant to be utilized on the Wheatstone project. Additionally, the Company spent $13.7 million building a semi-permanent pipeline and purchased a storage yard for $6.4 million during the year. The Company’s capital expenditures in 2012 include $10.4 million of construction in progress for vessels being built to our specifications that we intend to have funded through operating leases upon delivery. In 2011, the Company sold the dredges Northerly Island and Victoria Island along with a parcel of land in Channelview, Texas adding $15.6 million in proceeds from dispositions of property and equipment. The large investment in 2010 is primarily due to the Company’s acquisition of Matteson on December 31, 2010. See Note 14 to the Company’s consolidated financial statements. The 2010 expenditures also included $14.6 million on the upgrade of the dredge Ohio.

The Company’s net cash flows provided by (used in) financing activities for the years ended December 31, 2012, 2011 and 2010 totaled $(23.6) million, $57.4 million and $(15.6) million, respectively. The Company issued $250 million of 7.375% senior notes in 2011, resulting in $244.2 million of net proceeds. The Company used a portion of these net proceeds to redeem its $175 million of 7.75% senior subordinated notes in the first three months of 2011 for $180.0 million, which included a redemption premium and unpaid interest. The Company also paid $6.0 million in financing fees on the issuance of the senior notes in 2011. The Company paid dividends of $18.6 million in 2012, an increase of $13.9 million and $14.6 million from dividends paid in 2011 and 2010, respectively.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. As of December 31, 2012, the Company had no borrowings and $35.7 million of letters of credit outstanding, resulting in $139.3 million of availability under the Credit Agreement.

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the new revolving credit facility will bear interest at the option of the Company of either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

The new credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. The Credit Agreement requires the Company to maintain a net leverage ratio less than or equal to 4.50 to 1.00 as of the end of each fiscal quarter and a minimum fixed charge coverage ratio of 1.25 to 1.00. At December 31, 2012, the Company’s fixed charge coverage ratio was 1.12x, resulting in an event of default under the Credit Agreement.

On March 15, 2013, the Company executed a Waiver and Amendment No. 2 to the Credit Agreement (the “Credit Agreement Waiver and Amendment”) pursuant to which the counterparties thereto agreed, among other things, to waive any default, event of default, or possible event of default, as applicable, related to the Company’s failure to meet the above-described financial covenant in the Credit Agreement.

Separately, the Company determined that a perfection trigger event had occurred under the Credit Agreement. As a result, the outstanding obligations under the Credit Agreement, which were previously unsecured, are now secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable, subject to the liens and interests of certain other parties holding first priority perfected liens. Under the original terms of the Credit Agreement, the obligations thereunder that became secured under these circumstances could again become unsecured provided that (i) no event of default has occurred and is continuing and (ii) the Company has maintained for two consecutive quarters, and is projected to maintain for the next two consecutive quarters, a total leverage ratio less than or equal to 3.75 to 1.0. Pursuant to the Credit Agreement Waiver and Amendment, this provision has been amended to add the additional condition that no release of the liens securing the obligations under the Credit Agreement can occur until the Company has delivered to the lenders its audited financial statements with respect to its fiscal year ending December 31, 2013.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At December 31, 2012, the Company had outstanding performance bonds valued at approximately $614.5 million; however, the revenue value remaining in backlog related to these projects totaled approximately $188.5. Zurich has informed the Company and the Administrative Agent that it intends to seek second mortgages on the same vessels securing the obligations under the Credit Agreement.

In addition to its credit facility, the Company has a $24 million International Letter of Credit Facility with Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including our long-term land reclamation project in Bahrain. The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im Bank”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. The Company had no letters of credit issued under this facility at December 31, 2012. At December 31, 2012, the Company also failed to the meet the International Letter of Credit Facility’s requirement of maintaining a minimum fixed charge coverage ratio of 1.25 to 1.0. On March 15, 2013, the Company executed a Waiver to the International Letter of Credit Facility (the “LC Waiver”) pursuant to which the counterparties thereto agreed, among other things, to waive any default, event of default, or possible event of default, as applicable, related to the Company’s failure to meet the above-described financial covenant in the International Letter of Credit Facility.

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

The Company paid dividends of $3.7 million through the first three quarters of 2012. In the fourth quarter of 2012, the board of directors paid a special dividend of $14.9 million representing quarterly dividends that likely would have been declared in the fourth quarter 2012 as well as the acceleration of dividends for the four quarters of 2013 plus an additional return of capital. Prior to that, the Company paid dividends of approximately $1.2 million each quarter, beginning in the second quarter of 2011, and approximately $1.0 million each quarter prior to that in 2011 and 2010. The Company does not anticipate paying dividends in 2013. The future declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, its financial results and condition and legal requirements, including restrictions and limitations contained in the Credit Agreement, bonding agreement and the indenture relating to its senior notes. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Australian Dollar and the Brazilian Real, is reflected in the cumulative translation adjustment, net within accumulated other comprehensive income (loss). Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the Credit Agreement and bonding agreement, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2012. Additional information related to these obligations can be found in Note 7 and Note 12 to the Company’s consolidated financial statements.

	Obligations coming due in year(s) ending:
	Total (1)	2013	2014-2016	2017-2019	2020 and beyond
	(in millions)
Long term bank debt (2)	$—	$—	$—	$—	$—
Senior notes (3)	362.1	18.4	55.3	288.4	—
Unconditional purchase commitments (4)	105.3	64.6	40.7	—	—
Operating lease commitments	98.9	19.4	52.2	24.2	3.1
Promissory note (5)	13.2	13.2	—	—	—
Equipment notes	0.1	0.1	—	—	—

Total	$579.6	$115.7	$148.2	$312.6	$3.1

(1)	Excluded from the above table are $0.6 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.
(2)	Represents the Company’s senior credit facility. No amounts were outstanding at December 31, 2012.
(3)	Includes cash interest payments calculated at stated fixed rate of 7.375%.
(4)	Includes payments for vessels being built to Company specifications and other contract related commitments.
(5)	Includes cash interest payments calculated at stated fixed rate of 6.00%. Additionally includes notes issued in connection with the Matteson acquisition in 2010, due December 2013, and the Terra Contracting acquisition which was subsequently paid in January 2013.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $35.7 million at December 31, 2012. The Company has granted liens in 2013 subsequent to the end of the prior fiscal year on a substantial portion of its owned operating equipment as security for borrowings under its Credit Agreement and has agreed that other owned operating equipment may also be granted liens under the bonding agreement. The Company’s Credit Agreement, bonding agreement and the indenture relating to its senior notes also contain provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions. The Company did not meet one of its financial covenants in the Credit Agreement and the International Letter of Credit Facility at December 31, 2012. Both the Credit Agreement and the International Letter of Credit Facility require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.0. The Company’s fixed charge coverage ratio as of December 31, 2012 was 1.12x, resulting in an event of default under the Credit Agreement and the International Letter of Credit Facility. On March 15, 2013, the counterparties thereto agreed, among other things, to waive any default, event of default, or possible event of default, as applicable, related to the Company’s failure to meet the above-described financial covenant in the Credit Agreement and the International Letter of Credit Facility.

The Company finances certain key vessels, office space, and other equipment used in its operations with off-balance sheet operating lease arrangements with unrelated lessors, requiring annual rentals of $19.4 million which decline to $0.5 million over the next ten years subject to future lease arrangements. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

At December 31, 2012, the Company had outstanding performance bonds valued at approximately $614.5 million; however, the revenue value remaining in backlog related to these projects totaled approximately $188.5 million.

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

The Company considers it unlikely that it would have to perform under any of the aforementioned contingent obligations, other than operating leases.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

A significant portion of the Company’s current dredging operations are conducted outside of the U.S., primarily in the Middle East. It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company’s foreign dredging work is in Bahrain. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar; therefore, there is no foreign currency exposure on these transactions. At December 31, 2012, the Company had no foreign exchange forward contracts outstanding.

At December 31, 2012, the Company had long-term senior notes outstanding with a recorded book value of $250.0 million. The fair value of these notes, which bear interest at a fixed rate of 7.375%, was $268.1 million at December 31, 2012 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2012 the fair value of this fixed rate debt would have increased to $277.6 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 10% of the Company’s costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company’s 2013 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2012. At December 31, 2012 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements for 2012. As of December 31, 2012, there were 5.0 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $3.01 to $3.29 per gallon. At December 31, 2012, the fair value asset on these contracts was estimated to be $0.5 million, based on quoted market prices and is recorded in other current assets. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 29, 2013, are set forth on pages 60 to 98 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2012 and 2011. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2012
Contract revenues	$154.9	$163.1	$162.5	$207.1
Costs of contract revenues	(134.9)	(144.4)	(154.7)	(185.2)

Gross profit	20.0	18.7	7.8	21.9
General and administrative expenses	(13.3)	(11.4)	(11.7)	(17.1)
Gain on sale of assets — net	(0.1)	(0.1)	(0.1)	(0.3)

Operating income (loss)	6.8	7.4	(3.8)	5.1
Interest expense — net	(5.3)	(5.4)	(5.1)	(5.2)
Equity in earnings (loss) of joint ventures	—	—	0.2	—
Loss on foreign currency transactions — net	—	—	—	(0.1)

Income (loss) before income taxes	1.5	2.0	(8.7)	(0.2)
Income tax (provision) benefit	(0.6)	(0.8)	3.4	0.1

Net income (loss)	0.9	1.2	(5.3)	(0.1)
Net loss attributable to noncontrolling interests	0.1	0.1	—	0.4

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$1.0	$1.3	$(5.3)	$0.3

Basic earnings (loss) per share	$0.02	$0.02	$(0.09)	$0.01
Basic weighted average shares	59,038	59,171	59,253	59,316
Diluted earnings (loss) per share	$0.02	$0.02	$(0.09)	$0.01
Diluted weighted average shares	59,434	59,534	59,253	59,851

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2011
Contract revenues	$155.3	$155.0	$158.5	$158.6
Costs of contract revenues	(127.9)	(135.2)	(131.1)	(140.2)

Gross profit	27.4	19.8	27.4	18.4
General and administrative expenses	(12.1)	(13.6)	(12.7)	(12.0)
Gain on sale of assets — net	(0.3)	(2.5)	(0.1)	(8.8)

Operating income	15.6	8.7	14.8	15.2
Interest expense — net	(6.0)	(4.9)	(5.6)	(5.2)
Equity in earnings (loss) of joint ventures	(0.6)	(0.1)	0.6	(0.3)
Loss on foreign currency transactions — net	—	—	(0.5)	0.3
Loss on extinguishment of debt	(5.1)	—	—	—

Income before income taxes	3.9	3.7	9.3	10.0
Income tax provision	(1.5)	(1.5)	(3.6)	(3.0)

Net income	2.4	2.2	5.7	7.0
Net income attributable to noncontrolling interests	—	(0.5)	(0.1)	(0.2)

Net income attributable to Great Lakes Dredge & Dock Corporation	$2.4	$1.7	$5.6	$6.8

Basic earnings per share	$0.04	$0.03	$0.10	$0.12
Basic weighted average shares	58,785	58,875	58,930	58,973
Diluted earnings per share	$0.04	$0.03	$0.09	$0.12
Diluted weighted average shares	59,237	59,183	59,161	59,236

Note: Items may not sum due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is a) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, due to a material weakness in our internal control over financial reporting. Additional information regarding this material weakness, and the Remediation Plan (as defined below) that management has developed in response thereto, is included below under the captions Changes in Internal Controls and Management’s Annual Report on Internal Control over Financial Reporting (the “Management Report”).

Notwithstanding the material weakness that existed as of December 31, 2012, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has developed a remediation plan (the “Remediation Plan”) to address the material weakness that is described in the Management Report. The Remediation Plan is designed to ensure that each area affected by a material control weakness is remediated properly. The Remediation Plan includes the following actions:

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Great Lakes Dredge & Dock Corporation, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Company completed the acquisition of certain assets of Terra on December 31, 2012. Since the Company has not fully incorporated the internal controls and procedures of this business into the Company’s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. As of December 31, 2012, the Terra business constitutes approximately 4% and less than 1% of the Company’s total and net assets, respectively, and given the date of acquisition, had no impact on the Company’s revenues or operating income in 2012.

The phrase internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and overseen by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Based on the criteria in the COSO Framework, management concluded that there was a material weakness and that the Company did not maintain effective internal control over financial reporting as of December 31, 2012. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management identified a weakness in the operation of our processes and controls to timely and consistently capture and analyze contract change orders in our demolition segment as a result of inadequate training of segment personnel and insufficient monitoring by corporate office personnel, such that we did not maintain effective internal control over revenue recognition with respect to accounting for pending change orders at our demolition segment.

Management has discussed the material weakness described above with our Audit Committee and our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”). Deloitte, who audited Great Lakes’ consolidated financial statements included in this Form 10-K, has issued a report on Great Lakes’ internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Company’s Terra business (“Terra”), which was acquired on December 31, 2012 and whose financial statements constitute approximately 4% and less than 1% of total and net assets, respectively, and no revenues or operating income of the consolidated financial statement amounts for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Terra. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment regarding the operation of the Company’s processes and controls to timely and consistently capture and analyze contract change orders in its demolition segment as a result of inadequate training of segment personnel and insufficient monitoring by corporate office personnel, such that the Company did not maintain effective internal control over revenue recognition with respect to accounting for pending change orders at its demolition segment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 29, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 29, 2013

Item 9B.	Other Information

On March 28, 2013 the board determined that Mr. Stephen Pegg would transition from serving as both Senior Vice President – Corporate Development and President of Rivers & Lakes to serving exclusively as President of Rivers & Lakes. Accordingly, Mr. Pegg is no longer an executive officer of the Company within the meaning of Rule 3b-7 under the Exchange Act.

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

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation” and “Compensation Discussion and Analysis” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board of Directors and Corporate Governance” and “Change of Control of the Company” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1.	Financial Statements

The financial statements are set forth on pages 60 to 98 of this Report and are incorporated by reference in Item 8 of this Report.

2.	Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 99, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2013 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 29, 2013

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(in thousands, except per share amounts)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,440	$113,288
Accounts receivable—net	149,142	120,268
Contract revenues in excess of billings	69,574	26,412
Inventories	28,726	33,426
Prepaid expenses	9,554	3,979
Other current assets	32,254	28,405

Total current assets	313,690	325,778
PROPERTY AND EQUIPMENT—Net	346,540	310,520
GOODWILL	100,799	98,049
OTHER INTANGIBLE ASSETS — Net	3,232	814
INVENTORIES—Noncurrent	37,392	30,103
INVESTMENTS IN JOINT VENTURES	7,047	6,923
OTHER	17,695	16,273

TOTAL	$826,395	$788,460

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$123,082	$82,745
Accrued expenses	38,490	31,121
Billings in excess of contract revenues	11,280	13,627
Current portion of long term debt	13,098	3,033

Total current liabilities	185,950	130,526
LONG TERM NOTE PAYABLE	—	2,500
7 3/8% SENIOR NOTES	250,000	250,000
DEFERRED INCOME TAXES	106,767	104,352
OTHER	10,253	8,545

Total liabilities	552,970	495,923

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 59,359 and 58,999 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively.	6	6
Additional paid-in capital	271,418	267,918
Retained earnings	2,591	24,042
Accumulated other comprehensive income (loss)	(380)	3

Total Great Lakes Dredge & Dock Corporation equity	273,635	291,969
NONCONTROLLING INTERESTS	(210)	568

Total equity	273,425	292,537

TOTAL	$826,395	$788,460

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share amounts)

	2012	2011	2010
CONTRACT REVENUES	$687,584	$627,333	$686,922
COSTS OF CONTRACT REVENUES	619,185	534,316	564,140

GROSS PROFIT	68,399	93,017	122,782
OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	53,459	50,434	54,352
GAIN ON SALE OF ASSETS—Net	(565)	(11,711)	—

Total operating income	15,505	54,294	68,430

OTHER EXPENSE:
Interest expense—net	(20,922)	(21,665)	(13,542)
Equity in earnings (loss) of joint ventures	124	(406)	(614)
Loss on foreign currency transactions—net	(118)	(282)	—
Loss on extinguishment of debt	—	(5,145)	—

Total other expense	(20,916)	(27,498)	(14,156)
INCOME (LOSS) BEFORE INCOME TAXES	(5,411)	26,796	54,274
INCOME TAX (PROVISION) BENEFIT	2,071	(9,545)	(20,554)

NET INCOME (LOSS)	(3,340)	17,251	33,720
Net (income) loss attributable to noncontrolling interests	645	(723)	889

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS OF GREAT LAKES DREDGE & DOCK CORPORATION	$(2,695)	$16,528	$34,609

Basic earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.05)	$0.28	$0.59
Basic weighted average shares	59,195	58,891	58,647
Diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.05)	$0.28	$0.59
Diluted weighted average shares	59,195	59,230	58,871

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Net income (loss)	$(3,340)	$17,251	$33,720
Currency translation adjustment—net of tax (1)	(6)	(267)	—
Reclassification of derivative gains (losses) to earnings—net of tax (2)	3	(1,437)	(321)
Change in fair value of derivatives—net of tax (3)	(380)	1,350	139

Other comprehensive loss—net of tax	(383)	(354)	(182)

Comprehensive income (loss)	(3,723)	16,897	33,538
Comprehensive (income) loss attributable to noncontrolling interests	645	(723)	889

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(3,078)	$16,174	$34,427

(1)	Net of income tax (provision) benefit of $(7), $(177) and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Net of income tax (provision) benefit of $2, $(882) and $(213) for the years ended December 31, 2012, 2011 and 2010, respectively.
(3)	Net of income tax (provision) benefit of $(252), $824 and $92 for the years ended December 31, 2012, 2011 and 2010, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2010	58,542	$6	$263,579	$(18,336)	$539	$(1,239)	$244,549
Share-based compensation	79	—	2,094	—	—	—	2,094
Vesting of restricted stock units, including impact of shares withheld for taxes	13	—	—	—	—	—	—
Exercise of stock options	136	—	656	—	—	—	656
Dividends declared and paid ($0.07 per share)	—	—	—	(3,988)	—	—	(3,988)
Dividend equivalents paid on restricted stock units	—	—	—	(24)	—	—	(24)
Net income	—	—	—	34,609	—	(889)	33,720
Other comprehensive loss—net of tax	—	—	—	—	(182)	—	(182)

BALANCE—December 31, 2010	58,770	$6	$266,329	$12,261	$357	$(2,128)	$276,825

Share-based compensation	116	—	1,838	—	—	—	1,838
Vesting of restricted stock units, including impact of shares withheld for taxes	106	—	(291)	—	—	—	(291)
Exercise of stock options	6	—	27	—	—	—	27
Excess income tax benefit from share-based compensation	—	—	55	—	—	—	55
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid ($0.08 per share)	—	—	—	(4,711)	—	—	(4,711)
Dividend equivalents paid on restricted stock units	—	—	—	(36)	—	—	(36)
Net income	—	—	—	16,528	—	723	17,251
Other comprehensive loss—net of tax	—	—	—	—	(354)	—	(354)

BALANCE—December 31, 2011	58,999	$6	$267,918	$24,042	$3	$568	$292,537

Share-based compensation	165	—	3,081	—	—	—	3,081
Vesting of restricted stock units, including impact of shares withheld for taxes	92	—	(231)	—	—	—	(231)
Exercise of stock options	103	—	461	—	—	—	461
Excess income tax benefit from share-based compensation	—	—	189	—	—	—	189
Dividends declared and paid ($0.31 per share)	—	—	—	(18,560)	—	—	(18,560)
Dividend equivalents paid on restricted stock units	—	—	—	(196)	—	—	(196)
Distributions paid to noncontrolling interests	—	—	—	—	—	(133)	(133)
Net loss	—	—	—	(2,695)	—	(645)	(3,340)
Other comprehensive loss—net of tax	—	—	—	—	(383)	—	(383)

BALANCE—December 31, 2012	59,359	$6	$271,418	$2,591	$(380)	$(210)	$273,425

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$(3,340)	$17,251	$33,720
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	40,034	40,838	34,301
Equity in (earnings) loss of joint ventures	(124)	406	614
Loss on extinguishment of 7 3/4% senior subordinated notes	—	5,145	—
Deferred income taxes	3,100	14,332	7,405
Gain on dispositions of property and equipment	(532)	(11,711)	(505)
Gain on adjustment of contingent earnout	(240)	(1,400)	—
Amortization of deferred financing fees	1,245	1,515	1,607
Unrealized foreign currency loss	208	513	—
Share-based compensation expense	3,081	1,838	2,094
Excess income tax benefit from share-based compensation	(189)	(55)	—
Changes in assets and liabilities:
Accounts receivable	(16,597)	(25,659)	56,603
Contract revenues in excess of billings	(40,273)	(3,759)	3,510
Inventories	(2,869)	(4,667)	2,630
Prepaid expenses and other current assets	(7,935)	(12,340)	(847)
Accounts payable and accrued expenses	24,633	3,888	(5,053)
Billings in excess of contract revenues	(2,398)	(857)	(11,078)
Other noncurrent assets and liabilities	336	(715)	(1,470)

Net cash flows provided by (used in) by operating activities	(1,860)	24,563	123,531
INVESTING ACTIVITIES:
Purchases of property and equipment	(62,485)	(33,433)	(25,258)
Proceeds from dispositions of property and equipment	1,042	16,717	431
Acquisition of Terra assets	(2,000)	—	—
Acquisition of Matteson assets	—	—	(37,869)

Net cash flows used in investing activities	(63,443)	(16,716)	(62,696)
FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	250,000	—
Redemption of 7 3/4% senior subordinated notes	—	(175,000)	—
Senior subordinated notes redemption premium	—	(2,264)	—
Deferred financing fees	(2,039)	(5,962)	—
Repayment of long term note payable	(2,500)	(2,500)	—
Distributions paid to minority interests	(133)	—	—
Dividends paid	(18,560)	(4,711)	(3,988)
Dividend equivalents paid on restricted stock units	(196)	(36)	(24)
Taxes paid on settlement of vested share awards	(231)	(291)	—
Repayments of equipment debt	(543)	(1,911)	(1,251)
Exercise of stock options	461	27	656
Excess income tax benefit from share-based compensation	189	55	—
Borrowings under revolving loans	—	—	14,968
Repayments of revolving loans	—	—	(25,968)

Net cash flows provided by (used in) financing activities	(23,552)	57,407	(15,607)

Effect of foreign currency exchange rates on cash and cash equivalents	7	(444)	—

Net increase (decrease) in cash and cash equivalents	(88,848)	64,810	45,228
Cash and cash equivalents at beginning of period	113,288	48,478	3,250

Cash and cash equivalents at end of period	$24,440	$113,288	48,478

Supplemental Cash Flow Information
Cash paid for interest	$19,462	$12,485	$13,269

Cash paid (refunded) for income taxes	$(4,859)	$5,270	$16,332

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$7,747	$5,222	$8,559

Property and equipment purchased on capital leases and equipment notes	$—	$2,127	$109

Acquisition of noncontrolling interest in NASDI, LLC	$—	$40	$—

Purchase price of Matteson assets comprised of promissory notes and other liabilities	$—	$—	$9,140

Purchase price of Terra assets comprised of promissory notes and other liabilities	$23,798	—	—

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011 AND FOR THE

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except per share amounts or as otherwise noted)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) are in the business of marine construction, primarily dredging, and commercial and industrial demolition. The Company’s primary dredging customers are domestic and foreign government agencies, as well as private entities, and its primary demolition customers are general contractors, corporations that commission projects, nonprofit institutions such as universities and hospitals, and local government and municipal agencies.

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of Great Lakes Dredge & Dock Corporation and its majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence, but not control. Other investments, if any, are carried at cost.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue and Cost Recognition on Contracts — Substantially all of the Company’s contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. The majority of the Company’s demolition contracts are also fixed-price contracts, with others managed as time-and-materials. Contract revenues are recognized under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion. For demolition contracts, contract revenues are adjusted to reflect the estimated gross profit percentage. Revisions in estimated gross profit percentages are recorded in the period during which the change in circumstances is experienced or becomes known. As the duration of most of the Company’s contracts is one year or less, the cumulative net impact of these revisions in estimates, individually and in the aggregate across our projects, does not significantly affect our results across reporting periods. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Modifications may be negotiated when a change from the original contract specification is encountered, and a change in project scope, performance methodology and/or material disposal is necessary. Thus, the resulting modification is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital projects have the highest margins due to the complexity of the projects, while coastal protection projects have the most volatile margins because they are most often exposed to variability in weather conditions.

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

Cash Equivalents — The Company considers all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents.

Accounts Receivable, net — Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage generally within one year, and accordingly presents retainage as a current asset. A portion of retainage will not be collected until after one year and is classified as other non-current assets. The Company provides an allowance for estimated uncollectible accounts receivable when events or conditions indicate that amounts outstanding are not recoverable.

Inventories — Inventories consist of pipe and spare parts used in the Company’s dredging operations. Pipe and spare parts are purchased in large quantities; therefore, a certain amount of pipe and spare part inventories is not anticipated to be used within the current year and is classified as long-term. Inventories are stated at the lower of net realizable value or weighted average historical cost.

Property and Equipment — Capital additions, improvements, and major renewals are classified as property and equipment and are carried at depreciated cost. Maintenance and repairs that do not significantly extend the useful lives of the assets or enhance the capabilities of such assets are charged to expenses as incurred. Depreciation is recorded over the estimated useful lives of property and equipment using the straight-line method and the mid-year depreciation convention. The estimated useful lives by class of assets are:

Class	Useful Life (years)
Buildings and improvements	10
Furniture and fixtures	5-10
Vehicles, dozers, and other light operating equipment and systems	3-5
Heavy operating equipment (dredges and barges)	10-30

Leasehold improvements are amortized over the shorter of their remaining useful lives or the remaining terms of the leases.

Goodwill and Other Intangible Assets — Goodwill represents the excess of acquisition cost over fair value of the net assets acquired. Other identifiable intangible assets mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations and are being amortized over a one to five-year period. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. GAAP requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

At year end the Company operates in four operating segments that, through aggregation, comprise two reportable segments: dredging and demolition. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units. Prior to the re-evaluation of segments at year end, the Company had two reportable segments that were the operating segments and the reporting units. The Company performed its most recent annual test of impairment as of July 1, 2012 for the goodwill in both the dredging and demolition segments with no indication of goodwill impairment as of the test date. As of the test date, the fair value of both the dredging segment and the demolition segment were in excess of their carrying values by at least 35%. No test was performed in the fourth quarter as based on the segments’ current forecasts no triggering events which would require an interim test were deemed to have occurred. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2013 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets — Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell. No triggering events were identified in 2012 or 2011.

The Company capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes.

Self-insurance Reserves — The Company self-insures costs associated with its seagoing employees covered by the provisions of Jones Act, workers’ compensation claims, hull and equipment liability, and general business liabilities up to certain limits. Insurance reserves are established for estimates of the loss that the Company may ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company considers historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves.

The Company was previously a member of an insurance association that provided personal injury coverage for its maritime workforce in excess of self-insurance retention limits. Under the prior plan the Company was subject to retroactive premium adjustments based on the association’s claims experience and investment performance. The Company accrued for retroactive premium adjustments when assessed by the insurance association. As the Company is no longer a member of the insurance association, there were no assessments accrued for the year ended December 31, 2012 and 2011.

Income Taxes — The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Recorded deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities, given the effect of currently enacted tax laws. The Company’s current policy is to repatriate all earnings from foreign subsidiaries’ operations as generated and at this time no amounts are considered to be permanently reinvested in those operations.

Hedging Instruments — The Company designates certain derivative contracts as a cash flow hedge as defined by GAAP. Accordingly, the Company formally documents, at the inception of each hedge, all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to highly-probable forecasted transactions.

The Company formally assesses, at inception and on an ongoing basis, the effectiveness of hedges in offsetting changes in the cash flows of hedged items. Hedge accounting treatment is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items for forecasted future transactions), (2) the derivative expires or is sold, terminated or exercised, (3) it is no longer probable that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. If management elects to stop hedge accounting, it would be on a prospective basis and any hedges in place would be recognized in accumulated other comprehensive income (loss) until all the related forecasted transactions are completed or are probable of not occurring.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries where the operations are primarily denominated in the foreign currency are translated into U.S. dollars for reporting. Balance sheet accounts are translated at the current foreign exchange rate at the end of each period and income statement accounts are translated at the average foreign exchange rate for each period. Gains and losses on foreign currency translations are reflected as a currency translation adjustment, net of tax, in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in loss on foreign currency transactions, net.

Noncontrolling Interest — The Company previously owned 65% of the profits interests of NASDI, LLC (“NASDI”), a demolition service provider located in the Boston, Massachusetts area. Effective January 1, 2011 the Company reacquired Mr. Christopher Berardi’s 35% membership interest in NASDI for no cost per the terms of NASDI’s limited liability company agreement. This resulted in the elimination of noncontrolling interest of $1,973 in 2011. The Company now owns 100% of NASDI.

In March 2011, Mr. Berardi resigned his employment with the Company’s demolition segment effective April 29, 2011. Mr. Berardi’s resignation and the repurchase of his NASDI membership interest also resulted in the reversal of a $1,933 accrual in 2011 established in conjunction with a prior restructuring of ownership interest in NASDI. This reversal was recorded directly to equity as part of the reacquisition of the noncontrolling interest.

On January 1, 2009 the Company acquired a 65% interest in Yankee Environmental Services, LLC (“Yankee”). Noncontrolling interest at December 31, 2012 is related to the membership interest the Company does not own in Yankee.

Earnings Per Share — Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the year ended December 31, 2012, 478 shares of potentially dilutive stock options to purchase shares of common stock (“NQSO”) and restricted stock units (“RSU”) were excluded from the diluted weighted-average common shares outstanding, as the Company incurred a loss during this period. For the years ended 2011 and 2010, 299 and zero NQSOs, respectively, were excluded from the calculation of diluted earnings per share. The options were excluded based on the application of the treasury stock method, as such options were determined to be anti-dilutive.

The computations for basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 are as follows:

(shares in thousands)	2012	2011	2010
Net income (loss) attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$(2,695)	$16,528	$34,609
Weighted-average common shares outstanding — basic	59,195	58,891	58,647
Effect of stock options and restricted stock units	—	339	224

Weighted-average common shares outstanding — diluted	59,195	59,230	58,871

Earnings (loss) per share — basic	$(0.05)	$0.28	$0.59
Earnings (loss) per share — diluted	$(0.05)	$0.28	$0.59

2.	RESTRICTED AND ESCROWED CASH

At December 31, 2012 and 2011, other noncurrent assets include $1,500 of cash held in escrow as security for the Company’s lease rental obligation under a long-term equipment operating lease.

At December 31, 2012, other current assets include $450 of cash held in escrow related to an outstanding lawsuit.

At December 31, 2011 the Company held cash and cash equivalents of $6,489 in an escrow account related to its sale of real estate in Channelview, TX. The escrow was used to transfer the proceeds from the sale to the purchase of a like-kind property, and due to the availability of the funds to the Company were not deemed to be restricted.

3.	ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable at December 31, 2012 and 2011 are as follows:

	2012	2011
Completed contracts	$43,898	$38,317
Contracts in progress	91,459	69,469
Retainage	24,419	20,692

	159,776	128,478
Allowance for doubtful accounts	(2,050)	(1,839)

Total accounts receivable — net	$157,726	$126,639

Current portion of accounts receivable — net	$149,142	$120,268
Long-term accounts receivable and retainage	8,584	6,371

Total accounts receivable — net	$157,726	$126,639

The components of contracts in progress at December 31, 2012 and 2011 are as follows:

	2012	2011
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$458,750	$173,187
Amounts billed	(392,860)	(152,045)

Costs and earnings in excess of billings for contracts in progress	65,890	21,142
Costs and earnings in excess of billings for completed contracts	3,684	7,459

Total contract revenues in excess of billings	$69,574	$28,601

Current portion of contract revenues in excess of billings	$69,574	$26,412
Portion included in other noncurrent assets	—	2,189

Total contract revenues in excess of billings	$69,574	$28,601

Billings in excess of costs and earnings:
Amounts billed	$(338,741)	$(427,797)
Costs and earnings for contracts in progress	327,461	414,170

Total billings in excess of contract revenues	$(11,280)	$(13,627)

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011
Land	$9,205	$2,764
Buildings and improvements	5,184	5,184
Furniture and fixtures	4,585	3,636
Operating equipment	573,516	519,008

Total property and equipment	592,490	530,592

Accumulated depreciation	(245,950)	(220,072)

Property and equipment — net	$346,540	$310,520

Depreciation expense was $39,781, $38,372 and $33,874, for the years ended December 31, 2012, 2011 and 2010, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 is as follows:

	Dredging Segment	Demolition Segment	Total
Balance — January 1, 2011	$76,575	$21,474	$98,049
	—	—	—

Balance — December 31, 2011	76,575	21,474	98,049
Acquisition of Terra Contracting	—	2,750	2,750

Balance — December 31, 2012	$76,575	$24,224	$100,799

Goodwill	$76,575	$29,040	$105,615
Accumulated Impairment Loss	—	(4,816)	(4,816)

Balance — December 31, 2012	$76,575	$24,224	$100,799

At December 31, 2012 and 2011, the net book value of identifiable intangible assets was as follows:

As of December 31, 2012	Cost	Accumulated Amortization	Net
Non-compete agreement	$1,852	$421	$1,431
Customer relationships	1,481	1,335	146
Software and databases	1,209	1,136	73
Backlog	627	—	627
Trade names	499	70	429
Other	526	—	526

	$6,194	$2,962	$3,232

As of December 31, 2011
Customer relationships	$1,481	$1,279	$202
Software and databases	1,209	1,063	146
Non-compete agreement	744	313	431
Trade names	88	53	35

	$3,522	$2,708	$814

On December 31, 2012 the Company acquired the assets of Terra Contracting, LLC. (“Terra”) resulting in the recognition of additional intangible assets and goodwill. The weighted average amortization period for intangible assets acquired in 2012 is 4.0 years.

On December 31, 2010 the Company acquired the assets of L.W. Matteson, Inc. (“Matteson”) resulting in the recognition of additional intangible assets (See Note 14). The weighted average amortization period for intangible assets acquired in 2010 is 1.8 years. Intangible assets that were fully amortized at December 31, 2011, including backlog and other intangible assets, have been removed from the balance sheet.

Amortization expense was $254, $2,466 and $427, for the years ended December 31, 2012, 2011 and 2010, respectively, and is included as a component of general and administrative expenses. Amortization expense related to intangible assets is estimated to be $1,289 in 2013, $572 in 2014, $552 in 2015, $409 in 2016 and $409 in 2017.

6.	ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and 2011 are as follows:

	2012	2011
Payroll and employee benefits	$9,906	$10,763
Insurance	9,070	8,285
Interest	7,837	7,759
Construction liabilities	6,426	—
Income and other taxes	1,699	1,261
Percentage of completion adjustment	1,552	1,855
Other	2,000	1,198

Total accrued expenses	$38,490	$31,121

7.	LONG-TERM DEBT

Long-term debt at December 31, 2012 and 2011 is as follows:

	2012	2011
Equipment notes payable	$51	$591
Note payable	13,047	5,000
7.375% senior notes	250,000	250,000

Subtotal	263,098	255,591
Current portion of note payable	(13,047)	(2,500)
Current portion of equipment debt	(51)	(533)

Total	$250,000	$252,558

Credit agreement

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

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the new revolving credit facility will bear interest at the option of the Company at either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

The new credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. The Credit Agreement requires the Company to maintain a net leverage ratio less than or equal to 4.50 to 1.00 as of the end of each fiscal quarter and a minimum fixed charge coverage ratio of 1.25 to 1.00. At December 31, 2012, the Company’s fixed charge coverage ratio was 1.12x, resulting in an event of default under the Credit Agreement.

On March 15, 2013, the Company executed a Waiver and Amendment No. 2 to the Credit Agreement (the “Credit Agreement Waiver and Amendment”) pursuant to which the counterparties thereto agreed, among other things, to waive any default, event of default, or possible event of default, as applicable, related to the Company’s failure to meet the above-described financial covenant in the Credit Agreement.

Separately, the Company determined that a perfection trigger event had occurred under the Credit Agreement. As a result, the outstanding obligations under the Credit Agreement, which were previously unsecured, are now secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable, subject to the liens and interests of certain other parties holding first priority perfected liens. Under the original terms of the Credit Agreement, the obligations thereunder that became secured under these circumstances could again become unsecured provided that (i) no event of default has occurred and is continuing and (ii) the Company has maintained for two consecutive quarters, and is projected to maintain for the next two consecutive quarters, a total leverage ratio less than or equal to 3.75 to 1.0. Pursuant to the Credit Agreement Waiver and Amendment, this provision has been amended to add the additional condition that no release of the liens securing the obligations under the Credit Agreement can occur until the Company has delivered to the lenders its audited financial statements with respect to its fiscal year ending December 31, 2013.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. As of December 31, 2012, the Company had no borrowings and $35,663 of letters of credit outstanding, resulting in $139,337 of availability under the Credit Agreement. On March 13, 2013, Zurich American Insurance Company informed the Company that it intends to seek, pursuant to the existing surety arrangements among the Company, Zurich and the administrative agent under the Credit Agreement, second mortgages on the same vessels securing the Company’s obligations under the Credit Agreement.

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

Other

Great Lakes has a $24,000 International Letter of Credit Facility with Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including our long-term land reclamation project in Bahrain. The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im Bank”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. At December 31, 2012, there were no letters of credit outstanding under this facility. At December 31, 2012, the Company also failed to the meet the International Letter of Credit Facility’s requirement of maintaining a minimum fixed charge coverage ratio of 1.25 to 1.0. On March 15, 2013, the Company executed a Waiver to the International Letter of Credit Facility (the “LC Waiver”) pursuant to which the counterparties thereto agreed, among other things, to waive any default, event of default, or possible event of default, as applicable, related to the Company’s failure to meet the above-described financial covenant in the Credit Agreement and the International Letter of Credit Facility.

In accordance with the purchase of Matteson (See Note 14), the Company issued a secured promissory note in the amount of $7,500 to the former owners of Matteson. The remaining principal payment of $2,500 is due on December 31, 2013. Interest payments at the annual rate of 6% are due quarterly.

In accordance with the purchase of certain assets of Terra (See Note 14), the Company issued a secured promissory note in the amount of $10,547 to the former owner of Terra. The balance of the note of $10,547 was paid in January 2013.

The scheduled principal payments through the maturity date of the Company’s long-term debt, excluding equipment notes, at December 31, 2012, are as follows:

Years Ending December 31
2013	$13,047
2014	—
2015	—
2016	—
2017	—
Thereafter	250,000

Total	$263,047

The Company incurred amortization of deferred financing fees for its long term debt of $1,245, $1,515 and $1,607 for each of the years ended December 31, 2012, 2011 and 2010. Such amortization is recorded as a component of interest expense.

The Company sometimes enters into equipment note arrangements or capital leases to finance the acquisition of dozers, excavators and other operating equipment. In 2011, the Company entered into equipment notes totaling $2,127. There were no equipment note arrangements or capital leases entered into in 2012. The current portion of equipment notes payable is $51 and $533, at December 31, 2012 and 2011, respectively. The long-term portion of these equipment notes is included in other long-term liabilities and totaled $58 at December 31, 2011. There is no long-term portion of equipment notes at December 31, 2012. The terms of these equipment notes extend through 2013. The net book value of the related assets was $190 and $2,450 at December 31, 2012 and 2011, respectively. Payments on these equipment notes will be $51 in 2013.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At December 31, 2012 and 2011, the Company held certain derivative contracts that it uses to manage foreign currency risk, commodity price risk and interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Fuel hedge contracts	$178	$—	$178	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$449	$—	$449	$—
Interest rate swap contracts	755	—	755	—
Foreign exchange contracts	155	—	155	—

Total assets measured at fair value	$1,359	$—	$1,359	$—

Interest rate swap contracts

In May 2009, the Company entered into two interest rate swap arrangements, which were effective through December 15, 2012, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes. Although the senior subordinated notes were redeemed in January 2011, the swaps remained in place. The swaps were not accounted for as a hedge; therefore, the changes in fair value were recorded as adjustments to interest expense in each reporting period. The swaps expired and were settled in December 2012.

The Company previously verified the fair value of the interest rate swap contracts using a quantitative model that contained both observable and unobservable inputs. The unobservable inputs related primarily to the implied LIBOR forward rate and the long-term nature of the contracts. As of December 31, 2011 the unobservable inputs began to be corroborated by observable market data and accordingly the Company transferred the swaps into Level 2 of the fair value hierarchy. The change in Level 3 interest rate swap contracts during the prior year was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2011
Interest rate swap contracts
Balance at January 1	$1,264
Total unrealized gains (losses) included in earnings	(1,396)
Settlements	887
Transfers out of Level 3	(755)

Balance at December 31	$—

Foreign exchange contracts

The Company has various exposures to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At December 31, 2012 there were no outstanding contracts and at December 31, 2011 the Company had one outstanding contract related to the Brazilian Real. This foreign exchange contract was not accounted for as a hedge.

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

As of December 31, 2012, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2013. As of December 31, 2012, there were 2.8 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through May 2013. Under these swap agreements, the Company will pay fixed prices ranging from $3.01 to $3.29 per gallon.

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

At December 31, 2012, the fair value liability of the fuel hedge contracts was estimated to be $178 and is recorded in accrued expenses. At December 31, 2011, the fair value asset of the fuel hedge contracts was estimated to be $449 and was recorded in other current assets. The loss reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2012 was $3. The remaining gains and losses included in accumulated other comprehensive income (loss) at December 31, 2012 will be reclassified into earnings over the next five months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the foreign exchange contracts, interest rate and fuel hedge contracts outstanding as of December 31, 2012 and 2011 is as follows:

	Balance Sheet Location	Fair Value at December 31,
Asset derivatives:		2012	2011
Derivatives designated as hedges
Fuel hedge contracts	Other current assets	$—	$449
Derivatives not designated as hedges
Interest rate swaps	Other current assets	—	755
Foreign exchange contracts	Other current assets	—	155

Total asset derivatives		$—	$1,359

Liability derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Accrued expenses	$178	$—

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at December 31, 2012 (See Note 7). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $268,125 at December 31, 2012, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

9.	INCOME TAXES

The Company’s pre- tax income (loss) from domestic and foreign operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Domestic operations	$(1,212)	$21,590	$56,333
Foreign operations	(4,199)	5,206	(2,059)

Total pre-tax income (loss)	$(5,411)	$26,796	$54,274

The provision (benefit) for income taxes as of December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Federal:
Current	$(5,226)	$(5,657)	$11,602
Deferred	1,696	13,762	6,772
State:
Current	201	403	2,431
Deferred	(717)	700	(602)
Foreign:
Current	—	337	351
Deferred	1,975	—	—

Total	$(2,071)	$9,545	$20,554

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate of 35% as of December 31, 2012, 2011 and 2010 as follows:

	2012	2011	2010
Tax provision (benefit) at statutory U.S. federal income tax rate	$(1,894)	$9,378	$18,996
State income tax — net of federal income tax benefit	(1,061)	730	1,497
Foreign income tax benefit	—	(1,367)	440
Tax on (income) loss attributable to noncontrolling interests	242	(253)	268
Change in deferred state tax rate	246	—	—
Changes in unrecognized tax benefits	(137)	15	(1,215)
Changes in valuation allowance	228	1,588	59
Other	305	(546)	509

Income tax provision (benefit)	$(2,071)	$9,545	$20,554

At December 31, 2012 and 2011, the Company had gross net operating loss carryforwards for state income tax purposes totaling $51,597 and $26,159, respectively. The outstanding carryforwards will expire between 2017 and 2026. At December 31, 2012 and 2011, a valuation allowance has been established for a portion of the deferred tax asset related to these state net operating loss carryforwards in the amount of $720 and $492, respectively.

The Company also has foreign gross net operating loss carryforwards of approximately $10,164 as of December 31, 2012 and 2011. The net operating losses expire between 2014 and 2031. At December 31, 2012 and 2011, a full valuation allowance has been established for the deferred tax asset of $2,632 related to foreign net operating loss carryforwards, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

As of December 31, 2012 and 2011, the Company had $471 and $633, respectively, in unrecognized tax benefits, the recognition of which would have an impact of $241 and $347 on the effective tax rate.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2012	2011	2010
Unrecognized tax benefits — January 1	$633	$630	$2,038
Gross increases — tax positions in prior period	79	3	—
Gross increases — current period tax positions	80	—	—
Gross decreases — expirations in prior period	(321)	—	(113)
Gross decreases — tax positions in prior period	—	—	(1,015)
Settlements	—	—	(280)

Unrecognized tax benefits — December 31,	$471	$633	$630

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, the Company had approximately $148 and $196, respectively, of interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2011 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2008. In foreign jurisdictions in which the Company operates, years prior to 2010 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Accrued liabilities	$9,785	$8,177
Tax credit carryforwards	2,366	391
Foreign NOLs	2,632	2,632
State NOLs	2,719	1,285
Investment in Yankee Environmental Services	441	—
Fuel hedges	71	—
Valuation allowance	(3,352)	(3,124)

Total deferred tax assets	14,662	9,361

Deferred tax liabilities:
Depreciation and amortization	(113,969)	(106,671)
Other liabilities	(1,975)
Investment in NASDI, LLC and Yankee Environmental Services	—	(942)
Fuel hedges	—	(179)

Total deferred tax liabilities	(115,944)	(107,792)

Net deferred tax liabilities	$(101,282)	(98,431)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$5,485	5,921
Net noncurrent deferred tax liabilities	(106,767)	(104,352)

Net deferred tax liabilities	$(101,282)	(98,431)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. With the exception of certain state and foreign net operating loss carryforwards, a valuation allowance has not been recorded to reduce the balance of deferred tax assets at either December 31, 2012, or December 31, 2011, because the Company believes that it is more likely than not that the deferred income tax assets will ultimately be realized.

10.	SHARE-BASED COMPENSATION

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5,800 shares of common stock.

Compensation cost charged to expense related to share-based compensation arrangements was $3,081, $1,838 and $2,094, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

For grants issued in 2012, 2011 and 2010, the volatility assumptions were based on historical volatility of Great Lakes and comparable publicly-traded companies, primarily more mature and well-established companies in the engineering and construction sector.

There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $2.93, $2.23 and $2.52 respectively. The fair value of each option was estimated using the following assumptions:

	2012	2011	2010
Expected volatility	55.0%	50.0%	50.0%
Expected dividends	1.3%	1.6%	1.2%
Expected term (in years)	5.5 - 6.5	5.5 - 6.5	5.5 - 6.5
Risk free rate	0.7% - 1.0%	1.5% - 2.2%	2.2% - 2.8%

A summary of stock option activity under the Incentive Plan as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000’s)
Outstanding as of January 1, 2012	1,259	$5.11
Granted	497	6.45
Exercised	(102)	4.50
Forfeited or Expired	(17)	5.20

Outstanding as of December 31, 2012	1,637	$5.56	8.0	$5,524

Vested at December 31, 2012	760	$5.24	7.1	$4,355
Vested or expected to vest at December 31, 2012	1,604	$5.54	8.0	$5,430

Restricted stock units

RSUs generally vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant- Date Fair Value
Outstanding as of January 1, 2012	465	$5.08
Granted	307	6.58
Vested	(127)	4.16
Forfeited	(37)	6.28

Outstanding as of December 31, 2012	608	$5.96

Expected to vest at December 31, 2012	589	$5.95

As of December 31, 2012, there was $3,766 of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $231 and $291 for the years ended December 31, 2012 and 2011, respectively.

In March 2011, Messrs. Berger and Biemeck each received 16 shares of the Company’s common stock per the terms of their respective employment agreements.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. All of our directors are non-employee directors with the exception of Messrs. Berger and Biemeck. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company received an annual retainer of $155, payable quarterly in arrears, and was paid 50% in cash and 50% in common stock of the Company. The Chairman of the Board received an additional $250 of compensation, paid in stock.

In the years ended December 31, 2012, 2011 and 2010, 93, 83 and 61 shares, respectively, of the Company’s common stock were issued to non-employee directors under the Incentive Plan.

11.	RETIREMENT PLANS

The Company sponsors four 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its non-union hourly employees (“Hourly Plan”), a third plan specifically for its employees that are members of a tugboat union and a fourth for the salary and non-union employees of rivers & lakes. Under the Salaried Plan and Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company’s expense for matching and discretionary contributions for 2012, 2011 and 2010, was $4,304, $3,942 and $4,726, respectively.

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

		Pension Protection Act of 2006 Certified Zone Status at December 31,			Company’s Contributions
Pension Plan Legal Name	Federal Identification Number	2012	2011	Expiration of Collective Bargaining Arrangement with the Company	2012	2011	2010
Massachusetts Laborers Pension Fund	04-6128298 001	Yellow	Yellow	Various dates in 2016	$3,967	$3,423	$3,084
Central Pension Fund of the IUOE & Participating Employers	36-6052390 001	Green	Green	September 30, 2012	2,203	1,759	2,141
Excavators Union Local 731 Pension Fund	13-1809825 002	Green	Green	July 30, 2014	1,014	716	317
Seafarers Pension Trust	13-6100329 001	Green	Green	February 28, 2015	883	699	943
International Union of Operating Engineers Local 4 Pension Fund	04-6013863 001	Green	Green	May 31, 2014	829	583	624
Other pension plans					1,018	1,329	949

					$9,914	$8,509	$8,058

At December 31, 2012 a funding improvement plan was in place for the Massachusetts Laborers Pension Fund. This plan did not require the Company to pay a surcharge on contributions for years presented. The Company does not expect any future increased contributions to have a material negative impact on its financial position, results of operations or cash flows for future years. The risks of participating in multiemployer plans are different from single employer plans as assets contributed are available to provide benefits to employees of other employers and unfunded obligations from an employer that discontinues contributions are the responsibility of all remaining employers. In addition, in the event of a plan’s termination or the Company’s withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits. However, information from the plans’ administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

12.	COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2012, the Company had outstanding performance bonds valued at approximately $614,523; however, the revenue value remaining in backlog related to these projects totaled approximately $188,512.

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

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. A second, similar lawsuit captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, was filed in the Northern District of Illinois on March 28, 2013. The Company denies liability and intends to vigorously defend these actions.

The Company has not accrued any amounts with respect to the above matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

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

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2022. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Future minimum operating lease payments at December 31, 2012, are as follows:

2013	$19,408
2014	18,285
2015	17,298
2016	16,589
2017	13,915
Thereafter	13,422

Total minimum operating lease payments	$98,917

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2012, 2011 and 2010 was $19,263, $16,968 and $17,397, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

13.	RELATED-PARTY TRANSACTIONS

The demolition business is operated out of a building owned by a minority interest owner in Yankee and prior to 2011, a profits interest owner in NASDI. In 2012, 2011 and 2010, NASDI and Yankee paid the minority interest owner $449, $483 and $312, respectively, for rent and property taxes.

Our rivers & lakes group operates out of a facility owned by the former owner of Matteson. The Company paid $95 and $103 in rent to the building owner during 2012 and 2011, respectively. As the purchase of Matteson occurred on December 31, 2010, the Company paid no rents in 2010.

Terra Contracting Services, LLC, operates out of facilities owned by the President of Terra Contracting Services, LLC who was also the former owner of Terra Contracting, LLC. As the purchase of Terra occurred on December 31, 2012, the Company paid no rents in 2012.

14.	BUSINESS COMBINATIONS AND REORGANIZATIONS

Terra Contracting acquisition

On December 31, 2012, the Company acquired the assets including certain assumed liabilities of Terra Contracting, LLC, a respected provider of a wide variety of essential services for environmental, maintenance and infrastructure-related applications headquartered in Kalamazoo, MI, for a purchase price of approximately $26 million. The Terra acquisition will broaden the Company’s demolition segment with additional services and expertise as well as expand its footprint in the Midwest. Furthermore, the seller may receive cash payments for any of the calendar years ended 2013, 2014 and 2015 if certain earnings based criteria are met. Per the purchase agreement, for each calendar year, the earnout payment amount shall be equal to (i) 25% of the amount, up to $500, by which EBITDA exceeds $4,000 plus (ii) 50% of the amount by which EBITDA exceeds $4,500; provided, that in no event shall seller receive an amount more than $2,000. At December 31, 2012, the fair value of the recorded earnout liability was $1,636, of which $647 is recorded in accrued liabilities and $989 is recorded in other liabilities. After assuming the seller’s indebtedness, the acquisition was funded with a seller note of $10,547 and future contingent consideration. In addition, $2,000 of cash was placed in escrow pursuant to the indemnification clauses in the purchase agreement. The balance of the note was paid in January 2013.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed using estimated fair values as of the acquisition date. Tangible assets acquired of $27 million primarily were receivables of $14.6 million and property, plant, and equipment of $11.3 million. Finite-lived intangible assets acquired of $2.7 million were primarily related to a non-compete agreement and also included acquired backlog, patents and trade names. The acquired backlog is being amortized on a straight-line basis over one year while all other finite-lived intangible assets are being amortized on a straight-line basis over five years. Liabilities assumed of $18.3 million, includes primarily $17.5 million of accounts payable. Goodwill of $2.8 million represents the excess of cost over the fair value of the net tangible and intangible assets acquired.

As the acquisition took place on December 31, 2012, no income or earnings of Terra were included in the consolidated statement of operations of the Company for the period ended December 31, 2012.

Matteson acquisition

On December 31, 2010, the Company acquired the assets of L.W. Matteson, Inc., a maintenance dredging, environmental dredging and levee construction company located in Burlington, IA, for a base purchase price of $45 million. The Matteson acquisition expands the Company’s service offering into inland river, lakes and environmental dredging and levee construction using dredge material. The purchase price was subject to an adjustment based upon the closing working capital balance, which resulted in the recognition of additional purchase price of $369. Furthermore, the seller may receive cash payments for any of the calendar years ended 2011, 2012 and 2013 if certain earnings-based criteria are met. Per the purchase agreement, if Business EBITDA for any of these calendar years exceeds $9.0 million but is equal to or less than $12.0 million, the earnout payment shall be an amount equal to the product of (i) the amount by which Business EBITDA for such earnout period exceeds $9.0 million multiplied by (ii) 15%, and if Business EBITDA for such earnout period is greater than $12.0 million, the earnout payment shall be in an amount equal to the sum of (i) $450 plus (ii) the product of (x) the amount by which Business EBITDA for such earnout period exceeds $12.0 million multiplied by (y) 25%. There is no limit to the amount of earnout the seller may receive. At December 31, 2012 and 2011, the fair value of the recorded earnout liability was $0 and $240 which is recorded in other liabilities. No further liability is currently expected as future earnings projections do not warrant any monies to be paid per the contingent earnout calculation.

The acquisition was funded with $37.5 million in cash and a seller note of $7.5 million. The following table summarizes the allocation of purchase price:

Property, plant and equipment	$36,173
Inventories	4,637
Accounts receivable	4,173
Intangible assets	2,670
Other assets and liabilities — net	(644)

Total	$47,009

The purchase price was allocated to the assets acquired and liabilities assumed using estimated fair values as of the acquisition date.

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

The unaudited pro forma consolidated financial information are provided for illustrative purposes only and do not purport to present what the actual results of operations would have been had the Matteson transaction actually occurred on the date indicated, nor does it purport to represent results of operations for any future period. The information does not reflect any cost savings or other benefits that may be obtained through synergies among the operations of the Company.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

2010
(Unaudited)
Revenue as reported	$686,922
Revenue of purchased businesses for the period prior to acquisition	37,183

Pro forma revenue	$724,105

Net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$34,609
Net income of L.W. Matteson, Inc., including pro forma purchase accounting adjustments	3,257

Pro forma net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$37,866

Senior management reorganization

In 2010, the Company recorded expense of $6,428 in connection with its severance arrangements with former executives. These payments are being made over a one to three year period per the terms of each former executive’s arrangement and, as of December 31, 2012 and 2011, $310 and $2,335, respectively, remained unpaid and was included in accrued expenses and other liabilities.

William S. Steckel was appointed Senior Vice President and Chief Financial Officer effective August 20, 2012.

Effective March 13, 2013, Mr. Bruce Biemeck separated from the Company and no longer serves as President and Chief Operating Officer.

15.	SEGMENT INFORMATION

The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Demolition segment information as of December 31, 2012 includes assets related to Terra. Segment information for 2012, 2011 and 2010, is provided as follows:

	2012	2011	2010
Dredging:
Contract revenues	$586,855	$520,134	$608,969
Operating income	32,947	53,793	70,504
Depreciation and amortization	37,279	37,176	31,532
Total assets	757,666	742,292	646,158
Property and equipment—net	323,082	298,140	315,140
Goodwill	76,575	76,575	76,575
Investment in joint ventures	7,047	6,923	7,329
Capital expenditures	64,598	22,860	28,838
Demolition:
Contract revenues	100,729	107,199	77,953
Operating income (loss)	(17,442)	501	(2,074)
Depreciation and amortization	2,755	3,662	2,769
Total assets	68,729	46,168	47,667
Property and equipment—net	23,458	12,380	8,091
Goodwill	24,224	21,474	21,474
Capital expenditures	1,969	7,852	1,025
Total:
Contract revenues	687,584	627,333	686,922
Operating income	15,505	54,294	68,430
Depreciation and amortization	40,034	40,838	34,301
Total assets	826,395	788,460	693,825
Property and equipment—net	346,540	310,520	323,231
Goodwill	100,799	98,049	98,049
Investment in joint ventures	7,047	6,923	7,329
Capital expenditures	66,567	30,712	29,863

Dredging contract revenues for the year ended December 31, 2012 are net of $1,374 in intersegment revenues. Demolition contract revenues for the year ended December 31, 2012 are net of $75 in intersegment revenues.

The Company classifies the revenue related to its dredging projects into the following types of work:

	2012	2011	2010
Capital dredging — U.S.	$175,317	$156,251	$300,873
Capital dredging — foreign	112,242	77,232	82,898
Coastal protection dredging	126,873	135,164	106,163
Maintenance dredging	136,550	116,016	119,035
Rivers & lakes	35,873	35,471	—

Total dredging	$586,855	$520,134	$608,969

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2012, 2011, and 2010, as follows:

	2011	2011	2010
Contract revenues	$112,242	$77,232	$82,898
Costs of contract revenues	(104,038)	(63,256)	(76,708)

Gross profit	$8,204	$13,976	$6,190

In 2011 and 2010, the majority of the Company’s foreign revenue came from projects in the Middle East, primarily Bahrain. In 2012, foreign revenues were primarily from projects in the Middle East as well as for the Wheatstone LNG project in Western Australia. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2012 and 2011, long-lived assets with a net book value of $88,003 and $96,376, respectively, were located outside of the U.S.

The Company’s primary dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to waterway navigation and flood control. In 2012, 2011 and 2010, 59.8%, 43.1% and 53.5%, respectively, of contract revenues were earned from dredging contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2012 and 2011, approximately 26.0% and 36.9%, respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on dredging contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government dredging contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s dredging operations can be influenced by the level and timing of federal funding.

In addition, the Company’s work overseas is primarily with the government of Bahrain which accounted for 11.7%, 7.6% and 8.1% of total revenue in 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, approximately 19.6% and 21.4%, respectively, of accounts receivable, including retainage and contract revenues in excess of billings, were due on dredging contracts with the government of Bahrain. There is a dependence on future projects in the Bahrain region, as vessels are currently located there. However, certain of the vessels located in Bahrain can be moved back to the U.S. or all can be moved to other international markets as opportunities arise.

16.	SUBSIDIARY GUARANTORS

The Company’s long-term debt at December 31, 2012 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of December 31, 2012 and 2011;

(ii)	statements of operations and comprehensive income for the years ended December 31, 2012, 2011 and 2010; and

(iii)	statements of cash flows for the years ended December 31, 2012, 2011 and 2010.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,272	$168	$—	$—	$24,440
Accounts receivable — net	147,610	1,532	—	—	149,142
Receivables from affiliates	102,968	7,680	38,115	(148,763)	—
Contract revenues in excess of billings	69,649	5	—	(80)	69,574
Inventories	28,726	—	—	—	28,726
Prepaid expenses	9,452	—	102	—	9,554
Other current assets	17,695	28	14,531	—	32,254

Total current assets	400,372	9,413	52,748	(148,843)	313,690
PROPERTY AND EQUIPMENT—Net	346,503	37	—	—	346,540
GOODWILL	100,550	249	—	—	100,799
OTHER INTANGIBLE ASSETS—Net	3,137	95	—	—	3,232
INVENTORIES — Noncurrent	37,392	—	—	—	37,392
INVESTMENTS IN JOINT VENTURES	7,047	—	—	—	7,047
INVESTMENTS IN SUBSIDIARIES	2,127	—	618,070	(620,197)	—
OTHER	11,350	2	6,343	—	17,695

TOTAL	$908,478	$9,796	$677,161	$(769,040)	$826,395

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,191	$891	$—	$—	$123,082
Payables to affiliates	105,303	4,843	38,647	(148,793)	—
Accrued expenses	29,417	677	8,396	—	38,490
Billings in excess of contract revenues	11,207	123	—	(50)	11,280
Current portion of long term debt	13,098	—	—	—	13,098

Total current liabilities	281,216	6,534	47,043	(148,843)	185,950
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	623	—	106,144	—	106,767
OTHER	9,704	—	549	—	10,253

Total liabilities	291,543	6,534	403,736	(148,843)	552,970
Total Great Lakes Dredge & Dock Corporation Equity	616,935	3,262	273,635	(620,197)	273,635
NONCONTROLLING INTERESTS	—	—	(210)	—	(210)

TOTAL EQUITY	616,935	3,262	273,425	(620,197)	273,425

TOTAL	$908,478	$9,796	$677,161	$(769,040)	$826,395

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$686,280	$7,844	$—	$(6,540)	$687,584
Costs of contract revenues	(616,243)	(9,482)	—	6,540	(619,185)

Gross profit	70,037	(1,638)	—	—	68,399
OPERATING EXPENSES:
General and administrative expenses	49,562	752	3,145	—	53,459
Gain on sale of assets—net	(660)	—	95	—	(565)

Operating income (loss)	21,135	(2,390)	(3,240)	—	15,505
Interest expense—net	(577)	(133)	(20,212)	—	(20,922)
Equity in earnings (loss) of subsidiaries	(1,871)	—	25,525	(23,654)	—
Equity in earnings of joint ventures	124	—	—	—	124
Loss on foreign currency transactions—net	(118)	—	—	—	(118)

Income (loss) before income taxes	18,693	(2,523)	2,073	(23,654)	(5,411)
Income tax (provision) benefit	7,484	—	(5,413)	—	2,071

Net income (loss)	26,177	(2,523)	(3,340)	(23,654)	(3,340)
Net loss attributable to noncontrolling interests	—	—	645	—	645

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$26,177	$(2,523)	$(2,695)	$(23,654)	$(2,695)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$25,800	$(2,529)	$(3,078)	$(23,271)	$(3,078)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$619,643	$19,941	$—	$(12,251)	$627,333
Costs of contract revenues	(527,769)	(18,798)	—	12,251	(534,316)

Gross profit	91,874	1,143	—	—	93,017
OPERATING EXPENSES:
General and administrative expenses	46,285	797	3,352	—	50,434
Gain on sale of assets—net	(11,722)	—	11	—	(11,711)

Operating income (loss)	57,311	346	(3,363)	—	54,294
Interest expense—net	(780)	(156)	(20,729)	—	(21,665)
Equity in earnings (loss) of subsidiaries	2,075	—	56,442	(58,517)	—
Equity in earnings of joint ventures	(406)	—	—	—	(406)
Loss on foreign currency transactions—net	(264)	(18)	—	—	(282)
Loss on extinguishment of debt	—	—	(5,145)	—	(5,145)

Income (loss) before income taxes	57,936	172	27,205	(58,517)	26,796
Income tax (provision) benefit	404	5	(9,954)	—	(9,545)

Net income (loss)	58,340	177	17,251	(58,517)	17,251
Net income attributable to noncontrolling interests	—	—	(723)	—	(723)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$58,340	$177	$16,528	$(58,517)	$16,528

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$57,986	$177	$16,174	$(58,163)	$16,174

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$683,460	$8,538	$—	$(5,076)	$686,922
Costs of contract revenues	(559,754)	(9,462)	—	5,076	(564,140)

Gross profit	123,706	(924)	—	—	122,782
OPERATING EXPENSES:
General and administrative expenses	50,084	702	3,566	—	54,352
GAIN ON SALE OF ASSETS—Net	—	—	—	—	—

Operating income (loss)	73,622	(1,626)	(3,566)	—	68,430
Interest expense—net	26	(95)	(13,473)	—	(13,542)
Equity in earnings (loss) of subsidiaries	(1,721)	—	72,886	(71,165)	—
Equity in earnings of joint ventures	(614)	—	—	—	(614)
Loss on foreign currency transactions—net	—	—	—	—	—

Income (loss) before income taxes	71,313	(1,721)	55,847	(71,165)	54,274
Income tax (provision) benefit	1,573	—	(22,127)	—	(20,554)

Net income (loss)	72,886	(1,721)	33,720	(71,165)	33,720
Net loss attributable to noncontrolling interests	—	—	889	—	889

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$72,886	$(1,721)	$34,609	$(71,165)	$34,609

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$72,704	$(1,721)	$34,427	$(70,983)	$34,427

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$27,755	$(1,791)	$(27,824)	$—	$(1,860)
INVESTING ACTIVITIES:
Purchases of property and equipment	(62,485)	—	—	—	(62,485)
Proceeds from dispositions of property and equipment	1,042	—	—	—	1,042

Acquisition of Terra assets	(2,000)	—	—	—	(2,000)

Net cash flows used in investing activities	(63,443)	—	—	—	(63,443)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(2,039)	—	(2,039)
Repayment of long term note payable	(2,500)	—	—	—	(2,500)
Distributions paid to minority interests	—	—	(133)	—	(133)
Dividends paid	—	—	(18,560)	—	(18,560)
Dividend equivalents paid on restricted stock units	—	—	(196)	—	(196)
Taxes paid on settlement of vested share awards	—	—	(231)	—	(231)
Net change in accounts with affiliates	(45,982)	(2,351)	48,333	—	—
Repayments of equipment debt	(543)	—	—	—	(543)
Exercise of stock options	—	—	461	—	461
Excess income tax benefit from share-based compensation	—	—	189	—	189

Net cash flows provided by (used in) financing activities	(49,025)	(2,351)	27,824	—	(23,552)

Effect of foreign currency exchange rates on cash and cash equivalents	—	7	—	—	7

Net decrease in cash and cash equivalents	(84,713)	(4,135)	—	—	(88,848)
Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$24,272	$168	$—	$—	$24,440

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$51,145	$(764)	$(25,818)	$—	$24,563
INVESTING ACTIVITIES:
Purchases of property and equipment	(33,426)	(7)	—	—	(33,433)
Proceeds from dispositions of property and equipment	16,717	—	—	—	16,717

Net cash flows used in investing activities	(16,709)	(7)	—	—	(16,716)
FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	—	250,000	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	—	(175,000)	—	(175,000)
Senior subordinated notes redemption premium	—	—	(2,264)	—	(2,264)
Deferred financing fees	—	—	(5,962)	—	(5,962)
Repayment of long term note payable	(2,500)		—	—	(2,500)
Dividends paid	—	—	(4,711)	—	(4,711)
Dividend equivalents paid on restricted stock units	—	—	(36)	—	(36)
Taxes paid on vested share awards	—	—	(291)	—	(291)
Net change in accounts with affiliates	33,962	2,038	(36,000)	—	—
Capital contributions	(3,418)	3,418	—	—	—
Repayments of equipment debt	(1,911)	—	—	—	(1,911)
Exercise of stock options	—	—	27	—	27
Excess income tax benefit from share-based compensation	—	—	55	—	55

Net cash flows provided by financing activities	26,133	5,456	25,818	—	57,407

Effect of foreign currency exchange rates on cash and cash equivalents	—	(444)	—	—	(444)

Net increase in cash and cash equivalents	60,569	4,241	—	—	64,810

Cash and cash equivalents at beginning of period	48,416	62	—	—	48,478

Cash and cash equivalents at end of period	$108,985	$4,303	$—	$—	$113,288

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$157,248	$(1,026)	$(32,691)	$—	$123,531
INVESTING ACTIVITIES:
Purchases of property and equipment	(25,204)	(54)	—	—	(25,258)
Proceeds from dispositions of property and equipment	414	17	—	—	431
Purchase of Matteson	(37,869)	—	—	—	(37,869)

Net cash flows used in investing activities	(62,659)	(37)	—	—	(62,696)
FINANCING ACTIVITIES:
Dividends paid	—	—	(3,988)	—	(3,988)
Dividend equivalents paid on restricted stock units	—	—	(24)	—	(24)
Net change in accounts with affiliates	(48,606)	903	47,703	—	—
Repayments of equipment debt	(1,251)	—	—	—	(1,251)
Exercise of stock options	656	—	—	—	656
Borrowings under revolving loans	—	—	14,968	—	14,968
Repayments of revolving loans	—	—	(25,968)	—	(25,968)

Net cash flows provided by financing activities	(49,201)	903	32,691	—	(15,607)

Net increase in cash and cash equivalents	45,388	(160)	—	—	45,228

Cash and cash equivalents at beginning of period	3,028	222	—	—	3,250

Cash and cash equivalents at end of period	$48,416	$62	$—	$—	$48,478

Great Lakes Dredge & Dock Corporation

Schedule II — Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2010
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	$1,250	$447	$—	$(42)	$1,655

Year ended December 31, 2011
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	$1,655	$260	$—	$(76)	$1,839

Year ended December 31, 2012
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	$1,839	$1,541	$—	$(1,396)	$1,984

SIGNATURES

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

Signature	Date	Title

/S/ JONATHAN W. BERGER Jonathan W. Berger	March 29, 2013	Chief Executive Officer and Director (Principal Executive Officer)

/S/ WILLIAM S. STECKEL William S. Steckel	March 29, 2013	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ CARL A. ALBERT Carl A. Albert	March 29, 2013	Director

/S/ STEPHEN H. BITTEL Stephen H. Bittel	March 29, 2013	Director

/S/ PETER R. DEUTSCH Peter R. Deutsch	March 29, 2013	Director

/S/ NATHAN D. LEIGHT Nathan D. Leight	March 29, 2013	Director

/S/ DOUGLAS B. MACKIE Douglas B. Mackie	March 29, 2013	Director

/S/ JASON G. WEISS Jason G. Weiss	March 29, 2013	Director

I. EXHIBIT INDEX

Number	Document Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (1)

2.2	Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006. (2)

2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C. (3)

3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation). (4)

3.2	Third Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, effective as of March 8, 2011. (5)

3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp. (6)

4.1	Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee. (7)

4.2	Supplemental Indenture, dated May 6, 2011, among NASDI, LLC, a Delaware limited liability company (the “New Guarantor”), a subsidiary of Great Lakes Dredge & Dock Corporation, as issuer (the “Company”), the Company, the existing Guarantors, and Wells Fargo Bank, National Association, as trustee. (33)

4.3	Supplemental Indenture, dated January 15, 2013, among Terra Contracting Services, LLC, a Delaware limited liability company (the “New Guarantor”), a subsidiary of Great Lakes Dredge & Dock Corporation, as issuer (the “Company”), the Company, the existing Guarantors, and Wells Fargo Bank, National Association, as trustee *

4.4	Form of 7.375% Senior Note due 2019 (filed as Exhibit A to the Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee). (7)

4.5	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation. (11)

10.1	Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (9)

10.2	First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (10)

10.3	Second Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 14, 2005, by and among the Great Lakes Dredge & Dock Corporation, the subsidiaries of Great Lakes Dredge & Dock Company, Travelers Casualty and Surety Company, United Pacific Insurance Company, Reliance National Insurance Company, Reliance Surety Company and Travelers Casualty and Surety Company of America. (13)

Number	Document Description

10.4	Third Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (14)

10.5	Fourth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 12, 2007, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (18)

10.6	Fifth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 27, 2009, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (15)

10.7	Sixth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated January 24, 2011, by and among the Company, the subsidiaries of the Company party thereto, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (7)

10.8	Seventh Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 11, 2011, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (26)

10.9	International Letter of Credit Agreement, dated September 29, 2006, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (23)

10.10	First Amendment to International Letter of Credit Agreement, dated July 16, 2007, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (16)

10.11	Second Amendment to International Letter of Credit Agreement dated September 29, 2009, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (17)

10.12	Third Amendment to International Letter of Credit Agreement dated June 12, 2012, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). *

10.13	Waiver to International Letter of Credit Agreement, dated as of March 15, 2013, to the International Letter of Credit Agreement, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association. (32)

10.14	Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (6)

10.15	Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. †(6)

10.16	Employment Agreement between the Company and Jonathan W. Berger. †(12)

10.17	Employment Agreement between the Company and Bruce J. Biemeck. †(12)

Number	Document Description

10.18	Employment Agreement dated as of January 9, 2012 between Great Lakes Dredge & Dock Corporation and Steven E. Pegg. †(27)

10.19	Employment Agreement dated as of April 9, 2012 between Great Lakes Dredge & Dock Corporation and David E. Simonelli. †(28)

10.20	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Corporation and Kyle D. Johnson. †(29)

10.21	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Corporation and John F. Karas. †(29)

10.22	Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012. †(25)

10.23	401(k) Savings Plan. †(19)

10.24	401(k) Lost Benefit Plan. †(11)

10.25	Lease Agreement between North American Site Developers, Inc. and MJC Berry Enterprises, LLC, dated as of December 31, 2006. (20)

10.26	Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp. (3)

10.27	Limited Liability Company Agreement, dated April 30, 2008, by and among NASDI Holdings Corporation, Christopher A. Berardi and NASDI, LLC. (21)

10.28	Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.29	Form of Great Lakes Dredge & Dock Corporation Non-Qualified Stock Option Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.30	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.31	Form of Great Lakes Dredge & Dock Corporation Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.32	Separation Agreement with Douglas B. Mackie effective as of September 7, 2010. †(12)

10.33	Consulting Agreement with Douglas B. Mackie effective as of September 8, 2010. †(12)

10.34	Asset Purchase Agreement dated as of December 31, 2010 among Great Lakes Dredge & Dock Corporation, L.W. Matteson, Inc., Lawrence W. Matteson and Larry W. Matteson. (8)

10.35	Lease Agreement dated as of December 31, 2010 between, L.W. Matteson, Inc. and Great Lakes Dredge & Dock Corporation. (8)

10.36	Secured Subordinated Promissory Note dated December 31, 2010, made and delivered by Great Lakes Dredge & Dock, LLC in favor of L.W. Matteson, Inc. (8)

10.37	Registration Rights Agreement, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein. (7)

10.38	Credit Agreement dated as of June 4, 2012 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the other Credit Parties party thereto, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. (30)

Number	Document Description

10.39	First Amendment to Credit Agreement dated as of December 11, 2012 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the other Credit Parties party thereto, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. (31)

10.40	Waiver and Amendment No. 2 to Credit Agreement, dated as of March 15, 2013, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (32)

10.41	Lender-Surety Priority Agreement, dated as of June 4, 2012, by and between Wells Fargo Bank, National Association and Zurich American Insurance Company and its subsidiaries and affiliates.*

10.42	Agreement of Indemnity, dated as of September 7, 2011, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., NASDI, LLC, NASDI Holdings Corporation, Yankee Environmental Services, LLC, Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. *

10.43	Offer letter, dated as of August 9, 2012 to William S. Steckel. *†

12.1	Ratio of Earnings to Fixed Charges. *

14.1	Code of Business Conduct and Ethics. (24)

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004 (Commission file no. 333-64687).
(2)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).

(3)	Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01).
(4)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 001-33225).
(5)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 14, 2011 (Commission file no. 001-33225).
(6)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225).
(7)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 28, 2011 (Commission file no. 001-33225).
(8)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 3, 2011 (Commission file no. 001-33225).
(9)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(10)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(11)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 001-33225).
(12)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2010 (Commission file no. 001-33225).
(13)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 17, 2005 (Commission file no. 333-64687).
(14)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4, 2006 (Commission file no. 333-64687).
(15)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 29, 2009 (Commission file no. 001-33225).
(16)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(17)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 5, 2009 (Commission file no. 001-33225).
(18)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(19)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687).
(20)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 20, 2007 (Commission file no. 001-33225).
(21)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 6, 2008 (Commission file no. 001-33225).
(22)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 1, 2011 (Commission file no. 001-33225).
(23)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(24)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 11, 2010 (Commission file no. 001-33225).
(25)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012 (Commission file no. 001-33225).
(26)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 16, 2011 (Commission file no. 001-33225).
(27)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2012 (Commission file no. 001-33225).
(28)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 13, 2012 (Commission file no. 001-33225).

(29)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 2, 2012 (Commission file no. 001-33225).
(30)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 7, 2012 (Commission file no. 001-33225).
(31)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 14, 2012 (Commission file no. 001-33225).
(32)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 19, 2013 (Commission file no. 001-33225).
(33)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 9, 2011 (Commission file no. 001-33225).
*	Filed herewith
†	Compensatory plan or arrangement