Form 10-Q
period 2013-03-31
Great Lakes Dredge & Dock CORP
filed 2013-05-08
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, 59,390,161 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2013

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE  & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,643	$24,440
Accounts receivable—net	141,250	149,142
Contract revenues in excess of billings	73,916	69,574
Inventories	26,629	28,726
Prepaid expenses and other current assets	40,479	41,808

Total current assets	288,917	313,690
PROPERTY AND EQUIPMENT—Net	347,740	346,540
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	103,967	104,031
INVENTORIES—Noncurrent	36,423	37,392
INVESTMENTS IN JOINT VENTURES	6,457	7,047
OTHER	17,509	17,695

TOTAL	$801,013	$826,395

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$88,624	$123,082
Accrued expenses	40,561	38,490
Billings in excess of contract revenues	9,529	11,280
Current portion of long term debt	2,526	13,098

Total current liabilities	141,240	185,950
7 3/8% SENIOR NOTES	250,000	250,000
REVOLVING CREDIT FACILITY	21,500	—
DEFERRED INCOME TAXES	103,436	106,767
OTHER	10,252	10,253

Total liabilities	526,428	552,970

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 59,391 and 59,359 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	6	6
Additional paid-in capital	272,156	271,418
Retained earnings	3,024	2,591
Accumulated other comprehensive loss	(369)	(380)

Total Great Lakes Dredge & Dock Corporation equity	274,817	273,635
NONCONTROLLING INTERESTS	(232)	(210)

Total equity	274,585	273,425

TOTAL	$801,013	$826,395

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Contract revenues	$188,847	$154,907
Costs of contract revenues	163,064	134,885

Gross profit	25,783	20,022
General and administrative expenses	19,187	13,267
(Gain) loss on sale of assets—net	2	(31)

Operating income	6,594	6,786
Interest expense—net	(5,733)	(5,259)
Equity in loss of joint ventures	(590)	(16)
Gain on foreign currency transactions—net	36	6

Income before income taxes	307	1,517
Income tax (provision) benefit	104	(564)

Net income	411	953
Net loss attributable to noncontrolling interests	22	115

Net income attributable to Great Lakes Dredge & Dock Corporation	$433	$1,068

Basic earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.01	$0.02
Basic weighted average shares	59,369	59,038
Diluted earnings per share attributable to Great Lakes Dredge & Dock Corporation	$0.01	$0.02
Diluted weighted average shares	60,017	59,434
Dividends declared per share	$—	$0.02

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$411	$953
Currency translation adjustment—net of tax (1)	(6)	4
Net unrealized gain on derivatives—net of tax (2)	17	474

Other comprehensive income—net of tax	11	478

Comprehensive income	422	1,431
Comprehensive loss attributable to noncontrolling interests	22	115

Comprehensive income attributable to Great Lakes Dredge & Dock Corporation	$444	$1,546

(1)	Net of income tax (expense) benefit of $(4) and $3 for the three months ended March 31, 2013 and 2012, respectively.
(2)	Net of income tax benefit of $11 and $315 for the three months ended March 31, 2013 and 2012, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Total
BALANCE—January 1, 2013	59,359	$6	$271,418	$2,591	$(380)	$(210)	$273,425
Share-based compensation	27	—	751	—	—	—	751
Vesting of restricted stock units, including impact of shares withheld for taxes	5	—	(28)	—	—	—	(28)
Excess income tax benefit from share-based compensation	—	—	15	—	—	—	15
Net income (loss)	—	—	—	433	—	(22)	411
Other comprehensive income—net of tax	—	—	—	—	11	—	11

BALANCE—March 31, 2013	59,391	$6	$272,156	$3,024	$(369)	$(232)	$274,585

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Total
BALANCE—January 1, 2012	58,999	$6	$267,918	$24,042	$3	$568	$292,537
Share-based compensation	94	—	1,015	—	—	—	1,015
Vesting of restricted stock units, including impact of shares withheld for taxes	9	—	(2)	—	—	—	(2)
Exercise of stock options	8	—	40	—	—	—	40
Excess income tax benefit from share-based compensation	—	—	27	—	—	—	27
Dividends declared and paid	—	—	—	(1,240)	—	—	(1,240)
Dividend equivalents paid on restricted stock units	—	—	—	(12)	—	—	(12)
Net income (loss)	—	—	—	1,068	—	(115)	953
Other comprehensive income—net of tax	—	—	—	—	478	—	478

BALANCE—March 31, 2012	59,111	$6	$268,998	$23,858	$481	$453	$293,796

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$411	$953
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	12,075	7,764
Equity in loss of joint ventures	590	16
Deferred income taxes	(2,585)	107
(Gain) Loss on dispositions of property and equipment	2	(31)
Amortization of deferred financing fees	288	334
Unrealized foreign currency (gain) loss	41	(133)
Share-based compensation expense	751	1,015
Excess income tax benefit from share-based compensation	(15)	(27)
Changes in assets and liabilities:
Accounts receivable	8,408	(1,842)
Contract revenues in excess of billings	(4,351)	(5,819)
Inventories	3,066	(1,869)
Prepaid expenses and other current assets	1,343	(7,399)
Accounts payable and accrued expenses	(30,695)	(21,263)
Billings in excess of contract revenues	(1,751)	10,126
Other noncurrent assets and liabilities	(810)	(176)

Net cash flows used in operating activities	(13,232)	(18,244)
INVESTING ACTIVITIES:
Purchases of property and equipment	(15,514)	(8,101)
Proceeds from dispositions of property and equipment	58	68

Net cash flows used in investing activities	(15,456)	(8,033)
FINANCING ACTIVITIES:
Repayments of long term note payable	(10,547)	—
Dividends paid	—	(1,240)
Dividend equivalents paid on restricted stock units	—	(12)
Taxes paid on settlement of vested share awards	(28)	(2)
Repayments of equipment debt	(25)	(238)
Exercise of stock options	—	40
Excess income tax benefit from share-based compensation	15	27
Borrowings under revolving loans	79,500	—
Repayments of revolving loans	(58,000)	—

Net cash flows provided by (used in) financing activities	10,915	(1,425)

Effect of foreign currency exchange rates on cash and cash equivalents	(24)	32

Net decrease in cash and cash equivalents	(17,797)	(27,670)
Cash and cash equivalents at beginning of period	24,440	113,288

Cash and cash equivalents at end of period	$6,643	$85,618

Supplemental Cash Flow Information
Cash paid for interest	$9,881	$9,582

Cash paid (refunded) for income taxes	$241	$(2,926)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$6,253	$4,957

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2013, and its results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012 have been included.

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

The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. These costs have averaged approximately 20% to 23% of total costs of contract revenues over the prior three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

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

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2013 and 2012, zero options to purchase shares of common stock were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended March 31,
	2013	2012
Net income attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$433	$1,068
Weighted-average common shares outstanding — basic	59,369	59,038
Effect of stock options and restricted stock units	648	396

Weighted-average common shares outstanding — diluted	60,017	59,434

Earnings per share — basic	$0.01	$0.02
Earnings per share — diluted	$0.01	$0.02

3. Accounts receivable and contracts in progress

Accounts receivable at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Completed contracts	$56,984	$43,898
Contracts in progress	74,653	91,459
Retainage	20,119	24,419

	151,756	159,776
Allowance for doubtful accounts	(2,469)	(2,050)

Total accounts receivable—net	$149,287	$157,726

Current portion of accounts receivable—net	$141,250	$149,142
Long-term accounts receivable and retainage	8,037	8,584

Total accounts receivable—net	$149,287	$157,726

The components of contracts in progress at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$346,231	$458,750
Amounts billed	(279,717)	(392,860)

Costs and earnings in excess of billings for contracts in progress	66,514	65,890
Costs and earnings in excess of billings for completed contracts	7,402	3,684

Total contract revenues in excess of billings	$73,916	$69,574

Billings in excess of costs and earnings:
Amounts billed	$(376,801)	$(338,741)
Costs and earnings for contracts in progress	367,272	327,461

Total billings in excess of contract revenues	$(9,529)	$(11,280)

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At March 31, 2013 and December 31, 2012, the Company held certain derivative contracts that it uses to manage commodity price risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$150	$—	$150	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$178	$—	$178	$—

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

As of March 31, 2013, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through March 2014. As of March 31, 2013, there were 2.0 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through March 2014. Under these swap agreements, the Company will pay fixed prices ranging from $3.01 to $3.26 per gallon.

At March 31, 2013, the fair value liability of the fuel hedge contracts was estimated to be $150 and is recorded in accrued expenses. At December 31, 2012 the fair value liability of the fuel hedge contracts was estimated to be $178 and is recorded in accrued expenses. The loss reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2013 was $137. The remaining gains and losses included in accumulated other comprehensive income (loss) at March 31, 2013 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the fuel hedge contracts outstanding as of March 31, 2013 and December 31, 2012 is as follows:

		Fair Value at
	Balance Sheet Location	March 31, 2013	December 31, 2012
Liability derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Accrued expenses	$150	$178

Accumulated other comprehensive income

Changes in the components of the accumulated balances of other comprehensive income are as follows:

	Three months ended, March 31,
	2013	2012
Cumulative translation adjustments—net of tax	$(6)	$4
Derivatives:
Reclassification of derivative losses (gains) to earnings—net of tax	137	(406)
Change in fair value of derivatives—net of tax	(120)	880

Net unrealized gain on derivatives—net of tax	17	474

Total other comprehensive income—net of tax	$11	$478

Adjustments reclassified from accumulated balances of other comprehensive income to earnings are as follows:

		Three months ended March 31,
	Statement of Operations Location	2013	2012
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$228	$(675)
	Income tax (provision) benefit	(91)	269

		$137	$(406)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at March 31, 2013. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $263,750 at March 31, 2013, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

5. Accrued expenses

Accrued expenses at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Insurance	$10,139	$9,070
Payroll and employee benefits	9,560	9,906
Construction liabilities	9,423	6,426
Interest	3,401	7,837
Income and other taxes	1,903	1,699
Plant & overhead accrual	1,898	—
Percentage of completion adjustment	1,719	1,552
Other	2,518	2,000

Total accrued expenses	$40,561	$38,490

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

Separately, the Company determined that a perfection trigger event had occurred under the Credit Agreement as of December 31, 2012. As a result, the outstanding obligations under the Credit Agreement, which were previously unsecured, are now secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable, subject to the liens and interests of certain other parties holding first priority perfected liens. Under the original terms of the Credit Agreement, the obligations thereunder that became secured under these circumstances could again become unsecured provided that (i) no event of default has occurred and is continuing and (ii) the Company has maintained for two consecutive quarters, and is projected to maintain for the next two consecutive quarters, a total leverage ratio less than or equal to 3.75 to 1.0. Pursuant to the Credit Agreement Waiver and Amendment, this provision has been amended to add the additional condition that no release of the liens securing the obligations under the Credit Agreement can occur until the Company has delivered to the lenders its audited financial statements with respect to its fiscal year ending December 31, 2013.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of March 31, 2013, the Company had $21,500 of borrowings on the revolver and $33,420 of letters of credit outstanding, resulting in $120,080 of availability under the Credit Agreement. At March 31, 2013, the Company was in compliance with its various covenants under its Credit Agreement.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of March 31, 2013, Great Lakes had no letters of credit outstanding under this facility. At March 31, 2013, the Company also had $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

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

	Three Months Ended March 31,
	2013	2012
Dredging
Contract revenues	$173,959	$123,673
Operating income	19,000	4,899
Demolition
Contract revenues	$14,888	$32,546
Operating income (loss)	(12,406)	1,887
Intersegment revenues	$—	$(1,312)
Total
Contract revenues	$188,847	$154,907
Operating income	6,594	6,786

Foreign dredging revenue of $38,385 and $18,025 for the three months ended March 31, 2013 and 2012, respectively, was primarily attributable to work done in the Middle East as well as for the Wheatstone LNG project in Western Australia.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

8. Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2013, the Company had outstanding performance bonds valued at approximately $612,677; however, the revenue value remaining in backlog related to these projects totaled approximately $186,754. Certain foreign projects performed by the Company have warranty periods, typically spanning no more than one to three years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period. Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications.

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

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims. The Company records an accrual when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material effect on the Company’s results of operations, cash flows or financial condition.

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

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. The Company denies liability and intends to vigorously defend these actions.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013.

The Company has not accrued any amounts with respect to the above matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

During the quarter ended March 31, 2012, a favorable judgment was rendered in the Company’s loss of use claim related to the dredge New York allision in the approach channel to Port Newark, New Jersey. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision. Following a bench trial in the United States District Court in the Southern District of New York, the Court issued an opinion and order in the Company’s favor, entitling Great Lakes to $11,736 in damages plus pre-judgment interest. Judgment was rendered in the aggregate amount of $13,272. Defendants timely appealed the judgment to the United States Court of Appeals for the Second Circuit. Oral argument was conducted on April 5, 2013 and on April 30, 2013 the appellate panel summarily affirmed the trial court’s opinion in favor of Great Lakes. The defendants are entitled to appeal the decision to either the Second Circuit en banc or the Supreme Court of the United States. The Company cannot be assured whether defendants will continue to appeal the judgment or predict the outcome of any further appellate process.

9. Subsidiary guarantors

The Company’s long-term debt at March 31, 2013 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of March 31, 2013 and December 31, 2012;

(ii)	statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012; and

(iii)	statements of cash flows for the three months ended March 31, 2013 and 2012.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,336	$307	$—	$—	$6,643
Accounts receivable — net	137,857	3,393	—	—	141,250
Receivables from affiliates	87,422	5,982	3,514	(96,918)	—
Contract revenues in excess of billings	73,450	534	—	(68)	73,916
Inventories	26,629	—	—	—	26,629
Prepaid expenses and other current assets	29,326	20	11,133	—	40,479

Total current assets	361,020	10,236	14,647	(96,986)	288,917
PROPERTY AND EQUIPMENT—Net	347,706	34	—	—	347,740
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	103,633	334	—	—	103,967
INVENTORIES — Noncurrent	36,423	—	—	—	36,423
INVESTMENTS IN JOINT VENTURES	6,457	—	—	—	6,457
INVESTMENTS IN SUBSIDIARIES	2,081	—	650,100	(652,181)	—
OTHER	11,444	3	6,062	—	17,509

TOTAL	$868,764	$10,607	$670,809	$(749,167)	$801,013

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,909	$1,310	$405	$—	$88,624
Payables to affiliates	75,529	4,720	16,525	(96,774)	—
Accrued expenses	35,980	726	3,855	—	40,561
Billings in excess of contract revenues	9,474	267	—	(212)	9,529
Current portion of long term debt	2,526	—	—	—	2,526

Total current liabilities	210,418	7,023	20,785	(96,986)	141,240
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	21,500	—	21,500
DEFERRED INCOME TAXES	45	—	103,391	—	103,436
OTHER	9,704	—	548	—	10,252

Total liabilities	220,167	7,023	396,224	(96,986)	526,428
Total Great Lakes Dredge & Dock Corporation Equity	648,597	3,584	274,817	(652,181)	274,817
NONCONTROLLING INTERESTS	—	—	(232)	—	(232)

TOTAL EQUITY	648,597	3,584	274,585	(652,181)	274,585

TOTAL	$868,764	$10,607	$670,809	$(749,167)	$801,013

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,272	$168	$—	$—	$24,440
Accounts receivable — net	147,610	1,532	—	—	149,142
Receivables from affiliates	102,968	7,680	38,115	(148,763)	—
Contract revenues in excess of billings	69,649	5	—	(80)	69,574
Inventories	28,726	—	—	—	28,726
Prepaid expenses and other current assets	27,147	28	14,633	—	41,808

Total current assets	400,372	9,413	52,748	(148,843)	313,690
PROPERTY AND EQUIPMENT—Net	346,503	37	—	—	346,540
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	103,687	344	—	—	104,031
INVENTORIES — Noncurrent	37,392	—	—	—	37,392
INVESTMENTS IN JOINT VENTURES	7,047	—	—	—	7,047
INVESTMENTS IN SUBSIDIARIES	2,127	—	618,070	(620,197)	—
OTHER	11,350	2	6,343	—	17,695

TOTAL	$908,478	$9,796	$677,161	$(769,040)	$826,395

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,191	$891	$—	$—	$123,082
Payables to affiliates	105,303	4,843	38,647	(148,793)	—
Accrued expenses	29,417	677	8,396	—	38,490
Billings in excess of contract revenues	11,207	123	—	(50)	11,280
Current portion of long term debt	13,098	—	—	—	13,098

Total current liabilities	281,216	6,534	47,043	(148,843)	185,950
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
DEFERRED INCOME TAXES	623	—	106,144	—	106,767
OTHER	9,704	—	549	—	10,253

Total liabilities	291,543	6,534	403,736	(148,843)	552,970
Total Great Lakes Dredge & Dock Corporation Equity	616,935	3,262	273,635	(620,197)	273,635
NONCONTROLLING INTERESTS	—	—	(210)	—	(210)

TOTAL EQUITY	616,935	3,262	273,425	(620,197)	273,425

TOTAL	$908,478	$9,796	$677,161	$(769,040)	$826,395

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$185,419	$3,759	$—	$(331)	$188,847
Costs of contract revenues	(159,932)	(3,463)	—	331	(163,064)

Gross profit	25,487	296	—	—	25,783
OPERATING EXPENSES:
General and administrative expenses	18,996	191	—	—	19,187
(Gain) loss on sale of assets—net	2	—	—	—	2

Operating income	6,489	105	—	—	6,594
Interest expense—net	(19)	(42)	(5,672)	—	(5,733)
Equity in earnings (loss) of subsidiaries	(47)	—	9,556	(9,509)	—
Equity in loss of joint ventures	(590)	—	—	—	(590)
Gain on foreign currency transactions—net	36	—	—	—	36

Income (loss) before income taxes	5,869	63	3,884	(9,509)	307
Income tax (provision) benefit	3,577	—	(3,473)	—	104

Net income (loss)	9,446	63	411	(9,509)	411
Net loss attributable to noncontrolling interests	—	—	22	—	22

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$9,446	$63	$433	$(9,509)	$433

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$9,463	$57	$444	$(9,520)	$444

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$155,444	$1,799	$—	$(2,336)	$154,907
Costs of contract revenues	(135,167)	(2,054)	—	2,336	(134,885)

Gross profit	20,277	(255)	—	—	20,022
OPERATING EXPENSES:
General and administrative expenses	12,569	186	512	—	13,267
(Gain) loss on sale of assets—net	(42)	—	11	—	(31)

Operating income (loss)	7,750	(441)	(523)	—	6,786
Interest expense—net	(281)	(28)	(4,950)	—	(5,259)
Equity in earnings (loss) of subsidiaries	(379)	—	6,347	(5,968)	—
Equity in loss of joint ventures	(16)	—	—	—	(16)
Gain on foreign currency transactions, net	6	—	—	—	6

Income (loss) before income taxes	7,080	(469)	874	(5,968)	1,517
Income tax (provision) benefit	(643)	—	79	—	(564)

Net income (loss)	6,437	(469)	953	(5,968)	953
Net loss attributable to noncontrolling interests	—	—	115	—	115

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$6,437	$(469)	$1,068	$(5,968)	$1,068

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$6,911	$(465)	$1,546	$(6,446)	$1,546

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$(8,582)	$(1,698)	$(2,952)	$—	$(13,232)
INVESTING ACTIVITIES:
Purchases of property and equipment	(15,514)	—	—	—	(15,514)
Proceeds from dispositions of property and equipment	58	—	—	—	58

Net cash flows used in investing activities	(15,456)	—	—	—	(15,456)
FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(10,547)	—	(10,547)
Taxes paid on settlement of vested share awards	—	—	(28)	—	(28)
Net change in accounts with affiliates	6,127	1,861	(7,988)	—	—
Repayments of equipment debt	(25)	—	—	—	(25)
Excess income tax benefit from share-based compensation	—	—	15	—	15
Borrowings under revolving loans	—	—	79,500	—	79,500
Repayments of revolving loans	—	—	(58,000)	—	(58,000)

Net cash flows provided by (used in) financing activities	6,102	1,861	2,952	—	10,915

Effect of foreign currency exchange rates on cash and cash equivalents	—	(24)	—	—	(24)

Net increase (decrease) in cash and cash equivalents	(17,936)	139	—	—	(17,797)
Cash and cash equivalents at beginning of period	24,272	168	—	—	24,440

Cash and cash equivalents at end of period	$6,336	$307	$—	$—	$6,643

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Subsidiary Guarantors	Non- Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$(5,200)	$801	$(13,845)	$—	$(18,244)
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,101)	—	—	—	(8,101)
Proceeds from dispositions of property and equipment	68	—	—	—	68

Net cash flows used in investing activities	(8,033)	—	—	—	(8,033)
FINANCING ACTIVITIES:
Dividends paid	—	—	(1,240)	—	(1,240)
Dividend equivalents paid on restricted stock units	—	—	(12)	—	(12)
Taxes paid on settlement of vested share awards	—	—	(2)		(2)
Net change in accounts with affiliates	(10,089)	(4,978)	15,067	—	—
Capital contributions	—	35	(35)	—	—
Repayments of equipment debt	(238)	—	—	—	(238)
Exercise of stock options	—	—	40	—	40
Excess income tax benefit from share-based compensation	—	—	27	—	27

Net cash flows provided by (used in) financing activities	(10,327)	(4,943)	13,845	—	(1,425)

Effect of foreign currency exchange rates on cash and cash equivalents	—	32	—	—	32

Net decrease in cash and cash equivalents	(23,560)	(4,110)	—	—	(27,670)

Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$85,425	$193	$—	$—	$85,618

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2012, and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 22% of its dredging revenues for the first three months of 2013, compared with the Company’s prior three year average of 16%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, coastal protection and maintenance. The Company’s “bid market” is defined as the aggregate dollar value of domestic projects on which the Company bid or could have bid if not for capacity constraints. The Company experienced an average combined bid market share in the U.S. of 37% over the prior three years, including 29%, 60% and 31% of the domestic capital, coastal protection and maintenance sectors, respectively. The Company’s average bid market share of rivers & lakes in the two years of activity since the Matteson acquisition is 43%.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which is responsible for civil projects related to navigation and improvements to U.S. waters and related resources. In the first three months of 2013, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, and third parties operating under contracts with federal agencies, were approximately 41% of dredging revenues, below the Company’s prior three year average of 62%.

The Company’s demolition subsidiaries, collectively, are a U.S. provider of commercial and industrial demolition and remediation services such as exterior and interior demolition for site preparation as well as environmental remediation. Historically, the majority of the work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition operations are pursuing opportunities outside of the New England area and into the marine demolition markets, specifically bridge demolition across the eastern part of the U.S. Through an acquisition in 2012, the segment’s scope of work has expanded into the Midwest U.S. market. In the first three months of 2013, demolition revenues accounted for 8% of total revenues, below the prior three year average of 14%.

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

Results of Operations

The following tables set forth the components of net income attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Contract revenues	100.0%	100.0%
Costs of contract revenues	(86.3)	(87.1)

Gross profit	13.7	12.9
General and administrative expenses	10.2	8.5
(Gain) loss on sale of assets—net	—	—

Operating income	3.5	4.4
Interest expense—net	(3.0)	(3.4)
Equity in loss of joint ventures	(0.3)	—
Gain on foreign currency transactions—net	—	—

Income before income taxes	0.2	1.0
Income tax (provision) benefit	0.1	(0.4)

Net income	0.3	0.6
Net loss attributable to noncontrolling interests	—	0.1

Net income attributable to Great Lakes Dredge & Dock Corporation	0.3%	0.7%

Adjusted EBITDA	9.6%	9.5%

Adjusted EBITDA, as provided herein, represents net income attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment and accelerated maintenance expense for new international deployments. In 2012, the Company modified the Adjusted EBITDA calculation for accelerated maintenance expense for new international deployments that are not directly recoverable under the related dredging contract and are therefore expensed as incurred. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. As such, the exclusion of these accelerated maintenance expenses from the calculation of Adjusted EBITDA allows users of the financial statements to more easily compare our year-to-year results. This modification is not, however, relevant to Adjusted EBITDA calculations for the first quarter of 2012 or the first quarter of 2013. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income attributable to Great Lakes Dredge & Dock Corporation:

	Three Months Ended March 31,
	2013	2012
(in thousands)
Net income attributable to Great Lakes Dredge & Dock Corporation	$433	$1,068
Adjusted for:
Interest expense—net	5,733	5,259
Income tax provision (benefit)	(104)	564
Depreciation and amortization	12,075	7,764

Adjusted EBITDA	$18,137	$14,655

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012	Change
Revenues (in thousands)
Dredging:
Capital—U.S.	$45,508	$26,907	69.1%
Capital—foreign	38,385	18,025	113.0%
Coastal protection	56,921	31,183	82.5%
Maintenance	27,764	40,545	(31.5)%
Rivers & lakes	5,381	7,013	(23.3)%

Total dredging revenues	173,959	123,673	40.7%
Demolition	14,888	32,546	(54.3)%
Intersegment revenue	—	(1,312)	(100.0)%

Total revenues	$188,847	$154,907	21.9%

Total revenue for the 2013 first quarter was $188.8 million, up $33.9 million or 22% from $154.9 million during the 2012 first quarter. For the three months ended March 31, 2013, increases in coastal protection and domestic and foreign capital revenue were offset by decreases in maintenance and demolition revenue.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased to $45.5 million, adding $18.6 million, or 69%, in the 2013 first quarter compared to the 2012 first quarter. Domestic capital dredging revenues in the quarter ended March 31, 2013 were driven by a costal restoration project in Louisiana as well as a deepening project in Delaware. These increases were slightly offset by a greater amount of work in the Port of New York/New Jersey in the first quarter of 2012.

Foreign dredging revenue increased $20.4 million, or 113%, for the first quarter of 2013 to $38.4 million. The first quarter 2013 foreign revenue was driven by the mobilization of the dredge New York and attendant plant for the Wheatstone LNG project in Western Australia as well as mobilization for a project in Brazil. The Company expects to commence dredging activities for these foreign capital projects in the second quarter of 2013.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue in the 2013 first quarter increased $25.7 million, or 83%, from the 2012 first quarter. The significant increase in coastal protection revenue in the first three months of 2013 was a result of a greater number of projects with higher contract values compared to the same period in 2012. In the 2013 first quarter, the Company worked on coastal protection projects in New York and New Jersey, which included some emergency work as a result of Superstorm Sandy, as well as projects in North Carolina and Florida.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue in the 2013 first quarter decreased by $12.8 million, or 32%, compared to the 2012 first quarter. The Company performed a greater amount of harbor work in the first quarter 2012 that was not repeated in the first quarter of 2013. During the first quarter of 2013, the Company worked on projects in Florida, Maryland and Georgia.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the first quarter of 2013 was $5.4 million, a decrease of $1.6 million or 23% compared to the first quarter of 2012. The decrease in the first quarter relates to a greater number of projects in first quarter of 2012, including a project in Mississippi that did not reoccur in the current year. Rivers and lakes revenues in the first quarter is typically lower due to freezing conditions in northern regions of the U.S. Rivers & lakes continued work on its large municipal lake project in Texas during the first quarter of 2013.

The Demolition segment which consists of demolition and remediation services recorded revenues of $14.9 million for the three months ended March 31, 2013 compared to $32.5 million for the same period in 2012. The decrease is attributable to a higher backlog at year end 2011, compared to 2012, which resulted in a greater number of projects for the demolition segment in the 2012 first quarter. In addition, the first quarter 2013 was negatively impacted by three projects that were delayed. This decrease was slightly offset by $6.1 million of revenue earned from the business acquired from Terra Contracting, LLC which did not become a part of the Company until the first quarter of 2013.

Consolidated gross profit for the 2013 first quarter increased 29% to $25.8 million, from $20.0 million in the first quarter of 2012. Gross profit margin (gross profit divided by revenue) for the 2013 first quarter increased to 13.7% from 12.9% in the 2012 first quarter. The increase in consolidated gross profit and gross profit margin in the 2013 first quarter is primarily the result of better weather conditions as the first quarter of 2012 was negatively impacted by offshore weather conditions, primarily wind that produced rough seas. This increase was partially offset by lower Demolition margins on fewer projects and Dredging mechanical delays experienced on a few projects during the first three months of 2013.

The Company’s general and administrative expenses totaled $19.2 million for the three months ended March 31, 2013 as compared to $13.3 million for the three months ended March 31, 2012. In the first quarter of 2013, the Company incurred additional payroll and benefit expenses, representing an increase of $1.4 million over the same period in the prior year. General and administrative expenses of $1.7 million related to the business acquired in the Terra acquisition also contributed to the increase as the business did not become a part of the Company until the first quarter of 2013. An increase in legal and professional fees of $1.2 million and additional bad debt expense of $1.0 million increased general and administrative expenses in the three months ended March 31, 2013 over the comparable period in 2012.

Operating income for the three months ended March 31, 2013 decreased by $0.2 million or 3% from $6.8 million in the same period of 2012 as higher operating margin was offset by increased general and administrative expenses described above.

The Company’s net interest expense totaled $5.7 million for the three months ended March 31, 2013, in line with interest expense of $5.3 million for the first three months of 2012.

Income tax expense for the three months ended March 31, 2013 was a benefit of $0.1 million, compared to $0.6 million of provision for the same 2012 period. The effective tax rate for the three months ended March 31, 2013 was 33.9%, which is lower than the effective tax rate of 37.2% for the same period of 2012. The first quarter 2013 benefited from credits allowed in the 2012 tax return that were not reflected in the 2012 provision. The Company expects the tax rate for the full year to remain near 39%.

Net income attributable to Great Lakes Dredge & Dock Corporation was $0.4 million and the earnings per diluted share was $0.01 for the 2013 first quarter compared to net income attributable to Great Lakes Dredge & Dock Corporation of $1.1 million and earnings per share of $0.02 for the same 2012 period. The decrease in 2013 is due to the decrease in operating income for the three months ended March 31, 2013.

Adjusted EBITDA (as defined on page 23) was $18.1 million for the three months ended March 31, 2013 compared with $14.7 million in the same 2012 period, as increased depreciation expense in 2013 as a result of significant capital expenditures during 2012 negatively impacted operating income, but is excluded from Adjusted EBITDA.

Results by segment

Dredging

Dredging revenues for the three months ended March 31, 2013 were $174.0 million, compared to $122.4 million for the same period of 2012. The dredging segment for the three months ended March 31, 2013 experienced increases in coastal protection revenue as well as domestic and foreign capital revenue, partially offset by lower maintenance revenues. Increases in dredging revenue for the three months were driven by vessel mobilizations for the Wheatstone LNG project in Western Australia and a separate project in Brazil as well as a significant coastal restoration project in Louisiana.

Gross profit margin in the dredging segment was 18.0% for the three months ended March 31, 2013 compared to gross profit margin in the dredging segment of 13.0% for the three months ended March 31, 2012. The increase in dredging gross profit margin is a result poor offshore weather conditions during the first quarter of 2012 that negatively impacted gross profit margin, partially offset by mechanical delays experienced on a few projects.

Dredging segment operating income was $19.0 million for the three months ended March 31, 2013, compared to operating income of $4.9 million for the three months ended March 31, 2012. The increase in operating income for the three months ended March 31, 2013 is a result of the increase in gross profit in the first quarter of 2013, as mentioned above, slightly offset by an increase in general and administrative expenses.

Demolition

Demolition revenues for the three months ended March 31, 2013 totaled $14.9 million, compared to $32.5 million for the same 2012 period. Demolition revenues for the 2013 first quarter were down due to a lower backlog at year end 2012, resulting in fewer projects on which to earn revenue in the first quarter of 2013 compared to the same period in 2012. In addition, the first quarter 2013 was negatively impacted by three projects that were delayed. These decreases were partially offset by $2.0 million of revenue recognized from customer acceptance of pending change orders and $6.1 million of revenue earned from the business acquired from Terra Contracting, LLC that was part of the Company only during the first quarter of 2013.

The demolition segment had a negative gross profit margin of 36.8% for the three months ended March 31, 2013 and a gross profit margin of 12.5% for the three months ended March 31, 2012. During the first quarter 2013, the demolition segment experienced cost overruns on projects. The demolition segment generated an operating loss of $12.4 million for the three months ended March 31, 2013, compared to operating income of $1.8 million for the same period of 2012. This decrease in operating income and increase in the operating loss was due to the negative gross profit margin described above as well as an increase in general and administrative expenses.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,		March 31,
	2013	2012		2012
Backlog (in thousands)
Dredging:
Capital—U.S.	$103,061	$43,177		$151,479
Capital—foreign	195,292	218,953		247,257
Coastal protection	33,978	80,245		70,767
Maintenance	2,211	22,406		22,166
Rivers & lakes	26,339	24,510		32,273

Dredging Backlog	360,881	389,291		523,942
Demolition	56,651	60,148	*	60,427

Total Backlog	$417,532	$449,439		$584,369

*	December 31, 2012 demolition backlog includes backlog acquired by the Company on December 31, 2012 in connection with the Terra acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 27% of the Company’s March 31, 2013 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2013 first quarter was $229.1 million, a small decrease of $0.5 million from the same period in the prior year. The bid market in the first quarter of 2013 was slightly lower than the same period in the prior year as there were larger contract value domestic capital projects let to bid by governmental agencies, offset by fewer contracts for coastal protection and rivers & lakes projects. For the contracts released in the 2013 first quarter, the Company won 9%, or $3.9 million, of the maintenance projects and 66%, or $109.7 million, of the domestic capital projects awarded year to date through March 31, 2013. The Company won 52% of the overall domestic bid market through March 31, 2013, which is above the Company’s prior three year average of 37%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $360.9 million at March 31, 2013 compared to $389.3 million as of December 31, 2012. Dredging backlog decreased $28.4 million or 7% as the Company continued to earn revenue on several of the projects in backlog at year end, partially offset by new awards, especially in the domestic capital bid market. These amounts do not reflect approximately $18.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2013. At December 31, 2012 the amount of domestic low bids and options pending award was $82.1 million.

Domestic capital dredging backlog at March 31, 2013 was $59.9 million greater than at December 31, 2012 as progress on the Company’s capital projects in Louisiana converted backlog into revenue and the Company was awarded new projects in Louisiana and New York/New Jersey during the quarter to add over $100 million to domestic capital backlog. The Company continues to anticipate a strong capital dredging bid market over the next twelve months. In January 2013, the Corps released for proposal the Port of Miami harbor deepening with the expectation of an award date in the second quarter of 2013. The Company expects several East Coast ports to continue their planning efforts to deepen in anticipation of larger draft vessels from international trade.

Coastal protection dredging backlog at March 31, 2013 was $46.3 million lower than at December 31, 2012 as the Company substantially completed two projects on the East Coast and one in Southern California. Another project in New Jersey partially completed the scope of work in backlog at year end 2012, but was given new options on work that adds to its backlog at the end of the quarter. Superstorm Sandy impacted the East Coast of the U.S. in October 2012 and the government has appropriated $50.5 billion, including nearly $4 billion for Corps projects to assist the needed relief for the region. In addition, the Corps is expected to let for bid projects for East Coast markets from this funding throughout 2013.

Maintenance dredging backlog was $20.2 million less at March 31, 2013 than at December 31, 2012 as no significant projects were awarded in the quarter and the Company completed all but one of the projects in its backlog at year end.

Rivers & lakes backlog is $1.8 million higher at March 31, 2013 than at December 31, 2012. Rivers & lakes projects in Texas and the Mississippi River were executed in the quarter. The Corps awarded the Company an option to the work it is performing on the Mississippi River. Rivers & lakes continues to have projects in Florida, Texas, Louisiana and on the Mississippi River and its tributaries in backlog that are expected to be converted into revenue during 2013.

Foreign capital dredging backlog decreased $23.7 million to $195.3 million at March 31, 2013 from December 31, 2012, due to significant work on projects in backlog from the Middle East and mobilization of the dredge New York to the Wheatstone LNG project in Western Australia and mobilization of a mechanical dredge for a contract in Brazil. The Company continues to pursue opportunities in the Middle East, Southwest Pacific and South America for the vessels that are currently deployed in these international regions.

Demolition services backlog was $3.5 million lower at March 31, 2013 from December 31, 2012. The current quarter includes backlog of approximately $4 million from the newly acquired Terra. Work on existing projects in New York, New England and the Midwest earned revenue from projects in backlog at year end 2012. Backlog was partially replenished with new contracts for work in New England.

Dredge New York litigation development

During the quarter ended March 31, 2012, a judgment in the aggregate amount of $13.3 million was rendered in the Company’s favor in its litigation regarding the dredge New York loss of use claim. The Company cannot predict the outcome of the appellate process. For additional information regarding this matter, see Note 8 to the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash used in operating activities for the three months ended March 31, 2013 and 2012 totaled $13.2 million, and $18.2 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first three months of 2013, the decrease in net cash used in operating activities was primarily the result of higher adjusted EBITDA in the three months ended March 31, 2013 as compared to the same period in the prior year.

The Company’s net cash flows used in investing activities for the first three months of 2013 and 2012 totaled $15.5 million and $8.0 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. The Company spent $9.4 million on construction in progress for vessels being built to our specifications that we intend to have funded through operating lease upon delivery.

The Company’s net cash flows provided by (used in) financing activities for the three months ended March 31, 2013 and 2012 totaled $10.9 million and $(1.4) million, respectively. Increases were primarily due to net borrowings on the Company’s revolver during the first quarter 2013 of $21.5 million. The Company also paid $10.5 million on a promissory note related to the Terra acquisition.

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

Separately, the Company determined that a perfection trigger event had occurred under the Credit Agreement as of December 31, 2012. As a result, the outstanding obligations under the Credit Agreement, which were previously unsecured, are now secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable, subject to the liens and interests of certain other parties holding first priority perfected liens. Under the original terms of the Credit Agreement, the obligations thereunder that became secured under these circumstances could again become unsecured provided that (i) no event of default has occurred and is continuing and (ii) the Company has maintained for two consecutive quarters, and is projected to maintain for the next two consecutive quarters, a total leverage ratio less than or equal to 3.75 to 1.0. Pursuant to the Credit Agreement Waiver and Amendment, this provision has been amended to add the additional condition that no release of the liens securing the obligations under the Credit Agreement can occur until the Company has delivered to the lenders its audited financial statements with respect to its fiscal year ending December 31, 2013.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. As of March 31, 2013, the Company had $21.5 million of borrowings on the revolver and $33.4 million of letters of credit outstanding, resulting in $120.1 million of availability under the Credit Agreement. At March 31, 2013, the Company was in compliance with its various covenants under its Credit Agreement.

The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior notes are unsecured. The Company’s material agreements related to long term debt contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants. The Company is in compliance with its various covenants under the respective agreements as of March 31, 2013.

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Brazilian Real, is reflected in the cumulative translation adjustment, net within accumulated other comprehensive loss. Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

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

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2013 has not materially changed since December 31, 2012. The market risk profile of the Company on December 31, 2012 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing such a reasonable assurance as a result of the identified material weakness in internal control over financial reporting as further described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2012. Notwithstanding the material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

b) Changes in internal control over financial reporting.

Other than described below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has developed a remediation plan to address the internal control deficiencies described above. Our plan was designed to ensure that each area affected by a material control weakness was remediated properly. The remediation plan included the following actions:

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

Management is in the process of remediating the internal control deficiency. The remediation plan is being administered by the Chief Financial Officer and involves key leaders from across the organization, including the Chief Executive Officer and Chief Legal Officer.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 8 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the three months ended March 31, 2013 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable.

Item 6. Exhibits

10.1	Waiver and Amendment No. 2 to Credit Agreement, dated as of March 15, 2013, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (1)

10.2	Waiver to International Letter of Credit Agreement, dated as of March 15, 2013, to the International Letter of Credit Agreement, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association. (1)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 19, 2012 (Commission file no. 001-33225).
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ WILLIAM S. STECKEL
William S. Steckel
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 8, 2013

EXHIBIT INDEX

Number	Document Description

10.1	Waiver and Amendment No. 2 to Credit Agreement, dated as of March 15, 2013, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (1)

10.2	Waiver to International Letter of Credit Agreement, dated as of March 15, 2013, to the International Letter of Credit Agreement, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association. (1)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 19, 2012 (Commission file no. 001-33225).
*	Filed herewith.