Form 10-Q
period 2013-06-30
Great Lakes Dredge & Dock CORP
filed 2013-08-09
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 59,472,566 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2013

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,623	$24,440
Accounts receivable—net	149,940	149,142
Contract revenues in excess of billings	71,842	69,574
Inventories	30,578	28,726
Prepaid expenses and other current assets	50,203	41,808

Total current assets	324,186	313,690
PROPERTY AND EQUIPMENT—Net	355,854	346,540
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	81,975	104,031
INVENTORIES—Noncurrent	35,762	37,392
INVESTMENTS IN JOINT VENTURES	6,072	7,047
OTHER	13,505	17,695

TOTAL	$817,354	$826,395

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,070	$123,082
Accrued expenses	44,973	38,490
Billings in excess of contract revenues	7,913	11,280
Current portion of long term debt	2,515	13,098

Total current liabilities	147,471	185,950
7 3/8% SENIOR NOTES	250,000	250,000
REVOLVING CREDIT FACILITY	41,000	—
DEFERRED INCOME TAXES	105,057	106,767
OTHER	24,026	10,253

Total liabilities	567,554	552,970

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 59,471 and 59,359 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	272,688	271,418
Retained earnings (accumulated deficit)	(22,217)	2,591
Accumulated other comprehensive loss	(495)	(380)

Total Great Lakes Dredge & Dock Corporation equity	249,982	273,635
NONCONTROLLING INTERESTS	(182)	(210)

Total equity	249,800	273,425

TOTAL	$817,354	$826,395

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contract revenues	$152,863	$163,107	$341,710	$318,014
Costs of contract revenues	147,682	144,401	310,746	279,286

Gross profit	5,181	18,706	30,964	38,728
General and administrative expenses	18,311	11,456	37,498	24,723
Proceeds from loss of use claim	(13,272)	—	(13,272)	—
Impairment of goodwill	21,474	—	21,474	—
(Gain) loss on sale of assets—net	58	(93)	60	(124)

Operating income (loss)	(21,390)	7,343	(14,796)	14,129
Interest expense—net	(5,396)	(5,383)	(11,129)	(10,642)
Equity in loss of joint ventures	(385)	(8)	(975)	(24)
Loss on foreign currency transactions—net	(261)	(21)	(225)	(15)

Income (loss) before income taxes	(27,432)	1,931	(27,125)	3,448
Income tax (provision) benefit	2,244	(751)	2,348	(1,315)

Net income (loss)	(25,188)	1,180	(24,777)	2,133
Net (income) loss attributable to noncontrolling interests	(53)	91	(31)	206

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(25,241)	$1,271	$(24,808)	$2,339

Basic earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.42)	$0.02	$(0.42)	$0.04
Basic weighted average shares	59,436	59,171	59,403	59,105
Diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.42)	$0.02	$(0.42)	$0.04
Diluted weighted average shares	59,436	59,534	59,403	59,493
Dividends declared per share	$—	$0.02	$—	$0.04

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(25,188)	$1,180	$(24,777)	$2,133
Currency translation adjustment—net of tax (1)	(75)	(8)	(81)	(4)
Net unrealized gain on derivatives—net of tax (2)	(51)	(1,762)	(34)	(1,288)

Other comprehensive loss—net of tax	(126)	(1,770)	(115)	(1,292)

Comprehensive income (loss)	(25,314)	(590)	(24,892)	841
Comprehensive (income) loss attributable to noncontrolling interests	(53)	91	(31)	206

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(25,367)	$(499)	$(24,923)	$1,047

(1)	Net of income tax expense of $48 and $5 for the three months ended June 30, 2013 and 2012, respectively, and $52 and $3 for six months ended June 30, 2013 and 2012, respectively.
(2)	Net of income tax expense of $34 and $1,171 for the three months ended June 30, 2013 and 2012, respectively, and $23 and $856 for the six months ended June 30, 2013 and 2012, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
BALANCE—January 1, 2013	59,359	$6	$271,418	$2,591	$(380)	$(210)	$273,425
Share-based compensation	49	—	1,452	—	—	—	1,452
Vesting of restricted stock units, including impact of shares withheld for taxes	62	—	(277)	—	—	—	(277)
Exercise of stock options	1	—	2	—	—	—	2
Excess income tax benefit from share-based compensation	—	—	93	—	—	—	93
Distributions paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Net income (loss)	—	—	—	(24,808)	—	31	(24,777)
Other comprehensive loss—net of tax	—	—	—	—	(115)	—	(115)

BALANCE—June 30, 2013	59,471	$6	$272,688	$(22,217)	$(495)	$(182)	$249,800

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2012	58,999	$6	$267,918	$24,042	$3	$568	$292,537
Share-based compensation	122	—	1,714	—	—	—	1,714
Vesting of restricted stock units, including impact of shares withheld for taxes	82	—	(212)	—	—	—	(212)
Exercise of stock options	17	—	75	—	—	—	75
Excess income tax benefit from share-based compensation	—	—	118	—	—	—	118
Dividends declared and paid	—	—	—	(2,482)	—	—	(2,482)
Dividend equivalents paid on restricted stock units	—	—	—	(22)	—	—	(22)
Distributions paid to noncontrolling interests	—	—	—	—	—	(134)	(134)
Net income (loss)	—	—	—	2,339	—	(206)	2,133
Other comprehensive loss—net of tax	—	—	—	—	(1,292)	—	(1,292)

BALANCE—June 30, 2012	59,220	$6	$269,613	$23,877	$(1,289)	$228	$292,435

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(24,777)	$2,133
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	23,735	16,123
Equity in loss of joint ventures	975	24
Deferred income taxes	(2,286)	(478)
(Gain) loss on dispositions of property and equipment	60	(124)
Impairment of goodwill	21,474	—
Gain on adjustment of contingent earnout	—	(240)
Amortization of deferred financing fees	576	669
Unrealized foreign currency loss	68	378
Share-based compensation expense	1,452	1,714
Excess income tax benefit from share-based compensation	(93)	(118)
Changes in assets and liabilities:
Accounts receivable	3,555	5,967
Contract revenues in excess of billings	(2,319)	(20,048)
Inventories	(222)	(8,653)
Prepaid expenses and other current assets	(5,903)	(5,658)
Accounts payable and accrued expenses	(31,069)	(12,371)
Billings in excess of contract revenues	(3,367)	6,371
Other noncurrent assets and liabilities	(747)	(519)

Net cash flows used in operating activities	(18,888)	(14,830)
INVESTING ACTIVITIES:
Purchases of property and equipment	(27,954)	(22,783)
Proceeds from dispositions of property and equipment	223	226
Proceeds from vendor performance obligations	13,600	—

Net cash flows used in investing activities	(14,131)	(22,557)
FINANCING ACTIVITIES:
Deferred financing fees	—	(2,039)
Distributions paid to minority interests	(3)	(133)
Repayments of long term note payable	(10,547)	—
Dividends paid	—	(2,482)
Dividend equivalents paid on restricted stock units	—	(22)
Taxes paid on settlement of vested share awards	(277)	(212)
Repayments of equipment debt	(36)	(426)
Exercise of stock options	2	75
Excess income tax benefit from share-based compensation	93	118
Borrowings under revolving loans	144,000	—
Repayments of revolving loans	(103,000)	—

Net cash flows provided by (used in) financing activities	30,232	(5,121)

Effect of foreign currency exchange rates on cash and cash equivalents	(30)	11

Net decrease in cash and cash equivalents	(2,817)	(42,497)
Cash and cash equivalents at beginning of period	24,440	113,288

Cash and cash equivalents at end of period	$21,623	$70,791

Supplemental Cash Flow Information
Cash paid for interest	$9,768	$9,602

Cash paid (refunded) for income taxes	$431	$(6,371)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$7,720	$6,231

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2013, and its results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 have been included.

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

The Company operates in four operating segments that, through aggregation, comprise two reportable segments: dredging and demolition. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units. Due to a decline in the overall financial performance and declining cash flows in the demolition reporting unit, the Company concluded there was a triggering event that required an interim impairment test for the reporting unit in the second quarter of 2013. The Company recorded an estimated preliminary goodwill impairment charge of $21,474 at the demolition reporting unit in the quarter ended June 30, 2013.This impairment of goodwill is discussed in Note 4.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2013, 522 and 554 thousand shares of potentially dilutive stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. The impact of these shares would have been antidilutive. For the three and six months ended June 30, 2012, zero options to purchase shares of common stock were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

(shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$(25,241)	$1,271	$(24,808)	$2,339
Weighted-average common shares outstanding — basic	59,436	59,171	59,403	59,105
Effect of stock options and restricted stock units	—	363	—	388

Weighted-average common shares outstanding — diluted	59,436	59,534	59,403	59,493

Earnings (loss) per share — basic	$(0.42)	$0.02	$(0.42)	$0.04
Earnings (loss) per share — diluted	$(0.42)	$0.02	$(0.42)	$0.04

3.	Accounts receivable and contracts in progress

Accounts receivable at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Completed contracts	$48,756	$43,898
Contracts in progress	85,346	91,459
Retainage	23,458	24,419

	157,560	159,776
Allowance for doubtful accounts	(3,469)	(2,050)

Total accounts receivable—net	$154,091	$157,726

Current portion of accounts receivable—net	$149,940	$149,142
Long-term accounts receivable and retainage	4,151	8,584

Total accounts receivable—net	$154,091	$157,726

The components of contracts in progress at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$324,934	$458,750
Amounts billed	(264,340)	(392,860)

Costs and earnings in excess of billings for contracts in progress	60,594	65,890
Costs and earnings in excess of billings for completed contracts	11,248	3,684

Total contract revenues in excess of billings	$71,842	$69,574

Billings in excess of costs and earnings:
Amounts billed	$(371,799)	$(338,741)
Costs and earnings for contracts in progress	363,886	327,461

Total billings in excess of contract revenues	$(7,913)	$(11,280)

4.	Impairment of goodwill

The Company’s annual goodwill impairment test is conducted in the third quarter of each year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of goodwill below its carrying value. Due to a decline in the overall financial performance and declining cash flows in the demolition reporting unit, the Company concluded there was a triggering event that required an interim impairment test for the reporting unit in the second quarter of 2013.

In connection with the Company’s preparation of this Quarterly Report on Form 10-Q, the Company performed step one of the goodwill impairment test as of June 30, 2013, which compared the fair value of the demolition reporting unit against its carrying amount, including goodwill. In deriving the fair value of the demolition reporting unit, the Company used both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. Based on the first step analysis, management concluded that the fair value of the demolition reporting unit was less than its carrying value; therefore, the Company performed step two of the goodwill impairment analysis.

Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit’s fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as a loss on impairment of goodwill.

Management determined that the demolition reporting unit’s implied fair value of goodwill was below the carrying value as of June 30, 2013. As a result, the Company has estimated the range of impairment of goodwill between $19.0 million and $21.5 million and has recorded a preliminary estimated impairment charge of $21,474 in the second quarter of 2013. Due to the timing and complexity of the second step of the impairment test, which is required to determine the actual impairment of goodwill, the Company was unable to finalize the amount of impairment prior to filing this form 10-Q for the three and six months ended June 30, 2013. Any subsequent adjustment to the estimated impairment charge will be recorded in the 2013 third quarter.

The change in the carrying value of goodwill for the period ended June 30, 2013 is as follows:

	Dredging Segment	Demolition Segment	Total
Balance — December 31, 2012	$76,575	$24,224	$100,799
Impairment of goodwill	—	(21,474)	(21,474)

Balance — June 30, 2013	$76,575	$2,750	$79,325

5.	Fair value measurements

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At June 30, 2013 and December 31, 2012, the Company held certain derivative contracts that it uses to manage commodity price risk. The Company does not hold or issue derivatives for speculative or trading purposes. In addition, other nonfinancial assets and liabilities are measured at fair value in the financial statements on a nonrecurring basis. The fair values of these financial instruments and nonfinancial assets and liabilities measured at the reporting date are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$235	$—	$235	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$178	$—	$178	$—

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

As of June 30, 2013, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2014. As of June 30, 2013, there were 2.8 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through May 2014. Under these swap agreements, the Company will pay fixed prices ranging from $2.88 to $3.26 per gallon.

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

At June 30, 2013, the fair value liability of the fuel hedge contracts was estimated to be $235 and is recorded in accrued expenses. At December 31, 2012 the fair value liability of the fuel hedge contracts was estimated to be $178 and is recorded in accrued expenses. The loss reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2013 was $291. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2013 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the fuel hedge contracts outstanding as of June 30, 2013 and December 31, 2012 is as follows:

		Fair Value at
	Balance Sheet Location	June 30, 2013	December 31, 2012
Liability derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Accrued expenses	$235	$178

Assets and liabilities measured at fair value on a nonrecurring basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in our condensed consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets, including other acquired intangibles. Goodwill and long-lived assets are measured at fair value to test for and measure impairment, if any, at least annually for goodwill or when necessary for both goodwill and long-lived assets.

The Company estimated the fair value of our demolition reporting unit for our goodwill impairment test by using both a market-based approach and an income-based approach. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses based upon historical operating data, appropriate discount rates and other variables. The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. The Company analyzed companies that performed similar services or are considered peers.

An impairment of goodwill was recorded in the amount of $21,474 in the second quarter of 2013. The fair value of goodwill was determined using quantitative models that contained significant unobservable inputs. See Note 4.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2013
Goodwill
Balance at January 1,	$100,799
Impairment of goodwill	(21,474)

Balance at June 30,	$79,325

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cumulative translation adjustments—net of tax	$(75)	$(8)	$(81)	$(4)
Derivatives:
Reclassification of derivative losses (gains) to earnings—net of tax	154	143	291	(263)
Change in fair value of derivatives—net of tax	(205)	(1,905)	(325)	(1,025)

Net unrealized gain on derivatives—net of tax	(51)	(1,762)	(34)	(1,288)

Total other comprehensive loss	$(126)	$(1,770)	$(115)	$(1,292)

Adjustments reclassified from accumulated balances of other comprehensive income to earnings are as follows:

		Three months ended June 30,		Six months ended June 30,
	Statement of Operations Location	2013	2012	2013	2012
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$256	$237	$484	$(438)
	Income tax (provision) benefit	(102)	(94)	(193)	175

		$154	$143	$291	$(263)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at June 30, 2013. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $259,063 at June 30, 2013, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

6.	Accrued expenses

Accrued expenses at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Construction liabilities	$13,218	$6,426
Insurance	8,482	9,070
Interest	8,151	7,837
Payroll and employee benefits	7,405	9,906
Percentage of completion adjustment	3,199	1,552
Income and other taxes	1,911	1,699
Other	2,607	2,000

Total accrued expenses	$44,973	$38,490

7.	Long-term debt

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

The credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. The Credit Agreement requires the Company to maintain a net leverage ratio less than or equal to 4.50 to 1.00 as of the end of each fiscal quarter and a minimum fixed charge coverage ratio of 1.25 to 1.00. At December 31, 2012, the Company’s fixed charge coverage ratio was 1.12x, resulting in an event of default under the Credit Agreement.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of June 30, 2013, the Company had $41,000 of borrowings on the revolver and $74,228 of letters of credit outstanding, resulting in $59,772 of availability under the Credit Agreement. At June 30, 2013, the Company was in compliance with its various covenants under its Credit Agreement.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of June 30, 2013, Great Lakes had no letters of credit outstanding under this facility. At June 30, 2013, the Company also had $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

8.	Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In May 2013, the Company granted 369 thousand options to purchase shares of common stock and 217 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $730 and $1,452, respectively, for the three and six months ended June 30, 2013 and $699 and $1,714, respectively, for the three and six months ended June 30, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dredging
Contract revenues	$136,487	$135,315	$310,446	$258,988
Operating income	14,569	11,697	33,569	16,596
Demolition
Contract revenues	$16,645	$27,929	$31,533	$60,475
Operating loss	(35,959)	(4,354)	(48,365)	(2,467)
Intersegment revenues	$(269)	$(137)	(269)	(1,449)
Total
Contract revenues	$152,863	$163,107	$341,710	$318,014
Operating income (loss)	(21,390)	7,343	(14,796)	14,129

Foreign dredging revenue of $33,348 and $71,733 for the three and six months ended June 30, 2013 and $20,848 and $38,873 for the three and six months ended June 30, 2012, respectively, was primarily attributable to work done in the Middle East and Brazil as well as for the Wheatstone LNG project in Western Australia.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

Additionally, the Company has identified certain pending change orders for one demolition project for which previously recognized revenue no longer meets the Company’s policy for revenue recognition. The Company has reversed the recognition of revenue for these pending change orders because of new developments in the second quarter. These developments include the Company filing a lawsuit and lien against the general contractor and recent communications with the general contractor and the site owner. As a result of these reversals, contract revenues were reduced by $5,568 for the three and six months ended June 30, 2013.

10.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2013, the Company had outstanding performance bonds valued at approximately $647,263; however, the revenue value remaining in backlog related to these projects totaled approximately $289,761.

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

On August 26, 2009, the Company’s subsidiary, NASDI, LLC (“NASDI”), received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating illegal dumping activities at a dump site NASDI contracted with to have waste materials disposed of between September 2007 and July 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office in the second quarter of 2011. Should a claim be brought, NASDI intends to defend itself vigorously. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material impact on its business, financial position, results of operations or cash flows.

On March 27, 2011, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain documents relating to certain projects performed by NASDI since January 2005. The Company conducted an internal investigation into this matter and continues to fully cooperate with the federal grand jury subpoena. Based on the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, any action the U.S. Attorney may take, or the impact, if any, that this matter may have on the Company’s business, financial position, results of operations or cash flows.

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. These three actions were consolidated and recaptioned In re Great Lakes Dredge & Dock Corporation, Case No. 1:13-cv-02115, on June 10, 2013. The Company denies liability and intends to vigorously defend this action.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013 and was voluntarily dismissed on June 10, 2013. A third, similar lawsuit captioned St. Lucie County Fire District Firefighters Pension Trust Fund v. Leight et al., Case No. 13 CH 15483, was filed in Cook County Circuit Court in Illinois on July 8, 2013, and a fourth, similar lawsuit (that additionally named one current and one former executive as defendants) captioned Griffin v. Berger et al., Case No. 1:13-cv-04907, was filed in the Northern District of Illinois on July 9, 2013.

In 2012, the Company contracted with a shipyard to perform the functional design drawings, detailed design drawings and follow on construction of a new Articulated Tug & Barge (“ATB”) Trailing Suction Hopper Dredge. In April 2013, the Company terminated the contract with the shipyard for default and the counterparty sent the Company a notice requesting arbitration under the contract on the Company’s termination for default, including but not limited to the Company’s right to draw on letters of credit that had been issued by the shipyard as financial security required in the contract. In May 2013, the Company drew upon the shipyard’s letters of credit related to the contract and received $13,600. As the matter is currently in arbitration, the Company has recorded the receipts from the letters of credit as a long-term liability and intends to use the proceeds to offset current and future costs of the ATB that are a result of the contract default, among other things. The Company cannot be assured of the outcome of the arbitration. The Company intends to pursue its claim for damages resulting from the termination in arbitration.

The Company has not accrued any amounts with respect to the above matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

In May 2013, the Company concluded its litigation regarding the dredge New York loss of use claim. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision in the approach channel to Port Newark, New Jersey. The Company received $13,272 which is included in proceeds from loss of use claim.

11.	Subsidiary guarantors

The Company’s long-term debt at June 30, 2013 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of June 30, 2013 and December 31, 2012;

(ii)	statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012; and

(iii)	statements of cash flows for the six months ended June 30, 2013 and 2012.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,325	$2,298	$—	$—	$21,623
Accounts receivable — net	144,876	5,064	—	—	149,940
Receivables from affiliates	94,960	6,339	14,883	(116,182)	—
Contract revenues in excess of billings	70,031	2,381	—	(570)	71,842
Inventories	30,578	—	—	—	30,578
Prepaid expenses and other current assets	35,605	334	14,264	—	50,203

Total current assets	395,375	16,416	29,147	(116,752)	324,186
PROPERTY AND EQUIPMENT—Net	355,826	28	—	—	355,854
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	81,902	73	—	—	81,975
INVENTORIES — Noncurrent	35,762	—	—	—	35,762
INVESTMENTS IN JOINT VENTURES	6,072	—	—	—	6,072
INVESTMENTS IN SUBSIDIARIES	2,653	—	634,141	(636,794)	—
OTHER	7,728	3	5,774	—	13,505

TOTAL	$885,318	$16,520	$669,062	$(753,546)	$817,354

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,762	$1,612	$696	$—	$92,070
Payables to affiliates	92,263	11,148	13,328	(116,739)	—
Accrued expenses	35,537	818	8,618	—	44,973
Billings in excess of contract revenues	7,893	33	—	(13)	7,913
Current portion of long term debt	2,515	—	—	—	2,515

Total current liabilities	227,970	13,611	22,642	(116,752)	147,471
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	41,000	—	41,000
DEFERRED INCOME TAXES	(16)	—	105,073	—	105,057
OTHER	23,479	—	547	—	24,026

Total liabilities	251,433	13,611	419,262	(116,752)	567,554
Total Great Lakes Dredge & Dock Corporation Equity	633,885	2,909	249,982	(636,794)	249,982
NONCONTROLLING INTERESTS	—	—	(182)	—	(182)

TOTAL EQUITY	633,885	2,909	249,800	(636,794)	249,800

TOTAL	$885,318	$16,520	$669,062	$(753,546)	$817,354

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$147,148	$10,167	$—	$(4,452)	$152,863
Costs of contract revenues	(141,559)	(10,575)	—	4,452	(147,682)

Gross profit	5,589	(408)	—	—	5,181
OPERATING EXPENSES:
General and administrative expenses	18,124	187	—	—	18,311
Proceeds from loss of use claim	(13,272)	—	—	—	(13,272)
Impairment of goodwill	21,224	250	—	—	21,474
Loss on sale of assets—net	58	—	—	—	58

Operating income (loss)	(20,545)	(845)	—	—	(21,390)
Interest expense—net	(130)	(47)	(5,219)	—	(5,396)
Equity in loss of subsidiaries	(18)	—	(15,798)	15,816	—
Equity in loss of joint ventures	(385)	—	—	—	(385)
Gain (loss) on foreign currency transactions, net	96	(357)	—	—	(261)

Income (loss) before income taxes	(20,982)	(1,249)	(21,017)	15,816	(27,432)
Income tax (provision) benefit	6,413	2	(4,171)	—	2,244

Net income (loss)	(14,569)	(1,247)	(25,188)	15,816	(25,188)
Net income attributable to noncontrolling interests	—	—	(53)	—	(53)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(14,569)	$(1,247)	$(25,241)	$15,816	$(25,241)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(14,620)	$(1,322)	$(25,367)	$15,942	$(25,367)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$163,042	$2,251	$—	$(2,186)	$163,107
Costs of contract revenues	(144,073)	(2,514)	—	2,186	(144,401)

Gross profit	18,969	(263)	—	—	18,706
OPERATING EXPENSES:
General and administrative expenses	10,679	162	615	—	11,456
Gain on sale of assets—net	(93)	—	—	—	(93)

Operating income (loss)	8,383	(425)	(615)	—	7,343
Interest expense—net	(257)	(23)	(5,103)	—	(5,383)
Equity in earnings (loss) of subsidiaries	(223)	—	8,687	(8,464)	—
Equity in loss of joint ventures	(8)	—	—	—	(8)
Loss on foreign currency transactions, net	(21)	—	—	—	(21)

Income (loss) before income taxes	7,874	(448)	2,969	(8,464)	1,931
Income tax (provision) benefit	1,038	—	(1,789)	—	(751)

Net income (loss)	8,912	(448)	1,180	(8,464)	1,180
Net income attributable to noncontrolling interests	—	—	91	—	91

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$8,912	$(448)	$1,271	$(8,464)	$1,271

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$7,150	$(456)	$(499)	$(6,694)	$(499)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$332,567	$13,926	$—	$(4,783)	$341,710
Costs of contract revenues	(301,491)	(14,038)	—	4,783	(310,746)

Gross profit	31,076	(112)	—	—	30,964
OPERATING EXPENSES:
General and administrative expenses	37,120	378	—	—	37,498
Proceeds from loss of use claim	(13,272)	—	—	—	(13,272)
Impairment of goodwill	21,224	250	—	—	21,474
Loss on sale of assets—net	60	—	—	—	60

Operating income (loss)	(14,056)	(740)	—	—	(14,796)
Interest expense—net	(149)	(89)	(10,891)	—	(11,129)
Equity in loss of subsidiaries	(65)	—	(6,242)	6,307	—
Equity in loss of joint ventures	(975)	—	—	—	(975)
Gain (loss) on foreign currency transactions—net	132	(357)	—	—	(225)

Income (loss) before income taxes	(15,113)	(1,186)	(17,133)	6,307	(27,125)
Income tax (provision) benefit	9,990	2	(7,644)	—	2,348

Net income (loss)	(5,123)	(1,184)	(24,777)	6,307	(24,777)
Net income attributable to noncontrolling interests	—	—	(31)	—	(31)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(5,123)	$(1,184)	$(24,808)	$6,307	$(24,808)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(5,157)	$(1,265)	$(24,923)	$6,422	$(24,923)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$318,486	$4,050	$—	$(4,522)	$318,014
Costs of contract revenues	(279,240)	(4,568)	—	4,522	(279,286)

Gross profit	39,246	(518)	—	—	38,728
OPERATING EXPENSES:
General and administrative expenses	23,248	348	1,127	—	24,723
(Gain) loss on sale of assets—net	(135)	—	11	—	(124)

Operating income (loss)	16,133	(866)	(1,138)	—	14,129
Interest expense—net	(538)	(51)	(10,053)	—	(10,642)
Equity in earnings (loss) of subsidiaries	(602)	—	15,034	(14,432)	—
Equity in loss of joint ventures	(24)	—	—	—	(24)
Loss on foreign currency transactions—net	(15)	—	—	—	(15)

Income (loss) before income taxes	14,954	(917)	3,843	(14,432)	3,448
Income tax (provision) benefit	395	—	(1,710)	—	(1,315)

Net income (loss)	15,349	(917)	2,133	(14,432)	2,133
Net loss attributable to noncontrolling interests	—	—	206	—	206

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$15,349	$(917)	$2,339	$(14,432)	$2,339

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$14,061	$(921)	$1,047	$(13,140)	$1,047

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$5,349	$(6,349)	$(17,888)	$—	$(18,888)
INVESTING ACTIVITIES:
Purchases of property and equipment	(27,954)	—	—	—	(27,954)
Proceeds from dispositions of property and equipment	223	—	—	—	223
Proceeds from vendor performance obligations	13,600	—	—	—	13,600

Net cash flows used in investing activities	(14,131)	—	—	—	(14,131)
FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(10,547)	—	(10,547)
Distributions paid to minority interests	—	—	(3)	—	(3)
Taxes paid on settlement of vested share awards	—	—	(277)	—	(277)
Net change in accounts with affiliates	3,871	8,509	(12,380)	—	—
Repayments of equipment debt	(36)	—	—	—	(36)
Exercise of stock options	—	—	2	—	2
Excess income tax benefit from share-based compensation	—	—	93	—	93
Borrowings under revolving loans	—	—	144,000	—	144,000
Repayments of revolving loans	—	—	(103,000)	—	(103,000)

Net cash flows provided by (used in) financing activities	3,835	8,509	17,888	—	30,232

Effect of foreign currency exchange rates on cash and cash equivalents	—	(30)	—	—	(30)

Net increase (decrease) in cash and cash equivalents	(4,947)	2,130	—	—	(2,817)

Cash and cash equivalents at beginning of period	24,272	168	—	—	24,440

Cash and cash equivalents at end of period	$19,325	$2,298	$—	$—	$21,623

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$9,867	$331	$(25,028)	$—	$(14,830)
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,783)	—	—	—	(22,783)
Proceeds from dispositions of property and equipment	226	—	—	—	226

Net cash flows used in investing activities	(22,557)	—	—	—	(22,557)
FINANCING ACTIVITIES:
Deferred financing fees	—	—	(2,039)	—	(2,039)
Distributions paid to minority interests			(133)		(133)
Dividends paid	—	—	(2,482)	—	(2,482)
Dividend equivalents paid on restricted stock units	—	—	(22)	—	(22)
Taxes paid on settlement of vested share awards	—	—	(212)		(212)
Net change in accounts with affiliates	(25,246)	(4,477)	29,723	—	—
Repayments of equipment debt	(426)	—	—	—	(426)
Exercise of stock options	—	—	75	—	75
Excess income tax benefit from share-based compensation	—	—	118	—	118

Net cash flows provided by (used in) financing activities	(25,672)	(4,477)	25,028	—	(5,121)

Effect of foreign currency exchange rates on cash and cash equivalents	—	11	—	—	11

Net decrease in cash and cash equivalents	(38,362)	(4,135)	—	—	(42,497)

Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$70,623	$168	$—	$—	$70,791

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 23% of its dredging revenues for the first six months of 2013, above the Company’s prior three year average of 16%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which is responsible for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2013, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, and third parties operating under contracts with federal agencies, were approximately 45% of dredging revenues, compared to the Company’s prior three year average of 62%.

The Company’s demolition subsidiaries, collectively, are a U.S. provider of commercial and industrial demolition and remediation services such as exterior and interior demolition for site preparation as well as environmental remediation. Historically, the majority of the work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition operations are pursuing opportunities outside of the New England area and into the marine demolition markets, specifically bridge demolition across the eastern part of the U.S. Through an acquisition in 2012, the segment’s scope of work has expanded into the Midwest U.S. market. In the first six months of 2013, demolition revenues accounted for 9% of total revenues, compared to the prior three year average of 14%.

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

Results of Operations

The following tables set forth the components of net income attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(96.6)	(88.5)	(90.9)	(87.8)

Gross profit	3.4	11.5	9.1	12.2
General and administrative expenses	12.0	7.0	11.0	7.8
Proceeds from loss of use claim	(8.7)	—	(3.9)	—
Impairment of goodwill	14.1	—	6.3	—
(Gain) loss on sale of assets—net	—	(0.1)	—	—

Operating income (loss)	(14.0)	4.6	(4.3)	4.4
Interest expense—net	(3.5)	(3.3)	(3.3)	(3.3)
Equity in loss of joint ventures	(0.4)	—	(0.3)	—
Loss on foreign currency transactions—net	—	—	(0.1)	—

Income (loss) before income taxes	(17.9)	1.3	(8.0)	1.1
Income tax (provision) benefit	1.4	(0.5)	0.7	(0.5)

Net income (loss)	(16.5)	0.8	(7.3)	0.6
Net (income) loss attributable to noncontrolling interests	—	0.1	—	0.1

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	(16.5)%	0.9%	(7.3)%	0.7%

Adjusted EBITDA	7.2%	10.4%	8.5%	10.0%

Adjusted EBITDA, as provided herein, represents net income attributable to Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments and goodwill impairment. In 2012, the Company modified the Adjusted EBITDA calculation for accelerated maintenance expense for new international deployments that are not directly recoverable under the related dredging contract and are therefore expensed as incurred. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. As such, the exclusion of these accelerated maintenance expenses from the calculation of Adjusted EBITDA allows users of the financial statements to more easily compare our year-to-year results. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill impairment, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income attributable to Great Lakes Dredge & Dock Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(25,241)	$1,271	$(24,808)	$2,339
Adjusted for:
Accelerated maintenance expenses	—	1,276	—	1,276
Impairment of goodwill	21,474	—	21,474	—
Interest expense—net	5,396	5,383	11,129	10,642
Income tax provision (benefit)	(2,244)	751	(2,348)	1,315
Depreciation and amortization	11,660	8,359	23,735	16,123

Adjusted EBITDA	$11,045	$17,040	$29,182	$31,695

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues (in thousands)	2013	2012	Change	2013	2012	Change
Dredging:
Capital—U.S.	$39,474	$45,184	(12.6)%	$84,982	$72,091	17.9%
Capital—foreign	33,348	20,848	60.0%	71,733	38,873	84.5%
Coastal protection	52,227	40,458	29.1%	109,148	71,641	52.4%
Maintenance	6,639	20,068	(66.9)%	34,403	60,613	(43.2)%
Rivers & lakes	4,799	8,757	(45.2)%	10,180	15,770	(35.4)%

Total dredging revenues	136,487	135,315	0.9%	310,446	258,988	19.9%
Demolition	16,645	27,929	(40.4)%	31,533	60,475	(47.9)%
Intersegment revenue	(269)	(137)	96.4%	(269)	(1,449)	(81.4)%

Total revenues	$152,863	$163,107	(6.3)%	$341,710	$318,014	7.5%

Total revenue for the 2013 second quarter was $152.9 million, down $10.2 million or 6% from $163.1 million during the 2012 second quarter. For the six months ended June 30, 2013 and 2012, total revenue increased to $341.7 million from $318.0 million during such period in 2012, an increase of 7%. For the six months ended June 30, 2013, increases in domestic and foreign capital and coastal protection revenues were offset by decreases in maintenance, rivers & lakes and demolition revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue decreased by $5.7 million, or 13%, to $39.5 million, in the 2013 second quarter compared to the 2012 second quarter. Domestic capital dredging revenue increased $12.9 million, or 18%, in the first six months of 2013 compared to the same period in 2012. Domestic capital dredging revenues in the first half of 2013 continued to be generated by two coastal restoration projects in Louisiana as well as deepening projects in Delaware and New York. These increases were slightly offset by a project in Florida during the first half of 2012 that did not reoccur in 2013.

Foreign dredging revenue increased $12.5 million, or 60%, for the second quarter of 2013 to $33.3 million, and increased $32.9 million to $71.7 million for the six months ended June 30, 2013. Revenue in the first half of 2013 was driven by a significant project in Qatar as well as the mobilization and commencement of dredging activities for the Wheatstone LNG Project in Western Australia and a project in Brazil.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue in the 2013 second quarter increased $11.8 million, or 29%, from the 2012 second quarter. Year-to-date 2013 coastal protection revenue increased $37.5 million, or 52%, compared to the first two quarters of 2012. The increase in revenue during the first half of 2013 is primarily the result of projects in New York and New Jersey, which included some emergency work as well as supplemental work as a result of Superstorm Sandy. Additionally, the Company worked on projects in North Carolina and Florida.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue in the 2013 second quarter decreased by $13.4 million, or 67%, compared to the 2012 second quarter. Maintenance revenue in the first six months of 2013 decreased by $26.2 million, or 43%, compared to the first six months of 2012. The Company performed a greater amount of harbor work in the first two quarters of 2012 that was not repeated in the first two quarters of 2013. In addition, the Company worked on a large maintenance project in Louisiana in the first half of 2012 that did not reoccur in the first half of 2013. The Company worked on projects in Florida, Maryland and Georgia during the first six months of 2013.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the second quarter of 2013 was $4.8 million, a decrease of $4.0 million or 45% compared to the second quarter of 2012. Year-to-date 2013 revenue was $10.2 million compared to $15.8 million, a decrease of 35%, compared to the first six months of 2012. This decrease was attributable to projects in Mississippi and along the Mississippi River that did not reoccur during the 2013 first half. Rivers & lakes continued work on its large municipal lake project in Texas during the first six months of 2013.

The Demolition segment which consists of demolition and remediation services recorded revenues of $16.6 million and $31.5 million for the three and six months ended June 30, 2013, respectively, compared to $27.9 million and $60.5 million for the same period in 2012. The decrease is partially attributable to a higher backlog at year end 2011, compared to 2012, excluding the backlog acquired by the Company on December 31, 2012 in conjunction with the Terra acquisition, which resulted in a greater number of projects for the demolition segment in the 2012 first half. Additionally, the Company has identified certain pending change orders for one demolition project for which previously recognized revenue no longer meets the Company’s policy for revenue recognition. The Company has reversed the recognition of revenue for these pending change orders because of new developments in the second quarter. These developments include the Company filing a lawsuit and lien against the general contractor and recent communications with the general contractor and the site owner. As a result of these reversals, contract revenues were reduced by $5.6 million for the three and six months ended June 30, 2013. The year-to-date decrease was partially offset by $16.2 million of revenue earned from the business acquired from Terra Contracting, LLC which did not become a part of the Company until the first quarter of 2013.

Consolidated gross profit for the 2013 second quarter decreased by 72% to $5.2 million, from $18.7 million in the second quarter of 2012. Gross profit margin (gross profit divided by revenue) for the 2013 second quarter decreased to 3.4% from 11.5% in the 2012 second quarter. Gross profit for the six months ended June 30, 2013 decreased by 20% to $31.0 million from $38.7 million in the same 2012 period, resulting in a decrease in gross profit margin to 9.1% from 12.2%. Gross profit margin for the three and six months ended June 30, 2013 was lower due to dredging mechanical and production delays, lower fixed cost coverage as well as the reversal of demolition revenue noted above and lower demolition margins on fewer projects.

The Company’s general and administrative expenses totaled $18.3 million and $37.5 million for the three and six months ended June 30, 2013. General and administrative expenses totaled $11.5 million and $24.7 million for the three and six months ended June 30, 2012. During the 2013 first half, the Company incurred additional payroll and benefit expenses representing an increase of $1.1 million over the same period in 2012. General and administrative expenses of $4.6 million related to the Terra business acquisition also contributed to the increase as the business did not become part of the Company until the first quarter of 2013. An increase in legal and professional fees of $2.6 million, technical and consulting of $0.9 million and additional bad debt expense of $2.3 million also contributed to the year-to-date 2013 increase compared to the same period in 2012.

In May 2013, the Company concluded its litigation regarding the dredge New York loss of use claim. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision in the approach channel to Port Newark, New Jersey. The Company received $13.3 million which is included in proceeds from loss of use claim in the consolidated statement of operations for the three and six month periods ended June 30, 2013.

The operating loss for the three months ended June 30, 2013 was $21.4 million compared to operating income of $7.3 million in the same period of 2012. The Company had an operating loss of $14.8 million for the six months ended June 30, 2013 compared to operating income of $14.1 million for the six months ended June 30, 2012. The decrease in operating income is due to the goodwill impairment charge recorded at the demolition reporting unit during the 2013 second quarter as well as lower operating margins and higher general administrative expenses, partially offset by the receipt of claim proceeds, as described above.

The Company’s net interest expense totaled $5.4 million and $11.1 million, for the three and six months ended June 30, 2013, respectively, in line with interest expense of $5.4 million and $10.6 million from the same period of 2012.

The income tax expense for the three and six months ended June 30, 2013 was a benefit of $2.2 million and $2.3 million, respectively, compared to $0.8 million and $1.3 million of provision for the same 2012 periods. The increase in income tax benefit was attributable to the losses generated in the 2013 first half. The effective tax rate for the six months ended June 30, 2013 was impacted by the nondeductible pre-tax goodwill impairment charge of $21.5 million. Excluding this item, the effective tax rate for the six months ended June 30, 2013 would be 36.8%, which is substantially consistent with the effective tax rate of 38.1% for the same period of 2012. The Company expects the tax rate for the full year before consideration of nondeductible pretax items to remain near 39%.

Net loss attributable to Great Lakes Dredge & Dock Corporation was $25.2 million and the loss per diluted share was $0.42 for the 2013 second quarter compared to net income attributable to Great Lakes Dredge & Dock Corporation of $1.3 million and earnings per share of $0.02 for the same 2012 period. Net loss attributable to Great Lakes Dredge & Dock Corporation and loss per diluted share for the six months ended June 30, 2013 was $24.8 million and $0.42, respectively, compared to Net income attributable to Great Lakes Dredge & Dock Corporation of $2.3 million and earnings per diluted share of $0.04 for the same 2012 period. The decrease in 2013 is due to lower operating results for the periods described above which includes the noncash goodwill impairment charge incurred in the second quarter of 2013.

Adjusted EBITDA (as defined on page 27) was $11.0 million and $29.2 million for the three and six months ended June 30, 2013, respectively, compared with $17.0 million and $31.7 million in the same 2012 periods. This decrease is the result of lower operating income described above.

Results by segment

Dredging

Dredging revenues for the three and six months ended June 30, 2013 were $136.5 million and $310.4 million, respectively, compared to $135.3 million and $259.0 million for the same periods of 2012. The dredging segment for the three and six months ended June 30, 2013 included increases in coastal protection and domestic and foreign capital revenues. These increases were partially offset by lower maintenance and rivers & lakes revenues. Increases in dredging revenues for the 2013 first half were driven by a significant project in Qatar and two coastal restoration projects in Louisiana as well as the mobilization and commencement of dredging activities in Western Australia and Brazil.

Gross profit margin in the dredging segment was 9.1% and 14.1% for the three and six months ended June 30, 2013 compared to gross profit margin of 16.1% and 14.7% for the three and six months ended June 30, 2012, respectively. Dredging gross profit margin slightly declined due to lower fixed cost coverage of the dredging fleet as well as mechanical and production delays during the first six months of 2013. Although the gross profit margin decreased, the overall gross profit increased on higher revenues.

Dredging segment operating income was $14.6 million and $33.6 million for the three and six months ended June 30, 2013, compared to operating income of $11.7 million and $16.6 million for the three and six months ended June 30, 2012, respectively. The increase in operating income for the six months ended June 30, 2013 is a result of the increase in gross profit and proceeds from the dredge New York loss of use claim, slightly offset by an increase in general and administrative expenses.

Demolition

Demolition revenues for the three and six months ended June 30, 2013 totaled $16.6 million and $31.5 million, respectively, compared to $27.9 million and $60.5 million for the same 2012 periods. Demolition revenues for the 2013 first half were down due to a lower backlog at year end 2012, excluding the backlog acquired by the Company on December 31, 2012 in conjunction with the Terra acquisition, resulting in fewer projects on which to earn revenue in the first six months of 2013 compared to the same period in 2012. Additionally, the Company has identified certain pending change orders for one demolition project for which previously recognized revenue no longer meets the Company’s policy for revenue recognition. The Company has reversed the recognition of revenue for these pending change orders because of new developments in the second quarter. These developments include the Company filing a lawsuit and lien against the general contractor and recent communications with the general contractor and the site owner. As a result of these reversals, contract revenues were reduced by $5.6 million for the three and six months ended June 30, 2013. The year-to-date decrease was partially offset by $16.2 million of revenue earned from the business acquired from Terra Contracting, LLC which did not become a part of the Company until the first quarter of 2013.

The demolition segment had a negative gross profit margin of 43.8% and 40.5% for the three and six months ended June 30, 2013 and a negative gross profit margin of 11.2% and a gross profit margin of 1.6% for the three and six months ended June 30, 2012, respectively. During the first half of 2013, the demolition segment experienced lower revenue and cost overruns on projects.

The demolition segment had an operating loss of $36.0 million and $48.4 million for the three and six months ended June 30, 2013, respectively, compared to an operating loss of $4.4 million and $2.5 million for the same periods of 2012. The foregoing decrease in operating income for the six months ended June 30, 2013 was due to the lower gross margin, the goodwill impairment charge in the 2013 second quarter as well as an increase in general and administrative expenses, specifically additional bad debt expense of $2.3 million and $4.6 million related to the Terra business acquisition as the business did become part of the Company until the first quarter of 2013.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

Backlog (in thousands)	June 30, 2013	December 31, 2012		June 30, 2012
Dredging:
Capital—U.S.	$185,351	$43,177		$104,283
Capital—foreign	163,577	218,953		225,999
Coastal protection	66,398	80,245		34,111
Maintenance	20,950	22,406		10,907
Rivers & lakes	21,975	24,510		23,167

Dredging Backlog	458,251	389,291		398,467
Demolition	92,908	60,148	*	56,786

Total Backlog	$551,159	$449,439		$455,253

*	December 31, 2012 demolition backlog includes backlog acquired by the Company on December 31, 2012 in connection with the Terra acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 57% of the Company’s June 30, 2013 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2013 second quarter totaled $329.2 million, resulting in $558.3 million of work awarded during the first six months of 2013. This represents an increase of $205.1 million from the same period in the prior year. During the quarter the Company was awarded the first phase of the PortMiami project, for $122 million. We currently expect the next two phases, totaling $80 million, to be awarded by January 2014. For the contracts released in the current year, the Company won 76%, or $231.9 million, of the domestic capital projects, 63%, or $80.7 million, of the coastal protection projects awarded through June 30, 2013, as well as 24%, or $29.2 million, of the maintenance projects and 57%, or $4.6 million, of the rivers & lakes projects awarded year-to-date through June 30, 2013. The Company won 62% of the overall domestic bid market through June 30, 2013, which is above the Company’s prior three year average of 37%, driven by the PortMiami projects and the high coastal protection win rate. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $458.3 million at June 30, 2013 compared to $389.3 million as of December 31, 2012. These amounts do not reflect approximately $143.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2013. At December 31, 2012 the amount of domestic low bids and options pending award was $82.1 million.

Domestic capital dredging backlog at June 30, 2013 was $142.2 million greater than at December 31, 2012 due to the award of the PortMiami project noted above. Dredging on this project is expected to begin in the fourth quarter of 2013. The Company also continues to work on a deepening project in New York and two costal restoration projects in Louisiana. The Company expects two projects on the Delaware River to be let for bid in the next six months.

Coastal protection dredging backlog at June 30, 2013 was $13.8 million lower than at December 31, 2012 as the Company finished several beach projects in Florida, North Carolina and New Jersey. The Company began work renourishing beaches in Delaware and Florida as well as New Jersey which is the result of Superstorm Sandy which impacted the East Coast in October 2012. The government has appropriated $50.5 billion, including nearly $4.0 billion for Corps projects to assist the needed relief for the region. The Corps is expected to let for bid projects for East Coast markets from this funding throughout 2013.

Maintenance dredging backlog was $1.5 million lower at June 30, 2013 than at December 31, 2012. The Company completed work on six projects along the East Coast in the 2013 first half. Additionally, the Company won four maintenance projects in the quarter, two in the Gulf, one in South Carolina and one in Georgia. The maintenance bid market during the 2013 first half is down from the same period in the prior year due to dredges being made available for coastal protection projects as a result of Superstorm Sandy.

Rivers & lakes backlog is $2.5 million lower at June 30, 2013 than at December 31, 2012. Rivers & lakes continued to earn on projects in its backlog, including work on a lake in Texas and the Mississippi River and its tributaries performing maintenance dredging and levee repair projects. The Corps awarded the Company an option to the work it is performing on the Mississippi River during the 2013 first half.

Foreign capital dredging backlog decreased to $163.6 million at June 30, 2013 from $219.0 million at December 31, 2012, due primarily to the conclusion of work on our large land reclamation project in Bahrain that the Company has worked on since 2006. In addition, recognition of revenue on Wheatstone, a project in Brazil and other Middle East projects decreased backlog. We are currently in final negotiations for a project in the Middle East valued at over $100 million. Once finalized and awarded, we anticipate this project will increase utilization of the fleet in the Middle East for the next 18-24 months. The Company also sees additional opportunities in the Middle East, Southeast Asia and South America that it continues to pursue.

Demolition services backlog was $32.8 million higher at June 30, 2013 from December 31, 2012. The increase was primarily driven by an award to Terra Contracting and our Rivers & lakes group for project in the Midwest valued at approximately $30 million that will combine Terra Contracting’s services and Rivers & lakes’ dredging abilities.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash used in operating activities for the six months ended June 30, 2013 and 2012 totaled $18.9 million, and $14.8 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first six months of 2013, net cash used in operating activities was primarily the result of lower net income and changes in accounts receivable and other operating assets between periods. At June 30, 2012 the Company’s working capital balances were above historical levels for accounts receivable, work in progress in foreign projects, and investments in pipe inventory to support dredging operations for projects in the Gulf of Mexico.

The Company’s net cash flows used in investing activities for the first six months of 2013 and 2012 totaled $14.1 million and $22.6 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. In May 2013, the Company drew upon a vendor performance obligation related to a vessel construction contract and received $13.6 million. During the six months ended June 30, 2013, the Company spent $12.9 million on construction in progress for a vessel being built to our specifications that we intend to have funded through an operating lease upon delivery.

The Company’s net cash flows provided by (used in) financing activities for the six months ended June 30, 2013 and 2012 totaled $30.2 million and $(5.1) million, respectively. Increases were primarily due to net borrowings on the Company’s revolver during the 2013 first half of $41.0 million. The Company also paid $10.5 million on a promissory note related to the Terra acquisition.

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

The credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. The Credit Agreement requires the Company to maintain a net leverage ratio less than or equal to 4.50 to 1.00 as of the end of each fiscal quarter and a minimum fixed charge coverage ratio of 1.25 to 1.00. At December 31, 2012, the Company’s fixed charge coverage ratio was 1.12x, resulting in an event of default under the Credit Agreement.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of June 30, 2013, the Company had $41.0 million of borrowings on the revolver and $74.2 million of letters of credit outstanding, resulting in $59.8 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At June 30, 2013, the Company was in compliance with its various covenants under its Credit Agreement.

The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior notes are unsecured. The Company’s material agreements related to long term debt contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants. The Company is in compliance with its various covenants under the respective agreements as of June 30, 2013.

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Brazilian Real and Australian Dollar, is reflected in the cumulative translation adjustment, net within accumulated other comprehensive loss. Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

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

The market risk of the Company’s financial instruments as of June 30, 2013 has not materially changed since December 31, 2012. The market risk profile of the Company on December 31, 2012 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Other than described below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2013 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6.	Exhibits

10.1	Amendment No. 3 to Credit Agreement, dated as of July 3, 2013, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (1)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 10, 2013 (Commission file no. 001-33225).
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation (registrant)

By:	/s/ WILLIAM S. STECKEL
William S. Steckel
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 9, 2013

EXHIBIT INDEX

Number	Document Description

10.1	Amendment No. 3 to Credit Agreement, dated as of July 3, 2013, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (1)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 10, 2013 (Commission file no. 001-33225).
*	Filed herewith.