Form 10-Q
period 2013-09-30
Great Lakes Dredge & Dock CORP
filed 2013-11-05
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 59,625,043 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2013

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,322	$24,440
Accounts receivable—net	143,437	149,142
Contract revenues in excess of billings	83,759	69,574
Inventories	32,321	28,726
Prepaid expenses and other current assets	56,867	41,808

Total current assets	357,706	313,690
PROPERTY AND EQUIPMENT—Net	358,350	346,540
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	81,684	104,031
INVENTORIES—Noncurrent	37,812	37,392
INVESTMENTS IN JOINT VENTURES	7,518	7,047
OTHER	13,353	17,695

TOTAL	$856,423	$826,395

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$128,330	$123,082
Accrued expenses	44,146	38,490
Billings in excess of contract revenues	4,341	11,280
Current portion of long term debt	2,509	13,098

Total current liabilities	179,326	185,950
7 3/8% SENIOR NOTES	250,000	250,000
REVOLVING CREDIT FACILITY	45,000	—
DEFERRED INCOME TAXES	106,481	106,767
OTHER	23,097	10,253

Total liabilities	603,904	552,970

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 59,625 and 59,359 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	6	6
Additional paid-in capital	274,279	271,418
Retained earnings (accumulated deficit)	(20,769)	2,591
Accumulated other comprehensive loss	(633)	(380)

Total Great Lakes Dredge & Dock Corporation equity	252,883	273,635
NONCONTROLLING INTERESTS	(364)	(210)

Total equity	252,519	273,425

TOTAL	$856,423	$826,395

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Contract revenues	$198,826	$162,484	$540,536	$480,498
Costs of contract revenues	176,510	154,664	487,256	433,950

Gross profit	22,316	7,820	53,280	46,548
General and administrative expenses	19,219	11,667	56,717	36,390
Proceeds from loss of use claim	—	—	(13,272)	—
Impairment of goodwill	—	—	21,474	—
Gain on sale of assets—net	(3,146)	(108)	(3,086)	(232)

Operating income (loss)	6,243	(3,739)	(8,553)	10,390
Interest expense—net	(5,542)	(5,105)	(16,671)	(15,747)
Equity in earnings of joint ventures	1,427	177	452	153
Loss on foreign currency transactions—net	(178)	(40)	(403)	(55)

Income (loss) before income taxes	1,950	(8,707)	(25,175)	(5,259)
Income tax (provision) benefit	(684)	3,351	1,664	2,036

Net income (loss)	1,266	(5,356)	(23,511)	(3,223)
Net loss attributable to noncontrolling interests	182	20	151	226

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$1,448	$(5,336)	$(23,360)	$(2,997)

Basic earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$0.02	$(0.09)	$(0.39)	$(0.05)
Basic weighted average shares	59,526	59,253	59,444	59,154
Diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$0.02	$(0.09)	$(0.39)	$(0.05)
Diluted weighted average shares	60,082	59,253	59,444	59,154
Dividends declared per share	$—	$0.02	$—	$0.06

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$1,266	$(5,356)	$(23,511)	$(3,223)
Currency translation adjustment—net of tax (1)	(51)	—	(131)	(4)
Net unrealized (gain) loss on derivatives—net of tax (2)	(88)	742	(122)	(546)

Other comprehensive income (loss)—net of tax	(139)	742	(253)	(550)

Comprehensive income (loss)	1,127	(4,614)	(23,764)	(3,773)
Comprehensive loss attributable to noncontrolling interests	182	20	151	226

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$1,309	$(4,594)	$(23,613)	$(3,547)

(1)	Net of income tax expense of $34 and $0 for the three months ended September 30, 2013 and 2012, respectively, and $85 and $3 for nine months ended September 30, 2013 and 2012, respectively.
(2)	Net of income tax (expense) benefit of $(58) and $493 for the three months ended September 30, 2013 and 2012, respectively, and $(81) and $ (363) for the nine months ended September 30, 2013 and 2012, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
				Retained	Accumulated
	Shares of		Additional	Earnings	Other
	Common	Common	Paid-In	(Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit)	Loss	Interests	Total
BALANCE—January 1, 2013	59,359	$6	$271,418	$2,591	$(380)	$(210)	$273,425
Share-based compensation	75	—	2,452	—	—	—	2,452
Vesting of restricted stock units, including impact of shares withheld for taxes	69	—	(305)	—	—	—	(305)
Exercise of options and purchases from employee stock plans	122	—	581	—	—	—	581
Excess income tax benefit from share-based compensation	—	—	133	—	—	—	133
Distributions paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	(23,360)	—	(151)	(23,511)
Other comprehensive loss—net of tax	—	—	—	—	(253)	—	(253)

BALANCE—September 30, 2013	59,625	$6	$274,279	$(20,769)	$(633)	$(364)	$252,519

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Total
BALANCE—January 1, 2012	58,999	$6	$267,918	$24,042	$3	$568	$292,537
Share-based compensation	145	—	2,389	—	—	—	2,389
Vesting of restricted stock units, including impact of shares withheld for taxes	82	—	(212)	—	—	—	(212)
Exercise of stock options	48	—	200	—	—	—	200
Excess income tax benefit from share-based compensation	—	—	139	—	—	—	139
Dividends declared and paid	—	—	—	(3,726)	—	—	(3,726)
Dividend equivalents paid on restricted stock units	—	—	—	(39)	—	—	(39)
Distributions paid to noncontrolling interests	—	—	—	—	—	(133)	(133)
Net loss	—	—	—	(2,997)	—	(226)	(3,223)
Other comprehensive loss—net of tax	—	—	—	—	(550)	—	(550)

BALANCE—September 30, 2012	59,274	$6	$270,434	$17,280	$(547)	$209	$287,382

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(23,511)	$(3,223)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	35,707	26,637
Equity in earnings of joint ventures	(452)	(153)
Deferred income taxes	(1,742)	1,386
Gain on dispositions of property and equipment	(3,086)	(232)
Impairment of goodwill	21,474	—
Gain on adjustment of contingent earnout	—	(240)
Amortization of deferred financing fees	865	957
Unrealized foreign currency loss	99	207
Share-based compensation expense	2,452	2,389
Excess income tax benefit from share-based compensation	(133)	(139)
Changes in assets and liabilities:
Accounts receivable	10,162	(9,375)
Contract revenues in excess of billings	(14,063)	(32,245)
Inventories	(4,015)	(10,616)
Prepaid expenses and other current assets	(11,523)	(17,044)
Accounts payable and accrued expenses	(672)	(1,733)
Billings in excess of contract revenues	(6,939)	7,189
Other noncurrent assets and liabilities	(1,889)	(2,177)

Net cash flows provided by (used in) operating activities	2,734	(38,412)
INVESTING ACTIVITIES:
Purchases of property and equipment	(38,255)	(30,813)
Proceeds from dispositions of property and equipment	4,332	563
Proceeds from vendor performance obligations	13,600	—

Net cash flows used in investing activities	(20,323)	(30,250)
FINANCING ACTIVITIES:
Deferred financing fees	—	(2,039)
Distributions paid to minority interests	(3)	(133)
Repayments of long term note payable	(10,547)	—
Dividends paid	—	(3,726)
Dividend equivalents paid on restricted stock units	—	(39)
Taxes paid on settlement of vested share awards	(305)	(212)
Repayments of equipment debt	(42)	(502)
Exercise of options and purchases from employee stock plans	581	200
Excess income tax benefit from share-based compensation	133	139
Borrowings under revolving loans	194,500	—
Repayments of revolving loans	(149,500)	—

Net cash flows provided by (used in) financing activities	34,817	(6,312)

Effect of foreign currency exchange rates on cash and cash equivalents	(346)	10

Net increase (decrease) in cash and cash equivalents	16,882	(74,964)
Cash and cash equivalents at beginning of period	24,440	113,288

Cash and cash equivalents at end of period	$41,322	$38,324

Supplemental Cash Flow Information
Cash paid for interest	$19,525	$19,051

Cash paid (refunded) for income taxes	$431	$(4,840)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$12,432	$7,693

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2013, and its results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012 have been included.

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

The Company operates in four operating segments that, through aggregation, comprise two reportable segments: dredging and demolition. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units. Due to a decline in the overall financial performance and declining cash flows in the demolition reporting unit, the Company concluded there was a triggering event that required an interim impairment test for the reporting unit in the second quarter of 2013. The Company recorded a goodwill impairment charge of $21,474 at the demolition reporting unit. This impairment of goodwill is discussed in Note 4. The Company performed its most recent annual test of impairment as of July 1, 2013 for the remaining goodwill with no indication of goodwill impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2014.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the nine months ended September 30, 2013, the dilutive effect of 556 thousand shares of stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during this period. For the three and nine months ended September 30, 2012, the dilutive effect of 462 thousand and 413 thousand shares of stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding, respectively, as the Company incurred a loss during these periods. The impact of these shares would have been antidilutive. For the three months ended September 30, 2013, zero options to purchase shares of common stock were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders of Great Lakes Dredge & Dock Corporation	$1,448	$(5,336)	$(23,360)	$(2,997)
Weighted-average common shares outstanding — basic	59,526	59,253	59,444	59,154
Effect of stock options and restricted stock units	556	—	—	—

Weighted-average common shares outstanding — diluted	60,082	59,253	59,444	59,154

Earnings (loss) per share — basic	$0.02	$(0.09)	$(0.39)	$(0.05)
Earnings (loss) per share — diluted	$0.02	$(0.09)	$(0.39)	$(0.05)

3. Accounts receivable and contracts in progress

Accounts receivable at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Completed contracts	$38,919	$43,898
Contracts in progress	87,335	91,459
Retainage	24,803	24,419

	151,057	159,776
Allowance for doubtful accounts	(3,470)	(2,050)

Total accounts receivable—net	$147,587	$157,726

Current portion of accounts receivable—net	$143,437	$149,142
Long-term accounts receivable and retainage	4,150	8,584

Total accounts receivable—net	$147,587	$157,726

The components of contracts in progress at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$652,752	$458,750
Amounts billed	(570,411)	(392,860)

Costs and earnings in excess of billings for contracts in progress	82,341	65,890
Costs and earnings in excess of billings for completed contracts	1,418	3,684

Total contract revenues in excess of billings	$83,759	$69,574

Billings in excess of costs and earnings:
Amounts billed	$(171,908)	$(338,741)
Costs and earnings for contracts in progress	167,567	327,461

Total billings in excess of contract revenues	$(4,341)	$(11,280)

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

Management determined that the demolition reporting unit’s implied fair value of goodwill was below the carrying value as of June 30, 2013. As a result, the Company recorded an impairment charge of $21,474 in the second quarter of 2013.

The Company finalized its step two evaluation in the third quarter ended September 30, 2013 and determined there was no change to the amount of the impairment charge recorded for the nine months ended September 30, 2013.

The change in the carrying value of goodwill for the nine months ended September 30, 2013 is as follows:

	Dredging Segment	Demolition Segment	Total
Balance — December 31, 2012	$76,575	$24,224	$100,799
Impairment of goodwill	—	(21,474)	(21,474)

Balance — September 30, 2013	$76,575	$2,750	$79,325

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At September 30, 2013 and December 31, 2012, the Company held certain derivative contracts that it uses to manage foreign currency risk and commodity price risk. The Company does not hold or issue derivatives for speculative or trading purposes. In addition, other nonfinancial assets and liabilities are measured at fair value in the financial statements on a nonrecurring basis. The fair values of these financial instruments and nonfinancial assets and liabilities measured at the reporting date are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$381	$—	$381	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$178	$—	$178	$—

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At September 30, 2013, the Company had one outstanding contract related to the Australian Dollar. This foreign exchange contract is not accounted for as a hedge.

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

As of September 30, 2013, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through July 2014. As of September 30, 2013, there were 4.2 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through July 2014. Under these swap agreements, the Company will pay fixed prices ranging from $2.88 to $3.26 per gallon.

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

At September 30, 2013, the fair value liability of the fuel hedge contracts was estimated to be $381 and is recorded in accrued expenses. At December 31, 2012 the fair value liability of the fuel hedge contracts was estimated to be $178 and is recorded in accrued expenses. The loss reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2013 was $237. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2013 will be reclassified into earnings over the next ten months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the fuel hedge contracts outstanding as of September 30, 2013 and December 31, 2012 is as follows:

		Fair Value at
		September 30,	December 31,
	Balance Sheet Location	2013	2012
Liability derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Accrued expenses	$381	$178

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

The Company estimated the fair value for our goodwill impairment test by using both a market-based approach and an income-based approach. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses based upon historical operating data, appropriate discount rates and other variables. The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. The Company analyzed companies that performed similar services or are considered peers.

The Company recorded a goodwill impairment charge of $21,474 at the demolition reporting unit. The fair value of goodwill was determined using quantitative models that contained significant unobservable inputs. See Note 4.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2013
Goodwill
Balance at January 1,	$100,799
Impairment of goodwill	(21,474)

Balance at September 30,	$79,325

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cumulative translation adjustments—net of tax	$(51)	$—	$(131)	$(4)
Derivatives:
Reclassification of derivative losses (gains) to earnings—net of tax	(53)	(85)	237	(348)
Change in fair value of derivatives—net of tax	(35)	827	(359)	(198)

Net unrealized (gain) loss on derivatives—net of tax	(88)	742	(122)	(546)

Total other comprehensive income (loss)	$(139)	$742	$(253)	$(550)

Adjustments reclassified from accumulated balances of other comprehensive income to earnings are as follows:

		Three months ended September 30,		Nine months ended September 30,
	Statement of Operations Location	2013	2012	2013	2012
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(88)	$(141)	$395	$(579)
	Income tax (provision) benefit	(35)	(56)	158	(231)

		$(53)	$(85)	$237	$(348)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at September 30, 2013. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $248,125 at September 30, 2013, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

6. Accrued expenses

Accrued expenses at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Construction liabilities	$13,577	$6,426
Payroll and employee benefits	10,841	9,906
Insurance	9,148	9,070
Interest	3,656	7,837
Income and other taxes	2,259	1,699
Percentage of completion adjustment	1,694	1,552
Other	2,971	2,000

Total accrued expenses	$44,146	$38,490

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of September 30, 2013, the Company had $45,000 of borrowings on the revolver and $71,391 of letters of credit outstanding, resulting in $58,609 of availability under the Credit Agreement. At September 30, 2013, the Company was in compliance with its various covenants under its Credit Agreement.

The Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of September 30, 2013, Great Lakes had no letters of credit outstanding under this facility. At September 30, 2013, the Company also had $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

8. Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In May 2013, the Company granted 369 thousand options to purchase shares of common stock and 217 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $1,000 and $2,452, respectively, for the three and nine months ended September 30, 2013 and $675 and $2,389, respectively, for the three and nine months ended September 30, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Dredging
Contract revenues	$155,469	$138,811	$465,915	$397,799
Operating income	13,129	1,765	46,698	18,361
Demolition
Contract revenues	$47,078	$23,673	$78,611	$84,148
Operating loss	(6,886)	(5,504)	(55,251)	(7,971)
Intersegment revenues	$(3,721)	$—	(3,990)	(1,449)
Total
Contract revenues	$198,826	$162,484	$540,536	$480,498
Operating income (loss)	6,243	(3,739)	(8,553)	10,390

Foreign dredging revenue of $32,651 and $104,384 for the three and nine months ended September 30, 2013 and $36,329 and $75,202 for the three and nine months ended September 30, 2012, respectively, was primarily attributable to work done in the Middle East and Brazil as well as for the Wheatstone LNG project in Western Australia.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

During the second quarter of 2013, the Company identified certain pending change orders for one demolition project where previously recognized revenue no longer met the Company’s policy for revenue recognition. The Company reversed the recognition of revenue for these pending change orders because of new developments in the second quarter. As a result of these reversals, contract revenues were reduced by $5,568 for the quarter ended June 30, 2013.

10. Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. In September 2011, the Company entered into a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2013, the Company had outstanding performance bonds valued at approximately $794,344; however, the revenue value remaining in backlog related to these projects totaled approximately $371,672.

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

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. These three actions were consolidated and recaptioned In re Great Lakes Dredge & Dock Corporation, Case No. 1:13-cv-02115, on June 10, 2013. The plaintiffs filed an amended class action complaint on August 9, 2013, which the defendants moved to dismiss on October 8, 2013. The Company denies liability and intends to vigorously defend this action.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013 and was voluntarily dismissed on June 10, 2013. A third, similar lawsuit captioned St. Lucie County Fire District Firefighters Pension Trust Fund v. Leight et al., Case No. 13 CH 15483, was filed in Cook County Circuit Court in Illinois on July 8, 2013, and has since been transferred to DuPage County Circuit Court and consolidated with the Hammoud action. The Hammoud/St. Lucie plaintiffs have leave to file a consolidated amended complaint on December 9, 2013, but the action is otherwise stayed until there is a ruling on the motion to dismiss the securities class action. A fourth, similar lawsuit (that additionally named one current and one former executive as defendants) captioned Griffin v. Berger et al., Case No. 1:13-cv-04907, was filed in the Northern District of Illinois on July 9, 2013. The Griffin action is also stayed pending a ruling on the motion to dismiss the securities class action.

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

11. Subsidiary guarantors

The Company’s long-term debt at September 30, 2013 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of September 30, 2013 and December 31, 2012;

(ii)	statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012; and

(iii)	statements of cash flows for the nine months ended September 30, 2013 and 2012.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,087	$3,235	$—	$—	$41,322
Accounts receivable — net	140,176	3,261	—	—	143,437
Receivables from affiliates	105,859	9,840	9,624	(125,323)	—
Contract revenues in excess of billings	80,154	3,956	—	(351)	83,759
Inventories	32,321	—	—	—	32,321
Prepaid expenses and other current assets	39,412	370	17,085	—	56,867

Total current assets	436,009	20,662	26,709	(125,674)	357,706
PROPERTY AND EQUIPMENT—Net	358,328	22	—	—	358,350
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	81,621	63	—	—	81,684
INVENTORIES — Noncurrent	37,812	—	—	—	37,812
INVESTMENTS IN JOINT VENTURES	7,518	—	—	—	7,518
INVESTMENTS IN SUBSIDIARIES	2,762	—	641,597	(644,359)	—
OTHER	7,866	3	5,484	—	13,353

TOTAL	$931,916	$20,750	$673,790	$(770,033)	$856,423

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$126,115	$1,802	$413	$—	$128,330
Payables to affiliates	94,009	16,622	14,574	(125,205)	—
Accrued expenses	39,385	870	3,891	—	44,146
Billings in excess of contract revenues	4,252	558	—	(469)	4,341
Current portion of long term debt	2,509	—	—	—	2,509

Total current liabilities	266,270	19,852	18,878	(125,674)	179,326
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	45,000	—	45,000
DEFERRED INCOME TAXES	(364)	—	106,845	—	106,481
OTHER	22,549	—	548	—	23,097

Total liabilities	288,455	19,852	421,271	(125,674)	603,904
Total Great Lakes Dredge & Dock Corporation Equity	643,461	898	252,883	(644,359)	252,883
NONCONTROLLING INTERESTS	—	—	(364)	—	(364)

TOTAL EQUITY	643,461	898	252,519	(644,359)	252,519

TOTAL	$931,916	$20,750	$673,790	$(770,033)	$856,423

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$195,080	$11,516	$—	$(7,770)	$198,826
Costs of contract revenues	(171,043)	(13,237)	—	7,770	(176,510)

Gross profit	24,037	(1,721)	—	—	22,316
OPERATING EXPENSES:
General and administrative expenses	19,030	189	—	—	19,219
Proceeds from loss of use claim	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—
Gain on sale of assets—net	(3,146)	—	—	—	(3,146)

Operating income (loss)	8,153	(1,910)	—	—	6,243
Interest expense—net	(65)	(71)	(5,406)	—	(5,542)
Equity in earnings of subsidiaries	106	—	7,401	(7,507)	—
Equity in earnings of joint ventures	1,427	—	—	—	1,427
Gain (loss) on foreign currency transactions, net	(187)	9	—	—	(178)

Income (loss) before income taxes	9,434	(1,972)	1,995	(7,507)	1,950
Income tax (provision) benefit	45	—	(729)	—	(684)

Net income (loss)	9,479	(1,972)	1,266	(7,507)	1,266
Net loss attributable to noncontrolling interests	—	—	182	—	182

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$9,479	$(1,972)	$1,448	$(7,507)	$1,448

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$9,391	$(2,023)	$1,309	$(7,368)	$1,309

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$161,720	$2,300	$—	$(1,536)	$162,484
Costs of contract revenues	(153,932)	(2,268)	—	1,536	(154,664)

Gross profit	7,788	32	—	—	7,820
OPERATING EXPENSES:
General and administrative expenses	10,901	192	574	—	11,667
Gain on sale of assets—net	(192)	—	84	—	(108)

Operating income (loss)	(2,921)	(160)	(658)	—	(3,739)
Interest expense—net	(96)	(36)	(4,973)	—	(5,105)
Equity in earnings (loss) of subsidiaries	(37)	—	28	9	—
Equity in loss of joint ventures	177	—	—	—	177
Loss on foreign currency transactions, net	(40)	—	—	—	(40)

Income (loss) before income taxes	(2,917)	(196)	(5,603)	9	(8,707)
Income tax (provision) benefit	3,104	—	247	—	3,351

Net income (loss)	187	(196)	(5,356)	9	(5,356)
Net income attributable to noncontrolling interests	—	—	20	—	20

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$187	$(196)	$(5,336)	$9	$(5,336)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$929	$(196)	$(4,594)	$(733)	$(4,594)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$527,647	$25,442	$—	$(12,553)	$540,536
Costs of contract revenues	(472,534)	(27,275)	—	12,553	(487,256)

Gross profit	55,113	(1,833)	—	—	53,280
OPERATING EXPENSES:
General and administrative expenses	56,150	567	—	—	56,717
Proceeds from loss of use claim	(13,272)	—	—	—	(13,272)
Impairment of goodwill	21,224	250	—	—	21,474
Gain on sale of assets—net	(3,086)	—	—	—	(3,086)

Operating loss	(5,903)	(2,650)	—	—	(8,553)
Interest expense—net	(214)	(160)	(16,297)	—	(16,671)
Equity in earnings of subsidiaries	41	—	1,159	(1,200)	—
Equity in earnings of joint ventures	452	—	—	—	452
Loss on foreign currency transactions—net	(55)	(348)	—	—	(403)

Loss before income taxes	(5,679)	(3,158)	(15,138)	(1,200)	(25,175)
Income tax (provision) benefit	10,035	2	(8,373)	—	1,664

Net income (loss)	4,356	(3,156)	(23,511)	(1,200)	(23,511)
Net loss attributable to noncontrolling interests	—	—	151	—	151

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$4,356	$(3,156)	$(23,360)	$(1,200)	$(23,360)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$4,234	$(3,287)	$(23,613)	$(947)	$(23,613)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$480,206	$6,350	$—	$(6,058)	$480,498
Costs of contract revenues	(433,172)	(6,836)	—	6,058	(433,950)

Gross profit	47,034	(486)	—	—	46,548
OPERATING EXPENSES:
General and administrative expenses	34,149	540	1,701	—	36,390
(Gain) loss on sale of assets—net	(327)	—	95	—	(232)

Operating income (loss)	13,212	(1,026)	(1,796)	—	10,390
Interest expense—net	(634)	(87)	(15,026)	—	(15,747)
Equity in earnings (loss) of subsidiaries	(639)	—	15,062	(14,423)	—
Equity in loss of joint ventures	153	—	—	—	153
Loss on foreign currency transactions—net	(55)	—	—	—	(55)

Income (loss) before income taxes	12,037	(1,113)	(1,760)	(14,423)	(5,259)
Income tax (provision) benefit	3,499	—	(1,463)	—	2,036

Net income (loss)	15,536	(1,113)	(3,223)	(14,423)	(3,223)
Net loss attributable to noncontrolling interests	—	—	226	—	226

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$15,536	$(1,113)	$(2,997)	$(14,423)	$(2,997)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$14,990	$(1,117)	$(3,547)	$(13,873)	$(3,547)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$39,489	$(7,213)	$(29,542)	$—	$2,734
INVESTING ACTIVITIES:
Purchases of property and equipment	(38,255)	—	—	—	(38,255)
Proceeds from dispositions of property and equipment	4,332	—	—	—	4,332
Proceeds from vendor performance obligations	13,600	—	—	—	13,600

Net cash flows used in investing activities	(20,323)	—	—	—	(20,323)
FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(10,547)	—	(10,547)
Distributions paid to minority interests	—	—	(3)	—	(3)
Taxes paid on settlement of vested share awards	—	—	(305)	—	(305)
Net change in accounts with affiliates	(5,309)	9,700	(4,391)	—	—
Capital contributions	—	926	(926)	—	—
Repayments of equipment debt	(42)	—	—	—	(42)
Exercise of options and purchases from employee stock plans	—	—	581	—	581
Excess income tax benefit from share-based compensation	—	—	133	—	133
Borrowings under revolving loans	—	—	194,500	—	194,500
Repayments of revolving loans	—	—	(149,500)	—	(149,500)

Net cash flows provided by (used in) financing activities	(5,351)	10,626	29,542	—	34,817

Effect of foreign currency exchange rates on cash and cash equivalents	—	(346)	—	—	(346)

Net increase in cash and cash equivalents	13,815	3,067	—	—	16,882
Cash and cash equivalents at beginning of period	24,272	168	—	—	24,440

Cash and cash equivalents at end of period	$38,087	$3,235	$—	$—	$41,322

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 22% of its dredging revenues for the first nine months of 2013, above the Company’s prior three year average of 16%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which is responsible for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2013, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, and third parties operating under contracts with federal agencies, were approximately 48% of dredging revenues, compared to the Company’s prior three year average of 62%.

The Company’s demolition subsidiaries, collectively, are a U.S. provider of commercial and industrial demolition and remediation services such as exterior and interior demolition for site preparation as well as environmental remediation. Historically, the majority of the work was performed in the New England area. Through increased collaboration with Great Lakes’ other lines of business, the demolition operations are pursuing opportunities outside of the New England area and into the marine demolition markets, specifically bridge demolition across the eastern part of the U.S. Through an acquisition in 2012, the segment’s scope of work has expanded into the Midwest U.S. market. In the first nine months of 2013, demolition revenues accounted for 15% of total revenues, compared to the prior three year average of 14%.

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

Results of Operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(88.8)	(95.2)	(90.1)	(90.3)

Gross profit	11.2	4.8	9.9	9.7
General and administrative expenses	9.7	7.2	10.5	7.6
Proceeds from loss of use claim	—	—	(2.5)	—
Impairment of goodwill	—	—	4.0	—
Gain on sale of assets—net	(1.6)	(0.1)	(0.6)	—

Operating income (loss)	3.1	(2.3)	(1.5)	2.1
Interest expense—net	(2.8)	(3.1)	(3.1)	(3.3)
Equity in earnings of joint ventures	0.7	0.1	0.1	—
Loss on foreign currency transactions—net	(0.1)	—	(0.1)	—

Income (loss) before income taxes	1.0	(5.3)	(4.6)	(1.2)
Income tax (provision) benefit	(0.4)	2.1	0.3	0.4

Net income (loss)	0.6	(3.2)	(4.3)	(0.8)
Net loss attributable to noncontrolling interests	0.1	—	—	—

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	0.7%	(3.2)%	(4.3)%	(0.8)%

Adjusted EBITDA	9.9%	4.8%	9.0%	8.2%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$1,448	$(5,336)	$(23,360)	$(2,997)
Adjusted for:
Accelerated maintenance expenses	—	922	—	2,198
Impairment of goodwill	—	—	21,474	—
Interest expense—net	5,542	5,105	16,671	15,747
Income tax provision (benefit)	684	(3,351)	(1,664)	(2,036)
Depreciation and amortization	11,972	10,514	35,707	26,637

Adjusted EBITDA	$19,646	$7,854	$48,828	$39,549

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2013	2012	Change	2013	2012	Change
Dredging:
Capital—U.S.	$43,045	$45,456	(5.3)%	$128,027	$117,547	8.9%
Capital—foreign	32,651	36,329	(10.1)%	104,384	75,202	38.8%
Coastal protection	54,398	20,935	159.8%	163,546	92,576	76.7%
Maintenance	12,687	26,060	(51.3)%	47,090	86,673	(45.7)%
Rivers & lakes	12,688	10,031	26.5%	22,868	25,801	(11.4)%

Total dredging revenues	155,469	138,811	12.0%	465,915	397,799	17.1%
Demolition	47,078	23,673	98.9%	78,611	84,148	(6.6)%
Intersegment revenue	(3,721)	—	100.0%	(3,990)	(1,449)	175.4%

Total revenues	$198,826	$162,484	22.4%	$540,536	$480,498	12.5%

Total revenue for the 2013 third quarter was $198.8 million, up $36.3 million or 22% from $162.5 million during the 2012 third quarter. For the nine months ended September 30, 2013 and 2012, total revenue increased to $540.5 million from $480.5 million during such period in 2012, an increase of 12%. For the nine months ended September 30, 2013, increases in domestic and foreign capital and coastal protection revenues were offset by decreases in maintenance, rivers & lakes and demolition revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue decreased by $2.4 million, or 5%, to $43.0 million, in the 2013 third quarter compared to the 2012 third quarter. Domestic capital dredging revenue increased $10.5 million, or 9%, in the first nine months of 2013 compared to the same period in 2012. Domestic capital dredging revenues in the nine months ended September 30, 2013 continued to be generated by two coastal restoration projects in Louisiana as well as deepening projects in Delaware and New York. The preliminary stages of the PortMiami deepening project also contributed to the increase in revenue for the first nine months of 2013. These increases were slightly offset by a project in Florida during nine months ended September 30, 2012 that did not reoccur in 2013.

Foreign dredging revenue decreased $3.7 million, or 10%, for the third quarter of 2013 to $32.7 million, and increased $29.2 million to $104.4 million for the nine months ended September 30, 2013. Revenue in the first nine months of 2013 was driven by a significant project in Qatar as well as the mobilization and commencement of dredging activities for the Wheatstone LNG Project in Western Australia and a project in Brazil.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue in the 2013 third quarter increased $33.5 million, or 160%, from the 2012 third quarter. Year-to-date 2013 coastal protection revenue increased $71.0 million, or 77%, compared to the first three quarters of 2012. The significant increase in revenue during the nine months ended September 30, 2013 is primarily the result of projects in New York and New Jersey, which included emergency work as well as supplemental work as a result of Superstorm Sandy. Additionally, the Company worked on projects in North Carolina, Delaware and Florida. These increases were slightly offset by a project in Virginia that did reoccur in 2013.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue in the 2013 third quarter decreased by $13.4 million, or 51%, compared to the 2012 third quarter. Maintenance revenue in the first nine months of 2013 decreased by $39.6 million, or 46%, compared to the first nine months of 2012. The Company performed a greater amount of harbor work in the first three quarters of 2012 that was not repeated in the first three quarters of 2013. In addition, the Company worked on several large maintenance projects in Louisiana in the nine months ended September 30, 2012 that did not reoccur in 2013. The Company worked on projects in Florida, Maryland, Georgia and Tennessee during the first three quarters of 2013.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the third quarter of 2013 was $12.7 million, an increase of $2.7 million or 26% compared to the third quarter of 2012. Year-to-date 2013 revenue was $22.9 million compared to $25.8 million, a decrease of 11%, compared to the first nine months of 2012. This decrease was attributable to projects in Mississippi and along the Mississippi River that did not reoccur during the first three quarters of 2013. During the nine months ended September 30, 2013, Rivers & lakes teamed with Terra on a remediation project in the Midwest and continued work on its large municipal lake project in Texas.

The Demolition segment, which consists of demolition and remediation services, recorded revenues of $47.1 million and $78.6 million for the three and nine months ended September 30, 2013, respectively, compared to $23.7 million and $84.1 million for the same period in 2012. The year-to-date decrease is partially attributable to a higher backlog at year end 2011, compared to 2012, excluding the backlog acquired by the Company on December 31, 2012 in conjunction with the Terra acquisition, which resulted in a greater number of projects for the demolition segment in the first nine months 2012. The decrease in the nine months ended September 30, 2013 was partially offset by $48.1 million of revenue earned from the business acquired from Terra Contracting, LLC, which did not become a part of the Company until the first quarter of 2013, as well as a remediation project in New Jersey.

Consolidated gross profit for the 2013 third quarter increased by 185% to $22.3 million, from $7.8 million in the third quarter of 2012. Gross profit margin (gross profit divided by revenue) for the 2013 third quarter increased to 11.2% from 4.8% in the 2012 third quarter. Gross profit for the nine months ended September 30, 2013 increased by 14% to $53.3 million from $46.5 million in the same 2012 period, resulting in a slight increase in gross profit margin to 9.9% from 9.7%. Gross profit margin for the three and nine months ended September 30, 2013 was higher due to an increase in revenue and higher contract margins in the Dredging segment as well as strong results at Terra. In addition, weather impacts in the first and third quarters of 2012, as well as equipment production delays, lowered dredge fixed cost coverage and negatively affected the first nine months of 2012. This was partially offset by lower demolition margins on fewer projects for the nine months ended September 30, 2013.

The Company’s general and administrative expenses totaled $19.2 million and $56.7 million for the three and nine months ended September 30, 2013. General and administrative expenses totaled $11.7 million and $36.4 million for the three and nine months ended September 30, 2012. During the first nine months of 2013, the Company incurred additional payroll and benefit expenses representing an increase of $3.6 million over the same period in 2012. General and administrative expenses of $7.8 million related to the Terra business acquisition also contributed to the increase as the business did not become part of the Company until the first quarter of 2013. An increase in legal and professional fees of $4.0 million, technical and consulting of $1.5 million and additional bad debt expense of $3.2 million also contributed to the year-to-date 2013 increase compared to the same period in 2012.

In May 2013, the Company concluded its litigation regarding the dredge New York loss of use claim. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision in the approach channel to Port Newark, New Jersey. The Company received $13.3 million which is included in proceeds from loss of use claim in the consolidated statement of operations for the nine months ended September 30, 2013.

The operating income for the three months ended September 30, 2013 was $6.2 million compared to an operating loss of $3.7 million in the same period of 2012. The Company had an operating loss of $8.6 million for the nine months ended September 30, 2013 compared to operating income of $10.4 million for the nine months ended September 30, 2012. This was driven by the goodwill impairment charge recorded at the demolition reporting unit during the 2013 second quarter as well as higher general and administrative expenses partially offset by improved contract margins and the receipt of claim proceeds, as described above. In addition, the Company recorded a $3.2 million gain on the sale of an underutilized dredge in the Middle East.

The Company’s net interest expense totaled $5.5 million and $16.7 million for the three and nine months ended September 30, 2013, respectively, in line with interest expense of $5.1 million and $15.7 million from the same period of 2012.

The income tax expense for the three and nine months ended September 30, 2013 was a provision of $0.7 million and a benefit of $1.7 million, respectively, compared to a benefit of $3.4 million and $2.0 million for the same 2012 periods. The decrease in income tax benefit for the nine months ended September 30, 2013 was attributable to the improved taxable operating income in 2013. The effective tax rate for the nine months ended September 30, 2013 was impacted by the nondeductible pretax goodwill impairment charge of $21.5 million. Excluding this item, the effective tax rate for the nine months ended September 30, 2013 would be 45.0%, which is above the effective tax rate of 38.7% for the same period of 2012. The Company expects the tax rate for the full year before consideration of nondeductible pretax items to remain near 40%.

Net income attributable to Great Lakes Dredge & Dock Corporation was $1.4 million and the earnings per diluted share was $0.02 for the 2013 third quarter compared to a net loss attributable to Great Lakes Dredge & Dock Corporation of $5.3 million and loss per share of $(0.09) for the same 2012 period. Net loss attributable to Great Lakes Dredge & Dock Corporation and loss per diluted share for the nine months ended September 30, 2013 was $23.4 million and $0.39, respectively, compared to net loss attributable to Great Lakes Dredge & Dock Corporation of $3.0 million and loss per diluted share of $(0.05) for the same 2012 period. The decrease in 2013 is due to lower operating results for the periods described above, which include the noncash goodwill impairment charge incurred in the second quarter of 2013.

Adjusted EBITDA (as defined on page 27) was $19.6 million and $48.8 million for the three and nine months ended September 30, 2013, respectively, compared with $7.9 million and $39.5 million in the same 2012 periods. This increase is the result of higher depreciation expense in the first nine months of 2013 as well as the receipt of claim proceeds, as described above.

Results by segment

Dredging

Dredging revenues for the three and nine months ended September 30, 2013 were $155.5 million and $465.9 million, respectively, compared to $138.8 million and $397.8 million for the same periods of 2012. The dredging segment for the three and nine months ended September 30, 2013 included increases in coastal protection and domestic and foreign capital revenues. These increases were partially offset by lower maintenance and rivers & lakes revenues. Increases in dredging revenues for the nine months ended September 30, 2013 were driven by a significant project in Qatar, coastal protection projects in New York and New Jersey and two coastal restoration projects in Louisiana as well as the mobilization and commencement of dredging activities in Western Australia and Brazil.

Gross profit margin in the dredging segment was 14.5% and 14.2% for the three and nine months ended September 30, 2013 compared to gross profit margin of 8.3% and 12.4% for the three and nine months ended September 30, 2012, respectively. Dredging gross profit margin was higher due to improved contract margins and higher revenue, resulting in better fixed cost coverage. In addition, weather impacts in the first and third quarters of 2012, as well as equipment production delays, lowered dredge fixed cost coverage and negatively affected the first nine months of 2012.

Dredging segment operating income was $13.1 million and $46.7 million for the three and nine months ended September 30, 2013, compared to operating income of $1.8 million and $18.4 million for the three and nine months ended September 30, 2012, respectively. The increase in operating income for the nine months ended September 30, 2013 is a result of the increase in contract margins, proceeds from the dredge New York loss of use claim and the $3.2 million gain on the sale of an underutilized dredge in the Middle East, slightly offset by an increase in general and administrative expenses.

Demolition

Demolition revenues for the three and nine months ended September 30, 2013 totaled $47.1 million and $78.6 million, respectively, compared to $23.7 million and $84.1 million for the same 2012 periods. Demolition revenues for the first nine months of 2013 were down due to a lower backlog at year end 2012, excluding the backlog acquired by the Company on December 31, 2012 in conjunction with the Terra acquisition, resulting in fewer projects on which to earn revenue in the first nine months of 2013 compared to the same period in 2012. The year-to-date decrease was partially offset by $48.1 million of revenue earned from the business acquired from Terra Contracting, LLC which did not become a part of the Company until the first quarter of 2013.

The demolition segment had a negative gross profit margin of 0.5% and 16.5% for the three and nine months ended September 30, 2013 and a negative gross profit margin of 15.7% and a gross profit margin of 3.3% for the three and nine months ended September 30, 2012, respectively. During the nine months ended September 30, 2013, the demolition segment experienced lower revenue and cost overruns on projects.

The demolition segment had an operating loss of $6.9 million and $55.3 million for the three and nine months ended September 30, 2013, respectively, compared to an operating loss of $5.5 million and $8.0 million for the same periods of 2012. The foregoing decrease in operating income for the nine months ended September 30, 2013 was due to the lower gross margin, the goodwill impairment charge in the 2013 second quarter as well as an increase in general and administrative expenses, specifically additional bad debt expense of $2.3 million and $7.8 million related to the Terra business acquisition as the business did not become part of the Company until the first quarter of 2013.

The Company has announced that it is assessing strategic alternatives for its historical demolition business and is engaging a financial advisor to help evaluate its alternatives.

Bidding Activity and Backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,		September 30,
Backlog (in thousands)	2013	2012		2012
Dredging:
Capital—U.S.	$149,071	$43,177		$96,354
Capital—foreign	108,458	218,953		243,542
Coastal protection	157,782	80,245		41,875
Maintenance	76,592	22,406		46,555
Rivers & lakes	16,885	24,510		34,827

Dredging Backlog	508,788	389,291		463,153
Demolition	97,098	60,148	*	42,574

Total Backlog	$605,886	$449,439		$505,727

*	December 31, 2012 demolition backlog includes backlog acquired by the Company on December 31, 2012 in connection with the Terra acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For demolition contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 69% of the Company’s September 30, 2013 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2013 third quarter totaled $500.3 million, resulting in $1,058.7 million of work awarded during the first nine months of 2013. This represents an increase of $380.6 million from the same period in the prior year. During the year the Company was awarded the first phase of the PortMiami project, for $122 million, which resulted in the Company winning 75%, or $232.3 million of the capital projects awarded through September 30, 2013. We currently expect the next two phases, totaling $80 million, to be awarded by January 2014. For the contracts released and awarded through the year-to-date September 30, 2013, the

Company won 57%, or $230.9 million, of the coastal protection projects, as well as 33%, or $107.3 million, of the maintenance projects and 44%, or $9.0 million, of the rivers & lakes projects. The Company won 55% of the overall domestic bid market through September 30, 2013, which is above the Company’s prior three year average of 37%, driven by the PortMiami projects and the high coastal protection win rate. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $508.8 million at September 30, 2013 compared to $389.3 million as of December 31, 2012. These amounts do not reflect approximately $94.6 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at September 30, 2013. At December 31, 2012 the amount of domestic low bids and options pending award was $82.1 million.

Domestic capital dredging backlog at September 30, 2013 was $105.9 million greater than at December 31, 2012 due to the award of the PortMiami project noted above. Dredging on this project is expected to begin in the fourth quarter of 2013. The Company also continues to work on a deepening project in New York. The Company expects two projects on the Delaware River to be let for bid in the next twelve months. In addition, the Company anticipates an active capital dredging bid market over the next twelve months, specifically related to coastal restoration work in the Gulf.

Coastal protection dredging backlog at September 30, 2013 was $77.5 million higher than at December 31, 2012 as the Company added several projects in New York and New Jersey as a result of Superstorm Sandy which impacted the East Coast in October 2012. The government has appropriated $50.5 billion in Superstorm Sandy relief, including nearly $4.0 billion for Corps projects to assist the region. The Corps is expected to let for bid the second wave of projects for East Coast markets from this funding in 2014. Additionally, the Company won two significant privately funded coastal protection projects along the East Coast.

Maintenance dredging backlog was $54.2 million higher at September 30, 2013 than at December 31, 2012. The Company won four maintenance projects in New York and New Jersey as well as three maintenance projects in Florida during the third quarter. The Company completed work on seven projects along the East Coast in the nine months ended September 30, 2013. The maintenance bid market during the first three quarters of 2013 is in line with the bid market from the same period in the prior year. In October 2013 the House passed the Water Resources Reform and Development Act of 2013 which includes language that will require over time, more money from the Harbor Maintenance Trust Fund to be spent on maintenance dredging. The Senate passed its version of the bill earlier in 2013. The Senate and House bills are expected to be reconciled in conference soon and passage is possible before year-end.

Rivers & lakes backlog is $7.6 million lower at September 30, 2013 than at December 31, 2012. Rivers & lakes continued to earn on projects in its backlog, including work on a remediation project in the Midwest with Terra, on a lake in Texas and on the Mississippi River and its tributaries performing maintenance dredging and levee repair projects. The Company won a project in Kansas and Nebraska during the third quarter.

Foreign capital dredging backlog decreased to $108.5 million at September 30, 2013 from $219.0 million December 31, 2012, due primarily to the conclusion of work on our large land reclamation project in Bahrain that the Company has worked on since 2006. In addition, recognition of revenue on Wheatstone, a project in Brazil and other Middle East projects decreased backlog. We are continuing negotiations on a project in the Middle East valued at over $100 million. We continue to look for work internationally to fully utilize our fleet of vessels. The Company also sees additional opportunities in the Middle East, Southeast Asia and South America that it continues to pursue.

Demolition services backlog was $37.0 million higher at September 30, 2013 from December 31, 2012. The increase was primarily driven by the award of a large bridge project in New York in the third quarter. Terra continued work on a project in the Midwest valued at approximately $30 million that combines Terra’s services and Rivers & lakes’ dredging abilities.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities for the nine months ended September 30, 2013 and 2012 totaled $2.7 million, and $(38.4) million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In the first nine months of 2013, net cash provided by operating activities was primarily the result of changes in accounts receivable between periods.

The Company’s net cash flows used in investing activities for the first nine months of 2013 and 2012 totaled $20.3 million and $30.3 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the nine months ended September 30, 2013, the Company spent $14.7 million on construction in progress for a vessel being built to our specifications that we intend to have funded through an operating lease upon delivery.

The Company’s net cash flows provided by (used in) financing activities for the nine months ended September 30, 2013 and 2012 totaled $34.8 million and $(6.3) million, respectively. Increases were primarily due to net borrowings on the Company’s revolver during the first nine months of 2013 of $45.0 million. The Company also paid $10.5 million on a promissory note related to the Terra acquisition.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of September 30, 2013, the Company had $45.0 million of borrowings on the revolver and $71.4 million of letters of credit outstanding, resulting in $58.6 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At September 30, 2013, the Company was in compliance with its various covenants under its Credit Agreement.

The Company’s obligations under its international letter of credit facility are secured by the Company’s foreign accounts receivable. The Company’s obligations under its senior notes are unsecured. The Company’s material agreements related to long term debt contain various restrictive covenants, including limitations on dividends, redemption and repurchases of capital stock, and the incurrence of indebtedness and requirements to maintain certain financial covenants. The Company is in compliance with its various covenants under the respective agreements as of September 30, 2013.

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

The market risk of the Company’s financial instruments as of September 30, 2013 has not materially changed since December 31, 2012. The market risk profile of the Company on December 31, 2012 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Other than described below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the nine months ended September 30, 2013 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: November 5, 2013

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