Form 10-K
period 2013-12-31
Great Lakes Dredge & Dock CORP
filed 2014-03-11
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $435,108,882 at June 28, 2013. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 7, 2014, 59,736,196 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2014 Annual Meeting of Stockholders.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2013, and in other securities filings by Great Lakes with the SEC.

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

Availability of Information

You may read and copy any materials Great Lakes files with the SEC, including without limitation the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of such materials also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Great Lakes’ SEC filings are also available to the public, free of charge, on its corporate website, www.gldd.com as soon as reasonably practicable after Great Lakes electronically files such material with, or furnishes it to, the SEC.

Part I

Item 1.	Business

The terms “we,” “our,” “ours,” “us,” “Great Lakes” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries.

Organization

Great Lakes is the largest provider of dredging services in the United States. The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. Great Lakes now provides dredging services in the East, West, and Gulf Coasts of the United States and worldwide. The Company also owns a specialty contracting service provider which primarily offers environmental and remediation services in the Northeast and Midwest U.S. areas. The Company has a 50% interest in Amboy Aggregates, a sand dredging operation in New Jersey and a 50% interest in TerraSea Environmental Solutions, (“TerraSea”) an environmental remediation services business.

On December 31, 2012, the Company acquired the assets and assumed certain liabilities of Terra Contracting, LLC (“Terra”), a respected provider of a wide variety of essential services for environmental, maintenance and infrastructure-related applications headquartered in Kalamazoo, MI, for a purchase price of approximately $26 million. The Terra business constitutes the majority of the Company’s redefined environmental & remediation segment.

The Company operates in four operating segments that, through aggregation, comprise two reportable segments: dredging and environmental & remediation, formerly known as the demolition segment. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units. Financial information about the Company’s reportable segments and operating revenues by geographic region is provided in Notes 9 and 15 to the Company’s consolidated financial statements.

Dredging Operations (approximately 87% of 2013 total revenues)

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. primary dredging market consists of three types of work: capital, coastal protection (formerly referred to as beach nourishment) and maintenance. The Company separately categorizes rivers & lakes markets. This type of work typically has separate dredges and a different competitive landscape than the primary coastal markets. The Company’s “bid market” is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints. The Company experienced an average combined bid market share in the U.S. of 37% over the prior three years, including 29%, 60% and 31% of the domestic capital, coastal protection, and maintenance sectors, respectively. The Company’s average bid market share of rivers & lakes in the two years of activity since its acquisition is 43%.

Over its 123-year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the U.S. In addition, the Company is the only U.S. dredging service provider with significant international operations. Over the prior three years, foreign dredging operations accounted for an average of 16% of the Company’s dredging revenues. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Capital (domestic is approximately 24% of 2013 dredging revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Foreign (approximately 22% of 2013 dredging revenues). Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last ten years, the Company has performed dredging work in the Middle East, Africa, India, Australia, the Caribbean and Central and South America. Most recently, the Company has focused its efforts on opportunities in Australia, the Middle East and South America.

Coastal protection (approximately 35% of 2013 dredging revenues). Coastal protection was previously referred to as beach nourishment. Coastal protection is a more accurate description of this important dredging work that protects valuable infrastructure along the coast lines. Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities.

Maintenance (approximately 14% of 2013 dredging revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (approximately 5% of 2013 dredging revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has the largest source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce the Company’s ability to operate and transport its equipment in the relevant geographies.

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

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its dredging services:

•

Deep port capital projects. Most U.S. ports have continual expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, is undergoing significant change as a result of the Panama Canal expansion. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently cannot use many U.S. ports. Miami has begun deepening its port channels to accommodate the larger vessels. This is expected to put more pressure on U.S. ports such as Savannah, Jacksonville and Charleston to deepen in order to remain competitive. In addition, the Ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. The Company believes that port deepening and expansion work authorized under current and future legislation will continue to provide significant opportunities for the domestic dredging industry.

•	Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has completed a master plan calling for a $50 billion investment in their coastal infrastructure, with a significant portion involving dredging. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $320 million over the prior three years.

•	Substantial need for coastal protection. Beach erosion is a continuous problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. Superstorm Sandy has highlighted the need for projects that clear the navigation channels, renourish damaged beaches and mitigate shore erosion from future storms. The annual bid market for coastal protection over the prior three years averaged $200 million.

•	Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The U.S. Army Corps of Engineers (the “Corps”) is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, continues to advocate for Congressional efforts to ensure that a fully funded, recurring maintenance program is in place. The annual bid market for maintenance dredging over the prior three years averaged $384 million.

•	Need to maintain safe navigability of the U.S. river system. There are over 12 thousand miles of commercially navigable inland waterways that move more than 566 million tons of commercial goods. Transportation by barge requires less energy, and therefore is both better for the environment as well as costs less, to move cargo than transportation by airplane, railcar or truck. Many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways.

•	Domestic and international energy transportation. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. Great Lakes has committed vessels to create new berths for liquid natural gas (“LNG”) terminals being developed to export abundant energy resources from the west coast of Australia. Great Lakes is also dredging harbors for petroleum export facilities in Brazil. Future global energy demand will necessitate improvements in the infrastructure base around sources of rich resources and countries that import global energy.

•	Middle East market. Over the past ten years, the Middle East has been a strong market for dredging services. With the substantial income from oil revenues and real estate development, these countries have been undergoing extensive infrastructure expansion. There continues to be demand for infrastructure development in the Middle East which presents opportunities suited to the Company’s equipment in the region.

•	Australia and Southeast Asia. Port traffic continues to surge in the developing markets throughout Southeast Asia and the Southwest Pacific. Advances in economic output in conjunction with growing populations and greater prosperity are driving increased shipping needs. With this growth in marine traffic comes a need for additional port capacity and infrastructure improvement. Great Lakes is investing resources in these markets and expects to see an increased demand for the Company’s dredging services.

Environmental & Remediation Operations (approximately 13% of 2013 total revenues)

The environmental & remediation segment provides soil, water and sediment environmental remediation for the municipal and private party markets. Remediation involves the retrieval and removal of contamination from an environment through the use of separation techniques or disposal based on the quantity and severity of the contamination. The Company had historically provided certain environmental remediation in conjunction with its discontinued demolition business and added additional skillsets through its acquisition of Terra in 2012. Besides environmental remediation, the environmental & remediation segment performs industrial cleaning, abatement services and hazardous waste removal. Additionally, the historical demolition and site preparation businesses are a reporting unit of the environmental & remediation segment, but are classified as discontinued and are currently held for sale.

TerraSea Environmental Solutions. The Company and a European based remediation company each own 50% of TerraSea Environmental Solutions, a remediation business. TerraSea provides water and land based environmental services in the area of clean up and remediation of sediments, soil and groundwater for both marine and land based projects. The joint venture was established to capitalize on the expertise of the two equal partners for projects in the United States offering optimally engineered global solutions for environmental cleanup needs

Environmental & Remediation Demand Drivers

The Company believes that the following factors are important drivers of the demand for its environmental & remediation services:

•	Increasing requirements for environmental services. Both the dredging and environmental & remediation businesses have experienced requests for handling contaminated sediments and soils at project sites. The Environmental Protection Agency and several state agencies began to recognize the environmental hazards posed by stored industrial byproducts near waterways. The release of regulated pollutants into major waterways, inland lakes, landfills and public lands require the use of environmental remediation to remove the contaminated sediment.

•	Government mandated remediation. The Environmental Protection Agency mandates remediation initiatives that are paid for partially or in whole by responsible parties. The capability to provide the environmental clean-up of not only the waterway, but also the processing of the contaminated sediment or any contaminated soil from other brownfield sites provides a targeted growth opportunity for Great Lakes.

For additional details regarding Dredging Operations and Environmental & Remediation Operations, including financial information regarding our international and United States revenues and long-lived assets, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, including Footnote 15 to the Company’s consolidated financial statements.

Customers

Dredging

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities, oil and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2013, approximately 51% of the Company’s dredging revenues were generated from approximately 53 different contracts with federal agencies or third parties operating under contracts with federal agencies.

Environmental & remediation

Environmental & remediation customers include general contractors, corporations, Superfund potentially responsible parties, environmental engineering and construction firms that commission projects and local government and municipal agencies. This segment benefits from key relationships with certain customers in the general contracting and environmental engineering industries. In 2013, one of the environmental & remediation segment’s customers was responsible for approximately 55% of the environmental & remediation segment’s annual revenues; however, the loss of this customer would not have a material adverse effect on Great Lakes as a whole.

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

Environmental & remediation

The majority of the environmental & remediation segment’s projects are obtained through competitive bidding. When the environmental & remediation segment bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds an acceptable margin. While there are numerous competitors in the environmental & remediation services market, the Company benefits from its size, relationships and reputation. Therefore, there are occasions where the Company is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

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

Great Lakes has an agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. Great Lakes has never experienced difficulty in obtaining bonding for any of its projects; and Great Lakes has never failed to complete a marine project in its 123 year history. For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under the Credit Agreement (as defined below) or its separate facility which is supported by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program. Foreign bid guarantees are usually 2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Environmental & remediation

The environmental & remediation segment contracts with both private, non-government customers and governmental entities. In general, it is not required to secure bonding for projects with non-governmental customers but is required to secure bonding for projects with governmental entities.

Competition

Dredging

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment bonding and certification requirements; and government regulations. Great Lakes and three other companies comprised approximately 72% of the Company’s defined bid market related to domestic capital, coastal protection and maintenance over the prior three years. The foregoing percentage excludes work in the rivers & lakes market. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906, or “Dredging Act,” and Section 27 of the Merchant Marine Act of 1920, or “Jones Act,” provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

Great Lakes competes with several smaller competitors in the domestic rivers and lakes market. Competition is determined primarily based on the basis of geographic reach, project execution capability and price.

Competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and fleets that are more extensive than the Company’s. In addition, there are several governmentally supported dredging companies that operate on a local or regional basis. The Company targets opportunities that are well suited to its equipment and where it can be most competitive. Most recently, the Company has focused on opportunities in the Middle East where the Company has cultivated close customer relationships and has pursued contracts compatible with the size of the Company’s vessels.

Environmental & remediation

The U.S. environmental & remediation and related services industry is highly fragmented and is comprised mostly of small regional companies. The environmental & remediation segment is able to perform both smaller and larger, more complex projects. The environmental & remediation segment competes in the specialty contracting services industry primarily on the basis of its experience, reputation, equipment, key client relationships and price.

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

Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the channel or ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain dredged materials can be directly pumped for miles with the aid of multiple booster pumps. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines and the placement of the dredged material. Great Lakes operates the only two large electric hydraulic dredges in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California and Houston. Unlike hopper dredges, relocating hydraulic dredges and all their ancillary equipment requires specialized vessels and additional time and their operations can be impacted by ship traffic and rough waters. There is a wide distribution of hydraulic dredges from our smaller rivers & lakes vessels that use pipe sizes ranging from 10” to 22” and operate at between 365 and 3,200 total horsepower, while the Company’s other hydraulic dredges use pipe sizes ranging from 18” to 36” and operate at between 1,900 and 20,300 total horsepower.

Mechanical Dredges. There are two basic types of mechanical dredges: clamshell and backhoe. In both types, the dredge uses a bucket to excavate material from the channel or ocean floor. The dredged material is placed by the bucket into material barges, or “scows,” for transport to the designated disposal area. The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket. The Company purchased two new scows in 2013 and two additional in 2014 to support its operations. Mechanical dredges are capable of removing hard-packed sediments, blasted rock and debris and can work in tight areas such as along docks or terminals. Clamshell dredges with specialized buckets are ideally suited to handle material requiring environmentally controlled disposal. The Company has the largest fleet of material barges in the domestic industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal. Additionally, the Company owns an electric clamshell dredge which provides an advantage in those markets with stringent emissions standards.

In addition, the Company has numerous pieces of smaller equipment that support its dredging operations. Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with a smaller number of vessels occasionally positioned on the West Coast, and with many of the rivers & lakes dredges on inland rivers and lakes. The mobility of the fleet enables the Company to move equipment in response to changes in demand. Great Lakes’ fleet also includes vessels currently positioned in the Middle East, Australia and Brazil. The Company currently estimates the replacement cost of its entire fleet to be in excess of $1.5 billion.

The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market. The Company is also committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs. To the extent that market conditions warrant the expenditures, Great Lakes can prolong the useful life of its vessels indefinitely. The Company has announced the construction of a dual mode articulated tug/barge trailing suction hopper dredge. The articulated tug and hopper dredge are expected to be delivered during the second half of 2016.

Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the American Bureau of Shipping (“A.B.S.”) are important factors in the Company’s dredging business. Many projects, such as coastal protection projects with offshore sand borrow sites and dredging projects in exposed entrance channels or with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S. The certifications indicate that the dredge is structurally capable of operating in open waters. The Company has more certified dredging vessels than any of the Company’s domestic competitors and makes substantial investments to maintain these certifications

Environmental & remediation

The environmental & remediation segment owns and operates specialized remediation equipment, including a fleet of excavators equipped with shears, pulverizers, processors, grapples, and hydraulic hammers that provide high-capacity processing of construction and demolition debris for recycling, reclamation and disposal. The Company also owns and maintains a large number of skid-steer loaders, high pressure vacuum equipment trucks, heavy-duty large-capacity loaders, off-highway hauling units and a fleet of tractor-trailers for transporting equipment and materials to and from job sites. The Company rents additional equipment on a project-by-project basis, which allows the Company flexibility to adjust costs to the level of project activity.

Seasonality

Seasonality does not generally have a significant impact on the Company’s dredging operations. However, many East Coast coastal protection projects are limited by environmental windows that require work to be performed in winter months to protect wildlife habitats. The Company can mitigate the impact of these environmental restrictions to a certain extent because the Company has the flexibility to reposition its equipment to project sites, if available, that are not limited by these restrictions. In addition, rivers and lakes in the northern U.S. freeze during the winter, significantly reducing the Company’s ability to operate and transport its equipment in the relevant geographies. Fish spawning and flooding can affect dredging operations as well.

The Company’s environmental & remediation segment operates mainly in the Midwest and East Coast. Similar to the dredging segment, the environmental & remediation segment’s projects are impacted by the freezing rivers and lakes during the winter.

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

Backlog

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & remediation contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. In addition, a significant amount of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty, subject to the Company’s right, in some cases, to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. The components of the Company’s backlog including dollar amount and other related information are addressed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Bidding Activity and Backlog.”

Employees

Dredging

During 2013, the Company employed an average of 456 full-time salaried personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2013, the Company employed a daily average of 628 hourly personnel to meet domestic project requirements.

At December 31, 2013, the Company employed approximately 18 expatriates, 23 foreign nationals and 92 local staff to manage and administer its Middle East operations. During 2013, the Company also employed a daily average of 223 hourly personnel to meet project requirements in the Middle East.

In addition, the Company employed approximately 26 expatriates to manage and administer the operations of the Wheatstone LNG project in Western Australia at December 31, 2013. During 2013, the Company also employed a daily average of 38 local hourly personnel to meet requirements on the project in Australia.

Environmental & remediation

At December 31, 2013, the environmental & remediation segment employed approximately 139 full-time salaried administrative employees, in addition to an average of 334 hourly employees pursuant to four union agreements. The hourly employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

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

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, three unions represent a large majority of our dredging employees—the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contracts with IUOE, Local 25 and Seafarers International Union expire in 2015. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

Government Regulations

The Company is subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act, 1916, or “Shipping Act,” and the vessel documentation laws set forth in Chapter 121 of Title 46 of the United States Code. These statutes require vessels engaged in dredging in the navigable waters of the United States to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the United States. The U.S. citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen owned and prohibit the chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test.

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

The Company’s projects may involve remediation, demolition, excavation, transportation, management and disposal of hazardous waste and other regulated materials. Various laws strictly regulate the removal, treatment and transportation of hazardous water and other regulated materials and impose liability for human health effects and environmental contamination caused by these materials. The Company’s historical demolition business, for example, requires it to transport and dispose of hazardous substances and other wastes, such as asbestos. The Company takes steps to limit its potential liability by hiring qualified asbestos abatement subcontractors from time to time to remove such materials from our projects and some project contracts require the client to retain liability for hazardous waste generation.

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

Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Jonathan W. Berger	55	Chief Executive Officer and Director
William S. Steckel	56	Senior Vice President—Chief Financial Officer
Kyle D. Johnson	52	Executive Vice President and Chief Operating Officer
David E. Simonelli	57	President of Dredging Operations
Maryann Waryjas	62	Senior Vice President—Chief Legal Officer and Corporate Secretary

Jonathan W. Berger, Chief Executive Officer

Mr. Berger was named Chief Executive Officer in September 2010. Mr. Berger was a Partner in KPMG’s Corporate Finance practice from 1991 through 1999 and was managing director and co-head of Corporate Finance for Navigant Consulting, Inc., a New York Stock Exchange-listed consulting firm, from 2001 to 2009. Mr. Berger was a Director and Chair of the Audit and Compensation Committees of Boise, Inc. He is a Certified Public Accountant and holds a Bachelor of Science from Cornell University and an M.B.A. from Emory University.

William S. Steckel, Senior Vice President and Chief Financial Officer

Mr. Steckel became Senior Vice President and Chief Financial Officer of Great Lakes in August 2012. From 2010 until joining Great Lakes, Mr. Steckel was the principal at WSS Strategic Advisors, a firm that provided financial, strategic and consulting services to various public and private companies. From 2008 to 2010, Mr. Steckel was with Daystar Technologies, Inc., a developer of technology for solar photovoltaic products, where he joined as CFO and Treasurer and progressed to become CEO, President and a member of the Board of Directors. From 2006 to 2008, he was with privately held Norwood Promotional Products, a supplier of custom imprinted products to the advertising and promotional products industry, where he served as Senior Vice President, CFO and Treasurer. Prior to 2006, Mr. Steckel served in senior financial and general management roles with Invensys, St. Jude Medical and CTS Corporation. Mr. Steckel earned his Bachelor of Science in Accounting (Industrial Administration) at Iowa State University and his Master of Business Administration from Western Illinois University. He is also a Certified Public Accountant.

Kyle D. Johnson, Executive Vice President and Chief Operating Officer

Mr. Johnson was promoted to Executive Vice President and Chief Operating Officer in 2013. He had served the Company as a Senior Vice President of Operations from 2009. Previously, he held the position of Vice President and Chief Contract Manager since 2006. He joined the Company in 1983 as a Mechanical Engineer and has since held positions of increasing responsibility in domestic and international engineering and operations, including Area Engineer, Special Projects Manager and Manager of Production Engineering. Mr. Johnson was named Vice President in 2002. Mr. Johnson earned a Bachelor of Science degree in Engineering from Purdue University and a Master’s of Science degree in Construction Engineering & Management from Stanford University.

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

Maryann Waryjas, Senior Vice President, Chief Legal Officer and Corporate Secretary

Ms. Waryjas was named Senior Vice President, Chief Legal Officer and Corporate Secretary in August 2012. From 2000 until joining Great Lakes, Ms. Waryjas was a partner at Katten Muchin Rosenman, LLP (“Katten”), where she most recently was co-chair of the firm’s Corporate Governance and Mergers and Acquisitions Practices. Ms. Waryjas served two consecutive terms on Katten’s Board of Directors. Prior to Katten, Ms. Waryjas was a partner at the Chicago offices of Jenner & Block and Kirkland & Ellis. She received her B.S. degree, magna cum laude, from Loyola University and her J.D. degree, cum laude, from Northwestern University School of Law.

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

Risks Related to our Business

We depend on our ability to continue to obtain federal government dredging and other contracts, and are therefore impacted by the amount of government funding for dredging and other projects. A reduction in government funding for dredging or other contracts, or government cancellation of such contracts, could materially adversely affect our business operations, revenues and profits.

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Federal government dredging revenue (in US $1,000)	$329,185	$405,434	$289,120
Percent of dredging revenue from federal government	51%	69%	56%

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

In addition, potential contract cancellations, modifications, protests, suspensions or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower. Federal government contracts can be canceled at any time without penalty to the government, subject to, in most cases, our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Accordingly, there can be no assurance that the federal government will not cancel any federal government contracts that have been or are awarded to us. Even if a contract is not cancelled, the government may elect to not award further work pursuant to a contract. A significant reduction in government funding for dredging or remediation contracts, could materially adversely affect our business, operations, revenues and profits.

We depend on our ability to qualify as an eligible bidder under government contract criteria and to compete successfully against other qualified bidders in order to obtain government dredging and other contracts. Our inability to qualify or to compete successfully for certain contracts could materially adversely affect our business operations, revenues and profits.

The U.S. government conducts a rigorous competitive process for awarding most contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will face strong competition and pricing pressures for any additional contract awards from the U.S. government, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under government contract criteria could preclude us from competing for certain government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain government contracts and to win those contracts, could materially adversely affect our business, operations, revenues and profits.

The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages. If we are unable to accurately estimate our costs to complete our projects, our profitability could suffer.

We conduct our business under various types of contracts where costs are estimated in advance of our performance. Most dredging contracts are fixed-price contracts where the customer pays a fixed price per unit (e.g., cubic yard) of material dredged. In addition, most of our demolition and remediation contracts carry similar risks to our fixed-price dredging contracts. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties, and other changes that sometimes occur over the contract period. If our estimates prove inaccurate, if there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, inclement or hazardous weather conditions, changes in cost of equipment or materials, or our suppliers’ or subcontractor’s inability to perform, then cost over-runs and delays in performance are likely to occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to perform our contractual obligations within the expected time frame and costs could result in reduced profits or, in certain cases, a loss for that contract. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts. As a result, our quarterly operating results may vary significantly.

Our quarterly and annual results of operations have fluctuated from period to period in the past and may continue to fluctuate in the future. Accordingly, you should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or valuation of our stock. Our operating results could vary greatly from period to period due to factors such as:

•	the timing of contract awards and the commencement or progress of work under awarded contracts;

•	inclement or hazardous weather conditions that may result in underestimated delays in dredging, demolition or remediation and additional contract expenses;

•	planned and unplanned equipment downtime;

•	our ability to recognize revenue from pending change orders, which is not recognized until the recovery is probable and collectability is reasonably assured;

•	environmental restrictions requiring that certain projects be performed in winter months to protect wildlife habitats; and

•	equipment mobilization to and from projects.

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

Our contracts with federal, state and local governmental customers are subject to various procurement regulations and contract provisions. These regulations also subject us to examinations by government auditors and investigators, from time to time, to ensure compliance and to review costs. Violations of government contracting regulations could result in the imposition of civil and criminal penalties, which could include termination of contracts, forfeiture of profits, imposition of payments and fines and suspension or debarment from future government contracting. If we fail to continue to qualify for or are suspended from work under a government contract for any reason, we could suffer a material adverse effect on our business, operating results, cash flows or financial condition.

In addition, we may be subject to litigation brought by private individuals on behalf of the government relating to our government contracts, referred to in this annual report as “qui tam” actions, which could include claims for up to treble damages. Qui tam actions are sealed by the court at the time of filing. The only parties privy to the information in the complaint are the complainant, the U.S. government and the court. Therefore, it is possible that qui tam actions have been filed against us and that we are not aware of such actions or have been ordered by the court not to discuss them until the seal is lifted. Thus, it is possible that we are subject to liability exposure arising out of qui tam actions.

We are subject to risks related to our international dredging operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Foreign revenue (in US $1,000)	$138,436	$112,242	$77,232
Percent of dredging revenue from foreign countries	22%	19%	15%

The international dredging market is highly competitive and competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and fleets that are more extensive than the Company’s. In addition, there are several governmentally supported dredging companies that operate on a local or regional basis. Competing for international dredging projects requires a substantial investment of resources, skilled personnel and capital investment in equipment and technology, and may adversely affect our ability to deploy resources for domestic dredging projects.

International operations subject us to additional potential risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•	political and economic instability;

•	reduced demand as a result of fluctuations in the price of oil, the primary export in the Middle East;

•	restrictions on repatriating foreign profits back to the United States;

•	difficulties in enforcing contractual rights and agreements through certain foreign legal systems;

•	requirements of, and changes in, foreign laws, policies and regulations;

•	difficulties in staffing and managing international operations without additional expense;

•	taxation issues;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	compliance with the U.S. Foreign Corrupt Practices Act;

•	currency fluctuations;

•	logistical and communication challenges; and

•	inability to effectively insure against political, cultural and economic uncertainties, including acts of terrorism, civil unrest, war or other armed conflict.

In addition, our international operations are subject to U.S. and other laws and regulations regarding operations in foreign jurisdictions. These numerous and sometimes conflicting laws and regulations include anti-boycott laws, anti-competition laws, anti-corruption laws, tax laws, immigration laws, privacy laws and accounting requirements. There is a risk that some provisions may be breached, for example through inadvertence or mistake, fraudulent or negligent behavior of individual employees, or failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to operate in one or more countries, and could have a material adverse effect on our business, results of operations or financial condition. In addition, military action or continued unrest in the Middle East could affect the safety of our personnel in the region and significantly increase the costs of, or disrupt our operations in, the region and could have a material adverse effect on our business, operating results, cash flows or financial condition.

A significant portion of our international revenue is earned from large, single customer contracts.

The Company earns significant revenue from governmental entities in the Middle East. Revenue from foreign projects has been concentrated in Bahrain and primarily with the government of Bahrain which comprised 15%, 71% and 61% of our foreign dredging revenues in 2013, 2012 and 2011, respectively. In 2013, a large, single customer contract was signed in Qatar with a local government entity. This contract represented 34% of the Company’s 2013 foreign dredging revenue from all sources. The Company continues to maintain significant equipment in the Middle East region and continues to pursue additional contracts in the region.

Certain factors have occurred suggesting that future revenues from projects with governments in the Middle East could decrease. The contraction in the Middle East real estate market has slowed the rate of the region’s infrastructure development. If our commercial relationship with Bahrain or Qatar is terminated, the Company’s international revenues would be materially and adversely impacted. If the government of Bahrain or Qatar further curtails its infrastructure investment or diversifies its use of dredging vendors, our revenue from these customers could decline further.

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

Other Middle East governments have national dredging companies or have significant history with competitive dredging vendors other than the Company. The Company could lose future contracts for work in the Middle East to these competitors or could be forced to accept lower margins on contracts in order to utilize the equipment that is in the Middle East. In addition, the Company may be forced to shrink the workforce in place or relocate dredging assets from this region in reaction to lower contract earnings. Lower utilization, workforce reductions or asset relocations could have a material adverse effect on our business, operating results, cash flows or financial condition.

The Company earns significant revenue from a large, single customer foreign contract. The contract is with another dredging company and is subject to terms that limit our ability to control the operations affecting the profitability of the Company’s contract. The expected revenue and profit on this contract is subject to material changes based upon the actual time and costs incurred to perform the work and the realization of contract incentives which may be outside the Company’s control. Changes in the estimated profitability of this contract may have a material effect on the Company’s operating results, cash flows or financial condition until the project is completed, which is expected in 2015.

Our use of the percentage-of-completion method of accounting could result in a change in previously recorded revenue and profit.

We recognize contract revenue using the percentage-of-completion method. The majority of our work is performed on a fixed-price basis. Contract revenue is accrued based on engineering estimates for the physical percent complete for dredging and estimates of remaining costs to complete for environmental & remediation. We use generally accepted accounting principles in the United States relating to the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and change order/claim recognition. Percentage-of-completion accounting relies on the use of estimates in the process of determining income earned. The cumulative impact of revisions to estimates is reflected in the period in which these changes are experienced or become known. Given the risks associated with the variables in these types of estimates, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.

We reported a material weakness in our internal control over financial reporting in the fiscal year ending December 2012. Future lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.

In connection with management’s assessment of our internal control over financial reporting in the fiscal year ended December 2012 and interim quarterly periods in that fiscal year, we identified a material weakness in our internal control over financial reporting and also restated our financial results for the second and third quarters of 2012. We believe we have taken the steps necessary to remediate the material weakness and the controls implemented to remediate the material weakness were determined to be operating effectively as of December 31, 2013.

There can be no assurance that our disclosure controls and procedures will be effective in the future or that a material weakness or significant deficiency in internal control over financial reporting could not occur. Any such lapses or deficiencies may materially and adversely affect our business, operating results, cash flows or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, including litigation brought by private individuals, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.

Further, we have incurred significant costs in connection with the announcement of the restatement and our remediation efforts. These costs include additional professional fees related to the remediation of the material weakness as well as ongoing costs related to litigation arising from the restatement. See Note 12 to our Consolidated Financial Statements for additional information regarding this litigation. There can be no assurances that we will not have to incur additional significant costs in connection with these matters.

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our dredging backlog (75% in 2013) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our dredging backlog from federal government contracts as of December 31, 2013, 2012, and 2011 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2013	2012	2011
Federal government dredging backlog (in US $1,000)	$385,141	$85,675	$234,830
Percentage of dredging backlog from federal government	75%	22%	74%

In addition, as of December 31, 2013, 17% of our total backlog relates to a single customer in an international market. Our contract with this customer has certain contractual rights that, if invoked, limit our scope in the project.

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

If we are unable, in the future, to obtain bonding or letters of credit for our contracts, our ability to obtain future contracts will be limited, thereby adversely affecting our business, operating results, cash flows or financial condition.

We are generally required to post bonds in connection with our domestic dredging, remediation or demolition contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into a bonding agreement with Zurich, pursuant to which Zurich acts as surety, issues bid bonds, performance bonds and payment bonds, and provides guarantees required by us in the day-to-day operations of our dredging business. However, under certain circumstances as specified in the agreement, Zurich is not obligated under the bonding agreement to issue future bonds for us. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. In addition to our bonds outstanding with Zurich, we also have surety bonds outstanding with Travelers Casualty and Surety Company of America. With respect to our foreign dredging business, we generally obtain letters of credit under our senior credit facility and a separate facility which is supported by Ex-Im under Ex-Im’s Working Capital Guarantee Program. However, the amount of letters of credit under these facilities is limited. In addition, access to our senior credit facility and the Ex-Im facility may be limited by failure to meet certain financial requirements or other defined requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

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

The average age of our more significant vessels as of December 31, 2013, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	20	46
Hopper Dredges	7	31
Mechanical Dredges	5	38
Unloaders	1	29
Drillboats	2	37
Material and Other Barges	134	31

Total	169	35

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

In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations, standards imposed by vessel classification societies and customer requirements or competition, may require us to make additional expenditures. For example, if the U.S. Coast Guard enacts new standards, we may be required to incur expenditures for alterations or the addition of new equipment (e.g. more fuel efficient engines). Other new standard requirements could be significant. In order to satisfy any such requirement, we may need to take our vessels out of service for extended periods of time, with corresponding losses of revenues.

We may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.

The successful performance of contracts requires a high degree of reliability of our vessels, barges and equipment. The average age of our fleet as of December 31, 2013 was 35 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur.

We could face liabilities and/or damage to our reputation as a result of some of legal and regulatory proceedings.

From time to time, we are subject to legal and regulatory proceedings in the ordinary course of our business. These include proceedings relating to aspects of our businesses that are specific to us and proceedings that are typical in the businesses in which we operate. We are currently a defendant in a number of litigation matters, including those described in Item 3. “Legal Proceedings” of this Annual Report on Form 10-K. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts of damages. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to the Company. An adverse outcome in a legal or regulatory matter could, depending on the facts, have an adverse effect on our business, operating results, cash flows or financial condition.

In addition to its potential financial impact, legal and regulatory matters can have a significant adverse reputational impact. Allegations of improper conduct made by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether valid or not, may harm our reputation, which may be damaging to our business, results of operations and profits.

We may become liable for the obligations of our joint ventures, partners and subcontractors.

Some of our projects are performed through joint ventures and similar arrangements with other parties. In addition to the usual liability of contractors for the completion of contracts and the warranty of our work, if work is performed through a joint venture or similar arrangement, we also have potential liability for the work performed by the joint venture or arrangement. In these projects, even if we satisfactorily complete our project responsibilities within budget, we may incur additional unforeseen costs due to the failure of the other party or parties to the arrangement to perform or complete work in accordance with contract specifications. In some joint ventures and similar arrangements, we may not be the controlling partner. In these cases, we may have limited control over the actions of the joint venture. In addition, these joint ventures or arrangements may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent the controlling partner makes decisions that negatively impact the joint venture or arrangement or internal control problems arise within the joint venture or arrangement, it could have a material adverse impact on our business, operating results, cash flows or financial condition.

Depending on the nature of work required to complete the project, we may choose to subcontract a portion of the project. In our industries, the prime contractor is often responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated. In addition, in some cases, we pay our subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay, or delay paying us for the related work, we could experience a material decrease in profitability and liquidity.

Our current business strategy includes the construction of new vessels. There are substantial uncertainties associated with such construction, including the possibility of unforeseen delays and cost overruns.

We have previously disclosed our plans to build new vessels, including a new hopper dredge. Our future revenues and profitability will be impacted to some extent by our ability to complete the construction of new vessels, secure financing for them and bring them into service. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s business, operating results, cash flows or financial condition. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could substantially increase the cost of such construction beyond what we currently expect such costs to be.

Specifically, with regard to our new hopper dredge, we have previously disclosed that we have terminated our contract with the shipyard originally hired for this construction and entered into a contract with a new shipyard at a significantly higher cost. We cannot predict whether and to what extent there may be additional costs associated with building this dredge or further delays in its completion.

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

Our current business strategy includes the divestiture of our demolition business, which presents certain risks and uncertainties.

On February 25, 2014 the Company announced that, during the fourth quarter, the management team proposed, and the board of directors approved, a plan to sell our historical demolition business. The pursuit of the sale of this business raises some of the same risks associated with pursuing acquisitions, including diversion of management’s attention from other business concerns; failure to achieve financial or operating objectives; potential loss of customers or key employees; and volatility in the Company’s stock price. We cannot predict whether and to what extent we will be successful in effecting a divestiture of our demolition business. Following divestiture, there may be ongoing costs and expenses related to the discontinued operations for certain retained liabilities and asset recoveries. The divestiture of the historic demolition business could result in the Company becoming subject to significant withdrawal liability with respect to one or more multiemployer pension plans in which the subsidiaries in the historic demolition business participate. Some of the multiemployer plans in which we participate are reported to have significant underfunded liabilities. A future incurrence of withdrawal liability could have a material adverse impact on the ongoing costs and expenses related to the discontinued operations. Failure to divest the demolition business could have a material adverse impact on our business, operating results, cash flows or financial condition.

Environmental regulations could force us to incur capital and operational costs.

Our industry, and more specifically, our operations, facilities and vessels, are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of wastes and other regulated materials; air emissions; and remediation of contaminated soil, sediments, surface water and groundwater. We are also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay permitting and/or performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on our business, operating results, cash flows or financial condition. Non-compliance can also result in fines, penalties and claims by third parties seeking damages for alleged personal injury, as well as damages to property and natural resources.

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Oil Pollution Act of 1990 impose strict and, under some circumstances, joint and several, liability on owners and lessees of land and facilities as well as owners and operators of vessels. Such obligations may include investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. Our past and ongoing operations involve the use, and from time to time the release or discharge, of regulated materials which could result in liability under these and other environmental laws. We have remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

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

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. However, three unions represent approximately 55% of our dredging employees—the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contracts with IUOE, Local 25 and the Seafarers International Union expire in September 2015. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

Our safety record is an important consideration for our customers. If serious accidents or fatalities occur or our safety record was to deteriorate, we may be ineligible to bid on certain work, and existing service arrangements could be terminated. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

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

We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time to time experienced, and may in the future experience, shortages of certain types of qualified equipment operating personnel. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, operating results, cash flows or financial condition.

We rely on information technology systems to conduct our business and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely on information technology (IT) systems in order to achieve our business objectives. Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, failure to properly estimate the work or costs associated with projects, litigation and the loss of customers or suppliers. A significant disruption or failure could have a material adverse effect on our business, operating results, cash flows or financial condition. We are incurring costs associated with designing and implementing a new enterprise resource planning software system (ERP) with the objective of gradually migrating to the new system. Capital expenditures and expenses for the ERP for 2014 and beyond will depend upon the pace of conversion. If implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of the ERP timely and successfully, we may incur additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new engineering and other applications and technologies.

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

As of December 31, 2013, we had indebtedness of $285 million consisting of $250 million of senior subordinated notes and $35 million of borrowings on our revolving credit facility. Our debt could:

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

In addition, we currently anticipate financing the construction and completed cost of our new hopper dredge under an operating lease or similar financing structure. If we are unable to secure that financing due to our current debt levels, credit ratings, size of the vessel cost and uncertainty of market conditions, it could have a material effect on the Company’s operating results, cash flows or financial condition in future periods.

Adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.

The domestic and worldwide capital and credit markets may experience significant volatility, disruptions and dislocations with respect to price and credit availability. Should we need additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds. In 2013, our credit rating was downgraded. As a result, we may have difficulty securing future funding, or funding may be on terms less favorable to us.

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

We may enter into interest rate swap agreements to manage the interest rate paid with respect to our fixed rate indebtedness, foreign exchange forward contracts to hedge currency risk and heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) provides for new statutory and regulatory requirements for derivative transactions, including foreign currency and other over-the-counter derivative hedging transactions. Several rulemaking requirements in the Financial Reform Act have not promulgated into final rules and the Company could be negatively impacted by future rulemaking. The rules currently adopted from the Financial Reform Act may significantly reduce our ability to execute strategic hedges to manage our interest expense, reduce our fuel commodity uncertainty and hedge our currency risk thus protecting our cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties are required to comply with extensive new regulation under the Financial Reform Act. The cost of our counterparties’ compliance will likely be passed on to customers such as ourselves, thus potentially decreasing the benefits to us of hedging transactions and potentially reducing our profitability.

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

The current uncertainty in the economic environment and other factors could lead to our goodwill and other intangible assets becoming impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets have been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our business, operating results, cash flows or financial condition. We test goodwill annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or our stock price falling below our net book value per share for a sustained period could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would be required to record a non-cash charge against earnings, which, in turn, could have a material adverse effect on our business, operating results, cash flows or financial condition. In the second quarter of 2013, the Company recorded an impairment charge at its demolition reporting unit of $21.5 million. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.

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

Dredging

The Company’s headquarters are located at 2122 York Road, Oak Brook, Illinois 60523, with approximately 64,275 square feet of office space that it leases with a term expiring in 2019. As of December 31, 2013 the Company owns or leases the following additional facilities:

Dredging

Location	Type of Facility	Size		Leased or Owned
Staten Island, New York	Yard	4.4	Acres	Owned
Morgan City, Louisiana	Yard	6.4	Acres	Owned
Norfolk, Virginia	Yard	15.3	Acres	Owned
Green Cove Springs, Florida	Yard	8.5	Acres	Leased
Norfolk, Virginia	Yard	5.0	Acres	Leased
Chickasaw, AL	Yard	2.0	Acres	Leased
Chesapeake, VA	Storage	2.5	Acres	Leased
Kingwood, Texas	Office	750	Square feet	Leased
Cape Girardeau, Missouri	Office	726	Square feet	Leased
Cape Girardeau, Missouri	Storage	7,200	Square feet	Leased
Cape Girardeau, Missouri	Yard	18.4	Acres	Leased
Little Rock, Arkansas	Yard	7.0	Acres	Leased

Environmental & remediation

Location	Type of Facility	Size		Leased or Owned
Waltham, Massachusetts*	Office	33,000	Square feet	Leased
Billerica, Massachusetts	Office	10,400	Square feet	Leased
Kalamazoo, Michigan**	Office	33,000	Square feet	Leased
Romulus, Michigan	Office	35,250	Square feet	Leased
Romulus, Michigan	Yard	1.0	Acre	Leased
Grand Rapids, Michigan	Office	7,500	Square feet	Leased

*	The environmental & remediation segment leases this facility in Waltham, Massachusetts, from a minority interest owner in Yankee and prior to 2011, a profits interest owner in NASDI, pursuant to a lease that expires in 2016. See Note 13 to the Company’s consolidated financial statements.
**	The environmental & remediation segment leases the Kalamazoo, Michigan facilities from the President of Terra Contracting Services, LLC who was also the former owner of Terra Contracting, LLC, pursuant to leases expiring in 2015. See Note 13 to the Company’s consolidated financial statements.

Item 3.	Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims. The Company records an accrual when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material effect on results of operations, cash flows or financial condition.

In 2009, the Company’s subsidiary, NASDI, LLC (“NASDI”), received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating waste disposal activities at an allegedly unpermitted disposal site owned by a third party with whom NASDI contracted for the disposal of waste in 2007 and 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office. Should a claim be brought, NASDI intends to defend itself vigorously. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material impact on its business, financial position, results of operations or cash flows.

In 2011, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain documents relating to certain projects performed by NASDI since January 2005. The Company conducted an internal investigation into this matter and has cooperated with the grand jury’s investigation. Based on the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, any action the U.S. Attorney may take, or the impact, if any, that this matter may have on the Company’s business, financial position, results of operations or cash flows.

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. These three actions were consolidated and recaptioned In re Great Lakes Dredge & Dock Corporation Securities Litigation, Case No. 1:13-cv-02115, on June 10, 2013. The plaintiffs filed an amended class action complaint on August 9, 2013, which the defendants moved to dismiss on October 8, 2013. The Company denies liability and intends to vigorously defend this action.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013 and was voluntarily dismissed on June 10, 2013. A third, similar lawsuit captioned St. Lucie County Fire District Firefighters Pension Trust Fund v. Leight et al., Case No. 13 CH 15483, was filed in Cook County Circuit Court in Illinois on July 8, 2013, and has since been transferred to DuPage County Circuit Court and consolidated with the Hammoud action. The Hammoud/St. Lucie plaintiffs have filed a consolidated amended complaint on December 9, 2013, but the action is otherwise stayed until there is a ruling on the motion to dismiss the securities class action. A fourth, similar lawsuit (that additionally named one current and one former executive as defendants) captioned Griffin v. Berger et al., Case No. 1:13-cv-04907, was filed in the Northern District of Illinois on July 9, 2013. The Griffin action is also stayed pending a ruling on the motion to dismiss the securities class action.

In 2012, the Company contracted with a shipyard to perform the functional design drawings, detailed design drawings and follow on construction of a new Articulated Tug & Barge (“ATB”) Trailing Suction Hopper Dredge. In April 2013, the Company terminated the contract with the shipyard for default and the counterparty sent the Company a notice requesting arbitration under the contract on the Company’s termination for default, including but not limited to the Company’s right to draw on letters of credit that had been issued by the shipyard as financial security required in the contract. In May 2013, the Company drew upon the shipyard’s letters of credit related to the contract and received $13.6 million. Arbitration proceedings were initiated. In January 2014, the Company and the shipyard executed a settlement agreement pursuant to which the Company retained $10.5 million of the proceeds of the financial security and remitted $3.1 million of those funds to the shipyard, all other claims were released, and the arbitration was dismissed with prejudice.

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

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock as reported by NASDAQ from January 1, 2012 through December 31, 2013.

	Common Stock
	High	Low
First Quarter 2012	$7.82	$5.65
Second Quarter 2012	$7.62	$6.14
Third Quarter 2012	$7.90	$6.94
Fourth Quarter 2012	$9.24	$6.94

	Common Stock
	High	Low
First Quarter 2013	$8.69	$6.55
Second Quarter 2013	$8.66	$6.30
Third Quarter 2013	$8.69	$6.28
Fourth Quarter 2013	$9.33	$6.99

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Great Lakes Dredge & Dock Corp	158.33	182.34	139.47	232.42	239.45

Peer Average (see below)	121.32	124.01	110.66	132.91	191.68

NASDAQ Composite Index	143.89	168.22	165.19	191.47	264.84

The graph above shows the cumulative total return to stockholders of the Company’s common stock during a five year period ending December 31, 2013, the last trading day of our 2013 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2008, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively. The peer group is comprised of the following member companies against which we measure our performance for compensation purposes.

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

Holders of Record

As of February 28, 2014, the Company had approximately 34 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Quarterly dividends per common share for the most recent two years were as follows:

	Dividend
	2013	2012
First Quarter	$—	$0.021
Second Quarter	$—	$0.021
Third Quarter	$—	$0.021
Fourth Quarter	$—	$0.250	*

*	Represents a special cash dividend

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions except shares in thousands and per share data)
Contract revenues	$731.4	$588.4	$520.1	$609.0	$574.3
Costs of contract revenues	631.1	510.3	437.5	491.7	486.1

Gross profit	100.3	78.2	82.6	117.3	88.3
General and administrative expenses	68.0	45.7	40.9	47.2	39.1
Proceeds from loss of use claim	(13.4)	—	—	—	—
Gain on sale of assets—net	(5.8)	(0.2)	(11.7)	(0.4)	(0.7)

Operating income	51.4	32.6	53.5	70.5	49.8
Interest expense—net	(21.9)	(20.9)	(21.4)	(13.4)	(15.7)
Equity in earnings (loss) of joint ventures	1.2	0.1	(0.4)	(0.6)	(0.4)
Loss on foreign currency transactions—net	(0.4)	(0.1)	(0.3)	—	—
Loss on extinguishment of debt	—	—	(5.1)	—	—

Income from continuing operations before income taxes	30.3	11.7	26.3	56.5	33.8
Income tax provision	(10.5)	(5.4)	(9.9)	(22.1)	(13.4)

Income from continuing operations	19.9	6.3	16.3	34.4	20.3
Income (loss) from discontinued operations, net of income taxes	(54.9)	(9.6)	0.9	(0.7)	(5.6)

Net income (loss)	(35.0)	(3.3)	17.3	33.7	14.7
Net (income) loss attributable to noncontrolling interests	0.6	0.6	(0.7)	0.9	2.7

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(34.4)	$(2.7)	$16.5	$34.6	$17.5

Basic earnings per share attributable to income from continuing operations (1)	$0.33	$0.11	$0.28	$0.59	$0.35
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.91)	(0.15)	0.00	(0.01)	(0.10)

Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.58)	$(0.04)	$0.28	0.57	0.25

Basic weighted average shares	59,495	59,195	58,891	58,647	58,507
Diluted earnings per share attributable to income from continuing operations (1)	$0.33	$0.11	$0.28	$0.59	$0.35
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.90)	(0.15)	0.00	(0.01)	(0.10)

Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.57)	$(0.04)	$0.28	0.57	0.25

Diluted weighted average shares	60,101	59,673	59,230	58,871	58,612

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Other Data:
Adjusted EBITDA from continuing operations (2)	$98.9	$74.7	$90.1	$101.4	$79.3
Net cash flows from operating activities	74.8	(1.9)	24.6	127.8	60.2
Net cash flows from investing activities	(46.3)	(63.4)	(16.7)	(61.9)	(21.3)
Net cash flows from financing activities	22.5	(23.6)	57.4	(20.3)	(46.5)
Depreciation and amortization	46.6	37.4	37.3	31.4	29.7
Maintenance expense	49.5	51.8	43.1	48.2	46.4
Capital expenditures	62.0	76.3	22.9	65.0	23.9

(1)	Refer to Note 1 in the Company’s consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 and above information for additional details regarding these calculations.
(2)	See definition of Adjusted EBITDA from continuing operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$75.3	$24.4	$113.3	$48.4	$2.8
Working capital	167.2	127.7	195.3	90.1	91.3
Total assets	852.6	826.5	788.5	693.8	665.4
Long term debt, promissory notes and subordinated notes	285.0	263.0	255.0	175.0	186.0
Total stockholder’s equity	242.1	273.4	292.5	276.8	244.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 22% of its dredging revenues for 2013.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, coastal protection (formerly referred to as beach nourishment) and maintenance. Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels, and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects.

On December 31, 2012, the Company acquired the assets and assumed certain liabilities of Terra Contracting, LLC (“Terra”), a respected provider of a wide variety of essential services for environmental, maintenance and infrastructure-related applications headquartered in Kalamazoo, MI, for a purchase price of approximately $26 million. The Terra acquisition has broadened the Company’s environmental & remediation segment with additional services and expertise as well as expanded its footprint in the Midwest.

In the fourth quarter 2013, the management team proposed, and the board of directors approved, a plan to sell the Company’s historical demolition business. The Company has received several indications of interest and expects to finalize disposition of the demolition business in 2014. The historical demolition business has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations, see Note 14 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 37% over the prior three years, including 29%, 60% and 31% of the domestic capital, coastal protection and maintenance sectors, respectively. The Company’s average bid market share of rivers & lakes in the two years of activity since its acquisition is 43%.

The Company operates in two reportable segments: dredging and environmental & remediation.

In 2013, dredging revenues accounted for 87% of revenue. The Company’s fleet of 32 dredges, of which nine are deployed internationally, 19 material transportation barges, two drillboats, and numerous other specialized support vessels is the largest and most diverse fleet of any U.S. dredging company. For the dredging segment, the Company’s fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to the Company’s fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities. The Company estimates the replacement cost of the Company’s fleet to be in excess of $1.5 billion in the current market.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. The advance of multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is the Company’s customer. In 2013, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 51% of dredging revenues, down slightly from the Company’s prior three year average of 62%.

In 2013, environmental & remediation revenues accounted for 13% of total revenue. The environmental & remediation segment’s principal services consist of specialty contracting services such as environmental, industrial and hazard materials abatement and remediation services. The majority of the environmental & remediation segment’s work is performed in the Midwest U.S. market.

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

The Company recognizes contract revenues under the percentage-of-completion method based on the Company’s engineering estimates of the physical percentage completed for dredging projects and based on costs incurred to date compared to total estimated costs for environmental projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For environmental & remediation projects, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Contract modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), fuel, subcontracts, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Much of our domestic hourly labor force is represented by labor unions with collective bargaining agreements that expire at various dates during 2014 through 2016, which historically have been extended without disruption.

Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital dredging projects have the highest margins due to the complexity of the projects, while coastal protection projects have the most volatile margins because they are most often exposed to variability in weather conditions.

The Company’s cost structure includes significant annual equipment related costs, including depreciation, maintenance, insurance and long-term equipment rentals, averaging approximately 20% to 23% of total costs of contract revenues over the prior three years. During the year, both equipment utilization and the timing of cost expenditures fluctuate significantly. Accordingly, the Company allocates these equipment costs to interim periods in proportion to revenues recognized over the year to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on the Company’s dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year. As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual equipment costs incurred in that interim period.

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

The Company generally expects to achieve different levels of gross profit margin (i.e., gross profit divided by revenues) for work performed on the different types of dredging projects and for work performed by different types of dredges. The Company’s expected gross margin for a project is based upon the Company’s estimates at the time of the bid. Although the Company seeks to bid on and win projects that will maximize its gross margin, the Company cannot control the type of dredging projects that are available for bid from time to time, the type of dredge that is needed to complete these projects or the time schedule upon which these projects are required to be completed. As a result, in some quarters the Company works on a mix of dredging projects that, in the aggregate, have relatively high expected gross margins (based on project type and dredges employed) and in other quarters, the Company works on a mix of dredging projects that, in the aggregate, have relatively low expected gross margins (based on project type and dredges employed).

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

Environmental & remediation. The Company’s environmental & remediation segment generates revenues when the Company is awarded a contract for specialty contracting services and starts the project. The Company’s revenues from its environmental & remediation segment increase or decrease based upon market demand. Like the Company’s dredging segment, results of operations for the Company’s environmental & remediation segment fluctuate based upon project mix and the Company’s ability to execute its projects consistent with its estimates.

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

Percentage-of-completion method of revenue recognition—The Company’s contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For environmental & remediation projects, the Company uses estimates of costs incurred to date compared to total estimated costs to determine the percentage of project completion. In preparing estimates, the Company draws on its extensive experience in the dredging and environmental & remediation businesses and its database of historical dredging information to ensure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation are not recognized in contract revenues until such claims are settled. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

Impairment of goodwill—Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company believes that this estimate is a critical accounting estimate because: (i) goodwill is a material asset and (ii) the impact of an impairment could be material to the consolidated balance sheet and consolidated statement of operations. The Company performs its annual impairment test as of July 1 each year. The Company operates in two reportable segments: dredging and environmental & remediation. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units.

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

In the second quarter of 2013, due to a decline in the overall financial performance and declining cash flows of the demolition reporting unit, the Company recorded an impairment charge of $21.5 million. See Note 5 in the Company’s consolidated financial statements. At both December 31, 2013 and 2012, the dredging segment’s goodwill was $76.6 million. At December 31, 2013 and 2012, the environmental & remediation segment’s goodwill was $2.8 million.

Results of Operations—Fiscal Years Ended December 31, 2013, 2012 and 2011

The following table sets forth the components of net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the years ended December 31:

	2013	2012	2011
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(86.3)	(86.7)	(84.1)

Gross profit	13.7	13.3	15.9
General and administrative expenses	(9.3)	(7.8)	(7.9)
Proceeds from loss of use claim	1.8	—	—
Gain on sale of assets—net	0.8	—	2.3

Operating income	7.0	5.5	10.3
Interest expense—net	(3.0)	(3.6)	(4.1)
Equity in earnings (loss) of joint ventures	0.2	—	(0.1)
Loss on foreign currency transactions—net	—	—	(0.1)
Loss on extinguishment of debt	—	—	(1.0)

Income from continuing operations before income taxes	4.2	1.9	5.0
Income tax provision	(1.4)	(0.9)	(1.9)

Income from continuing operations	2.8	1.0	3.1
Loss from discontinued operations, net of income taxes	(7.5)	(1.6)	0.2

Net income (loss)	(4.7)	(0.6)	3.3
Net (income) loss attributable to noncontrolling interests	0.1	0.1	(0.1)

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	(4.6)%	(0.5)%	3.2%

Adjusted EBITDA from continuing operations	13.5%	12.7%	17.3%

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations, as provided herein, represents net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment and accelerated maintenance expense for new international deployments. In 2012, the Company modified the Adjusted EBITDA from continuing operations calculation for accelerated maintenance expense for new international deployments that are not directly recoverable under the related dredging contract and are therefore expensed as incurred. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. As such, the exclusion of these accelerated maintenance expenses from the calculation of Adjusted EBITDA from continuing operations allows users of the financial statements to more easily compare our year-to-year results. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(34,361)	$(2,695)	$16,528
Income (loss) from discontinued operations, net of income taxes	(54,850)	(9,635)	922
Net (income) loss attributable to noncontrolling interest	632	645	(723)

Income from continuing operations	19,857	6,295	16,329
Adjusted for:
Accelerated maintenance expenses	—	4,672	—
Loss on extinguishment of debt	—	—	5,145
Interest expense—net	21,941	20,925	21,373
Income tax provision	10,460	5,419	9,944
Depreciation and amortization	46,622	37,430	37,282

Adjusted EBITDA from continuing operations	$98,880	$74,741	$90,073

Components of Contract Revenues

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended December 31 (in thousands):

Revenues	2013	2012	2011
Dredging:
Capital—U.S.	$153,781	$175,317	$156,251
Capital—foreign	138,436	112,242	77,232
Coastal protection	228,868	126,873	135,164
Maintenance	90,833	137,924	116,016
Rivers & lakes	30,684	35,873	35,471

Total dredging revenues	642,602	588,229	520,134
Environmental & remediation*	94,840	201	—
Intersegment revenue	(6,024)	—	—

Total revenues	$731,418	$588,430	$520,134

*	Environmental & remediation revenue in 2013 includes Terra which did not operate as part of the Company prior to January 1, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Total revenue was $731.4 million in 2013, an increase of $143.0 million, or 24.3%, from 2012 total revenue of $588.4 million. The increase was largely attributable to the acquisition of our Terra business and higher coastal protection revenue, which included emergency and supplemental work as a result of Superstorm Sandy. Foreign capital dredging revenue contributed to the increase driven by significant projects in Qatar and Brazil as well as the Wheatstone LNG Project in Western Australia. The increases in total revenue were partially offset by declines in domestic capital dredging, maintenance dredging, and river & lakes revenues. The Company categorizes revenue by service type to understand the market in which the Company operates and to assess how the Company is performing on bidding work or projects and is generating revenue from backlog.

Revenues from domestic capital dredging projects of $153.8 million in 2013 decreased $21.5 million, or 12.3%, from 2012 revenues of $175.3 million. The decrease in domestic capital dredging revenue was primarily attributable a greater amount of deepening work performed in New York and New Jersey in 2012 as well as a large project in Florida that did not reoccur in 2013. These decreases were partially offset by coastal restoration projects in Louisiana that added $78.7 million to domestic capital dredging revenue in the current year, compared to $58.4 million in the prior year. The preliminary stages of the PortMiami deepening project also contributed to revenue in 2013. In 2013, the Company earned 100% of its backlog carried forward from December 31, 2012.

Revenues from foreign dredging operations in 2013 totaled $138.4 million, an increase of $26.2 million, or 23.3%, from 2012 revenues of $112.2 million. Foreign dredging revenue was driven by a significant project in Qatar as well as mobilization and commencement of dredging activities for the Wheatstone LNG Project in Western Australia and a project in Brazil. These three contracts in our foreign operations comprise approximately 85% of the foreign dredging revenue earned.

Revenues from coastal protection projects of $228.9 million in 2013 increased $102.0 million, or 80.4%, from $126.9 million in 2012. The significant increase in coastal protection revenue is mainly attributable projects in New York and New Jersey, which included emergency work as well as supplemental work as a result of Superstorm Sandy. Additionally the Company worked on large beach projects in Florida, North Carolina and Delaware. The Company converted 90% of the backlog at December 31, 2012 into revenues during 2013. In 2012, less coastal protection projects were let to bid and those projects were awarded later in the year causing fewer days in which to earn revenue.

Revenues from maintenance dredging projects in 2013 were $90.8 million, a decrease of $47.1 million, or 34.1%, from $137.9 million in 2012. The Company performed a greater amount of harbor work in 2012 that was not repeated in 2013. Additionally, several large maintenance projects in Louisiana did not reoccur in 2013. The Company executed substantially all its backlog from 2012. The Company worked on projects in Florida, Maryland, Georgia and Tennessee.

Revenues from rivers & lakes projects were $30.7 million for 2013, a decrease of $5.2 million, or 14.5%, from $35.9 million in 2012. The decrease in rivers & lakes revenue was attributable to projects in Mississippi and along the Mississippi River that did not reoccur in 2013. During 2013, Rivers & lakes teamed with Terra on a remediation project in the Midwest and continued work on its large municipal lake project in Texas.

The environmental & remediation segment recorded revenues in 2013 of $94.8 million. Revenue was driven by our Terra business which did not operate as part of the Company prior to January 1, 2013. Environmental & remediation revenue also includes work performed on a large brownfield remediation project in New Jersey.

Dredging segment gross profit in 2013 increased 8.8% to $85.2 million from $78.3 million in 2012, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 13.3% in 2013, consistent with 2012. Gross profit margin was up primarily due to our Wheatstone LNG Project in Australia. This increase was partially offset by lower domestic capital dredging gross profit.

Environmental & remediation segment gross profit was $15.1 million in 2013 with a gross profit margin of 15.9%. The gross profit margin was mainly attributable to our acquisition of the Terra business which did not become part of the Company until the first quarter of 2013. During the year, the Company worked on two environment remediation projects with strong margins.

Dredging segment operating income for 2013 increased 66.2% to $54.7 million, from $32.9 million in 2012 due to the higher gross profit described above, the receipt of the proceeds from the dredge New York loss of use claim, as described below, and $5.8 million of gains in 2013 from the sales of underutilized assets. The increase in dredging segment operating income was partially offset by an increase in general and administrative expenses, specifically related to payroll, legal and professional fees and technical and consulting fees in 2013.

In May 2013, the Company concluded its litigation regarding the dredge New York loss of use claim. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision in the approach channel to Port Newark, New Jersey. The Company received $13.3 million which is included in proceeds from loss of use claim in the consolidated statement of operations for the year ended December 31, 2013.

Environmental & remediation segment operating loss was $3.3 million for 2013. This loss was driven by general and administrative expenses of which $8.4 million related to the Terra business acquired on December 31, 2012.

The Company’s net interest expense for 2013 totaled $21.9 million compared with $20.9 million in 2012. The slight increase is primarily due to interest related to the Company’s borrowings under the revolving credit facility.

Income tax expense in 2013 was $10.5 million compared to $5.4 million in 2012. This $5.1 million increase is primarily the result of the improved operating income in 2013. The effective tax rate for the year ended December 31, 2013 was 34.5% compared to 46.3% for the year ended December 31, 2012. The reduction in the effective tax rate is primarily attributable to additional benefits in 2013 from state income tax and research and development credits.

For the year ended December 31, 2013, net income from continuing operations was $19.9 million compared to net income from continuing operations of $6.3 million for the year ended December 31, 2012. This $13.6 million increase was primarily driven by the higher dredging operating income, as described above.

Adjusted EBITDA from continuing operations (as defined on page 43) was $98.9 million and $74.7 million for the years ended December 31, 2013 and 2012, respectively. The increase of $24.2 million, or 32.4%, is related to the increase in dredging segment operating income described above. In 2013, the Company recorded $46.6 million of depreciation and amortization expense that is included as a component of operating income, but is excluded for the purposes of calculating Adjusted EBITDA from continuing operations. The depreciation and amortization expense recorded in 2012 was $37.4 million. In 2013, the Company incurred $2.4 million of additional depreciation and amortization from the Terra business and $5.8 million of additional depreciation at the dredging segment for the capital expenditures from the prior year. During 2012, the Company incurred $4.7 million of accelerated maintenance expenses related to preparation of vessels for the Wheatstone project in Australia that are recognized in the Company’s operating income. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. We have therefore excluded these accelerated maintenance expenses from the calculation of Adjusted EBITDA from continuing operations.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Total revenue was $588.4 million in 2012, an increase of $68.3 million, or 13.1%, from 2011 total revenue of $520.1 million. Higher domestic and foreign capital dredging revenue as well as maintenance revenues were driven by strong execution on prior year backlog and early stages of mobilization for the Wheatstone LNG project in Western Australia. The increases in total revenue were partially offset by declines in coastal protection revenues with fewer contracts performed in 2012 as compared to the larger than normal number of contracts performed in 2011.

Revenues from domestic capital dredging projects of $175.3 million in 2012 increased $19.0 million, or 12.2%, from 2011 revenues of $156.3 million. The Company executed substantially all of its entire backlog from 2011 in addition to 82% of the awards won in 2012. Coastal restoration projects in Louisiana added $58.4 million to domestic capital dredging revenue in the current year, compared to $2.2 million in the prior year. This increase was partially offset by a greater number of domestic capital projects worked in the prior year, including the remaining work on the construction of sand berms off the coast of Louisiana, which accounted for approximately $20.6 million of 2011 revenue that did not reoccur in 2012.

Revenues from foreign dredging operations in 2012 totaled $112.2 million, an increase of $35.0 million, or 45.3%, from 2011 revenues of $77.2 million. 2012 foreign revenue was driven higher with a greater number of large value contracts earned in our Middle East business and early stages of mobilization for the Wheatstone LNG project in Western Australia. Four contracts in our foreign operations comprised over 90% of the revenue earned in 2012.

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

Revenues from maintenance dredging projects in 2012 were $137.9 million, an increase of $21.9 million, or 18.9%, from $116.0 million in 2011. The Company performed a greater number of contracts at a larger dollar value in 2012 as compared to the prior year. An increased backlog at December 31, 2011 combined with larger dollar value of contracts awarded and strong execution contributed to increase the revenue from maintenance dredging year over year. This increase in revenue was partially muted by atypically high revenue in the first half of 2011 as the Company performed maintenance projects that had been delayed from 2010.

Revenues from rivers & lakes projects were $35.9 million for 2012, an increase of $0.4 million, or 1.1%, from $35.5 million in 2011. Revenues were in line with the prior year as there was a slight rise in the number of contracts performed, especially for projects on the Mississippi River, which were offset by shorter length and lower value contracts than the prior year.

The environmental & remediation segment includes our Terra business which did not operate as part of the Company prior to January 1, 2013. The historical demolition and site preparation businesses are a reporting unit of the environmental & remediation segment, but are classified as discontinued and are currently held for sale.

Operating income for 2012 decreased 39.1% to $32.6 million, from $53.5 million in 2011 due to the lower gross profit described above, $11.7 million of gains in the prior year from sales of underutilized assets, and higher general and administrative expenses. The prior year also included $2.2 million of amortization of intangibles from the Rivers & lakes acquisition that were fully amortized by the current year and partially offset the higher expenses.

The Company’s net interest expense for 2012 totaled $20.9 million compared with $21.4 million in 2011. This decrease is primarily due to the Company’s issuance of $250 million of 7.375% senior notes and the related redemption of the Company’s $175 million of 7.75% senior subordinated notes in the 2011 first quarter. Due to timing requirements, both of these note issuances were outstanding and accruing interest for approximately 30 days in 2011, resulting in duplicative interest expense of approximately $1.1 million. In addition, in 2012 the Company realized a $0.1 million gain on interest rate swaps, while 2011 included a $0.4 million gain. Income tax expense in 2012 was $5.4 million compared to $9.9 million in 2011. This $4.5 million decrease is primarily the result of the decrease in the Company’s operating income. The effective tax rate for the year ended December 31, 2012 was 46.3% compared to 37.8% for the year ended December 31, 2011.

For the year ended December 31, 2012, net income from continuing operations was $11.7 million compared to net income from continuing operations of $26.3 million for the year ended December 31, 2011. This $14.6 million decrease was primarily driven by the lower operating income, net of taxes in 2012 as described above.

Adjusted EBITDA from continuing operations (as defined on page 37) was $74.7 million and $90.1 million for the years ended December 31, 2012 and 2011, respectively. The decrease of $15.4 million, or 17.1%, is related to the decrease in dredging segment operating income described above. In 2012, the Company recorded $37.4 million of depreciation and amortization expense that is included as a component of operating income, but is excluded for the purposes of calculating Adjusted EBITDA from continuing operations. The depreciation and amortization expense recorded in 2011 was $37.3 million. During 2012, the Company incurred $4.7 million of accelerated maintenance expenses related to preparation of vessels for the Wheatstone project in Australia that are recognized in the Company’s operating income. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. We have therefore excluded these accelerated maintenance expenses from the calculation of Adjusted EBITDA from continuing operations.

Bidding Activity and Backlog

The following table sets forth, by segment and type of dredging work, the Company’s backlog as of the dates indicated (in thousands):

	December 31,	December 31,		December 31,
Backlog	2013	2012		2011
Dredging:
Capital—U.S.	$176,117	$43,177		$109,897
Capital—foreign	98,666	218,953		78,379
Coastal protection	143,498	80,245		84,607
Maintenance	70,633	22,406		31,293
Rivers & lakes	26,158	24,510		15,256

Dredging Backlog	515,072	389,291		319,432
Environmental & remediation	28,330	31,006	†	—

Total Backlog	$543,402	$420,297		$319,432

†	December 31, 2012 environmental & remediation backlog includes backlog acquired by the Company on December 31, 2012 in connection with the Terra acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. Also, 75% of the Company’s 2013 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

Approximately 91% of the Company’s backlog at December 31, 2013 is expected to be completed and converted into revenue in 2014.

Dredging

The 2013 domestic dredging bid market totaled $1,276.1 million, a 35.8% increase from the 2012 domestic dredging bid market of $939.3 million. The 2013 bid market saw significantly higher coastal protection contracts let to bid than in the prior year, specifically 200% over the amount of projects let to bid in all of 2012. Much of this work was funded by a special appropriations bill passed in response to Superstorm Sandy to restore miles of coastline damaged by the storm. The 2013 domestic capital dredging bid market greatly increased from the prior year primarily due to the addition of the first two phases of the PortMiami project. Partially offsetting this increase were decreases in contract values let to bid in the maintenance dredging and rivers & lakes markets in the current year. The Company won 54% of the overall 2013 domestic bid market, significantly above its 37% win rate of the overall 2012 domestic bid market. The Company’s prior three-year average win rate is 37%. Variability in contract wins from period to period is not unusual. The Company believes trends in its win rate over the prior three year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2013 contracted dredging backlog was $515.1 million. This represents an increase of $125.8 million, or 32.3%, over the Company’s December 31, 2012 dredging backlog of $389.3 million. These amounts do not reflect approximately $136.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2012 the amount of domestic low bids pending award was $82.1 million. Backlog at December 31, 2013 includes $151 million related to the first two phases of the PortMiami deepening project that was awarded in the current year. Excluding the backlog for this project, the remaining increase in the Company’s annual dredging backlog is attributable to higher value coastal protection and maintenance projects won by the Company in 2013 compared to the prior year.

The Company won 65%, or $284.3 million, of the domestic capital dredging projects awarded in 2013. Significant new awards during the year included $174.1 million for the PortMiami deepening project, a New York harbor deepening project and a Louisiana coastal restoration project. Approximately $176.1 million, or 34%, of the Company’s December 31, 2013 contracted dredging backlog consists of domestic capital dredging work, a substantial portion of which is expected to be performed in 2014. Domestic capital dredging backlog at December 31, 2013 was $132.9 million greater than the prior year. Subsequent to year end, the Company was awarded the remaining option of $31.6 million on the PortMiami project, bringing the total contract value to $205.7 million. The government is operating under an approved fiscal year 2014 budget which provided an increase in funding for the Corps. Both the President and Congress continue to put a focus on the importance of our ports to the U.S. economy. Additional funding for work in the Port of Savannah was specifically appropriated in this budget. The Company also anticipates an active bid market related to coastal restoration work in the Gulf over the next twelve months.

Foreign capital dredging backlog decreased to $98.7 million at December 31, 2013 from $219.0 million at the end of 2012. The decrease in the Company’s foreign backlog is a result of the conclusion of our work on a large land reclamation project in Bahrain which the Company worked on since 2006. Additionally, the Company continued to earn on the Wheatstone LNG project, a project in Brazil and a project in Qatar which decreased backlog in 2013. The Company continues to look for work internationally to fully utilize our fleet of vessels. Growth around developing urban areas has spurred land reclamation and large public projects involving dredging to support expanding populations. Global energy demand necessitates improvements in the infrastructure base around sources of rich resources and countries that import global energy. The Company expects the increase in global population and transportation to provide a source of increased future international revenue.

The Company won 57%, or $245.2 million, of the coastal protection projects awarded in 2013. A majority of coastal protection projects won during 2013 were for communities in Florida as well as beaches on the New York/New Jersey coast needed as a result of Superstorm Sandy which impacted the East Coast of the U.S. causing damage to a wide area of private and public infrastructure including severe erosion in many beachfront communities. The Company has contracted dredging backlog related to coastal protection of $143.5 million at December 31, 2013 compared to $80.2 million at the end of 2012. The Company expects to perform its entire coastal protection backlog throughout 2014. In January 2013, the President signed legislation appropriating $50.5 billion in emergency funds to assist the needed relief for the region. These monies are helping people rebuild their homes and communities which in many cases abut the coastline and rely upon the beach. The legislation included nearly $4 billion for long-term Corps projects to clear navigation channels, renourish damaged beaches and mitigate shore erosion from future storms. The Company expects the second wave of projects related to the Sandy funding to be released in the second half of 2014.

The Company won 37%, or $131.3 million, of the maintenance dredging projects awarded in 2013. The Corps awarded several large maintenance projects in the year including two projects in New York/New Jersey totaling $45.2 million, a $10.3 million harbor project in Maryland and six projects in Florida and Georgia. The Company has contracted maintenance dredging backlog at December 31, 2013 of $70.6 million which is $48.2 million higher than the backlog of $22.4 million at December 31, 2012. The Corps’ approved fiscal year 2014 budget includes new funding specifically appropriated for port maintenance dredging. Additionally, the Senate and the House passed versions of the Water Resources Reform and Development Act in 2013 which includes language that will require over time, more money from the Harbor Maintenance Trust Fund (“HMTF”) to be spent on maintenance dredging. The differences in the bills are currently being resolved and we expect passage by the summer of 2014.

Rivers & lakes won 73%, or $31.2 million, of the projects in the markets where the group operates. Rivers & lakes has contracted backlog of $26.2 million at December 31, 2013 which is $1.6 million more than the backlog at December 31, 2012. Rivers & lakes awards in 2013 included a significant remediation project in the Midwest with Terra and a large dredging project in Kansas. Subsequent to year end, the Company was awarded an $89 million project on Lake Decatur in Illinois.

Environmental & remediation

Environmental & remediation services backlog was $28.3 million and $31.0 million at December 31, 2013 and 2012, respectively, a decrease of $2.7 million year over year. During 2013, the Company was awarded a large environment remediation project in Michigan. Environmental & remediation earned revenue on this project during the year along with other backlog acquired as part of the Terra acquisition in 2012. The Company continued to work on the brownfield remediation project in New Jersey. The decrease in backlog is the result of the revenue earned during 2013.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities, the Company’s revolving credit facility and proceeds from previous issuances of long term debt. See Note 7 in the Company’s consolidated financial statements. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities for the years ended December 31, 2013, 2012 and 2011 totaled $74.8 million, $(1.9) million and $24.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In 2013, the increase in net cash provided by operating activities was primarily the result of higher adjusted EBITDA from continuing operations and the recovery of investment in working capital on two significant projects as compared to the same period in the prior year. During 2012, the Company invested nearly $60 million in working capital on these two projects.

The Company’s net cash flows used in investing activities for the years ended December 31, 2013, 2012 and 2011 totaled $46.3 million, $63.4 million and $16.7 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During December 31, 2013, the Company spent $17.1 million, compared to $10.4 million in the prior year, on construction in progress for a vessel being built to our specifications. The Company intends to secure financing during construction and upon completion of the vessel. Additionally, the Company sold two vessels during the year which accounted for $6.7 million in proceeds from dispositions of property and equipment. In the prior year the Company overhauled the engines on the dredge Alaska to provide increased useful life and efficiency which accounted for $5.5 million of investing capital expenditures in 2012. Additionally, the Company spent $13.7 million building a semi-permanent pipeline and purchased a storage yard for $6.4 million during 2012. In 2011, the Company sold the dredges Northerly Island and Victoria Island along with a parcel of land in Channelview, TX adding $15.6 million in proceeds from dispositions of property and equipment.

The Company’s net cash flows provided by (used in) financing activities for the years ended December 31, 2013, 2012 and 2011 totaled $22.5 million, $(23.6) million and $57.4 million, respectively. The increase in cash provided by financing activities was primarily due to net borrowings of $35 million on the Company’s revolving credit facility. Additionally during 2012, the Company paid dividends of $18.6 million and financing fees of $2.0 million related to the revolving credit facility. No dividends or financing fees were paid in 2013. Slightly offsetting the increase, the Company paid $10.5 million on a promissory note related to the Terra acquisition during 2013. The Company issued $250 million of 7.375% senior notes in 2011, resulting in $244.2 million of net proceeds. The Company used a portion of these net proceeds to redeem its $175 million of 7.75% senior subordinated notes in the first three months of 2011 for $180.0 million, which included a redemption premium and unpaid interest. The Company also paid $6.0 million in financing fees on the issuance of the senior notes in 2011.

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior revolving credit facility in an aggregate principal amount of up to $175 million, subfacilities for the issuance of standby letters of credit up to a $125 million sublimit, multicurrency borrowings up to a $50 million sublimit and swingline loans up to a $10 million sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $50 million. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, the Company being in pro forma compliance with the existing financial covenants after giving effect to the increase and other standard conditions. The prior credit agreement with Bank of America N.A. was terminated.

As of December 31, 2013, the Company had $35.0 million of borrowings and $89.0 million of letters of credit outstanding, resulting in $51.0 million of availability under the Credit Agreement.

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

Separately, the Company determined that a perfection trigger event had occurred under the Credit Agreement. As a result, the outstanding obligations under the Credit Agreement, which were previously unsecured, became secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable, subject to the liens and interests of certain other parties holding first priority perfected liens. Under the original terms of the Credit Agreement, the obligations thereunder that became secured under these circumstances could again become unsecured provided that (i) no event of default has occurred and is continuing and (ii) the Company has maintained for two consecutive quarters, and is projected to maintain for the next two consecutive quarters, a total leverage ratio less than or equal to 3.75 to 1.0. Pursuant to the Credit Agreement Waiver and Amendment, this provision has been amended to add the additional condition that no release of the liens securing the obligations under the Credit Agreement can occur until the Company has delivered to the lenders its audited financial statements with respect to its fiscal year ending December 31, 2013.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At December 31, 2013, the Company had outstanding performance bonds with a notional amount of approximately $819.6 million of which $81.8 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $405.6 million.

In addition to its credit facility, the Company has a $24 million International Letter of Credit Facility with Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including our long-term land reclamation project in Bahrain. The Company’s obligations under the agreement are collateralized by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im Bank”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. The Company had no letters of credit issued under this facility at December 31, 2013. At December 31, 2012, the Company also failed to the meet the International Letter of Credit Facility’s requirement of maintaining a minimum fixed charge coverage ratio of 1.25 to 1.0. On March 15, 2013, the Company executed a Waiver to the International Letter of Credit Facility (the “LC Waiver”) pursuant to which the counterparties thereto agreed, among other things, to waive any default, event of default, or possible event of default, as applicable, related to the Company’s failure to meet the above-described financial covenant in the International Letter of Credit Facility.

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

The Company paid dividends of $3.7 million through the first three quarters of 2012. In the fourth quarter of 2012, the board of directors paid a special dividend of $14.9 million representing quarterly dividends that likely would have been declared in the fourth quarter 2012 as well as the acceleration of dividends for the four quarters of 2013 plus an additional return of capital. Prior to that, the Company paid dividends of approximately $1.2 million each quarter, beginning in the second quarter of 2011, and approximately $1.0 million each quarter prior to that in 2011. The future declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on many factors, including general economic and business conditions, the Company’s strategic plans, its financial results and condition and legal requirements, including restrictions and limitations contained in the Credit Agreement, bonding agreement and the indenture relating to its senior notes. Accordingly, the Company cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Australian Dollar and the Brazilian Real, is reflected in the cumulative translation adjustment—net within accumulated other comprehensive income (loss). Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

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

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2013. Additional information related to these obligations can be found in Note 7 and Note 12 to the Company’s consolidated financial statements.

	Obligations coming due in year(s) ending:
			2015-	2018-	2021 and
	Total (1)	2014	2017	2020	beyond
	(in millions)
Long term bank debt (2)	$38.0	$0.9	$37.1	$—	$—
Senior notes (3)	343.7	18.4	55.3	270.0	—
Unconditional purchase commitments (4)	119.6	53.5	66.1	—	—
Operating lease commitments	83.0	18.6	48.6	12.5	3.3

Total	$584.3	$91.4	$207.1	$282.5	$3.3

(1)	Excluded from the above table are $0.2 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.
(2)	Represents the credit agreement. At December 31, 2013, total outstanding on this facility was $35 million. Includes cash interest payments calculated at variable rates between 2.46% and 2.50%.
(3)	Includes cash interest payments calculated at stated fixed rate of 7.375%.
(4)	Includes payments for vessels being built to Company specifications and other contract related commitments.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $76.9 million at December 31, 2013. The Company has granted liens in 2013 subsequent to the end of the prior fiscal year on a substantial portion of its owned operating equipment as security for borrowings under its Credit Agreement. The Company’s Credit Agreement, bonding agreement and the indenture relating to its senior notes also contain provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions. The Company did not meet one of its financial covenants in the Credit Agreement and the International Letter of Credit Facility at December 31, 2012. Both the Credit Agreement and the International Letter of Credit Facility require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.0. The Company’s fixed charge coverage ratio as of December 31, 2012 was 1.12x, resulting in an event of default under the Credit Agreement and the International Letter of Credit Facility. On March 15, 2013, the counterparties thereto agreed, among other things, to waive any default, event of default, or possible event of default, as applicable, related to the Company’s failure to meet the above-described financial covenant in the Credit Agreement and the International Letter of Credit Facility.

The Company finances certain key vessels, office space, and other equipment used in its operations with off-balance sheet operating lease arrangements with unrelated lessors, requiring annual rentals of $18.6 million which decline to $1.5 million over the next nine years subject to future lease arrangements. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

At December 31, 2013, the Company had outstanding performance bonds with a notional amount of approximately $819.6 million of which $81.8 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $405.6 million.

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

A significant portion of the Company’s current dredging operations are conducted outside of the U.S., primarily in the Middle East, Australia and Brazil. It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company’s foreign dredging work is in Bahrain. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar; therefore, there is no foreign currency exposure on these transactions. Additionally, there are no current contracts in Australia or Brazil that present any foreign currency exposure. At December 31, 2013, the Company had no foreign exchange forward contracts outstanding.

At December 31, 2013, the Company had long-term senior notes outstanding with a recorded book value of $250.0 million. The fair value of these notes, which bear interest at a fixed rate of 7.375%, was $261.3 million at December 31, 2013 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2013 the fair value of this fixed rate debt would have increased to $269.7 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 13% of the Company’s costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company’s 2014 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2013. At December 31, 2013 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements for 2012. As of December 31, 2013, there were 6.5 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.87 to $3.14 per gallon. At December 31, 2013, the fair value asset on these contracts was estimated to be $0.3 million, based on quoted market prices and is recorded in other current assets. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 11, 2014, are set forth on pages 64 to 103 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2013 and 2012. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial

Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2013
Contract revenues	$180.2	$147.1	$187.9	$216.3
Costs of contract revenues	(149.4)	(133.4)	(160.0)	(188.3)

Gross profit	30.7	13.8	27.8	28.0
General and administrative expenses	(16.2)	(15.3)	(17.1)	(19.3)
Proceeds from loss of use claim	—	13.3	—	0.1
(Gain) loss on sale of assets—net	—	0.1	(3.2)	(2.6)

Operating income	14.5	11.6	13.9	11.3
Interest expense—net	(5.7)	(5.4)	(5.5)	(5.3)
Equity in earnings (loss) of joint ventures	(0.6)	(0.4)	1.4	0.8
Gain (loss) on foreign currency transactions—net	—	(0.3)	(0.2)	0.1

Income from continuing operations before income taxes	8.2	5.6	9.6	6.9
Income tax provision	(3.5)	(4.1)	(0.7)	(2.1)

Income from continuing operations	4.7	1.5	8.9	4.7
Loss from discontinued operations, net of income taxes	(4.3)	(26.7)	(7.6)	(16.2)

Net income (loss)	0.4	(25.2)	1.3	(11.5)
Net loss attributable to noncontrolling interests	0.0	0.0	0.1	0.5

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.4	$(25.2)	$1.4	$(11.0)

Basic earnings per share attributable to income from continuing operations (1)	$0.08	$0.02	$0.15	$0.08
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.07)	(0.45)	(0.13)	(0.27)

Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.01	$(0.42)	$0.02	$(0.19)

Basic weighted average shares	59.4	59.4	59.5	59.6

Diluted earnings per share attributable to income from continuing operations (1)	$0.08	$0.02	$0.15	$0.08
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.07)	(0.45)	(0.13)	(0.27)

Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.01	$(0.42)	$0.02	$(0.19)

Diluted weighted average shares	60.0	59.4	60.1	60.3

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2012
Contract revenues	$123.7	$135.4	$138.9	$190.5
Costs of contract revenues	(107.8)	(113.6)	(127.5)	(161.4)

Gross profit	15.9	21.8	11.4	29.1
General and administrative expenses	(11.1)	(10.3)	(9.9)	(14.4)
Gain on sale of assets—net	—	(0.1)	(0.1)	—

Operating income	4.8	11.6	1.5	14.7
Interest expense—net	(5.3)	(5.4)	(5.1)	(5.2)
Equity in earnings of joint ventures	—	—	0.2	—
Loss on foreign currency transactions—net	—	—	—	(0.1)

Income from continuing operations before income taxes	(0.5)	6.2	(3.4)	9.4
Income tax (provision) benefit	0.1	(1.8)	0.2	(3.9)

Income (loss) from continuing operations	(0.4)	4.5	(3.1)	5.5
Income (loss) from discontinued operations, net of income taxes	1.3	(3.2)	(2.2)	(5.6)

Net income (loss)	0.9	1.2	(5.3)	(0.1)
Net loss attributable to noncontrolling interests	0.1	0.1	0.0	0.4

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$1.0	$1.3	$(5.3)	$0.3

Basic earnings (loss) per share attributable to income from continuing operations (1)	$(0.01)	$0.08	$(0.05)	$0.09
Basic earnings (loss) per share attributable to loss on discontinued operations, net of income taxes	0.02	(0.05)	(0.04)	(0.09)

Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.02	$0.02	$(0.09)	$(0.00)

Basic weighted average shares	59.0	59.2	59.5	59.3

Diluted earnings (loss) per share attributable to income from continuing operations (1)	$(0.01)	$0.08	$(0.05)	$0.09
Diluted earnings (loss) per share attributable to loss on discontinued operations, net of income taxes	0.02	(0.05)	(0.04)	(0.09)

Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.02	$0.02	$(0.09)	$(0.00)

Diluted weighted average shares	59.4	59.5	59.5	59.9

Note: Items may not sum due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2013. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

b) Changes in internal control over financial reporting

Management had previously identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2012 related to processes and controls to timely and consistently capture and analyze contract change orders in our demolition businesses and insufficient monitoring by corporate office personnel. During 2013, the Company implemented a number of changes in its internal control over financial reporting that have remediated the previously identified material weakness. As previously disclosed, the Company has implemented and executed the Company’s remediation plans, and as of December 31, 2013, such remediation plan was successfully tested and the material weakness was deemed remediated.

Other than those described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Management’s annual report on internal control over financial reporting

The management of Great Lakes Dredge & Dock Corporation, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control—Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

/ s / JONATHAN W. BERGER
Jonathan W. Berger
Chief Executive Officer and Director

/s / WILLIAM S. STECKEL
William S. Steckel
Senior Vice President and Chief Financial Officer

March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013, of the Company and our report dated March 11, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 11, 2014

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board of Directors and Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables” and “Compensation Discussion and Analysis” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board of Directors and Corporate Governance” and “Change of Control of the Company” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1.	Financial Statements

The financial statements are set forth on pages 64 to 103 of this Report and are incorporated by reference in Item 8 of this Report.

2.	Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 104, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 11, 2014

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(in thousands, except per share amounts)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,338	$24,440
Accounts receivable—net	96,515	124,215
Contract revenues in excess of billings	67,432	50,294
Inventories	32,500	28,460
Prepaid expenses	4,211	3,985
Other current assets	39,953	27,135
Assets held for sale	45,104	55,235

Total current assets	361,053	313,764

PROPERTY AND EQUIPMENT—Net	345,620	335,509
GOODWILL	79,326	79,326
OTHER INTANGIBLE ASSETS — Net	1,976	3,067
INVENTORIES—Noncurrent	38,496	37,392
INVESTMENTS IN JOINT VENTURES	8,256	7,047
ASSETS HELD FOR SALE—Noncurrent	8,856	32,661
OTHER	9,062	17,702

TOTAL	$852,645	$826,468

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$116,121	$105,623
Accrued expenses	38,531	35,571
Billings in excess of contract revenues	6,754	9,654
Current portion of long term debt	—	13,047
Liabilities held for sale	32,493	22,129

Total current liabilities	193,899	186,024
7 3/8% SENIOR NOTES	250,000	250,000
REVOLVING CREDIT FACILITY	35,000	—
DEFERRED INCOME TAXES	108,511	106,128
LIABILITIES HELD FOR SALE—Noncurrent	1,212	1,540
OTHER	21,922	9,351

Total liabilities	610,544	553,043

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 59,670 and 59,359 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	6	6
Additional paid-in capital	275,183	271,418
Retained earnings (accumulated deficit)	(31,770)	2,591
Accumulated other comprehensive loss	(473)	(380)

Total Great Lakes Dredge & Dock Corporation equity	242,946	273,635
NONCONTROLLING INTERESTS	(845)	(210)

Total equity	242,101	273,425

TOTAL	$852,645	$826,468

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share amounts)

	2013	2012	2011
CONTRACT REVENUES	$731,418	$588,430	$520,134
COSTS OF CONTRACT REVENUES	631,123	510,272	437,499

GROSS PROFIT	100,295	78,158	82,635
OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	68,039	45,723	40,892
PROCEEDS FROM LOSS OF USE CLAIM	(13,372)	—	—
GAIN ON SALE OF ASSETS—Net	(5,773)	(198)	(11,736)

Total operating income	51,401	32,633	53,479

OTHER EXPENSE:
Interest expense—net	(21,941)	(20,925)	(21,373)
Equity in earnings (loss) of joint ventures	1,208	124	(406)
Loss on foreign currency transactions—net	(351)	(118)	(282)
Loss on extinguishment of debt	—	—	(5,145)

Total other expense	(21,084)	(20,919)	(27,206)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	30,317	11,714	26,273
INCOME TAX PROVISION	(10,460)	(5,419)	(9,944)

INCOME FROM CONTINUING OPERATIONS	19,857	6,295	16,329
Income (loss) from discontinued operations, net of income taxes	(54,850)	(9,635)	922

NET INCOME (LOSS)	(34,993)	(3,340)	17,251
Net (income) loss attributable to noncontrolling interest	632	645	(723)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS OF GREAT LAKES DREDGE & DOCK CORPORATION	$(34,361)	$(2,695)	$16,528

Basic earnings per share attributable to income from continuing operations	$0.33	$0.11	$0.28
Basic earnings (loss) per share attributable to loss on discontinued operations, net of income taxes	(0.91)	(0.15)	—

Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.58)	$(0.04)	$0.28
Basic weighted average shares	59,495	59,195	58,891

Diluted earnings per share attributable to income from continuing operations	$0.33	$0.11	$0.28
Diluted earnings (loss) per share attributable to loss on discontinued operations, net of income taxes	(0.90)	(0.15)	—

Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.57)	$(0.04)	$0.28
Diluted weighted average shares	60,101	59,673	59,230

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	2013	2012	2011
Net income (loss)	$(34,993)	$(3,340)	$17,251
Currency translation adjustment—net of tax (1)	(397)	(6)	(267)
Net unrealized (gain) loss on derivatives—net of tax (2)	304	(377)	(87)

Other comprehensive loss—net of tax	(93)	(383)	(354)

Comprehensive income (loss)	(35,086)	(3,723)	16,897
Comprehensive (income) loss attributable to noncontrolling interests	632	645	(723)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(34,454)	$(3,078)	$16,174

(1)	Net of income tax (provision) benefit of $261, $(7) and $(177) for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Net of income tax (provision) benefit of $204, $(250) and $(58) for the years ended December 31, 2013, 2012 and 2011, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2011	58,770	$6	$266,329	$12,261	$357	$(2,128)	$276,825
Share-based compensation	116	—	1,838	—	—	—	1,838
Vesting of restricted stock units, including impact of shares withheld for taxes	106	—	(291)	—	—	—	(291)
Exercise of stock options	6	—	27	—	—	—	27
Excess income tax benefit from share-based compensation	—	—	55	—	—	—	55
Acquisition of noncontrolling interest in NASDI, LLC	—	—	(40)	—	—	1,973	1,933
Dividends declared and paid ($0.08 per share)	—	—	—	(4,711)	—	—	(4,711)
Dividend equivalents paid on restricted stock units	—	—	—	(36)	—	—	(36)
Net income	—	—	—	16,528	—	723	17,251
Other comprehensive loss—net of tax	—	—	—	—	(354)	—	(354)

BALANCE—December 31, 2011	58,999	$6	$267,918	$24,042	$3	$568	$292,537

Share-based compensation	165	—	3,081	—	—	—	3,081
Vesting of restricted stock units, including impact of shares withheld for taxes	92	—	(231)	—	—	—	(231)
Exercise of stock options	103	—	461	—	—	—	461
Excess income tax benefit from share-based compensation	—	—	189	—	—	—	189
Dividends declared and paid ($0.31 per share)	—	—	—	(18,560)	—	—	(18,560)
Dividend equivalents paid on restricted stock units	—	—	—	(196)	—	—	(196)
Distributions paid to noncontrolling interests	—	—	—	—	—	(133)	(133)
Net loss	—	—	—	(2,695)	—	(645)	(3,340)
Other comprehensive loss—net of tax	—	—	—	—	(383)	—	(383)

BALANCE—December 31, 2012	59,359	$6	$271,418	$2,591	$(380)	$(210)	$273,425

Share-based compensation	96	—	3,251	—	—	—	3,251
Vesting of restricted stock units, including impact of shares withheld for taxes	75	—	(308)	—	—	—	(308)
Exercise of stock options and purchases from employee stock plans	140	—	668	—	—	—	668
Excess income tax benefit from share-based compensation	—	—	154	—	—	—	154
Distributions paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	(34,361)	—	(632)	(34,993)
Other comprehensive loss—net of tax	—	—	—	—	(93)	—	(93)

BALANCE—December 31, 2013	59,670	$6	$275,183	$(31,770)	$(473)	$(845)	$242,101

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$(34,993)	$(3,340)	$17,251
Income (loss) from discontinued operations, net of income taxes	(54,850)	(9,635)	922

Income from continuing operations	19,857	6,295	16,329
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	46,622	37,430	37,282
Equity in (earnings) loss of joint ventures	(1,208)	(124)	406
Loss on extinguishment of 7 3/4% senior subordinated notes	—	—	5,145
Deferred income taxes	(304)	4,471	13,727
Gain on dispositions of property and equipment	(5,773)	(198)	(11,736)
Gain on adjustment of contingent earnout	—	(240)	(1,400)
Amortization of deferred financing fees	1,153	1,245	1,515
Unrealized foreign currency (gain) loss	(179)	208	513
Share-based compensation expense	3,251	3,081	1,838
Excess income tax benefit from share-based compensation	(154)	(189)	(55)
Changes in assets and liabilities:
Accounts receivable	36,260	(17,795)	(22,080)
Contract revenues in excess of billings	(17,142)	(29,661)	(2,961)
Inventories	(5,144)	(2,603)	(4,668)
Prepaid expenses and other current assets	(10,124)	(1,444)	(12,256)
Accounts payable and accrued expenses	22,622	20,253	6,815
Billings in excess of contract revenues	(2,900)	(1,177)	(2,445)
Other noncurrent assets and liabilities	(490)	184	(1,155)

Net cash flows provided by operating activities of continuing operations	86,347	19,736	24,814
Net cash flows provided by (used in) by operating activities of discontinued operations	(11,524)	(21,596)	(251)

Cash provided by (used in) operating activities	74,823	(1,860)	24,563

INVESTING ACTIVITIES:
Purchases of property and equipment	(66,654)	(60,516)	(28,707)
Proceeds from dispositions of property and equipment	6,953	597	16,679
Acquisition of Terra assets	—	(2,000)	—
Proceeds from vendor performance obligations	13,600	—	—

Net cash flows used in investing activities of continuing operations	(46,101)	(61,919)	(12,028)
Net cash flows used in investing activities of discontinued operations	(153)	(1,524)	(4,688)

Cash used in investing activities	(46,254)	(63,443)	(16,716)

	2013	2012	2011

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	—	(175,000)
Senior subordinated notes redemption premium	—	—	(2,264)
Deferred financing fees	—	(2,039)	(5,962)
Repayment of long term note payable	(13,047)	(2,500)	(2,500)
Distributions paid to minority interests	(3)	(133)	—
Dividends paid	—	(18,560)	(4,711)
Dividend equivalents paid on restricted stock units	—	(196)	(36)
Taxes paid on settlement of vested share awards	(308)	(231)	(291)
Repayments of equipment debt	—	—	(9)
Exercise of stock options and purchases from employee stock plans	668	461	27
Excess income tax benefit from share-based compensation	154	189	55
Borrowings under revolving loans	227,000	—	—
Repayments of revolving loans	(192,000)	—	—

Cash provided by (used in) financing activities of continuing operations	22,464	(23,009)	59,309
Cash used in financing activities of discontinued operations	—	(543)	(1,902)

Cash provided by (used in) financing activities	22,464	(23,552)	57,407
Effect of foreign currency exchange rates on cash and cash equivalents	(135)	7	(444)

Net increase (decrease) in cash and cash equivalents	50,898	(88,848)	64,810
Cash and cash equivalents at beginning of period	24,440	113,288	48,478

Cash and cash equivalents at end of period	$75,338	$24,440	113,288

Supplemental Cash Flow Information
Cash paid for interest	$20,083	$19,462	$12,485

Cash paid (refunded) for income taxes	$1,793	$(4,859)	$5,270

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$3,552	$7,747	$5,222

Property and equipment purchased on capital leases and equipment notes	$—	$—	$2,127

Acquisition of noncontrolling interest in NASDI, LLC	$—	$—	$40

Purchase price of Terra assets comprised of promissory notes and other liabilities	$—	$23,798	$—

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2013 AND 2012 AND FOR THE

YEARS ENDED December 31, 2013, 2012 AND 2011

(In thousands, except per share amounts or as otherwise noted)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) are in the business of marine construction, primarily dredging, and specialty contracting which primarily offer demolition, environmental and remediation services. The Company’s primary dredging customers are domestic and foreign government agencies, as well as private entities, and its primary environmental & remediation customers are general contractors, corporations, environmental engineering and construction firms that commission projects and local government and municipal agencies.

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

Revenue and Cost Recognition on Contracts—Substantially all of the Company’s contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. The majority of the Company’s environmental & remediation contracts are also fixed-price contracts, with others performed on a time-and-materials basis. Contract revenues are recognized under the percentage-of-completion method based on the Company’s engineering estimates of the physical percentage completed for dredging projects and based on costs incurred to date compared to total estimated costs for fixed-price environmental & remediation projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion. For environmental & remediation contracts, contract revenues are adjusted to reflect the estimated gross profit percentage. Revisions in estimated gross profit percentages are recorded in the period during which the change in circumstances is experienced or becomes known. As the duration of most of the Company’s contracts is one year or less, the cumulative net impact of these revisions in estimates, individually and in the aggregate across our projects, does not significantly affect our results across reporting periods. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Modifications may be negotiated when a change from the original contract specification is encountered, and a change in project scope, performance methodology and/or material disposal is necessary. Thus, the resulting modification is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital dredging projects have the highest margins due to the complexity of the projects, while coastal protection projects have the most volatile margins because they are most often exposed to variability in weather conditions.

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

Accounts Receivable—Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage generally within one year, and accordingly presents retainage as a current asset. The Company provides an allowance for estimated uncollectible accounts receivable when events or conditions indicate that amounts outstanding are not recoverable.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of acquisition cost over fair value of the net assets acquired. Other identifiable intangible assets mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations and are being amortized over a one to five-year period. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. GAAP requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company has four operating segments that, through aggregation, comprise two reportable segments: dredging and environmental & remediation, previously referred to as the demolition segment. The historical demolition business has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units.

Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. No triggering events were identified in 2013 or 2012. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

The Company capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes. There was no build-to-suit equipment capitalized at December 31, 2013.

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

The Company formally assesses, at inception and on an ongoing basis, the effectiveness of hedges in offsetting changes in the cash flows of hedged items. Hedge accounting treatment may be discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items for forecasted future transactions), (2) the derivative expires or is sold, terminated or exercised, (3) it is no longer probable that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. If management elects to stop hedge accounting, it would be on a prospective basis and any hedges in place would be recognized in accumulated other comprehensive income (loss) until all the related forecasted transactions are completed or are probable of not occurring.

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries where the operations are primarily denominated in the foreign currency are translated into U.S. dollars for reporting. Balance sheet accounts are translated at the current foreign exchange rate at the end of each period and income statement accounts are translated at the average foreign exchange rate for each period. Gains and losses on foreign currency translations are reflected as a currency translation adjustment, net of tax, in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in loss on foreign currency transactions—net.

Noncontrolling Interest —On January 1, 2009 the Company acquired a 65% interest in Yankee Environmental Services, LLC (“Yankee”). Noncontrolling interest at December 31, 2013 and 2012 is related to the membership interest the Company does not own in Yankee.

Earnings Per Share —Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the years ended December 31, 2013, 2012 and 2011 no shares of stock options (“NQSO”) and restricted stock units (“RSU”) were excluded from the diluted weighted-average common shares outstanding, respectively. For the year ended December 31, 2011, 299 thousand NQSOs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such options were determined to be anti-dilutive.

The computations for basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Income from continuing operations	$19,857	$6,295	$16,329
Loss on discontinued operations, net of income taxes, attributable to Great Lakes Dredge & Dock Corporation	(54,218)	(8,990)	199

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	(34,361)	(2,695)	16,528
Weighted-average common shares outstanding—basic	59,495	59,195	58,891
Effect of stock options and restricted stock units	606	478	339

Weighted-average common shares outstanding—diluted	60,101	59,673	59,230

Earnings per share from continuing operations—basic	$0.33	$0.11	$0.28
Earnings per share from continuing operations—diluted	$0.33	$0.11	$0.28

2.	RESTRICTED AND ESCROWED CASH

At December 31, 2013 and 2012, other noncurrent assets include $1,500 of cash held in escrow as security for the Company’s lease rental obligation under a long-term equipment operating lease.

At December 31, 2013 and 2012, assets held for sale include $2,314 and $450 of cash, respectively, held in escrow related to an outstanding lawsuit at our discontinued demolition business.

At December 31, 2013 the Company held cash and cash equivalents of $2,750 in an escrow account related to its sale of a vessel.

3.	ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable at December 31, 2013 and 2012 are as follows:

	2013	2012
Completed contracts	$17,361	$40,230
Contracts in progress	62,177	75,167
Retainage	18,506	18,453

	98,044	133,850
Allowance for doubtful accounts	(1,529)	(1,051)

Total accounts receivable—net	$96,515	$132,799

Current portion of accounts receivable—net	$96,515	$124,215
Long-term accounts receivable and retainage	—	8,584

Total accounts receivable—net	$96,515	$132,799

The components of contracts in progress at December 31, 2013 and 2012 are as follows:

	2013	2012
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$435,470	$288,235
Amounts billed	(370,730)	(240,844)

Costs and earnings in excess of billings for contracts in progress	64,740	47,391
Costs and earnings in excess of billings for completed contracts	2,692	2,903

Total contract revenues in excess of billings	$67,432	$50,294

Billings in excess of costs and earnings:
Amounts billed	$(156,794)	$(331,894)
Costs and earnings for contracts in progress	150,040	322,240

Total billings in excess of contract revenues	$(6,754)	$(9,654)

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and 2012 are as follows:

	2013	2012
Land	$9,220	$9,205
Buildings and improvements	4,124	3,101
Furniture and fixtures	6,477	4,970
Operating equipment	602,395	549,424

Total property and equipment	622,216	566,700

Accumulated depreciation	(276,595)	(231,191)

Property and equipment—net	$345,620	$335,509

Operating equipment of $1,704 and $2,440 was classified as held for sale at December 31, 2013 and 2012, respectively.

Depreciation expense was $45,531, $37,249 and $34,970, for the years ended December 31, 2013, 2012 and 2011, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company performed step one of the demolition reporting unit goodwill impairment test as of June 30, 2013, which compared the fair value of the demolition reporting unit against its carrying amount, including goodwill. In deriving the fair value of the demolition reporting unit, the Company used both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. Based on the first step analysis, management concluded that the fair value of the demolition reporting unit was less than its carrying value; therefore, the Company performed step two of the goodwill impairment analysis.

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

Management determined that the demolition reporting unit’s implied fair value of goodwill was below the carrying value as of June 30, 2013. As a result, the Company recorded a full impairment charge of $21,474. The impairment of goodwill recorded at the historical demolition segment, now referred to as the environmental & remediation segment, is included in Income (loss) from discontinued operations, net of taxes.

The Company performed its most recent annual test of impairment as of July 1, 2013 for the goodwill at the remaining reporting units with no indication of goodwill impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2014 should no triggering events occur which would require a test prior to the next annual test.

The change in the carrying amount of goodwill during the years ended December 31, 2013 and 2012 is as follows:

	Dredging Segment	Environmental & Remediation Segment	Total
Balance—January 1, 2012	$76,575	$—	$76,575
Acquisition of Terra Contracting	—	2,751	2,751

Balance—December 31, 2012	76,575	2,751	79,326

Balance—December 31, 2013	$76,575	$2,751	$79,326

At December 31, 2013 and 2012, the net book value of identifiable intangible assets was as follows:

As of December 31, 2013	Cost	Accumulated Amortization	Net
Non-compete agreement	$1,646	$544	$1,102
Backlog	627	502	125
Trade names	411	82	329
Other	526	106	420

	$3,210	$1,234	$1,976

As of December 31, 2012
Non-compete agreement	$1,646	$216	$1,430
Software and databases	1,209	1,136	73
Backlog	627	—	627
Trade names	411	—	411
Other	526	—	526

	$4,419	$1,352	$3,067

On December 31, 2012 the Company acquired the assets of Terra Contracting, LLC. (“Terra”) resulting in the recognition of additional intangible assets and goodwill. The weighted average amortization period for intangible assets acquired in 2012 is 3.7 years.

Amortization expense was $1,091, $181 and $2,312, for the years ended December 31, 2013, 2012 and 2011, respectively, and is included as a component of general and administrative expenses. Amortization expense related to intangible assets is estimated to be $642 in 2014, $516 in 2015, $409 in 2016 and $409 in 2017.

6.	ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 are as follows:

	2013	2012
Payroll and employee benefits	$13,664	$9,267
Insurance	8,649	7,642
Interest	8,066	7,837
Income and other taxes	3,709	1,426
Percentage of completion adjustment	2,135	1,134
Construction liabilities	—	6,426
Other	2,308	1,839

Total accrued expenses	$38,531	$35,571

7.	LONG-TERM DEBT

Long-term debt at December 31, 2013 and 2012 is as follows:

	2013	2012
Note payable	$—	$13,047
Revolving credit facility	35,000	—
7.375% senior notes	250,000	250,000

Subtotal	285,000	263,047
Current portion of note payable	—	(13,047)

Total	$285,000	$250,000

Credit agreement

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior revolving credit facility in an aggregate principal amount of up to $175,000, subfacilities for the issuance of standby letters of credit up to a $125,000 sublimit, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $50,000. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants both before and after giving effect to the increase, and subject to other standard conditions. The prior credit agreement with Bank of America N.A. was terminated.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. As of December 31, 2013, the Company had $35,000 in borrowings and $89,040 of letters of credit outstanding, resulting in $50,960 of availability under the Credit Agreement. At December 31, 2013, the Company was in compliance with its various financial covenants under its Credit Agreement.

Senior notes

In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019. Interest is paid semi-annually and principal is due at maturity.

Other

Great Lakes has a $24,000 International Letter of Credit Facility with Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank. This facility is used for performance and advance payment guarantees on foreign contracts, including our long-term land reclamation project in Bahrain. The Company’s obligations under the agreement are collateralized by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im Bank”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. At December 31, 2013, there were no letters of credit outstanding under this facility. At December 31, 2012, the Company failed to the meet the International Letter of Credit Facility’s requirement of maintaining a minimum fixed charge coverage ratio of 1.25 to 1.0. On March 15, 2013, the Company executed a Waiver to the International Letter of Credit Facility (the “LC Waiver”) pursuant to which the counterparties thereto agreed, among other things, to waive any default, event of default, or possible event of default, as applicable, related to the Company’s failure to meet the above-described financial covenant in the Credit Agreement and the International Letter of Credit Facility.

In accordance with the purchase of certain assets of Terra (See Note 14), the Company issued a secured promissory note in the amount of $10,547 to the former owner of Terra. The balance of the note of $10,547 was paid in January 2013.

The scheduled principal payments through the maturity date of the Company’s long-term debt, excluding equipment notes, at December 31, 2013, are as follows:

Years Ending December 31

2014	$—
2015	—
2016	—
2017	35,000
2018	—
Thereafter	250,000

Total	$285,000

The Company incurred amortization of deferred financing fees for its long term debt of $1,153, $1,245 and $1,515 for each of the years ended December 31, 2013, 2012 and 2011. Such amortization is recorded as a component of interest expense.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At December 31, 2013 and 2012, the Company held certain derivative contracts that it uses to manage foreign currency risk, commodity price risk or interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$332	$—	$332	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$178	$—	$178	$—

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

Foreign exchange contracts

The Company has various exposures to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At December 31, 2013 and 2012 there were no outstanding contracts.

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to the diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s goal is to hedge approximately 80% of the fuel requirements for work in domestic backlog.

As of December 31, 2013, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through October 2014. As of December 31, 2013, there were 6.5 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through October 2014. Under these swap agreements, the Company will pay fixed prices ranging from $2.87 to $3.14 per gallon.

At December 31, 2013, the fair value asset of the fuel hedge contracts was estimated to be $332 and is recorded in other current assets. At December 31, 2012, the fair value liability of the fuel hedge contracts was estimated to be $178 and was recorded in accrued expenses. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2013 was $270. The remaining gains and losses included in accumulated other comprehensive income (loss) at December 31, 2013 will be reclassified into earnings over the next ten months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of December 31, 2013 and 2012 is as follows:

	Balance Sheet Location	Fair Value at December 31,
		2013	2012
Asset derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Other current assets	$332	$—

Liability derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Accrued expenses	$—	$178

Assets and liabilities measured at fair value on a nonrecurring basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in our consolidated balance sheets and measured at fair value on a nonrecurring basis consist of goodwill and long-lived assets, including other acquired intangibles.

The Company recorded a goodwill impairment charge of $21,474 at the demolition reporting unit. The fair value of goodwill was determined using quantitative models that contained significant unobservable inputs. The operations of the business have been discontinued; therefore, the impairment of goodwill is included in income (loss) on discontinued operations, net of tax. The goodwill for the historical demolition business at December 31, 2012 has been reclassified to assets held for sale.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2013
Goodwill included in assets held for sale
Balance at January 1,	$21,474
Impairment	(21,474)

Balance at December 31,	$—

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive income are as follows:

	2013	2012	2011
Cumulative translation adjustments—net of tax	$(397)	$(6)	$(267)
Derivatives:
Reclassification of derivative losses (gains) to earnings—net of tax	270	3	(1,437)
Change in fair value of derivatives—net of tax	34	(380)	1,350

Net unrealized (gain) loss on derivatives—net of tax	304	(377)	(87)

Total other comprehensive loss	$(93)	$(383)	$(354)

Adjustments reclassified from accumulated balances of other comprehensive income to earnings are as follows:

	Statement of Operations Location	2013	2012	2011
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$450	$5	$(2,319)
	Income tax (provision) benefit	180	2	(882)

		$270	$3	$(1,437)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at December 31, 2013 (See Note 7). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $261,250 at December 31, 2013, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

9.	INCOME TAXES

The Company’s income tax (provision) benefit from continuing and discontinued operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Income tax provision from continuing operations	$(10,460)	$(5,419)	$(9,944)
Income tax benefit from discontinued operations	19,116	7,490	399

Income tax (provision) benefit	$8,656	$2,071	$(9,545)

The Company’s pre- tax income (loss) from domestic and foreign operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Domestic operations	$23,716	$15,884	$21,067
Foreign operations	6,601	(4,170)	5,206

Total pre-tax income	$30,317	$11,714	$26,273

The provision for income taxes from continuing operations as of December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Federal:
Current	$8,384	$859	$(4,577)
Deferred	2,107	1,948	13,064
State:
Current	439	156	339
Deferred	(326)	481	781
Foreign:
Current	1,831	—	337
Deferred	(1,975)	1,975	—

Total	$10,460	$5,419	$9,944

The Company’s income tax provision from continuing operations reconciles to the provision at the statutory U.S. federal income tax rate of 35% as of December 31, 2013, 2012 and 2011 as follows:

	2013	2012	2011
Tax provision at statutory U.S. federal income tax rate	$10,611	$4,100	$9,196
State income tax—net of federal income tax benefit	500	245	769
Foreign income tax provision (benefit)	238	—	(1,367)
Change in deferred state tax rate	—	246	—
Changes in unrecognized tax benefits	(196)	(137)	15
Changes in valuation allowance	(500)	228	1,588
Other	(193)	737	(257)

Income tax provision (benefit)	$10,460	$5,419	$9,944

At December 31, 2013 and 2012, the Company had gross net operating loss carryforwards for state income tax purposes totaling $37,537 and $26,918, respectively. The outstanding carryforwards will expire between 2023 and 2033. At December 31, 2013 and 2012, a valuation allowance has been established for a portion of the deferred tax asset related to these state net operating loss carryforwards in the amount of $0 and $720, respectively.

The Company also has foreign gross net operating loss carryforwards of approximately $7,194 and $10,164 as of December 31, 2013 and 2012. The net operating losses expire between 2014 and 2033. At December 31, 2013 and 2012, a full valuation allowance has been established for the deferred tax asset of $2,505 and $2,632 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

As of December 31, 2013 and 2012, the Company had $253 and $471, respectively, in unrecognized tax benefits, the recognition of which would have an impact of $164 and $241 on the effective tax rate.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2013	2012	2011
Unrecognized tax benefits—January 1	$471	$633	$630
Gross increases—tax positions in prior period	—	79	3
Gross increases—current period tax positions	42	80	—
Gross decreases—expirations	(201)	(321)	—
Gross decreases—tax positions in prior period	(59)	—	—
Settlements	—	—	—

Unrecognized tax benefits—December 31,	$253	$471	$633

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, the Company had approximately $18 and $148, respectively, of interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2011 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2009. In foreign jurisdictions in which the Company operates, years prior to 2010 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Accrued liabilities	$9,427	$8,120
Tax credit carryforwards	2,486	2,366
Foreign NOLs	2,505	2,632
State NOLs	1,599	1,197
Fuel hedges	—	71
Valuation allowance	(2,505)	(3,352)

Total deferred tax assets	13,512	11,034

Deferred tax liabilities:
Depreciation and amortization	(115,542)	(111,321)
Other liabilities	—	(1,975)
Fuel hedges	(132)	—

Total deferred tax liabilities	(115,674)	(113,296)

Net deferred tax liabilities	$(102,162)	(102,262)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$6,349	3,866
Net noncurrent deferred tax liabilities	(108,511)	(106,128)

Net deferred tax liabilities	$(102,162)	(102,262)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. With the exception of certain state and foreign net operating loss carryforwards, a valuation allowance has not been recorded to reduce the balance of deferred tax assets at either December 31, 2013, or December 31, 2012, because the Company believes that it is more likely than not that the deferred income tax assets will ultimately be realized.

10.	SHARE-BASED COMPENSATION

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5,800 shares of common stock.

Compensation cost charged to expense related to share-based compensation arrangements was $3,251 $3,081 and $1,838, for the December 31, 2013 2012 and 2011, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the

NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life.

For grants issued in 2013, 2012 and 2011, the volatility assumptions were based on historical volatility of Great Lakes and comparable publicly-traded companies, primarily more mature and well-established companies in the engineering and construction sector.

There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $4.06, $2.93 and $2.23 respectively. The fair value of each option was estimated using the following assumptions:

	2013	2012	2011
Expected volatility	58.2%	55.0%	50.0%
Expected dividends	0.0%	1.3%	1.6%
Expected term (in years)	6.0	5.5 - 6.5	5.5 - 6.5
Risk free rate	1.0%	0.7% - 1.0%	1.5% - 2.2%

A summary of stock option activity under the Incentive Plan as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000’s)
Outstanding as of January 1, 2013	1,637	$5.56
Granted	369	7.56
Exercised	(84)	4.11
Forfeited or Expired	(10)	7.56

Outstanding as of December 31, 2013	1,912	$6.00	7.4	$6,129

Vested at December 31, 2013	1,015	$5.39	6.4	$3,864
Vested or expected to vest at December 31, 2013	1,903	$5.99	8.6	$2,240

Restricted stock units

RSUs generally vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant- Date Fair Value
Outstanding as of January 1, 2013	608	$5.96
Granted	222	7.60
Vested	(112)	5.94
Forfeited	(127)	6.73

Outstanding as of December 31, 2013	591	$6.43

Expected to vest at December 31, 2013	511	$6.27

As of December 31, 2013, there was $3,786 of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $308 and $231 for the years ended December 31, 2013 and 2012, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. All of our directors are non-employee directors with the exception of Mr. Berger. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company received an annual retainer of $155, payable quarterly in arrears, and was paid 50% in cash and 50% in common stock of the Company. The Chairman of the Board received an additional $250 of compensation, paid in stock.

In the years ended December 31, 2013, 2012 and 2011, 96 thousand, 93 thousand and 83 thousand shares, respectively, of the Company’s common stock were issued to non-employee directors under the Incentive Plan.

11.	RETIREMENT PLANS

The Company sponsors four 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”), a third plan specifically for its employees that are members of a tugboat union and a fourth for the salary and non-union employees of certain subsidiaries (“Affiliated Plan”). Under the Salaried Plan, the Hourly Plan and the Affiliated Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan and Affiliated Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. The Company’s expense for matching and discretionary contributions for 2013, 2012 and 2011, was $5,123, $4,017 and $3,936, respectively.

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

At December 31, 2013 a funding improvement plan was in place for the Massachusetts Laborers Pension Fund, a multiemployer plan to which the Company contributes. This plan did not require the Company to pay a surcharge on contributions for years presented. The Company does not expect any future increased contributions to have a material negative impact on its financial position, results of operations or cash flows for future years. The risks of participating in multiemployer plans are different from single employer plans as assets contributed are available to provide benefits to employees of other employers and unfunded obligations from an employer that discontinues contributions are the responsibility of all remaining employers. In addition, in the event of a plan’s termination or the Company’s withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits. However, information from the plans’ administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits. The Company is currently investigating any potential withdrawal liability associated with the potential sale of the historical demolition segment. At this time, no information is available to determine the value, if any, of a withdrawal liability.

12.	COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2013, the Company had outstanding performance bonds with a notional amount of approximately $819,584, of which $81,784 relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $405,561.

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

In 2009, the Company’s subsidiary, NASDI, LLC (“NASDI”), received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating waste disposal activities at an allegedly unpermitted disposal site owned by a third party with whom NASDI contracted for the disposal of waste materials in 2007 and 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office. Should a claim be brought, NASDI intends to defend itself vigorously. Based on consideration of all of the facts and circumstances now known, the Company does not believe this claim will have a material impact on its business, financial position, results of operations or cash flows.

In 2011, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain documents relating to certain projects performed by NASDI since January 2005. The Company conducted an internal investigation into this matter and has cooperated with the grand jury’s investigation. Based on the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, any action the U.S. Attorney may take, or the impact, if any, that this matter may have on the Company’s business, financial position, results of operations or cash flows.

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. These three actions were consolidated and recaptioned In re Great Lakes Dredge & Dock Corporation Securities Litigation, Case No. 1:13-cv-02115, on June 10, 2013. The plaintiffs filed an amended class action complaint on August 9, 2013, which the defendants moved to dismiss on October 8, 2013. The Company denies liability and intends to vigorously defend this action.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013 and was voluntarily dismissed on June 10, 2013. A third, similar lawsuit captioned St. Lucie County Fire District Firefighters Pension Trust Fund v. Leight et al., Case No. 13 CH 15483, was filed in Cook County Circuit Court in Illinois on July 8, 2013, and has since been transferred to DuPage County Circuit Court and consolidated with the Hammoud action. The Hammoud/St. Lucie plaintiffs have filed a consolidated amended complaint on December 9, 2013, but the action is otherwise stayed until there is a ruling on the motion to dismiss the securities class action. A fourth, similar lawsuit (that additionally named one current and one former executive as defendants) captioned Griffin v. Berger et al., Case No. 1:13-cv-04907, was filed in the Northern District of Illinois on July 9, 2013. The Griffin action is also stayed pending a ruling on the motion to dismiss the securities class action.

In 2012, the Company contracted with a shipyard to perform the functional design drawings, detailed design drawings and follow on construction of a new Articulated Tug & Barge (“ATB”) Trailing Suction Hopper Dredge. In April 2013, the Company terminated the contract with the shipyard for default and the counterparty sent the Company a notice requesting arbitration under the contract on the Company’s termination for default, including but not limited to the Company’s right to draw on letters of credit that had been issued by the shipyard as financial security required in the contract. In May 2013, the Company drew upon the shipyard’s letters of credit related to the contract and received $13,600. Arbitration proceedings were initiated. In January 2014, the Company and the shipyard executed a settlement agreement pursuant to which the Company retained $10,500 of the proceeds of the financial security and remitted $3,100 of those funds to the shipyard, all other claims were released, and the arbitration was dismissed with prejudice.

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

Future minimum operating lease payments at December 31, 2013, are as follows:

2014	$18,581
2015	17,773
2016	16,532
2017	14,270
2018	5,871
Thereafter	9,891

Total minimum operating lease payments	$82,918

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2013, 2012 and 2011 was $21,620, $18,370 and $18,316, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

13.	RELATED-PARTY TRANSACTIONS

The historical demolition business is operated out of a building owned by a minority interest owner in Yankee and prior to 2011, a profits interest owner in NASDI. In 2013, 2012 and 2011, NASDI and Yankee paid the minority interest owner $449, $449 and $483, respectively, for rent and property taxes.

Our rivers & lakes group operated out of facilities owned by the former owner and an employee of the group. The Company paid $95, $95 and $103 in rent to the building owner during 2013, 2012 and 2011, respectively. The rivers & lakes group relocated part of its operations to a new facility in late 2013.

Certain units of our Environmental & remediation segment operate out of facilities owned by an employee who is also the former owner of Terra. In 2013, the Company paid $243 for rent on the two properties. As the purchase of Terra occurred on December 31, 2012, the Company paid no rents in 2012 or 2011.

The Company has a current receivable due from TerraSea Environmental Solutions, a joint venture, of $2,064 at December 31, 2013.

14.	BUSINESS COMBINATIONS AND DISPOSITIONS

Discontinued Operations

Businesses or asset groups are reported as discontinued operations when the Company commits to a plan to divest the business or group and the sale of the business or asset group is deemed probable within the next twelve months. In the fourth quarter, the management team proposed, and the Board of Directors approved, a plan to sell our historical demolition business. The Company has received indications of interest and expects to finalize disposition of the demolition business in 2014. The disposal group of the historical demolition business has therefore been classified as discontinued operations for all periods presented.

Included in the results of discontinued operations for the year ended December 31, 2013 is a provision of $18,436 to reduce the net assets of the historical demolition businesses to fair value less costs to sell. Fair values were determined using various factors including a third-party appraisal of equipment, an evaluation of working capital and non-binding letters of interest. The loss on disposition of assets held for sale is subject to change prior to completion of the disposition and could differ materially from the Company’s estimate.

To the extent the Company incurs liabilities for exit costs, including severance, other employee benefit costs and operating lease obligations, the liabilities will be measured at fair value and recorded when incurred.

The results of the businesses have been reported in discontinued operations as follows:

	2013	2012	2011
Revenue	$39,550	$100,602	$107,199
Income (loss) before income taxes from discontinued operations	$(55,530)	$(17,125)	$523
Preliminary loss on disposal of assets held for sale	(18,436)	—	—
Income tax benefit	19,116	7,490	399

Income (loss) from discontinued operations, net of income taxes	$(54,850)	$(9,635)	$922

The major classes of assets and liabilities of businesses reported as discontinued operations are shown below:

	2013	2012
Assets:
Accounts receivable—net	$15,445	$24,928
Contract revenues in excess of billings	13,130	19,355
Other current assets	14,825	8,512
Property and equipment—net	8,765	11,030
Goodwill	—	21,474
Other intangible assets—net	91	157

Assets of discontinued operations	$52,256	$85,456

Liabilities:
Accounts payable	$9,480	$13,783
Accrued expenses	4,091	6,669
Reserve for loss on disposal	18,436	—
Other current liabilities	486	1,677
Other liabilities	1,212	1,540

Liabilities of discontinued operations	$33,705	$23,669

Terra Contracting acquisition

On December 31, 2012, the Company acquired the assets including certain assumed liabilities of Terra, a provider of a wide variety of essential services for environmental, maintenance and infrastructure-related applications headquartered in Kalamazoo, MI, for a purchase price of approximately $26 million. The Terra acquisition broadened the Company’s environmental & remediation segment with additional services and expertise as well as expanded its footprint in the Midwest. The seller may receive cash payments for any of the calendar years ended 2013, 2014 and 2015 if certain earnings based criteria are met. Per the purchase agreement, for each calendar year, the earnout payment amount shall be equal to (i) 25% of the amount, up to $500, by which EBITDA exceeds $4,000 plus (ii) 50% of the amount by which EBITDA exceeds $4,500; provided, that in no event shall seller receive an amount more than $2,000. At December 31, 2013 and 2012, the fair value of the recorded earnout liability was $1,833 and $1,636 of which $725 and $647 is recorded in accrued liabilities and $1,108 and $989 is recorded in other liabilities, respectively. After assuming the seller’s indebtedness, the acquisition was funded with a seller note of $10,547 and future contingent consideration. In addition, $2,000 of cash was placed in escrow pursuant to the indemnification clauses in the purchase agreement. The balance of the note was paid in January 2013.

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

The Company and its subsidiaries currently operate in two reportable segments: dredging and environmental & remediation. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for 2013, 2012 and 2011, is provided as follows:

	2013	2012	2011
Dredging:
Contract revenues	$642,602	$588,229	$520,134
Operating income	54,683	32,947	53,793
Depreciation and amortization	44,118	37,279	37,176
Total assets	821,253	757,666	742,292
Property and equipment—net	330,689	323,082	298,140
Goodwill	76,575	76,575	76,575
Investment in joint ventures	8,256	7,047	6,923
Capital expenditures	57,902	64,598	22,860
Environmental & remediation:
Contract revenues	94,840	201	—
Operating income (loss)	(3,282)	(314)	(314)
Depreciation and amortization	2,504	150	106
Total assets	31,392	68,802	46,168
Property and equipment—net	14,931	12,427	901
Goodwill	2,751	2,751	—
Capital expenditures	4,100	—	—

	2013	2012	2011
Intersegment:
Contract revenues	$(6,024)	$—	$—
Total:
Contract revenues	731,418	588,430	520,134
Operating income	51,401	32,633	53,479
Depreciation and amortization	46,622	37,430	37,282
Total assets	852,645	826,468	788,460
Property and equipment—net	345,620	335,509	299,041
Goodwill	79,326	79,326	76,575
Investment in joint ventures	8,256	7,047	6,923
Capital expenditures	62,002	64,598	22,860

The Company classifies the revenue related to its dredging projects into the following types of work:

	2013	2012	2011
Capital dredging— U.S.	$153,781	$175,317	$156,251
Capital dredging—foreign	138,436	112,242	77,232
Coastal protection dredging	228,868	126,873	135,164
Maintenance dredging	90,833	137,924	116,016
Rivers & lakes	30,684	35,873	35,471

Total dredging	$642,602	$588,229	$520,134

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2013, 2012, and 2011, as follows:

	2013	2012	2011
Contract revenues	$138,436	$112,242	$77,232
Costs of contract revenues	(117,029)	(104,038)	(63,256)

Gross profit	$21,407	$8,204	$13,976

In 2013, foreign revenues were primarily from projects in the Middle East as well as for the Wheatstone LNG project in Western Australia. In 2012, the majority of the Company’s foreign revenue came from projects in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2013 and 2012, long-lived assets with a net book value of $104,099 and $88,003, respectively, were located outside of the U.S.

The Company’s primary customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to waterway navigation and flood control. In 2013, 2012 and 2011, 45.0%, 68.9% and 55.6%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2013 and 2012, approximately 48.7% and 32.6%, respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

In 2013, the Company earned significant revenue from a large, single customer foreign contract. The contract is with another dredging company and is subject to terms that limit our ability to control the operations affecting the profitability of the Company’s contract. The expected revenue and profit on this contract is subject to material changes based upon the actual time and costs incurred to perform the work and the realization of contract incentives which may be outside the Company’s control. Changes in the estimated profitability of this contract may have a material effect on the Company’s operating results, cash flows or financial condition until the project is completed, which is expected in 2015.

Prior to 2013, revenue from foreign projects was concentrated in Bahrain and primarily with the government of Bahrain which comprised of 14.2% and 9.1% of total revenue in 2012 and 2011, respectively. At December 31, 2013 and 2012, approximately 13.1% and 24.5%, respectively, of accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts with the government of Bahrain. There is a dependence on future projects in the Bahrain region, as vessels are currently located there. However, certain of the vessels located in Bahrain can be moved back to the U.S. or all can be moved to other international markets as opportunities arise.

16.	SUBSIDIARY GUARANTORS

The Company’s long-term debt at December 31, 2013 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of December 31, 2013 and 2012;

(ii)	statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011; and

(iii)	statements of cash flows for the years ended December 31, 2013, 2012 and 2011.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$71,939	$3,399	$—	$—	$75,338
Accounts receivable—net	95,476	1,039	—	—	96,515
Receivables from affiliates	131,984	7,337	12,205	(151,526)	—
Contract revenues in excess of billings	63,591	3,841	—	—	67,432
Inventories	32,500	—	—	—	32,500
Prepaid expenses	3,913	—	298	—	4,211
Other current assets	19,636	137	20,180	—	39,953
Assets held for sale	41,763	11,877	—	(8,536)	45,104

Total current assets	460,802	27,630	32,683	(160,062)	361,053
PROPERTY AND EQUIPMENT—Net	345,612	8	—	—	345,620
GOODWILL	79,326	—	—	—	79,326
OTHER INTANGIBLE ASSETS—Net	1,976	—	—	—	1,976
INVENTORIES — Noncurrent	38,496	—	—	—	38,496
INVESTMENTS IN JOINT VENTURES	8,256	—	—	—	8,256
INVESTMENTS IN SUBSIDIARIES	1,212	—	638,955	(640,167)	—
ASSETS HELD FOR SALE—Noncurrent	8,796	60	—	—	8,856
OTHER	3,886	3	5,193	(20)	9,062

TOTAL	$948,362	$27,701	$676,831	$(800,249)	$852,645

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$115,235	$754	$132	$—	$116,121
Payables to affiliates	96,270	24,862	30,394	(151,526)	—
Accrued expenses	28,086	15	10,430	—	38,531
Billings in excess of contract revenues	6,754	—	—	—	6,754
Current portion of long term debt	—	—	—	—	—
Liabilities held for sale	38,158	2,871	—	(8,536)	32,493

Total current liabilities	284,503	28,502	40,956	(160,062)	193,899
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	35,000	—	35,000
DEFERRED INCOME TAXES	—	—	108,531	(20)	108,511
LIABILITIES HELD FOR SALE—Noncurrent	1,212	—	—	—	1,212
OTHER	21,679	—	243	—	21,922

Total liabilities	307,394	28,502	434,730	(160,082)	610,544
Total Great Lakes Dredge & Dock Corporation Equity	640,968	(801)	242,946	(640,167)	242,946
NONCONTROLLING INTERESTS	—	—	(845)	—	(845)

TOTAL EQUITY	640,968	(801)	242,101	(640,167)	242,101

TOTAL	$948,362	$27,701	$676,831	$(800,249)	$852,645

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$24,272	$168	$—	$—	$24,440
Accounts receivable—net	124,215	—	—	—	124,215
Receivables from affiliates	102,971	3,882	38,115	(144,968)	—
Contract revenues in excess of billings	50,294	—	—	—	50,294
Inventories	28,460	—	—	—	28,460
Prepaid expenses	3,883	—	102	—	3,985
Other current assets	13,465	22	13,648	—	27,135
Assets held for sale	53,694	5,344	—	(3,803)	55,235

Total current assets	401,254	9,416	51,865	(148,771)	313,764
PROPERTY AND EQUIPMENT—Net	335,500	9	—	—	335,509
GOODWILL	79,326	—	—	—	79,326
OTHER INTANGIBLE ASSETS—Net	3,067	—	—	—	3,067
INVENTORIES—Noncurrent	37,392	—	—	—	37,392
INVESTMENTS IN JOINT VENTURES	7,047	—	—	—	7,047
INVESTMENTS IN SUBSIDIARIES	2,127	—	618,954	(621,081)	—
ASSETS HELD FOR SALE—Noncurrent	32,294	367	—	—	32,661
OTHER	11,356	3	6,343	—	17,702

TOTAL	$909,363	$9,795	$677,162	$(769,852)	$826,468

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$105,622	$—	$1	$—	$105,623
Payables to affiliates	101,475	4,845	38,648	(144,968)	—
Accrued expenses	27,157	18	8,396	—	35,571
Billings in excess of contract revenues	9,654	—	—	—	9,654
Current portion of long term debt	13,047	—	—	—	13,047
Liabilities held for sale	24,262	1,670	—	(3,803)	22,129

Total current liabilities	281,217	6,533	47,045	(148,771)	186,024
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	—	—	—
DEFERRED INCOME TAXES	(16)	—	106,144	—	106,128
LIABILITIES HELD FOR SALE—Noncurrent	1,540	—	—	—	1,540
OTHER	8,803	—	548	—	9,351

Total liabilities	291,544	6,533	403,737	(148,771)	553,043
Total Great Lakes Dredge & Dock Corporation Equity	617,819	3,262	273,635	(621,081)	273,635
NONCONTROLLING INTERESTS	—	—	(210)	—	(210)

TOTAL EQUITY	617,819	3,262	273,425	(621,081)	273,425

TOTAL	$909,363	$9,795	$677,162	$(769,852)	$826,468

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$718,041	$24,932	$—	$(11,555)	$731,418
Costs of contract revenues	(614,908)	(27,770)	—	11,555	(631,123)

Gross profit	103,133	(2,838)	—	—	100,295
OPERATING EXPENSES:
General and administrative expenses	68,029	10	—	—	68,039
Proceeds from loss of use claim	(13,372)	—	—	—	(13,372)
Gain on sale of assets—net	(5,775)	—	2	—	(5,773)

Operating income (loss)	54,251	(2,848)	(2)	—	51,401
Interest expense—net	(136)	(256)	(21,549)	—	(21,941)
Equity in earnings (loss) of subsidiaries	212	—	59,477	(59,689)	—
Equity in earnings of joint ventures	1,208	—	—	—	1,208
Loss on foreign currency transactions—net	(3)	(348)	—	—	(351)

Income (loss) from continuing operations before income taxes	55,532	(3,452)	37,926	(59,689)	30,317
Income tax (provision) benefit	293	4	(10,757)	—	(10,460)

Income (loss) from continuing operations	55,825	(3,448)	27,169	(59,689)	19,857
Loss from discontinued operations, net of income taxes	(55,106)	(1,448)	(62,162)	63,866	(54,850)

Net income (loss)	719	(4,896)	(34,993)	4,177	(34,993)
Net loss attributable to noncontrolling interests	—	—	632	—	632

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$719	$(4,896)	$(34,361)	$4,177	$(34,361)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$1,023	$(5,293)	$(34,454)	$4,270	$(34,454)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$588,430	$—	$—	$—	$588,430
Costs of contract revenues	(509,620)	(652)	—	—	(510,272)

Gross profit	78,810	(652)	—	—	78,158
OPERATING EXPENSES:
General and administrative expenses	42,547	31	3,145	—	45,723
(Gain) loss on sale of assets—net	(293)	—	95	—	(198)

Operating income (loss)	36,556	(683)	(3,240)	—	32,633
Interest expense—net	(580)	(133)	(20,212)	—	(20,925)
Equity in earnings (loss) of subsidiaries	(1)	—	36,888	(36,887)	—
Equity in earnings of joint ventures	124	—	—	—	124
Loss on foreign currency transactions—net	(118)	—	—	—	(118)

Income (loss) from continuing operations before income taxes	35,981	(816)	13,436	(36,887)	11,714
Income tax (provision) benefit	(6)	—	(5,413)	—	(5,419)

Income (loss) from continuing operations	35,975	(816)	8,023	(36,887)	6,295
Loss from discontinued operations, net of income taxes	(9,798)	(1,707)	(11,363)	13,233	(9,635)

Net income (loss)	26,177	(2,523)	(3,340)	(23,654)	(3,340)
Net loss attributable to noncontrolling interests	—	—	645	—	645

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$26,177	$(2,523)	$(2,695)	$(23,654)	$(2,695)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$25,800	$(2,529)	$(3,078)	$(23,271)	$(3,078)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$518,200	$4,513	$—	$(2,579)	$520,134
Costs of contract revenues	(433,641)	(6,437)	—	2,579	(437,499)

Gross profit	84,559	(1,924)	—	—	82,635
OPERATING EXPENSES:
General and administrative expenses	37,479	58	3,355	—	40,892
Gain on sale of assets—net	(11,747)	—	11	—	(11,736)

Operating income (loss)	58,827	(1,982)	(3,366)	—	53,479
Interest expense—net	(489)	(156)	(20,728)	—	(21,373)
Equity in earnings (loss) of subsidiaries	(10)	—	56,518	(56,508)	—
Equity in earnings of joint ventures	(406)	—	—	—	(406)
Loss on foreign currency transactions—net	(264)	(18)	—	—	(282)
Loss on extinguishment of debt	—	—	(5,145)	—	(5,145)

Income (loss) from continuing operations before income taxes	57,658	(2,156)	27,279	(56,508)	26,273
					—
Income tax (provision) benefit	5	5	(9,954)	—	(9,944)

Income (loss) from continuing operations	57,663	(2,151)	17,325	(56,508)	16,329
Income (loss) from discontinued operations, net of income taxes	679	2,328	(74)	(2,011)	922

Net income (loss)	58,342	177	17,251	(58,519)	17,251
Net income attributable to noncontrolling interests	—	—	(723)	—	(723)

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$58,342	$177	$16,528	$(58,519)	$16,528

Comprehensive income attributable to Great Lakes Dredge & Dock Corporation	$58,255	$(90)	$16,174	$(58,165)	$16,174

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$126,736	$(7,748)	$(32,641)	$—	$86,347
Net cash flows used in operating activities of discontinued operations	(5,049)	(6,475)	—	—	(11,524)

Cash provided by (used in) operating activities	121,687	(14,223)	(32,641)	—	74,823
INVESTING ACTIVITIES:
Purchases of property and equipment	(66,654)	—	—	—	(66,654)
Proceeds from dispositions of property and equipment	6,953	—	—	—	6,953

Proceeds from vendor performance obligations	13,600	—	—	—	13,600
Net change in accounts with affiliates	(37,282)	(302)	—	37,584	—

Net cash flows used in investing activities of continuing operations	(83,383)	(302)	—	37,584	(46,101)
Net cash flows used in investing activities of discontinued operations	(153)	—	—	—	(153)

Cash provided by (used in) investing activities	(83,536)	(302)	—	37,584	(46,254)
FINANCING ACTIVITIES:
Repayment of long term note payable	(2,500)	—	(10,547)	—	(13,047)
Distributions paid to minority interests	—	—	(3)	—	(3)
Taxes paid on settlement of vested share awards	—	—	(308)	—	(308)
Net change in accounts with affiliates	—	10,342	8,603	(18,945)	—
Capital contributions	—	926	(926)	—	—
Exercise of stock options and purchases from employee stock plans	—	—	668	—	668
Excess income tax benefit from share-based compensation	—	—	154	—	154

Borrowings under revolving loans	—	—	227,000	—	227,000
Repayments of revolving loans	—	—	(192,000)	—	(192,000)

Net cash flows provided by (used in) financing activities of continuing operations	(2,500)	11,268	32,641	(18,945)	22,464

Net cash flows provided by financing activities of discontinued operations	12,016	6,623	—	(18,639)	—

Cash provided by financing activities	9,516	17,891	32,641	(37,584)	22,464
Effect of foreign currency exchange rates on cash and cash equivalents	—	(135)	—	—	(135)

Net increase in cash and cash equivalents	47,667	3,231	—	—	50,898
Cash and cash equivalents at beginning of period	24,272	168	—	—	24,440

Cash and cash equivalents at end of period	$71,939	$3,399	$—	$—	$75,338

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$48,544	$(831)	$(27,977)	$—	$19,736
Net cash flows used in operating activities of discontinued operations	(20,636)	(960)	—	—	(21,596)

Cash provided by (used in) operating activities	27,908	(1,791)	(27,977)	—	(1,860)
INVESTING ACTIVITIES:
Purchases of property and equipment	(60,516)	—	—	—	(60,516)
Proceeds from dispositions of property and equipment	597	—	—	—	597
Acquisition of Terra assets	(2,000)	—	—	—	(2,000)

Net cash flows used in investing activities of continuing operations	(61,919)	—	—	—	(61,919)
Net cash flows used in investing activities of discontinued operations	(1,524)	—	—	—	(1,524)

Cash used in investing activities	(63,443)	—	—	—	(63,443)
FINANCING ACTIVITIES:
Deferred financing fees	—	—	(2,039)	—	(2,039)
Repayment of long term note payable	(2,500)	—	—	—	(2,500)
Distributions paid to minority interests	—	—	(133)	—	(133)
Dividends paid	—	—	(18,560)	—	(18,560)
Dividend equivalents paid on restricted stock units	—	—	(196)	—	(196)
Taxes paid on vested share awards	—	—	(231)	—	(231)
Net change in accounts with affiliates	(46,135)	(2,351)	48,486	—	—
Exercise of stock options	—	—	461	—	461
Excess income tax benefit from share-based compensation	—	—	189	—	189

Net cash flows provided by (used in) financing activities of continuing operations	(48,635)	(2,351)	27,977	—	(23,009)
Net cash flows provided by (used in) financing activities of discontinued operations	(543)	—	—	—	(543)

Cash provided by (used in) financing activities	(49,178)	(2,351)	27,977	—	(23,552)

Effect of foreign currency exchange rates on cash and cash equivalents	—	7	—	—	7

Net decrease in cash and cash equivalents	(84,713)	(4,135)	—	—	(88,848)

Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$24,272	$168	$—	$—	$24,440

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$63,432	$(2,185)	$(36,433)	$—	$24,814
Net cash flows provided by (used in) operating activities of discontinued operations	(958)	707	—	—	(251)
Cash provided by (used in) operating activities	62,474	(1,478)	(36,433)	—	24,563
INVESTING ACTIVITIES:
Purchases of property and equipment	(28,707)	—	—	—	(28,707)
Proceeds from dispositions of property and equipment	16,679	—	—	—	16,679

Net cash flows used in investing activities of continuing operations	(12,028)	—	—	—	(12,028)
Net cash flows used in investing activities of discontinued operations	(4,688)	—	—	—	(4,688)
Cash used in investing activities	(16,716)	—	—	—	(16,716)
FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/8% senior notes	—	—	250,000	—	250,000
Redemption of 7 3/4% senior subordinated notes	—	—	(175,000)	—	(175,000)
Senior subordinated notes redemption premium	—	—	(2,264)	—	(2,264)
Deferred financing fees	—	—	(5,962)	—	(5,962)
Repayment of long term note payable	(2,500)		—	—	(2,500)
Dividends paid	—	—	(4,711)	—	(4,711)
Dividend equivalents paid on restricted stock units	—	—	(36)	—	(36)
Taxes paid on vested share awards	—	—	(291)	—	(291)
Net change in accounts with affiliates	19,222	6,163	(25,385)	—	—
Capital contributions	—	—	—	—	—
Repayments of equipment debt	(9)	—	—	—	(9)
Exercise of stock options	—	—	27	—	27
Borrowings under revolving loans	—	—	55	—	55

Net cash flows provided by financing activities of continuing operations	16,713	6,163	36,433	—	59,309
Net cash flows used in financing activities of discontinued operations	(1,902)	—	—	—	(1,902)
Cash provided by financing activities	14,811	6,163	36,433	—	57,407
Effect of foreign currency exchange rates on cash and cash equivalents	—	(444)	—	—	(444)

Net increase in cash and cash equivalents	60,569	4,241	—	—	64,810

Cash and cash equivalents at beginning of period	48,416	62	—	—	48,478

Cash and cash equivalents at end of period	$108,985	$4,303	$—	$—	$113,288

Great Lakes Dredge & Dock Corporation

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2011
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	$855	$—	$—	$—	$855

Year ended December 31, 2012
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	$855	$946	$—	$(750)	$1,051

Year ended December 31, 2013
Allowances deducted from assets to which they apply:

Allowances for doubtful accounts	$1,051	$478	$—	$—	$1,529

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

Date: March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/ S / JONATHAN W. BERGER Jonathan W. Berger	March 11, 2014	Chief Executive Officer and Director (Principal Executive Officer)

/ S / WILLIAM S. STECKEL William S. Steckel	March 11, 2014	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/ S / CARL A. ALBERT Carl A. Albert	March 11, 2014	Director

/ S / STEPHEN H. BITTEL Stephen H. Bittel	March 11, 2014	Director

/ S / PETER R. DEUTSCH Peter R. Deutsch	March 11, 2014	Director

/ S / DENISE E. DICKINS Denise E. Dickins	March 11, 2014	Director

/ S / NATHAN D. LEIGHT Nathan D. Leight	March 11, 2014	Director

/ S / DOUGLAS B. MACKIE Douglas B. Mackie	March 11, 2014	Director

/ S / JASON G. WEISS Jason G. Weiss	March 11, 2014	Director

I. EXHIBIT INDEX

Number	Document Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (1)

2.2	Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006. (2)

2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C. (3)

3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation). (4)

3.2	Third Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, effective as of March 8, 2011. (5)

3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp. (6)

4.1	Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee. (7)

4.2	Supplemental Indenture, dated May 6, 2011, among NASDI, LLC, a Delaware limited liability company, a subsidiary of Great Lakes Dredge & Dock Corporation, as issuer, the Company, the existing Guarantors, and Wells Fargo Bank, National Association, as trustee (33)

4.3	Supplemental Indenture, dated January 15, 2013, among Terra Contracting Services, LLC, a Delaware limited liability company, a subsidiary of Great Lakes Dredge & Dock Corporation, as issuer, the Company, the existing Guarantors, and Wells Fargo Bank, National Association, as trustee (34)

4.4	Form of 7.375% Senior Note due 2019 (filed as Exhibit A to the Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee). (7)

4.5	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation. (11)

10.1	Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (9)

10.2	First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (10)

10.3	Second Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 14, 2005, by and among the Great Lakes Dredge & Dock Corporation, the subsidiaries of Great Lakes Dredge & Dock Company, Travelers Casualty and Surety Company, United Pacific Insurance Company, Reliance National Insurance Company, Reliance Surety Company and Travelers Casualty and Surety Company of America. (13)

Number	Document Description
10.4	Third Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (14)

10.5	Fourth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 12, 2007, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (18)

10.6	Fifth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 27, 2009, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (15)

10.7	Sixth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated January 24, 2011, by and among the Company, the subsidiaries of the Company party thereto, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (7)

10.8	Seventh Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 11, 2011, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (26)

10.9	International Letter of Credit Agreement, dated September 29, 2006, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (23)

10.10	First Amendment to International Letter of Credit Agreement, dated July 16, 2007, by and among Great Lakes Dredge & Dock Corporation and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (16)

10.11	Second Amendment to International Letter of Credit Agreement dated September 29, 2009, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (17)

10.12	Third Amendment to International Letter of Credit Agreement dated June 12, 2012, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (34)

10.13	Waiver to International Letter of Credit Agreement, dated as of March 15, 2013, to the International Letter of Credit Agreement, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association. (31)

10.14	Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (6)

10.15	Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. †(6)

10.16	Employment Agreement between the Company and Jonathan W. Berger. †(12)

10.17	Employment Agreement between the Company and Bruce J. Biemeck. †(12)

Number	Document Description
10.18	Employment Agreement dated as of April 9, 2012 between Great Lakes Dredge & Dock Corporation and David E. Simonelli. †(27)

10.19	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Corporation and Kyle D. Johnson. †(28)

10.20	Offer letter, dated as of August 9, 2012 to William S. Steckel. †(34)

10.21	Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012. †(25)

10.22	401(k) Savings Plan. †(19)

10.23	401(k) Lost Benefit Plan. †(11)

10.24	Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. *†

10.25	Lease Agreement between North American Site Developers, Inc. and MJC Berry Enterprises, LLC, dated as of December 31, 2006. (20)

10.26	Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp. (3)

10.27	Limited Liability Company Agreement, dated April 30, 2008, by and among NASDI Holdings Corporation, Christopher A. Berardi and NASDI, LLC. (21)

10.28	Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(35)

10.29	Form of Great Lakes Dredge & Dock Corporation Non-Qualified Stock Option Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.30	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.31	Form of Great Lakes Dredge & Dock Corporation Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.32	Asset Purchase Agreement dated as of December 31, 2010 among Great Lakes Dredge & Dock Corporation, L.W. Matteson, Inc., Lawrence W. Matteson and Larry W. Matteson. (8)

10.33	Registration Rights Agreement, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein. (7)

10.34	Credit Agreement dated as of June 4, 2012 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the other Credit Parties party thereto, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. (29)

10.35	First Amendment to Credit Agreement dated as of December 11, 2012 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the other Credit Parties party thereto, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. (30)

Number	Document Description
10.36	Waiver and Amendment No. 2 to Credit Agreement, dated as of March 15, 2013, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (31)

10.37	Amendment No. 3 to Credit Agreement, dated as of July 3, 2013, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (32)

10.38	Lender-Surety Priority Agreement, dated as of June 4, 2012, by and between Wells Fargo Bank, National Association and Zurich American Insurance Company and its subsidiaries and affiliates. (34)

10.39	Agreement of Indemnity, dated as of September 7, 2011, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., NASDI, LLC, NASDI Holdings Corporation, Yankee Environmental Services, LLC, Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. (34)

10.40	Vessel Construction Agreement, dated January 10, 2014, by and between Eastern Shipbuilding Group, Inc. and Great Lakes Dredge & Dock Company, LLC. *#

12.1	Ratio of Earnings to Fixed Charges.*

14.1	Code of Business Conduct and Ethics. (24)

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004 (Commission file no. 333-64687).

(2)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).
(3)	Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01).
(4)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 001-33225).
(5)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 14, 2011 (Commission file no. 001-33225).
(6)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225).
(7)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 28, 2011 (Commission file no. 001-33225).
(8)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 3, 2011 (Commission file no. 001-33225).
(9)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(10)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(11)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 001-33225).
(12)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2010 (Commission file no. 001-33225).
(13)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 17, 2005 (Commission file no. 333-64687).
(14)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4, 2006 (Commission file no. 333-64687).
(15)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 29, 2009 (Commission file no. 001-33225).
(16)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(17)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 5, 2009 (Commission file no. 001-33225).
(18)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(19)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687).
(20)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 20, 2007 (Commission file no. 001-33225).
(21)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 6, 2008 (Commission file no. 001-33225).
(22)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 1, 2011 (Commission file no. 001-33225).
(23)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(24)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 11, 2010 (Commission file no. 001-33225).
(25)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012 (Commission file no. 001-33225).
(26)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 16, 2011 (Commission file no. 001-33225).
(27)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 13, 2012 (Commission file no. 001-33225).

(28)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 2, 2012 (Commission file no. 001-33225).
(29)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 7, 2012 (Commission file no. 001-33225).
(30)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 14, 2012 (Commission file no. 001-33225).
(31)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 19, 2013 (Commission file no. 001-33225).
(32)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 10, 2013 (Commission file no. 001-33225).
(33)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 9, 2011 (Commission file no. 001-33225).
(34)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 29, 2013 (Commission file no. 001-33225).
(35)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 4, 2012 (Commission file no. 001-33225).
*	Filed herewith
#	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
†	Compensatory plan or arrangement