Form 10-Q
period 2014-03-31
Great Lakes Dredge & Dock CORP
filed 2014-05-07
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, 59,815,840 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2014

PART I — Financial Information

Item  1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,695	$75,338
Accounts receivable—net	65,507	96,515
Contract revenues in excess of billings	93,061	67,432
Inventories	34,707	32,500
Prepaid expenses and other current assets	39,461	44,164
Assets held for sale	32,773	45,104

Total current assets	324,204	361,053
PROPERTY AND EQUIPMENT—Net	356,986	345,620
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	81,047	81,302
INVENTORIES—Noncurrent	36,707	38,496
INVESTMENTS IN JOINT VENTURES	7,055	8,256
ASSETS HELD FOR SALE—Noncurrent	9,274	8,856
OTHER	10,517	9,062

TOTAL	$825,790	$852,645

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,535	$116,121
Accrued expenses	32,251	38,531
Billings in excess of contract revenues	4,961	6,754
Liabilities held for sale	26,581	32,493

Total current liabilities	173,328	193,899
7 3/8% SENIOR NOTES	250,000	250,000
REVOLVING CREDIT FACILITY	37,000	35,000
DEFERRED INCOME TAXES	107,931	108,511
LIABILITIES HELD FOR SALE—Noncurrent	707	1,212
OTHER	19,124	21,922

Total liabilities	588,090	610,544

COMMITMENTS AND CONTINGENCIES (Note 7)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 59,784 and 59,670 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	6	6
Additional paid-in capital	275,610	275,183
Accumulated deficit	(36,965)	(31,770)
Accumulated other comprehensive loss	(951)	(473)

Total Great Lakes Dredge & Dock Corporation equity	237,700	242,946
NONCONTROLLING INTERESTS	—	(845)

Total equity	237,700	242,101

TOTAL	$825,790	$852,645

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Contract revenues	$174,382	$180,153
Costs of contract revenues	153,475	149,419

Gross profit	20,907	30,734
General and administrative expenses	17,870	16,236
Loss on sale of assets—net	152	2

Operating income	2,885	14,496
Interest expense—net	(5,016)	(5,733)
Equity in loss of joint ventures	(1,843)	(591)
Gain on foreign currency transactions—net	65	36

Income (loss) from continuing operations before income taxes	(3,909)	8,208
Income tax (provision) benefit	1,453	(3,456)

Income (loss) from continuing operations	(2,456)	4,752
Loss from discontinued operations, net of income taxes	(2,739)	(4,341)

Net income (loss)	(5,195)	411
Net loss attributable to noncontrolling interest	—	22

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(5,195)	$433

Basic earnings (loss) per share attributable to continuing operations	(0.04)	0.08
Basic loss per share attributable to discontinued operations, net of tax	(0.05)	(0.07)

Basic earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.09)	$0.01
Basic weighted average shares	59,708	59,369
Diluted earnings (loss) per share attributable to continuing operations	(0.04)	0.08
Diluted loss per share attributable to discontinued operations, net of tax	(0.05)	(0.07)

Diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.09)	$0.01
Diluted weighted average shares	59,708	60,017

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$(5,195)	$411
Currency translation adjustment—net of tax (1)	(189)	(6)
Net unrealized (gain) loss on derivatives—net of tax (2)	(289)	17

Other comprehensive income (loss)—net of tax	(478)	11

Comprehensive income (loss)	(5,673)	422
Comprehensive loss attributable to noncontrolling interests	—	22

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(5,673)	$444

(1)	Net of income tax expense of $126 and $4 for three months ended March 31, 2014 and 2013, respectively.
(2)	Net of income tax (expense) benefit of $(194) and $11 for the three months ended March 31, 2014 and 2013, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Loss	Interests	Total
BALANCE—January 1, 2014	59,670	$6	$275,183	$(31,770)	$(473)	$(845)	$242,101
Share-based compensation	40	—	996	—	—	—	996
Exercise of options and purchases from employee stock plans	74	—	415	—	—	—	415
Excess income tax benefit from share-based compensation	—	—	4	—	—	—	4
Purchase of noncontrolling interest	—	—	(988)	—	—	845	(143)
Net loss	—	—	—	(5,195)	—	—	(5,195)
Other comprehensive loss—net of tax	—	—	—	—	(478)	—	(478)

BALANCE—March 31, 2014	59,784	$6	$275,610	$(36,965)	$(951)	$—	$237,700

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Total
BALANCE—January 1, 2013	59,359	$6	$271,418	$2,591	$(380)	$(210)	$273,425
Share-based compensation	27	—	751	—	—	—	751
Vesting of restricted stock units, including impact of shares withheld for taxes	5	—	(28)	—	—	—	(28)
Excess income tax benefit from share-based compensation	—	—	15	—	—	—	15
Net income (loss)	—	—	—	433	—	(22)	411
Other comprehensive income—net of tax	—	—	—	—	11	—	11

BALANCE—March 31, 2013	59,391	$6	$272,156	$3,024	$(369)	$(232)	$274,585

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(5,195)	$433
Loss from discontinued operations, net of income taxes	(2,739)	(4,319)

Income (loss) from continuing operations	(2,456)	4,752
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	10,885	11,451
Equity in loss of joint ventures	1,843	591
Deferred income taxes	(3,125)	(1,691)
Loss on sale of assets	152	2
Amortization of deferred financing fees	288	288
Unrealized foreign currency (gain) loss	(188)	41
Share-based compensation expense	996	751
Excess income tax benefit from share-based compensation	(4)	(15)
Changes in assets and liabilities:
Accounts receivable	30,390	921
Contract revenues in excess of billings	(25,457)	(6,446)
Inventories	(418)	3,116
Prepaid expenses and other current assets	12,684	2,733
Accounts payable and accrued expenses	(14,070)	(23,502)
Billings in excess of contract revenues	(1,793)	(2,340)
Other noncurrent assets and liabilities	(1,082)	(812)

Net cash flows provided by (used in) operating activities of continuing operations	8,645	(10,160)
Net cash flows used in operating activities of discontinued operations	(2,635)	(3,072)

Cash provided by (used in) operating activities	6,010	(13,232)
INVESTING ACTIVITIES:
Purchases of property and equipment	(21,631)	(15,364)
Proceeds from dispositions of property and equipment	64	58
Proceeds from (payments on) vendor performance obligations	(3,100)	—

Net cash flows used in investing activities of continuing operations	(24,667)	(15,306)
Net cash flows used in investing activities of discontinued operations	(26)	(150)

Cash used in investing activities	(24,693)	(15,456)
FINANCING ACTIVITIES:
Repayments of long term note payable	—	(10,547)
Taxes paid on settlement of vested share awards	—	(28)
Purchase of noncontrolling interest	(205)	—
Exercise of options and purchases from employee stock plans	415	—
Excess income tax benefit from share-based compensation	4	15
Borrowings under revolving loans	40,000	79,500
Repayments of revolving loans	(38,000)	(58,000)

Net cash flows provided by financing activities of continuing operations	2,214	10,940
Net cash flows used in financing activities of discontinued operations	—	(25)

Cash provided by financing activities	2,214	10,915
Effect of foreign currency exchange rates on cash and cash equivalents	(174)	(24)

Net decrease in cash and cash equivalents	(16,643)	(17,797)
Cash and cash equivalents at beginning of period	75,338	24,440

Cash and cash equivalents at end of period	$58,695	$6,643

Supplemental Cash Flow Information
Cash paid for interest	$9,486	$9,881

Cash paid (refunded) for income taxes	$(12,449)	$241

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$10,235	$6,253

Purchase of noncontrolling interest	$988	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2014, and its results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013 have been included.

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

The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. These costs have averaged approximately 22% to 23% of total costs of contract revenues over the prior three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

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

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2014, the dilutive effect of 789 thousand shares of stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during this period. The impact of these shares would have been antidilutive. For the three months ended March 31, 2013, zero options to purchase shares of common stock were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended
(shares in thousands)	March 31,
	2014	2013
Income (loss) from continuing operations	$(2,456)	$4,752
Loss on discontinued operations, net of income taxes, attributable to Great Lakes Dredge & Dock Corporation	(2,739)	(4,319)

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	(5,195)	433
Weighted-average common shares outstanding — basic	59,708	59,369
Effect of stock options and restricted stock units	—	648

Weighted-average common shares outstanding — diluted	59,708	60,017

Earnings (loss) per share from continuing operations — basic	$(0.04)	$0.08
Earnings (loss) per share from continuing operations — diluted	$(0.04)	$0.08

3. Accounts receivable and contracts in progress

Accounts receivable at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Completed contracts	$15,248	$17,361
Contracts in progress	33,352	62,177
Retainage	18,436	18,506

	67,036	98,044
Allowance for doubtful accounts	(1,529)	(1,529)

Total accounts receivable—net	$65,507	$96,515

The components of contracts in progress at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$704,049	$435,470
Amounts billed	(616,628)	(370,730)

Costs and earnings in excess of billings for contracts in progress	87,421	64,740
Costs and earnings in excess of billings for completed contracts	5,640	2,692

Total contract revenues in excess of billings	$93,061	$67,432

Billings in excess of costs and earnings:
Amounts billed	$(177,450)	$(156,794)
Costs and earnings for contracts in progress	172,489	150,040

Total billings in excess of contract revenues	$(4,961)	$(6,754)

4. Accrued expenses

Accrued expenses at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Payroll and employee benefits	$10,171	$13,664
Insurance	9,426	8,649
Income and other taxes	4,055	3,709
Interest	3,308	8,066
Percentage of completion adjustment	2,422	2,135
Other	2,869	2,308

Total accrued expenses	$32,251	$38,531

5. Long-term debt

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $175,000, subfacilities for the issuance of standby letters of credit up to a $125,000 sublimit, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $50,000. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants both before and after giving effect to the increase, and subject to other standard conditions.

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the revolving credit facility will bear interest at the option of the Company of either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

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

In 2013, outstanding obligations under the Credit Agreement, which were previously unsecured, were secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable, subject to the liens and interests of certain other parties holding first priority perfected liens. Under the terms of the Credit Agreement, the obligations thereunder that became secured could again become unsecured provided that (i) no event of default has occurred and is continuing, (ii) the Company has maintained for two consecutive quarters, and is projected to maintain for the next two consecutive quarters, a total leverage ratio less than or equal to 3.75 to 1.0 and (iii) the Company has delivered to the lenders its audited financial statements with respect to its fiscal year ending December 31, 2013. At March 31, 2014, the Credit Agreement remains secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of March 31, 2014, the Company had $37,000 of borrowings on the revolver and $90,781 of letters of credit outstanding, resulting in $47,219 of availability under the Credit Agreement. At March 31, 2014, the Company was in compliance with its various financial covenants under its Credit Agreement.

In addition to its Credit Agreement, the Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of March 31, 2014, Great Lakes had no letters of credit outstanding under this facility. At March 31, 2014, the Company also had $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

6. Fair value measurements

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At March 31, 2014 and December 31, 2013, the Company held certain derivative contracts that it uses to manage foreign currency risk and commodity price risk. The Company does not hold or issue derivatives for speculative or trading purposes. In addition, other nonfinancial assets and liabilities are measured at fair value in the financial statements on a nonrecurring basis. The fair values of these financial instruments and nonfinancial assets and liabilities measured at the reporting date are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$152	$—	$152	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$332	$—	$332	$—

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At March 31, 2014 and December 31, 2013, there were no outstanding contracts.

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

As of March 31, 2014, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through February 2015. As of March 31, 2014, there were 4.4 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through February 2015. Under these swap agreements, the Company will pay fixed prices ranging from $2.87 to $3.14 per gallon.

At March 31, 2014, the fair value liability of the fuel hedge contracts was estimated to be $152 and is recorded in accrued expenses. At December 31, 2013, the fair value asset of the fuel hedge contracts was estimated to be $332 and is recorded in prepaid expenses and other current assets. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2014 was $46. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2014 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the fuel hedge contracts outstanding as of March 31, 2014 and December 31, 2013 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2014	2013
Asset derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Prepaid expenses and other current assets	$—	$332

Liability derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Accrued expenses	$152	$—

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive income are as follows:

	Three Months Ended
	March 31,
	2014	2013
Cumulative translation adjustments—net of tax	$(189)	$(6)
Derivatives:
Reclassification of derivative losses (gains) to earnings—net of tax	(46)	137
Change in fair value of derivatives—net of tax	(243)	(120)

Net unrealized (gain) loss on derivatives—net of tax	(289)	17

Total other comprehensive income (loss)	$(478)	$11

Adjustments reclassified from accumulated balances of other comprehensive income to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2014	2013
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(77)	$228
	Income tax (provision) benefit	(31)	91

		$(46)	$137

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at March 31, 2014. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $261,875 at March 31, 2014, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

7. Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2014, the Company had outstanding performance bonds valued at approximately $843,298, of which $71,917 relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $318,793.

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

As discussed in Note 8, on April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC, which together comprised the Company’s historical demolition business, to a privately owned demolition company. Under the terms of the divestiture, the Company retained certain pre-closing liabilities relating to the disposed business. Certain of these liabilities are described below.

In 2009, NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating waste disposal activities at an allegedly unpermitted disposal site owned by a third party with whom NASDI contracted for the disposal of waste materials in 2007 and 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office. Should a claim be brought, the Company intends to defend this matter vigorously.

In 2011, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain documents relating to certain projects performed by NASDI since January 2005. The Company conducted an internal investigation into this matter and has cooperated with the grand jury’s investigation. Based on the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, and any action the U.S. Attorney may take.

On April 24, 2014, NASDI received a subpoena from a federal grand jury in the District of Massachusetts directing NASDI to furnish certain emails for the years 2004 to the present for the email accounts of certain former and present NASDI employees. The Company is cooperating with the grand jury’s investigation. Based on the limited information known to the Company, the Company cannot predict the outcome of the investigation, the U.S. Attorney’s views of the issues being investigated, and any action the U.S. Attorney may take.

8. Business dispositions

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, its two subsidiaries that comprised the historical demolition business. Under the terms of the agreement, the Company received cash and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, and net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims. In the fourth quarter of 2013, the Company recorded a preliminary loss on disposal of assets held for sale in discontinued operations, which is subject to change based upon the final terms of the sale, including subsequent adjustments to the purchase price related to additional proceeds.

To the extent the Company incurs liabilities for exit costs, including severance, other employee benefits costs and operating lease obligations, the liabilities will be measured at fair value and recorded when incurred.

The results of the businesses have been reported in discontinued operations as follows:

	Three Months Ended
	March 31,
	2014	2013
Revenue	$12,124	$8,694
Loss before income taxes from discontinued operations	$(9,620)	$(7,901)
Income tax benefit	6,881	3,560

Loss from discontinued operations, net of income taxes	$(2,739)	$(4,341)

The major classes of assets and liabilities of businesses reported as discontinued operations are shown below:

	March 31,	December 31,
	2014	2013
Assets:
Accounts receivable—net	$14,605	$15,445
Contract revenues in excess of billings	12,427	13,130
Other current assets	4,037	14,825
Property and equipment—net	9,189	8,765
Other intangible assets —net	85	91

Assets of discontinued operations	$40,343	$52,256

Liabilities:
Accounts payable	$7,586	$9,480
Accrued expenses	6,466	4,091
Reserve for loss on disposal	11,098	18,436
Other current liabilities	1,431	486
Other liabilities	707	1,212

Liabilities of discontinued operations	$27,288	$33,705

9. Segment information

The Company and its subsidiaries currently operate in two reportable segments: dredging and environmental and remediation. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is provided as follows:

	Three Months Ended
	March 31,
	2014	2013
Dredging
Contract revenues	$161,960	$173,959
Operating income	7,429	19,000
Environmental & remediation
Contract revenues	$12,730	$6,194
Operating loss	(4,544)	(4,504)
Intersegment revenues	$(308)	$—
Total
Contract revenues	$174,382	$180,153
Operating income	2,885	14,496

Foreign dredging revenue of $16,470 and $38,385 for the three months ended March 31, 2014 and 2013, respectively, was primarily attributable to work done in Brazil as well as for the Wheatstone LNG project in Western Australia.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

10. Subsidiary guarantors

The Company’s long-term debt at March 31, 2014 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of March 31, 2014 and December 31, 2013;

(ii)	statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013; and

(iii)	statements of cash flows for the three months ended March 31, 2014 and 2013.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,659	$1,971	$65	$—	$58,695
Accounts receivable — net	65,507	—	—	—	65,507
Receivables from affiliates	104,275	8,066	46,065	(158,406)	—
Contract revenues in excess of billings	88,168	4,893	—	—	93,061
Inventories	34,707	—	—	—	34,707
Prepaid expenses and other current assets	28,614	307	10,540	—	39,461
Assets held for sale	29,647	11,599	—	(8,473)	32,773

Total current assets	407,577	26,836	56,670	(166,879)	324,204
PROPERTY AND EQUIPMENT—Net	356,979	7	—	—	356,986
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	81,047	—	—	—	81,047
INVENTORIES — Noncurrent	36,707	—	—	—	36,707
INVESTMENTS IN JOINT VENTURES	7,055	—	—	—	7,055
INVESTMENTS IN SUBSIDIARIES	4,644	—	585,671	(590,315)	—
ASSETS HELD FOR SALE—Noncurrent	9,220	54	—	—	9,274
OTHER	5,609	3	4,905	—	10,517

TOTAL	$908,838	$26,900	$647,246	$(757,194)	$825,790

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$108,459	$640	$436	$—	$109,535
Payables to affiliates	124,689	24,101	9,616	(158,406)	—
Accrued expenses	26,536	16	5,699	—	32,251
Billings in excess of contract revenues	4,961	—	—	—	4,961
Liabilities held for sale	33,669	1,385	—	(8,473)	26,581

Total current liabilities	298,314	26,142	15,751	(166,879)	173,328
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	37,000	—	37,000
DEFERRED INCOME TAXES	1,682	—	106,249	—	107,931
LIABILITIES HELD FOR SALE—Noncurrent	707	—	—	—	707
OTHER	18,578	—	546	—	19,124

Total liabilities	319,281	26,142	409,546	(166,879)	588,090
Total Great Lakes Dredge & Dock Corporation Equity	589,557	758	237,700	(590,315)	237,700
NONCONTROLLING INTERESTS	—	—	—	—	—

TOTAL EQUITY	589,557	758	237,700	(590,315)	237,700

TOTAL	$908,838	$26,900	$647,246	$(757,194)	$825,790

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,939	$3,399	$—	$—	$75,338
Accounts receivable — net	95,476	1,039	—	—	96,515
Receivables from affiliates	131,984	7,337	12,205	(151,526)	—
Contract revenues in excess of billings	63,591	3,841	—	—	67,432
Inventories	32,500	—	—	—	32,500
Prepaid expenses and other current assets	23,549	137	20,478	—	44,164
Assets held for sale	41,763	11,877	—	(8,536)	45,104

Total current assets	460,802	27,630	32,683	(160,062)	361,053
PROPERTY AND EQUIPMENT—Net	345,612	8	—	—	345,620
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	81,302	—	—	—	81,302
INVENTORIES — Noncurrent	38,496	—	—	—	38,496
INVESTMENTS IN JOINT VENTURES	8,256	—	—	—	8,256
INVESTMENTS IN SUBSIDIARIES	1,212	—	638,955	(640,167)	—
ASSETS HELD FOR SALE—Noncurrent	8,796	60	—	—	8,856
OTHER	3,886	3	5,193	(20)	9,062

TOTAL	$948,362	$27,701	$676,831	$(800,249)	$852,645

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$115,235	$754	$132	$—	$116,121
Payables to affiliates	96,270	24,862	30,394	(151,526)	—
Accrued expenses	28,086	15	10,430	—	38,531
Billings in excess of contract revenues	6,754	—	—	—	6,754
Current portion of long term debt	—	—	—	—	—
Liabilities held for sale	38,158	2,871	—	(8,536)	32,493

Total current liabilities	284,503	28,502	40,956	(160,062)	193,899
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	35,000	—	35,000
DEFERRED INCOME TAXES	—	—	108,531	(20)	108,511
LIABILITIES HELD FOR SALE—Noncurrent	1,212	—	—	—	1,212
OTHER	21,679	—	243	—	21,922

Total liabilities	307,394	28,502	434,730	(160,082)	610,544
Total Great Lakes Dredge & Dock Corporation Equity	640,968	(801)	242,946	(640,167)	242,946
NONCONTROLLING INTERESTS	—	—	(845)	—	(845)

TOTAL EQUITY	640,968	(801)	242,101	(640,167)	242,101

TOTAL	$948,362	$27,701	$676,831	$(800,249)	$852,645

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$173,322	$6,029	$—	$(4,969)	$174,382
Costs of contract revenues	(150,737)	(7,707)	—	4,969	(153,475)

Gross profit	22,585	(1,678)	—	—	20,907
OPERATING EXPENSES:
General and administrative expenses	17,870	—	—	—	17,870
Loss on sale of assets—net	152	—	—	—	152

Operating loss	4,563	(1,678)	—	—	2,885
Interest expense—net	69	(129)	(4,956)	—	(5,016)
Equity in earnings (loss) of subsidiaries	(1,143)	—	3,505	(2,362)	—
Equity in loss of joint ventures	(1,843)	—	—	—	(1,843)
Gain on foreign currency transactions—net	58	7	—	—	65

Income (loss) from continuing operations before income taxes	1,704	(1,800)	(1,451)	(2,362)	(3,909)
Income tax benefit	480	—	973	—	1,453

Income (loss) from continuing operations	2,184	(1,800)	(478)	(2,362)	(2,456)
Loss from discontinued operations, net of income taxes	(2,868)	(1,024)	(4,717)	5,870	(2,739)

Net loss	(684)	(2,824)	(5,195)	3,508	(5,195)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—

Net loss attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(684)	$(2,824)	$(5,195)	$3,508	$(5,195)

Comprehensive loss attributable to Great Lakes Dredge & Dock Corporation	$(973)	$(3,013)	$(5,673)	$3,986	$(5,673)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$177,907	$2,246	$—	$—	180,153
Costs of contract revenues	(147,283)	(2,136)	—	—	(149,419)

Gross profit	30,624	110	—	—	30,734
OPERATING EXPENSES:
General and administrative expenses	16,236	—	—	—	16,236
Loss on sale of assets—net	2	—	—	—	2

Operating income (loss)	14,386	110	—	—	14,496
Interest expense—net	(19)	(42)	(5,672)	—	(5,733)
Equity in earnings (loss) of subsidiaries	(1,670)	—	16,208	(14,538)	—
Equity in loss of joint ventures	(591)	—	—	—	(591)
Loss on foreign currency transactions—net	36	—	—	—	36

Income from continuing operations before income taxes	12,142	68	10,536	(14,538)	8,208
Income tax (provision) benefit	17	—	(3,473)	—	(3,456)

Income from continuing operations	12,159	68	7,063	(14,538)	4,752
Income (loss) from discontinued operations, net of income taxes	(4,383)	(5)	(6,652)	6,699	(4,341)

Net income (loss)	7,776	63	411	(7,839)	411
Net (income) loss attributable to noncontrolling interest	—	—	22	—	22

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$7,776	$63	$433	$(7,839)	$433

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$7,793	$57	$444	$(7,850)	$444

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$11,746	$(2,094)	$(1,007)	$—	$8,645
Net cash flows provided by (used in) operating activities of discontinued operations	(1,611)	(1,024)	—	—	(2,635)

Cash provided by (used in) operating activities	10,135	(3,118)	(1,007)	—	6,010
INVESTING ACTIVITIES:
Purchases of property and equipment	(21,631)	—	—	—	(21,631)
Proceeds from dispositions of property and equipment	64	—	—	—	64
Proceeds from (payments on) vendor performance obligations	(3,100)	—	—	—	(3,100)
Net change in accounts with affiliates	(722)	—	—	722	—

Net cash flows used in investing activities of continuing operations	(25,389)	—	—	722	(24,667)
Net cash flows used in investing activities of discontinued operations	(26)	—	—	—	(26)

Cash used in investing activities	(25,415)	—	—	722	(24,693)
FINANCING ACTIVITIES:
Purchase of noncontrolling interest	—	—	(205)	—	(205)
Net change in accounts with affiliates	—	1,864	(1,142)	(722)	—
Exercise of options and purchases from employee stock plans	—	—	415	—	415
Excess income tax benefit from share-based compensation	—	—	4	—	4
Borrowings under revolving loans	—	—	40,000	—	40,000
Repayments of revolving loans	—	—	(38,000)	—	(38,000)

Net cash flows provided by financing activities of continuing operations	—	1,864	1,072	(722)	2,214

Effect of foreign currency exchange rates on cash and cash equivalents	—	(174)	—	—	(174)

Net increase (decrease) in cash and cash equivalents	(15,280)	(1,428)	65	—	(16,643)
Cash and cash equivalents at beginning of period	71,939	3,399	—	—	75,338

Cash and cash equivalents at end of period	$56,659	$1,971	$65	$—	$58,695

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Subsidiary Guarantors	Non- Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$2,333	$(1,295)	$(11,198)	$—	$(10,160)
Net cash flows provided by (used in) operating activities of discontinued operations	(3,067)	(5)	—	—	(3,072)

Cash provided by (used in) operating activities	(734)	(1,300)	(11,198)	—	(13,232)
INVESTING ACTIVITIES:
Purchases of property and equipment	(15,364)	—	—	—	(15,364)
Proceeds from dispositions of property and equipment	58	—	—	—	58
Net change in accounts with affiliates	(1,722)	—	—	1,722	—

Net cash flows used in investing activities of continuing operations	(17,028)	—	—	1,722	(15,306)
Net cash flows used in investing activities of discontinued operations	(150)	—	—	—	(150)

Cash used in investing activities	(17,178)	—	—	1,722	(15,456)
FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(10,547)	—	(10,547)
Taxes paid on settlement of vested share awards	—	—	(28)	—	(28)
Excess income tax benefit from share-based compensation	—	—	15	—	15
Net change in accounts with affiliates	—	1,184	538	(1,722)	—
Borrowings under revolving loans	—	—	79,500	—	79,500
Repayments of revolving loans	—	—	(58,000)	—	(58,000)
Capital contributions	—	280	(280)	—	—

Net cash flows provided by financing activities of continuing operations	—	1,464	11,198	(1,722)	10,940
Net cash flows used in financing activities of discontinued operations	(25)	—	—	—	(25)

Cash provided by (used in) financing activities	(25)	1,464	11,198	(1,722)	10,915
Effect of foreign currency exchange rates on cash and cash equivalents	—	(24)	—	—	(24)

Net increase (decrease) in cash and cash equivalents	(17,937)	140	—	—	(17,797)

Cash and cash equivalents at beginning of period	24,273	167	—	—	24,440

Cash and cash equivalents at end of period	$6,336	$307	$—	$—	$6,643

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary note regarding forward-looking statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2013, and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 10% of its dredging revenues for the first three months of 2014, below the Company’s prior three year average of 18%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 46% over the prior three years, including 46%, 58%, 33% and 50% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2014, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 79% of dredging revenues, an increase compared to the Company’s prior three year average of 59%.

The Company’s environmental & remediation subsidiaries provide soil, water and sediment environmental remediation for the municipal and private party markets. Remediation involves the retrieval and removal of contamination from an environment through the use of separation techniques or disposal based on the quantity and severity of the contamination. Besides environmental remediation, the environmental & remediation segment performs industrial cleaning, abatement services and hazardous waste removal. In the first three months of 2014, environmental & remediation revenues accounted for 7% of total revenues.

The Company also owns 50% of Amboy Aggregates (“Amboy”) and 50% of TerraSea Environmental Solutions (“TerraSea”) as joint ventures. Amboy’s primary business is dredging sand from the entrance channel to New York Harbor to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy also imports stone from upstate New York and Nova Scotia and distributes it throughout the New York area. TerraSea provides water and land based environmental services in the area of clean up and remediation of sediments, soil and groundwater for both marine and land based projects.

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

Results of operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Contract revenues	100.0%	100.0%
Costs of contract revenues	(88.0)	(82.9)

Gross profit	12.0	17.1
General and administrative expenses	10.2	9.0
Loss on sale of assets—net	0.1	—

Operating income	1.7	8.1
Interest expense—net	(2.9)	(3.2)
Equity in loss of joint ventures	(1.1)	(0.3)
Gain on foreign currency transactions—net	—	—

Income (loss) from continuing operations before income taxes	(2.3)	4.6
Income tax (provision) benefit	0.8	(1.9)

Income (loss) from continuing operations	(1.4)	2.7
Loss from discontinued operations, net of income taxes	(1.6)	(2.4)

Net income (loss)	(3.0)	0.3
Net loss attributable to noncontrolling interest	—	—

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	(3.0)%	0.3%

Adjusted EBITDA	6.9%	14.1%

Adjusted EBITDA from continuing operations, as provided herein, represents net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments and goodwill or asset impairments. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(5,195)	$433
Loss from discontinued operations, net of income taxes	(2,739)	(4,341)
Net loss attributable to noncontrolling interest	—	22

Income (loss) from continuing operations	(2,456)	4,752
Adjusted for:
Interest expense—net	5,016	5,733
Income tax provision (benefit)	(1,453)	3,456
Depreciation and amortization	10,885	11,451

Adjusted EBITDA from continuing operations	$11,992	$25,392

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended March 31,
Revenues (in thousands)	2014	2013	Change
Dredging:
Capital—U.S.	$34,475	$45,508	(24.2)%
Capital—foreign	16,470	38,385	(57.1)%
Coastal protection	70,720	56,921	24.2%
Maintenance	36,311	27,764	30.8%
Rivers & lakes	3,984	5,381	(26.0)%

Total dredging revenues	161,960	173,959	(6.9)%
Environmental & remediation	12,730	6,194	105.5%
Intersegment revenue	(308)	—	100.0%

Total revenues	$174,382	$180,153	(3.2)%

Total revenue for the 2014 first quarter was $174.4 million, a decrease of $5.8 million or 3% from $180.2 million during the 2013 first quarter. For the three months ended March 31, 2014, increases in coastal protection and maintenance dredging revenues and environmental & remediation revenues were offset by decreases in domestic and foreign capital and rivers & lakes revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue decreased by $11.0 million, or 24%, to $34.5 million, in the first quarter of 2014 when compared to the first quarter of 2013. Domestic capital dredging revenues in the three months ended March 31, 2014 were primarily earned by port deepening projects in Miami, Florida and New York. In comparison, revenues of the first three months of 2013 were driven by a coastal restoration project in Louisiana that did not repeat in the current year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. Foreign dredging revenue decreased by $21.9 million, or 57%, in the first quarter of 2014 to $16.5 million. Revenues were from fewer foreign capital projects in the first three months of 2014 and primarily relate to dredging activities for the Wheatstone LNG Project in Western Australia and a port development project in Brazil.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue in the 2014 first quarter increased $13.8 million, or 24%, from the 2013 first quarter. A larger number of projects in New York and New Jersey to repair damaged shorelines continued to add to increased revenue during the three months ended March 31, 2014. Additionally, the Company worked on projects in South Carolina and Florida.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue in the first quarter of 2013 increased by $8.5 million, or 31%, compared to the first quarter of 2013. A greater number of projects in the current quarter contributed to the increase. The Company worked on maintenance projects in Florida, New York, Maryland, Georgia and Tennessee during the first quarter of 2014.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the first quarter of 2014 was $4.0 million, a decrease of $1.4 million or 26% compared to the first quarter of 2013. Higher revenue in the first quarter of 2013 was impacted from the work on a large municipal lake project in Texas. Rivers & lakes projects in the first quarter of 2014 included work in Florida, Nebraska and Illinois.

The environmental & remediation segment recorded revenues of $12.7 million for the three months ended March 31, 2014, up 106% compared to $6.2 million for the same period in 2013. The increase is attributable to a greater number of environmental & remediation projects in the first three months 2014, including remediation projects in New Jersey and Michigan.

Consolidated gross profit for the 2014 first quarter decreased by 32% to $20.9 million, from $30.7 million in the first quarter of 2013. Gross profit margin (gross profit divided by revenue) for the 2014 first quarter decreased to 12.0% from 17.1% in the 2013 first quarter. Gross profit margin for the three months ended March 31, 2014 was lower as many projects located in the northern U.S. experienced severe weather which both contributed to longer project durations and equipment downtime for maintenance. These weather impacts in the quarter lowered margins on existing projects and negatively affected the Company’s fixed cost coverage. In addition, fewer projects in the Middle East further lowered the gross profit margin in the first quarter.

The Company’s general and administrative expenses totaled $17.9 million for the three months ended March 31, 2014, up $1.7 million or 10% from the first quarter of 2013. General and administrative expenses totaled $16.2 million for the three months ended March 31, 2013. Additional payroll and benefit expenses of $1.5 million over the same period in 2013 contributed to the increase.

The operating income for the three months ended March 31, 2014 was $2.9 million compared to $14.5 million in the same period of 2013. The lower operating income is primarily due to higher unabsorbed fixed costs impacting gross profit margin.

The Company’s net interest expense totaled $5.0 million for the three months ended March 31, 2014, down from interest expense of $5.7 million from the same period of 2013 which included financing fees associated with amendments to our debt facilities.

The income tax expense for the three months ended March 31, 2014 was a benefit of $1.5 million compared to a provision of $3.5 million for the three months ended 2013. The decrease in income tax provision for the quarter was attributable to the lower taxable operating income in 2014. The effective tax rate for the three months ended March 31, 2014 is 37.2%, which is below the effective tax rate of 42.1% for the same period of 2013 due to larger credits allowed in the first quarter of 2014. The Company expects the tax rate for the full year before consideration of nondeductible pretax items to remain near 40%.

Net loss from continuing operations was $2.5 million and the loss per diluted share was $0.04 for the 2014 first quarter compared to a net income from continuing operations of $4.8 million and earnings per share of $0.08 for the same period of 2013. The decrease in the first quarter of 2014 is due to lower operating results, for the periods described above.

Adjusted EBITDA (as defined on page 25) was $12.0 million for the three months ended March 31, 2014 compared with $25.4 million in the same 2013 period. This decrease is the result of lower operating income in the current year period.

Results by segment

Dredging

Dredging revenues for the three months ended March 31, 2014 were $162.0 compared to $174.0 million for the same period of 2013. The dredging segment for the three ended March 31, 2014 included increases in coastal protection and maintenance revenues which were offset by lower domestic and foreign capital and rivers & lakes revenues. The prior year dredging revenues were driven by two projects in the Middle East and a coastal restoration project in Louisiana that did not repeat in the current year.

Gross profit margin in the dredging segment was 12.9% for the three months ended March 31, 2014 compared to gross profit margin of 18.0% for the same period in the prior year. Dredging gross profit margin was lower as many projects located in the northern U.S. experienced severe weather impacts which both contributed to longer project durations and equipment downtime for maintenance that negatively affected the first quarter of 2014. These weather impacts in the quarter lowered margins on existing projects and negatively affected the Company’s fixed cost coverage. In addition, fewer projects in the Middle East further lowered the gross profit margin in the first quarter.

Dredging segment operating income was $7.4 million for the three months ended March 31, 2014 compared to operating income of $19.0 million for the three months ended March 31, 2013. The decrease in operating income for the first quarter of 2014 is a result of the aforementioned lower gross profit margins in the segment and a $1.0 million increase in general and administrative expenses primarily related to additional payroll and benefit expenses.

Environmental & remediation

Environmental & remediation revenues for the three months ended March 31, 2014 totaled $12.7 million compared to $6.2 million for the three months ended March 31, 2013. Environmental & remediation revenues for the first three months of 2013 increased as a result of a greater number of projects in the current quarter.

The environmental & remediation segment had a gross profit margin of 0.4% for the three months ended March 31, 2014 and a negative gross profit margin of 8.4% for the same period in the prior year. During the first quarter of 2014, better fixed cost coverage allowed for improvements in the gross profit margin, but some severe weather partially offset the improvement in contract margin at the environmental & remediation segment.

The environmental & remediation segment had an operating loss of $4.5 million for the three months ended March 31, 2014, in line with an operating loss of $4.5 million for the same periods of 2013. The foregoing increase in gross profit margin for the three months ended March 31, 2014 was offset by a $0.6 million increase in general and administrative expenses, specifically additional payroll and benefit expenses.

On April 23, 2014, the Company completed the sale of its historical demolition business which previously was part of the environmental & remediation segment. The historical demolition business has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2014	2013	2013
Dredging:
Capital—U.S.	$189,450	$176,117	$103,061
Capital—foreign	98,849	98,666	195,292
Coastal protection	76,583	143,498	33,978
Maintenance	38,826	70,633	2,211
Rivers & lakes	111,441	26,158	26,339

Dredging Backlog	515,149	515,072	360,881
Environmental & remediation	77,363	28,330	27,548

Total Backlog	$592,512	$543,402	$388,429

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 60% of the Company’s March 31, 2014 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2014 first quarter totaled $376.4 million. This represents an increase of $139.4 million from the same period in the prior year. During the first quarter the Company was awarded the final phase of the PortMiami project, for $31.6 million. The two-year project commenced dredging operations in November 2013 and will deepen the port to a depth of 50/52 feet to accommodate the post-Panamax cargo ships that will start to pass through the expanded Panama Canal in 2015. Including the PortMiami award, the Company won 22%, or $45.8 million of the capital projects awarded through March 31, 2014. Also in the quarter, rivers & lakes announced the receipt of an $89 million contract with the City of Decatur (IL) to provide dredging services to remove nearly 11 million cubic yards of material to increase the capacity of Lake Decatur. With this award, rivers & lakes won 74% of the rivers & lakes projects. The Company won 37% of the overall domestic bid market through March 31, 2014, which is below the Company’s prior three year average of 46%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $515.1 million at March 31, 2014 which is the same level as the $515.1 million backlog as of December 31, 2013. These amounts do not reflect approximately $0.9 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2014. At December 31, 2013 the amount of domestic low bids and options pending award was $136.4 million. Subsequent to the end of the quarter, the Company was low bidder on three additional contracts collectively totaling $50.9 million that will be included in future backlog when awarded.

Domestic capital dredging backlog at March 31, 2014 was $13.3 million greater than at December 31, 2013. The PortMiami project noted above will continue into 2015 adding to revenues throughout the current year. The Company also continues to work on a deepening project in New York. Several port deepenings on the East Coast have been congressionally authorized and states are agreeing to cost share the funding in advance of federal budget appropriations to ensure completion before the first ship passes through the expanded Panama Canal. The current Water Resources Reform and Development Act under reconciliation by Congress has language that would allow the Port of Savannah to begin its deepening project and authorizes the Port of Jacksonville to commence studies on its deepening. We believe that the focus on the imminent Panama Canal completion will allow the Corps and representative states to move forward several port projects in the near future.

Coastal protection dredging backlog at March 31, 2014 was $66.9 million lower than at December 31, 2013 as the Company worked a number of projects in backlog to repair damaged shorelines in New York and New Jersey. Additionally, the Company worked on projects in South Carolina and Florida that were part of the backlog at year end. The Corps is expected to let for bid a second round of coastal protection projects later in 2014. In addition, several states are recognizing the importance of coastal protection to their communities and are stepping up local funding for projects that will directly impact their communities.

Maintenance dredging backlog was $31.8 million lower at March 31, 2014 than at December 31, 2013. The Company primarily completed its backlog related to six projects in the quarter and will be working on its New York port maintenance contract throughout the second half of 2014. The previously mentioned Water Resources Reform and Development Act includes language that will require over time, more money from the Harbor Maintenance Trust Fund to be spent on maintenance dredging. The Company encourages passage of this important infrastructure bill to provide necessary funding and long term planning visibility to the Corps.

Rivers & lakes backlog is $85.3 million higher at March 31, 2014 than at December 31, 2013 on the Lake Decatur award in the current quarter. Rivers & lakes continued to earn on projects in its backlog, including work on its large municipal lake project in Texas and a private company project in Florida.

Foreign capital dredging backlog remained similar from year end with $98.8 million of backlog at March 31, 2014. Backlog from our Wheatstone LNG project, a new port project in Brazil and a Middle East project comprised the balance of backlog. We continue to pursue several international opportunities and collaborations to fully utilize our fleet of vessels.

Environmental & remediation services backlog was $49.0 million higher at March 31, 2014 than at December 31, 2013. The increase was primarily driven by the award of a new phase of the Midwestern remediation project during the quarter. Terra’s reputation in the remediation specialty contracting business continued to allow it to pursue several important projects and Terra’s combined service offering with rivers & lakes’ dredging highlights an important growth element of the Company.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities of continuing operations for the three months ended March 31, 2014 and 2013 totaled $8.6 million, and $(10.2) million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in the current quarter from the three months ended March 31, 2013 is related to a decrease in the investment in working capital partially offset by lower adjusted EBITDA from continuing operations in the current quarter.

The Company’s net cash flows used in investing activities of continuing operations for the first three months of 2014 and 2013 totaled $24.7 million and $15.3 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended March 31, 2014, the Company spent $10.1 million on construction in progress for a vessel being built to our specifications. The Company intends to secure financing during construction and upon completion of the vessel.

The Company’s net cash flows provided by financing activities of continuing operations for the three months ended March 31, 2014 and 2013 totaled $2.2 million and $10.9 million, respectively. The decrease in net cash flows provided by financing activities is primarily due to lower net borrowings on the Company’s revolver during the current quarter. In addition, in the first three months of 2013, the Company paid $10.5 million on a promissory note related to the Terra acquisition.

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $175 million, subfacilities for the issuance of standby letters of credit up to a $125 million sublimit, multicurrency borrowings up to a $50 million sublimit and swingline loans up to a $10 million sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $50 million. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, the Company being in pro forma compliance with the existing financial covenants after giving effect to the increase and other standard conditions.

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the revolving credit facility will bear interest at the option of the Company of either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

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

In 2013, outstanding obligations under the Credit Agreement, which were previously unsecured, were secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable, subject to the liens and interests of certain other parties holding first priority perfected liens. Under the terms of the Credit Agreement, the obligations thereunder that became secured could again become unsecured provided that (i) no event of default has occurred and is continuing, (ii) the Company has maintained for two consecutive quarters, and is projected to maintain for the next two consecutive quarters, a total leverage ratio less than or equal to 3.75 to 1.0 and (iii) the Company has delivered to the lenders its audited financial statements with respect to its fiscal year ending December 31, 2013. At March 31, 2014, the Credit Agreement remains secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of March 31, 2014, the Company had $37.0 million of borrowings on the revolver and $90.8 million of letters of credit outstanding, resulting in $47.2 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At March 31, 2014, the Company was in compliance with its various covenants under its Credit Agreement.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At March 31, 2014, the Company had outstanding performance bonds valued at approximately $843.3 million, of which $71.9 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $318.8 million.

In addition to its credit facility, the Company has a $24 million International Letter of Credit Facility with Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank (the “International Letter of Credit Facility”). This facility is used for performance and advance payment guarantees on foreign contracts. The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im Bank”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. The Company had no letters of credit issued under this facility at March 31, 2014.

In connection with the sale of NASDI, LLC and Yankee Environmental Services, LLC, the Company’s two subsidiaries that comprised the historical demolition business, on April 23, 2014, the Company, certain of its subsidiaries and Zurich entered into a rider to the Zurich Bonding Agreement. Under this rider, Zurich consented to the sale and agreed, among other things, to release and discharge such subsidiaries from their obligations under the Zurich Bonding Agreement, and release the Transferred Bonds (as defined below) from under the Zurich Bonding Agreement. As a condition to Zurich’s consent and agreement to release, the rider required (i) the buyer of the historical demolition business to enter into a General Indemnity Agreement in favor of Zurich with respect to the performance bonds issued by Zurich for existing projects that were transferred with the sale (the “Transferred Bonds”) and (ii) the Company to:

•	enter into a Guarantee and Indemnity Agreement with respect to the Transferred Bonds in favor of Zurich (“Zurich Guarantee”) pursuant to which the Company agreed to guarantee the obligations of such former subsidiaries under, and indemnify and hold Zurich harmless against any losses and liabilities incurred by it in respect of, the Transferred Bonds up to an aggregate amount of $25 million;

•	enter into an agreement with Zurich providing for the issuance to Zurich of a letter of credit by the Company in the original face amount of $20 million (the “Zurich Letter of Credit”) to secure the obligations of (a) the Company under the Zurich Bonding Agreement with respect to the bonds issued thereunder and under the Zurich Guarantee and (b) such former subsidiaries with respect to the Transferred Bonds; and

•	issue the Zurich Letter of Credit.

In addition, on April 23, 2014, the Company entered into (i) an amendment to the Credit Agreement, which amended the Credit Agreement to permit the entrance into the Zurich Guarantee by the Company and to exclude the Zurich Guarantee and the Zurich Letter of Credit from the calculation of the Company’s financial covenants under the Credit Agreement related to total consolidated indebtedness and total leverage ratio and (ii) an amendment to the International Letter of Credit Facility, to exclude the Zurich Guarantee and the Zurich Letter of Credit from the calculation of the Company’s financial covenants thereunder related to total consolidated indebtedness and total leverage ratio.

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Brazilian Real and Australian Dollar, is reflected in the cumulative translation adjustment—net within accumulated other comprehensive loss. Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

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

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2014 has not materially changed since December 31, 2013. The market risk profile of the Company on December 31, 2013 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 7 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the three months ended March 31, 2014 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable.

Item 6. Exhibits

10.1	Fourth Amendment to International Letter of Credit Agreement, dated August 30, 2013, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). *

10.2	Fifth Amendment to International Letter of Credit Agreement, dated April 22, 2014, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). *

10.3	Amendment No. 4 to Credit Agreement, dated as of April 23, 2014, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. *

10.4	Second Rider to General Agreement of Indemnity, dated as April 23, 2014, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. *

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ KATHERINE M. HAYES
Katherine M. Hayes
Interim Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 7, 2014

EXHIBIT INDEX

Number	Document Description

10.1	Fourth Amendment to International Letter of Credit Agreement, dated August 30, 2013, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). *

10.2	Fifth Amendment to International Letter of Credit Agreement, dated April 22, 2014, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). *

10.3	Amendment No. 4 to Credit Agreement, dated as of April 23, 2014, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. *

10.4	Second Rider to General Agreement of Indemnity, dated as April 23, 2014, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. *

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith.