Form 10-Q
period 2014-06-30
Great Lakes Dredge & Dock CORP
filed 2014-08-06
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 59,959,231 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2014

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,067	$75,338
Accounts receivable—net	74,906	96,515
Contract revenues in excess of billings	89,070	67,432
Inventories	33,643	32,500
Prepaid expenses and other current assets	57,310	44,164
Assets held for sale	1,704	45,104

Total current assets	294,700	361,053
PROPERTY AND EQUIPMENT—Net	366,271	345,620
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	81,031	81,302
INVENTORIES—Noncurrent	38,568	38,496
INVESTMENTS IN JOINT VENTURES	5,619	8,256
ASSETS HELD FOR SALE—Noncurrent	—	8,856
OTHER	9,147	9,062

TOTAL	$795,336	$852,645

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$101,672	$116,121
Accrued expenses	45,079	38,531
Billings in excess of contract revenues	12,298	6,754
Current portion of long term debt	278	—
Liabilities held for sale	—	32,493

Total current liabilities	159,327	193,899
7 3/8% SENIOR NOTES	250,000	250,000
REVOLVING CREDIT FACILITY	35,000	35,000
DEFERRED INCOME TAXES	104,590	108,511
LIABILITIES HELD FOR SALE—Noncurrent	—	1,212
OTHER	9,909	21,922

Total liabilities	558,826	610,544

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 59,955 and 59,670 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6	6
Additional paid-in capital	275,382	275,183
Accumulated deficit	(38,402)	(31,770)
Accumulated other comprehensive loss	(476)	(473)

Total Great Lakes Dredge & Dock Corporation equity	236,510	242,946
NONCONTROLLING INTERESTS	—	(845)

Total equity	236,510	242,101

TOTAL	$795,336	$852,645

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contract revenues	$184,709	$147,125	$359,091	$327,278
Costs of contract revenues	158,506	133,353	311,981	282,772

Gross profit	26,203	13,772	47,110	44,506
General and administrative expenses	15,918	15,343	33,788	31,579
Proceeds from loss of use claim	—	(13,272)	—	(13,272)
Loss on sale of assets—net	16	71	168	73

Operating income	10,269	11,630	13,154	26,126
Interest expense—net	(5,012)	(5,396)	(10,028)	(11,129)
Equity in loss of joint ventures	(1,435)	(384)	(3,278)	(975)
Gain on bargain purchase acquisition	2,197	—	2,197	—
Gain (loss) on foreign currency transactions—net	(39)	(261)	26	(225)

Income from continuing operations before income taxes	5,980	5,589	2,071	13,797
Income tax provision	(2,097)	(1,810)	(644)	(5,266)

Income from continuing operations	3,883	3,779	1,427	8,531
Loss from discontinued operations, net of income taxes	(5,320)	(28,967)	(8,059)	(33,308)

Net loss	(1,437)	(25,188)	(6,632)	(24,777)
Net income attributable to noncontrolling interest	—	(53)	—	(31)

Net loss attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(1,437)	$(25,241)	$(6,632)	$(24,808)

Basic earnings per share attributable to continuing operations	0.06	0.06	0.02	0.14
Basic loss per share attributable to discontinued operations, net of tax	(0.08)	(0.49)	(0.13)	(0.56)

Basic loss per share attributable to Great Lakes Dredge & Dock Corporation	$(0.02)	$(0.43)	$(0.11)	$(0.42)
Basic weighted average shares	59,863	59,436	59,786	59,403
Diluted earnings per share attributable to continuing operations	0.06	0.06	0.02	0.14
Diluted loss per share attributable to discontinued operations, net of tax	(0.08)	(0.48)	(0.13)	(0.55)

Diluted loss per share attributable to Great Lakes Dredge & Dock Corporation	$(0.02)	$(0.42)	$(0.11)	$(0.41)
Diluted weighted average shares	60,538	59,958	60,459	59,957

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,437)	$(25,188)	$(6,632)	$(24,777)
Currency translation adjustment—net of tax (1)	216	(75)	27	(81)
Net unrealized (gain) loss on derivatives—net of tax (2)	259	(51)	(30)	(34)

Other comprehensive income (loss)—net of tax	475	(126)	(3)	(115)

Comprehensive loss	(962)	(25,314)	(6,635)	(24,892)
Comprehensive income attributable to noncontrolling interests	—	(53)	—	(31)

Comprehensive loss attributable to Great Lakes Dredge & Dock Corporation	$(962)	$(25,367)	$(6,635)	$(24,923)

(1)	Net of income tax expense of $143 and $48 for the three months ended June 30, 2014 and 2013, respectively, and $17 and $52 for six months ended June 30, 2014 and 2013, respectively.
(2)	Net of income tax (expense) benefit of $173 and $(34) for the three months ended June 30, 2014 and 2013, respectively, and $(21) and $(23) for the six months ended June 30, 2014 and 2013, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Loss	Interests	Total
BALANCE—January 1, 2014	59,670	$6	$275,183	$(31,770)	$(473)	$(845)	$242,101
Share-based compensation	63	—	987	—	—	—	987
Vesting of restricted stock units, including impact of shares withheld for taxes	110	—	(484)	—	—	—	(484)
Exercise of options and purchases from employee stock plans	112	—	620	—	—	—	620
Excess income tax benefit from share-based compensation	—	—	64	—	—	—	64
Purchase of noncontrolling interest	—	—	(988)	—	—	845	(143)
Net loss	—	—	—	(6,632)	—	—	(6,632)
Other comprehensive loss—net of tax	—	—	—	—	(3)	—	(3)

BALANCE—June 30, 2014	59,955	$6	$275,382	$(38,402)	$(476)	$—	$236,510

	Great Lakes Dredge & Dock Corporation shareholders
				Retained	Accumulated
	Shares of		Additional	Earnings	Other
	Common	Common	Paid-In	(Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit)	Loss	Interests	Total
BALANCE—January 1, 2013	59,359	$6	$271,418	$2,591	$(380)	$(210)	$273,425
Share-based compensation	49	—	1,452	—	—	—	1,452
Vesting of restricted stock units, including impact of shares withheld for taxes	62	—	(277)	—	—	—	(277)
Exercise of stock options	1	—	2	—	—	—	2
Excess income tax benefit from share-based compensation	—	—	93	—	—	—	93
Distributions paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Net income (loss)	—	—	—	(24,808)	—	31	(24,777)
Other comprehensive income—net of tax	—	—	—	—	(115)	—	(115)

BALANCE—June 30, 2013	59,471	$6	$272,688	$(22,217)	$(495)	$(182)	$249,800

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(6,632)	$(24,777)
Loss from discontinued operations, net of income taxes	(8,059)	(33,308)

Income from continuing operations	1,427	8,531
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	21,921	22,480
Equity in loss of joint ventures	3,278	975
Deferred income taxes	(6,292)	(1,463)
Loss on sale of assets	168	73
Gain on bargain purchase acquisition	(2,197)	—
Amortization of deferred financing fees	576	576
Unrealized foreign currency (gain) loss	(56)	68
Share-based compensation expense	987	1,452
Excess income tax benefit from share-based compensation	(64)	(93)
Changes in assets and liabilities:
Accounts receivable	21,052	(6,435)
Contract revenues in excess of billings	(21,387)	(9,921)
Inventories	(1,188)	(167)
Prepaid expenses and other current assets	5,217	(3,361)
Accounts payable and accrued expenses	(12,611)	(21,050)
Billings in excess of contract revenues	5,266	(2,534)
Other noncurrent assets and liabilities	(1,106)	(715)

Net cash flows provided by operating activities of continuing operations	14,991	(11,584)
Net cash flows used in operating activities of discontinued operations	(3,965)	(7,304)

Cash provided by (used in) operating activities	11,026	(18,888)
INVESTING ACTIVITIES:
Purchases of property and equipment	(48,525)	(27,693)
Proceeds from dispositions of property and equipment	341	208
Proceeds from (payments on) vendor performance obligations	(3,100)	13,600
Payments for acquisitions of businesses	(2,048)	—

Net cash flows used in investing activities of continuing operations	(53,332)	(13,885)
Net cash flows provided by (used in) investing activities of discontinued operations	5,275	(246)

Cash used in investing activities	(48,057)	(14,131)
FINANCING ACTIVITIES:
Repayments of long term note payable	—	(10,547)
Taxes paid on settlement of vested share awards	(484)	(277)
Repayments of equipment debt	(41)	—
Purchase of noncontrolling interest	(205)	—
Exercise of options and purchases from employee stock plans	620	2
Excess income tax benefit from share-based compensation	64	93
Borrowings under revolving loans	69,500	144,000
Repayments of revolving loans	(69,500)	(103,000)

Net cash flows provided by (used in) financing activities of continuing operations	(46)	30,271
Net cash flows used in financing activities of discontinued operations	—	(39)

Cash provided by financing activities	(46)	30,232
Effect of foreign currency exchange rates on cash and cash equivalents	(194)	(30)

Net decrease in cash and cash equivalents	(37,271)	(2,817)
Cash and cash equivalents at beginning of period	75,338	24,440

Cash and cash equivalents at end of period	$38,067	$21,623

Supplemental Cash Flow Information
Cash paid for interest	$9,521	$9,768

Cash paid (refunded) for income taxes	$(11,033)	$431

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$9,197	$7,720

Property and equipment purchased on capital leases and equipment notes	$1,309	$—

Purchase of noncontrolling interest	$988	—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2014, and its results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013 have been included.

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

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2014, 518 thousand and 420 thousand, respectively, of stock options or restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2014	2013	2014	2013
Income from continuing operations	$3,883	$3,779	$1,427	$8,531
Loss on discontinued operations, net of income taxes, attributable to Great Lakes Dredge & Dock Corporation	(5,320)	(29,020)	(8,059)	(33,339)

Net loss attributable to common stockholders of Great Lakes Dredge & Dock Corporation	(1,437)	(25,241)	(6,632)	(24,808)
Weighted-average common shares outstanding — basic	59,863	59,436	59,786	59,403
Effect of stock options and restricted stock units	675	522	673	554

Weighted-average common shares outstanding — diluted	60,538	59,958	60,459	59,957

Earnings per share from continuing operations — basic	$0.06	$0.06	$0.02	$0.14
Earnings per share from continuing operations — diluted	$0.06	$0.06	$0.02	$0.14

3. Accounts receivable and contracts in progress

Accounts receivable at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Completed contracts	$11,790	$17,361
Contracts in progress	46,217	62,177
Retainage	18,835	18,506

	76,842	98,044
Allowance for doubtful accounts	(1,528)	(1,529)

Total accounts receivable—net	$75,314	$96,515

Current portion of accounts receivable—net	$74,906	$96,515
Long-term accounts receivable and retainage	408	—

Total accounts receivable—net	$75,314	$96,515

The components of contracts in progress at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$633,048	$435,470
Amounts billed	(548,903)	(370,730)

Costs and earnings in excess of billings for contracts in progress	84,145	64,740
Costs and earnings in excess of billings for completed contracts	4,925	2,692

Total contract revenues in excess of billings	$89,070	$67,432

Billings in excess of costs and earnings:
Amounts billed	$(243,507)	$(156,794)
Costs and earnings for contracts in progress	231,209	150,040

Total billings in excess of contract revenues	$(12,298)	$(6,754)

4. Accrued expenses

Accrued expenses at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Insurance	$9,758	$8,649
Payroll and employee benefits	8,572	13,664
Interest	8,005	8,066
Income and other taxes	5,180	3,709
Percentage of completion adjustment	1,475	2,135
Other	12,089	2,308

Total accrued expenses	$45,079	$38,531

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

In 2013, outstanding obligations under the Credit Agreement, which were previously unsecured, were secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable, subject to the liens and interests of certain other parties holding first priority perfected liens. Under the terms of the Credit Agreement, the obligations thereunder that became secured could again become unsecured provided that (i) no event of default has occurred and is continuing, (ii) the Company has maintained for two consecutive quarters, and is projected to maintain for the next two consecutive quarters, a total leverage ratio less than or equal to 3.75 to 1.0 and (iii) the Company has delivered to the lenders its audited financial statements with respect to its fiscal year ending December 31, 2013. At June 30, 2014, the Credit Agreement remains secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of June 30, 2014, the Company had $35,000 of borrowings on the revolver and $114,921 of letters of credit outstanding, resulting in $25,079 of availability under the Credit Agreement. At June 30, 2014, the Company was in compliance with its various financial covenants under its Credit Agreement.

In addition to its Credit Agreement, the Company has a $24,000 international letter of credit facility that it uses for the performance and advance payment guarantees on the Company’s foreign contracts. As of June 30, 2014, the Company had no letters of credit outstanding under this facility. At June 30, 2014, the Company also had $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At June 30, 2014 and December 31, 2013, the Company held certain derivative contracts that it uses to manage foreign currency risk and commodity price risk. The Company does not hold or issue derivatives for speculative or trading purposes. In addition, other nonfinancial assets and liabilities are measured at fair value in the financial statements on a nonrecurring basis. The fair values of these financial instruments and nonfinancial assets and liabilities measured at the reporting date are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$282	$—	$282	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$332	$—	$332	$—

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At June 30, 2014, there were no outstanding contracts.

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

As of June 30, 2014, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through April 2015. As of June 30, 2014, there were 4.8 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through April 2015. Under these swap agreements, the Company will pay fixed prices ranging from $2.87 to $3.06 per gallon.

At June 30, 2014, the fair value asset of the fuel hedge contracts was estimated to be $282 and is recorded in prepaid expenses and other current assets. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2014 was $26. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2014 will be reclassified into earnings over the next ten months, corresponding to the period during which the hedged fuel is expected to be utilized. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the fuel hedge contracts outstanding as of June 30, 2014 and December 31, 2013 is as follows:

		Fair Value at
		June 30,	December 31,
	Balance Sheet Location	2014	2013
Asset derivatives:
Derivatives designated as hedges Fuel hedge contracts	Prepaid expenses and other current assets	$282	$332

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cumulative translation adjustments—net of tax	$216	$(75)	$27	$(81)
Derivatives:
Reclassification of derivative losses (gains) to earnings—net of tax	20	154	(26)	291
Change in fair value of derivatives—net of tax	239	(205)	(4)	(325)

Net unrealized (gain) loss on derivatives—net of tax	259	(51)	(30)	(34)

Total other comprehensive income (loss)	$475	$(126)	$(3)	$(115)

Adjustments reclassified from accumulated balances of other comprehensive income to earnings are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2014	2013	2014	2013
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$33	$256	$(44)	$484
	Income tax (provision) benefit	13	102	(18)	193

		$20	$154	$(26)	$291

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at June 30, 2014. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $262,500 at June 30, 2014, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

7. Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In May 2014, the Company granted 337 thousand options to purchase shares of common stock and 182 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $987 and $1,452, respectively, for the six months ended June 30, 2014 and 2013.

8. Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2014, the Company had outstanding performance bonds valued at approximately $852,001 of which $39,164 relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $333,331.

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

As discussed in Note 9, on April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC, which together comprised the Company’s historical demolition business, to a privately owned demolition company. Under the terms of the divestiture, the Company retained certain pre-closing liabilities relating to the disposed business. Certain of these liabilities are described below.

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

9. Business dispositions

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, its two former subsidiaries that comprised the historical demolition business. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, and net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims. These amounts remain subject to change based upon final adjustments to the purchase price. In the fourth quarter of 2013, the Company recorded a preliminary loss on disposal of assets held for sale in discontinued operations based on the estimated fair value of the consideration to be received at closing. No changes to the loss on disposal of assets held for sale were recorded for the six months ended June 30, 2014.

The results of the businesses have been reported in discontinued operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$2,315	$5,738	$14,439	$14,432
Loss before income taxes from discontinued operations	$(7,720)	$(33,020)	$(17,340)	$(40,921)
Income tax benefit	2,400	4,053	9,281	7,613

Loss from discontinued operations, net of income taxes	$(5,320)	$(28,967)	$(8,059)	$(33,308)

10. Segment information

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Dredging
Contract revenues	$157,114	$136,487	$319,074	$310,446
Operating income	10,995	14,569	18,424	33,569
Environmental & remediation
Contract revenues	$29,312	$10,907	$42,042	$17,101
Operating loss	(726)	(2,939)	(5,270)	(7,443)
Intersegment revenues	$(1,717)	$(269)	(2,025)	(269)
Total
Contract revenues	$184,709	$147,125	$359,091	$327,278
Operating income	10,269	11,630	13,154	26,126

Foreign dredging revenue of $29,181 and $45,651 for the three and six months ended June 30, 2014 respectively, was primarily attributable to work on the Wheatstone LNG project in Western Australia as well as work done in Brazil. Foreign dredging revenue for the three and six months ended June 30, 2013 was $33,348 and $71,733 respectively.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

11. Subsidiary guarantors

The Company’s long-term debt at June 30, 2014 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of June 30, 2014 and December 31, 2013;

(ii)	statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013; and

(iii)	statements of cash flows for the six months ended June 30, 2014 and 2013.

Certain amounts included in the following statements of cash flows for the six months ended June 30, 2013 have been revised to conform with current year presentation reflecting intercompany borrowings and payments as either investing or financing activities.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,898	$2,166	$3	$—	$38,067
Accounts receivable — net	71,650	3,256	—	—	74,906
Receivables from affiliates	158,814	3,540	43,823	(206,177)	—
Contract revenues in excess of billings	85,103	3,967	—	—	89,070
Inventories	33,643	—	—	—	33,643
Prepaid expenses and other current assets	47,464	362	9,484	—	57,310
Assets held for sale	1,704	—	—	—	1,704

Total current assets	434,276	13,291	53,310	(206,177)	294,700
PROPERTY AND EQUIPMENT—Net	366,265	6	—	—	366,271
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	81,031	—	—	—	81,031
INVENTORIES — Noncurrent	38,568	—	—	—	38,568
INVESTMENTS IN JOINT VENTURES	5,619	—	—	—	5,619
INVESTMENTS IN SUBSIDIARIES	3,712	—	592,435	(596,147)	—
OTHER	4,523	3	4,621	—	9,147

TOTAL	$933,994	$13,300	$650,366	$(802,324)	$795,336

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$99,755	$1,639	$278	$—	$101,672
Payables to affiliates	180,717	11,331	14,129	(206,177)	—
Accrued expenses	36,174	16	8,889	—	45,079
Billings in excess of contract revenues	12,020	278	—	—	12,298
Current portion of long term debt	278	—	—	—	278

Total current liabilities	328,944	13,264	23,296	(206,177)	159,327
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	35,000	—	35,000
DEFERRED INCOME TAXES	(424)	—	105,014	—	104,590
OTHER	9,363	—	546	—	9,909

Total liabilities	337,883	13,264	413,856	(206,177)	558,826
Total Great Lakes Dredge & Dock Corporation Equity	596,111	36	236,510	(596,147)	236,510

TOTAL EQUITY	596,111	36	236,510	(596,147)	236,510

TOTAL	$933,994	$13,300	$650,366	$(802,324)	$795,336

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$167,943	$11,797	$—	$4,969	$184,709
Costs of contract revenues	(142,070)	(11,467)	—	(4,969)	(158,506)

Gross profit	25,873	330	—	—	26,203
OPERATING EXPENSES:
General and administrative expenses	15,918	—	—	—	15,918
Loss on sale of assets—net	16	—	—	—	16

Operating income	9,939	330	—	—	10,269
Interest expense—net	82	(132)	(4,962)	—	(5,012)
Equity in earnings of subsidiaries	1,037	—	9,094	(10,131)	—
Equity in loss of joint ventures	(1,435)	—	—	—	(1,435)
Gain on bargain purchase acquisition	2,197	—	—	—	2,197
Gain on foreign currency transactions, net	(39)	—	—	—	(39)

Income from continuing operations before income taxes	11,781	198	4,132	(10,131)	5,980
Income tax (provision) benefit	130	—	(2,227)	—	(2,097)

Income from continuing operations	11,911	198	1,905	(10,131)	3,883
Loss from discontinued operations, net of income taxes	(5,191)	(319)	(3,342)	3,532	(5,320)

Net income (loss)	6,720	(121)	(1,437)	(6,599)	(1,437)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$6,720	$(121)	$(1,437)	$(6,599)	$(1,437)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$6,979	$95	$(962)	$(7,074)	$(962)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$140,065	$7,060	$—	$—	$147,125
Costs of contract revenues	(125,515)	(7,838)	—	—	(133,353)

Gross profit	14,550	(778)	—	—	13,772
OPERATING EXPENSES:
General and administrative expenses	15,338	5	—	—	15,343
Proceeds from loss of use claim	(13,272)	—	—	—	(13,272)
Loss on sale of assets—net	71	—	—	—	71

Operating income (loss)	12,413	(783)	—	—	11,630
Interest expense—net	(130)	(47)	(5,219)	—	(5,396)
Equity in earnings of subsidiaries	1,672	—	10,858	(12,530)	—
Equity in loss of joint ventures	(384)	—	—	—	(384)
Gain (loss) on foreign currency transactions, net	96	(357)	—	—	(261)

Income (loss) from continuing operations before income taxes	13,667	(1,187)	5,639	(12,530)	5,589
Income tax (provision) benefit	2,359	2	(4,171)	—	(1,810)

Income (loss) from continuing operations	16,026	(1,185)	1,468	(12,530)	3,779
Loss from discontinued operations, net of income taxes	(28,925)	(62)	(26,656)	26,676	(28,967)

Net loss	(12,899)	(1,247)	(25,188)	14,146	(25,188)
Net income attributable to noncontrolling interest	—	—	(53)	—	(53)

Net loss attributable to common stockholders of Great Lakes Dredge & Dock Corporation	(12,899)	(1,247)	(25,241)	14,146	(25,241)

Comprehensive loss attributable to Great Lakes Dredge & Dock Corporation	$(12,950)	$(1,322)	$(25,367)	$14,272	$(25,367)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$341,265	$17,826	$—	$—	$359,091
Costs of contract revenues	(292,807)	(19,174)	—	—	(311,981)

Gross profit	48,458	(1,348)	—	—	47,110
OPERATING EXPENSES:
General and administrative expenses	33,788	—	—	—	33,788
Loss on sale of assets—net	168	—	—	—	168

Operating income (loss)	14,502	(1,348)	—	—	13,154
Interest expense—net	151	(261)	(9,918)	—	(10,028)
Equity in earnings (loss) of subsidiaries	(106)	—	12,599	(12,493)	—
Equity in loss of joint ventures	(3,278)	—	—	—	(3,278)
Gain on bargain purchase acquisition	2,197	—	—	—	2,197
Gain on foreign currency transactions—net	19	7	—	—	26

Income (loss) from continuing operations before income taxes	13,485	(1,602)	2,681	(12,493)	2,071
Income tax (provision) benefit	610	—	(1,254)	—	(644)

Income (loss) from continuing operations	14,095	(1,602)	1,427	(12,493)	1,427
Loss from discontinued operations, net of income taxes	(8,059)	(1,343)	(8,059)	9,402	(8,059)

Net income (loss)	6,036	(2,945)	(6,632)	(3,091)	(6,632)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$6,036	$(2,945)	$(6,632)	$(3,091)	$(6,632)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$6,006	$(2,918)	$(6,635)	$(3,088)	$(6,635)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$317,972	$9,306	$—	$—	$327,278
Costs of contract revenues	(272,798)	(9,974)	—	—	(282,772)

Gross profit	45,174	(668)	—	—	44,506
OPERATING EXPENSES:
General and administrative expenses	31,574	5	—	—	31,579
Proceeds from loss of use claim	(13,272)	—	—	—	(13,272)
Loss on sale of assets—net	73	—	—	—	73

Operating income (loss)	26,799	(673)	—	—	26,126
Interest expense—net	(149)	(89)	(10,891)	—	(11,129)
Equity in earnings of subsidiaries	2	—	27,066	(27,068)	—
Equity in loss of joint ventures	(975)	—	—	—	(975)
Gain (loss) on foreign currency transactions—net	132	(357)	—	—	(225)

Income (loss) from continuing operations before income taxes	25,809	(1,119)	16,175	(27,068)	13,797
Income tax (provision) benefit	2,376	2	(7,644)	—	(5,266)

Income (loss) from continuing operations	28,185	(1,117)	8,531	(27,068)	8,531
Loss from discontinued operations, net of income taxes	(33,308)	(67)	(33,308)	33,375	(33,308)

Net loss	(5,123)	(1,184)	(24,777)	6,307	(24,777)
Net income attributable to noncontrolling interest	—	—	(31)	—	(31)

Net loss attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(5,123)	$(1,184)	$(24,808)	$6,307	$(24,808)

Comprehensive income attributable to Great Lakes Dredge & Dock Corporation	$(5,157)	$(1,265)	$(24,923)	$6,422	$(24,923)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$22,746	$(3,266)	$(4,489)	$—	$14,991
Net cash flows used in operating activities of discontinued operations	(2,941)	(1,024)	—	—	(3,965)

Cash provided by (used in) operating activities	19,805	(4,290)	(4,489)	—	11,026
INVESTING ACTIVITIES:
Purchases of property and equipment	(48,525)	—	—	—	(48,525)
Proceeds from dispositions of property and equipment	341	—	—	—	341
Payments on vendor performance obligations	(3,100)	—	—	—	(3,100)
Payments for acquisitions of businesses	(2,048)	—	—	—	(2,048)
Net change in accounts with affiliates	(7,748)	—	—	7,748	—

Net cash flows used in investing activities of continuing operations	(61,080)	—	—	7,748	(53,332)
Net cash flows provided by investing activities of discontinued operations	5,275	—	—	—	5,275

Cash used in investing activities	(55,805)	—	—	7,748	(48,057)
FINANCING ACTIVITIES:
Taxes paid on settlement of vested share awards	—	—	(484)	—	(484)
Repayments of equipment debt	(41)	—	—	—	(41)
Purchase of noncontrolling interest	—	—	(205)	—	(205)
Net change in accounts with affiliates	—	3,251	4,497	(7,748)	—
Exercise of options and purchases from employee stock plans	—	—	620	—	620
Excess income tax benefit from share-based compensation	—	—	64	—	64
Borrowings under revolving loans	—	—	69,500	—	69,500
Repayments of revolving loans	—	—	(69,500)	—	(69,500)

Net cash flows provided by (used in) financing activities of continuing operations	(41)	3,251	4,492	(7,748)	(46)

Cash provided by financing activities	(41)	3,251	4,492	(7,748)	(46)
Effect of foreign currency exchange rates on cash and cash equivalents	—	(194)	—	—	(194)

Net increase (decrease) in cash and cash equivalents	(36,041)	(1,233)	3	—	(37,271)
Cash and cash equivalents at beginning of period	71,939	3,399	—	—	75,338

Cash and cash equivalents at end of period	$35,898	$2,166	$3	$—	$38,067

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$12,642	$(6,338)	$(17,888)	$—	$(11,584)
Net cash flows used in operating activities of discontinued operations	(7,293)	(11)	—	—	(7,304)

Cash provided by (used in) operating activities	5,349	(6,349)	(17,888)	—	(18,888)
INVESTING ACTIVITIES:
Purchases of property and equipment	(27,693)	—	—	—	(27,693)
Proceeds from dispositions of property and equipment	208	—	—	—	208
Proceeds from vendor performance obligations	13,600	—	—	—	13,600
Net change in accounts with affiliates	3,871	—	—	(3,871)	—

Net cash flows used in investing activities of continuing operations	(10,014)	—	—	(3,871)	(13,885)
Net cash flows used in investing activities of discontinued operations	(246)	—	—	—	(246)

Cash used in investing activities	(10,260)	—	—	(3,871)	(14,131)
FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(10,547)	—	(10,547)
Taxes paid on settlement of vested share awards	—	—	(277)	—	(277)
Net change in accounts with affiliates	—	8,509	(12,380)	3,871	—
Exercise of options and purchases from employee stock plans	—	—	2	—	2
Excess income tax benefit from share-based compensation	—	—	93	—	93
Borrowings under revolving loans	—	—	144,000	—	144,000
Repayments of revolving loans	—	—	(103,000)	—	(103,000)

Net cash flows provided by financing activities of continuing operations	—	8,509	17,891	3,871	30,271
Net cash flows used in financing activities of discontinued operations	(36)	—	(3)	—	(39)

Cash provided by (used in) financing activities	(36)	8,509	17,888	3,871	30,232

Effect of foreign currency exchange rates on cash and cash equivalents	—	(30)	—	—	(30)

Net increase (decrease) in cash and cash equivalents	(4,947)	2,130	—	—	(2,817)

Cash and cash equivalents at beginning of period	24,272	168	—	—	24,440

Cash and cash equivalents at end of period	$19,325	$2,298	$—	$—	$21,623

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 14% of its dredging revenues for the first six months of 2014, below the Company’s prior three year average of 18%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2014, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 78% of dredging revenues, an increase compared to the Company’s prior three year average of 59%.

The Company’s environmental & remediation subsidiaries provide soil, water and sediment environmental remediation for the municipal and private party markets. Remediation involves the retrieval and removal of contamination from an environment through the use of separation techniques or disposal based on the quantity and severity of the contamination. Besides environmental remediation, the environmental & remediation segment performs industrial cleaning, abatement services and hazardous waste removal. In the first six months of 2014, environmental & remediation revenues accounted for 12% of total revenues.

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

Results of operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(85.8)	(90.6)	(86.9)	(86.4)

Gross profit	14.2	9.4	13.1	13.6
General and administrative expenses	8.6	10.4	9.4	9.6
Proceeds from loss of use claim	—	(9.0)	—	(4.1)

Operating income	5.6	7.9	3.7	8.0
Interest expense—net	(2.7)	(3.7)	(2.8)	(3.4)
Equity in loss of joint ventures	(0.8)	(0.3)	(0.9)	(0.3)
Gain on bargain purchase acquisition	1.2	—	0.6	—
Gain (loss) on foreign currency transactions—net	—	(0.2)	—	(0.1)

Income from continuing operations before income taxes	3.2	3.7	0.6	4.2
Income tax provision	(1.1)	(1.2)	(0.2)	(1.6)

Income from continuing operations	2.1	2.6	0.4	2.6
Loss from discontinued operations, net of income taxes	(2.9)	(19.7)	(2.2)	(10.2)

Net loss attributable to common stockholders of Great Lakes Dredge & Dock Corporation	(0.8)%	(17.1)%	(1.8)%	(7.6)%

Adjusted EBITDA from continuing operations	10.7%	15.0%	8.9%	14.5%

Adjusted EBITDA from continuing operations, as provided herein, represents net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation, exclusive of loss from discontinued operations, and adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net loss attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(1,437)	$(25,241)	$(6,632)	$(24,808)
Loss from discontinued operations, net of income taxes	(5,320)	(28,967)	(8,059)	(33,308)
Net income attributable to noncontrolling interest	—	(53)	—	(31)

Income from continuing operations	3,883	3,779	1,427	8,531
Adjusted for:
Interest expense—net	5,012	5,396	10,028	11,129
Income tax provision	2,097	1,810	644	5,266
Depreciation and amortization	11,036	11,029	21,921	22,480
Gain on bargain purchase acquisition	(2,197)	—	(2,197)	—

Adjusted EBITDA from continuing operations	$19,831	$22,014	$31,823	$47,406

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2014	2013	Change	2014	2013	Change
Dredging:
Capital—U.S.	$41,694	$39,474	5.6%	$76,169	$84,982	(10.4)%
Capital—foreign	29,181	33,348	(12.5)%	45,651	71,733	(36.4)%
Coastal protection	55,889	52,227	7.0%	126,609	109,148	16.0%
Maintenance	22,340	6,639	236.5%	58,651	34,403	70.5%
Rivers & lakes	8,010	4,799	66.9%	11,994	10,180	17.8%

Total dredging revenues	157,114	136,487	15.1%	319,074	310,446	2.8%
Environmental & remediation	29,312	10,907	168.7%	42,042	17,101	145.8%
Intersegment revenue	(1,717)	(269)	538.3%	(2,025)	(269)	652.8%

Total revenues	$184,709	$147,125	25.5%	$359,091	$327,278	9.7%

Total revenue for the 2014 second quarter was $184.7 million, an increase of $37.6 million or 26% from $147.1 million during the 2013 second quarter. For the six months ended June 30, 2014, total revenue increased to $359.1 million from $327.3 million during the same period in the prior year, an increase of 10%. For the six months ended June 30, 2014, increases in coastal protection, maintenance and rivers & lakes dredging revenues and environmental & remediation revenues were slightly offset by decreases in domestic and foreign capital revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased by $2.2 million, or 6%, to $41.7 million, in the 2014 second quarter when compared to the same quarter in 2013. For the six months ended June 30, 2014, domestic capital dredging revenues decreased $8.8 million, or 10%, compared to the 2013 first half. Domestic capital dredging revenues in the six months ended June 30, 2014 were primarily earned by port deepening projects in Miami and New York. These projects were offset by two 2013 coastal restoration projects in Louisiana that did not repeat in the current year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the second quarter of 2014 foreign dredging revenue was $29.2 million, a decrease of $4.2 million, or 12% compared to the second quarter of 2013. Foreign dredging revenue was $45.7 million for the six months ended June 30, 2014, a decrease of $26.1 million, or 36% compared to the 2013 first half. Revenue in the first six months of 2014 was driven by Wheatstone LNG Project in Western Australia, a project in the Middle East and two projects in Brazil. In comparison, revenue for the first half of 2013 included three significant projects in the Middle East that did not repeat in the current year.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue increased $3.7 million or 7% to $55.9 million in the 2014 second quarter compared to the 2013 second quarter. Year-to-date 2014 coastal protection revenue increased $17.5 million, or 16% to $126.6 million compared to the first two quarters of 2013. A large number of projects in New York and New Jersey to repair damaged shorelines as a result of Superstorm Sandy continued to add to increased revenue during the six months ended June 30, 2014. Additionally, the Company continued work on projects in South Carolina and Florida.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue in the second quarter of 2014 increased by $15.7 million, or 236%, compared to the 2013 second quarter. Maintenance revenue for the six months ended June 30, 2014 was $58.7 million compared to $34.4 million for the same period in the previous year, a 70% increase. A greater number of significant projects in the first half of 2014 contributed to the increase. The Company worked on large maintenance projects in New York, Maryland, and Georgia as well as projects in Florida and Tennessee during the first six months of 2014.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the second quarter of 2014 was $8.0 million, an increase of $3.2 million or 67% compared to the second quarter of 2013. Rivers & lakes revenue for the six months ended June 30, 2014 was up $1.8 million or 18% to $12.0 million. Rivers & lakes revenue was driven by a large lake project in Illinois as well as a private company project in Florida. Year-to-date 2014 increases were slightly offset by a large municipal lake project in Texas that did not reoccur in the current year.

The environmental & remediation segment recorded revenues of $29.3 million for the three months ended June 30, 2014, up 169% compared to $10.9 million for the same period in 2013. Environmental & remediation segment revenues for the first half of 2014 were $42.0 million, an increase of $24.9 million or 146% compared to the six months ended June 30, 2013. The increase is attributable to a greater number of environmental & remediation projects in the first six months 2014, including large remediation projects in New Jersey and Michigan.

Consolidated gross profit for the 2014 second quarter increased by 90% to $26.2 million, from $13.8 million in the second quarter of 2013. Gross profit margin (gross profit divided by revenue) for the 2014 second quarter increased to 14.2% from 9.4% in the 2013 second quarter. Gross profit for the six months ended June 30, 2014 increased by 6% to $47.1 million, from $44.5 million in the 2013 first half, resulting in a slight decrease in gross profit margin to 13.1% from 13.6%. Gross profit margin for the first six months of 2014 was lower as many projects experienced severe weather, especially in the first quarter of 2014, which both contributed to longer project durations and equipment downtime for maintenance. These weather impacts in the first quarter were partially offset in the second quarter that experienced improved dredging mechanical efficiency and fewer production delays from the prior comparable period. In addition, fewer projects in the Middle East in 2014 further lowered the gross profit margin in the first six months of the current year as fixed costs impacted the gross profit of our foreign operations.

General and administrative expenses totaled $15.9 million for the quarter ended June 30, 2014, up $0.6 million or 4% from the second quarter of 2013. General and administrative expenses totaled $33.8 million for the six months ended June 30, 2014, compared to $31.6 million in the same period of the prior year. Additional payroll and benefit expenses of $3.4 million contributed to the increase during the 2014 first half compared to the same period in 2013. These increases were slightly offset by a $1.8 million decrease in legal and professional fees during the first six months of 2014.

Operating income for the three months ended June 30, 2014 was $10.3 million compared to $11.6 million in the same period of 2013. The operating income for the six months ended June 30, 2014 was $13.2 million compared to $26.1 million in the 2013 first half. Besides the change in gross profit and general and administrative expenses, the lower operating income is primarily due to the $13.3 million in proceeds from a loss of use claim received during the 2013 second quarter.

Net interest expense totaled $5.0 million for the three months ended June 30, 2014, down slightly from interest expense of $5.4 million from the same period of 2013. Net interest expense totaled $10.0 million and $11.1 million for the six months ended June 30, 2014 and 2013, respectively. Net interest expense for the 2014 first half is down slightly compared to the same period in the prior year as the 2013 first half included financing fees associated with amendments to our debt facilities.

The income tax expense for the six months ended June 30, 2014 was a provision of $0.6 million compared $5.3 million for the six months ended June 30, 2013. The decrease in income tax provision for the first half of 2014 was attributable to the lower taxable operating income in 2014. The effective tax rate for the six months ended June 30, 2014 is 31.1%, which is below the effective tax rate of 38.2% for the same period of 2013 due to larger tax credits allowed in 2014. The Company expects the tax rate for the full year before consideration of nondeductible pretax items to remain near 40%.

Net income from continuing operations was $3.9 million and the earnings per diluted share was $0.06 for the 2014 second quarter compared to a net income from continuing operations of $3.8 million and earnings per diluted share of $0.06 for the same period 2013. Net income from continuing operations was $1.4 million with earnings per diluted share of $0.02 for the six months ended June 30, 2014 compared to net income from continuing operations of $8.5 million with earnings per diluted share of $0.14 for the same period in 2013. The decrease in 2014 is due to lower operating income described above which was partially offset by a $2.2 million noncash bargain purchase gain recognized during the second quarter of 2014. This gain is related to a small acquisition in our environmental & remediation segment.

Adjusted EBITDA from continuing operations (as defined on page 26) was $19.8 million and $31.8 million for the three and six months ended June 30, 2014, respectively, compared with $22.0 million and $47.4 million in the same 2013 periods. This decrease is the result of lower operating income in the current year period as described above.

Results by segment

Dredging

Dredging revenues for the three and six months ended June 30, 2014 were $157.1 and $319.1 million, respectively, compared to $136.5 million and $310.4 million for the same period of 2013. The dredging segment for the six months ended June 30, 2014 included increases in coastal protection, maintenance and rivers & lakes dredging revenues which were slightly offset by decreases in domestic and foreign capital revenues. The current year benefited from a large number of projects in New York and New Jersey to repair damaged shorelines as a result of Superstorm Sandy as well as several maintenance projects in New York, Maryland, and Georgia. The prior year dredging revenues were driven by three projects in the Middle East and two coastal restoration projects in Louisiana that did not repeat in the current year.

Gross profit margin in the dredging segment was 14.4% and 13.6% for the three and six months ended June 30, 2014, respectively, compared to a gross profit margin of 9.1% and 14.1% for the same period in the prior year. Dredging gross profit margin was lower for the first half of 2014 as many projects experienced severe weather, especially in the first quarter of 2014, which both contributed to longer project durations and equipment downtime for maintenance. These weather impacts in the first quarter were partially offset by improved performance in the second quarter with better dredging mechanical efficiency and fewer production delays from the prior comparable quarter. In addition, fewer projects in the Middle East in 2014 further lowered the gross profit margin in the first six months of the current year as fixed costs impacted the gross profit of our foreign operations.

Dredging segment operating income was $11.0 million and $18.4 million for the three and six months ended June 30, 2014, respectively, compared to operating income of $14.6 million and $33.6 million for the three and six months ended June 30, 2013. Besides the change in gross profit, the lower operating income is primarily due to the $13.3 million in proceeds from loss of use claim received during the 2013 second quarter.

Environmental & remediation

Environmental & remediation revenues for the three and six months ended June 30, 2014 totaled $29.3 million and $42.0 million, respectively, compared to $10.9 million and $17.1 million for the same period in the prior year. Environmental & remediation revenues for the first six months of 2014 increased as a result of a greater number of projects, including large remediation projects in New Jersey and Michigan.

The environmental & remediation segment had a gross profit margin of 12.4% and 8.8% for the three and six months ended June 30, 2014, respectively and a gross profit margin of 12.0% and 4.6% for the same period in the prior year. During the first half of 2014, better fixed cost coverage allowed for improvements in the gross profit margin.

The environmental & remediation segment had an operating loss of $0.7 million and $5.3 million for the three and six months ended June 30, 2014, compared to an operating loss of $2.9 million and $7.4 million for the same periods of 2013. The change in operating loss is the result of the foregoing increase in gross profit margin for the six months ended June 30, 2014, slightly offset by a $0.7 million increase in general and administrative expenses.

On April 23, 2014, the Company completed the sale of its historical demolition business which previously was part of the environmental & remediation segment. The historical demolition business has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2014	2013	2013
Dredging:
Capital—U.S.	$183,467	$176,117	$185,351
Capital—foreign	68,328	98,666	163,577
Coastal protection	56,896	143,498	66,398
Maintenance	41,585	70,633	20,950
Rivers & lakes	106,076	26,158	21,975

Dredging Backlog	456,352	515,072	458,251
Environmental & remediation	52,072	28,330	55,710

Total Backlog	$508,424	$543,402	$513,961

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 63% of the Company’s June 30, 2014 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2014 second quarter totaled $199.4 million, resulting in $575.9 million of work awarded during the first six months of 2014. This represents an increase of $9.7 million from the first half of 2013. During the first two quarters, the Company was awarded the final phase of the PortMiami project, for $31.6 million. Additionally, the Company was awarded coastal protection projects in North Carolina and New Jersey. Including these awards, the Company won 76%, or $43.0 million of the coastal protection projects awarded through June 30, 2014. For the contracts released in the current year, the Company won 26% or $78.9 million of the domestic capital projects, 16% or $13.4 million of the maintenance projects and 72% or $91.7 million of the rivers & lakes projects awarded year-to-date through June 30, 2014. The Company won 39% of the overall domestic bid market through June 30, 2014, which is below the Company’s prior three year average of 46%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $456.4 million at June 30, 2014 compared to $515.1 million of backlog as of December 31, 2013. These amounts do not reflect approximately $38.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2014. At December 31, 2013 the amount of domestic low bids and options pending award was $136.4 million. Subsequent to the end of the quarter, the Company was awarded a $35 million land reclamation contract in Bahrain that will be included in future backlog.

Domestic capital dredging backlog at June 30, 2014 was $7.4 million greater than at December 31, 2013. During the first two quarters of 2014, the Company was awarded two projects, totaling approximately $40 million, to deepen the main channel on the Delaware River. Additionally, the PortMiami project will continue into 2015 adding to revenues throughout the second half of 2014. The Company also continues to work on a deepening project in New York. The Water Resources Reform and Development Act (WRRDA) was signed in the second quarter of 2014 which authorized the Corps to begin dredging to deepen the Savannah River channel as well as initiated the studies to deepen the Ports of Jacksonville, Boston and others in the Gulf Coast. The Company views the bill as a positive catalyst for the domestic dredging industry as it authorizes over thirty major projects for the Corps.

Coastal protection dredging backlog at June 30, 2014 was $86.6 million lower than at December 31, 2013 as the Company worked a number of projects in backlog to repair damaged shorelines in New York and New Jersey. Additionally, the Company worked on projects in South Carolina and Florida that were part of the backlog at year end. As noted above, the Company was awarded two large coastal protection projects as a result of Superstorm Sandy during the second quarter of 2014. The Corps is expected to let for bid a second round of coastal protection projects in the second half of 2014. In addition, several states are recognizing the importance of coastal protection to their communities and are stepping up local funding for projects that will directly impact their communities and provide a positive impact for the domestic dredging market.

Maintenance dredging backlog was $29.0 million lower at June 30, 2014 than at December 31, 2013. The Company primarily completed its backlog related to several large projects in Florida, Georgia and Maryland during the first half of 2014. The Company will continue working on projects in New York, New Jersey and Tennessee throughout the second half of 2014. The previously mentioned Water Resources Reform and Development Act calls for full use of Harbor Maintenance Trust Fund (HMTF) for maintenance of ports and waterways within ten years. With the mandate to utilize the taxes collected on imports to U.S. ports for their intended purpose of maintaining future access to the waterways and ports that support our nation’s economy, the Company expects the Corps to substantially increase the projects let to bid for maintenance projects in the second half of 2014, the fiscal year 2015 and beyond.

Rivers & lakes backlog is $79.9 million higher at June 30, 2014 than at December 31, 2013 primarily due to the Lake Decatur award in the first quarter of 2014. Rivers & lakes continued to earn on projects in its backlog, including work on the Lake Decatur project and a private company project in Florida. Increased rainfall in the first half of 2014 which deposited additional sediment into the Mississippi River and allocation of resources from the Corps to other projects have left a backlog of projects to let from the government to maintain optimal navigation on this important waterway.

Foreign capital dredging backlog was down $30.3 million from December 31, 2013. The Company continued to earn on the Wheatstone LNG project as well as a projects won in Brazil and the Middle East in the first quarter of 2014. Backlog from our Wheatstone LNG project and a project in the Middle East comprised a majority of the balance of backlog as of June 30, 2014. As noted above, the Company was awarded a $35 million land reclamation contract in Bahrain subsequent to the end of the 2014 second quarter.

Environmental & remediation services backlog was $23.7 million higher at June 30, 2014 than at December 31, 2013. The increase was primarily driven by the award of a new phase of the Midwestern remediation project during the first quarter of 2014. Terra’s reputation in the remediation specialty contracting business has allowed the division to expand into new territory and complementary services for its clients. The two segments of the Company have combined product offerings during the year to serve our client’s needs. Terra’s combined service offering with rivers & lakes’ dredging highlights an important growth element of the Company.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities of continuing operations for the six months ended June 30, 2014 and 2013 totaled $15.0 million, and $(11.6) million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in the current year from the six months ended June 30, 2013 is related to a decrease in the investment in working capital partially offset by lower adjusted EBITDA from continuing operations in the current year.

The Company’s net cash flows used in investing activities of continuing operations for the first six months of 2014 and 2013 totaled $53.3 million and $13.9 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the six months ended June 30, 2014, the Company spent $23.5 million on construction in progress for a vessel being built to our specifications. The Company intends to secure financing during construction of the vessel.

The Company’s net cash flows provided by financing activities of continuing operations for the six months ended June 30, 2014 resulted in no net change compared to $30.3 million for the six months ended June 30, 2013. The change in net cash flows from financing activities is primarily due to net borrowings on the Company’s revolver during the 2013 first half of $41.0 million. Also in 2013, the Company paid $10.5 million on a promissory note related to the Terra acquisition.

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

In 2013, outstanding obligations under the Credit Agreement, which were previously unsecured, were secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable, subject to the liens and interests of certain other parties holding first priority perfected liens. Under the terms of the Credit Agreement, the obligations thereunder that became secured could again become unsecured provided that (i) no event of default has occurred and is continuing, (ii) the Company has maintained for two consecutive quarters, and is projected to maintain for the next two consecutive quarters, a total leverage ratio less than or equal to 3.75 to 1.0 and (iii) the Company has delivered to the lenders its audited financial statements with respect to its fiscal year ending December 31, 2013. At June 30, 2014, the Credit Agreement remains secured by liens on certain of the Company’s vessels and all of its domestic accounts receivable.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of June 30, 2014, the Company had $35.0 million of borrowings on the revolver and $114.9 million of letters of credit outstanding, resulting in $25.1 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At June 30, 2014, the Company was in compliance with its various covenants under its Credit Agreement.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At June 30, 2014, the Company had outstanding performance bonds valued at approximately $852.0 million, of which $39.2 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $333.3 million.

In addition to its credit facility, the Company has a $24 million International Letter of Credit Facility with Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank (the “International Letter of Credit Facility”). This facility is used for performance and advance payment guarantees on foreign contracts. The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable. In addition, the Export-Import Bank of the United States (“Ex-Im Bank”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program, which covers 90% of the obligations owing under the facility. At June 30, 2014, the Company had no letters of credit issued under this facility.

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

In addition, on April 23, 2014 the Company entered into (i) an amendment to the Credit Agreement, which amended the Credit Agreement to permit the entrance into the Zurich Guarantee by the Company and to exclude the Zurich Guarantee and the Zurich Letter of Credit from the calculation of the Company’s financial covenants under the Credit Agreement related to total consolidated indebtedness and total leverage ratio and (ii) an amendment to the International Letter of Credit Facility, to exclude the Zurich Guarantee and the Zurich Letter of Credit from the calculation of the Company’s financial covenants thereunder related to total consolidated indebtedness and total leverage ratio.

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

The market risk of the Company’s financial instruments as of June 30, 2014 has not materially changed since December 31, 2013. The market risk profile of the Company on December 31, 2013 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the six months ended June 30, 2014 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6.	Exhibits

10.1	Amended and Restated Employment Agreement with Jonathan W. Berger, dated as of May 8, 2014. (1)

10.2	Offer letter, dated as of June 5, 2014 to Mark W. Marinko. *

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 13, 2014 (Commission file no. 001-33225).
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ MARK W. MARINKO
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 6, 2014

EXHIBIT INDEX

Number	Document Description

10.1	Amended and Restated Employment Agreement with Jonathan W. Berger, dated as of May 8, 2014. (1)

10.2	Offer letter, dated as of June 5, 2014 to Mark W. Marinko. *

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 13, 2014 (Commission file no. 001-33225).
*	Filed herewith.