Form 10-Q
period 2014-09-30
Great Lakes Dredge & Dock CORP
filed 2014-11-06
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 60,135,711 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2014

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,088	$75,338
Accounts receivable—net	98,118	96,515
Contract revenues in excess of billings	85,628	67,432
Inventories	33,194	32,500
Prepaid expenses and other current assets	58,440	44,164
Assets held for sale	—	45,104

Total current assets	296,468	361,053
PROPERTY AND EQUIPMENT—Net	382,331	345,620
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	80,885	81,302
INVENTORIES—Noncurrent	37,324	38,496
INVESTMENTS IN JOINT VENTURES	8,445	8,256
ASSETS HELD FOR SALE—Noncurrent	—	8,856
OTHER	11,745	9,062

TOTAL	$817,198	$852,645

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$139,341	$116,121
Accrued expenses	49,755	38,531
Billings in excess of contract revenues	4,978	6,754
Current portion of long term debt	373	—
Liabilities held for sale	—	32,493

Total current liabilities	194,447	193,899
7 3/8% SENIOR NOTES	250,000	250,000
REVOLVING CREDIT FACILITY	35,000	35,000
LONG TERM NOTE PAYABLE	485	—
DEFERRED INCOME TAXES	90,040	108,511
LIABILITIES HELD FOR SALE—Noncurrent	—	1,212
OTHER	11,672	21,922

Total liabilities	581,644	610,544

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 60,136 and 59,670 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	6	6
Additional paid-in capital	277,097	275,183
Accumulated deficit	(40,488)	(31,770)
Accumulated other comprehensive loss	(1,061)	(473)

Total Great Lakes Dredge & Dock Corporation equity	235,554	242,946
NONCONTROLLING INTERESTS	—	(845)

Total equity	235,554	242,101

TOTAL	$817,198	$852,645

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Contract revenues	$202,198	$187,862	$561,289	$515,140
Costs of contract revenues	177,739	160,026	489,720	442,798

Gross profit	24,459	27,836	71,569	72,342
General and administrative expenses	16,062	17,121	49,850	48,700
Proceeds from loss of use claim	—	—	—	(13,272)
(Gain) loss on sale of assets—net	390	(3,214)	558	(3,141)

Operating income	8,007	13,929	21,161	40,055
Interest expense—net	(4,702)	(5,542)	(14,730)	(16,671)
Equity in earnings (loss) of joint ventures	(5,785)	1,427	(9,063)	452
Gain on bargain purchase acquisition	—	—	2,197	—
Other income (expense)	384	(178)	410	(403)

Income (loss) from continuing operations before income taxes	(2,096)	9,636	(25)	23,433
Income tax (provision) benefit	1,069	(3,060)	425	(8,326)

Income (loss) from continuing operations	(1,027)	6,576	400	15,107
Loss from discontinued operations, net of income taxes	(1,059)	(5,310)	(9,118)	(38,618)

Net income (loss)	(2,086)	1,266	(8,718)	(23,511)
Net loss attributable to noncontrolling interest	—	182	—	151

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(2,086)	$1,448	$(8,718)	$(23,360)

Basic earnings (loss) per share attributable to continuing operations	(0.01)	0.11	0.01	0.25
Basic loss per share attributable to discontinued operations, net of tax	(0.02)	(0.08)	(0.15)	(0.64)

Basic earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.03)	$0.03	$(0.14)	$(0.39)
Basic weighted average shares	60,040	59,526	59,870	59,444
Diluted earnings (loss) per share attributable to continuing operations	(0.01)	0.11	0.01	0.25
Diluted loss per share attributable to discontinued operations, net of tax	(0.02)	(0.09)	(0.15)	(0.64)

Diluted earnings (loss) per share attributable to Great Lakes Dredge & Dock Corporation	$(0.03)	$0.02	$(0.14)	$(0.39)
Diluted weighted average shares	60,040	60,082	60,491	60,000

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,086)	$1,266	$(8,718)	$(23,511)
Currency translation adjustment—net of tax (1)	(416)	(51)	(389)	(131)
Net unrealized gain on derivatives—net of tax (2)	(169)	(88)	(199)	(122)

Other comprehensive loss—net of tax	(585)	(139)	(588)	(253)

Comprehensive income (loss)	(2,671)	1,127	(9,306)	(23,764)
Comprehensive loss attributable to noncontrolling interests	—	182	—	151

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$(2,671)	$1,309	$(9,306)	$(23,613)

(1)	Net of income tax (expense) benefit of $276 and $(34) for the three months ended September 30, 2014 and 2013, respectively, and $259 and $(85) for nine months ended September 30, 2014 and 2013, respectively.
(2)	Net of income tax expense of $111 and $58 for the three months ended September 30, 2014 and 2013, respectively, and $132 and $81 for the nine months ended September 30, 2014 and 2013, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
BALANCE—January 1, 2014	59,670	$6	$275,183	$(31,770)	$(473)	$(845)	$242,101
Share-based compensation	94	—	1,816	—	—	—	1,816
Vesting of restricted stock units, including impact of shares withheld for taxes	107	—	(501)	—	—	—	(501)
Exercise of options and purchases from employee stock plans	265	—	1,542	—	—	—	1,542
Excess income tax benefit from share-based compensation	—	—	45	—	—	—	45
Purchase of noncontrolling interest	—	—	(988)	—	—	845	(143)
Net loss	—	—	—	(8,718)	—	—	(8,718)
Other comprehensive loss—net of tax	—	—	—	—	(588)	—	(588)

BALANCE—September 30, 2014	60,136	$6	$277,097	$(40,488)	$(1,061)	$—	$235,554

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
BALANCE—January 1, 2013	59,359	$6	$271,418	$2,591	$(380)	$(210)	$273,425
Share-based compensation	75	—	2,452	—	—	—	2,452
Vesting of restricted stock units, including impact of shares withheld for taxes	69	—	(305)	—	—	—	(305)
Exercise of options and purchases from employee stock plans	122	—	581	—	—	—	581
Excess income tax benefit from share-based compensation	—	—	133	—	—	—	133
Distributions paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	(23,360)	—	(151)	(23,511)
Other comprehensive loss—net of tax	—	—	—	—	(253)	—	(253)

BALANCE—September 30, 2013	59,625	$6	$274,279	$(20,769)	$(633)	$(364)	$252,519

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(8,718)	$(23,511)
Loss from discontinued operations, net of income taxes	(9,118)	(38,618)

Income from continuing operations	400	15,107
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	32,744	33,777
Equity in (earnings) loss of joint ventures	9,063	(452)
Deferred income taxes	(11,034)	(936)
(Gain) loss on sale of assets	558	(3,141)
Gain on bargain purchase acquisition	(2,197)	—
Amortization of deferred financing fees	1,036	865
Unrealized net loss from mark-to-market valuations of derivatives	1,051	—
Unrealized foreign currency (gain) loss	(561)	99
Share-based compensation expense	1,816	2,452
Excess income tax benefit from share-based compensation	(45)	(133)
Changes in assets and liabilities:
Accounts receivable	(3,791)	3,591
Contract revenues in excess of billings	(18,292)	(22,201)
Inventories	504	(3,955)
Prepaid expenses and other current assets	(2,743)	(10,793)
Accounts payable and accrued expenses	10,927	5,278
Billings in excess of contract revenues	(1,776)	(6,630)
Other noncurrent assets and liabilities	(2,369)	(1,703)

Net cash flows provided by operating activities of continuing operations	15,291	11,225
Net cash flows used in operating activities of discontinued operations	(5,024)	(8,491)

Cash provided by operating activities	10,267	2,734
INVESTING ACTIVITIES:
Purchases of property and equipment	(66,433)	(37,968)
Proceeds from dispositions of property and equipment	1,614	4,194
Proceeds from (payments on) vendor performance obligations	(3,100)	13,600
Payments for acquisitions of businesses	(2,048)	—

Net cash flows used in investing activities of continuing operations	(69,967)	(20,174)
Net cash flows provided by (used in) investing activities of discontinued operations	5,275	(149)

Cash used in investing activities	(64,692)	(20,323)
FINANCING ACTIVITIES:
Deferred financing fees	(845)	—
Repayments of long term note payable	—	(10,547)
Taxes paid on settlement of vested share awards	(501)	(305)
Repayments of equipment debt	(121)	(6)
Purchase of noncontrolling interest	(205)	—
Exercise of options and purchases from employee stock plans	1,542	581
Excess income tax benefit from share-based compensation	45	133
Borrowings under revolving loans	105,000	194,500
Repayments of revolving loans	(105,000)	(149,500)

Net cash flows provided by (used in) financing activities of continuing operations	(85)	34,856
Net cash flows used in financing activities of discontinued operations	—	(39)

Cash provided by (used in) financing activities	(85)	34,817
Effect of foreign currency exchange rates on cash and cash equivalents	260	(346)

Net increase (decrease) in cash and cash equivalents	(54,250)	16,882
Cash and cash equivalents at beginning of period	75,338	24,440

Cash and cash equivalents at end of period	$21,088	$41,322

Supplemental Cash Flow Information
Cash paid for interest	$18,936	$19,525

Cash paid (refunded) for income taxes	$(9,364)	$431

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$18,401	$12,432

Property and equipment purchased on capital leases and equipment notes	$1,616	$—

Purchase of noncontrolling interest	$988	—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1. Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2014, and its results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013 have been included.

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

The Company has four operating segments that, through aggregation, comprise two reportable segments: dredging and environmental & remediation, previously referred to as the demolition segment. The historical demolition business has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units. The Company performed its most recent annual test of impairment as of July 1, 2014 for the goodwill in both the dredging and environmental & remediation segments with no indication of goodwill impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2015.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, which will be our first quarter of fiscal 2017. Early adoption is not permitted. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

2. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended September 30, 2014, the dilutive effect of 521 thousand shares of stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. Additionally, for the three and nine months ended September 30, 2014, 664 thousand and 500 thousand shares, respectively, of stock options or restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(1,027)	$6,576	$400	$15,107
Loss on discontinued operations, net of income taxes, attributable to Great Lakes Dredge & Dock Corporation	(1,059)	(5,128)	(9,118)	(38,467)

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	(2,086)	1,448	(8,718)	(23,360)
Weighted-average common shares outstanding — basic	60,040	59,526	59,870	59,444
Effect of stock options and restricted stock units	—	556	621	556

Weighted-average common shares outstanding — diluted	60,040	60,082	60,491	60,000

Earnings (loss) per share from continuing operations — basic	$(0.01)	$0.11	$0.01	$0.25
Earnings (loss) per share from continuing operations — diluted	$(0.01)	$0.11	$0.01	$0.25

3. Accounts receivable and contracts in progress

Accounts receivable at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Completed contracts	$12,718	$17,361
Contracts in progress	71,402	62,177
Retainage	16,450	18,506

	100,570	98,044
Allowance for doubtful accounts	(1,529)	(1,529)

Total accounts receivable—net	$99,041	$96,515

Current portion of accounts receivable—net	$98,118	$96,515
Long-term accounts receivable and retainage	923	—

Total accounts receivable—net	$99,041	$96,515

The components of contracts in progress at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$737,986	$435,470
Amounts billed	(660,952)	(370,730)

Costs and earnings in excess of billings for contracts in progress	77,034	64,740
Costs and earnings in excess of billings for completed contracts	8,594	2,692

Total contract revenues in excess of billings	$85,628	$67,432

Billings in excess of costs and earnings:
Amounts billed	$(175,854)	$(156,794)
Costs and earnings for contracts in progress	170,876	150,040

Total billings in excess of contract revenues	$(4,978)	$(6,754)

4. Accrued expenses

Accrued expenses at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Insurance	$13,219	$8,649
Payroll and employee benefits	8,406	13,664
Income and other taxes	4,803	3,709
Interest	3,309	8,066
Percentage of completion adjustment	451	2,135
Other	19,567	2,308

Total accrued expenses	$49,755	$38,531

5. Long-term debt

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, as subsequently amended, provides for a senior revolving credit facility in an aggregate principal amount of up to $210,000, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15,000. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions.

On September 15, 2014, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement which exercised a portion of the incremental loans feature of the Credit Agreement that allowed the Company to increase the aggregate revolving commitment. A new lender provided an incremental commitment of $35,000 increasing the aggregate revolving commitment to $210,000. Additionally, the Fifth Amendment allowed full use of the aggregate revolving commitment for the issuance of letters of credit and decreased the required ratio of aggregate orderly liquidation value of pledged collateral from 1.5 times to 1.27 times the aggregate revolving commitment. The Fifth Amendment further amended the Credit Agreement so that the Credit Agreement will remain secured and collateralized by perfected liens on certain of the Company’s vessels and its domestic accounts receivable, subject to permitted liens and prior interests of other parties.

In connection with the Company’s entry into the Fifth Amendment, Zurich American Insurance Company, the Company’s surety provider, secured permitted second mortgages on the same vessels securing the obligations under the Credit Agreement.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of September 30, 2014, the Company had $35,000 of borrowings on the revolver and $117,761 of letters of credit outstanding, resulting in $57,239 of availability under the Credit Agreement. At September 30, 2014, the Company was in compliance with its various financial covenants under its Credit Agreement.

On September 15, 2014, the Company terminated its $24,000 international letter of credit facility with Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended. On the date of termination, there were no letters of credit or other indebtedness outstanding under this facility, and the loan documents providing for the facility, and the liens and security interests securing it, were terminated and released.

At September 30, 2014, the Company also had $250,000 of 7.375% senior notes outstanding, which mature in February 2019.

Subsequent to September 30, 2014, the Company entered into transactions affecting its long-term debt. See Note 12.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At times, the Company holds certain derivative contracts that it uses to manage foreign currency risk and commodity price risk. The Company does not hold or issue derivatives for speculative or trading purposes. In addition, other nonfinancial assets and liabilities are measured at fair value in the financial statements on a nonrecurring basis. The fair values of these financial instruments and nonfinancial assets and liabilities measured at the reporting date are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$1,051	$—	$1,051	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$332	$—	$332	$—

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At September 30, 2014 and December 31, 2013, there were no outstanding contracts.

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

As of September 30, 2014, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through August 2015. As of September 30, 2014, there were 4.1 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted fuel purchases through August 2015. Under these swap agreements, the Company will pay fixed prices ranging from $2.86 to $3.01 per gallon.

At September 30, 2014, the fair value liability of the fuel hedge contracts was estimated to be $1,051 and is recorded in accrued expenses. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2014 was $332. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The fair value of the fuel hedge contracts outstanding as of September 30, 2014 and December 31, 2013 is as follows:

		Fair Value at
		September 30,	December 31,
	Balance Sheet Location	2014	2013
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$—	$332

Liability derivatives:
Derivatives not designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$1,051	$—

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cumulative translation adjustments—net of tax	$(416)	$(51)	$(389)	$(131)
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	(306)	(53)	(332)	237
Change in fair value of derivatives—net of tax	136	(35)	132	(359)

Net unrealized gain on derivatives—net of tax	(169)	(88)	(199)	(122)

Total other comprehensive loss	$(585)	$(139)	$(588)	$(253)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2014	2013	2014	2013
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(241)	$(88)	$(286)	$395
	Income tax (provision) benefit	65	(35)	46	158

		$(306)	$(53)	$(332)	$237

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on the timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In January 2011, the Company issued $250,000 of 7.375% senior notes due February 1, 2019, which were outstanding at September 30, 2014. The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $256,875 at September 30, 2014, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

7. Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In May 2014, the Company granted 337 thousand options to purchase shares of common stock and 182 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $828 and $1,816, respectively, for the three and nine months ended September 30, 2014 and $1,000 and $2,452 for the three and nine months ended September 30, 2013, respectively.

8. Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2014, the Company had outstanding performance bonds totaling approximately $822,283, of which $49,613 relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $603,748.

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

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. These three actions were consolidated and recaptioned In re Great Lakes Dredge & Dock Corporation Securities Litigation, Case No. 1:13-cv-02115, on June 10, 2013. The plaintiffs filed an amended class action complaint on August 9, 2013, which the defendants moved to dismiss on October 8, 2013. After briefing and oral argument by the parties, the Court entered an order on October 21, 2014 denying that motion to dismiss. The Company denies liability and intends to vigorously defend this action.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013 and was voluntarily dismissed on June 10, 2013. A third, similar lawsuit captioned St. Lucie County Fire District Firefighters Pension Trust Fund v. Leight et al., Case No. 13 CH 15483, was filed in Cook County Circuit Court in Illinois on July 8, 2013, and has since been transferred to DuPage County Circuit Court and consolidated with the Hammoud action. The Hammoud/St. Lucie plaintiffs have filed a consolidated amended complaint on December 9, 2013, but the action was otherwise stayed pending a ruling on the motion to dismiss the securities class action. A fourth, similar lawsuit (that additionally named one current and one former executive as defendants) captioned Griffin v. Berger et al., Case No. 1:13-cv-04907, was filed in the Northern District of Illinois on July 9, 2013. The Griffin action was also stayed pending a ruling on the motion to dismiss the securities class action. The parties have agreed to continue to stay these matters until early December 2014.

As discussed in Note 10, on April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC, which together comprised the Company’s historical demolition business, to a privately owned demolition company. Under the terms of the divestiture, the Company retained certain pre-closing liabilities relating to the disposed business. Certain of these liabilities are described below.

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

9. Investments

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. The Company has begun the discussion with its joint venture partner in TerraSea regarding the winddown of operations and liquidation of the investments.

The Company accounts for this investment under the equity method. The following is summarized financial information for this entity:

	Nine Months Ended
	September 30,
	2014	2013
Revenue	$5,853	$4,424
Gross profit	(15,241)	(714)
Loss from continuing operations	(16,110)	(1,608)
Net Loss	(16,110)	(1,608)

10. Business dispositions

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, its two former subsidiaries that comprised the historical demolition business. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, and net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims. In the fourth quarter of 2013, the Company recorded a preliminary loss on disposal of assets held for sale in discontinued operations, which is subject to change based upon subsequent adjustments to the purchase price related to additional proceeds.

The results of the businesses have been reported in discontinued operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$—	$10,964	$14,439	$25,396
Loss before income taxes from discontinued operations	$(1,053)	$(7,687)	$(18,393)	$(48,608)
Income tax (provision) benefit	(6)	2,377	9,275	9,990

Loss from discontinued operations, net of income taxes	$(1,059)	$(5,310)	$(9,118)	$(38,618)

11. Segment information

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Dredging
Contract revenues	$167,079	$155,469	$486,153	$465,915
Operating income	5,733	13,129	24,157	46,698
Environmental & remediation
Contract revenues	$37,182	$36,114	$79,224	$53,215
Operating income (loss)	2,274	800	(2,996)	(6,643)
Intersegment revenues	$(2,063)	$(3,721)	(4,088)	(3,990)
Total
Contract revenues	$202,198	$187,862	$561,289	$515,140
Operating income	8,007	13,929	21,161	40,055

Foreign dredging revenue of $40,040 and $85,691 for the three and nine months ended September 30, 2014, respectively, was primarily attributable to work on the Wheatstone LNG project in Western Australia as well as work done in Brazil and the Middle East. Foreign dredging revenue for the three and nine months ended September 30, 2013 was $32,651 and $104,384, respectively.

During the nine months ended September 30, 2014, the Company earned significant revenue from a large, single customer foreign contract. As a result of the successful resolution of contingencies with the customer, a revision to the estimated gross profit percentage was recorded in the period. The cumulative net impact of this change increased gross profit by $12,423 for the three months ended September 30, 2014. Due to uncertainties inherent in estimations, the Company could record further revisions to our gross profit percentage on this contract as it is completed.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

12. Subsequent events

On November 4, 2014, the Company entered into a new senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50,000 (the “Term Loan Facility”) pursuant to a Loan and Security Agreement (the “Loan Agreement”) by and among, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. Pursuant to the term loan, the Company borrowed an aggregate principal amount of $46,840. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge.

The Term Loan Facility has a term of 5 years. The borrowings under the Term Loan Facility bear interest at a fixed rate of 4.655% per annum. If an event of default occurs under the Loan Agreement, the interest rate will increase by 2.00% per annum during the continuance of such event of default.

The Term Loan Facility provides for monthly amortization payments, payable in arrears, commencing on December 4, 2014, at an annual amount of (i) approximately 10% of the principal amount of the Term Loan Facility during the first two years of the term, (ii) approximately 20% of the principal amount of the Term Loan Facility during the third and fourth years of the term, and (iii) approximately 25% of the principal amount of the Term Loan Facility during the final year of the term, with the remainder due on the maturity date of the facility. In addition, the Company has usual and customary mandatory prepayment provisions and may optionally prepay the Term Loan Facility in whole or in part at any time, subject to a minimum prepayment amount.

The Loan Agreement includes customary representations, affirmative and negative covenants and events of default for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement.

On November 4, 2014, the Company acquired Magnus Pacific Corporation, a California corporation (“Magnus”), for an aggregate purchase price of approximately $50,000, subject to a customary working capital adjustment. Magnus is engaged in the business of environmental remediation, geotechnical construction, demolition, and sediments and wetlands construction.

Under the terms of the acquisition, the aggregate purchase price is satisfied by payment of $25,000 paid at closing, the issuance of a promissory note of approximately $14,000 (the “Promissory Note”), and an earnout payment (the “Earnout Payment”). The original principal amount of the Promissory Note will be finally determined within 60 days after the 2014 fiscal year end. Payments on the Promissory Note will be made in two equal installments on January 1, 2017 and January 1, 2018. The Promissory Note shall bear interest at 5% per annum, which shall begin to accrue on January 1, 2015, and shall continue to accrue until payment of the second installment. In the event Magnus does not achieve minimum earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) in the 2015 fiscal year, the principal amount of the Promissory Note will be reduced. The Promissory Note also is subject to reduction based on certain indemnification obligations of the shareholders. The maximum potential aggregate Earnout Payment is $11,400 and will be determined based on the attainment of combined Adjusted EBITDA targets of Magnus and Terra Contracting Services, LLC, a wholly-owned subsidiary of the Company for the year ending December 31, 2019. The Earnout Payment may be paid in cash or shares of the Company’s common stock, at the Company’s option.

In connection with the acquisition of Magnus Pacific Corporation and the Term Loan Facility on November 4, 2014, Great Lakes Dredge & Dock Corporation entered into the sixth amendment (“Sixth Amendment’) to the Company’s Credit Agreement. The Sixth Amendment amends the Credit Agreement to permit the Term Loan Facility, permit the acquisition of Magnus Pacific and permit the issuance of up to an additional $50,000 in aggregate principal amount of the Company’s currently outstanding 7.375% senior notes due 2019.

13. Subsidiary guarantors

The Company’s long-term debt at September 30, 2014 includes $250,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of September 30, 2014 and December 31, 2013;

(ii)	statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013; and

(iii)	statements of cash flows for the nine months ended September 30, 2014 and 2013.

Certain amounts included in the following condensed consolidating statements of cash flows for the nine months ended September 30, 2013 have been corrected to conform with current year presentation reflecting intercompany borrowings and payments as either investing or financing activities.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,212	$2,873	$3	$—	$21,088
Accounts receivable — net	98,118	—	—	—	98,118
Receivables from affiliates	164,731	3,561	33,406	(201,698)	—
Contract revenues in excess of billings	82,717	2,911	—	—	85,628
Inventories	33,194	—	—	—	33,194
Prepaid expenses and other current assets	60,207	875	(2,642)	—	58,440

Total current assets	457,179	10,220	30,767	(201,698)	296,468
PROPERTY AND EQUIPMENT—Net	382,325	6	—	—	382,331
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	80,885	—	—	—	80,885
INVENTORIES — Noncurrent	37,324	—	—	—	37,324
INVESTMENTS IN JOINT VENTURES	8,445	—	—	—	8,445
INVESTMENTS IN SUBSIDIARIES	3,722	—	594,364	(598,086)	—
OTHER	7,409	3	4,333	—	11,745

TOTAL	$977,289	$10,229	$629,464	$(799,784)	$817,198

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$138,137	$903	$301	$—	$139,341
Payables to affiliates	175,587	12,327	13,784	(201,698)	—
Accrued expenses	45,663	221	3,871	—	49,755
Billings in excess of contract revenues	4,978	—	—	—	4,978
Current portion of long term debt	373	—	—	—	373

Total current liabilities	364,738	13,451	17,956	(201,698)	194,447
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	35,000	—	35,000
LONG TERM NOTE PAYABLE	485	—	—	—	485
DEFERRED INCOME TAXES	(363)	—	90,403	—	90,040
OTHER	11,121	—	551	—	11,672

Total liabilities	375,981	13,451	393,910	(201,698)	581,644
Total Great Lakes Dredge & Dock Corporation Equity	601,308	(3,222)	235,554	(598,086)	235,554
NONCONTROLLING INTERESTS	—	—	—	—	—

TOTAL EQUITY	601,308	(3,222)	235,554	(598,086)	235,554

TOTAL	$977,289	$10,229	$629,464	$(799,784)	$817,198

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$198,934	$3,264	$—	$—	$202,198
Costs of contract revenues	(170,911)	(6,828)	—	—	(177,739)

Gross profit	28,023	(3,564)	—	—	24,459
OPERATING EXPENSES:
General and administrative expenses	15,988	1	73	—	16,062
Loss on sale of assets—net	390	—	—	—	390

Operating income (loss)	11,645	(3,565)	(73)	—	8,007
Interest expense—net	(60)	—	(4,642)	—	(4,702)
Equity in earnings of subsidiaries	54	—	3,316	(3,370)	—
Equity in loss of joint ventures	(5,785)	—	—	—	(5,785)
Other income	384	—	—	—	384

Income (loss) from continuing operations before income taxes	6,238	(3,565)	(1,399)	(3,370)	(2,096)
Income tax benefit	697	—	372	—	1,069

Income (loss) from continuing operations	6,935	(3,565)	(1,027)	(3,370)	(1,027)
Loss from discontinued operations, net of income taxes	(1,059)	—	(1,059)	1,059	(1,059)

Net income (loss)	5,876	(3,565)	(2,086)	(2,311)	(2,086)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$5,876	$(3,565)	$(2,086)	$(2,311)	$(2,086)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$5,707	$(3,981)	$(2,671)	$(1,726)	$(2,671)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$179,514	$8,348	$—	$—	$187,862
Costs of contract revenues	(149,966)	(10,060)	—	—	(160,026)

Gross profit	29,548	(1,712)	—	—	27,836
OPERATING EXPENSES:
General and administrative expenses	17,121	—	—	—	17,121
Gain on sale of assets—net	(3,214)	—	—	—	(3,214)

Operating income (loss)	15,641	(1,712)	—	—	13,929
Interest expense—net	(65)	(71)	(5,406)	—	(5,542)
Equity in earnings of subsidiaries	304	—	12,711	(13,015)	—
Equity in earnings of joint ventures	1,427	—	—	—	1,427
Other income (expense)	(187)	9	—	—	(178)

Income (loss) from continuing operations before income taxes	17,120	(1,774)	7,305	(13,015)	9,636
Income tax provision	(2,331)	—	(729)	—	(3,060)

Income (loss) from continuing operations	14,789	(1,774)	6,576	(13,015)	6,576
Loss from discontinued operations, net of income taxes	(5,310)	(198)	(5,310)	5,508	(5,310)

Net income (loss)	9,479	(1,972)	1,266	(7,507)	1,266
Net loss attributable to noncontrolling interest	—	—	182	—	182

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	9,479	(1,972)	1,448	(7,507)	1,448

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$9,391	$(2,023)	$1,309	$(7,368)	$1,309

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$540,199	$21,090	$—	$—	$561,289
Costs of contract revenues	(463,718)	(26,002)	—	—	(489,720)

Gross profit	76,481	(4,912)	—	—	71,569
OPERATING EXPENSES:
General and administrative expenses	49,776	1	73	—	49,850
Loss on sale of assets—net	558	—	—	—	558

Operating income (loss)	26,147	(4,913)	(73)	—	21,161
Interest expense—net	91	(261)	(14,560)	—	(14,730)
Equity in earnings (loss) of subsidiaries	(52)	—	15,915	(15,863)	—
Equity in loss of joint ventures	(9,063)	—	—	—	(9,063)
Gain on bargain purchase acquisition	2,197	—	—	—	2,197
Other income	403	7	—	—	410

Income (loss) from continuing operations before income taxes	19,723	(5,167)	1,282	(15,863)	(25)
Income tax (provision) benefit	1,307	—	(882)	—	425

Income (loss) from continuing operations	21,030	(5,167)	400	(15,863)	400
Loss from discontinued operations, net of income taxes	(9,118)	(1,343)	(9,118)	10,461	(9,118)

Net income (loss)	11,912	(6,510)	(8,718)	(5,402)	(8,718)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$11,912	$(6,510)	$(8,718)	$(5,402)	$(8,718)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$11,713	$(6,899)	$(9,306)	$(4,814)	$(9,306)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$497,486	$17,654	$—	$—	$515,140
Costs of contract revenues	(422,764)	(20,034)	—	—	(442,798)

Gross profit	74,722	(2,380)	—	—	72,342
OPERATING EXPENSES:
General and administrative expenses	48,695	5	—	—	48,700
Proceeds from loss of use claim	(13,272)	—	—	—	(13,272)
Gain on sale of assets—net	(3,141)	—	—	—	(3,141)

Operating income (loss)	42,440	(2,385)	—	—	40,055
Interest expense—net	(214)	(160)	(16,297)	—	(16,671)
Equity in earnings of subsidiaries	306	—	39,777	(40,083)	—
Equity in earnings of joint ventures	452	—	—	—	452
Other expense	(55)	(348)	—	—	(403)

Income (loss) from continuing operations before income taxes	42,929	(2,893)	23,480	(40,083)	23,433
Income tax (provision) benefit	45	2	(8,373)	—	(8,326)

Income (loss) from continuing operations	42,974	(2,891)	15,107	(40,083)	15,107
Loss from discontinued operations, net of income taxes	(38,618)	(265)	(38,618)	38,883	(38,618)

Net income (loss)	4,356	(3,156)	(23,511)	(1,200)	(23,511)
Net loss attributable to noncontrolling interest	—	—	151	—	151

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$4,356	$(3,156)	$(23,360)	$(1,200)	$(23,360)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$4,234	$(3,287)	$(23,613)	$(947)	$(23,613)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$24,488	$(3,357)	$(5,840)	$—	$15,291
Net cash flows used in operating activities of discontinued operations	(4,000)	(1,024)	—	—	(5,024)

Cash provided by (used in) operating activities	20,488	(4,381)	(5,840)	—	10,267
INVESTING ACTIVITIES:
Purchases of property and equipment	(66,433)	—	—	—	(66,433)
Proceeds from dispositions of property and equipment	1,614	—	—	—	1,614
Payments on vendor performance obligations	(3,100)	—	—	—	(3,100)
Payments for acquisitions of businesses	(2,048)	—	—	—	(2,048)
Net change in accounts with affiliates	(9,402)	—	—	9,402	—

Net cash flows used in investing activities of continuing operations	(79,369)	—	—	9,402	(69,967)
Net cash flows provided by investing activities of discontinued operations	5,275	—	—	—	5,275

Cash used in investing activities	(74,094)	—	—	9,402	(64,692)
FINANCING ACTIVITIES:
Deferred financing fees	—	—	(845)	—	(845)
Taxes paid on settlement of vested share awards	—	—	(501)	—	(501)
Repayments of equipment debt	(121)	—	—	—	(121)
Purchase of noncontrolling interest	—	—	(205)	—	(205)
Net change in accounts with affiliates	—	3,595	5,807	(9,402)	—
Exercise of options and purchases from employee stock plans	—	—	1,542	—	1,542
Excess income tax benefit from share-based compensation	—	—	45	—	45
Borrowings under revolving loans	—	—	105,000	—	105,000
Repayments of revolving loans	—	—	(105,000)	—	(105,000)

Net cash flows provided by (used in) financing activities of continuing operations	(121)	3,595	5,843	(9,402)	(85)

Cash provided by (used in) financing activities	(121)	3,595	5,843	(9,402)	(85)
Effect of foreign currency exchange rates on cash and cash equivalents	—	260	—	—	260

Net increase (decrease) in cash and cash equivalents	(53,727)	(526)	3	—	(54,250)
Cash and cash equivalents at beginning of period	71,939	3,399	—	—	75,338

Cash and cash equivalents at end of period	$18,212	$2,873	$3	$—	$21,088

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$47,543	$(6,776)	$(29,542)	$—	$11,225
Net cash flows used in operating activities of discontinued operations	(8,054)	(437)	—	—	(8,491)

Cash provided by (used in) operating activities	39,489	(7,213)	(29,542)	—	2,734
INVESTING ACTIVITIES:
Purchases of property and equipment	(37,968)	—	—	—	(37,968)
Proceeds from dispositions of property and equipment	4,194	—	—	—	4,194
Proceeds from vendor performance obligations	13,600	—	—	—	13,600
Net change in accounts with affiliates	(5,309)	—	—	5,309	—

Net cash flows used in investing activities of continuing operations	(25,483)	—	—	5,309	(20,174)
Net cash flows used in investing activities of discontinued operations	(149)	—	—	—	(149)

Cash used in investing activities	(25,632)	—	—	5,309	(20,323)
FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(10,547)	—	(10,547)
Taxes paid on settlement of vested share awards	—	—	(305)	—	(305)
Repayment of equipment debt	(6)	—	—	—	(6)
Net change in accounts with affiliates	—	9,700	(4,391)	(5,309)	—
Exercise of options and purchases from employee stock plans	—	—	581	—	581
Excess income tax benefit from share-based compensation	—	—	133	—	133
Borrowings under revolving loans	—	—	194,500	—	194,500
Repayments of revolving loans	—	—	(149,500)	—	(149,500)
Capital contributions	—	926	(926)	—	—

Net cash flows provided by (used in) financing activities of continuing operations	(6)	10,626	29,545	(5,309)	34,856
Net cash flows used in financing activities of discontinued operations	(36)	—	(3)	—	(39)

Cash provided by (used in) financing activities	(42)	10,626	29,542	(5,309)	34,817
Effect of foreign currency exchange rates on cash and cash equivalents	—	(346)	—	—	(346)

Net increase in cash and cash equivalents	13,815	3,067	—	—	16,882

Cash and cash equivalents at beginning of period	24,272	168	—	—	24,440

Cash and cash equivalents at end of period	$38,087	$3,235	$—	$—	$41,322

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 18% of its dredging revenues for the first nine months of 2014, in line with the Company’s prior three year average of 18%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2014, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 76% of dredging revenues, an increase compared to the Company’s prior three year average of 59%.

The Company’s environmental & remediation subsidiaries provide soil, water and sediment environmental remediation for the municipal and private party markets. Remediation involves the retrieval and removal of contamination from an environment through the use of separation techniques or disposal based on the quantity and severity of the contamination. Besides environmental remediation, the environmental & remediation segment performs industrial cleaning, abatement services and hazardous waste removal. In the first nine months of 2014, environmental & remediation revenues accounted for 14% of total revenues.

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

Results of operations

The following tables set forth the components of net income (loss) attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(87.9)	(85.2)	(87.2)	(86.0)

Gross profit	12.1	14.8	12.8	14.0
General and administrative expenses	7.9	9.1	8.9	9.5
Proceeds from loss of use claim	—	—	—	(2.6)
(Gain) loss on sale of assets—net	0.2	(1.7)	0.1	(0.6)

Operating income	4.0	7.4	3.8	7.7
Interest expense—net	(2.3)	(3.0)	(2.6)	(3.2)
Equity in earnings (loss) of joint ventures	(2.9)	0.8	(1.6)	0.1
Gain on bargain purchase acquisition	—	—	0.4	—
Other income (expense)	0.2	(0.1)	0.1	(0.1)

Income (loss) from continuing operations before income taxes	(1.0)	5.1	0.1	4.5
Income tax (provision) benefit	0.5	(1.6)	0.1	(1.6)

Income (loss) from continuing operations	(0.5)	3.5	0.2	2.9
Loss from discontinued operations, net of income taxes	(0.5)	(2.8)	(1.6)	(7.5)

Net income (loss)	(1.0)	0.7	(1.5)	(4.6)
Net loss attributable to noncontrolling interest	—	0.1	—	—

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	(1.0)%	0.8%	(1.5)%	(4.6)%

Adjusted EBITDA from continuing operations	6.6%	14.1%	8.1%	14.3%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(2,086)	$1,448	$(8,718)	$(23,360)
Loss from discontinued operations, net of income taxes	(1,059)	(5,310)	(9,118)	(38,618)
Net loss attributable to noncontrolling interest	—	182	—	151

Income from continuing operations	(1,027)	6,576	400	15,107
Adjusted for:
Interest expense—net	4,702	5,542	14,730	16,671
Income tax provision (benefit)	(1,069)	3,060	(425)	8,326
Depreciation and amortization	10,823	11,297	32,744	33,777
Gain on bargain purchase acquisition	—	—	(2,197)	—

Adjusted EBITDA from continuing operations	$13,429	$26,475	$45,252	$73,881

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2014	2013	Change	2014	2013	Change
Dredging:
Capital—U.S.	$57,514	$43,045	33.6%	$133,683	$128,027	4.4%
Capital—foreign	40,040	32,651	22.6%	85,691	104,384	(17.9)%
Coastal protection	31,939	54,398	(41.3)%	158,548	163,546	(3.1)%
Maintenance	26,577	12,687	109.5%	85,228	47,090	81.0%
Rivers & lakes	11,009	12,688	(13.2)%	23,003	22,868	0.6%

Total dredging revenues	167,079	155,469	7.5%	486,153	465,915	4.3%
Environmental & remediation	37,182	36,114	3.0%	79,224	53,215	48.9%
Intersegment revenue	(2,063)	(3,721)	(44.6)%	(4,088)	(3,990)	2.5%

Total revenues	$202,198	$187,862	7.6%	$561,289	$515,140	9.0%

Total revenue for the 2014 third quarter was $202.2 million, an increase of $14.3 million or 8% from $187.9 million during the 2013 third quarter. For the nine months ended September 30, 2014, total revenue increased to $561.3 million from $515.1 million during the same period in the prior year, an increase of 9%. For the nine months ended September 30, 2014, increases in maintenance, domestic capital, rivers & lakes and environmental & remediation revenues were slightly offset by decreases in foreign capital and coastal protection revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased by $14.5 million, or 34%, to $57.5 million, in the 2014 third quarter when compared to the same quarter in 2013. For the nine months ended September 30, 2014, domestic capital dredging revenues increased $5.7 million, or 4%, compared to the same period in 2013. Domestic capital dredging revenues in the nine months ended September 30, 2014 were primarily earned by port deepening projects in Miami and on the Delaware River. These projects were offset by two 2013 coastal restoration projects in Louisiana that did not repeat in the current year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the third quarter of 2014 foreign dredging revenue was $40.0 million, an increase of $7.4 million, or 23%. Foreign dredging revenue was $85.7 million for the nine months ended September 30, 2014, a decrease of $18.7 million, or 18% compared to the same period in 2013. Revenue in the nine months ended September 30, 2014 was driven by the Wheatstone LNG Project in Western Australia, a project in the Middle East and two projects in Brazil. In comparison, revenue for the first nine months of 2013 was driven by two higher revenue producing projects in the Middle East.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue decreased $22.5 million or 41% to $31.9 million in the 2014 third quarter compared to the 2013 third quarter. Year-to-date 2014 coastal protection revenue decreased $5.0 million, or 3% to $158.5 million compared to the first three quarters of 2013. A large number of projects in New York and New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy continued to add to revenue during the nine months ended September 30, 2014; however, the dollar value of these Superstorm Sandy projects was lower than in the same period of the prior year. Additionally, the Company continued work on projects in South Carolina, North Carolina and Florida during the nine months ended September 30, 2014.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue in the third quarter of 2014 increased by $13.9 million, or 109%, compared to the same period in 2013. Maintenance revenue for the nine months ended September 30, 2014 increased $38.1 million, or 81% to $85.2 million compared to the first nine months of 2013. Year-to-date increases were the result of large maintenance projects in New York as well as significant harbor work in Maryland and Georgia. The Company also worked on projects in Florida, Tennessee and Mississippi during the first nine months of 2014.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the third quarter of 2014 was $11.0 million, a decrease of $1.7 million or 13% compared to the third quarter of 2013. Rivers & lakes revenue for the nine months ended September 30, 2014 was up $0.1 million or 1% to $23.0 million. Rivers & lakes revenue was driven by a large lake project in Illinois, a river project in Nebraska and a private company project in Florida. Year-to-date 2014 increases were slightly offset by a large municipal lake project in Texas that did not repeat in the current year.

The environmental & remediation segment recorded revenues of $37.2 million for the three months ended September 30, 2014, up 3% compared to $36.1 million for the same period in 2013. Environmental & remediation segment revenues for the nine months ended September 30, 2014 were $79.2, an increase of $26.0 million or 49% compared to the same period in 2013. The increase is attributable to a greater number of environmental & remediation projects in the first nine months of 2014, including large remediation projects in New Jersey and Michigan. Additionally, the environmental & remediation segment teamed with Rivers & lakes to work on a large lake project in Illinois during the first three quarters of 2014.

Consolidated gross profit for the 2014 third quarter decreased by 12% to $24.5 million, from $27.8 million in the third quarter of 2013. Gross profit margin (gross profit divided by revenue) for the 2014 third quarter decreased to 12.1% from 14.8% in the 2013 third quarter. Gross profit for the nine months ended September 30, 2014 decreased by 1% to $71.6 million, from $72.3 million in the first nine months of 2013, resulting in a decrease in gross profit margin to 12.8% from 14.0%. Gross profit margin year-to-date 2014 was lower due to higher unearned plant costs associated with two dredges which were in dry dock during the 2014 third quarter in addition to higher operating overhead costs compared to same period in the prior year. Additionally, fewer projects in the Middle East in 2014 further lowered the gross profit margin in the first nine months of the current year as fixed costs impacted the gross profit of our foreign operations. Improved contract margins in the environmental & remediation segment partially offset the dredging gross profit margin decreases.

General and administrative expenses totaled $16.1 million for the quarter ended September 30, 2014, down $1.1 million or 6% from the third quarter of 2013. General and administrative expenses totaled $49.9 million for the nine months ended September 30, 2014 which was slightly higher than the same period in the prior year. Additional payroll and benefit expenses of $2.4 million and higher office expenses of $1.0 million were mostly offset by a $1.5 million decrease in legal and professional fees during the first nine months of 2014.

Operating income for the three months ended September 30, 2014 was $8.0 million compared to $13.9 million in the same period of 2013. The operating income for the nine months ended September 30, 2014 was $21.2 million compared to $40.1 million in the same period of 2013. Besides the change in gross profit and general and administrative expenses, the lower operating income for the nine months ended September 30, 2014 is primarily due to the $13.3 million in proceeds from a loss of use claim received during the 2013 second quarter.

Net interest expense totaled $4.7 million for the three months ended September 30, 2014, down from interest expense of $5.5 million from the same period of 2013. Net interest expense totaled $14.7 million and $16.7 million for the nine months ended September 30, 2014 and 2013, respectively. Net interest expense for the first three quarters of 2014 is down compared to the same period in the prior year due to lower interest expense associated with the Company’s revolving credit facility during the current year as well as higher financing fees associated with amendments to our debt facilities in the prior year.

The income tax expense for the nine months ended September 30, 2014 was a benefit of $0.4 million compared to a provision of $8.3 million for the same period of 2013. The decrease in income tax provision for the first nine months of 2014 was attributable to the lower taxable operating income in 2014. The Company expects the tax rate for the full year before consideration of nondeductible pretax items to remain near 40%.

Net loss from continuing operations was $1.0 million and the loss per diluted share was $0.01 for the 2014 third quarter compared to a net income from continuing operations of $6.6 million and earnings per diluted share of $0.11 for the same period of 2013. Net income from continuing operations was $0.4 million with earnings per diluted share of $0.01 for the nine months ended September 30, 2014 compared to net income from continuing operations of $15.1 million with earnings per diluted share of $0.25 for the nine months ended September 30, 2013. The decrease in 2014 is due to lower operating income described above in addition to a $9.1 million charge in equity in loss of joint ventures during 2014. These decreases in 2014 were partially offset by a $2.2 million noncash bargain purchase gain recognized during the second quarter of 2014. This gain is related to a small acquisition in our environmental & remediation segment.

Adjusted EBITDA (as defined on page 28) was $13.4 million and $45.3 million for the three and nine months ended September 30, 2014 compared with $26.5 million and $73.9 million in the same 2013 periods. This decrease is the result of lower operating income in the current year period as described above.

Results by segment

Dredging

Dredging revenues for the three and nine months ended September 30, 2014 were $167.1 million and $486.2 million, respectively, compared to $155.5 million and $465.9 million for the same period of 2013. The dredging segment for the nine months ended September 30, 2014 included increases in maintenance, domestic capital and rivers & lakes dredging revenues which were slightly offset by decreases in coastal protection and foreign capital revenues. The current year benefited from the Wheatstone LNG project in Western Australia, the port deepening project in Miami, as well as projects in New York and New Jersey to repair damaged shorelines as a result of Superstorm Sandy. In addition, several maintenance projects in New York, Maryland, and Georgia contributed to increased revenues during the nine months ended September 30, 2014. Dredging revenues in the first nine months of 2013 were driven by additional revenue from Superstorm Sandy projects as well as two projects in the Middle East and two coastal restoration projects in Louisiana that did not repeat in the current year.

Gross profit margin in the dredging segment was 10.7% and 12.6% for the three and nine months ended September 30, 2014 compared to a gross profit margin of 14.5% and 14.2% for the same period in the prior year. Dredging gross profit margin was lower due to higher unearned plant costs associated with two dredges which were in dry dock during the 2014 third quarter in addition to higher operating overhead compared to same period in the prior year. Additionally, fewer projects in the Middle East in 2014 further lowered the gross profit margin in the first nine months of the current year as fixed costs impacted the gross profit of our foreign operations.

Dredging segment operating income was $5.7 million and $24.2 million for the three and nine months ended September 30, 2014 compared to operating income of $13.1 million and $46.7 million for the three and nine months ended September 30, 2013. The decrease in operating income is result of the change in gross profit, described above, the $9.1 million charge in equity in loss of joint ventures during 2014 and the $13.3 million in proceeds from loss of use claim received during the 2013 second quarter.

Environmental & remediation

Environmental & remediation revenues for the three and nine months ended September 30, 2014 totaled $37.2 million and $79.2 million, respectively, compared to $36.1 million and $53.2 million for the same period in 2013. Environmental & remediation revenues for the first nine months of 2014 increased as a result of a greater number of projects, including large remediation projects in New Jersey and Michigan as well as a large lake project in Illinois.

The environmental & remediation segment had a gross profit margin of 17.7% and 13.0% for the three and nine months ended September 30, 2014 and a gross profit margin of 14.6% and 11.4% for the same periods in the prior year. During the first nine months of 2014, better fixed cost coverage allowed for improvements in the gross profit margin.

The environmental & remediation segment had an operating profit of $2.3 million and an operating loss of $3.0 million for the three and nine months ended September 30, 2014, compared to an operating profit of $0.8 million and an operating loss of $6.6 million for the same periods of 2013. The change in operating loss is the result of the foregoing increase in gross profit margin for the nine months ended September 30, 2014 offset by a $0.7 million increase in general and administrative expenses.

On April 23, 2014, the Company completed the sale of its historical demolition business which previously was part of the environmental & remediation segment. The historical demolition business has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2014	2013	2013
Dredging:
Capital—U.S.	$162,109	$176,117	$149,071
Capital—foreign	84,232	98,666	108,458
Coastal protection	60,841	143,498	157,782
Maintenance	47,007	70,633	76,592
Rivers & lakes	95,829	26,158	16,885

Dredging Backlog	450,018	515,072	508,788
Environmental & remediation	20,581	28,330	39,056

Total Backlog	$470,599	$543,402	$547,844

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 53% of the Company’s September 30, 2014 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2014 third quarter totaled $562.8 million, resulting in $1,138.7 million of work awarded during the first nine months of 2014. This represents an increase of $72.1 million from the first nine months of 2013. During the first three quarters, the Company was awarded the final phase of the PortMiami project for $31.6 million as well as an LNG project in Texas for $35.2 million. Additionally, the Company was awarded coastal protection projects in North Carolina and New Jersey. Including these awards, the Company won 21%, or $80.7 million of the coastal protection projects awarded through September 30, 2014. For the contracts released in the current year, the Company won 32% or $114.2 million of the domestic capital projects, 18% or $46.6 million of the maintenance projects and 65% or $94.5 million of the rivers & lakes projects awarded year-to-date through September 30, 2014. The Company won 30% of the overall domestic bid market through September 30, 2014, which is below the Company’s prior three year average of 46%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $450.0 million at September 30, 2014 compared to $515.1 million of backlog as of December 31, 2013. These amounts do not reflect approximately $4.8 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at September 30, 2014. At December 31, 2013 the amount of domestic low bids and options pending award was $136.4 million. Subsequent to the end of the quarter, the Company was awarded a $140 million project to deepen and widen the Suez Canal and was low bidder on six additional projects totaling approximately $293 million.

Domestic capital dredging backlog at September 30, 2014 was $14.0 million lower than at December 31, 2013. The Company continued to work on the PortMiami project which will continue into 2015. The Company was awarded a deepening project on the Delaware River during the second quarter of 2014 along with a large LNG project in Texas during the third quarter of 2014, both of which will continue into 2015. Included in the Company’s low bids subsequent to the end of the quarter is the last deepening contract to deepen the New York Harbor to 50 feet, an approximately $27 million project. The Water Resources Reform and Development Act (WRRDA) was signed in the second quarter of 2014 which authorized the Corps to begin dredging to deepen the Savannah River channel and authorizes the Port of Jacksonville and the Port of Boston and Gulf Coast ports to begin their deepening projects studies. The Company views the bill as a positive catalyst for the domestic dredging industry as it authorizes over thirty major projects for the Corps and also provides for different funding mechanisms for Federal projects.

Coastal protection dredging backlog at September 30, 2014 was $82.7 million lower than at December 31, 2013 as the Company completed a number of projects in backlog at year end to repair damaged shorelines in New York and New Jersey. Additionally, the Company completed large projects in South Carolina and Florida that were part of the backlog at year end. The Company was awarded two large coastal protection projects as a result of Superstorm Sandy during the second quarter of 2014. The Corps let for bid additional coastal protection projects in October 2014 of which the Company was low bidder on $253.6 million. The Company expects additional projects to be let in the fourth quarter of 2014 and early 2015. In addition, several states are recognizing the importance of coastal protection to their communities and are increasing local funding for projects that will directly impact their communities and provide a positive impact for the domestic dredging market.

Maintenance dredging backlog was $23.6 million lower at September 30, 2014 than at December 31, 2013. The Company primarily completed its backlog related to several large projects in Florida, Georgia and Maryland during the first nine months of 2014. The Company was awarded maintenance projects in New York and Florida during the third quarter of 2014 which added approximately $30 million to backlog at September 30, 2014. The previously mentioned Water Resources Reform and Development Act calls for full use of Harbor Maintenance Trust Fund (HMTF) for maintenance of ports and waterways within ten years. With the mandate to utilize the taxes collected on imports to U.S. ports for their intended purpose of maintaining future access to the waterways and ports that support our nation’s economy, the Company expects the Corps to substantially increase the projects let to bid for maintenance projects in late 2014, the fiscal year 2015 and beyond.

Rivers & lakes backlog is $69.7 million higher at September 30, 2014 than at December 31, 2013 primarily due to the Lake Decatur award in the first quarter of 2014. Rivers & lakes continued to earn on projects in its backlog, including work on the Lake Decatur project and a private company project in Florida. Increased rainfall in the first half of 2014 which deposited additional sediment into the Mississippi River and allocation of resources from the Corps to other projects have left a backlog of projects to let from the government to maintain optimal navigation on this important waterway.

Foreign capital dredging backlog was down $14.4 million from December 31, 2013. The Company continued to earn on the Wheatstone LNG project as well as a projects won in Brazil and the Middle East in the first quarter of 2014. Backlog from our Wheatstone LNG project and a project in the Middle East comprised a majority of the balance of backlog as of September 30, 2014. As noted above, the Company was awarded a $140 million project to deepen and widen the Suez Canal subsequent to the end of the 2014 third quarter that will be included in future backlog.

Environmental & remediation services backlog was $7.7 million lower at September 30, 2014 than at December 31, 2013. The decrease was primarily driven by the revenue earned on the large remediation projects in New Jersey. Terra’s reputation in the remediation specialty contracting business has allowed the division to expand into new territory and complementary services for its clients. The two segments of the Company have combined product offerings during the year to serve our client’s needs. Terra’s combined service offering with rivers & lakes’ dredging highlights an important growth element of the Company.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by operating activities of continuing operations for the nine months ended September 30, 2014 and 2013 totaled $15.3 million and $11.2 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in the current year from the nine months ended September 30, 2013 is related to a decrease in the investment in working capital partially offset by lower adjusted EBITDA from continuing operations in the current year.

The Company’s net cash flows used in investing activities of continuing operations for the first nine months of 2014 and 2013 totaled $70.0 million and $20.2 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the nine months ended September 30, 2014, the Company spent $31.4 million on construction in progress for a vessel being built to our specifications. The Company’s net cash flows provided by (used in) financing activities of continuing operations for the nine months ended September 30, 2014 and 2013 totaled $(0.1) million and $34.9 million. The change in net cash flows from financing activities is primarily due to net borrowings on the Company’s revolver during the first nine months of 2013 of $45.0 million. Also in 2013, the Company paid $10.5 million on a promissory note related to the Terra acquisition.

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, as subsequently amended, provides for a senior revolving credit facility in an aggregate principal amount of up to $210 million, multicurrency borrowings up to a $50 million sublimit and swingline loans up to a $10 million sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15 million. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions.

On September 15, 2014, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement which exercised a portion of the incremental loans feature of the Credit Agreement that allowed the Company to increase the aggregate revolving commitment. A new lender provided an incremental commitment of $35 million increasing the aggregate revolving commitment to $210 million. Additionally, the Fifth Amendment allowed full use of the aggregate revolving commitment for the issuance of letters of credit and decreased the required ratio of aggregate orderly liquidation value of pledged collateral from 1.5 times to 1.27 times the aggregate revolving commitment. The Fifth Amendment further amended the Credit Agreement so that the Credit Agreement will remain secured and collateralized by perfected liens on certain of the Company’s vessels and its domestic accounts receivable, subject to permitted liens and prior interests of other parties.

In connection with the Company’s entry into the Fifth Amendment, Zurich American Insurance Company, the Company’s surety provider, secured permitted second mortgages on the same vessels securing the obligations under the Credit Agreement.

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

On November 4, 2014, the Company entered into a new senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50 million (the “Term Loan Facility”) pursuant to a Loan and Security Agreement (the “Loan Agreement”) by and among, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. Pursuant to the term loan, the Company borrowed an aggregate principal amount of $46.8 million. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge.

The Term Loan Facility has a term of 5 years. The borrowings under the Term Loan Facility bear interest at a fixed rate of 4.655% per annum. If an event of default occurs under the Loan Agreement, the interest rate will increase by 2.00% per annum during the continuance of such event of default.

The Term Loan Facility provides for monthly amortization payments, payable in arrears, commencing on December 4, 2014, at an annual amount of (i) approximately 10% of the principal amount of the Term Loan Facility during the first two years of the term, (ii) approximately 20% of the principal amount of the Term Loan Facility during the third and fourth years of the term, and (iii) approximately 25% of the principal amount of the Term Loan Facility during the final year of the term, with the remainder due on the maturity date of the facility. In addition, the Company has usual and customary mandatory prepayment provisions and may optionally prepay the Term Loan Facility in whole or in part at any time, subject to a minimum prepayment amount.

The Loan Agreement includes customary representations, affirmative and negative covenants and events of default for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of September 30, 2014, the Company had $35.0 million of borrowings on the revolver and $117.8 million of letters of credit outstanding, resulting in $57.2 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At September 30, 2014, the Company was in compliance with its various covenants under its Credit Agreement.

On September 15, 2014, the Company terminated its $24 million international letter of credit facility with Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended. On the date of termination, there were no letters of credit or other indebtedness outstanding under this facility, and the loan documents providing for the facility, and the liens and security interests securing it, were terminated and released.

At September 30, 2014, the Company also had $250 million of 7.375% senior notes outstanding, which mature in February 2019.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At September 30, 2014, the Company had outstanding performance bonds totaling at approximately $822.3 million, of which $49.6 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $603.7 million.

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

In addition, on April 23, 2014 the Company entered into an amendment to the Credit Agreement, which amended the Credit Agreement to permit the entrance into the Zurich Guarantee by the Company and to exclude the Zurich Guarantee and the Zurich Letter of Credit from the calculation of the Company’s financial covenants under the Credit Agreement related to total consolidated indebtedness and total leverage ratio.

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

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the Credit Agreement and bonding agreement, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America which are described in Note 1 to the Company’s December 31, 2013 Consolidated Financial Statements included on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of September 30, 2014 has not materially changed since December 31, 2013. The market risk profile of the Company on December 31, 2013 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the nine months ended September 30, 2014 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Concurrent with the closing of the acquisition of Magnus Pacific Corporation, the Company granted restricted stock unit awards to the shareholders representing the right to receive, in aggregate, up to 1,500,000 shares of Great Lakes’ common stock. Each award vests on March 31, 2020, subject to the applicable employee’s continuous employment with Great Lakes through such date and satisfaction of certain business milestones.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6.	Exhibits

10.1	Amendment No. 5 to Credit Agreement and Incremental Commitment Increase Agreement, dated as of September 15, 2014, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (1)

10.2	Sixth Amendment to Credit Agreement, dated as of November 4, 2014, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto and the other lenders party thereto. (2)

10.3	Employment Agreement dated as of September 12, 2014 between Great Lakes Dredge & Dock, LLC and Mark W. Marinko. (1)

10.4	Employment Agreement dated as of September 12, 2014 between Great Lakes Dredge & Dock, LLC and Maryann A. Waryjas. (1)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 17, 2014 (Commission file no. 001-33225).
(2)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 5, 2014 (Commission file no. 001-33225).
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ MARK W. MARINKO
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 5, 2014

EXHIBIT INDEX

Number	Document Description

10.1	Amendment No. 5 to Credit Agreement and Incremental Commitment Increase Agreement, dated as of September 15, 2014, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (1)

10.2	Sixth Amendment to Credit Agreement, dated as of November 4, 2014, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto and the other lenders party thereto. (2)

10.3	Employment Agreement dated as of September 12, 2014 between Great Lakes Dredge & Dock, LLC and Mark W. Marinko. (1)

10.4	Employment Agreement dated as of September 12, 2014 between Great Lakes Dredge & Dock, LLC and Maryann A. Waryjas. (1)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 17, 2014 (Commission file no. 001-33225).
(2)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 5, 2014 (Commission file no. 001-33225).
*	Filed herewith.