Form 10-K
period 2014-12-31
Great Lakes Dredge & Dock CORP
filed 2015-03-06
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $425,660,035 at June 30, 2014. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 27, 2015, 60,236,620 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2015 Annual Meeting of Stockholders.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2014, and in other securities filings by Great Lakes with the SEC.

Although Great Lakes believes that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. Great Lakes’ future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and we do does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Availability of Information

You may read and copy any materials Great Lakes files with the SEC, including without limitation the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of such materials also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Great Lakes’ SEC filings are also available to the public, free of charge, on our corporate website, www.gldd.com as soon as reasonably practicable after Great Lakes electronically files such material with, or furnishes it to, the SEC.

Part I

Item 1. Business

The terms “we,” “our,” “ours,” “us,” “Great Lakes” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries.

Organization

Great Lakes is the largest provider of dredging services in the United States and is the only U.S. dredging service provider with significant international operations. The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. Great Lakes now provides dredging services in the East, West, and Gulf Coasts of the United States and worldwide. The Company also owns specialty contracting service providers which primarily offers environmental, remediation and geotechnical services throughout the United States.

On November 4, 2014, the Company acquired the stock of Magnus Pacific Corporation, a leading provider of environmental remediation, geotechnical construction, demolition, and sediments and wetlands construction headquartered outside of Sacramento, California, for an aggregate purchase price of approximately $40 million. The Magnus Pacific (“Magnus”) business is part of the Company’s environmental & remediation segment.

On December 31, 2012, the Company acquired the assets and assumed certain liabilities of Terra Contracting, LLC, a respected provider of a wide variety of essential services for environmental, maintenance and infrastructure-related applications headquartered in Kalamazoo, Michigan, for a purchase price of approximately $26 million. The Terra Contracting Services, LLC (“Terra”) business is part of the Company’s environmental & remediation segment.

The Company operates in four operating segments that, through aggregation, comprise two reportable segments: dredging and environmental & remediation. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units. Financial information about the Company’s reportable segments and operating revenues by geographic region is provided in Notes 10 and 17 to the Company’s consolidated financial statements.

Dredging Operations (86% of 2014 total revenues)

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s “bid market” is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations. The Company experienced an average combined bid market share in the U.S. of 46% over the prior three years, including 46%, 58%, 33% and 50% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

Over its 124 year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the U.S. and is one of the oldest and most experienced dredging companies in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations. Over the prior three years, foreign dredging operations accounted for an average of 18% of the Company’s dredging revenues. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Capital (domestic is 28% of 2014 dredging revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Foreign (22% of 2014 dredging revenues). Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last ten years, the Company has performed dredging work in the Middle East, Africa, India, Australia, the Caribbean and Central and South America. Most recently, the Company has focused its efforts on opportunities in Australia, the Middle East and South America.

Coastal protection (28% of 2014 dredging revenues). Coastal protection was previously referred to as beach nourishment. Coastal protection is a more accurate description of this important dredging work that protects valuable infrastructure along the coast lines. Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (18% of 2014 dredging revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, many channels require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if adequate commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (4% of 2014 dredging revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. In addition, many of our dredges can be transported to sites of waterway environmental remediation work to assist our environmental & remediation business on projects. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce the Company’s ability to operate and transport its equipment in the relevant geographies.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its dredging services:

•

Deep port capital projects. Most U.S. ports have expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, is undergoing significant change as a result of the Panama Canal expansion. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently would not be able to use many U.S. ports. Miami’s port deepening project is scheduled for completion in 2015 and its port channels will then be able to accommodate the larger vessels. This is expected to put more pressure on U.S. ports such as Savannah, Jacksonville and Charleston to deepen in order to remain competitive. In addition, the ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. In addition, the Water Resources Reform and Development Act (WRRDA) was signed in the second quarter of 2014 which authorized the U.S. Army Corps of Engineers (the “Corps”) to begin dredging to deepen the Savannah River channel as well as initiate studies to deepen the ports of Jacksonville, Boston and others in the Gulf Coast. The Company views the bill as a positive catalyst for the domestic dredging industry as it authorizes over thirty major projects for the Corps. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry.

•	Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has completed a master plan calling for a $50 billion investment in its coastal infrastructure, with a significant portion involving dredging. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $349 million over the prior three years.

•	Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. Superstorm Sandy has highlighted the need for projects that clear the navigation channels, renourish damaged beaches and mitigate shore erosion from future storms. Since the beginning of 2013, the Corps has let for bid over $600 million in projects to repair shorelines in New York and New Jersey damaged as a result of Superstorm Sandy. The annual bid market for coastal protection over the prior three years averaged $320 million.

•	Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. The previously mentioned Water Resources Reform and Development Act calls for full use of the Harbor Maintenance Trust Fund for maintenance of ports and waterways within 10 years. With the mandate to utilize the taxes collected on imports to U.S. ports for their intended purpose of maintaining future access to the waterways and ports that support our nation’s economy, the Company expects the Corps to substantially increase the projects let to bid for maintenance projects in 2015. The annual bid market for maintenance dredging over the prior three years averaged $355 million.

•

Need to maintain safe navigability of the U.S. river system. There are over 12 thousand miles of commercially navigable inland waterways that move more than 566 million tons of commercial goods. Transportation by barge requires less energy, and therefore is both better for the environment as well as costs less to move cargo than transportation by airplane, railcar or truck. Many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways. The annual bid market for rivers and lakes dredging over the prior three years averaged $62 million.

•	Domestic and international energy transportation. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. Great Lakes recently completed dredging work on a project that will create a new shipping channel for a liquid natural gas (“LNG”) terminal being developed to export abundant energy resources from the west coast of Australia. The Company is also widening the Freeport Harbor Ship Channel in Texas, which is being sponsored by Freeport LNG. The significant drop in crude oil prices in 2014 may lead to a slowdown in the development of LNG export plants; however, the Company continues to expect that future global energy demand will necessitate improvements in the infrastructure base around sources of rich resources and countries that import global energy.

•	Middle East market. Over the past ten years, the Middle East has been a strong market for dredging services. With substantial income from oil revenues and significant real estate development, these countries have been undergoing extensive infrastructure expansion. Historically lower oil prices and the contraction in Middle East commercial and real estate development have slowed the rate of the region’s infrastructure development. The Company is presently engaged in the widening and deepening of a portion of the Suez Canal to expand the seaborne cargo capacity of this important waterway.

Environmental & Remediation Operations (approximately 14% of 2014 total revenues)

The environmental & remediation segment provides soil, water and sediment environmental remediation for clients in both the public and private sectors in the United States. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment, or exhumation techniques including off-site disposal based on the quantity and severity of the contamination. The Company had historically provided certain environmental remediation services in conjunction with its demolition business, which we divested in April 2014. The Company added additional environmental remediation skillsets through its acquisition of Terra in December 2012 and Magnus Pacific in November 2014. Combined with our dredging segment, we have a set of skills well suited to perform all types of environmental and remediation work on both land and water. Besides environmental remediation, the environmental & remediation segment performs abatement services, industrial cleaning, and waste transportation and disposal. Our recent acquisition of Magnus Pacific expands the geographic footprint of our environmental operations to include the U.S. West Coast and broadens our suite of services to include geotechnical capabilities and other environmental solutions.

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

Government mandated remediation. The Environmental Protection Agency (“EPA”) mandates remediation initiatives that are paid for partially or in whole by responsible parties. The capability to provide the environmental clean-up of not only the waterway, but also the processing of the contaminated sediment or any contaminated soil from other brownfield sites as well as services related to new federal regulations over the storage and disposal of coal ash provides a targeted growth opportunity for Great Lakes.

For additional details regarding Dredging Operations and Environmental & Remediation Operations, including financial information regarding our international and United States revenues and long-lived assets, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, including Footnote 17 to the Company’s consolidated financial statements.

Customers

Dredging

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities, oil and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2014, approximately 70% of the Company’s dredging revenues were generated from 53 different contracts with federal agencies or third parties operating under contracts with federal agencies.

Environmental & remediation

Environmental & remediation customers include general contractors, corporations, Superfund potentially responsible parties, environmental engineering and construction firms that commission projects and federal as well as municipal government agencies. This segment benefits from key relationships with certain customers in the general contracting and environmental engineering industries. In 2014, two of the environmental & remediation segment’s customers were responsible for approximately 36% and 11% of the environmental & remediation segment’s annual revenues; however, the loss of these customers would not have a material adverse effect on Great Lakes as a whole.

Bidding Process

Dredging

Most of the Company’s dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The types of equipment required to perform the specified service, the estimated project duration, seasonality, location and complexity of a project affect the cost of performing the contract and the price that dredging contractors will bid.

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

Environmental & remediation

The majority of the environmental & remediation segment’s projects are secured through competitive bidding. When the environmental & remediation segment bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds an acceptable margin. While there are numerous competitors in the environmental & remediation services market, the Company benefits from its size, relationships and reputation. Therefore, there are occasions where the Company is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

Bonding and Foreign Project Guarantees

Dredging

For most domestic projects and some foreign projects, dredging service providers are required to obtain three types of bonds: bid bonds, performance bonds and payment bonds. These bonds are typically provided by large insurance companies. A bid bond is required to serve as a guarantee so that if a service provider’s bid is chosen, the service provider will sign the contract. The amount of the bond is typically 20% of the service provider’s bid, with a range generally between $1 and $10 million. After a contract is signed, the bid bond is replaced by a performance bond, the purpose of which is to guarantee that the job will be completed. If the service provider fails to complete a job, the bonding company would be required to complete the job and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the service provider for any costs incurred in excess of the contract price. A service provider’s ability to obtain performance bonds with respect to a particular contract depends upon the size of the contract, as well as the size of the service provider and its financial position. A payment bond is required to protect the service provider’s suppliers and subcontractors in the event that the service provider cannot make timely payments. Payment bonds are generally written at 100% of the contract value.

Great Lakes has an agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. Great Lakes has never experienced difficulty in obtaining bonding for any of its projects; and Great Lakes has never failed to complete a marine project in its 124 year history. For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under the Credit Agreement (as defined below). Foreign bid guarantees are usually 2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Environmental & remediation

The environmental & remediation segment contracts with both private, non-governmental customers and governmental entities. In general, it is not required to secure bonding for projects with non-governmental customers but is required to secure bonding for projects with governmental entities.

Competition

Dredging

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment bonding and certification requirements; and government regulations. Great Lakes and three other companies comprised approximately 80% of the Company’s defined bid market related to domestic capital, coastal protection and maintenance over the prior three years. The foregoing percentage excludes work in the rivers & lakes market. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906, or “Dredging Act,” and Section 27 of the Merchant Marine Act of 1920, or “Jones Act,” provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

Great Lakes competes with several smaller competitors in the domestic rivers and lakes market. Competition is determined primarily based on the basis of geographic reach, project execution capability and price.

Competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and fleets that are more extensive than the Company’s. Recently, a large Chinese dredging company has emerged as a key player in the international market. In addition, there are several governmentally supported dredging companies that operate on a local or regional basis. The Company targets opportunities that are well suited to its equipment and where it can be most competitive. Most recently, the Company has focused on opportunities in the Middle East and Brazil where the Company has cultivated close customer relationships and has pursued contracts compatible with the size of the Company’s vessels.

Environmental & remediation

The U.S. environmental & remediation and related services industry is highly fragmented and is comprised mostly of small regional companies. The environmental & remediation segment is able to perform both smaller and larger, more complex projects. The environmental & remediation segment competes in the specialty contracting services industry primarily on the basis of its experience, reputation, equipment, key client relationships and price. The ability to deliver a wide range of interdisciplinary capabilities under a single project team is another competitive attribute.

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

Scows. The Company has the largest fleet of material barges in the domestic industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal. The Company uses scows with its hydraulic dredges and mechanical dredges. Scows are an efficient and cost effective way to move material and increase dredging production. The Company has twelve scows in its fleet with a capacity ranging from 5,000 to 8,800 cubic yards. The Company purchased two new scows in each of 2013 and 2014 to support its operations.

In addition, the Company has numerous pieces of smaller equipment that support its dredging operations. Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with a smaller number of vessels occasionally positioned on the West Coast, and with many of the rivers & lakes dredges on inland rivers and lakes. The mobility of the fleet enables the Company to move equipment in response to changes in demand. Great Lakes’ fleet also includes vessels currently positioned in the Middle East and Brazil.

The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market. The Company is also committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs. To the extent that market conditions warrant the expenditures, Great Lakes can prolong the useful life of its vessels. The Company has announced the construction of a dual mode articulated tug/barge trailing suction hopper dredge. The articulated tug and hopper dredge (“ATB”) are expected to be delivered before the end of 2016.

Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the American Bureau of Shipping (“A.B.S.”) are important factors in the Company’s dredging business. Many projects, such as coastal protection projects with offshore sand borrow sites and dredging projects in exposed entrance channels or with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S. The certifications indicate that the dredge is structurally capable of operating in open waters. The Company has more certified dredging vessels than any of the Company’s domestic competitors and makes substantial investments to maintain these certifications

Environmental & remediation

The environmental & remediation segment owns and operates specialized remediation equipment, including a fleet of tracked excavators, haul trucks, dozers, and other earth moving equipment commonly used for remediation earthwork. The group also owns a wide range of specialty equipment commonly used for geotechnical slurry wall construction including long-stick excavators, slurry batch plants, de-sanders, and jet shear mixers as well as a number of mixing augers utilized for in-situ stabilization. Specialty demolition attachments used to support facility remediation includes a limited number of shears, pulverizers, processors, grapples and hydraulic hammers that facilitate processing of construction and demolition debris for recycling, reclamation and disposal. The Company also owns and maintains a large number of skid-steer loaders, high pressure vacuum equipment trucks, heavy-duty large-capacity loaders, off-highway hauling units and a fleet of tractor-trailers for transporting equipment and materials to and from job sites. The Company rents additional equipment on a project-by-project basis, which allows the Company flexibility to adjust costs to the level of project activity.

Seasonality

Seasonality generally does not have a significant impact on the Company’s dredging operations. However, many East Coast coastal protection projects are limited by environmental windows that require work to be performed in winter months to protect wildlife habitats. The Company can mitigate the impact of these environmental restrictions to a certain extent because the Company has the flexibility to reposition its equipment to project sites, if available, that are not limited by these restrictions. In addition, rivers and lakes in the northern U.S. freeze during the winter, significantly reducing the Company’s ability to operate and transport its equipment in the relevant geographies. Fish spawning and flooding can affect dredging operations as well.

The Company’s environmental & remediation segment operates across a national footprint. Similar to the dredging segment, the environmental & remediation segment’s projects are impacted by the freezing rivers and lakes in the northern climates during the winter and by the rainy season on the rivers and levees along the West Coast. The company’s broad spectrum capability and geographical footprint should increasingly allow it to pursue and execute work in the warmer southern climates, eventually diminishing the effects of weather related seasonality.

Weather

The Company’s ability to perform its contracts may depend on weather conditions. Inclement or hazardous weather conditions can delay the completion of a project, can result in disruption or early termination of a project, unanticipated recovery costs or liability exposure and additional costs. As part of bidding on fixed price contracts, the Company makes allowances, consistent with historical weather data, for project downtime due to adverse weather conditions. In the event that the Company experiences adverse weather beyond these allowances, a project may require additional days to complete, resulting in additional costs and decreased gross profit margins. Conversely, favorable weather can accelerate the completion of the project, resulting in cost savings and increased gross profit margins. Typically, Great Lakes is exposed to significant weather in the first and fourth quarters, and certain projects are required to be performed in environmental windows that occur during these periods. See “Business-Seasonality” above.

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

Employees

Dredging

During 2014, the Company employed an average of 466 full-time salaried personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2014, the Company employed a daily average of 679 hourly personnel to meet domestic project requirements.

At December 31, 2014, the Company employed 29 expatriates, 19 foreign nationals and 69 local staff to manage and administer its Middle East operations. During 2014, the Company also employed a daily average of 192 hourly personnel to meet project requirements in the Middle East.

Environmental & remediation

At December 31, 2014, the environmental & remediation segment employed approximately 202 full-time salaried administrative employees, in addition to an average of 272 hourly employees pursuant to four union agreements. The hourly employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

Safety

Safety of its employees is one of the highest priorities of Great Lakes. The Company embraces an Incident & Injury Free safety culture committed to training, behavioral based awareness and mutual responsibility for the wellbeing of workers. The Company’s goal is sustainable safety excellence. Accident prevention, safety and environmental protection have top priority in the Company’s business planning, in the overall conduct of its business, and in the operation and maintenance of our equipment (marine and land) and facilities.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees—the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contracts with IUOE, Local 25 expire in September 2015 and September 2016. Our agreement with Seafarers International Union expired in February 2015 and we have negotiated a new agreement which is subject to ratification by its members. SIU members have continued to work as usual during negotiations and there has been no disruption to our operations. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

The Company’s projects may involve remediation, demolition, excavation, transportation, management and disposal of hazardous waste and other regulated materials. Various laws strictly regulate the removal, treatment and transportation of hazardous water and other regulated materials and impose liability for human health effects and environmental contamination caused by these materials. The Company takes steps to limit its potential liability by hiring qualified subcontractors from time to time to remove such materials from our projects and some project contracts require the client to retain liability for hazardous waste generation.

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

Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Jonathan W. Berger	56	Chief Executive Officer and Director
Kyle D. Johnson	53	Executive Vice President and Chief Operating Officer
Mark W. Marinko	53	Senior Vice President—Chief Financial Officer
David E. Simonelli	58	President of Dredging Operations
Maryann Waryjas	63	Senior Vice President—Chief Legal Officer and Corporate Secretary

Jonathan W. Berger, Chief Executive Officer

Mr. Berger was named Chief Executive Officer in September 2010. Mr. Berger was the managing partner at Tellurian Partners, LLC, a consulting firm, from August 2009 until September 2010. From January 2002 until July 2009, Mr. Berger was a managing director and co-head of Corporate Finance for Navigant Consulting, Inc. (“NCI”), a New York Stock Exchange-listed consulting firm. Mr. Berger was also President of Navigant Capital Advisors, LLC, the wholly owned broker-dealer of NCI during a portion of that time. From January 2000 to March 2001, Mr. Berger was president of DotPlanet.com, an Internet services provider. From 1983 to December 1999, Mr. Berger was employed by KPMG, LLP, an independent public accounting firm, where he served as a partner from August 1991 to December 1999; he was in charge of the national corporate finance practice for three of those years. Mr. Berger was a Director and Chair of the Audit and Compensation Committees of Boise, Inc. He is a Certified Public Accountant and holds a Bachelor of Science from Cornell University and an M.B.A. from Emory University.

Kyle D. Johnson, Executive Vice President and Chief Operating Officer

Mr. Johnson was promoted to Executive Vice President and Chief Operating Officer in 2013. He had served the Company as a Senior Vice President of Operations from 2010. Previously, he held the position of Vice President and Chief Contract Manager since 2006. He joined the Company in 1983 as a Mechanical Engineer and has since held positions of increasing responsibility in domestic and international engineering, operations and management. Mr. Johnson was named Vice President in 2002. Mr. Johnson earned a Bachelor of Science degree in Engineering from Purdue University and a Master’s of Science degree in Construction Engineering & Management from Stanford University.

Mark W. Marinko, Senior Vice President and Chief Financial Officer

Mr. Marinko has served as our Senior Vice President and Chief Financial Officer since June 2014. Mr. Marinko has a strong background in operations and finance working for TransUnion, LLC, a global information solutions company, through August 2013. Mr. Marinko was most recently President of the Consumer Services division at TransUnion leading the direct to consumer and business market, customer service, consumer compliance and marketing for the credit information company. Prior to his position as president, Mr. Marinko has been in increasing accounting and financial roles as Controller and Vice President of Finance at TransUnion since 1996. Prior to TransUnion, Mr. Marinko served as controller of Official Airline Guides. In his over 30 years of professional experience, Mr. Marinko has held roles specializing in accounting, finance, sales, systems and business operations.

David E. Simonelli, President of Dredging Operations

Mr. Simonelli was named President of Dredging Operations in April 2010. Mr. Simonelli has overall responsibility for the Dredging Division which includes safety, estimating, engineering, domestic and international operations and plant and equipment. He was named a Vice President of the Company in 2002 and Special Projects Manager in 1996. He joined the Company in 1978 as a Civil Engineer and has since held positions of increasing responsibility in domestic and international operations and project management. Mr. Simonelli earned a Bachelor of Science degree in Civil and Environmental Engineering from the University of Rhode Island. He is a member of the Hydrographic Society, the American Society of Civil Engineers and the Western Dredging Association.

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

Item 1A. Risk Factors

The following risk factors address the material risks and uncertainties concerning our business. You should carefully consider the following risks and other information contained or incorporated by reference into this Annual Report on Form 10-K when evaluating our business and financial condition and an investment in our common stock. Should any of the following risks or uncertainties develop into actual events, such developments could have material adverse effects on our business, financial condition, cash flows or results of operations. We have grouped our Risk Factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be considered to be included in more than one category.

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

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Federal government dredging revenue (in US $1,000)	$487,647	$329,185	$405,434
Percent of dredging revenue from federal government	70%	51%	69%

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

The U.S. government and various state, local and foreign government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will face strong competition and pricing pressures for any additional contract awards from the U.S. government and other domestic and foreign government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under government contract criteria could preclude us from competing for certain government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain government contracts and to win those contracts, could materially adversely affect our business, operations, revenues and profits.

The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages. If we are unable to accurately estimate our costs to complete our projects, our profitability could suffer.

We conduct our business under various types of contracts where costs are estimated in advance of our performance. Most dredging contracts are fixed-price contracts where the customer pays a fixed price per unit (e.g., cubic yard) of material dredged. In addition, most of our environmental remediation contracts carry similar risks to our fixed-price dredging contracts. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties, and other changes that can occur over the contract period. If our estimates prove inaccurate, if there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated conditions or technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, inclement or hazardous weather conditions, changes in cost of equipment or materials, or our suppliers’ or subcontractor’s inability to perform, then cost over-runs and delays in performance are likely to occur. We may not be able to obtain compensation for additional work performed or expenses incurred, or may be delayed in receiving necessary approvals or payments. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to perform our contractual obligations within the expected time frame and costs could result in reduced profits or, in certain cases, a loss for that contract. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

Our quarterly and annual results of operations have fluctuated from period to period in the past and may continue to fluctuate in the future. Accordingly, you should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or valuation of our stock. Our operating results could vary greatly from period to period due to factors such as:

•	the timing of contract awards and the commencement or progress of work under awarded contracts;

•	inclement or hazardous weather conditions that may result in underestimated delays in dredging or remediation, disruption or early termination of projects, unanticipated recovery costs or liability exposure, and additional contract expenses;

•	planned and unplanned equipment downtime;

•	our ability to recognize revenue from pending change orders, which is not recognized until the recovery is probable and collectability is reasonably assured;

•	environmental restrictions requiring that certain projects be performed in winter months to protect wildlife habitats; and

•	equipment mobilization to and from projects.

If our results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, our stock price could be negatively impacted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Primary Factors that Determine Operating Profitability.”

If we fail to comply with government contracting regulations, our revenue could suffer, and we could be subject to significant potential liabilities.

Our contracts with federal, state local and foreign governmental customers are subject to various procurement regulations and contract provisions. These regulations also subject us to examinations by government auditors and investigators, from time to time, to ensure compliance and to review costs. Violations of government contracting regulations could result in the imposition of civil and criminal penalties, which could include termination of contracts, forfeiture of profits, imposition of payments and fines and suspension or debarment from future government contracting. If we fail to continue to qualify for or are suspended from work under a government contract for any reason, we could suffer a material adverse effect on our business, operating results, cash flows or financial condition

In addition, we may be subject to litigation brought by private individuals on behalf of the government relating to our government contracts, referred to in this annual report as “qui tam” actions, which could include claims for up to treble damages. Qui tam actions are sealed by the court at the time of filing. The only parties privy to the information in the complaint are the complainant, the U.S. government and the court. Therefore, it is possible that qui tam actions have been filed against us and that we are not aware of such actions or have been ordered by the court not to discuss them until the seal is lifted. Thus, it is possible that we are subject to liability exposure arising out of qui tam actions.

We are subject to risks related to our international dredging operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Foreign revenue (in US $1,000)	$155,000	$138,436	$112,242
Percent of dredging revenue from foreign countries	22%	22%	19%

The international dredging market is highly competitive and competition in the international market is dominated by four large European dredging companies, all of which operate larger equipment and fleets that are more extensive than the Company’s. In addition, there are several governmentally supported dredging companies that operate on a local or regional basis. Competing for international dredging projects requires a substantial investment of resources, skilled personnel and capital investment in equipment and technology, and may adversely affect our ability to deploy resources for domestic dredging projects.

International operations subject us to additional potential risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•	political and economic instability and risks of terrorist activities;

•	reduced demand as a result of fluctuations in the price of oil, the primary export in the Middle East;

•	restrictions on repatriating foreign profits back to the United States;

•	difficulties in enforcing contractual rights and agreements through certain foreign legal systems;

•	requirements of, and changes in, foreign laws, policies and regulations;

•	difficulties in staffing and managing international operations without additional expense;

•	taxation issues;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	compliance with the U.S. Foreign Corrupt Practices Act;

•	currency fluctuations;

•	logistical and communication challenges; and

•	inability to effectively insure against political, cultural and economic uncertainties, including acts of terrorism, civil unrest, war or other armed conflict.

In addition, our international operations are subject to U.S. and other laws and regulations regarding operations in foreign jurisdictions. These numerous and sometimes conflicting laws and regulations include anti-boycott laws, anti-competition laws, anti-corruption laws, tax laws, immigration laws, privacy laws and accounting requirements. There is a risk that some provisions may be breached, for example through inadvertence or mistake, fraudulent or negligent behavior of individual employees or of agents, or failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to operate in one or more countries, and could have a material adverse effect on our business, results of operations or financial condition. In addition, military action, terrorist activities or continued unrest in the Middle East could affect the safety of our personnel in the region and significantly increase the costs of, or disrupt our operations in, the region and could have a material adverse effect on our business, operating results, cash flows or financial condition.

A significant portion of our international revenue is earned from large, single customer contracts.

The Company earns significant revenue from governmental entities and private parties in the Middle East. Revenue from foreign projects has been concentrated in Bahrain and primarily with the government of Bahrain which comprised 15%, 15% and 71% of our foreign dredging revenues in the years ended December 31, 2014, 2013 and 2012, respectively. In 2014, a large, single customer contract was signed in Saudi Arabia with a private party. This contract represented 9% of the Company’s foreign dredging revenue from all sources in the year ended December 31, 2014. Another large, single customer contract was signed in Egypt with a local government agency in the fourth quarter of 2014. This contract represented 15% of the Company’s foreign dredging revenue from all sources in the year ended December 31, 2014. The Company continues to maintain significant equipment in the Middle East region and continues to pursue additional contracts in the region.

Certain factors have occurred suggesting that future revenues from projects with governments in the Middle East could decrease. Historically lower oil prices and the contraction in Middle East commercial and real estate development have slowed the rate of the region’s infrastructure development. If our commercial relationship with the government of Bahrain or Qatar is significantly negatively impacted or terminated, the Company’s international revenues would be materially and adversely impacted. If the government of Bahrain or Qatar further curtails its infrastructure investment or diversifies its use of dredging vendors, our revenue from these customers could decline further.

Other Middle East governments have national dredging companies and may be incentivized to use the national dredging company of another Middle East government or have significant history with competitive dredging vendors other than the Company. The Company could lose future contracts for work in the Middle East to these competitors or could be forced to accept lower margins on contracts in order to utilize the equipment that is in the Middle East. In addition, the Company may be forced to shrink the workforce in place or relocate dredging assets from this region in reaction to lower contract earnings. Lower utilization, workforce reductions or asset relocations could have a material adverse effect on our business, operating results, cash flows or financial condition.

In 2014, the Company earned significant revenue from another large, single customer foreign contract outside of the Middle East, which was completed before year-end.

Regional instability in the Middle East may adversely affect business conditions and may disrupt our operations.

Since February 2011, Egypt has experienced political turbulence and an increase in terrorist activity in the Sinai Peninsula. In February 2015, Egypt engaged in armed conflict against the terror group, the Islamic State, in Libya. Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, could materially and adversely affect our business, financial condition, and results of operations. Similar civil unrest and political turbulence has occurred in other countries in the region.

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

There can be no assurance that our disclosure controls and procedures will be effective in the future or that we will not experience a material weakness or significant deficiency in internal control over financial reporting. Any such lapses or deficiencies may materially and adversely affect our business, operating results, cash flows or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, including litigation brought by private individuals, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.

The amount of our estimated backlog is subject to change and not necessarily indicative of future revenues.

Our contract backlog represents our estimate of the revenues that we will realize under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenue and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project.

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our dredging backlog (60% in 2014) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our dredging backlog from federal government contracts as of December 31, 2014, 2013, and 2012 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2014	2013	2012
Federal government dredging backlog (in US $1,000)	$357,650	$385,141	$85,675
Percentage of dredging backlog from federal government	60%	75%	22%

In addition, as of December 31, 2014, 18% of our total backlog relates to a contract with a foreign government agency in an international market. At times we may have backlog with foreign governments that use local laws and regulations to change terms of a contract in backlog or to limit our ability to receive payment on a timely basis. Other contracts in backlog are with state and local municipalities or private companies that may have funding constraints or impose restrictions on timing. The termination, modification or suspension of projects currently in backlog could have a material adverse effect on our business, operating results, cash flows or financial condition.

Our business would be adversely affected if we failed to comply with Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”) provisions on coastwise trade, or if those provisions were modified or repealed.

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

We are generally required to post bonds in connection with our domestic dredging or remediation contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into the Zurich Bonding Agreement with Zurich American Insurance Company (“Zurich”), pursuant to which Zurich acts as surety, issues bid bonds, performance bonds and payment bonds, and provides guarantees required by us in the day-to-day operations of our dredging business. However, under certain circumstances as specified in the agreement, Zurich is not obligated under the Zurich Bonding Agreement to issue future bonds for us. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. In addition to our bonds outstanding with Zurich, we also have surety bonds outstanding with Travelers Casualty and Surety Company of America. With respect to our foreign dredging business, we generally obtain letters of credit under the Credit Agreement. However, access to our senior credit facility under the Credit Agreement may be limited by failure to meet certain financial requirements or other defined requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

In connection with the sale of our historical demolition business, we were obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project. If there should be a default triggered under any of such surety bonds, it could have a material adverse effect on our ability to obtain bonds and on our business, results of operations, cash flows or financial condition.

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

The average age of our more significant vessels as of December 31, 2014, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	19	44
Hopper Dredges	7	32
Mechanical Dredges	5	39
Unloaders	1	30
Drillboats	2	38
Material and Other Barges	140	27

Total	174	35

Remaining economic life has not been presented because it is not reasonably quantifiable because, to the extent that market conditions warrant the expenditures, we can prolong the vessels’ lives. In our domestic market, we operate in an industry where a significant portion of competitors’ equipment is of a similar age. It is common in the dredging industry to make maintenance and capital expenditures in order to extend the economic life of equipment.

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2014 was 35 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur.

Our current business strategy includes acquisitions which present certain risks and uncertainties. There are integration and consolidation risks associated with our acquisitions. Future acquisitions, in addition to the recent acquisition of Magnus, may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

We seek business acquisition activities as a means of broadening our offerings and capturing additional market opportunities by our business units. We may be exposed to certain additional risks resulting from these activities. Acquisitions may expose us to operational challenges and risks, including:

•	the effects of valuation methodologies which may not accurately capture the value proposition;

•	the failure to integrate acquired businesses into our operations, financial reporting and controls with the efficiency and effectiveness initially expected resulting in a potentially significant detriment to our financial results and our operations as a whole;

•	the management of the growth resulting from acquisition activities;

•	the inability to capitalize on expected synergies;

•	the assumption of liabilities of an acquired business (for example, litigation, tax liabilities, environmental liabilities), including liabilities that were contingent or unknown at the time of the acquisition and that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	the assumption of unprofitable projects that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	the risks associated with entering new markets;

•	diversion of management’s attention from our existing business;

•	failure to retain key personnel, customers or contracts of any acquired business;

•	potential adverse effects on our ability to comply with covenants in our existing debt financing;

•	potential impairment of acquired intangible assets; and

•	additional debt financing, which may not be available on attractive terms.

We may not have the appropriate management, financial or other resources needed to integrate any businesses that we acquire. Any future acquisitions may result in significant transaction expenses and unexpected liabilities.

For example, as a result of our completion of the acquisition of Magnus, we are subject to many of the challenges and risks outlined above, including being subject to the risks and uncertainties associated with

Magnus’s business and the incurrence of additional indebtedness to fund the Magnus acquisition. There could be delays, disruptions or other unexpected challenges that arise in connection with our integration of Magnus which could make it difficult to realize the expected benefits of the Magnus acquisition. We currently have a substantial amount of indebtedness, and if Magnus does not generate the earnings or cash flow we expect, our liquidity and ability to continue to service our indebtedness could be adversely impacted. There can be no assurance that we may not discover information that could affect our expectations of Magnus’s ability to generate earnings and cash flow on a going forward basis. If Magnus’s future results are different from the historical results provided to us by Magnus, our results of operations or liquidity could be adversely affected.

Moreover, although we completed the Magnus acquisition because we believe that it will be beneficial to us and our stockholders, there is no assurance that we will be able to integrate the operations of Magnus into our operations and achieve these benefits without encountering unexpected difficulties, including unanticipated costs, difficulty in retaining customers, challenges associated with information technology integration and failure to retain key employees.

We may in the future incur liabilities in connection with the disposition of our historical demolition business.

On April 24, 2014, the Company announced that it had completed the sale of its historical demolition business. In connection with the sale, the Company retained responsibility for various pre-closing liabilities and obligations and may incur costs and expenses related to these items and asset recoveries. It is possible that claims, which could be material, could be made against the Company pursuant to the agreement pursuant to which the Company’s historical demolition business was sold. In connection with the sale of our historic demolition business, we were obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project. If there should be a default triggered under any of such surety bonds, it could have a material adverse effect on our ability to obtain bonds and on our business, results of operations, cash flows or financial condition.

Although the Company has concluded that no withdrawal liability with respect to multiemployer pension plans in which the subsidiaries in the historic demolition business participated was incurred as a result of the disposition, nevertheless, it is possible that such withdrawal liability, which could be material, could be incurred as a result of subsequent events, beyond the Company’s control, relating to the entities that formerly comprised the historical demolition business.

We could face liabilities and/or damage to our reputation as a result of certain legal and regulatory proceedings.

From time to time, we are subject to legal and regulatory proceedings in the ordinary course of our business. These include proceedings relating to aspects of our businesses that are specific to us and proceedings that are typical in the businesses in which we operate. We are currently a defendant in a number of litigation matters, including those described in Item 3. “Legal Proceedings” of this Annual Report on Form 10-K. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts of damages. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to the Company. An adverse outcome in a legal or regulatory matter could, depending on the facts, have an adverse effect on our business, results of operations, cash flows or financial condition.

In addition to its potential financial impact, legal and regulatory matters can have a significant adverse reputational impact. Allegations of improper conduct made by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether valid or not, may harm our reputation, which may be damaging to our business, results of operations, cash flows or financial condition.

Our current business strategy includes the construction of new vessels. There are substantial uncertainties associated with such construction, including the possibility of unforeseen delays and cost overruns.

We have previously disclosed our plans to build new vessels, including an ATB trailing suction hopper dredge. Our future revenues and profitability will be impacted to some extent by our ability to complete the construction of new vessels, secure financing for them and bring them into service. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s business, operating results, cash flows or financial condition. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could substantially increase the cost of such construction beyond what we currently expect such costs to be.

Specifically, with regard to our new ATB trailing suction hopper dredge, we cannot predict whether and to what extent there may be additional costs associated with building this dredge or further delays in its completion.

We may become liable for the obligations of our joint ventures, partners and subcontractors.

Some of our projects are performed through joint ventures and similar arrangements with other parties. In addition to the usual liability of contractors for the completion of contracts and the warranty of our work, if work is performed through a joint venture or similar arrangement, we also have potential liability for the work performed by the joint venture or arrangement or a performance or payment default by another member of the joint venture or arrangement. In these projects, even if we satisfactorily complete our project responsibilities within budget, we may incur additional unforeseen costs due to the failure of the other party or parties to the arrangement to perform or complete work, fund expenditures, or make payments in accordance with contract specifications. In some joint ventures and similar arrangements, we may not be the controlling member. In these cases, we may have limited control over the actions of the joint venture. In addition, joint ventures or arrangements may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent the controlling member makes decisions that negatively impact the joint venture or arrangement or internal control problems arise within the joint venture or arrangement, it could have a material adverse impact on our business, results of operations, cash flows or financial condition.

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

Environmental regulations could force us to incur capital and operational costs.

Our industries, and more specifically, our operations, facilities and vessels and equipment, are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; environmental remediation activities; asbestos removal; transportation and disposal of hazardous wastes and other regulated materials; air emissions; and disposal or remediation of contaminated soil, sediments, surface water and groundwater. We are also subject to laws designed to protect certain marine or land species and habitats. Compliance with these statutes and regulations can delay permitting and/or performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on our business, results of operations, cash flows or financial condition. Non-compliance can also result in fines, penalties and claims by third parties seeking damages for alleged personal injury, as well as damages to property and natural resources.

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Oil Pollution Act of 1990 impose strict and, under some circumstances, joint and several, liability on owners and lessees of land and facilities as well as owners and operators of vessels. Such obligations may include investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. Our past and ongoing operations, particularly the environmental remediation operations of Terra and Magnus, involve the use, and from time to time the release or discharge, of regulated materials which could result in liability under these and other environmental laws. We have remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

Our projects may involve excavation, remediation, demolition, transportation, management and disposal of hazardous waste and other regulated materials. Various laws strictly regulate the removal, treatment and transportation of hazardous waste and other regulated materials and impose liability for human health effects and environmental contamination caused by these materials. Our environmental remediation business conducted by Terra and Magnus, for example, requires us to transport and dispose of hazardous substances and other wastes, such as asbestos. Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages, which may be material. The failure of certain contractual protections to protect us from incurring such liability, such as staying out of the ownership chain for hazardous waste and other regulated materials and securing indemnification obligations from our customers or subcontractors, could have a material adverse effect on our business, results of operations, revenues or profits.

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

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. However, two unions represent approximately 70% of our hourly dredging employees—the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contracts with IUOE, Local 25 expire in September 2015 and September 2016. Our agreement with Seafarers International Union expired in February 2015 and we have negotiated a new agreement which is subject to ratification by its members. SIU members have continued to work as usual during negotiations and there has been no disruption to our operations. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

Our employees are covered by federal laws that may provide seagoing employees remedies for job-related claims in addition to those provided by state laws.

Substantially all of our maritime employees are covered by provisions of the Jones Act, the U.S. Longshore and Harbor Workers’ Compensation Act, the Seaman’s Wage Act and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal or state courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes with respect to our seagoing employees, we have greater exposure for claims made by these employees as compared to industries whose employees are not covered by these provisions.

Our business is subject to significant operating risks and hazards that could result in damage or destruction to persons or property, which could result in losses or liabilities to us.

The dredging and environmental remediation businesses are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services and flooding. These risks could result in personal injury, damage to, or destruction of, dredges, barges transportation vessels, other maritime vessels, other structures, buildings or equipment, environmental damage, performance delays, monetary losses or legal liability to third parties. We may also be exposed to disruption of our operations, early termination of projects, unanticipated recovery costs and loss of use of our equipment that may materially adversely affect our business, results of operations, cash flows or financial condition.

Our safety record is an important consideration for our customers. Some of our customers require that we maintain certain specified safety record guidelines to be eligible to bid for contracts with these customers. Furthermore, contract terms may provide for automatic termination or forfeiture of some of our contract revenue in the event that our safety record fails to adhere to agreed-upon guidelines during performance of the contract. As a result, if serious accidents or fatalities occur or our safety record was to deteriorate, we may be ineligible to bid on certain work, and existing contracts could be terminated or less profitable than expected. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

We maintain various insurance policies, including hull and machinery, pollution liability, general liability and personal injury. We partially self-insure risks covered by our policies. While we reserve for such self-insured exposures when appropriate for accounting purposes, we are not required to, and do not, specifically set aside funds for the self-insured portion of claims. We may not have insurance coverage or sufficient insurance coverage for all exposures potentially arising from a project. Furthermore, in situations where there is insurance coverage, if multiple policies are involved, we may be subject to a number of self-retention or deductible amounts which in the aggregate could have an adverse effect on our business, results of operations, cash flows or financial condition. At any given time, we are subject to Jones Act personal injury claims and claims from general contractors and other third parties for personal injuries. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. We may not be able to obtain similar levels of insurance on reasonable terms, or at all. Our inability to obtain such insurance coverage at acceptable rates or at all could have a material adverse effect on our business, results of operations, cash flows or financial condition.

If we are unable to attract and retain key personnel and skilled labor, our ability to bid for and successfully complete contracts may be negatively impacted.

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes members of our management, project managers, estimators, skilled engineers, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. If we do not succeed in retaining our current key employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time to time experienced, and may in the future experience, shortages of certain types of qualified equipment operating personnel. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, results of operations, cash flows or financial condition.

We rely on information technology systems to conduct our business and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely on information technology (IT) systems in order to achieve our business objectives. Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, failure to properly estimate the work or costs associated with projects, litigation and the loss of customers or suppliers. A significant disruption or failure could have a material adverse effect on our business, operating results, cash flows or financial condition. We are incurring costs associated with designing and implementing a new enterprise resource planning software system (ERP) with the objective of gradually migrating to the new system. Capital expenditures and expenses for the ERP for 2015 and beyond will depend upon the pace of conversion. If implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of the ERP timely and successfully, we may incur additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new engineering and other applications and technologies.

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

We currently have a substantial amount of indebtedness. As of (i) December 31, 2014, we had indebtedness of $322.4 million, consisting of $275.0 million of our senior subordinated notes, no borrowings on our revolving credit facility, and $47.4 million of senior secured debt under our term loan facility, in each case excluding approximately $159.9 million of undrawn letters of credit and $50.1 million of additional borrowing capacity under our revolving credit facility and excluding contingent obligations, including $1.0 billion of performance bonds outstanding under the Company’s Zurich Bonding Agreement. Our debt could:

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

In addition, although a portion of the proceeds from our term loan facility will be used to refinance a portion of the construction cost of our new ATB trailing suction hopper dredge, we currently anticipate that additional financing may be required to finance or refinance additional construction and completed costs associated with the vessel. If we are unable to secure that financing due to our current debt levels, credit ratings, size of the vessel cost and uncertainty of market conditions, it could have a material effect on the Company’s results of operations, cash flows or financial condition in future periods.

We and our subsidiaries also may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility, the indenture under which our senior subordinated notes are issued, and our term loan facility limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Covenants in our financing arrangements limit, and other future financing agreements may limit, our ability to operate our business.

The credit agreement governing our senior revolving credit facility, the indenture governing our senior subordinated notes, the term loan facility and any of our other future financing agreements, may contain covenants imposing operating and financial restrictions on our business.

For example, the credit agreement governing our senior revolving credit facility requires us to satisfy certain net leverage and fixed charge coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and the lenders (through the administrative agent or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings, as applicable. The covenants and restrictions in the credit agreement, the indenture and the term loan facility, subject to specified exceptions and to varying degrees, restrict our ability to, among other things:

•	incur additional indebtedness;

•	create, incur, assume or permit to exist any liens;

•	enter into sale and leaseback transactions;

•	make investments, loans and advancements; merge or consolidate with, or dispose of all or substantially all assets to, a third party;

•	sell assets;

•	make acquisitions;

•	pay dividends;

•	enter into transactions with affiliates;

•	prepay other indebtedness; and

•	issue capital stock.

These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our results of operations, cash flows or financial condition.

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

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are cash flow from operations and borrowings under our senior revolving credit facility. In the event these resources do not satisfy our liquidity needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

We are exposed to market risk associated with changes in foreign currency exchange rates. The primary foreign currencies to which the Company has exposure are the Bahraini dinar and the Brazilian real. Our international contracts may be denominated in foreign currencies, which will result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange.

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

Changes in macroeconomic indicators, the overall business climate, and other factors could lead to our goodwill and other intangible assets becoming impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets have been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our business, operating results, cash flows or financial condition. We test goodwill annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or our stock price falling below our net book value per share for a sustained period could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would be required to record a non-cash charge against earnings, which, in turn, could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We have made and may continue to make debt or equity investments in privately financed projects in, or may accept extended payment terms for, privately financed projects in which we could sustain significant losses.

We have participated and may continue to participate in privately financed projects that enable state and local governments and other customers to finance dredging, demolition and remediation projects, such as dredging of local navigable waterways and lakes, coastal protection and environmental remediation projects. These projects typically include the facilitation of non-recourse financing and the provision of dredging, demolition, remediation and related services. We may incur contractually reimbursable costs and may accept extended payment terms, extend debt financing and/or make an equity investment in an entity prior to, in connection with, or as part of project financing, and in some cases we may be the sole or primary source of the project financing. Project financing may also involve the use of real estate, environmental, wetlands or similar credits. If a project is unable to obtain other financing on terms acceptable to it in amounts sufficient to repay or redeem our investments, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our equity investments can be dependent on the operational success of the project and market factors or sale of the aforementioned credits, which may not be under our control. As a result, we could sustain a loss of part or all of our equity investments in such projects or have to recognize the value of the credits at a lower amount than expected in the contract bid.

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

Dredging

The Company’s headquarters are located at 2122 York Road, Oak Brook, Illinois 60523, with approximately 64,275 square feet of office space that it leases with a term expiring in 2019. As of December 31, 2014 the Company owns or leases the following additional facilities:

Dredging

Location	Type of Facility	Size		Leased or Owned
Staten Island, New York	Yard	4.4	Acres	Owned
Morgan City, Louisiana	Yard	6.4	Acres	Owned
Norfolk, Virginia	Yard	15.3	Acres	Owned
Green Cove Springs, Florida	Yard	3.0	Acres	Leased
Chickasaw, AL	Yard	2.0	Acres	Leased
Chesapeake, VA	Storage	2.5	Acres	Leased
Kingwood, Texas	Office	750	Square feet	Leased
Cape Girardeau, Missouri	Office	726	Square feet	Leased
Cape Girardeau, Missouri	Storage	7,200	Square feet	Leased
Cape Girardeau, Missouri	Yard	18.4	Acres	Leased
Little Rock, Arkansas	Yard	7.0	Acres	Leased

Environmental & remediation

Location	Type of Facility	Size		Leased or Owned
Billerica, Massachusetts	Office	10,400	Square feet	Leased
Centennial, Colorado	Office	5,464	Square feet	Leased
Denton, Texas	Office	2,648	Square feet	Leased
Everett, Washington	Office	1,484	Square feet	Leased
Kalamazoo, Michigan*	Office	6,758	Square feet	Leased
Kalamazoo, Michigan*	Office	3,600	Square feet	Leased
Kalamazoo, Michigan*	Storage	12.0	Acres	Leased
Kalkaska, Michigan	Office	8,200	Square feet	Leased
Kalkaska, Michigan	Yard	7.0	Acres	Leased
Manistee, Michigan	Office	3,400	Square feet	Leased
Rocklin, CA†	Office	12,623	Square feet	Leased
Rocklin, CA†	Yard	5.0	Acres	Leased
Rocklin, CA†	Storage	14,731	Square feet	Leased
Romulus, Michigan	Office	35,250	Square feet	Leased
Romulus, Michigan	Yard	40,000	Square feet	Leased
Grand Rapids, Michigan	Storage	7,500	Square feet	Leased
Cushing, Oklahoma	Office	1,200	Square feet	Leased
Philadelphia, Pennsylvania	Office	4,106	Square feet	Leased
San Antonio, Texas	Storage	6,000	Square feet	Leased

*	The environmental & remediation segment leases the Kalamazoo, Michigan facilities from the President of Terra Contracting Services, LLC who was also the former owner of Terra Contracting, LLC, pursuant to leases expiring in 2015. See Note 15 to the Company’s consolidated financial statements.
†	The environmental & remediation segment leases the Rocklin, California facilities from the former shareholders of Magnus, pursuant to leases expiring in 2019. See Note 15 to the Company’s consolidated financial statements.

Item 3. Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims. The Company records an accrual when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Except as described below, the Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material effect on results of operations, cash flows or financial condition.

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes

Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. These three actions were consolidated and recaptioned In re Great Lakes Dredge & Dock Corporation Securities Litigation, Case No. 1:13-cv-02115, on June 10, 2013. The plaintiffs filed an amended class action complaint on August 9, 2013, which the defendants moved to dismiss on October 8, 2013. After briefing and oral argument by the parties, the court entered an order on October 21, 2014 denying that motion to dismiss. The parties have reached an agreement in principle to settle this action. Once finalized, the settlement will be presented to the court for preliminary approval. The settlement is expected to be paid by insurance.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013 and was voluntarily dismissed on June 10, 2013. A third, similar lawsuit captioned St. Lucie County Fire District Firefighters Pension Trust Fund v. Leight et al., Case No. 13 CH 15483, was filed in Cook County Circuit Court in Illinois on July 8, 2013, and has since been transferred to DuPage County Circuit Court and consolidated with the Hammoud action. The Hammoud/St. Lucie plaintiffs have filed a consolidated amended complaint on December 9, 2013, but the action was otherwise stayed pending a ruling on the motion to dismiss the securities class action. A fourth, similar lawsuit (that additionally named one current and one former executive as defendants) captioned Griffin v. Berger et al., Case No. 1:13-cv-04907, was filed in the Northern District of Illinois on July 9, 2013. The Griffin action was also stayed pending a ruling on the motion to dismiss the securities class action. The parties have reached an agreement in principle to settle the pending actions. Once finalized, the settlement will be presented to the DuPage County Circuit Court for preliminary approval. The settlement is expected to be paid by insurance.

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately owned demolition company. Under the terms of the divestiture, the Company retained certain pre-closing liabilities relating to the disposed business. Certain of these liabilities and a legal action brought by the Company to enforce the buyer’s obligations under the sale agreement are described below.

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

On January 14, 2015, the Company and our subsidiary, NASDI Holdings, LLC, brought an action in the Delaware Court of Chancery to enforce the terms of the Company’s agreement to sell NASDI and Yankee. Under the terms of the agreement, the Company received cash of $5.3 million and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close. The Company seeks specific performance of buyer’s obligation to collect and to remit the additional proceeds, and other related relief. Defendants have filed counterclaims alleging that the Company misrepresented the quality of its contracts and receivables prior to the sale. The Company denies defendants’ allegations and intends to vigorously defend against the counterclaims.

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

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock as reported by NASDAQ from January 1, 2013 through December 31, 2014.

	Common Stock
	High	Low
First Quarter 2013	$8.69	$6.55
Second Quarter 2013	$8.66	$6.30
Third Quarter 2013	$8.69	$6.28
Fourth Quarter 2013	$9.33	$6.99

	Common Stock
	High	Low
First Quarter 2014	$9.44	$7.45
Second Quarter 2014	$9.20	$7.36
Third Quarter 2014	$8.29	$6.16
Fourth Quarter 2014	$8.73	$5.84

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Great Lakes Dredge & Dock Corp	115.17	88.09	146.80	151.24	140.72

Peer Average (see below)	105.13	101.26	122.71	167.34	154.17

NASDAQ Composite Index	116.91	114.81	133.07	184.06	208.71

The graph above shows the cumulative total return to stockholders of the Company’s common stock during a five year period ending December 31, 2014, the last trading day of our 2014 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we had historically used internally as a benchmark for compensation purposes from 2011 to 2013 (minor modifications were made to the compensation peer group in 2014). The graph assumes initial investments of $100 each on December 31, 2009, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively. The peer group is comprised of the following member companies:

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

Given the historical usage of this peer group for compensation purposes and the fact that each peer is a capital intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 27, 2015, the Company had approximately 31 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions except shares in thousands and per share data)
Contract revenues	$806.8	$731.4	$588.4	$520.1	$609.0
Costs of contract revenues	714.3	631.1	510.3	437.5	491.7

Gross profit	92.5	100.3	78.2	82.6	117.3
General and administrative expenses	67.9	68.0	45.7	40.9	47.2
Proceeds from loss of use claim	—	(13.4)	—	—	—
(Gain) loss on sale of assets — net	0.7	(5.8)	(0.2)	(11.7)	(0.4)

Operating income	23.9	51.4	32.6	53.5	70.5
Interest expense — net	(20.0)	(21.9)	(20.9)	(21.4)	(13.4)
Equity in earnings (loss) of joint ventures	2.9	1.2	0.1	(0.4)	(0.6)
Gain on bargain purchase agreement	2.2	—	—	—	—
Other income (expense)	0.2	(0.4)	(0.1)	(0.3)	—
Loss on extinguishment of debt	—	—	—	(5.1)	—

Income from continuing operations before income taxes	9.2	30.3	11.7	26.3	56.5
Income tax provision	11.5	(10.5)	(5.4)	(9.9)	(22.1)

Income from continuing operations	20.7	19.9	6.3	16.3	34.4
Income (loss) from discontinued operations, net of income taxes	(10.4)	(54.9)	(9.6)	0.9	(0.7)

Net income (loss)	10.3	(35.0)	(3.3)	17.3	33.7
Net (income) loss attributable to noncontrolling interests	—	0.6	0.6	(0.7)	0.9

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$10.3	$(34.4)	$(2.7)	$16.5	$34.6

Basic earnings per share attributable to income from continuing operations (1)	$0.35	$0.33	$0.11	$0.28	$0.59
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.17)	(0.91)	(0.15)	0.00	(0.01)

Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.18	$(0.58)	$(0.04)	0.28	0.57

Basic weighted average shares	59,938	59,495	59,195	58,891	58,647
Diluted earnings per share attributable to income from continuing operations (1)	$0.34	$0.33	$0.11	$0.28	$0.59
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.17)	(0.90)	(0.15)	0.00	(0.01)

Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.17	$(0.57)	$(0.04)	0.28	0.57

Diluted weighted average shares	60,522	60,101	59,673	59,230	58,871

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Other Data:
Adjusted EBITDA from continuing operations (2)	$77.1	$98.9	$74.7	$90.1	$101.4
Net cash flows from operating activities	48.8	74.8	(1.9)	24.6	127.8
Net cash flows from investing activities	(116.7)	(46.3)	(63.4)	(16.7)	(61.9)
Net cash flows from financing activities	35.1	22.5	(23.6)	57.4	(20.3)
Depreciation and amortization	50.1	46.6	37.4	37.3	31.4
Maintenance expense	57.4	49.5	51.8	43.1	48.2
Capital expenditures	92.1	62.0	76.3	22.9	65.0

(1)	Refer to Note 2 in the Company’s consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 and above information for additional details regarding these calculations.
(2)	See definition of Adjusted EBITDA from continuing operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$42.4	$75.3	$24.4	$113.3	$48.4
Working capital	141.7	167.2	127.7	195.3	90.1
Total assets	893.2	852.6	826.5	788.5	693.8
Long term debt, promissory notes and subordinated notes	324.4	285.0	263.0	255.0	175.0
Total stockholder’s equity	256.0	242.1	273.4	292.5	276.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is the largest provider of dredging services in the United States and a major provider of environmental and remediation services. In addition, the Company is the only U.S. dredging service provider with significant international operations.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels, and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects.

On November 4, 2014, the Company acquired the stock of Magnus Pacific Corporation, a leading provider of environmental remediation, geotechnical construction, demolition, and sediments and wetlands construction, headquartered outside of Sacramento, California, for an aggregate purchase price of approximately $40 million. The Magnus Pacific (“Magnus”) business is part of the Company’s environmental & remediation segment.

On December 31, 2012, the Company acquired the assets and assumed certain liabilities of Terra Contracting, LLC, a respected provider of a wide variety of essential services for environmental, maintenance and infrastructure-related applications headquartered in Kalamazoo, Michigan, for a purchase price of approximately $26 million. The Terra acquisition has broadened the Company’s environmental & remediation segment with additional services and expertise as well as expanded its footprint in the Midwest. Terra Contracting Services, LLC (“Terra”) is part of the Company’s environmental & remediation segment.

These two acquisitions comprise the environmental & remediation segment of the Company and working with our dredging segment, have the capabilities and geographic reach to perform work throughout the United States on land and in water. The Company operates in two reportable segments: dredging and environmental & remediation.

The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates (“Amboy”). Amboy was formed in December 1984 to mine sand from the entrance channel to New York Harbor to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy sold its interest in a stone import business and its holdings in land during 2014 and is winding down operations.

In addition, the Company and a New Jersey aggregates company each own 50% of Lower Main Street Development, LLC (“Lower Main”). Lower Main was organized in February 2003 to hold land for development or sale. This land owned in conjunction with Amboy was sold in 2014.

The Company and a European based remediation company each own 50% of TerraSea Environmental Solutions LLC (“TerraSea”), a remediation business. TerraSea provides water and land based environmental services in the area of clean up and remediation of sediments, soil and groundwater for both marine and land based projects. The Company has commenced the winddown of TerraSea with its joint venture partner.

On April 24, 2014, the Company completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, which together comprised the Company’s historical demolition business, to a privately owned demolition company for $5.3 million plus retention of certain assets and preclosing liabilities. The historical demolition business has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. See Note 16 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations (“bid market”). The Company experienced an average combined bid market share in the U.S. of 46% over the prior three years, including 46%, 58%, 33% and 50% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively. The bid market for environmental & remediation work is highly fragmented and similar bid market statistics are not easily available.

In 2014, dredging revenues accounted for 86% of revenue. The Company’s fleet of 31 dredges, of which nine are deployed internationally, 23 material transportation barges, two drillboats, and numerous other support vessels is the largest and most diverse fleet of any U.S. dredging company. For the dredging segment, the Company’s fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to the Company’s fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. The advance of multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is the Company’s customer. In 2014, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 70% of dredging revenues, up from the Company’s prior three year average of 59%.

In 2014, environmental & remediation revenues accounted for 14% of total revenue. The Company’s environmental & remediation segment provides soil, water and sediment environmental remediation for the state and local and private party markets. Remediation involves the retrieval and removal of contamination from an environment through the use of separation techniques or disposal based on the quantity and severity of the contamination. Besides environmental remediation, the environmental & remediation segment performs industrial cleaning, abatement services and hazardous waste removal. Our recent acquisition of Magnus Pacific Corporation expands the geographic footprint of our environmental operations to include the U.S. West Coast and broadens our suite of services to include geotechnical contracting capabilities and other environmental solutions.

Contract Revenues

Most of the Company’s contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The types of equipment required to perform the specified service and the estimated project duration affect the cost of performing the contract and the price that contractors will bid.

The Company recognizes contract revenues under the percentage-of-completion method based on the Company’s engineering estimates of the physical percentage completed for dredging projects and based on costs incurred to date compared to total estimated costs for environmental & remediation projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For environmental & remediation projects, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Contract modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), fuel, subcontracts, short-term rentals and project overhead. Hourly labor generally is hired on a project-by-project basis. Much of our domestic hourly labor force is represented by labor unions with collective bargaining agreements that expire at various dates during 2015 through 2016, which historically have been extended without disruption.

Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital dredging projects have the highest margins due to the complexity of the projects, while coastal protection projects have the most volatile margins because they are most often exposed to variability in weather conditions. Environmental & remediation margins are based upon the specified service, the estimated project duration, seasonality, location and complexity of a project.

The Company’s cost structure includes significant annual equipment related costs, including depreciation, maintenance, insurance and long-term equipment rentals, averaging approximately 22% to 23% of total costs of contract revenues over the prior three years. During any given year, both dredging equipment utilization and the timing of cost expenditures fluctuate significantly. Accordingly, the Company allocates these dredging equipment costs to interim periods in proportion to dredging revenues recognized over the year to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual dredging revenues earned to date on the Company’s dredging contracts to expected annual revenues and recognizes dredging equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year. As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual equipment costs incurred in that interim period.

Primary Factors that Determine Operating Profitability

Dredging. The Company’s results of operations for its dredging segment for a calendar or quarterly period are generally determined by the following three factors:

•

Bid wins and dredge employment—The Company’s dredging segment generates revenues when the Company wins a bid for a dredging contract and starts that project. Although the Company’s dredging equipment is subject to downtime for scheduled periodic maintenance and repair, the Company seeks to maximize its revenues by employing its dredging equipment on a full-time basis, allowing for scheduled down time and mobilization. If a dredge is idle (i.e., the dredge is not employed on a dredging project or undergoing scheduled periodic maintenance and repair), the Company does not earn revenue with respect to that dredge during the time period for which it is idle.

•	Project and dredge mix—The Company’s domestic dredging projects generally involve domestic capital, maintenance and coastal protection work and its foreign dredging projects generally involve capital work. In addition, the Company’s dredging projects vary in duration and, in general, projects of longer duration result in less dredge downtime in a given period. Moreover, the Company’s dredges have different physical capabilities and typically work on certain types of dredging projects. Accordingly, the Company’s dredges have different daily revenue generating capacities.

The Company generally expects to achieve different levels of gross profit margin (i.e., gross profit divided by revenues) for work performed on the different types of dredging projects and for work performed by different types of dredges. The Company’s expected gross margin for a project is based upon the Company’s estimates at the time of the bid. Although the Company seeks to bid on and win projects that will maximize its gross margin, the Company cannot control the type of dredging projects that are available for bid from time to time, the type of dredge that is needed to complete these projects, the competitive landscape at the time of bid or the time schedule upon which these projects are required to be completed. As a result, in some quarters the Company works on a mix of dredging projects that, in the aggregate, have relatively high expected gross margins (based on project type and dredges employed) and in other quarters, the Company works on a mix of dredging projects that, in the aggregate, have relatively low expected gross margins (based on project type and dredges employed).

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

For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For environmental & remediation projects, the Company uses estimates of costs incurred to date compared to total estimated costs to determine the percentage of project completion. In preparing estimates, the Company draws on its extensive experience in the dredging and environmental & remediation businesses. In its dredging segment, the Company utilizes its database of historical dredging information to ensure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation are not recognized in contract revenues until such claims are settled. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

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

In the second quarter of 2013, due to a decline in the overall financial performance and declining cash flows of the demolition reporting unit, which is now reported in discontinued operations, the Company recorded an impairment charge of $21.5 million. At both December 31, 2014 and 2013, the dredging segment’s goodwill was $76.6 million. At December 31, 2014 and 2013, the environmental & remediation segment’s goodwill was $9.8 million and $2.8 million, respectively.

Results of Operations—Fiscal Years Ended December 31, 2014, 2013 and 2012

The following table sets forth the components of net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the years ended December 31:

	2014	2013	2012
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(88.5)	(86.3)	(86.7)

Gross profit	11.5	13.7	13.3
General and administrative expenses	(8.4)	(9.3)	(7.8)
Proceeds from loss of use claim	—	1.8	—
Gain (loss) on sale of assets—net	(0.1)	0.8	—

Operating income	3.0	7.0	5.5
Interest expense—net	(2.5)	(3.0)	(3.6)
Equity in earnings of joint ventures	0.4	0.2	—
Gain on bargain purchase acquisition	0.3	—	—
Other income	—	—	—
Income from continuing operations before income taxes	1.2	4.2	1.9
Income tax (provision) benefit	1.4	(1.4)	(0.9)

Income from continuing operations	2.6	2.8	1.0
Loss from discontinued operations, net of income taxes	(1.3)	(7.5)	(1.6)

Net income (loss)	1.3	(4.7)	(0.6)
Net loss attributable to noncontrolling interests	—	0.1	0.1

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	1.3%	(4.6)%	(0.5)%

Adjusted EBITDA from continuing operations	9.6%	13.5%	12.7%

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations, as provided herein, represents net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment and accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$10,295	$(34,361)	$(2,695)
Loss from discontinued operations, net of income taxes	(10,423)	(54,850)	(9,635)
Net loss attributable to noncontrolling interest	—	632	645

Income from continuing operations	20,718	19,857	6,295
Adjusted for:
Accelerated maintenance expenses	—	—	4,672
Interest expense—net	19,967	21,941	20,925
Income tax provision (benefit)	(11,530)	10,460	5,419
Depreciation and amortization	50,129	46,622	37,430
Gain on bargain purchase acquisition	(2,197)	—	—

Adjusted EBITDA from continuing operations	$77,087	$98,880	$74,741

Components of Contract Revenues

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended December 31, (in thousands):

	2014	2013	2012
Revenues
Dredging:
Capital—U.S.	$195,635	$153,781	$156,251
Capital—foreign	155,000	138,436	77,232
Coastal protection	194,219	228,868	135,164
Maintenance	123,923	90,833	116,016
Rivers & lakes	28,934	30,684	35,471

Total dredging revenues	697,711	642,602	520,134
Environmental & remediation*	114,412	94,840	—
Intersegment revenue	(5,292)	(6,024)	—

Total revenues	$806,831	$731,418	$520,134

*	Environmental & remediation revenue in 2014 and 2013 includes Terra which did not operate as part of the Company prior to January 1, 2013. Environmental & remediation revenue in 2014 also includes Magnus which did not operate as part of the Company prior to November 4, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Total revenue was $806.8 million in 2014, an increase of $75.4 million, or 10.3%, from 2013 total revenue of $731.4 million. The increase was largely attributable to higher domestic capital dredging revenues, which included a port deepening project in Miami and a LNG project in Texas, and maintenance dredging revenues, which included a large maintenance project in New York. Increases in foreign capital dredging and environmental & remediation revenues, which is attributable to the acquisition of Magnus, also contributed to the overall increase in 2014. These increases were partially offset by declines in coastal protection and river & lakes revenues. The Company categorizes revenue by service type to understand the market in which the Company operates and to assess how the Company is performing on bidding work or projects and is generating revenue from backlog.

Domestic capital dredging revenues increased $41.8 million, or 27.2%, to $195.6 million in 2014 compared to 2013 revenues of $153.8 million. The increase in domestic capital dredging revenue was primarily attributable to the port deepening project in Miami and a LNG project in Texas. These increases were partially offset by two 2013 coastal restoration projects in Louisiana that did not repeat in the current year. Deepening projects in New York and on the Delaware River also contributed to increased revenues in 2014. In 2014, the Company earned 80% of its backlog carried forward from December 31, 2013.

Revenues from foreign dredging operations in 2014 totaled $155.0 million, an increase of $16.6 million, or 12.0%, from 2013 revenues of $138.4 million. Foreign dredging revenue was driven by the Wheatstone LNG Project in Western Australia, three projects in the Middle East and a project in Brazil. These five projects in our foreign operations comprise approximately 91% of the foreign dredging revenue earned. In comparison, 2013 revenue was driven by a significant project in Qatar as well as the mobilization and commencement of dredging activities for the Wheatstone LNG Project. The Company earned 100% of its backlog carried forward from December 31, 2013.

Coastal protection revenues were $194.2 million in 2014, a decrease of $34.7 million, or 15.2%, from $228.9 million in 2013. A large number of projects in New York and New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy continued to add to revenue during the year ended December 31, 2014; however, the dollar value of these Superstorm Sandy projects was lower than the year ended December 31, 2013. In addition, the Company worked on large beach projects in South Carolina, North Carolina and Florida which contributed to revenue for the year ended December 31, 2014. The Company converted approximately 90% of the backlog at December 31, 2013 to revenues in 2014.

Revenues from maintenance dredging projects in 2014 were $123.9 million, an increase of $33.1 million, or 36.4%, from $90.8 million in 2013. The Company’s maintenance revenues in 2014 were driven by work performed on a large project in New York as well as significant harbor work in New York, Maryland and Georgia. In comparison, the Company worked on maintenance projects in Florida, Maryland, Georgia and Tennessee during the year ended December 31, 2013. The Company executed its entire backlog from December 31, 2013.

Rivers & lakes revenues were $28.9 million for 2014, a decrease of $1.8 million, or 5.9%, from $30.7 million in 2013. The decrease in rivers & lakes revenues was mostly attributable to work on a remediation project in the Midwest and a large municipal lake project in Texas that did not repeat during 2014. Rivers & lakes revenue for the year ended December 31, 2014 was driven by a large lake project in Illinois, as well as river projects in Nebraska and Mississippi and a private company project in Florida. The Company executed nearly half of its backlog from December 31, 2013.

The environmental & remediation segment recorded revenues of $114.4 million for the year ended December 31, 2014, up 20.7% compared to $94.8 million for the year ended December 31, 2013. The increase is attributable to the acquisition of Magnus, which accounted for $15.3 million of revenue, during the fourth quarter of 2014 as well as a greater number of environmental & remediation projects for the year ended December 31, 2014, including large remediation projects in New Jersey and Michigan. Additionally, the environmental & remediation segment teamed with the dredging segment to work on a large lake project in Illinois during 2014. The Company converted approximately 75% of the backlog at December 31, 2013 to revenues in 2014.

Consolidated gross profit for the year ended December 31, 2014 decreased by $7.8 million, or 7.8%, to $92.5 million from $100.3 million for the year ended December 31, 2013. Gross profit margin (gross profit divided by revenue) for the full year 2014 was 11.5%, below the prior year gross profit margin of 13.7%. The lower gross profit margin for 2014 was attributable to lower gross profit at our environmental & remediation segment related to cost overruns on a project and higher plant expenses. Gross profit margin at the dredging segment remained flat year over year.

General and administrative expenses totaled $67.9 million for the year ended December 31, 2014 was down slightly from $68.0 million for the year ended December 31, 2013. Increases in payroll and benefit expenses of $2.1 million and technical and consulting fees of $0.9 million were offset by a reduction in the value of the Magnus contingent seller note payable of $1.1 million, a decrease in legal and professional fees of $1.6 million and the reversal of a bad debt provision, for which we received payment, of $1.0 million.

Operating income for the year ended December 31, 2014 was $23.9 million compared to $51.4 million for the year ended December 31, 2013. In addition to lower gross profit described above, the lower operating income as compared to 2013 is due to the $13.4 million in proceeds from a loss of use claim received during the 2013 second quarter and $5.8 million of gains from the sales of underutilized assets in 2013.

Equity in earnings of joint ventures for the year ended December 31, 2014 was $2.9 million compared to $1.2 million for the year ended December 31, 2013. The increase in equity in earnings of joint ventures in 2014 was driven by a $15.1 million gain on sale of real estate owned jointly by our Amboy and Lower Main joint ventures. During 2014, the Company incurred a $10.2 million loss related to the TerraSea joint venture, which partially offset the gain on sale of real estate. The loss at TerraSea is the result of the Company’s share of losses on two projects which experienced site condition delays. Additionally, there were cost overruns resulting from start-up delays that prevented the job from being completed in one season, as originally estimated, forcing the joint venture to demobilize and remobilize the equipment. These additional costs caused the project estimate to forecast a loss for the entire project which was fully recognized during the current period under the percentage-of-completion method.

The Company’s net interest expense for 2014 totaled $20.0 million compared with $21.9 million in 2013. The decrease is primarily due to lower interest expense associated with the Company’s revolving credit facility during the current year.

Income tax expense in 2014 was a benefit of $11.5 million compared to a provision of $10.5 million in 2013. This $22.0 million change is attributable to a tax benefit related to liquidation of a domestic subsidiary which allowed the Company to claim a worthless stock deduction on its federal income tax return. The Company utilized part of the benefit to offset current year income and will carry forward the remainder as a net operating loss to offset future income. Accordingly, this benefit is characterized as a component of our continuing operations.

For the year ended December 31, 2014, net income from continuing operations was $20.7 million compared to $19.9 million for the year ended December 31, 2013. The increase in net income from continuing operations was largely attributable to an income tax benefit in the current year and a $15.1 million gain on the sale of real estate, as described above. Additionally, current year income from continuing operations includes a $2.2 million noncash bargain purchase gain recognized in the second quarter. These increases were partially offset by lower operating income and losses at our TerraSea joint venture for the year ended December 31, 2014.

Adjusted EBITDA from continuing operations (as defined on page 44) was $77.1 million and $98.9 million for the years ended December 31, 2014 and 2013, respectively. The decrease of $21.8 million, or 22.0%, is largely attributable to $13.4 million in proceeds from a loss of use claim received during the 2013 second quarter and $5.8 million of gains from the sales of underutilized assets in 2013. In 2014, the Company recorded $50.1 million of depreciation and amortization expense that is included as a component of operating income, but is excluded for the purposes of calculating Adjusted EBITDA from continuing operations. The depreciation and amortization expense recorded in 2013 was $46.6 million.

Results by segment

Dredging

Dredging revenues for the year ended December 31, 2014 were $697.7 million an increase of $55.1 million, or 8.6%, compared to $642.6 million for the year ended December 31, 2013. The increase was largely attributable higher domestic capital revenues, which included the port deepening project in Miami and a LNG project in Texas, and maintenance revenues, which included a large maintenance project in New York. Increases in foreign capital revenues from an LNG project in Australia also contributed to the overall increase.

Dredging segment gross profit in 2014 increased 6.0% to $90.3 million from $85.2 million in 2013, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 12.9% in 2014, consistent with 2013. The increase in dredging segment gross profit was driven by a greater amount of work during 2014 as compared to the prior year which was slightly offset by higher plant expenses associated with two dredges which were in dry dock during 2014, in addition to higher operating overhead costs compared to the full year in 2013. Further, 2014 gross profit was driven by completion of the Wheatstone LNG dredging project in Australia, which finished with strong contract margin commensurate with such a large and complex energy project. The strong margins on the Wheatstone LNG project in the second half of 2014 offset the negative margin impacts from our idle Middle East fleet during the first half of 2014.

Dredging segment operating income for 2014 decreased 24.0% to $41.6 million, from $54.7 million in 2013 due the receipt of $13.4 million in proceeds from the dredge New York loss of use claim and $5.8 million of gains from the sales of underutilized assets in 2013. These 2013 activities were slightly offset by the increase in segment gross profit described above.

Environmental & remediation

The environmental & remediation segment recorded revenues in 2014 of $114.4 million, a $19.6 million, or 20.7%, increase from $94.8 million in 2013. The increase is attributable to the acquisition of Magnus, which accounted for $15.3 million of revenue, during the fourth quarter of 2014 as well as a greater number of environmental & remediation projects for the year ended December 31, 2014, including large remediation projects in New Jersey and Michigan. Additionally, the environmental & remediation segment teamed with our dredging segment to work on a large lake project in Illinois during 2014.

Environmental & remediation segment gross profit was $2.2 million for year ended December 31, 2014, down $12.9 million, or 85.4% from $15.1 million in the year ended December 31, 2013, with a gross profit margin of 1.9% and 15.9%, respectively. The gross profit margin was impacted by a $4.3 million cost overrun due to a change in site conditions on one brownfield redevelopment project. The Company is currently working with the client to receive additional payment for a portion or all of these overruns. Additionally, the environmental & remediation segment experienced higher plant expenses, driven by investments in our expanded fleet of equipment. These additional costs offset the environmental & remediation segment’s increased profit margins from higher fixed cost coverage during the first nine months of 2014.

Environmental & remediation segment operating loss was $17.8 million for 2014, compared to $3.3 million in 2013. This operating loss was driven by the lower segment gross profit described above.

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

Revenues from coastal protection projects of $228.9 million in 2013 increased $102.0 million, or 80.4%, from $126.9 million in 2012. The significant increase in coastal protection revenue is mainly attributable projects in New York and New Jersey, which included emergency work as well as supplemental work as a result of Superstorm Sandy. Additionally the Company worked on large beach projects in Florida, North Carolina and Delaware. The Company converted 90% of the backlog at December 31, 2012 to revenues during 2013. In 2012, less coastal protection projects were let to bid and those projects were awarded later in the year causing fewer days in which to earn revenue.

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

Consolidated gross profit for the year ended December 31, 2013 increased by $22.1 million, or 28.3%, to $100.3 million from $78.2 million for the year ended December 31, 2012. Gross profit margin (gross profit divided by revenue) for the full year 2013 was 13.7%, consistent with the prior year gross profit margin of 13.3%. Gross profit margin in 2013 was driven by our Wheatstone LNG Project in Australia and the addition of the Terra business in 2013 slightly offset by lower domestic capital dredging gross profit.

In May 2013, the Company concluded its litigation regarding the dredge New York loss of use claim. In January 2008, the Company filed suit against the M/V Orange Sun and her owners for damages incurred by the Company in connection with the allision in the approach channel to Port Newark, New Jersey. The Company received $13.4 million which is included in proceeds from loss of use claim in the consolidated statement of operations for the year ended December 31, 2013.

Operating income for the year ended December 31, 2013 was $51.4 million compared to $32.6 million for the year ended December 31, 2012. In addition to the higher gross profit described above, the higher operating income was driven by to the $13.4 million in proceeds from a loss of use claim, described above and $5.8 million of gains from the sales of underutilized assets in 2013. These increases were partially offset by an increase in general and administrative expenses, specifically related to payroll, legal and professional and technical and consulting fees in 2013.

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

Adjusted EBITDA from continuing operations (as defined on page 44) was $98.9 million and $74.7 million for the years ended December 31, 2013 and 2012, respectively. The increase of $24.2 million, or 32.4%, is related to the increase in dredging segment operating income described above. In 2013, the Company recorded $46.6 million of depreciation and amortization expense that is included as a component of operating income, but is excluded for the purposes of calculating Adjusted EBITDA from continuing operations. The depreciation and amortization expense recorded in 2012 was $37.4 million. In 2013, the Company incurred $2.4 million of additional depreciation and amortization from the Terra business and $5.8 million of additional depreciation at the dredging segment for the capital expenditures from the prior year. During 2012, the Company incurred $4.7 million of accelerated maintenance expenses related to preparation of vessels for the Wheatstone project in Australia that are recognized in the Company’s operating income. The Company does not frequently incur significant accelerated maintenance as a part of its international deployments. We have therefore excluded these accelerated maintenance expenses from the calculation of Adjusted EBITDA from continuing operations.

Results by segment

Dredging

Dredging revenues in 2013 were $642.6 million, a $54.4 million, 9.2% increase from $588.2 million in 2012. These increases were driven by higher coastal protection revenue, which included emergency and supplemental work as a result of Superstorm Sandy. Foreign capital dredging revenue contributed to the increase driven by significant projects in Qatar and Brazil as well as the Wheatstone LNG Project in Western Australia. The increases in total revenue were partially offset by declines in domestic capital dredging, maintenance dredging, and river & lakes revenues.

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

Environmental & remediation

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

Bidding Activity and Backlog

The following table sets forth, by segment and type of dredging work, the Company’s backlog as of the dates indicated (in thousands):

	December 31, 2014		December 31, 2013	December 31, 2012
Backlog
Dredging:
Capital—U.S.	$135,801		$176,117	$43,177
Capital—foreign	131,489		98,666	218,953
Coastal protection	211,101		143,498	80,245
Maintenance	25,108		70,633	22,406
Rivers & lakes	90,708		26,158	24,510

Dredging Backlog	594,207		515,072	389,291
Environmental & remediation	75,349	*	28,330	31,006	†

Total Backlog	$669,556		$543,402	$420,297

*	December 31, 2014 environmental & remediation backlog includes backlog acquired by the Company on November 4, 2014 in connection with the Magnus acquisition.
†	December 31, 2012 environmental & remediation backlog includes backlog acquired by the Company on December 31, 2012 in connection with the Terra acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 60% of the Company’s 2014 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

Approximately 74% of the Company’s backlog at December 31, 2014 is expected to be completed and converted to revenue in 2015.

Dredging

The 2014 domestic dredging bid market totaled $1,521.0 million, a 19.2% increase from the 2013 domestic dredging bid market of $1,276.1 million. The 2014 bid market increased from the prior year primarily due to additional coastal protection projects let for bid in the second half of 2014 to repair damaged shorelines in New York and New Jersey. The 2014 bid market also included the third and final phase of the PortMiami project, a large lake project in Illinois, a LNG project in Texas and a large beach project in the Gulf. Partially offsetting this increase were decreases in domestic capital market in the current year as the first two phases of the PortMiami project were awarded during 2013. The Company won 38% of the overall 2014 domestic bid market, below its 54% win rate of the overall 2013 domestic bid market. The Company’s prior three-year average win rate is 46%. Variability in contract wins from period to period is not unusual. The Company believes trends in its win rate over the prior three year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2014 contracted dredging backlog was $594.2 million. This represents an increase of $79.1 million, or 15.4%, over the Company’s December 31, 2013 dredging backlog of $515.1 million. These amounts do not reflect approximately $113.5 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2013, the amount of domestic low bids pending award was $82.1 million. Backlog at December 31, 2014 includes two coastal protection projects totaling approximately $186 million which were awarded in the fourth quarter of 2014 as well as approximately $120 million for a project to deepen and widen the Suez Canal. A large lake project in Illinois in also contributes to the increase as compared to the prior year.

The Company won 33%, or $149.6 million, of the domestic capital dredging projects awarded in 2014. Significant new awards during the year include deepening projects in New York and on the Delaware River, along with a large LNG project in Texas, all of which will continue into 2015. Approximately $135.8 million, or 23%, of the Company’s December 31, 2014 contracted dredging backlog consists of domestic capital dredging work, a substantial portion of which is expected to be performed in 2015. Domestic capital dredging backlog at December 31, 2014 was $40.3 million lower than the prior year. In December 2014, President Obama signed the 2015 spending bill which increases the Corps’ budget in 2015. Both the President and Congress continue to put a focus on the importance of our ports to the U.S. economy. Although the President’s proposed fiscal year 2016 budget for dredging is disappointing, the Company anticipates that Congress will maintain its commitment to invest in our nation’s infrastructure, including ports and dredging. The Company also anticipates an active bid market for coastal restoration work in the Gulf Coast over the next twelve months based on the State of Louisiana’s robust budget for coastal protection projects.

Foreign capital dredging backlog increased to $131.5 million at December 31, 2014 from $98.7 million at the end of 2013. The increase in the Company’s foreign backlog is a result of the award of a project to deepen and widen the Suez Canal in the fourth quarter of the current year. During 2014, the Company completed the majority of work on the Wheatstone LNG project, a project in Brazil and a project in Qatar. The Company will utilize our fleet in the Middle East on a project in Bahrain through the first quarter 2015 and on the Suez Canal deepening project in Egypt for the first nine months of 2015. Reclamation of land to support industry, population growth and tourism is continuing to expand the global need for dredging. The Middle East will continue to be a focused market for the Company, albeit less concentrated as the Persian Gulf countries prioritize and rationalize their capital projects with the current lower price of oil in the global market. Liquefied natural gas (LNG)

continues to expand globally and the Company is bidding dredging work required for the trenches, channels and ports needed for the construction of the advanced liquefaction and shipping plants. The Company will continue pursue ancillary work in Brazil and South America where we have positioned dredges and operate as a reputable regional provider. The Company expects these increases in global dredging to provide a continued source of future international revenue.

The Company won 44%, or $266.5 million, of the coastal protection projects awarded in 2014. A majority of coastal protection projects won during 2014 were for communities in Florida as well as beaches on the New York and New Jersey coast as a result of Superstorm Sandy which caused damage to a wide area of private and public infrastructure including severe erosion in many beachfront communities. The Company has contracted dredging backlog related to coastal protection of $211.1 million at December 31, 2014 compared to $143.5 million at the end of 2013. The Company expects another large project to repair damaged shorelines in New Jersey be let for bid in 2015. The announcement of a new coastal community caucus, and the release of important coastal studies, like the Corps’ Sandy comprehensive study, should bode well for the long anticipated national discussion on funding for protecting America’s coastline.

The Company won 18%, or $59.3 million, of the maintenance dredging projects awarded in 2014. The maintenance dredging bid market for the year ended December 31, 2014 was down slightly compared to the prior year as several large maintenance projects in New York, New Jersey and Texas were awarded in 2013. The Company was awarded four harbor maintenance projects during the year which included Wilmington Harbor as well as three harbors in Florida totaling $37.3 million. The Company’s contracted maintenance dredging backlog at December 31, 2014 of $25.1 million is $45.5 million lower than the backlog of $70.6 million at December 31, 2013. The Water Resources Reform and Development Act (“WRRDA”) calls for full use of Harbor Maintenance Trust Fund (HMTF) for maintenance of ports and waterways within ten years. As noted above, President Obama signed the 2015 spending bill which not only increases the Corps’ budget in 2015 but also includes the incremental increase in HMTF funding as called for in WRRDA. With the mandate to utilize the taxes collected on imports to U.S. ports for their intended purpose of maintaining future access to the waterways and ports that support our nation’s economy, the Company expects the Corps to substantially increase the projects let to bid for maintenance projects in the fiscal year 2015.

The Company won 65%, or $94.5 million, of the rivers & lakes projects in the markets where the group operates. The company has contracted dredging backlog related to rivers & lakes of $90.7 million at December 31, 2014 which is $64.6 million more than the backlog at December 31, 2013. This increase was driven by the $89.0 million project on Lake Decatur in Illinois which was awarded in the first quarter of 2014. The Company continued to earn on projects in its backlog, including the Lake Decatur project as well as river projects in Nebraska and Mississippi and a private company project in Florida. Increased rainfall in the first half of 2014 which deposited additional sediment into the Mississippi River and allocation of resources from the Corps to other projects have left a backlog of projects to let from the government to maintain optimal navigation on this important waterway.

Environmental & remediation

Environmental & remediation segment backlog was $75.3 million and $28.3 million at December 31, 2014 and 2013, respectively, an increase of $47.0 million year over year. The increase was driven by the acquisition of Magnus during the fourth quarter of 2014 which added $53.9 million to backlog at December 31, 2014. During 2014, the Company was awarded a large environment remediation project in Michigan. Environmental & remediation earned revenue on this project during the year along with work on the large remediation project in New Jersey.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities, borrowings under the Company’s revolving credit facility and proceeds from issuances of long term debt. See

Note 8 in the Company’s consolidated financial statements. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by operating activities of continuing operations for the years ended December 31, 2014, 2013 and 2012 totaled $67.2 million, $86.3 million and $19.7 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. In 2014, the decrease in cash provided by operating activities was primarily the result of lower adjusted EBITDA from continuing operations and an increase in working capital as compared to the prior year. The increase in cash provided by operating activities for the year ended December 31, 2013 as compared to 2012 was primarily the result of higher adjusted EBITDA from continuing operations and the recovery of investment in working capital on two significant projects as compared to the same period in the prior year. During 2012, the Company invested nearly $60 million in working capital on these two projects.

The Company’s net cash flows used in investing activities of continuing operations for the years ended December 31, 2014, 2013 and 2012 totaled $122.0 million, $46.1 million and $61.9 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the year ended December 31, 2014, the Company acquired Magnus Pacific Corporation for which the Company paid $25 million at closing. Additionally, the Company spent $44.3 million on construction in progress for a vessel being built to our specifications. Comparatively, the Company spent $17.1 million and $10.4 million on construction in progress for this vessel for the years ended December 31, 2013 and 2012, respectively. In 2013, net cash used in investing activities was lower as the Company received $6.7 million for the sale of two vessels during the year as well as $13.6 million when the Company drew upon a vendor performance obligation related to a vessel construction contract. During the year ended December 31, 2012, capital expenditures included the overhaul of engines on the dredge Alaska which accounted for $5.5 million, the construction of a semi-permanent pipeline for $13.7 million and the purchase of a storage yard for $6.4 million.

The Company’s net cash flows provided by (used in) financing activities of continuing operations for the years ended December 31, 2014, 2013 and 2012 totaled $35.1 million, $22.5 million and $(23.0) million, respectively. During November 2014, the Company entered into a new senior secured term loan facility for an aggregate principal amount of $47.4 million as well as issued an additional $25 million of its 7.375% senior notes. The Company paid down borrowings on the senior revolving credit facility, slightly offsetting the increases in cash flows provided by financing activities noted above. Cash flows provided by financing activities during 2013 were primarily due to net borrowings of $35 million on the Company’s revolving credit facility, slightly offset by payment of $10.5 million on a promissory note related to the Terra acquisition. For the year ended December 31, 2012, the Company paid dividends of $18.6 million. No dividends were paid in 2014 or 2013.

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

On September 15, 2014, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement which exercised a portion of the incremental loans feature of the Credit Agreement that allowed the Company to increase the aggregate revolving commitment. The Fifth Amendment further amended the Credit Agreement so that the Credit Agreement will remain secured and collateralized by perfected liens on certain of the Company’s vessels and its domestic accounts receivable, subject to permitted liens and prior interests of other parties. In addition, Zurich American Insurance Company, the Company’s surety provider, secured permitted second mortgages on the same vessels securing the obligations under the Credit Agreement.

On November 4, 2014, the Company entered into the sixth amendment (“Sixth Amendment”) to the Company’s senior revolving credit facility dated June 4, 2012 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, as amended. The Sixth Amendment amends the Credit Agreement to permit the entrance into the Term Loan Facility (see below) and incurrence of liens securing the Term Loan Facility, subject to certain restrictions and conditions; permit voluntary prepayments of the Term Loan Facility so long as, after giving effect to any such voluntary prepayment, the Company’s total leverage ratio is less than or equal to 3.00 to 1.00 and its fixed charge coverage ratio is greater than or equal to 1.25 to 1.00; permit the acquisition of Magnus Pacific (See Note 16) without diminishing the amount currently available under the Credit Agreement for additional “Permitted Acquisitions” (as defined in the Credit Agreement);exclude the potential earnout obligation of the Company in connection with the acquisition of Magnus Pacific Corporation of up to $11.4 million from “Indebtedness” (as defined in the Credit Agreement) and the total leverage ratio under the Credit Agreement; and permit the issuance of up to an additional $50 million in aggregate principal amount of the Company’s currently outstanding 7.375% senior notes due 2019.

As of December 31, 2014, the Company had no borrowings and $159.9 million of letters of credit outstanding, resulting in $50.1 million of availability under the Credit Agreement.

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

On November 4, 2014, the Company entered into a new senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50 million (the “Term Loan Facility”) pursuant to a Loan and Security Agreement (the “Loan Agreement”) by and among, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. Pursuant to the term loan, the Company borrowed an aggregate principal amount of $47.4 million. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s ATB.

The Term Loan Facility has a term of five years. The borrowings under the Term Loan Facility bear interest at a fixed rate of 4.655% per annum. If an event of default occurs under the Loan Agreement, the interest rate will increase by 2.00% per annum during the continuance of such event of default.

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

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At December 31, 2014, the Company had outstanding performance bonds valued at approximately $1,049.3 million of which $49.0 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $357.4 million. December 31, 2014.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project.

In January 2011, the Company issued $250 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. Approximately $180 million of the net proceeds from the original issuance of the senior notes was used to prepay all of the Company’s 7.75% senior subordinated notes due December 2013, including prepayment premiums and accrued and unpaid interest. In November 2014, the Company issued an additional $25 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. The proceeds from this issuance was used to repay indebtedness incurred under out senior secured revolving credit facility in connection with the acquisition of Magnus Pacific Corporation, and for general corporate purposes. The indenture governing the senior notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture governing the senior notes.

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

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2014. Additional information related to these obligations can be found in Note 8 and Note 13 to the Company’s consolidated financial statements.

	Obligations coming due in year(s) ending:
			2016-	2019-	2022 and
	Total (1)	2015	2018	2021	beyond
	(in millions)
Equipment notes payable (2)	$3.0	$0.8	$2.2	$—	$—
Senior notes (3)	357.8	20.3	60.8	276.7	—
Notes payable (4)	64.1	7.3	39.9	16.9
Unconditional purchase commitments (5)	84.0	48.1	35.9	—	—
Operating lease commitments	100.7	23.6	52.7	20.1	4.3

Total	$609.6	$100.1	$191.5	$313.7	$4.3

(1)	Excluded from the above table are $0.5 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.
(2)	Represents principal and interest on six capital equipment leases.
(3)	Includes cash interest payments calculated at stated fixed rate of 7.375%.
(4)	Represents the principal on the Term Loan Facility, Magnus promissory note and one capital building lease and all corresponding interest payments.
(5)	Includes payments for vessels being built to Company specifications and other contract related commitments.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $159.9 million at December 31, 2014. The Company has granted liens on a substantial portion of its owned operating equipment as security for borrowings under its Credit Agreement and other indebtedness.

The Company finances certain key vessels, office space, and other equipment used in its operations with off-balance sheet operating lease arrangements with unrelated lessors, requiring annual rentals of $23.6 million which decline to $4.3 million over the next nine years subject to future lease arrangements. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

At December 31, 2014, the Company had outstanding performance bonds with a notional amount of $1,049.3 million of which $49.0 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled $357.4 million. In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A significant portion of the Company’s current dredging operations are conducted outside of the U.S., primarily in the Middle East and Brazil. It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company’s foreign dredging work is in the Middle East. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar; therefore, there is no foreign currency exposure on these transactions. The Company received a portion of a contract in Egyptian Pounds, but expects to utilize this currency for local expenses, minimizing its foreign currency exposure to the Company. Additionally, there are no current contracts in Brazil that present any foreign currency exposure. At December 31, 2014, the Company had no foreign exchange forward contracts outstanding.

At December 31, 2014, the Company had long-term senior notes outstanding with a recorded face value of $275.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 7.375%, was $280.5 million at December 31, 2014 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2014 the fair value of this fixed rate debt would have increased to $290.9 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 10% of the Company’s costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company’s 2015 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2014. At December 31, 2014 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements through September 2015. As of December 31, 2014, there were 6.5 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $2.08 to $3.01 per gallon. At December 31, 2014, the fair value liability on these contracts was estimated to be $3.0 million, based on quoted market prices and is recorded in accrued expenses. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2014.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 6, 2015, are set forth on pages 66 to 107 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2014 and 2013. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2014
Contract revenues	$174.4	$184.7	$202.2	$245.5
Costs of contract revenues	(153.4)	(158.5)	(177.7)	(224.7)

Gross profit	20.9	26.2	24.5	20.9
General and administrative expenses	(17.9)	(15.9)	(16.1)	(18.0)
Loss on sale of assets—net	(0.2)	—	(0.4)	(0.1)

Operating income	2.8	10.3	8.0	2.8
Interest expense—net	(5.0)	(5.0)	(4.7)	(5.3)
Equity in earnings (loss) of joint ventures	(1.8)	(1.4)	(5.8)	11.9
Gain on bargain purchase acquisition	—	2.2	—	—
Other income (expense)	—	—	0.4	(0.2)

Income from continuing operations before income taxes	(4.0)	6.1	(2.1)	9.2
Income tax provision	1.5	(2.1)	1.1	11.0

Income from continuing operations	(2.5)	4.0	(1.0)	20.2
Loss from discontinued operations, net of income taxes	(2.7)	(5.3)	(1.1)	(1.3)

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(5.2)	$(1.3)	$(2.1)	$18.9

Basic earnings per share attributable to income from continuing operations	$(0.04)	$0.07	$(0.02)	$0.34
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.05)	(0.09)	(0.02)	(0.02)

Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.09)	$(0.02)	$(0.03)	$0.31

Basic weighted average shares	59.7	59.9	60.0	60.1
Diluted earnings per share attributable to income from continuing operations	$(0.04)	$0.07	$(0.02)	$0.34
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.05)	(0.09)	(0.02)	(0.02)

Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.09)	$(0.02)	$(0.03)	$0.31

Diluted weighted average shares	59.7	60.5	60.0	60.7

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2013
Contract revenues	$180.2	$147.1	$187.9	$216.3
Costs of contract revenues	(149.4)	(133.4)	(160.0)	(188.3)

Gross profit	30.7	13.8	27.8	28.0
General and administrative expenses	(16.2)	(15.3)	(17.1)	(19.3)
Proceeds from loss of use claim	—	13.3	—	0.1
Gain (loss) on sale of assets—net	—	(0.1)	3.2	(2.6)

Operating income	14.5	11.6	13.9	11.3
Interest expense—net	(5.7)	(5.4)	(5.5)	(5.3)
Equity in earnings (loss) of joint ventures	(0.6)	(0.4)	1.4	0.8
Other income (expense)	—	(0.3)	(0.2)	0.1

Income from continuing operations before income taxes	8.2	5.6	9.6	6.9
Income tax provision	(3.5)	(4.1)	(0.7)	(2.1)

Income from continuing operations	4.7	1.5	8.9	4.7
Loss from discontinued operations, net of income taxes	(4.3)	(26.7)	(7.6)	(16.2)

Net income (loss)	0.4	(25.2)	1.3	(11.5)
Net loss attributable to noncontrolling interests	—	0.0	0.1	0.5

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.4	$(25.2)	$1.4	$(11.0)

Basic earnings per share attributable to income from continuing operations (1)	$0.08	$0.02	$0.15	$0.08
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.07)	(0.45)	(0.13)	(0.27)

Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.01	$(0.42)	$0.02	$(0.19)

Basic weighted average shares	59.4	59.4	59.5	59.6
Diluted earnings per share attributable to income from continuing operations (1)	$0.08	$0.02	$0.15	$0.08
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.07)	(0.45)	(0.13)	(0.27)

Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.01	$(0.42)	$0.02	$(0.19)

Diluted weighted average shares	60.0	59.4	60.1	60.3

Note: Items may not sum due to rounding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2014. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Management’s annual report on internal control over financial reporting

The management of Great Lakes Dredge & Dock Corporation, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Company completed the acquisition of Magnus Pacific Corporation on November 4, 2014. Since the Company has not fully incorporated the internal controls and procedures of this business into the Company’s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. As of December 31, 2014, the Magnus business constitutes approximately 6% and 10% of the Company’s total and net assets, respectively, and given the date of acquisition, contributed approximately 2% of the Company’s revenues in 2014.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

/S/ JONATHAN W. BERGER
Jonathan W. Berger
Chief Executive Officer and Director

/s/ MARK W. MARINKO
Mark W. Marinko
Senior Vice President and Chief Financial Officer

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Magnus Pacific Corporation, which was acquired on November 4, 2014 and whose financial statements constitute approximately 6% and 10% of the Company’s total and net assets, respectively, and given the date of acquisition, contributed approximately 2% of the Company’s revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Magnus Pacific Corporation. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 6, 2015

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board of Directors and Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables” and “Compensation Discussion and Analysis” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board of Directors and Corporate Governance” and “Change of Control of the Company” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are set forth on pages 66 to 107 of this Report and are incorporated by reference in Item 8 of this Report.

2. Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 108, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 6, 2015

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(in thousands, except per share amounts)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,389	$75,338
Accounts receivable—net	113,188	96,515
Contract revenues in excess of billings	82,557	67,432
Inventories	34,735	32,500
Prepaid expenses	4,708	4,211
Other current assets	64,667	39,953
Assets held for sale	—	45,104

Total current assets	342,244	361,053
PROPERTY AND EQUIPMENT—Net	399,445	345,620
GOODWILL	86,326	79,326
OTHER INTANGIBLE ASSETS — Net	8,963	1,976
INVENTORIES—Noncurrent	36,262	38,496
INVESTMENTS IN JOINT VENTURES	7,889	8,256
ASSETS HELD FOR SALE—Noncurrent	—	8,856
OTHER	12,105	9,062

TOTAL	$893,234	$852,645

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$119,971	$116,121
Accrued expenses	70,041	38,531
Billings in excess of contract revenues	4,639	6,754
Current portion of long term debt	5,859	—
Liabilities held for sale	—	32,493

Total current liabilities	200,510	193,899
7 3/8% SENIOR NOTES	274,880	250,000
REVOLVING CREDIT FACILITY	—	35,000
NOTES PAYABLE	49,497	—
DEFERRED INCOME TAXES	92,007	108,511
LIABILITIES HELD FOR SALE—Noncurrent	—	1,212
OTHER	20,377	21,922

Total liabilities	637,271	610,544

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 60,170 and 59,670 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	6	6
Additional paid-in capital	278,166	275,183
Accumulated deficit	(21,475)	(31,770)
Accumulated other comprehensive loss	(734)	(473)

Total Great Lakes Dredge & Dock Corporation equity	255,963	242,946
NONCONTROLLING INTERESTS	—	(845)

Total equity	255,963	242,101

TOTAL	$893,234	$852,645

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share amounts)

	2014	2013	2012
CONTRACT REVENUES	$806,831	$731,418	$588,430
COSTS OF CONTRACT REVENUES	714,335	631,123	510,272

GROSS PROFIT	92,496	100,295	78,158
OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	67,911	68,039	45,723
PROCEEDS FROM LOSS OF USE CLAIM	—	(13,372)	—
(GAIN) LOSS ON SALE OF ASSETS—Net	732	(5,773)	(198)

Total operating income	23,853	51,401	32,633

OTHER EXPENSE:
Interest expense—net	(19,967)	(21,941)	(20,925)
Equity in earnings of joint ventures	2,895	1,208	124
Gain on bargain purchase acquisition	2,197	—	—
Other income (expense)	210	(351)	(118)

Total other expense	(14,665)	(21,084)	(20,919)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,188	30,317	11,714
INCOME TAX (PROVISION) BENEFIT	11,530	(10,460)	(5,419)

INCOME FROM CONTINUING OPERATIONS	20,718	19,857	6,295
Loss from discontinued operations, net of income taxes	(10,423)	(54,850)	(9,635)

NET INCOME (LOSS)	10,295	(34,993)	(3,340)
Net loss attributable to noncontrolling interest	—	632	645

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS OF GREAT LAKES DREDGE & DOCK CORPORATION	$10,295	$(34,361)	$(2,695)

Basic earnings per share attributable to income from continuing operations	$0.35	$0.33	$0.11
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.17)	(0.91)	(0.15)

Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.18	$(0.58)	$(0.04)
Basic weighted average shares	59,938	59,495	59,195
Diluted earnings per share attributable to income from continuing operations	$0.34	$0.33	$0.11
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.17)	(0.90)	(0.15)

Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$0.17	$(0.57)	$(0.04)
Diluted weighted average shares	60,522	60,101	59,673

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	2014	2013	2012
Net income (loss)	$10,295	$(34,993)	$(3,340)
Currency translation adjustment—net of tax (1)	(62)	(397)	(6)
Net unrealized (gain) loss on derivatives—net of tax (2)	(199)	304	(377)

Other comprehensive loss—net of tax	(261)	(93)	(383)

Comprehensive income (loss)	10,034	(35,086)	(3,723)
Comprehensive loss attributable to noncontrolling interests	—	632	645

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$10,034	$(34,454)	$(3,078)

(1)	Net of income tax (provision) benefit of $41, $261 and $(7) for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	Net of income tax (provision) benefit of $(132), $204 and $(250) for the years ended December 31, 2014, 2013 and 2012, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
BALANCE—January 1, 2012	58,999	$6	$267,918	$24,042	$3	$568	$292,537
							—
Share-based compensation	165	—	3,081	—	—	—	3,081
Vesting of restricted stock units, including impact of shares withheld for taxes	92	—	(231)	—	—	—	(231)
Exercise of stock options	103	—	461	—	—	—	461
Excess income tax benefit from share-based compensation	—	—	189	—	—	—	189
Dividends declared and paid ($0.31 per share)	—	—	—	(18,560)	—	—	(18,560)
Dividend equivalents paid on restricted stock units	—	—	—	(196)	—	—	(196)
Distributions paid to noncontrolling interests	—	—	—		—	(133)	(133)
Net loss	—	—	—	(2,695)	—	(645)	(3,340)
Other comprehensive loss—net of tax	—	—	—	—	(383)	—	(383)

BALANCE—December 31, 2012	59,359	$6	$271,418	$2,591	$(380)	$(210)	$273,425

Share-based compensation	96	—	3,251	—	—	—	3,251
Vesting of restricted stock units, including impact of shares withheld for taxes	75	—	(308)	—	—	—	(308)
Exercise of stock options and purchases from employee stock plans	140	—	668	—	—	—	668
Excess income tax benefit from share-based compensation	—	—	154	—	—	—	154
Distributions paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	(34,361)	—	(632)	(34,993)
Other comprehensive loss—net of tax	—	—	—	—	(93)	—	(93)

BALANCE—December 31, 2013	59,670	$6	$275,183	$(31,770)	$(473)	$(845)	$242,101

Share-based compensation	118	—	2,694	—	—	—	2,694
Vesting of restricted stock units, including impact of shares withheld for taxes	111	—	(497)	—	—	—	(497)
Exercise of stock options and purchases from employee stock purchase plan	271	—	1,568	—	—	—	1,568
Excess income tax benefit from share-based compensation	—	—	206	—	—	—	206
Purchase of noncontrolling interests	—	—	(988)	—	—	845	(143)
Net income	—	—	—	10,295	—	—	10,295
Other comprehensive loss—net of tax	—	—	—	—	(261)	—	(261)

BALANCE—December 31, 2014	60,170	$6	$278,166	$(21,475)	$(734)	$—	$255,963

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	2014	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$10,295	$(34,993)	$(3,340)
Loss from discontinued operations, net of income taxes	(10,423)	(54,850)	(9,635)

Income from continuing operations	20,718	19,857	6,295
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	50,129	46,622	37,430
Equity in earnings of joint ventures	(2,895)	(1,208)	(124)
Cash distributions from joint ventures	19,955	—	—
Deferred income taxes	(14,504)	(304)	4,471
(Gain) loss on dispositions of property and equipment	732	(5,773)	(198)
Gain on adjustment of contingent earnout	(1,086)	—	(240)
Amortization of deferred financing fees	1,453	1,153	1,245
Gain on bargain purchase acquisition	(2,197)	—	—
Unrealized foreign currency (gain) loss	593	(179)	208
Unrealized net loss from mark-to-market valuations of derivatives	3,029	—	—
Share-based compensation expense	2,694	3,251	3,081
Excess income tax benefit from share-based compensation	(206)	(154)	(189)
Changes in assets and liabilities:
Accounts receivable	11,012	36,260	(17,795)
Contract revenues in excess of billings	(5,677)	(17,142)	(29,661)
Inventories	120	(5,144)	(2,603)
Prepaid expenses and other current assets	1,780	(10,124)	(1,444)
Accounts payable and accrued expenses	(14,113)	22,622	20,253
Billings in excess of contract revenues	(2,624)	(2,900)	(1,177)
Other noncurrent assets and liabilities	(1,759)	(490)	184

Net cash flows provided by operating activities of continuing operations	67,154	86,347	19,736
Net cash flows used in by operating activities of discontinued operations	(18,352)	(11,524)	(21,596)

Cash provided by (used in) operating activities	48,802	74,823	(1,860)

INVESTING ACTIVITIES:
Purchases of property and equipment	(91,910)	(66,654)	(60,516)
Proceeds from dispositions of property and equipment	68	6,953	597
Proceeds from (payments on) vendor performance obligations (Note 13)	(3,100)	13,600	—
Payments for acquisitions of businesses, net of cash acquired	(27,048)	—	(2,000)

Net cash flows used in investing activities of continuing operations	(121,990)	(46,101)	(61,919)
Net cash flows provided by (used in) investing activities of discontinued operations	5,275	(153)	(1,524)

Cash used in investing activities	(116,715)	(46,254)	(63,443)

	2014	2013	2012
FINANCING ACTIVITIES:
Proceeds from term loan facility	47,360	—	—
Repayments of term loan facility	(417)
Proceeds from issuance of 7 3/8% senior notes	24,880	—	—
Deferred financing fees	(2,532)	—	(2,039)
Repayment of long term note payable	—	(13,047)	(2,500)
Distributions paid to minority interests	—	(3)	(133)
Dividends paid	—	—	(18,560)
Dividend equivalents paid on restricted stock units	—	—	(196)
Taxes paid on settlement of vested share awards	(497)	(308)	(231)
Purchase of noncontrolling interest	(205)
Repayments of equipment debt	(235)	—	—
Exercise of stock options and purchases from employee stock plans	1,568	668	461
Excess income tax benefit from share-based compensation	206	154	189
Borrowings under revolving loans	236,500	227,000	—
Repayments of revolving loans	(271,500)	(192,000)	—

Cash provided by (used in) financing activities of continuing operations	35,128	22,464	(23,009)
Cash used in financing activities of discontinued operations	—	—	(543)

Cash provided by (used in) financing activities	35,128	22,464	(23,552)
Effect of foreign currency exchange rates on cash and cash equivalents	(164)	(135)	7

Net increase (decrease) in cash and cash equivalents	(32,949)	50,898	(88,848)
Cash and cash equivalents at beginning of period	75,338	24,440	113,288

Cash and cash equivalents at end of period	$42,389	$75,338	24,440

Supplemental Cash Flow Information
Cash paid for interest	$18,901	$20,083	$19,462

Cash paid (refunded) for income taxes	$(10,544)	$1,793	$(4,859)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$10,316	$3,552	$7,747

Property and equipment purchased on capital leases and equipment notes	$3,665	$—	$—

Purchase price of Magnus assets comprised of promissory notes and other liabilities	$16,210	$—	$—

Purchase price of Terra assets comprised of promissory notes and other liabilities	$—	$—	$23,798

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2014 AND 2013 AND FOR THE

YEARS ENDED December 31, 2014, 2013 AND 2012

(In thousands, except per share amounts or as otherwise noted)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) are in the business of marine construction, primarily dredging, and specialty contracting which primarily offer soil, water and sediment environmental remediation services. The Company’s primary dredging customers are domestic and foreign government agencies, as well as private entities, and its primary environmental & remediation customers are general contractors, corporations, environmental engineering and construction firms that commission projects and local government and municipal agencies.

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

For some environmental & remediation contracts, the Company is a 50% partner in multiple construction joint venture. The joint venture agreements provide that the Company’s interests in any profits and assets and respective share in any losses and liabilities that may result from the performance of such contracts are limited to the Company’s stated percentage partnership interest in the project. The joint venture provides that each partner will assume and pay its full proportionate share of any losses resulting from the project.

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

Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. No triggering events were identified in 2014 or 2013. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

The Company capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes. There was no build-to-suit equipment capitalized at December 31, 2014.

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

Hedging Instruments—At times, the Company designates certain derivative contracts as a cash flow hedge as defined by GAAP. Accordingly, the Company formally documents, at the inception of each hedge, all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to highly-probable forecasted transactions.

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

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries where the operations are primarily denominated in the foreign currency are translated into U.S. dollars for reporting. Balance sheet accounts are translated at the current foreign exchange rate at the end of each period and income statement accounts are translated at the average foreign exchange rate for each period. Gains and losses on foreign currency translations are reflected as a currency translation adjustment, net of tax, in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other income (expense).

Noncontrolling Interest—On January 1, 2009 the Company acquired a 65% interest in Yankee Environmental Services, LLC (“Yankee”). On April 23, 2014, the Company entered into and completed the sale of NASDI, LLC and Yankee, its two former subsidiaries that comprised the historical demolition business. As a result of the sale, the Company purchased the noncontrolling interest related to the membership interest the Company did not own in Yankee. Noncontrolling interest at December 31, 2013 is related to the membership interest the Company did not own in Yankee.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, which will be our first quarter of fiscal 2017. Early adoption is not permitted. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the year ended December 31, 2014, 540 shares of stock options (“NQSO”) and restricted stock units (“RSU”) were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive. For the years ended December 31, 2013 and 2012, no shares of NQSOs and RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method.

The computations for basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are as follows:

(shares in thousands)
	2014	2013	2012
Income from continuing operations	$20,718	$19,857	$6,295
Loss on discontinued operations, net of income taxes, attributable to Great Lakes Dredge & Dock Corporation	(10,423)	(54,218)	(8,990)

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	10,295	(34,361)	(2,695)
Weighted-average common shares outstanding—basic	59,938	59,495	59,195
Effect of stock options and restricted stock units	584	606	478

Weighted-average common shares outstanding—diluted	60,522	60,101	59,673

Earnings per share from continuing operations—basic	$0.35	$0.33	$0.11
Earnings per share from continuing operations—diluted	$0.34	$0.33	$0.11

3. RESTRICTED AND ESCROWED CASH

At December 31, 2014 and 2013, other noncurrent assets include $1,500 of cash held in escrow as security for the Company’s lease rental obligation under a long-term equipment operating lease.

At December 31, 2014, other current assets include $2,314 of cash held in escrow related to an outstanding lawsuit at our historical demolition business. This same balance was classified as assets held for sale at December 31, 2013.

At December 31, 2013 the Company held cash and cash equivalents of $2,750 in an escrow account related to its sale of a vessel included in other noncurrent assets.

4. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable at December 31, 2014 and 2013 are as follows:

	2014	2013
Completed contracts	$15,342	$17,361
Contracts in progress	72,459	62,177
Retainage	27,371	18,506

	115,172	98,044
Allowance for doubtful accounts	(578)	(1,529)

Total accounts receivable—net	$114,594	$96,515

Current portion of accounts receivable—net	$113,188	$96,515
Long-term accounts receivable and retainage	1,406	—

Total accounts receivable—net	$114,594	$96,515

The components of contracts in progress at December 31, 2014 and 2013 are as follows:

	2014	2013
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$833,368	$435,470
Amounts billed	(759,877)	(370,730)

Costs and earnings in excess of billings for contracts in progress	73,491	64,740
Costs and earnings in excess of billings for completed contracts	9,066	2,692

Total contract revenues in excess of billings	$82,557	$67,432

Billings in excess of costs and earnings:
Amounts billed	$(181,698)	$(156,794)
Costs and earnings for contracts in progress	177,059	150,040

Total billings in excess of contract revenues	$(4,639)	$(6,754)

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014 and 2013 are as follows:

	2014	2013
Land	$9,220	$9,220
Buildings and improvements	5,729	4,124
Furniture and fixtures	8,863	6,477
Operating equipment	698,977	602,395

Total property and equipment	722,789	622,216

Accumulated depreciation	(323,344)	(276,595)

Property and equipment—net	$399,445	$345,620

No assets were classified as held for sale at December 31, 2014. Operating equipment of $1,704 was classified as held for sale at December 31, 2013.

Depreciation expense was $48,569, $45,531 and $37,249, for the years ended December 31, 2014, 2013 and 2012, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s annual goodwill impairment test is conducted in the third quarter of each year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of goodwill below its carrying value. The Company performed its most recent annual test of impairment as of July 1, 2014 with no indication of goodwill impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2015 should no triggering events occur which would require a test prior to the next annual test.

The change in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 is as follows:

	Dredging Segment	Environmental & Remediation Segment	Total
Balance—January 1, 2013	$76,575	$2,751	$79,326

Balance—December 31, 2013	76,575	2,751	79,326
Acquisition of Magnus Pacific	—	7,000	7,000

Balance—December 31, 2014	$76,575	$9,751	$86,326

At December 31, 2014 and 2013, the net book value of identifiable intangible assets was as follows:

As of December 31, 2014	Cost	Accumulated Amortization	Net
Non-compete agreements	$3,085	$940	$2,145
Customer relationships	51	34	17
Acquired backlog	6,278	1,395	4,883
Trade names	1,037	185	852
Other	1,306	240	1,066

	$11,757	$2,794	$8,963

As of December 31, 2013
Non-compete agreements	$1,646	$544	$1,102
Acquired backlog	627	502	125
Trade names	411	82	329
Other	526	106	420

	$3,210	$1,234	$1,976

On November 4, 2014, the Company acquired the assets of Magnus Pacific Corporation resulting in recognition of additional intangible assets and goodwill. The weighted average amortization period for intangible assets acquired in 2014 is 2.07 years.

Amortization expense was $1,560, $1,091 and $181, for the years ended December 31, 2014, 2013 and 2012, respectively, and is included as a component of general and administrative expenses. Amortization expense related to intangible assets is estimated to be $6,055 in 2015, $1,045 in 2016, $1,045 in 2017, $579 in 2018 and $238 in 2019.

7. ACCRUED EXPENSES

Accrued expenses at December 31, 2014 and 2013 are as follows:

	2014	2013
Insurance	$16,778	$8,649
Accumulated deficit in joint venture	10,383	—
Payroll and employee benefits	8,808	13,664
Interest	8,270	8,066
Income and other taxes	5,857	3,709
Fuel hedge contracts	3,029	—
Percentage of completion adjustment	1,870	2,135
Other	15,046	2,308

Total accrued expenses	$70,041	$38,531

8. LONG-TERM DEBT

Long-term debt at December 31, 2014 and 2013 is as follows:

	2014	2013
Revolving credit facility	$—	$35,000
Equipment notes payable	2,857	—
Notes payable	54,620	—
7.375% senior notes	274,880	250,000

Subtotal	332,357	285,000
Current portion of equipment note payable	(736)	—
Current portion of note payable	(5,123)	—
Capital leases (included in other long term liabilities)	(2,121)	—

Total	$324,377	$285,000

Credit agreement

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, as subsequently amended, provides for a senior revolving credit facility in an aggregate principal amount of up to $210,000, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15,000. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions. The Credit Agreement is collateralized by a substantial portion of the Company’s operating equipment with a net book value at December 31, 2014 of $162,037.

On September 15, 2014, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement which exercised a portion of the incremental loans feature of the Credit Agreement that allowed the Company to increase the aggregate revolving commitment. The Fifth Amendment further amended the Credit Agreement so that the Credit Agreement will remain secured and collateralized by perfected liens on certain of the Company’s vessels and its domestic accounts receivable, subject to permitted liens and prior interests of other parties. In addition, Zurich American Insurance Company, the Company’s surety provider, secured permitted second mortgages on the same vessels securing the obligations under the Credit Agreement.

On November 4, 2014, the Company entered into the sixth amendment (“Sixth Amendment”) to the Credit Agreement permitting the entrance into the Term Loan Facility (as defined below) and incurrence of liens securing the Term Loan Facility, subject to certain restrictions and conditions; permit voluntary prepayments of the Term Loan Facility so long as, after giving effect to any such voluntary prepayment, the Company’s total leverage ratio is less than or equal to 3.00 to 1.00 and its fixed charge coverage ratio is greater than or equal to 1.25 to 1.00; permit the acquisition of Magnus Pacific Corporation (See Note 16) without diminishing the amount currently available under the Credit Agreement for additional “Permitted Acquisitions” (as defined in the Credit Agreement); exclude the potential earnout obligation of the Company in connection with the acquisition of Magnus Pacific Corporation of up to $11.4 million from “Indebtedness” (as defined in the Credit Agreement) and the total leverage ratio under the Credit Agreement; and permit the issuance of up to an additional $50 million in aggregate principal amount of the Company’s currently outstanding 7.375% senior notes due 2019.

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the amended revolving credit facility will bear interest at the option of the Company at either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

The amended credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. The Credit Agreement requires the Company to maintain a net leverage ratio less than or equal to 4.50 to 1.00 as of the end of each fiscal quarter and a minimum fixed charge coverage ratio of 1.25 to 1.00. The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. As of December 31, 2014, the Company had no borrowings and $159,913 of letters of credit outstanding, resulting in $50,087 of availability under the Credit Agreement. At December 31, 2014, the Company was in compliance with its various financial covenants under its Credit Agreement.

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

Term loan facility

On November 4, 2014, the Company entered into a new senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50,000 (the “Term Loan Facility”) pursuant to a Loan and Security Agreement (the “Loan Agreement”) by and among, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. Pursuant to the term loan, the Company borrowed an aggregate principal amount of $47,360. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge.

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

The Loan Agreement includes customary representations, affirmative and negative covenants and events of default for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement. The Term Loan Facility is collateralized by a portion of the Company’s operating equipment with a net book value at December 31, 2014 of $50,572.

Senior notes

The Company has outstanding $275,000 of 7.375% senior notes due February 2019. In January 2011, the Company issued $250,000 of senior notes and in November 2014 added $25,000 of senior notes. The total balance outstanding for all senior notes at December 31, 2014 was $274,879, based on the discounted issuance of the November 2014 notes. As of February 1, 2015, there is an optional redemption on all notes. The redemption prices are 103.7% in 2015, 101.8% in 2016 and 100% in any year following, until the notes mature in 2019. Interest is paid semi-annually and principal is due at maturity.

Other

In conjunction with the acquisition of Magnus Pacific Corporation (See Note 16), the Company issued a secured promissory note with a fair market value of $8,100 to the former owners of Magnus which had terms that could reduce the amount owed based on minimum EBITDA expectations for 2014. The Promissory Note fair value decreased by $1,086 based on adjustments made that have impacted the final Magnus full year pro forma EBITDA in 2014. The secured promissory note accrues interest at a rate of 5% per annum and is due in equal installments on January 1, 2017 and 2018.

The scheduled principal payments through the maturity date of the Company’s long-term debt, excluding equipment notes and capital leases, at December 31, 2014, are as follows:

Years Ending December 31
2015	$5,000
2016	5,417
2017	13,772
2018	13,980
2019	291,318
Thereafter	—

Total	$329,487

The Company incurred amortization of deferred financing fees for its long term debt of $1,453, $1,153 and $1,245 for each of the years ended December 31, 2014, 2013 and 2012. Such amortization is recorded as a component of interest expense.

9. FAIR VALUE MEASUREMENTS

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At times, the Company holds certain derivative contracts that it uses to manage foreign currency risk, commodity price risk or interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$3,029	$—	$3,029	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$332	$—	$332	$—

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

Foreign exchange contracts

The Company has various exposures to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At December 31, 2014 and 2013 there were no outstanding contracts.

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

As of December 31, 2014, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2015. As of December 31, 2014, there were 4.9 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through September 2015. Under these swap agreements, the Company will pay fixed prices ranging from $2.08 to $3.01 per gallon.

At December 31, 2014, the fair value liability of the fuel hedge contracts was estimated to be $3,029 and is recorded in accrued expenses. At December 31, 2013, the fair value asset of the fuel hedge contracts was estimated to be $332 and was recorded in other current assets. The gain reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2014 was $332. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of December 31, 2014 and 2013 is as follows:

	Balance Sheet Location	Fair Value at December 31,
		2014	2013
Asset derivatives:
Derivatives designated as hedges
Fuel hedge contracts	Other current assets	$—	$332

Liability derivatives:
Derivatives not designated as hedges
Fuel hedge contracts	Accrued expenses	$3,029	$—

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive loss are as follows:

	2014	2013	2012
Cumulative translation adjustments—net of tax	$(62)	$(397)	$(6)
Derivatives:
Reclassification of derivative losses (gains) to earnings—net of tax	(332)	270	3
Change in fair value of derivatives—net of tax	133	34	(380)

Net unrealized (gain) loss on derivatives—net of tax	(199)	304	(377)

Total other comprehensive loss	$(261)	$(93)	$(383)

Adjustments reclassified from accumulated balances of other comprehensive loss to earnings are as follows:

	Statement of Operations Location	2014	2013	2012
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(286)	$450	$5
	Income tax benefit	46	180	2

		$(332)	$270	$3

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. The Company entered into a senior secured term loan facility in November 2014 that approximates fair value based upon stable market internal rates and Company credit ratings from inception to year end.

10. INCOME TAXES

The Company’s income tax (provision) benefit from continuing and discontinued operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Income tax (provision) benefit from continuing operations	$11,530	$(10,460)	$(5,419)
Income tax benefit from discontinued operations	8,744	19,116	7,490

Income tax (provision) benefit	$20,274	$8,656	$2,071

The Company’s pre- tax income (loss) from domestic and foreign continuing operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Domestic operations	$(20,823)	$23,716	$15,884
Foreign operations	30,011	6,601	(4,170)

Total pre-tax income	$9,188	$30,317	$11,714

The provision (benefit) for income taxes from continuing operations as of December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal:
Current	$(174)	$8,384	$859
Deferred	(9,531)	2,107	1,948
State:
Current	277	439	156
Deferred	(3,577)	(326)	481
Foreign:
Current	1,475	1,831	—
Deferred	—	(1,975)	1,975

Total	$(11,530)	$10,460	$5,419

The Company’s income tax provision from continuing operations reconciles to the provision at the statutory U.S. federal income tax rate of 35% for the years ended December 31, 2014, 2013 and 2012 as follows:

	2014	2013	2012
Tax provision at statutory U.S. federal income tax rate	$3,214	$10,611	$4,100
State income tax—net of federal income tax benefit	(2,726)	500	245
Worthless stock deduction	(9,631)	—	—
Charitable contributions	(1,764)	—	—
Adjustment to deferred tax depreciation	(1,670)	—	—
Change in deferred state tax rate	(811)	—	246
Research and development tax credits	(691)	—	—
Purchase price adjustment	(393)	—	—
Foreign income tax provision	—	238	—
Changes in unrecognized tax benefits	127	(196)	(137)
Changes in valuation allowance	2,246	(500)	228
Other	569	(193)	737

Income tax provision (benefit)	$(11,530)	$10,460	$5,419

During the fourth quarter of 2014, the Company liquidated one of its domestic subsidiaries which allowed it to claim a worthless stock deduction on its federal income tax return. The Company recorded an income tax benefit of $9,631 related to the worthless stock deduction. The Company utilized part of the benefit to offset current year income and will carry forward the remainder as a net operating loss to offset future income. Accordingly, this benefit is characterized as a component of our continuing operations.

In 2014, an entity 50% owned by the Company sold property to a third party and as part of the transaction donated adjacent property to a municipality. The fair market value of the donated property in excess of cost resulted in a benefit of $1,764 to the Company in 2014.

At December 31, 2014 and 2013, the Company had loss carryforwards for federal income tax purposes of $55,328 and $10,443 respectively, which expire between 2034 and 2035.

At December 31, 2014 and 2013, the Company had gross net operating loss carryforwards for state income tax purposes totaling $105,458 and $37,537, respectively, which expire between 2023 and 2034.

The Company also has foreign gross net operating loss carryforwards of approximately $13,039 and $7,194 as of December 31, 2014 and 2013, which expire between 2015 and 2034. At December 31, 2014 and 2013, a full valuation allowance has been established for the deferred tax asset of $4,334 and $2,505 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

As of December 31, 2014 and 2013, the Company had $442 and $253, respectively, in unrecognized tax benefits, the recognition of which would have an impact of $287 and $164 on the effective tax rate.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2014	2013	2012
Unrecognized tax benefits—January 1	$253	$471	$633
Gross increases—tax positions in prior period	—	—	79
Gross increases—current period tax positions	270	42	80
Gross decreases—expirations	(65)	(201)	(321)
Gross decreases—tax positions in prior period	(16)	(59)	—

Unrecognized tax benefits—December 31,	$442	$253	$471

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2013, the Company had approximately $24 and $18, respectively, of interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2011 are closed and no longer subject to examination. The Company’s 2011 and 2012 U.S. federal income tax returns are currently under examination by the Internal Revenue Service. At this time, no material adjustments are expected to result from the examinations. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2010. In foreign jurisdictions in which the Company operates, years prior to 2011 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Accrued liabilities	$13,288	$9,427
Federal NOLs	19,365	—
Foreign NOLs	4,334	2,505
State NOLs	4,752	1,599
Tax credit carryforwards	4,651	2,486
Charitable contribution carryforward	1,764	—
Valuation allowance	(6,579)	(2,505)

Total deferred tax assets	41,575	13,512

Deferred tax liabilities:
Depreciation and amortization	(117,286)	(115,542)
Other liabilities	(1,811)	—
Fuel hedges	—	(132)

Total deferred tax liabilities	(119,097)	(115,674)

Net deferred tax liabilities	$(77,522)	(102,162)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$14,485	6,349
Net noncurrent deferred tax liabilities	(92,007)	(108,511)

Net deferred tax liabilities	$(77,522)	(102,162)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. With the exception of certain state and foreign net operating loss carryforwards, a valuation allowance has not been recorded to reduce the balance of deferred tax assets at either December 31, 2014, or December 31, 2013, because the Company believes that it is more likely than not that the deferred income tax assets will ultimately be realized.

11. SHARE-BASED COMPENSATION

The Company’s 2007 Long-Term Incentive Plan (“Incentive Plan”) permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5,800 shares of common stock. The Company also issues share-based compensation as inducement awards to new employees upon approval of the Board of Directors.

Compensation cost charged to expense related to share-based compensation arrangements was $2,694, $3,251 and $3,081, for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. For grants issued in 2014, 2013 and 2012, the volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $4.23, $4.06 and $2.93 respectively. The fair value of each option was estimated using the following assumptions:

	2014	2013	2012
Expected volatility	53.9%	58.2%	55.0%
Expected dividends	0.0%	0.0%	1.3%
Expected term (in years)	7.0	6.0	5.5 - 6.5
Risk free rate	1.9%	1.0%	0.7% - 1.0%

A summary of stock option activity under the Incentive Plan as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000’s)
Outstanding as of January 1, 2014	1,912	$6.00
Granted	337	7.62
Exercised	(142)	5.47
Forfeited or Expired	(218)	6.15

Outstanding as of December 31, 2014	1,889	$6.31	6.8	$4,255

Vested at December 31, 2014	1,204	$5.70	5.8	$3,446
Vested or expected to vest at December 31, 2014	1,882	$6.30	6.8	$4,246

Restricted stock units

RSUs generally vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant- Date Fair Value
Outstanding as of January 1, 2014	591	$6.43
Granted	1,741 (1)	6.89
Vested	(174)	5.43
Forfeited	(95)	6.29

Outstanding as of December 31, 2014	2,063	$6.91

Expected to vest at December 31, 2014	925	$7.07

(1)	Includes restricted stock unit awards of 1,500 shares issued in the Magnus acquisition (See Note 16)

As of December 31, 2014, there was $6,480 of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $497 and $308 for the years ended December 31, 2014 and 2013, respectively.

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

In the years ended December 31, 2014, 2013 and 2012, 99 thousand, 96 thousand and 93 thousand shares, respectively, of the Company’s common stock were issued to non-employee directors under the Incentive Plan.

12. RETIREMENT PLANS

The Company sponsors four 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”), a third plan specifically for its employees that are members of a tugboat union and a fourth for the salary and non-union employees of certain subsidiaries (“Affiliated Plan”). Under the Salaried Plan, the Hourly Plan and the Affiliated Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan and Affiliated Plan also includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2014, 2013 and 2012, was $5,256, $5,123 and $4,017, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2014, 2013 and 2012, the Company contributed $4,383, $3,870 and $3,447 respectively to all of the multiemployer plans that provide pension benefits in our continuing operations. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contribution to these plans were less than 5% of each such plan’s total contributions.

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

13. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2014, the Company had outstanding performance bonds with a notional amount of approximately $1,049,311, of which $49,048 relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $357,409.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project.

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

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. These three actions were consolidated and recaptioned In re Great Lakes Dredge & Dock Corporation Securities Litigation, Case No. 1:13-cv-02115, on June 10, 2013. The

plaintiffs filed an amended class action complaint on August 9, 2013, which the defendants moved to dismiss on October 8, 2013. After briefing and oral argument by the parties, the court entered an order on October 21, 2014 denying that motion to dismiss. The parties have reached an agreement in principle to settle this action. Once finalized, the settlement will be presented to the court for preliminary approval. The settlement is expected to be paid by insurance.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013 and was voluntarily dismissed on June 10, 2013. A third, similar lawsuit captioned St. Lucie County Fire District Firefighters Pension Trust Fund v. Leight et al., Case No. 13 CH 15483, was filed in Cook County Circuit Court in Illinois on July 8, 2013, and has since been transferred to DuPage County Circuit Court and consolidated with the Hammoud action. The Hammoud/St. Lucie plaintiffs have filed a consolidated amended complaint on December 9, 2013, but the action was otherwise stayed pending a ruling on the motion to dismiss the securities class action. A fourth, similar lawsuit (that additionally named one current and one former executive as defendants) captioned Griffin v. Berger et al., Case No. 1:13-cv-04907, was filed in the Northern District of Illinois on July 9, 2013. The Griffin action was also stayed pending a ruling on the motion to dismiss the securities class action. The parties have reached an agreement in principle to settle the pending actions. Once finalized, the settlement will be presented to the DuPage County Circuit Court for preliminary approval. The settlement is expected to be paid by insurance.

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately owned demolition company. Under the terms of the divestiture, the Company retained certain pre-closing liabilities relating to the disposed business. Certain of these liabilities and a legal action brought by the Company to enforce the buyer’s obligations under the sale agreement are described below.

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

On January 14, 2015, the Company and our subsidiary, NASDI Holdings, LLC, brought an action in the Delaware Court of Chancery to enforce the terms of the Company’s agreement to sell NASDI and Yankee. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close. The Company seeks specific performance of buyer’s obligation to collect and to remit the additional proceeds, and other related relief. Defendants have filed counterclaims alleging that the Company misrepresented the quality of its contracts and receivables prior to the sale. The Company denies defendants’ allegations and intends to vigorously defend against the counterclaims.

In 2012, the Company contracted with a shipyard to perform the functional design drawings, detailed design drawings and follow on construction of a new Articulated Tug & Barge (“ATB”) Trailing Suction Hopper Dredge. In April 2013, the Company terminated the contract with the shipyard for default and the counterparty sent the Company a notice requesting arbitration under the contract with respect to the Company’s termination for default, including but not limited to the Company’s right to draw on letters of credit that had been issued by the shipyard as financial security required by the contract. In May 2013, the Company drew upon the shipyard’s letters of credit related to the contract and received $13,600. Arbitration proceedings were initiated. In January 2014, the Company and the shipyard executed a settlement agreement pursuant to which the Company retained $10,500 of the proceeds of the financial security and remitted $3,100 of those funds to the shipyard, all other claims were released, and the arbitration was dismissed with prejudice.

The Company has not accrued any amounts with respect to the above matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2023. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Future minimum operating lease payments at December 31, 2014, are as follows:

2015	$23,616
2016	22,069
2017	19,441
2018	11,225
2019	8,384
Thereafter	16,009

Total minimum operating lease payments	$100,744

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2014, 2013 and 2012 was $25,318, $21,620 and $18,370, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

14. INVESTMENTS

Amboy Aggregates

The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates (“Amboy”). Amboy was formed in December 1984 to mine sand from the entrance channel to New York Harbor to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy sold its interest in a stone import business and its holdings in land during 2014 and is winding down operations. The land owned in conjunction with Lower Main Street Development, LLC (“Lower Main”) was sold for a combined gain of $29,729.

The Company accounts for this investment under the equity method. The following is summarized financial information for this entity:

		(Unaudited)	(Unaudited)
	2014	2013	2012
Revenue	$13,784	$24,399	$18,971
Gross profit	(118)	4,142	827
Income from continuing operations	11,326	2,329	(281)
Net Income	9,527	3,998	227

Lower Main Street Development

The Company and a New Jersey aggregates company each own 50% of Lower Main. Lower Main was organized in February 2003 to hold land for development or sale. This land owned in conjunction with Amboy Aggregates was sold in 2014.

The Company accounts for this investment under the equity method. The following is summarized financial information for this entity:

		(Unaudited)	(Unaudited)
	2014	2013	2012
Revenue	$180	$180	$180
Gross profit	180	180	180
Net Income	14,803	175	88

TerraSea Environmental Solutions

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At December 31, 2014 and 2013, the Company has net advances to TerraSea of $22,898 and $7,129, respectively, which are recorded in other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $10,383 at December 31, 2014 which is presented in accrued expenses and $866 at December 31, 2013 which is presented in investment in joint ventures. The Company has commenced the winddown of TerraSea with its joint venture partner. The Company believes its net advances to TerraSea are ultimately recoverable either through the operations of the joint venture or as an obligation of our joint venture partner. To the extent that advances are not fully recoverable, additional losses may result in future periods. The Company and its joint venture partner remain obligated to fund TerraSea through the completion of its remaining project, which is expected to occur in 2015.

The Company accounts for this investment under the equity method. The following is summarized financial information for this entity:

		(Unaudited)	(Unaudited)
	2014	2013	2012
Revenue	$11,278	$7,368	$325
Gross profit	(19,153)	(956)	318
Net Income (loss)	(19,856)	(956)	19

15. RELATED-PARTY TRANSACTIONS

The historical demolition business was operated out of a building owned by a former minority interest owner in Yankee and prior to 2011, a profits interest owner in NASDI. In 2014, 2013 and 2012, NASDI and Yankee paid the minority interest owner $375, $449 and $449, respectively, for rent and property taxes. In conjunction with the sale of NASDI and Yankee (See Note 16), the lease was terminated as of October 31, 2014, and the Company also paid $490 in lease termination fees.

In 2013 and 2012, our rivers & lakes group operated out of facilities owned by the former owner of the group. The Company paid $95 and $103 in rent to the building owner during 2013 and 2012, respectively. As the rivers & lakes group relocated to a new facility in late 2013, there were no rents paid in 2014.

Our Terra Contracting business operates out of two facilities owned by the former owner of Terra Contracting, LLC. In 2014 and 2013, the Company paid $243 and $243 for rent on these two properties. As the purchase of Terra Contracting, LLC occurred on December 31, 2012, the Company paid no rents in 2012.

Our Magnus Pacific business operates out of two facilities owned by Magnus Real Estate Group, LLC, which is owned by the formers owners of Magnus Pacific. In 2014, the Company paid rent of $46 for these two properties. As the purchase of Magnus Pacific Corporation occurred in 2014, there were no rents paid in 2013 and 2012.

16. BUSINESS COMBINATIONS AND DISPOSITIONS

Discontinued operations

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, its two former subsidiaries that comprised the historical demolition business. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, and net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims. In the fourth quarter of 2013, the Company recorded a preliminary loss on disposal of assets held for sale in discontinued operations. The loss on disposal is subject to change based on the value of additional proceeds received on the working capital existing at the date of disposition. The amount and timing of the working capital settlement and the amount and timing of the realization of additional net proceeds may be impacted by the litigation with the buyer of the historical demolition business (see Note 13). However, management believes that the ultimate resolution of these matters will not be material to the Company’s consolidated financial position or results of operations.

The results of the businesses have been reported in discontinued operations as follows:

	2014	2013	2012
Revenue	$14,803	$39,550	$100,602
Loss before income taxes from discontinued operations	$(19,167)	$(55,530)	$(17,125)
Loss on disposal of assets held for sale	—	(18,436)	—
Income tax benefit	8,744	19,116	7,490

Loss from discontinued operations, net of income taxes	$(10,423)	$(54,850)	$(9,635)

Magnus Pacific acquisition

On November 4, 2014, the Company acquired Magnus Pacific Corporation, a California corporation, for an aggregate purchase price of approximately $40 million. Magnus Pacific Corporation is engaged in the business of environmental remediation, geotechnical construction, demolition, and sediments and wetlands construction.

Under the terms of the acquisition, the aggregate purchase price is satisfied by payment of $25,000 paid at closing, the issuance of a promissory note and an earnout payment. The original principal amount of the promissory note will be finally determined within 60 days after the 2014 fiscal year end and is expected to approximate $7,544. Payments on the promissory note will be made in two equal installments on January 1, 2017 and January 1, 2018. The promissory note shall bear interest at 5% per annum, which shall begin to accrue on January 1, 2015, and shall continue to accrue until payment of the second installment. In the event Magnus Pacific (“Magnus”) does not achieve minimum earnings before interest, taxes, depreciation and amortization, as adjusted in the 2015 fiscal year, the principal amount of the promissory note will be reduced. The promissory note also is subject to reduction based on certain indemnification obligations of the shareholders under the acquisition agreement. The maximum potential aggregate earnout payment is $11,400 and will be determined based on the attainment of combined Adjusted EBITDA targets of Magnus and Terra Contracting Services, LLC (“Terra”), a wholly-owned subsidiary of the Company for the year ending December 31, 2019. The Earnout Payment may be paid in cash or shares of the Company’s common stock, at the Company’s option. At December 31, 2014 the fair value of the recorded earnout liability was $8,024, which is recorded in other liabilities.

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed using estimated fair values as of the acquisition date. Tangible assets acquired of $57,303 primarily were receivables and contract revenues in excess of billings of $41,067 and property and equipment of $11,573. Finite-lived intangible assets acquired of $8,422 were primarily related to acquired backlog and also include a non-compete agreement, patents and trade names. The acquired backlog is being amortized on a straight-line basis over one year while all other finite-lived intangible assets are being amortized on a straight-line basis over five years. Liabilities assumed of $27,586, includes primarily $20,732 of accounts payable. Goodwill of $7,000 represents the excess of cost over the fair value of the net tangible and intangible assets acquired and is included in the environmental & remediation segment.

Concurrent with the closing of the acquisition of Magnus Pacific Corporation, the Company granted restricted stock unit awards to the shareholders representing the right to receive, in aggregate, up to 1,500 shares of Great Lakes’ common stock. Each award vests on March 31, 2020, subject to the applicable employee’s continuous employment with Great Lakes through such date and satisfaction of certain business milestones.

As the acquisition took place on November 4, 2014, no income or earnings of Magnus were included in the consolidated statement of operations of the Company for the periods ended December 31, 2013 or 2012.

The following unaudited pro forma financial information present the consolidated results of operations of the Company as they may have appeared had the acquisition described above occurred as of January 1, 2013 for purposes of the unaudited pro forma consolidated statements of operations.

The unaudited pro forma consolidated financial information are provided for illustrative purposes only and do not purport to present what the actual results of operations would have been had the transaction actually occurred on the date indicated, nor does it purport to represent results of operations for any future period. The information does not reflect any cost savings or benefits that may be obtained through synergies among the operations of the Company.

	2014	2013
	(Unaudited)
Revenue as reported	$806,831	$731,418
Revenue of purchased businesses for the period prior to the acquisition adjustments	106,723	87,943

Pro forma revenue	$913,554	$819,361

Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$10,295	$(34,361)
Net income of Magnus including net income prior to acquisition and pro forma acquisition accounting adjustments	6,328	1,069

Pro forma net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$16,623	$(33,292)

The pro forma adjustments to net income represent amortization of intangibles established in purchase accounting, interest on the debt used to purchase Magnus and taxes on net income at the Company’s effective tax rate, all applied to the period prior to acquisition.

Terra Contracting acquisition

On December 31, 2012, the Company acquired the assets including certain assumed liabilities of Terra Contracting, LLC, a provider of a wide variety of essential services for environmental, maintenance and infrastructure-related applications headquartered in Kalamazoo, MI, for a purchase price of approximately $26 million. The Terra acquisition broadened the Company’s environmental & remediation segment with additional services and expertise as well as expanded its footprint in the Midwest. The seller may receive cash payments for any of the calendar years ended 2013, 2014 and 2015 if certain earnings based criteria are met. Per the purchase agreement, for each calendar year, the earnout payment amount shall be equal to (i) 25% of the amount, up to $500, by which EBITDA exceeds $4,000 plus (ii) 50% of the amount by which EBITDA exceeds $4,500; provided, that in no event shall seller receive an amount more than $2,000. At December 31, 2014, the fair value of the recorded earnout liability was $1,541 and is recorded in accrued liabilities. At December 31, 2013, the fair value of the recorded earnout liabilities was $1,833 of which $725 is recorded in accrued liabilities and $1,108 is recorded in other liabilities. After assuming the seller’s indebtedness, the acquisition was funded with a seller note of $10,547 and future contingent consideration. In addition, $2,000 of cash was placed in escrow pursuant to the indemnification clauses in the purchase agreement. The balance of the note was paid in January 2013.

The purchase price has been allocated to the assets acquired and liabilities assumed using estimated fair values as of the acquisition date. Tangible assets acquired of $27 million primarily were receivables of $14.6 million and property, plant, and equipment of $11.3 million. Finite-lived intangible assets acquired of $2.7 million were primarily related to a non-compete agreement and also included acquired backlog, patents and trade names. The acquired backlog was amortized on a straight-line basis over one year while all other finite-lived intangible assets are being amortized on a straight-line basis over five years. Liabilities assumed of $18.3 million, includes primarily $17.5 million of accounts payable. Goodwill of $2.8 million represents the excess of cost over the fair value of the net tangible and intangible assets acquired.

As the acquisition took place on December 31, 2012, no income or earnings of Terra were included in the consolidated statement of operations of the Company for the period ended December 31, 2012.

Other

The Company recorded a $2,197 noncash bargain purchase gain on a small asset acquisition in 2014.

17. SEGMENT INFORMATION

The Company and its subsidiaries currently operate in two reportable segments: dredging and environmental & remediation. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for 2014, 2013 and 2012, is provided as follows:

	2014	2013	2012
Dredging:
Contract revenues	$697,711	$642,602	$588,229
Operating income	41,620	54,683	32,947
Depreciation and amortization	43,620	44,118	37,279
Total assets	815,683	821,253	757,666
Property and equipment—net	366,027	330,689	323,082
Goodwill	76,576	76,575	76,575
Investment in joint ventures	2,114	8,256	7,047
Capital expenditures	79,186	57,902	64,598
Environmental & remediation:
Contract revenues	114,412	94,840	201
Operating loss	(17,767)	(3,282)	(314)
Depreciation and amortization	6,509	2,504	150
Total assets	77,551	31,392	68,802
Property and equipment—net	33,418	14,931	12,427
Goodwill	9,750	2,751	2,751
Investment in joint ventures	5,775	—	—
Capital expenditures	12,892	4,100	—
Intersegment:
Contract revenues	(5,292)	(6,024)	—
Total:
Contract revenues	806,831	731,418	588,430
Operating income	23,853	51,401	32,633
Depreciation and amortization	50,129	46,622	37,430
Total assets	893,234	852,645	826,468
Property and equipment—net	399,445	345,620	335,509
Goodwill	86,326	79,326	79,326
Investment in joint ventures	7,889	8,256	7,047
Capital expenditures	92,078	62,002	64,598

The Company classifies the revenue related to its dredging projects into the following types of work:

	2014	2013	2012
Capital dredging—U.S.	$195,635	$153,781	$175,317
Capital dredging—foreign	155,000	138,436	112,242
Coastal protection dredging	194,219	228,868	126,873
Maintenance dredging	123,923	90,833	137,924
Rivers & lakes	28,934	30,684	35,873

Total dredging	$697,711	$642,602	$588,229

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2014, 2013, and 2012, as follows:

	2014	2013	2012
Contract revenues	$155,000	$138,436	$112,242
Costs of contract revenues	(118,682)	(117,029)	(104,038)

Gross profit	$36,318	$21,407	$8,204

In 2014 and 2013, foreign revenues were primarily from projects in the Middle East as well as for the Wheatstone LNG project in Western Australia. In 2012, the majority of the Company’s foreign revenue came from projects in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2014 and 2013, long-lived assets with a net book value of $93,839 and $104,099, respectively, were located outside of the U.S.

The Company’s primary customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to waterway navigation and flood control. In 2014, 2013 and 2012, 60.4%, 45.0% and 68.9%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2014 and 2013, approximately 45.9% and 48.7%, respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

In 2014, the Company earned significant revenue from a large, single customer foreign contract. A revision to the estimated gross profit percentage was recognized in the year resulting in a cumulative net impact on the project margin, which increased gross profit by $22,418 for the year ended December 31, 2014, including an increase in gross profit of $7,645 during the fourth quarter. The project was completed in 2014.

Prior to 2013, revenue from foreign projects was concentrated in Bahrain and primarily with the government of Bahrain which comprised of 14.2% of total revenue in 2012. At December 31, 2014 and 2013, approximately 11.4% and 13.1%, respectively, of accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts with the government of Bahrain. There is a dependence on future projects in the Bahrain region, as vessels are currently located there. However, certain of the vessels located in Bahrain can be moved back to the U.S. or all can be moved to other international markets as opportunities arise.

18. SUBSIDIARY GUARANTORS

The Company’s long-term debt at December 31, 2014 includes $274,880 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of December 31, 2014 and 2013;

(ii)	statements of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012; and

(iii)	statements of cash flows for the years ended December 31, 2014, 2013 and 2012.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,724	$663	$2	$—	$42,389
Accounts receivable—net	115,739	355	—	(2,906)	113,188
Receivables from affiliates	152,822	3,673	55,805	(212,300)	—
Contract revenues in excess of billings	78,631	4,236	—	(310)	82,557
Inventories	34,735	—	—	—	34,735
Prepaid expenses	4,708	—	—	—	4,708
Other current assets	49,619	431	14,617	—	64,667
Assets held for sale	—	—	—	—	—

Total current assets	477,978	9,358	70,424	(215,516)	342,244
PROPERTY AND EQUIPMENT—Net	399,421	24	—	—	399,445
GOODWILL	86,326	—	—	—	86,326
OTHER INTANGIBLE ASSETS—Net	8,963	—	—	—	8,963
INVENTORIES—Noncurrent	36,262	—	—	—	36,262
INVESTMENTS IN JOINT VENTURES	7,889	—	—	—	7,889
INVESTMENTS IN SUBSIDIARIES	3,757	—	619,220	(622,977)	—
OTHER	7,135	3	4,967	—	12,105

TOTAL	$1,027,731	$9,385	$694,611	$(838,493)	$893,234

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$121,282	$1,389	$516	$(3,216)	$119,971
Payables to affiliates	196,829	403	15,068	(212,300)	—
Accrued expenses	60,415	659	8,967	—	70,041
Billings in excess of contract revenues	4,639	—	—	—	4,639
Current portion of long term debt	859	—	5,000	—	5,859

Total current liabilities	384,024	2,451	29,551	(215,516)	200,510
7 3/8% SENIOR NOTES	—	—	274,880	—	274,880
NOTE PAYABLE	7,553	—	41,944	—	49,497
DEFERRED INCOME TAXES	172	—	91,835	—	92,007
OTHER	19,939	—	438	—	20,377

Total liabilities	411,688	2,451	438,648	(215,516)	637,271
Total Great Lakes Dredge & Dock Corporation Equity	616,043	6,934	255,963	(622,977)	255,963
NONCONTROLLING INTERESTS	—	—	—	—	—

TOTAL EQUITY	616,043	6,934	255,963	(622,977)	255,963

TOTAL	$1,027,731	$9,385	$694,611	$(838,493)	$893,234

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,939	$3,399	$—	$—	$75,338
Accounts receivable—net	95,476	1,039	—	—	96,515
Receivables from affiliates	131,984	7,337	12,205	(151,526)	—
Contract revenues in excess of billings	63,591	3,841	—	—	67,432
Inventories	32,500	—	—	—	32,500
Prepaid expenses	3,913	—	298	—	4,211
Other current assets	19,636	137	20,180	—	39,953
Assets held for sale	41,763	11,877	—	(8,536)	45,104

Total current assets	460,802	27,630	32,683	(160,062)	361,053
PROPERTY AND EQUIPMENT—Net	345,612	8	—	—	345,620
GOODWILL	79,326	—	—	—	79,326
OTHER INTANGIBLE ASSETS—Net	1,976	—	—	—	1,976
INVENTORIES—Noncurrent	38,496	—	—	—	38,496
INVESTMENTS IN JOINT VENTURES	8,256	—	—	—	8,256
INVESTMENTS IN SUBSIDIARIES	1,212	—	638,955	(640,167)	—
ASSETS HELD FOR SALE—Noncurrent	8,796	60	—	—	8,856
OTHER	3,886	3	5,193	(20)	9,062

TOTAL	$948,362	$27,701	$676,831	$(800,249)	$852,645

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$115,235	$754	$132	$—	$116,121
Payables to affiliates	96,270	24,862	30,394	(151,526)	—
Accrued expenses	28,086	15	10,430	—	38,531
Billings in excess of contract revenues	6,754	—	—	—	6,754
Liabilities held for sale	38,158	2,871	—	(8,536)	32,493

Total current liabilities	284,503	28,502	40,956	(160,062)	193,899
7 3/8% SENIOR NOTES	—	—	250,000	—	250,000
REVOLVING CREDIT FACILITY	—	—	35,000	—	35,000
DEFERRED INCOME TAXES	—	—	108,531	(20)
LIABILITIES HELD FOR SALE—Noncurrent	1,212	—	—	—	1,212
OTHER	21,679	—	243	—	21,922

Total liabilities	307,394	28,502	434,730	(160,082)	610,544
Total Great Lakes Dredge & Dock Corporation Equity	640,968	(801)	242,946	(640,167)	242,946
NONCONTROLLING INTERESTS	—	—	(845)	—	(845)

TOTAL EQUITY	640,968	(801)	242,101	(640,167)	242,101

TOTAL	$948,362	$27,701	$676,831	$(800,249)	$852,645

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$799,579	$26,282	$—	$(19,030)	$806,831
Costs of contract revenues	(707,474)	(25,891)	—	19,030	(714,335)

Gross profit	92,105	391	—	—	92,496
OPERATING EXPENSES:
General and administrative expenses	67,905	6	—	—	67,911
Loss on sale of assets—net	732	—	—	—	732

Operating income	23,468	385	—	—	23,853
Interest income (expense)—net	61	(261)	(19,767)	—	(19,967)
Equity in earnings of subsidiaries	20	—	10,373	(10,393)	—
Equity in earnings of joint ventures	2,895	—	—	—	2,895
Gain on bargain purchase acquisition	2,197	—	—	—	2,197
Other income	203	7	—	—	210

Income (loss) from continuing operations before income taxes	28,844	131	(9,394)	(10,393)	9,188
Income tax (provision) benefit	(18,173)	(409)	30,112	—	11,530

Income (loss) from continuing operations	10,671	(278)	20,718	(10,393)	20,718
Loss from discontinued operations, net of income taxes	(10,423)	(1,343)	(10,423)	11,766	(10,423)

Net income (loss)	248	(1,621)	10,295	1,373	10,295

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$248	$(1,621)	$10,295	$1,373	$10,295

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$49	$(1,683)	$10,034	$1,634	$10,034

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$718,041	$24,932	$—	$(11,555)	$731,418
Costs of contract revenues	(614,908)	(27,770)	—	11,555	(631,123)

Gross profit	103,133	(2,838)	—	—	100,295
OPERATING EXPENSES:
General and administrative expenses	68,029	10	—	—	68,039
Proceeds from loss of use claim	(13,372)	—	—	—	(13,372)
(Gain) loss on sale of assets—net	(5,775)	—	2	—	(5,773)

Operating income (loss)	54,251	(2,848)	(2)	—	51,401
Interest expense—net	(136)	(256)	(21,549)	—	(21,941)
Equity in earnings of subsidiaries	212	—	59,477	(59,689)	—
Equity in earnings of joint ventures	1,208	—	—	—	1,208
Other expense	(3)	(348)	—	—	(351)

Income (loss) from continuing operations before income taxes	55,532	(3,452)	37,926	(59,689)	30,317
Income tax (provision) benefit	293	4	(10,757)	—	(10,460)

Income (loss) from continuing operations	55,825	(3,448)	27,169	(59,689)	19,857
Loss from discontinued operations, net of income taxes	(55,106)	(1,448)	(62,162)	63,866	(54,850)

Net income (loss)	719	(4,896)	(34,993)	4,177	(34,993)
Net loss attributable to noncontrolling interests	—	—	632	—	632

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$719	$(4,896)	$(34,361)	$4,177	$(34,361)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$1,023	$(5,293)	$(34,454)	$4,270	$(34,454)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$588,430	$—	$—	$—	$588,430
Costs of contract revenues	(509,620)	(652)	—	—	(510,272)

Gross profit	78,810	(652)	—	—	78,158
OPERATING EXPENSES:
General and administrative expenses	42,547	31	3,145	—	45,723
Gain on sale of assets—net	(293)	—	95	—	(198)

Operating income (loss)	36,556	(683)	(3,240)	—	32,633
Interest expense—net	(580)	(133)	(20,212)	—	(20,925)
Equity in earnings (loss) of subsidiaries	(1)	—	36,888	(36,887)	—
Equity in earnings of joint ventures	124	—	—	—	124
Other expense	(118)	—	—	—	(118)

Income (loss) from continuing operations before income taxes	35,981	(816)	13,436	(36,887)	11,714
Income tax provision	(6)	—	(5,413)	—	(5,419)

Income (loss) from continuing operations	35,975	(816)	8,023	(36,887)	6,295
Loss from discontinued operations, net of income taxes	(9,798)	(1,707)	(11,363)	13,233	(9,635)

Net income (loss)	26,177	(2,523)	(3,340)	(23,654)	(3,340)
Net loss attributable to noncontrolling interests	—	—	645	—	645

Net income (loss) attributable to Great Lakes Dredge & Dock Corporation	$26,177	$(2,523)	$(2,695)	$(23,654)	$(2,695)

Comprehensive income (loss) attributable to Great Lakes Dredge & Dock Corporation	$25,800	$(2,529)	$(3,078)	$(23,271)	$(3,078)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$63,276	$999	$2,879	$—	$67,154
Net cash flows used in operating activities of discontinued operations	(17,328)	(1,024)	—	—	(18,352)

Cash provided by (used in) operating activities	45,948	(25)	2,879	—	48,802
INVESTING ACTIVITIES:
Purchases of property and equipment	(91,910)	—	—	—	(91,910)
Proceeds from dispositions of property and equipment	68	—	—	—	68

Payments for acquisitions of businesses	(2,048)	—	(25,000)	—	(27,048)

Proceeds from vendor performance obligations	(3,100)	—	—	—	(3,100)

Net change in accounts with affiliates	68,187	—	—	(68,187)	—

Net cash flows used in investing activities of continuing operations	(28,803)	—	(25,000)	(68,187)	(121,990)

Net cash flows provided by investing activities of discontinued operations	5,275	—	—	—	5,275

Cash used in investing activities	(23,528)	—	(25,000)	(68,187)	(116,715)
FINANCING ACTIVITIES:
Proceeds from term loan facility	—	—	47,360	—	47,360
Repayments of term loan facility	—	—	(417)	—	(417)
Proceeds from issuance of 7 3/8% senior notes	—	—	24,880	—	24,880
Deferred financing fees	—	—	(2,532)	—	(2,532)
Taxes paid on settlement of vested share awards	—	—	(497)	—	(497)
Purchase of noncontrolling interest	—	—	(205)	—	(205)
Net change in accounts with affiliates	—	(2,547)	(65,640)	68,187	—
Intercompany dividends	(52,400)	—	52,400	—	—
Repayments of equipment debt	(235)	—	—	—	(235)
Exercise of stock options and purchases from employee stock plans	—	—	1,568	—	1,568
Excess income tax benefit from share-based compensation	—	—	206	—	206

Borrowings under revolving loans	—	—	236,500	—	236,500
Repayments of revolving loans	—	—	(271,500)	—	(271,500)

Net cash flows provided by (used in) financing activities of continuing operations	(52,635)	(2,547)	22,123	68,187	35,128

Net cash flows provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by financing activities	(52,635)	(2,547)	22,123	68,187	35,128
Effect of foreign currency exchange rates on cash and cash equivalents	—	(164)	—	—	(164)

Net increase (decrease) in cash and cash equivalents	(30,215)	(2,736)	2	—	(32,949)
Cash and cash equivalents at beginning of period	71,939	3,399	—	—	75,338

Cash and cash equivalents at end of period	$41,724	$663	$2	$—	$42,389

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$126,736	$(7,748)	$(32,641)	$—	$86,347
Net cash flows used in operating activities of discontinued operations	(5,049)	(6,475)	—	—	(11,524)

Cash provided by (used in) operating activities	121,687	(14,223)	(32,641)	—	74,823
INVESTING ACTIVITIES:
Purchases of property and equipment	(66,654)	—	—	—	(66,654)
Proceeds from dispositions of property and equipment	6,953	—	—	—	6,953
Proceeds from vendor performance obligations	13,600	—	—	—	13,600
Net change in accounts with affiliates	(37,282)	(302)	—	37,584	—

Net cash flows used in investing activities of continuing operations	(83,383)	(302)	—	37,584	(46,101)
Net cash flows used in investing activities of discontinued operations	(153)	—	—	—	(153)

Cash used in investing activities	(83,536)	(302)	—	37,584	(46,254)
FINANCING ACTIVITIES:
Repayment of long term note payable	(2,500)	—	(10,547)	—	(13,047)
Distributions paid to minority interests	—	—	(3)	—	(3)
Taxes paid on settlement of vested share awards	—	—	(308)	—	(308)
Net change in accounts with affiliates	—	10,342	8,603	(18,945)	—
Capital contributions	—	926	(926)	—	—
Exercise of stock options and purchases from employee stock plans	—	—	668	—	668
Excess income tax benefit from share-based compensation	—	—	154	—	154
Borrowings under revolving loans	—	—	227,000	—	227,000
Repayments of revolving loans	—	—	(192,000)	—	(192,000)

Net cash flows provided by (used in) financing activities of continuing operations	(2,500)	11,268	32,641	(18,945)	22,464
Net cash flows provided by financing activities of discontinued operations	12,016	6,623	—	(18,639)	—

Cash provided by financing activities	9,516	17,891	32,641	(37,584)	22,464
Effect of foreign currency exchange rates on cash and cash equivalents	—	(135)	—	—	(135)

Net increase in cash and cash equivalents	47,667	3,231	—	—	50,898

Cash and cash equivalents at beginning of period	24,272	168	—	—	24,440

Cash and cash equivalents at end of period	$71,939	$3,399	$—	$—	$75,338

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$48,544	$(831)	$(27,977)	$—	$19,736
Net cash flows used in operating activities of discontinued operations	(20,636)	(960)	—	—	(21,596)

Cash provided by (used in) operating activities	27,908	(1,791)	(27,977)	—	(1,860)
INVESTING ACTIVITIES:
Purchases of property and equipment	(60,516)	—	—	—	(60,516)
Proceeds from dispositions of property and equipment	597	—	—	—	597
Payments for acquisition of businesses	(2,000)	—	—	—	(2,000)

Net cash flows used in investing activities of continuing operations	(61,919)	—	—	—	(61,919)
Net cash flows used in investing activities of discontinued operations	(1,524)	—	—	—	(1,524)

Cash used in investing activities	(63,443)	—	—	—	(63,443)
FINANCING ACTIVITIES:
Deferred financing fees	—	—	(2,039)	—	(2,039)
Repayment of long term note payable	(2,500)	—	—	—	(2,500)
Distributions paid to minority interests	—	—	(133)	—	(133)
Dividends paid	—	—	(18,560)	—	(18,560)
Dividend equivalents paid on restricted stock units	—	—	(196)	—	(196)
Taxes paid on vested share awards	—	—	(231)	—	(231)
Net change in accounts with affiliates	(46,135)	(2,351)	48,486	—	—
Exercise of stock options	—	—	461	—	461
Excess income tax benefit from share-based compensation	—	—	189	—	189

Net cash flows provided by (used in) financing activities of continuing operations	(48,635)	(2,351)	27,977	—	(23,009)
Net cash flows used in financing activities of discontinued operations	(543)	—	—	—	(543)

Cash provided by (used in) financing activities	(49,178)	(2,351)	27,977	—	(23,552)
Effect of foreign currency exchange rates on cash and cash equivalents	—	7	—	—	7

Net decrease in cash and cash equivalents	(84,713)	(4,135)	—	—	(88,848)

Cash and cash equivalents at beginning of period	108,985	4,303	—	—	113,288

Cash and cash equivalents at end of period	$24,272	$168	$—	$—	$24,440

Great Lakes Dredge & Dock Corporation

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2012
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$855	$946	$—	$(750)	$1,051
Valuation allowance for deferred tax assets	3,124	228	—	—	3,352

Total	$3,979	$1,174	$—	$(750)	$4,403

Year ended December 31, 2013
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$1,051	$478	$—	$—	$1,529
Valuation allowance for deferred tax assets	3,352	(847)	—	—	2,505

Total	$4,403	$(369)	$—	$—	$4,034

Year ended December 31, 2014
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$1,529	$100	$—	$(1,051)	$578
Valuation allowance for deferred tax assets	2,505	4,074	—	—	6,579

Total	$4,034	$4,174	$—	$(1,051)	$7,157

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

Date: March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Jonathan W. Berger Jonathan W. Berger	March 6, 2015	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark W. Marinko Mark W. Marinko	March 6, 2015	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Carl A. Albert Carl A. Albert	March 6, 2015	Director

/s/ Denise E. Dickins Denise E. Dickins	March 6, 2015	Director

/s/ Peter R. Deutsch Peter R. Deutsch	March 6, 2015	Director

/s/ Nathan D. Leight Nathan D. Leight	March 6, 2015	Director

/s/ Michael J. Walsh Michael J. Walsh	March 6, 2015	Director

/s/ Jason G. Weiss Jason G. Weiss	March 6, 2015	Director

I. EXHIBIT INDEX

Number	Document Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (1)

2.2	Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006. (2)

2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C. (3)

3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation). (4)

3.2	Third Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, effective as of March 8, 2011. (5)

3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp. (6)

4.1	Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee. (7)

4.2	Supplemental Indenture, dated May 6, 2011, among NASDI, LLC, a Delaware limited liability company (the “New Guarantor”), a subsidiary of Great Lakes Dredge & Dock Corporation, as issuer (the “Company”), the Company, the existing Guarantors, and Wells Fargo Bank, National Association, as trustee. (33)

4.3	Supplemental Indenture, dated January 15, 2013, among Terra Contracting Services, LLC, a Delaware limited liability company, a subsidiary of Great Lakes Dredge & Dock Corporation, as issuer, the Company, the existing Guarantors, and Wells Fargo Bank, National Association, as trustee. (34)

4.4	Third Supplemental Indenture, dated November 19, 2014, among Terra Fluid Management, LLC, a Delaware limited liability company, Great Lakes Environmental & Infrastructure Solutions, LLC, a Delaware limited liability company, Magnus Pacific Corporation, a California corporation, the Company, the existing guarantors and Wells Fargo Bank, National Association, as trustee. (23)

4.5	Form of 7.375% Senior Note due 2019 (filed as Exhibit A to the Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee). (7)

4.6	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation. (11)

10.1	Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (9)

10.2	First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (10)

10.3	Second Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 14, 2005, by and among the Great Lakes Dredge & Dock Corporation, the subsidiaries of Great Lakes Dredge & Dock Company, Travelers Casualty and Surety Company, United Pacific Insurance Company, Reliance National Insurance Company, Reliance Surety Company and Travelers Casualty and Surety Company of America. (13)

10.4	Third Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of September 28, 2006, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (14)

10.5	Fourth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 12, 2007, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (18)

10.6	Fifth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 27, 2009, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (15)

10.7	Sixth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated January 24, 2011, by and among the Company, the subsidiaries of the Company party thereto, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (7)

10.8	Seventh Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 11, 2011, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (26)

10.9	Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (6)

10.10	Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. †(6)

10.11	Employment Agreement between the Company and Jonathan W. Berger. †(12)

10.12	Employment Agreement dated as of April 9, 2012 between Great Lakes Dredge & Dock Corporation and David E. Simonelli. †(27)

10.13	Employment Agreement dated as of April 26, 2012 between Great Lakes Dredge & Dock Corporation and Kyle D. Johnson. †(28)

10.14	Amended and Restated Employment Agreement with Jonathan W. Berger, dated as of May 8, 2014. †(38)

10.15	Offer letter, dated as of June 5, 2014 to Mark W. Marinko. †(39)

10.16	Employment Agreement dated as of September 12, 2014 between Great Lakes Dredge & Dock, LLC and Mark W. Marinko. †(16)

10.17	Employment Agreement dated as of September 12, 2014 between Great Lakes Dredge & Dock, LLC and Maryann A. Waryjas .†(16)

10.18	Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012. †(25)

10.19	401(k) Savings Plan. †(19)

10.20	401(k) Lost Benefit Plan. †(11)

10.21	Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. †(17)

10.22	Lease Agreement between North American Site Developers, Inc. and MJC Berry Enterprises, LLC, dated as of December 31, 2006. (20)

10.23	Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp. (3)

10.24	Limited Liability Company Agreement, dated April 30, 2008, by and among NASDI Holdings Corporation, Christopher A. Berardi and NASDI, LLC. (21)

10.25	Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(35)

10.26	Form of Great Lakes Dredge & Dock Corporation Non-Qualified Stock Option Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.27	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.28	Form of Great Lakes Dredge & Dock Corporation Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(22)

10.29	Asset Purchase Agreement dated as of December 31, 2010 among Great Lakes Dredge & Dock Corporation, L.W. Matteson, Inc., Lawrence W. Matteson and Larry W. Matteson. (8)

10.30	Share Purchase Agreement dated November 4, 2014 among Great Lakes Environmental and Infrastructure Solutions, LLC and Magnus Pacific Corporation.#*

10.31	Promissory Note, dated November 4, 2014, made and delivered by Great Lakes Dredge & Dock Company in favor of prior Holders of Magnus Pacific Corporation shares.#*

10.32	Purchase Agreement, dated November 19, 2014, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as the initial purchaser. (23)

10.33	Registration Rights Agreement, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein. (7)

10.34	Registration Rights Agreement, dated November 24, 2014, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as the initial purchaser. (23)

10.35	Credit Agreement dated as of June 4, 2012 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the other Credit Parties party thereto, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. (29)

10.36	First Amendment to Credit Agreement dated as of December 11, 2012 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the other Credit Parties party thereto, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. (30)

10.37	Waiver and Amendment No. 2 to Credit Agreement, dated as of March 15, 2013, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (31)

10.38	Amendment No. 3 to Credit Agreement, dated as of July 3, 2013, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (32)

10.39	Amendment No. 4 to Credit Agreement, dated as of April 23, 2014, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (37)

10.40	Amendment No. 5 to Credit Agreement and Incremental Commitment Increase Agreement, dated as of September 15, 2014, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, and the other lenders party thereto. (16)

10.41	Sixth Amendment to Credit Agreement, dated as of November 4, 2014, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto and the other lenders party thereto. (36)

10.42	Lender-Surety Priority Agreement, dated as of June 4, 2012, by and between Wells Fargo Bank, National Association and Zurich American Insurance Company and its subsidiaries and affiliates. (34)

10.43	Agreement of Indemnity, dated as of September 7, 2011, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., NASDI, LLC, NASDI Holdings Corporation, Yankee Environmental Services, LLC, Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. (34)

10.44	Second Rider to General Agreement of Indemnity, dated as April 23, 2014, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. (37)

10.45	Loan Agreement dated as of November 4, 2014 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the Lenders from time to time party hereto and Bank of America, N.A., as Administrative Agent.#*

10.46	Vessel Construction Agreement, dated January 10, 2014 by and between Eastern Shipbuilding Group, Inc. and Great Lakes Dredge & Dock Company, LLC. ##(16)

12.1	Ratio of Earnings to Fixed Charges. *

14.1	Code of Business Conduct and Ethics. (24)

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004 (Commission file no. 333-64687).
(2)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).
(3)	Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01).
(4)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 001-33225).
(5)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 14, 2011 (Commission file no. 001-33225).
(6)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225).
(7)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 28, 2011 (Commission file no. 001-33225).
(8)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 3, 2011 (Commission file no. 001-33225).
(9)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(10)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(11)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 001-33225).
(12)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2010 (Commission file no. 001-33225).
(13)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 17, 2005 (Commission file no. 333-64687).
(14)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4, 2006 (Commission file no. 333-64687).
(15)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 29, 2009 (Commission file no. 001-33225).
(16)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 12, 2014 (Commission file no. 001-33225).
(17)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 11, 2014 (Commission file no. 001-33225).
(18)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(19)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687).
(20)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 20, 2007 (Commission file no. 001-33225).

(21)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 6, 2008 (Commission file no. 001-33225).
(22)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 1, 2011 (Commission file no. 001-33225).
(23)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 24, 2014 (Commission file no. 001-33225).
(24)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 24, 2005 (Commission file no. 333-64687).
(25)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012 (Commission file no. 001-33225).
(26)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 16, 2011 (Commission file no. 001-33225).
(27)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 13, 2012 (Commission file no. 001-33225).
(28)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 2, 2012 (Commission file no. 001-33225).
(29)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 7, 2012 (Commission file no. 001-33225).
(30)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 14, 2012 (Commission file no. 001-33225).
(31)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on March 19, 2013 (Commission file no. 001-33225).
(32)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 10, 2013 (Commission file no. 001-33225).
(33)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 9, 2011 (Commission file no. 001-33225).
(34)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 29, 2013 (Commission file no. 001-33225).
(35)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 4, 2012 (Commission file no. 001-33225).
(36)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 4, 2014 (Commission file no. 001-33225).
(37)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2014 (Commission file no. 001-33225).
(38)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 13, 2014 (Commission file no. 001-33225).
(39)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2014 (Commission file no. 001-33225).
*	Filed herewith
†	Compensatory plan or arrangement
#	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
##	Portions of this exhibit have been previously granted confidential treatment by the Securities and Exchange Commission.