Form 10-K/A
period 2014-12-31
Great Lakes Dredge & Dock CORP
filed 2015-03-27
CIK 1372020

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

GREAT LAKES DREDGE & DOCK CORPORATION FORM 10-K/A

EXPLANATORY NOTE

Great Lakes Dredge & Dock Corporation (“Great Lakes”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed on March 6, 2015 (the “Original 10-K Filing”) to include the separate financial statements of our non-accelerated filer equity method investees, TerraSea Environmental Solutions, LLC, Amboy Aggregates Joint Venture and Subsidiaries and Lower Main Street Development, LLC as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 and the related footnotes thereto, in accordance with Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934. The 2014 financial statements for each equity method investee are audited. The 2013 and 2012 financial statements for each equity method investee are unaudited.

Additionally, in connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission (“SEC”) rules, Great Lakes is including currently dated certifications.

Except as described in this Explanatory Note, no other portions of the original Form 10-K are being supplemented or amended by this Form 10-K/A. In addition, this Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing. Accordingly, this Form 10-K/A should be read in conjunction with our other filings with the SEC subsequent to the filing of the Original 10-K Filing.

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Financial Statements

The financial statements are set forth on pages 66 to 107 of the Original 10-K Filing.

2.	Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 108 of the Original 10-K Filing, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation (registrant)

By:	/s/ MARK W. MARINKO
Mark W. Marinko Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: March 27, 2015

I. EXHIBIT INDEX

Number	Document Description

23.2	Consent of Cohn Reznick.

23.3	Consent of WithumSmith+Brown, PC.

31.3	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial statements of TerraSea Environmental Solutions, LLC as of and for the years ended December 31, 2014, 2013 and 2012; and Independent Accountant’s Report as of and for the year ended December 31, 2014.

99.2	Financial statements of Amboy Aggregates Joint Venture and Subsidiaries as of and for the years ended December 31, 2014, 2013 and 2012; and Independent Accountant’s Report as of and for the year ended December 31, 2014.

99.3	Financial statements of Lower Main Street Development, LLC as of and for the years ended December 31, 2014, 2013 and 2012; and Independent Accountant’s Report as of and for the year ended December 31, 2014.

5