Form 10-Q
period 2015-03-31
Great Lakes Dredge & Dock CORP
filed 2015-05-06
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 60,401,087 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2015

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,619	$42,389
Accounts receivable—net	75,348	113,188
Contract revenues in excess of billings	102,002	82,557
Inventories	32,870	34,735
Prepaid expenses and other current assets	79,643	69,375

Total current assets	320,482	342,244

PROPERTY AND EQUIPMENT—Net	418,839	399,445
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	93,522	95,289
INVENTORIES—Noncurrent	36,555	36,262
INVESTMENTS IN JOINT VENTURES	7,726	7,889
OTHER	12,225	12,105

TOTAL	$889,349	$893,234

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$102,361	$119,971
Accrued expenses	58,034	70,041
Billings in excess of contract revenues	2,617	4,639
Current portion of long term debt	7,818	5,859

Total current liabilities	170,830	200,510

7 3/8% SENIOR NOTES	274,887	274,880
REVOLVING CREDIT FACILITY	20,000	—
NOTES PAYABLE	62,393	49,497
DEFERRED INCOME TAXES	92,137	92,007
OTHER	20,549	20,377

Total liabilities	640,796	637,271

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 60,379 and 60,170 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	6	6
Additional paid-in capital	279,954	278,166
Accumulated deficit	(29,865)	(21,475)
Accumulated other comprehensive loss	(1,542)	(734)

Total equity	248,553	255,963

TOTAL	$889,349	$893,234

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Contract revenues	$174,557	$174,382
Costs of contract revenues	163,875	153,475

Gross profit	10,682	20,907
General and administrative expenses	17,948	17,870
(Gain) loss on sale of assets—net	(8)	152

Operating income (loss)	(7,258)	2,885
Interest expense—net	(5,630)	(5,016)
Equity in loss of joint ventures	(1,098)	(1,843)
Other income (expense)	(441)	65

Loss from continuing operations before income taxes	(14,427)	(3,909)
Income tax benefit	6,037	1,453

Loss from continuing operations	(8,390)	(2,456)
Loss from discontinued operations, net of income taxes	—	(2,739)

Net loss	$(8,390)	$(5,195)

Basic loss per share attributable to continuing operations	(0.14)	(0.04)

Basic loss per share attributable to discontinued operations, net of tax	—	(0.05)

Basic loss per share	$(0.14)	$(0.09)

Basic weighted average shares	60,265	59,708

Diluted loss per share attributable to continuing operations	(0.14)	(0.04)

Diluted loss per share attributable to discontinued operations, net of tax	—	(0.05)

Diluted loss per share	$(0.14)	$(0.09)

Diluted weighted average shares	60,265	59,708

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(8,390)	$(5,195)
Currency translation adjustment—net of tax (1)	(808)	(189)
Net unrealized gain on derivatives—net of tax	—	(289)

Other comprehensive loss—net of tax	(808)	(478)

Comprehensive loss	$(9,198)	$(5,673)

(1)	Net of income tax (expense) benefit of $536 and $(126) for three months ended March 31, 2015 and 2014, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

BALANCE—January 1, 2015	60,170	$6	$278,166	$(21,475)	$(734)	$—	$255,963

Share-based compensation	67	—	1,057	—	—	—	1,057

Vesting of restricted stock units, including impact of shares withheld for taxes	3	—	(13)	—	—	—	(13)
Exercise of options and purchases from employee stock plans	139	—	736	—	—	—	736

Excess income tax benefit from share-based compensation	—	—	8	—	—	—	8

Net loss	—	—	—	(8,390)	—	—	(8,390)

Other comprehensive loss—net of tax	—	—	—	—	(808)	—	(808)

BALANCE—March 31, 2015	60,379	$6	$279,954	$(29,865)	$(1,542)	$—	$248,553

	Great Lakes Dredge & Dock Corporation shareholders
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

BALANCE—January 1, 2014	59,670	$6	$275,183	$(31,770)	$(473)	$(845)	$242,101

Share-based compensation	40	—	996	—	—	—	996

Exercise of options and purchases from employee stock plans	74	—	415	—	—	—	415
Excess income tax benefit from share-based compensation	—	—	4	—	—	—	4

Purchase of noncontrolling interest	—	—	(988)	—	—	845	(143)

Net loss	—	—	—	(5,195)	—	—	(5,195)

Other comprehensive loss—net of tax	—	—	—	—	(478)	—	(478)

BALANCE—March 31, 2014	59,784	$6	$275,610	$(36,965)	$(951)	$—	$237,700

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(8,390)	$(5,195)
Loss from discontinued operations, net of income taxes	—	(2,739)

Loss from continuing operations	(8,390)	(2,456)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	13,153	10,885
Equity in loss of joint ventures	1,098	1,843
Deferred income taxes	(6,045)	(3,125)
(Gain) loss on sale of assets	(8)	152
Amortization of deferred financing fees	492	288
Unrealized net gain from mark-to-market valuations of derivatives	(1,051)	—
Unrealized foreign currency gain	(736)	(188)
Share-based compensation expense	1,057	996
Excess income tax benefit from share-based compensation	(8)	(4)
Changes in assets and liabilities:
Accounts receivable	37,746	30,390
Contract revenues in excess of billings	(20,160)	(25,457)
Inventories	1,572	(418)
Prepaid expenses and other current assets	(1,114)	12,684
Accounts payable and accrued expenses	(24,463)	(14,070)
Billings in excess of contract revenues	(2,245)	(1,793)
Other noncurrent assets and liabilities	(1,475)	(1,082)

Net cash flows provided by (used in) operating activities of continuing operations	(10,577)	8,645
Net cash flows used in operating activities of discontinued operations	—	(2,635)

Cash provided by (used in) operating activities	(10,577)	6,010

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,777)	(21,631)
Proceeds from dispositions of property and equipment	40	64
Payments on vendor performance obligations (Note 8)	—	(3,100)

Net cash flows used in investing activities of continuing operations	(20,737)	(24,667)
Net cash flows used in investing activities of discontinued operations	—	(26)

Cash used in investing activities	(20,737)	(24,693)

FINANCING ACTIVITIES:
Deferred financing fees	(29)	—
Taxes paid on settlement of vested share awards	(13)	—
Repayments of term loan facility	(1,250)	—
Repayments of equipment debt	(214)	—
Proceeds from equipment debt	408	—
Purchase of noncontrolling interest	—	(205)
Exercise of options and purchases from employee stock plans	736	415
Excess income tax benefit from share-based compensation	8	4
Borrowings under revolving loans	53,000	40,000
Repayments of revolving loans	(33,000)	(38,000)

Net cash provided by financing activities	19,646	2,214
Effect of foreign currency exchange rates on cash and cash equivalents	(102)	(174)

Net decrease in cash and cash equivalents	(11,770)	(16,643)
Cash and cash equivalents at beginning of period	42,389	75,338

Cash and cash equivalents at end of period	$30,619	$58,695

Supplemental Cash Flow Information
Cash paid for interest	$11,068	$9,486

Cash paid (refunded) for income taxes	$368	$(12,449)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$7,301	$10,235

Purchase of noncontrolling interest	$—	$988

Property and equipment purchased on notes payable	$15,569	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2015, and its results of operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014 have been included.

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

The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. These costs have averaged approximately 20% to 22% of total costs of contract revenues over the prior three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, which will be our first quarter of fiscal 2017. Early adoption is not permitted. A one year delay to the effective date of the standard is currently proposed. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2015 and 2014 the dilutive effect of 534 thousand and 789 thousand shares of stock options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. The computations for basic and diluted loss per share from continuing operations are as follows:

	Three Months Ended
(shares in thousands)	March 31,
	2015	2014

Loss from continuing operations	$(8,390)	$(2,456)

Loss on discontinued operations, net of income taxes	—	(2,739)

Net loss	(8,390)	(5,195)

Weighted-average common shares outstanding — basic and diluted	60,265	59,708

Loss per share from continuing operations — basic	$(0.14)	$(0.04)
Loss per share from continuing operations — diluted	$(0.14)	$(0.04)

3.	Accounts receivable and contracts in progress

Accounts receivable at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Completed contracts	$12,538	$15,342
Contracts in progress	45,383	72,459
Retainage	19,445	27,371

	77,366	115,172
Allowance for doubtful accounts	(608)	(578)

Total accounts receivable—net	$76,758	$114,594

Current portion of accounts receivable—net	$75,348	$113,188
Long-term accounts receivable and retainage	1,410	1,406

Total accounts receivable—net	$76,758	$114,594

The components of contracts in progress at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$496,995	$833,368
Amounts billed	(408,324)	(759,877)

Costs and earnings in excess of billings for contracts in progress	88,671	73,491

Costs and earnings in excess of billings for completed contracts	13,331	9,066

Total contract revenues in excess of billings	$102,002	$82,557

Billings in excess of costs and earnings:
Amounts billed	$(310,521)	$(181,698)
Costs and earnings for contracts in progress	307,904	177,059

Total billings in excess of contract revenues	$(2,617)	$(4,639)

4.	Accrued expenses

Accrued expenses at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014

Insurance	$17,917	$16,778
Accumulated deficit in joint ventures	10,383	10,383
Payroll and employee benefits	6,646	8,808
Income and other taxes	3,543	5,857
Interest	3,069	8,270
Fuel hedge contracts	1,978	3,029
Percentage of completion adjustment	1,096	1,870
Other	13,402	15,046

Total accrued expenses	$58,034	$70,041

5.	Long-term debt

Credit Agreement

On June 4, 2012, the Company entered into a senior revolving credit agreement (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement, as subsequently amended, provides for a senior revolving credit facility in an aggregate principal amount of up to $210,000, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15,000. This is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions. The Credit Agreement is collateralized by a substantial portion of the Company’s operating equipment with a net book value at March 31, 2015 of $160,113.

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the amended revolving credit facility will bear interest at the option of the Company at either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

The credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The Credit Agreement requires the Company to maintain a net leverage ratio less than or equal to 4.50 to 1.00 as of the end of each fiscal quarter and a minimum fixed charge coverage ratio of 1.25 to 1.00.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of March 31, 2015, the Company had $20,000 of borrowings on the revolver and $125,461 of letters of credit outstanding, resulting in $64,539 of availability under the Credit Agreement. At March 31, 2015, the Company was in compliance with its various financial covenants under its Credit Agreement.

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

The Loan Agreement includes customary representations, affirmative and negative covenants and events of default for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement. The Term Loan Facility is collateralized by a portion of the Company’s operating equipment with a net book value at March 31, 2015 of $49,039.

Senior notes

The Company has outstanding $275,000 of 7.375% senior notes due February 2019. There is an optional redemption on all notes. The redemption prices are 103.7% in 2015, 101.8% in 2016 and 100% in any year following, until the notes mature in 2019. Interest is paid semi-annually and principal is due at maturity.

Other

In conjunction with the acquisition of Magnus Pacific Corporation in the fourth quarter of 2014, the Company issued a secured promissory note which has an aggregate principal amount of $7,544 to the former owners of Magnus which has terms that could reduce the amount owed based on minimum EBITDA expectations. The secured promissory note accrues interest at a rate of 5% per annum and is due in equal installments on January 1, 2017 and 2018.

The Company enters into note arrangements to finance certain vessels and ancillary equipment. At March 31, 2015 the Company financed the $15,569 acquisition of a vessel previously under an operating lease with a note bearing interest at 5.75% to maturity in 2023. The current portion of all equipment notes is $2,818. The long term portion is $14,470 and is included in Notes payable.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At times, the Company holds certain derivative contracts that it uses to manage foreign currency risk or commodity price risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,978	$—	$1,978	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$3,029	$—	$3,029	$—

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At March 31, 2015, there were no outstanding contracts.

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

As of March 31, 2015, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2015. As of March 31, 2015, there were 6.4 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through December 2015. Under these swap agreements, the Company will pay fixed prices ranging from $1.83 to $2.92 per gallon.

At March 31, 2015 and December 31, 2014, the fair value liability of the fuel hedge contracts was estimated to be $1,978 and $3,029, respectively, and is recorded in accrued expenses. Changes in the fair value of fuel hedge contracts being recorded in the Statement of Operations are recorded as cost of contract revenues. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of March 31, 2015 and December 31, 2014 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2015	2014
Liability derivatives:
Derivatives not designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$1,978	$3,029

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2015	2014
Cumulative translation adjustments—net of tax	$(808)	$(189)
Derivatives:
Reclassification of derivative gains to earnings—net of tax	—	(46)
Change in fair value of derivatives—net of tax	—	(243)

Net unrealized gain on derivatives—net of tax	—	(289)

Total other comprehensive loss	$(808)	$(478)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2014
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(77)
	Income tax provision	(31)

		$(46)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. The Company entered into a senior secured term loan facility in November 2014 that approximates fair value based upon stable market interest rates and Company credit ratings from inception to year end. In January 2011 and again in November 2014, the Company issued a total of $275,000 of 7.375% senior notes due February 1, 2019, which were outstanding at March 31, 2015 (See Note 5). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $281,875 at March 31, 2015, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

7.	Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In March 2015, the Company granted 662 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $1,057 and $996, respectively, for the three months ended March 31, 2015 and 2014, respectively.

8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2015, the Company had outstanding performance bonds totaling approximately $1,164,253, of which $49,048 relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $493,501.

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

9.	Investments

TerraSea Environmental Solutions

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At March 31, 2015 and December 31, 2014, the Company has net advances to TerraSea of $25,005 and $22,898, respectively, which are recorded in other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $10,383 at March 31, 2015 and December 31, 2014, which is presented in accrued expenses. The Company has commenced the winddown of TerraSea with its joint venture partner. The Company believes its net advances to TerraSea are ultimately recoverable either through the operations of the joint venture or as an obligation of our joint venture partner. To the extent that advances are not fully recoverable, additional losses may result in future periods. The Company and its joint venture partner remain obligated to fund TerraSea through the completion of its remaining project, which is expected to occur in 2015.

Amboy Aggregates

The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates (“Amboy”). Amboy was formed in December 1984 to mine sand from the entrance channel to New York Harbor to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy sold its interest in a stone import business and its holdings in land, owned in conjunction with Lower Main Street Development, LLC, during 2014 and is winding down operations.

10.	Business dispositions

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, its two former subsidiaries that comprised our historical demolition business. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims. In the fourth quarter of 2013, the Company recorded a preliminary loss on disposal of assets held for sale in discontinued operations. The loss on disposal is subject to change based on the value of additional proceeds received on the working capital existing at the date of disposition. The amount and timing of the working capital settlement and the amount and timing of the realization of additional net proceeds may be impacted by the litigation with the buyer of the historical demolition business (see Note 8). However, management believes that the ultimate resolution of these matters will not be material to the Company’s consolidated financial position or results of operations. The results of the businesses have been reported in discontinued operations as follows:

Three Months Ended March 31,
2014

Revenue	$12,124

Loss before income taxes from discontinued operations	$(9,620)
Income tax benefit	6,881

Loss from discontinued operations, net of income taxes	$(2,739)

11.	Segment information

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

	Three Months Ended March 31,
	2015	2014
Dredging
Contract revenues	$154,128	$161,960
Operating income	7,874	7,429

Environmental & remediation
Contract revenues	$21,552	$12,730
Operating loss	(15,132)	(4,544)

Intersegment revenues	(1,123)	(308)
Total
Contract revenues	$174,557	$174,382
Operating income (loss)	(7,258)	2,885

Foreign dredging revenue of $41,699 for the three months ended March 31, 2015, was primarily attributable to work done in the Middle East and Brazil. Foreign dredging revenue for the three months ended March 31, 2014 was $16,470.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

12.	Subsidiary guarantors

The Company’s long-term debt at March 31, 2015 includes $275,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of March 31, 2015 and December 31, 2014;

(ii)	statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014; and

(iii)	statements of cash flows for the three months ended March 31, 2015 and 2014.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2015

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,268	$1,349	$2	$—	$30,619
Accounts receivable — net	77,237	258	—	(2,147)	75,348
Contract revenues in excess of billings	99,307	3,131	—	(436)	102,002
Inventories	32,870	—	—	—	32,870
Prepaid expenses and other current assets	57,921	396	21,326	—	79,643

Total current assets	296,603	5,134	21,328	(2,583)	320,482

PROPERTY AND EQUIPMENT—Net	418,819	20	—	—	418,839
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	93,522	—	—	—	93,522
INVENTORIES — Noncurrent	36,555	—	—	—	36,555
INVESTMENTS IN JOINT VENTURES	7,726	—	—	—	7,726
RECEIVABLES FROM AFFILIATES	24,037	3,671	80,631	(108,339)	—
INVESTMENTS IN SUBSIDIARIES	3,725	—	618,369	(622,094)	—
OTHER	7,603	3	4,619	—	12,225

TOTAL	$888,590	$8,828	$724,947	$(733,016)	$889,349

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,231	$1,566	$147	$(2,583)	$102,361
Accrued expenses	54,528	202	3,304	—	58,034
Billings in excess of contract revenues	2,394	223	—	—	2,617
Current portion of long term debt	865	—	6,953	—	7,818

Total current liabilities	161,018	1,991	10,404	(2,583)	170,830

7 3/8% SENIOR NOTES	—	—	274,887	—	274,887

REVOLVING CREDIT FACILITY	—	—	20,000	—	20,000
NOTES PAYABLE	7,653	—	54,740	—	62,393
DEFERRED INCOME TAXES	(369)	—	92,506	—	92,137
PAYABLES TO AFFILIATES	84,193	728	23,418	(108,339)	—
OTHER	20,110	—	439	—	20,549

Total liabilities	272,605	2,719	476,394	(110,922)	640,796

TOTAL EQUITY	615,985	6,109	248,553	(622,094)	248,553

TOTAL	$888,590	$8,828	$724,947	$(733,016)	$889,349

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,724	$663	$2	$—	$42,389
Accounts receivable — net	115,739	355	—	(2,906)	113,188
Receivables from affiliates	152,822	3,673	55,805	(212,300)	—
Contract revenues in excess of billings	78,631	4,236	—	(310)	82,557
Inventories	34,735	—	—	—	34,735
Prepaid expenses and other current assets	54,327	431	14,617	—	69,375

Total current assets	477,978	9,358	70,424	(215,516)	342,244

PROPERTY AND EQUIPMENT—Net	399,421	24	—	—	399,445
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	95,289	—	—	—	95,289
INVENTORIES — Noncurrent	36,262	—	—	—	36,262
INVESTMENTS IN JOINT VENTURES	7,889	—	—	—	7,889
INVESTMENTS IN SUBSIDIARIES	3,757	—	619,220	(622,977)	—
OTHER	7,135	3	4,967	—	12,105

TOTAL	$1,027,731	$9,385	$694,611	$(838,493)	$893,234

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$121,282	$1,389	$516	$(3,216)	$119,971
Payables to affiliates	196,829	403	15,068	(212,300)	—
Accrued expenses	60,415	659	8,967	—	70,041
Billings in excess of contract revenues	4,639	—	—	—	4,639
Current portion of long term debt	859	—	5,000	—	5,859

Total current liabilities	384,024	2,451	29,551	(215,516)	200,510

7 3/8% SENIOR NOTES	—	—	274,880	—	274,880
NOTE PAYABLE	7,553	—	41,944	—	49,497
DEFERRED INCOME TAXES	172	—	91,835	—	92,007
OTHER	19,939	—	438	—	20,377

Total liabilities	411,688	2,451	438,648	(215,516)	637,271

TOTAL EQUITY	616,043	6,934	255,963	(622,977)	255,963

TOTAL	$1,027,731	$9,385	$694,611	$(838,493)	$893,234

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$172,354	$3,192	$—	$(989)	$174,557
Costs of contract revenues	(161,204)	(3,660)	—	989	(163,875)

Gross profit	11,150	(468)	—	—	10,682

OPERATING EXPENSES:
General and administrative expenses	17,948	—	—	—	17,948
(Gain) loss on sale of assets—net	(8)	—	—	—	(8)

Operating loss	(6,790)	(468)	—	—	(7,258)

Interest expense—net	(299)	—	(5,331)	—	(5,630)
Equity in earnings (loss) of subsidiaries	4	—	(9,177)	9,173	—
Equity in loss of joint ventures	(1,098)	—	—	—	(1,098)
Gain on bargain purchase acquisition	—	—	—	—	—
Other income	(434)	(7)	—	—	(441)

Income (loss) before income taxes	(8,617)	(475)	(14,508)	9,173	(14,427)

Income tax (provision) benefit	—	(81)	6,118	—	6,037

Income (loss)	$(8,617)	$(556)	$(8,390)	$9,173	$(8,390)

Comprehensive income (loss)	$(8,617)	$(1,364)	$(9,198)	$9,981	$(9,198)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$173,322	$6,029	$—	$(4,969)	$174,382
Costs of contract revenues	(150,737)	(7,707)	—	4,969	(153,475)

Gross profit	22,585	(1,678)	—	—	20,907

OPERATING EXPENSES:
General and administrative expenses	17,870	—	—	—	17,870
Gain on sale of assets—net	152	—	—	—	152

Operating income (loss)	4,563	(1,678)	—	—	2,885

Interest expense—net	69	(129)	(4,956)	—	(5,016)
Equity in earnings (loss) of subsidiaries	(1,143)	—	3,505	(2,362)	—
Equity in loss of joint ventures	(1,843)	—	—	—	(1,843)
Other income	58	7	—	—	65

Income (loss) from continuing operations before income taxes	1,704	(1,800)	(1,451)	(2,362)	(3,909)

Income tax benefit	480	—	973	—	1,453

Income (loss) from continuing operations	2,184	(1,800)	(478)	(2,362)	(2,456)

Loss from discontinued operations, net of income taxes	(2,868)	(1,024)	(4,717)	5,870	(2,739)

Net income (loss)	$(684)	$(2,824)	$(5,195)	$3,508	$(5,195)

Comprehensive loss	$(973)	$(3,013)	$(5,673)	$3,986	$(5,673)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(In thousands)

	Subsidiary Guarantors	Non- Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$(2,484)	$155	$(8,248)	$—	$(10,577)

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,777)	—	—	—	(20,777)
Proceeds from dispositions of property and equipment	40	—	—	—	40
Payments on vendor performance obligations	—	—	—	—	—
Payments for acquisitions of businesses	—	—	—	—	—
Net change in accounts with affiliates	(5,821)	—	—	5,821	—

Net cash flows used in investing activities	(26,558)	—	—	5,821	(20,737)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(29)	—	(29)
Taxes paid on settlement of vested share awards	—	—	(13)	—	(13)
Repayments of term loan facility	—	—	(1,250)	—	(1,250)
Repayments of equipment debt	(214)	—	—	—	(214)
Proceeds from equipment debt		—	408	—	408
Net change in accounts with affiliates	—	633	5,188	(5,821)	—
Capital contributions	16,800	—	(16,800)	—	—
Exercise of options and purchases from employee stock plans	—	—	736	—	736
Excess income tax benefit from share-based compensation	—	—	8	—	8
Borrowings under revolving loans	—	—	53,000	—	53,000
Repayments of revolving loans	—	—	(33,000)	—	(33,000)

Net cash flows provided by financing activities	16,586	633	8,248	(5,821)	19,646

Effect of foreign currency exchange rates on cash and cash equivalents	—	(102)	—	—	(102)

Net increase (decrease) in cash and cash equivalents	(12,456)	686	—	—	(11,770)

Cash and cash equivalents at beginning of period	41,724	663	2	—	42,389

Cash and cash equivalents at end of period	$29,268	$1,349	$2	$—	$30,619

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

	Subsidiary Guarantors	Non- Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$11,746	$(2,094)	$(1,007)	$—	$8,645
Net cash flows used in operating activities of discontinued operations	(1,611)	(1,024)	—	—	(2,635)

Cash provided by (used in) operating activities	10,135	(3,118)	(1,007)	—	6,010

INVESTING ACTIVITIES:
Purchases of property and equipment	(21,631)	—	—	—	(21,631)
Proceeds from dispositions of property and equipment	64	—	—	—	64
Proceeds from vendor performance obligations	(3,100)	—	—	—	(3,100)
Net change in accounts with affiliates	(722)	—	—	722	—

Net cash flows used in investing activities of continuing operations	(25,389)	—	—	722	(24,667)
Net cash flows used in investing activities of discontinued operations	(26)	—	—	—	(26)

Cash used in investing activities	(25,415)	—	—	722	(24,693)

FINANCING ACTIVITIES:
Purchase of noncontrolling interest	—	—	(205)	—	(205)
Taxes paid on settlement of vested share awards	—	—	—	—	—
Repayment of equipment debt	—	—	—	—	—
Net change in accounts with affiliates	—	1,864	(1,142)	(722)	—
Exercise of options and purchases from employee stock plans	—	—	415	—	415
Excess income tax benefit from share-based compensation	—	—	4	—	4
Borrowings under revolving loans	—	—	40,000	—	40,000
Repayments of revolving loans	—	—	(38,000)	—	(38,000)

Cash provided by financing activities	—	1,864	1,072	(722)	2,214

Effect of foreign currency exchange rates on cash and cash equivalents	—	(174)	—	—	(174)

Net increase (decrease) in cash and cash equivalents	(15,280)	(1,428)	65	—	(16,643)

Cash and cash equivalents at beginning of period	71,939	3,399	—	—	75,338

Cash and cash equivalents at end of period	$56,659	$1,971	$65	$—	$58,695

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary note regarding forward-looking statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2014, and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States and a major provider of environmental and remediation services. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 27% of its dredging revenues for the first three months of 2015, above the Company’s prior three year average of 19%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 43% over the prior three years, including 46%, 50%, 28% and 60% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2015, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 62% of dredging revenues, slightly below the Company’s prior three year average of 63%.

The Company’s environmental & remediation subsidiaries provide soil, water and sediment environmental remediation for the state and local and private party markets. Remediation involves the retrieval and removal of contamination from an environment through the use of separation techniques or disposal based on the quantity and severity of the contamination. Besides environmental remediation, the environmental & remediation segment performs industrial cleaning, abatement services and hazardous waste removal. Our recent acquisition of Magnus Pacific Corporation expands the geographic footprint of our environmental operations to include the U.S. West Coast and broadens our suite of services to include geotechnical contracting capabilities and other environmental solutions. In the first three months of 2015, environmental & remediation revenues accounted for 12% of total revenues.

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

Results of operations

The following tables set forth the components of net loss attributable to Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Contract revenues	100.0%	100.0%
Costs of contract revenues	(93.9)	(88.0)

Gross profit	6.1	12.0
General and administrative expenses	10.3	10.2
(Gain) loss on sale of assets—net	—	0.1

Operating income (loss)	(4.2)	1.7
Interest expense—net	(3.2)	(2.9)
Equity in loss of joint ventures	(0.6)	(1.1)
Other income (expense)	(0.3)	—

Loss from continuing operations before income taxes	(8.3)	(2.3)
Income tax benefit	3.5	0.8

Loss from continuing operations	(4.8)	(1.4)
Loss from discontinued operations, net of income taxes	—	(1.6)

Net loss	(4.8)%	(3.0)%

Adjusted EBITDA from continuing operations	2.5%	6.9%

Adjusted EBITDA from continuing operations, as provided herein, represents net income, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net loss:

	Three Months Ended March 31,
	2015	2014
(in thousands)

Net loss	$(8,390)	$(5,195)
Loss from discontinued operations, net of income taxes	—	(2,739)

Loss from continuing operations	(8,390)	(2,456)
Adjusted for:
Interest expense—net	5,630	5,016
Income tax benefit	(6,037)	(1,453)
Depreciation and amortization	13,153	10,885

Adjusted EBITDA from continuing operations	$4,356	$11,992

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended March 31,
Revenues (in thousands)	2015	2014	Change
Dredging:
Capital—U.S.	$47,357	$34,475	37.4%
Capital—foreign	41,699	16,470	153.2%
Coastal protection	20,072	70,720	(71.6)%
Maintenance	42,147	36,311	16.1%
Rivers & lakes	2,853	3,984	(28.4)%

Total dredging revenues	154,128	161,960	(4.8)%
Environmental & remediation*	21,552	12,730	69.3%
Intersegment revenue	(1,123)	(308)	264.6%

Total revenues	$174,557	$174,382	0.1%

*	Environmental & remediation revenues in 2015 include Magnus which did not operate as part of the Company prior to November 4, 2014.

Total revenue for the 2015 first quarter was $174.6 million, in line with revenue of $174.4 million during the 2014 first quarter. For the three months ended March 31, 2015, increases in domestic and foreign capital, maintenance and environmental & remediation revenues were mostly offset by decreases in coastal protection and rivers & lakes revenues. Revenue for the 2015 first quarter includes revenue earned by Magnus Pacific (“Magnus”) which did not operate as part of the Company until the fourth quarter of 2014.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased by $12.9 million, or 37%, to $47.4 million, in the 2015 first quarter compared to the same quarter in 2014. The increase in domestic capital dredging revenues for the three months ended March 31, 2015 was primarily driven by an LNG project in Texas as well as the preliminary stages of the Savannah project and a deepening project on the Delaware River that were not part of the prior year. These projects were partially offset by a project in New York that did not repeat in the current year. During the first quarter of 2015, the Company continued to work on the port deepening project in Miami.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the first quarter of 2015 foreign dredging revenue was $41.7 million, an increase of $25.2 million, or 153%, compared to the 2014 first quarter. Revenue for the three months ended March 31, 2015 was driven by a project to widen and deepen the Suez Canal. Additionally, the Company worked on a large project in Bahrain and several projects in Brazil during the current year. In comparison, revenue for the first three months of 2014 was driven by the Wheatstone LNG project in Western Australia.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue decreased $50.6 million or 72% to $20.1 million in the 2015 first quarter compared to the 2014 first quarter. During the three months ended March 31, 2015, the Company continued to earn revenue on projects in New York and New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy as well as on projects in Florida and Virginia. The Company earned revenues on a greater number of projects in the first three months of 2014, including a larger number of Superstorm Sandy projects as well as a large project in South Carolina that did not repeat during the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue in the first quarter of 2015 increased by $5.8 million, or 16%, compared to the same period in 2014. The increase in maintenance dredging revenues was driven by a large project in Georgia and significant harbor work in Florida and North Carolina. Additionally, the Company earned revenue on the final stages of a large project in New York. These increases were slightly offset by a greater quantity of projects in the first three months of 2014.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the first quarter of 2015 was $2.9 million, a decrease of $1.1 million or 28% compared to the first quarter of 2014. During the 2015 first quarter, the Company earned revenue on a private project in Florida and large lake project in Illinois. These revenues were offset by a greater amount of revenue earned on the Illinois lake project in the first quarter of 2014 in addition to a large private project in Florida and a project in Nebraska that did not repeat in the current year.

The environmental & remediation segment recorded revenues of $21.6 million for the three months ended March 31, 2015, up 69% compared to $12.7 million for the same period in 2014. The increase is attributable to revenue earned by Magnus which did not become part of the Company until the fourth quarter of 2014.

Consolidated gross profit for the 2015 first quarter decreased by 49% to $10.7 million, from $20.9 million in the first quarter of 2014. Gross profit margin (gross profit divided by revenue) for the 2015 first quarter decreased to 6.1% from 12.0% for the three months ended March 31, 2014. The decline in gross profit margin for the three months ended March 31, 2015 is mostly attributable to contract losses on a site redevelopment project and increased operating overhead costs, primarily due to increased personnel costs, in the environmental & remediation segment. Further, improved fleet utilization, resulting in greater fixed cost coverage, in our dredging segment and strong contract margin on our Suez Canal project partially offset the tightening of margin on some dredging projects due to either mechanical downtime or weather.

General and administrative expenses totaled $17.9 million for the quarter ended March 31, 2015, in line with general & administrative expenses from the first quarter of 2014. In the first three months of 2015, lower payroll and benefit expenses of $0.9 million and legal and professional expenses of $0.7 million were offset by increased amortization expense of $1.5 million, mostly related to the Magnus Pacific Corporation acquisition.

Operating loss for the three months ended March 31, 2015 was $7.3 million compared to operating income of $2.9 million in the same period of 2014. The change in the Company’s operating income was attributable to the change in gross profit described above.

Net interest expense totaled $5.6 million for the three months ended March 31, 2015, up from interest expense of $5.0 million from the same period of 2014. Net interest expense for the first quarter of 2015 was up compared to the same period in the prior year due to interest expense associated with the new senior secured term loan facility (“Term Loan Facility”) and Magnus promissory note. These expenses were slightly offset by lower interest expense related to the Company’s revolving credit facility during the current year.

The income tax benefit for the three months ended March 31, 2015 was $6.0 million compared to $1.5 million for the same period of 2014. The increase in income tax provision for the 2015 first quarter was attributable to the lower taxable operating income in 2015. The effective tax rate for the three months ended March 31, 2015 is 41.8%, which is slightly above the effective tax rate of 37.2% for the same period of 2014 due to larger credits allowed in the prior year. The Company expects the tax rate for the full year before consideration of nondeductible pretax items to remain near 40%.

Net loss from continuing operations was $8.4 million and the loss per diluted share was $0.14 for the 2015 first quarter compared to a net loss from continuing operations of $2.5 million and loss per diluted share of $0.04 for the same period of 2014. The decrease in 2015 is due to lower operating income described above. The decrease in operating income in 2015 was partially offset by the increase in income tax provision for the first three months of 2015.

Adjusted EBITDA (as defined on page 26) for the three months ended March 31, 2015 was $4.4 million compared with $12.0 million in the same 2014 period. This decrease is the result of lower operating income in the current year period as described above.

Results by segment

Dredging

Dredging revenues for the three months ended March 31, 2015 were $154.1 million compared to $162.0 million for the same period of 2014. The dredging segment for the three months ended March 31, 2015 included increases in domestic and foreign capital and maintenance revenues which were offset by decreases in coastal protection and rivers & lakes revenues. The current year benefited from a project to widen and deepen the Suez Canal, an LNG project in Texas, several port deepening projects, including PortMiami, a large maintenance project in Georgia and significant harbor work in Florida and North Carolina. Revenues were down in the current year compared to the first quarter of 2014 as the prior year included a larger number of Superstorm Sandy projects as well as a large project in South Carolina that did not repeat during the current year.

Gross profit margin in the dredging segment was 11.8% for the three months ended March 31, 2015 compared to a gross profit margin of 12.9% for the same period in the prior year. Improved fleet utilization, resulting in greater fixed cost coverage, and strong contract margin on our Suez project partially offset the tightening of margin on some projects due to either mechanical downtime or weather. During the three months ended March 31, 2014, the Company experienced lower utilization in the Middle East which negatively impacted gross profit margin.

Dredging segment operating income was $7.9 million for the three months ended March 31, 2015 compared to operating income of $7.4 million for the three months ended March 31, 2014. The increase in operating income is result of the change in gross profit, described above, which was offset by a decrease in administrative charges related to labor expenses, legal expenses and technical and consulting expenses.

Environmental & remediation

Environmental & remediation revenues for the three months ended March 31, 2015 totaled $21.6 million, compared to $12.7 million for the 2014 first quarter. Environmental & remediation revenues for the first three months of 2015 were up compared to the same period in the prior year due to revenue earned by Magnus which did not become part of the Company until the fourth quarter of 2014.

The environmental & remediation segment had a negative gross profit margin of 35.2% for the three months ended March 31, 2015 and a gross profit margin of 0.4% for the same period in the prior year. The decline in gross profit margin for the three months ended March 31, 2015 was attributable to contract losses on a site redevelopment project and higher operating overhead costs, primarily due to increased personnel costs, compared to the same period in the prior year.

The environmental & remediation segment had an operating loss of $15.1 million for the three months ended March 31, 2015, compared to an operating loss of $4.5 million for the same period of 2014. The change in operating loss is the result of the foregoing decline in gross profit margin for the three months ended March 31, 2015 as well as an increase in amortization expense of $1.5 million, mostly attributable to the Magnus Pacific Corporation acquisition in the fourth quarter of 2014. Further, increases in payroll and benefits of $0.9 million, technical and consulting expenses of $0.4 million and legal and professional fees of $0.2 million negatively impacted operating income for the 2015 first quarter.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

Backlog (in thousands)	March 31, 2015	December 31, 2014		March 31, 2014
Dredging:
Capital - U.S.	$212,662	$135,801		$189,450
Capital - foreign	85,851	131,489		98,849
Coastal protection	218,552	211,101		76,583
Maintenance	26,850	25,108		38,826
Rivers & lakes	93,039	90,708		111,441

Dredging Backlog	636,954	594,207		515,149
Environmental & remediation	104,235	75,349	*	77,363

Total Backlog	$741,189	$669,556		$592,512

*	December 31, 2014 environmental & remediation backlog includes backlog acquired by the Company on November 4, 2014 in connection with the Magnus Pacific Corporation acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 70% of the Company’s March 31, 2015 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2015 first quarter totaled $248.6 million. This represents a decrease of $127.8 million from the first three months of 2014. The bid market for the three months ended March 31, 2015 decreased from the prior year primarily due to award of the Lake Decatur project and Bayport Ship Channel project in the prior year. During the first quarter of 2015, the Company was awarded the Savannah Harbor deepening project. Additionally, the Company was awarded several maintenance projects as well as a coastal protection project in New York. Including these awards, the Company won 100%, or $23.4 million of the coastal protection projects awarded through March 31, 2015. For the contracts released in the current year, the Company won 94% or $136.1 million of the domestic capital projects, 60% or $46.1 million of the maintenance projects and 100% or $2.6 million of the rivers & lakes projects awarded through March 31, 2015. The Company won 84% of the overall domestic bid market through March 31, 2015, which is well above the Company’s prior three year average of 43%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $637.0 million at March 31, 2015 compared to $594.2 million of backlog at December 31, 2014. These amounts do not reflect approximately $71.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2015. At December 31, 2014 the amount of domestic low bids and options pending award was $113.5 million.

Domestic capital dredging backlog at March 31, 2015 was $76.9 million higher than at December 31, 2014. During the three months ended March 31, 2015, the Company continued to earn revenue on the PortMiami project as well as the Delaware River deepening project and an LNG project in Texas. Additionally, the Company was awarded the Savannah Harbor deepening project in the 2015 first quarter. In December 2014, President Obama signed the 2015 spending bill which increased the Corps’ budget in 2015. Both the President and Congress continue to put a focus on the importance of our ports to the U.S. economy. Although the President’s proposed fiscal year 2016 budget for dredging is disappointing, the House Appropriations Committee passed a bill which would significantly increase the funding in 2016 for the Corps. The Company believes that this evidences Congress’ commitment to invest in our nation’s infrastructure, including ports and dredging. At the end of 2014, $340 million in projects in Louisiana, including $318 million to restore four barrier islands, were approved as part of the $1 billion to fund early restoration of natural resources injured as a result of the Deepwater Horizon Oil Spill. Despite the significant drop in crude oil prices in 2014 and early 2015 which may lead to a slowdown in the development of LNG export plants, the Company continues to expect that future energy demand will necessitate improvements in the infrastructure base around domestic sources of rich resources.

Foreign capital dredging backlog was down $45.6 million from December 31, 2014. The decline in backlog during the current year is due to revenue earned on the Suez Canal project as well as on projects in the Middle East and Brazil during the first quarter of 2015. Backlog from the Suez Canal project and a project in the Middle East comprised a majority of the balance of backlog at March 31, 2015. The Company was awarded two projects in Brazil during the current quarter which contributed to current year backlog. Reclamation of land to support industry, population growth and tourism is continuing to expand the global need for dredging. The Company will continue pursue ancillary work in Brazil and South America where we have positioned dredges and operate as a reputable regional provider. The Company expects these increases in global dredging to provide a continued source of future international revenue.

Coastal protection dredging backlog at March 31, 2015 was $7.5 million higher than at December 31, 2014. During the first quarter of 2015, the Company earned revenue on a large project in Florida in addition to several coastal protection projects in New York and New Jersey. The increase in backlog at March 31, 2015 is mostly attributable to the award of a large coastal protection project in New York during the first quarter of the current year. The Company expects another large project to repair damaged shorelines in New Jersey be let for bid in late 2015. The announcement of a new coastal community caucus, and the release of important coastal studies, like the Corps’ Sandy comprehensive study, should bode well for the long anticipated national discussion on funding for protecting America’s coastline.

Maintenance dredging backlog was $1.7 million higher at March 31, 2015 than at December 31, 2014. The Company substantially completed its backlog related to two harbor projects as well as a large maintenance project in New York during the first quarter of 2015. Additionally, the Company was awarded projects in Georgia, Louisiana and Maryland during the first three months of 2015 which contributed to backlog at March 31, 2015. The Water Resources Reform and Development Act (“WRRDA”) calls for full use of Harbor Maintenance Trust Fund (HMTF) for maintenance of ports and waterways within ten years. As noted above, President Obama signed the 2015 spending bill which not only increases the Corps’ budget in 2015 but also includes the incremental increase in HMTF funding as called for in WRRDA. With the mandate to utilize the taxes collected on imports to U.S. ports for their intended purpose of maintaining future access to the waterways and ports that support our nation’s economy, the Company expects the Corps to substantially increase the projects let to bid for maintenance projects in the fiscal year 2015.

Rivers & lakes backlog is $2.3 million higher at March 31, 2015 than at December 31, 2014 primarily due to the award of an option on a project in Mississippi. The Company continued to earn on a lake project in Illinois during the 2015 first quarter. In addition to planned levee repair along the Mississippi River, the Corps’ work plan for 2015 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream.

Environmental & remediation services backlog was $28.9 million higher at March 31, 2015 than at December 31, 2014. The increase was primarily driven by the award of remediation projects in Washington and Louisiana in the first three months of 2015. The Company continued to earn revenue on a remediation project and an abatement project in New Jersey. The Company’s acquisition of Magnus Pacific Corporation expands the geographic footprint of our environmental operations to include the U.S. West Coast and broadens our suite of services to include geotechnical contracting capabilities and other environmental solutions.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities of continuing operations for the three months ended March 31, 2015 and 2014 totaled $(10.6) million and $8.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in the current year from the three months ended March 31, 2014 is related to a decline in net income during the current year. Further, the Company received a tax refund as well as payment on a project at one of our joint ventures during the 2014 first quarter which did not repeat in the current year.

The Company’s net cash flows used in investing activities of continuing operations for the first three months of 2015 and 2014 totaled $20.7 million and $24.7 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended March 31, 2015, the Company spent $6.8 million on construction in progress for a vessel being built to our specifications, compared to $10.1 million in the prior year. Further, during the first three months of 2014, the Company paid $3.1 million related to a vendor performance obligation as a result of a settlement agreement.

The Company’s net cash flows provided by financing activities of continuing operations for the three months ended March 31, 2015 and 2014 totaled $19.6 million and $2.2 million. The change in net cash flows from financing activities is primarily due to net borrowings on the Company’s revolver during the first three months of 2015 of $20.0 million, compared to $2.0 million for the same period in the prior year. Additionally, the Company made payments on the Term Loan Facility during the 2015 first quarter.

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

The credit facility contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The Credit Agreement requires the Company to maintain a net leverage ratio less than or equal to 4.50 to 1.00 as of the end of each fiscal quarter and a minimum fixed charge coverage ratio of 1.25 to 1.00.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of March 31, 2015, the Company had $20.0 million of borrowings on the revolver and $125.5 million of letters of credit outstanding, resulting in $64.5 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At March 31, 2015, the Company was in compliance with its various covenants under its Credit Agreement.

On November 4, 2014, the Company entered into a Term Loan Facility consisting of a term loan in an aggregate principal amount of $50 million, with the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. Pursuant to the term loan, the Company borrowed an aggregate principal amount of $46.8 million. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge.

The Term Loan Facility has a term of 5 years. The borrowings under the Term Loan Facility bear interest at a fixed rate of 4.655% per annum. If an event of default occurs under the Loan Agreement, the interest rate will increase by 2.00% per annum during the continuance of such event of default.

The Term Loan Facility provides for monthly amortization payments, payable in arrears, commencing on December 4, 2014, at an annual amount of (i) approximately 10% of the principal amount of the Term Loan Facility during the first two years of the term, (ii) approximately 20% of the principal amount of the Term Loan Facility during the third and fourth years of the term, and (iii) approximately 25% of the principal amount of the Term Loan Facility during the final year of the term, with the remainder due on the maturity date of the facility. In addition, the Company may optionally prepay the Term Loan Facility in whole or in part at any time, subject to a minimum prepayment amount.

The Loan Agreement includes customary representations, affirmative and negative covenants and events of default for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At March 31, 2015, the Company had outstanding performance bonds totaling at approximately $1,164.3 million, of which $49.0 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $493.5 million.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project.

In January 2011, the Company issued $250 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. Approximately $180 million of the net proceeds from the original issuance of the senior notes were used to prepay all of the Company’s 7.75% senior subordinated notes due December 2013, including prepayment premiums and accrued and unpaid interest. In November 2014, the Company issued an additional $25 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. The proceeds from this issuance was used to repay indebtedness incurred under out senior secured revolving credit facility in connection with the acquisition of Magnus Pacific Corporation, and for general corporate purposes. The indenture governing the senior notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture governing the senior notes. The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Brazilian Real and Australian Dollar, is reflected in the cumulative translation adjustment—net within accumulated other comprehensive loss. Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the Credit Agreement and bonding agreements, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America which are described in Note 1 to the Company’s December 31, 2013 Consolidated Financial Statements included on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2015 has not materially changed since December 31, 2014. The market risk profile of the Company on December 31, 2014 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are generally required to post bonds in connection with our domestic dredging or remediation contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into the Zurich Bonding Agreement with Zurich American Insurance Company (“Zurich”), pursuant to which Zurich acts as surety, issues bid bonds, performance bonds and payment bonds, and provides guarantees required by us in the day-to-day operations of our dredging business. However, under certain circumstances as specified in the agreement, Zurich is not obligated under the Zurich Bonding Agreement to issue future bonds for us. In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. In addition to our bonds outstanding with Zurich and the Additional Sureties, we also have surety bonds outstanding with Travelers Casualty and Surety Company of America. With respect to our foreign dredging business, we generally obtain letters of credit under the Credit Agreement. However, access to our senior credit facility under the Credit Agreement may be limited by failure to meet certain financial requirements or other defined requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

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

For a discussion of other potential risks and uncertainties that could materially affect our future performance, please refer to Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6.	Exhibits

10.1	Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Liberty Mutual Insurance Company and its subsidiaries and affiliates.*

10.2	Agreement of Indemnity, dated as of April 13, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Berkley Insurance Company and/or Berkley Regional Insurance Company.*

10.3	Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Argonaut Insurance Company.*

10.4	Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Westchester Fire Insurance Company or any of its affiliates, including any other company that is part of or added to ACE Holdings, Inc.*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ MARK W. MARINKO
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 6, 2015

EXHIBIT INDEX

Number	Document Description

10.1	Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Liberty Mutual Insurance Company and its subsidiaries and affiliates.*

10.2	Agreement of Indemnity, dated as of April 13, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Berkley Insurance Company and/or Berkley Regional Insurance Company.*

10.3	Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Argonaut Insurance Company.*

10.4	Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Westchester Fire Insurance Company or any of its affiliates, including any other company that is part of or added to ACE Holdings, Inc.*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith.