Form 10-Q
period 2015-06-30
Great Lakes Dredge & Dock CORP
filed 2015-08-04
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 60,521,274 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2015

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,696	$42,389
Accounts receivable — net	106,592	113,188
Contract revenues in excess of billings	116,552	82,557
Inventories	34,205	34,735
Prepaid expenses and other current assets	67,730	69,375

Total current assets	339,775	342,244

PROPERTY AND EQUIPMENT — Net	418,308	399,445
GOODWILL AND OTHER INTANGIBLE ASSETS — Net	89,014	95,289
INVENTORIES — Noncurrent	37,084	36,262
INVESTMENTS IN JOINT VENTURES	5,859	7,889
OTHER	12,209	12,105

TOTAL	$902,249	$893,234

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$119,119	$119,971
Accrued expenses	60,884	70,041
Billings in excess of contract revenues	3,904	4,639
Current portion of long term debt	8,272	5,859

Total current liabilities	192,179	200,510

7 3⁄8% SENIOR NOTES	274,895	274,880
REVOLVING CREDIT FACILITY	18,000	—
NOTES PAYABLE	53,880	49,497
DEFERRED INCOME TAXES	89,368	92,007
OTHER	21,759	20,377

Total liabilities	650,081	637,271

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:

Common stock — $.0001 par value; 90,000 authorized, 60,521 and 60,170 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	6	6
Additional paid-in capital	280,792	278,166
Accumulated deficit	(27,141)	(21,475)
Accumulated other comprehensive loss	(1,489)	(734)

Total equity	252,168	255,963

TOTAL	$902,249	$893,234

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Contract revenues	$238,877	$184,709	$413,434	$359,091
Costs of contract revenues	206,590	158,506	370,465	311,981

Gross profit	32,287	26,203	42,969	47,110
General and administrative expenses	15,543	15,918	33,491	33,788
Impairment of goodwill	2,750	—	2,750	—
(Gain) loss on sale of assets — net	5	16	(3)	168

Operating income	13,989	10,269	6,731	13,154
Interest expense — net	(5,567)	(5,012)	(11,197)	(10,028)
Equity in loss of joint ventures	(2,616)	(1,435)	(3,714)	(3,278)
Gain on bargain purchase acquisition	—	2,197	—	2,197
Other income (expense)	(618)	(39)	(1,059)	26

Income (loss) from continuing operations before income taxes	5,188	5,980	(9,239)	2,071
Income tax (provision) benefit	(2,464)	(2,097)	3,573	(644)

Income (loss) from continuing operations	2,724	3,883	(5,666)	1,427
Loss from discontinued operations, net of income taxes	—	(5,320)	—	(8,059)

Net income (loss)	$2,724	$(1,437)	$(5,666)	$(6,632)

Basic earnings (loss) per share attributable to continuing operations	0.05	0.06	(0.09)	0.02
Basic loss per share attributable to discontinued operations, net of tax	—	(0.08)	—	(0.13)

Basic earnings (loss) per share	$0.05	$(0.02)	$(0.09)	$(0.11)

Basic weighted average shares	60,473	59,863	60,369	59,786

Diluted earnings (loss) per share attributable to continuing operations	0.05	0.06	(0.09)	0.02
Diluted loss per share attributable to discontinued operations, net of tax	—	(0.08)	—	(0.13)

Diluted earnings (loss) per share	$0.05	$(0.02)	$(0.09)	$(0.11)

Diluted weighted average shares	60,924	60,538	60,369	60,459

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$2,724	$(1,437)	$(5,666)	$(6,632)

Currency translation adjustment — net of tax (1)	53	216	(755)	27

Net unrealized gain on derivatives — net of tax (2)	—	259	—	(30)

Other comprehensive income (loss) — net of tax	53	475	(755)	(3)

Comprehensive (income) loss	$2,777	$(962)	$(6,421)	$(6,635)

(1)	Net of income tax (expense) benefit of $(35) and $(143) for the three months ended June 30, 2015 and 2014, respectively and $500 and $(17) for six months ended June 30, 2015 and 2014, respectively.
(2)	Net of income tax (expense) benefit of $173 and $(21) for the three and six months ended June 30, 2014, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Loss	Interests	Total

BALANCE — January 1, 2015	60,170	$6	$278,166	$(21,475)	$(734)	$—	$255,963

Share-based compensation	93	—	2,058	—	—	—	2,058
Vesting of restricted stock units, including impact of shares withheld for taxes	98	—	(265)	—	—	—	(265)
Exercise of options and purchases from employee stock plans	160	—	846	—	—	—	846
Excess income tax benefit from share-based compensation	—	—	(13)	—	—	—	(13)
Net loss	—	—	—	(5,666)	—	—	(5,666)
Other comprehensive loss — net of tax	—	—	—	—	(755)	—	(755)

BALANCE — June 30, 2015	60,521	$6	$280,792	$(27,141)	$(1,489)	$—	$252,168

	Great Lakes Dredge & Dock Corporation shareholders
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Loss	Interests	Total

BALANCE — January 1, 2014	59,670	$6	$275,183	$(31,770)	$(473)	$(845)	$242,101

Share-based compensation	63	—	987	—	—	—	987
Vesting of restricted stock units, including impact of shares withheld for taxes	110	—	(484)	—	—	—	(484)
Exercise of options and purchases from employee stock plans	112	—	620	—	—	—	620
Excess income tax benefit from share-based compensation	—	—	64	—	—	—	64
Purchase of noncontrolling interest	—	—	(988)	—	—	845	(143)
Net loss	—	—	—	(6,632)	—	—	(6,632)
Other comprehensive loss — net of tax	—	—	—	—	(3)	—	(3)

BALANCE — June 30, 2014	59,955	$6	$275,382	$(38,402)	$(476)	$—	$236,510

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(5,666)	$(6,632)
Loss from discontinued operations, net of income taxes	—	(8,059)

Income (loss) from continuing operations	(5,666)	1,427
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	33,025	21,921
Equity in loss of joint ventures	4,939	3,278
Deferred income taxes	(3,659)	(6,292)
(Gain) loss on sale of assets	(3)	168
Impairment of goodwill	2,750	—
Gain on bargain purchase acquisition	—	(2,197)
Gain on adjustment of contingent consideration	(8,444)	—
Amortization of deferred financing fees	1,212	576
Unrealized net gain from mark-to-market valuations of derivatives	(2,629)	—
Unrealized foreign currency gain	(789)	(56)
Share-based compensation expense	2,058	987
Excess income tax benefit from share-based compensation	13	(64)
Changes in assets and liabilities:
Accounts receivable	5,644	21,052
Contract revenues in excess of billings	(34,625)	(21,387)
Inventories	(291)	(1,188)
Prepaid expenses and other current assets	1,418	5,217
Accounts payable and accrued expenses	1,126	(12,611)
Billings in excess of contract revenues	(750)	5,266
Other noncurrent assets and liabilities	(2,210)	(1,106)

Net cash flows provided by (used in) operating activities of continuing operations	(6,881)	14,991
Net cash flows used in operating activities of discontinued operations	—	(3,965)

Cash provided by (used in) operating activities	(6,881)	11,026

INVESTING ACTIVITIES:
Purchases of property and equipment	(36,830)	(48,525)
Proceeds from dispositions of property and equipment	115	341
Payments on vendor performance obligations (Note 9)	—	(3,100)
Payments for acquisitions of businesses	—	(2,048)

Net cash flows used in investing activities of continuing operations	(36,715)	(53,332)
Net cash flows provided by investing activities of discontinued operations	—	5,275

Cash used in investing activities	(36,715)	(48,057)

FINANCING ACTIVITIES:
Deferred financing fees	(29)	—
Taxes paid on settlement of vested share awards	(265)	(484)
Repayments of term loan facility	(2,500)	—
Repayments of equipment debt	(506)	(41)
Proceeds from equipment debt	410	—
Purchase of noncontrolling interest	—	(205)
Exercise of options and purchases from employee stock plans	846	620
Excess income tax benefit from share-based compensation	(13)	64
Borrowings under revolving loans	79,000	69,500
Repayments of revolving loans	(61,000)	(69,500)

Net cash provided by (used in) financing activities	15,943	(46)
Effect of foreign currency exchange rates on cash and cash equivalents	(40)	(194)

Net decrease in cash and cash equivalents	(27,693)	(37,271)
Cash and cash equivalents at beginning of period	42,389	75,338

Cash and cash equivalents at end of period	$14,696	$38,067

Supplemental Cash Flow Information
Cash paid for interest	$12,296	$9,521

Cash paid (refunded) for income taxes	$987	$(11,033)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$2,690	$9,197

Property and equipment purchased on capital leases and equipment notes	$1,825	$1,309

Purchase of noncontrolling interest	$—	$988

Property and equipment purchased on notes payable	$15,569	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2015, and its results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 have been included.

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

The Company has four operating segments that, through aggregation, comprise two reportable segments: dredging and environmental & remediation. Four operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s four reporting units. Due to a decline in the overall financial performance and declining cash flows in the Terra Contracting Services, LLC (“Terra”) reporting unit, the Company concluded there was a triggering event that required an interim impairment test for the reporting unit in the second quarter of 2015 and recorded a goodwill impairment charge of $2,750 during the quarter ended June 30, 2015. This impairment of goodwill is discussed in Note 6.

In connection with the acquisition of Magnus Pacific (“Magnus”) in the fourth quarter of 2014, the Company issued a secured promissory note to the former owners of Magnus which has terms that could reduce the amount owed based on minimum EBITDA expectations. The Company remeasures the fair value of the promissory note at each reporting period based on projections of the earnings target for the business. Based on the Company’s projections at June 30, 2015, Magnus is not expected to reach the minimum EBITDA threshold for 2015 designated in the secured promissory note; therefore, the Company has reduced the remaining fair value by $7,013 to zero and is reflected in general and administrative expenses.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standard Update No. 2015-03 (“ASU 2015-03”), Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for fiscal years beginning after December 15, 2015, and is required to be applied retrospectively. The Company does not expect a material impact to our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 has been deferred to be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be our first quarter of fiscal 2018. Early adoption is permitted in fiscal 2017. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the six months ended June 30, 2015, the dilutive effect of 488 thousand stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during this period. For the three months ended June 30, 2015, 1,019 thousand stock options or restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. For the three and six months ended June 30, 2014, 518 thousand and 420 thousand, respectively, stock options or restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings (loss) per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2015	2014	2015	2014

Income (loss) from continuing operations	$2,724	$3,883	$(5,666)	$1,427

Loss on discontinued operations, net of income taxes	—	(5,320)	—	(8,059)

Net income (loss)	2,724	(1,437)	(5,666)	(6,632)

Weighted-average common shares outstanding — basic	60,473	59,863	60,369	59,786

Effect of stock options and restricted stock units	451	675	—	673

Weighted-average common shares outstanding — diluted	60,924	60,538	60,369	60,459

Earnings (loss) per share from continuing operations — basic	$0.05	$0.06	$(0.09)	$0.02
Earnings (loss) per share from continuing operations — diluted	$0.05	$0.06	$(0.09)	$0.02

3.	Accounts receivable and contracts in progress

Accounts receivable at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
Completed contracts	$25,938	$15,342
Contracts in progress	65,651	72,459
Retainage	17,424	27,371

	109,013	115,172
Allowance for doubtful accounts	(754)	(578)

Total accounts receivable — net	$108,259	$114,594

Current portion of accounts receivable — net	$106,592	$113,188
Long-term accounts receivable and retainage	1,667	1,406

Total accounts receivable — net	$108,259	$114,594

The components of contracts in progress at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$506,399	$833,368
Amounts billed	(404,833)	(759,877)

Costs and earnings in excess of billings for contracts in progress	101,566	73,491

Costs and earnings in excess of billings for completed contracts	14,986	9,066

Total contract revenues in excess of billings	$116,552	$82,557

Billings in excess of costs and earnings:
Amounts billed	$(70,463)	$(181,698)
Costs and earnings for contracts in progress	66,559	177,059

Total billings in excess of contract revenues	$(3,904)	$(4,639)

4.	Accrued expenses

Accrued expenses at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014

Insurance	$17,569	$16,778
Accumulated deficit in joint ventures	11,856	10,383
Payroll and employee benefits	9,236	8,808
Interest	7,710	8,270
Percentage of completion adjustment	2,640	1,870
Income and other taxes	2,593	5,857
Fuel hedge contracts	400	3,029
Other	8,880	15,046

Total accrued expenses	$60,884	$70,041

5.	Long-term debt

Credit Agreement

On June 4, 2012, the Company entered into a senior revolving credit agreement (as subsequently amended, the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $210,000, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15,000. This feature is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions. The Credit Agreement is collateralized by a substantial portion of the Company’s operating equipment with a net book value at June 30, 2015 of $155,526.

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the revolving credit facility will bear interest at the option of the Company at either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. The Credit Agreement requires the Company to maintain a net leverage ratio less than or equal to 4.50 to 1.00 as of the end of each fiscal quarter and a minimum fixed charge coverage ratio of 1.25 to 1.00.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of June 30, 2015, the Company had $18,000 of borrowings on the revolver and $110,487 of letters of credit outstanding, resulting in $81,513 of availability under the Credit Agreement. At June 30, 2015, the Company was in compliance with its various financial covenants under the Credit Agreement.

Term loan facility

On November 4, 2014, the Company entered into a senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50,000 (the “Term Loan Facility”) pursuant to a Loan and Security Agreement (the “Loan Agreement”) by and among the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Company has borrowed an aggregate principal amount of $47,360. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge (the “ATB”).

The Term Loan Facility has a term of 5 years. The borrowings under the Term Loan Facility bear interest at a fixed rate of 4.655% per annum. If an event of default occurs under the Loan Agreement, the interest rate will increase by 2.00% per annum during the continuance of such event of default.

The Term Loan Facility provides for monthly amortization payments, payable in arrears, which commenced on December 4, 2014, at an annual amount of (i) approximately 10% of the principal amount of the Term Loan Facility during the first two years of the term, (ii) approximately 20% of the principal amount of the Term Loan Facility during the third and fourth years of the term, and (iii) approximately 25% of the principal amount of the Term Loan Facility during the final year of the term, with the remainder due on the maturity date of the facility. In addition, the Company has usual and customary mandatory prepayment provisions and may optionally prepay the Term Loan Facility in whole or in part at any time, subject to a minimum prepayment amount.

The Loan Agreement includes customary representations, affirmative and negative covenants and events of default for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement. The Term Loan Facility is collateralized by a portion of the Company’s operating equipment with a net book value at June 30, 2015 of $47,707.

Senior notes

The Company has outstanding $275,000 of 7.375% senior notes due February 2019. There is an optional redemption on all notes. The redemption prices are 103.7% in 2015, 101.8% in 2016 and 100% in any year following, until the notes mature in 2019. Interest is paid semi-annually and principal is due at maturity.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. During the first quarter of 2015, the Company financed the $15,569 acquisition of a vessel previously under an operating lease with a note bearing interest at 5.75% to maturity in 2023. The current portion of all equipment notes is $3,145. The long term portion is $14,047 and is included in notes payable.

6.	Impairment of goodwill

The Company’s annual goodwill impairment test is conducted in the third quarter of each year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of goodwill below its carrying value. Due to a decline in the overall financial performance and declining cash flows in the Terra reporting unit, the Company concluded there was a triggering event that required an interim impairment test for the reporting unit in the second quarter of 2015.

In connection with the Company’s preparation of this Quarterly Report on Form 10-Q, the Company performed step one of the goodwill impairment test as of June 30, 2015, which compared the fair value of the Terra reporting unit against its carrying amount, including goodwill. In deriving the fair value of the Terra reporting unit, the Company used both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA from continuing operations. Based on the first step analysis, management concluded that the fair value of the Terra reporting unit was less than its carrying value; therefore, the Company performed step two of the goodwill impairment analysis.

Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit’s fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as a loss on impairment of goodwill. Management determined that the Terra reporting unit’s implied fair value of goodwill was below the carrying value as of June 30, 2015. As a result, the Company has recorded an impairment charge of $2,750 in the second quarter of 2015.

The change in the carrying value of goodwill for the period ended June 30, 2015 is as follows:

	Dredging Segment	Environmental & Remediation Segment	Total
Balance — December 31, 2014	$76,575	$9,750	$86,325

Impairment of goodwill	—	(2,750)	(2,750)

BALANCE — June 30, 2015	$76,575	$7,000	$83,575

7.	Fair value measurements

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

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$400	$—	$400	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$3,029	$—	$3,029	$—

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At June 30, 2015, there were no outstanding contracts.

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

As of June 30, 2015, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2016. As of June 30, 2015, there were 6.3 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through May 2016. Under these swap agreements, the Company will pay fixed prices ranging from $1.83 to $3.01 per gallon.

At June 30, 2015 and December 31, 2014, the fair value liability of the fuel hedge contracts was estimated to be $400 and $3,029, respectively, and is recorded in accrued expenses. Changes in the fair value of fuel hedge contracts being recorded in the Statement of Operations are recorded as cost of contract revenues. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of June 30, 2015 and December 31, 2014 is as follows:

		Fair Value at
		June 30,	December 31,
	Balance Sheet Location	2015	2014
Liability derivatives:
Derivatives not designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$400	$3,029

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

The Company estimated the fair value of our Terra reporting unit for our goodwill impairment test by using both a market-based approach and an income-based approach. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses based upon historical operating data, appropriate discount rates and other variables. The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA from continuing operations. The Company analyzed companies that performed similar services or are considered peers.

An impairment of goodwill was recorded in the amount of $2,750 in the second quarter of 2015. The fair value of goodwill was determined using quantitative models that contained significant unobservable inputs. See Note 6.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2015
Goodwill
Balance at January 1,	$86,325
Impairment of goodwill	(2,750)

Balance at June 30,	$83,575

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Cumulative translation adjustments — net of tax	$53	$216	$(755)	$27

Derivatives:
Reclassification of derivative (gains) losses to earnings — net of tax	—	20	—	(26)
Change in fair value of derivatives — net of tax	—	239	—	(4)

Net unrealized (gain) loss on derivatives — net of tax	—	259	—	(30)

Total other comprehensive income (loss)	$53	$475	$(755)	$(3)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended	Six Months Ended
		June 30,	June 30,
	Statement of Operations Location	2014	2014
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$33	$(44)
	Income tax (provision) benefit	13	(18)

		$20	$(26)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. The Company entered into a senior secured term loan facility in November 2014 that approximates fair value based upon stable market interest rates and Company credit ratings from inception to year end. In January 2011 and again in November 2014, the Company issued a total of $275,000 of 7.375% senior notes due February 1, 2019, which were outstanding at June 30, 2015 (See Note 5). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $280,500 at June 30, 2015, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

8.	Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In March 2015, the Company granted 698 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $2,058 and $987 for the six months ended June 30, 2015 and 2014, respectively.

9.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with ACE

Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich bonding agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2015, the Company had outstanding performance bonds totaling approximately $1,244,847, of which $53,548 relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $526,569.

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

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims. The Company records an accrual when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material effect on the results of operations, cash flows or financial condition of the Company.

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. These three actions were consolidated and recaptioned In re Great Lakes Dredge & Dock Corporation Securities Litigation, Case No. 1:13-cv-02115, on June 10, 2013. The plaintiffs filed an amended class action complaint on August 9, 2013, which the defendants moved to dismiss on October 8, 2013. After briefing and oral argument by the parties, the court entered an order on October 21, 2014 denying that motion to dismiss. The parties agreed to a settlement, which is expected to be paid by insurance. The court preliminarily approved the settlement on June 12, 2015, and the final approval hearing is scheduled for September 18, 2015.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013 and was voluntarily dismissed on June 10, 2013. A third, similar lawsuit captioned St. Lucie County Fire District Firefighters Pension Trust Fund v. Leight et al., Case No. 13 CH 15483, was filed in Cook County Circuit Court in Illinois on July 8, 2013, and has since been transferred to DuPage County Circuit Court and consolidated with the Hammoud action. The Hammoud/St. Lucie plaintiffs have filed a consolidated amended complaint on December 9, 2013, but the action was otherwise stayed pending a ruling on the motion to dismiss the securities class action. A fourth, similar lawsuit (that additionally named one current and one former executive as defendants) captioned Griffin v. Berger et al., Case No. 1:13-cv-04907, was filed in the Northern District of Illinois on July 9, 2013. The Griffin action was also stayed pending a ruling on the motion to dismiss the securities class action. The parties have agreed to a settlement, which is expected to be paid by insurance. The DuPage County Circuit Court preliminarily approved the settlement on May 13, 2015, and the final hearing is scheduled for August 7, 2015.

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

TerraSea Environmental Solutions

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At June 30, 2015 and December 31, 2014, the Company had net advances to TerraSea of $24,047 and $22,898, respectively, which are recorded in other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $11,856 and $10,383 at June 30, 2015 and December 31, 2014, respectively, which is presented in accrued expenses. The Company has commenced the winddown of TerraSea with its joint venture partner. The Company believes its net advances to TerraSea are ultimately recoverable either through the operations of the joint venture or as an obligation of our joint venture partner. The joint venture partner has notified the Company that it disagrees with the amount of net advances to TerraSea. The Company believes that its joint venture partner remains obligated for its share of net advances, and any future advances necessary to complete TerraSea’s remaining project. During July 2015, the Company proposed taking a larger percent of the loss on a TerraSea project. Based on this proposal, the Company accrued $1,506 at June 30, 2015 representing the estimated share of additional losses to be assumed. To the extent that net advances are not fully recoverable, additional losses may result in future periods. The Company and its joint venture partner remain obligated to fund TerraSea through the completion of its remaining project, which is expected to occur in 2015.

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

11.	Business dispositions

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, its two former subsidiaries that comprised our historical demolition business. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims. In the fourth quarter of 2013, the Company recorded a preliminary loss on disposal of assets held for sale in discontinued operations. The loss on disposal is subject to change based on the value of additional proceeds received on the working capital existing at the date of disposition. The amount and timing of the working capital settlement and the amount and timing of the realization of additional net proceeds may be impacted by the litigation with the buyer of the historical demolition business (see Note 9). However, management believes that the ultimate resolution of these matters will not be material to the Company’s consolidated financial position or results of operations. The results of the businesses have been reported in discontinued operations as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014

Revenue	$2,315	$14,439

Loss before income taxes from discontinued operations	$(7,720)	$(17,340)
Income tax benefit	2,400	9,281

Loss from discontinued operations, net of income taxes	$(5,320)	$(8,059)

12.	Segment information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dredging
Contract revenues	$190,046	$157,114	$344,174	$319,074
Operating income	18,115	10,995	25,989	18,424

Environmental & remediation
Contract revenues	$49,926	$29,312	$71,478	$42,042
Operating loss	(4,126)	(726)	(19,258)	(5,270)

Intersegment revenues	$(1,095)	$(1,717)	(2,218)	(2,025)
Total
Contract revenues	$238,877	$184,709	$413,434	$359,091
Operating income	13,989	10,269	6,731	13,154

Foreign dredging revenue of $47,539 and $89,238 for the three and six months ended June 30, 2015, respectively, was primarily attributable to work done in the Middle East and Brazil. Foreign dredging revenue for the three and six months ended June 30, 2014 was $29,181 and $45,651, respectively.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.	Subsidiary guarantors

The Company’s long-term debt at June 30, 2015 includes $275,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of June 30, 2015 and December 31, 2014;

(ii)	statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014; and

(iii)	statements of cash flows for the six months ended June 30, 2015 and 2014.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2015

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,161	$1,533	$2	$—	$14,696
Accounts receivable — net	105,232	1,360	—	—	106,592
Contract revenues in excess of billings	114,132	2,420	—	—	116,552
Inventories	34,205	—	—	—	34,205
Prepaid expenses and other current assets	50,540	556	16,634	—	67,730

Total current assets	317,270	5,869	16,636	—	339,775

PROPERTY AND EQUIPMENT — Net	418,287	21	—	—	418,308
GOODWILL AND OTHER INTANGIBLE ASSETS — Net	89,014	—	—	—	89,014
INVENTORIES — Noncurrent	37,084	—	—	—	37,084
INVESTMENTS IN JOINT VENTURES	5,859	—	—	—	5,859
RECEIVABLES FROM AFFILIATES	15,285	3,683	56,322	(75,290)	—
INVESTMENTS IN SUBSIDIARIES	3,731	—	630,328	(634,059)	—
OTHER	7,937	3	4,269	—	12,209

TOTAL	$894,467	$9,576	$707,555	$(709,349)	$902,249

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,112	$1,007	$—	$—	$119,119
Accrued expenses	52,190	781	7,913	—	60,884
Billings in excess of contract revenues	3,889	15	—	—	3,904
Current portion of long term debt	1,319	—	6,953	—	8,272

Total current liabilities	175,510	1,803	14,866	—	192,179

7 3⁄8% SENIOR NOTES	—	—	274,895	—	274,895
REVOLVING CREDIT FACILITY	—	—	18,000	—	18,000
NOTES PAYABLE	390	—	53,490	—	53,880
DEFERRED INCOME TAXES	(357)	—	89,725	—	89,368
PAYABLES TO AFFILIATES	69,908	1,409	3,973	(75,290)	—
OTHER	21,321	—	438	—	21,759

Total liabilities	266,772	3,212	455,387	(75,290)	650,081

TOTAL EQUITY	627,695	6,364	252,168	(634,059)	252,168

TOTAL	$894,467	$9,576	$707,555	$(709,349)	$902,249

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,724	$663	$2	$—	$42,389
Accounts receivable — net	115,739	355	—	(2,906)	113,188
Receivables from affiliates	152,822	3,673	55,805	(212,300)	—
Contract revenues in excess of billings	78,631	4,236	—	(310)	82,557
Inventories	34,735	—	—	—	34,735
Prepaid expenses and other current assets	54,327	431	14,617	—	69,375

Total current assets	477,978	9,358	70,424	(215,516)	342,244

PROPERTY AND EQUIPMENT — Net	399,421	24	—	—	399,445
GOODWILL AND OTHER INTANGIBLE ASSETS — Net	95,289	—	—	—	95,289
INVENTORIES — Noncurrent	36,262	—	—	—	36,262
INVESTMENTS IN JOINT VENTURES	7,889	—	—	—	7,889
INVESTMENTS IN SUBSIDIARIES	3,757	—	619,220	(622,977)	—
OTHER	7,135	3	4,967	—	12,105

TOTAL	$1,027,731	$9,385	$694,611	$(838,493)	$893,234

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$121,282	$1,389	$516	$(3,216)	$119,971
Payables to affiliates	196,829	403	15,068	(212,300)	—
Accrued expenses	60,415	659	8,967	—	70,041
Billings in excess of contract revenues	4,639	—	—	—	4,639
Current portion of long term debt	859	—	5,000	—	5,859

Total current liabilities	384,024	2,451	29,551	(215,516)	200,510

7 3⁄8% SENIOR NOTES	—	—	274,880	—	274,880
NOTE PAYABLE	7,553	—	41,944	—	49,497
DEFERRED INCOME TAXES	172	—	91,835	—	92,007
OTHER	19,939	—	438	—	20,377

Total liabilities	411,688	2,451	438,648	(215,516)	637,271

TOTAL EQUITY	616,043	6,934	255,963	(622,977)	255,963

TOTAL	$1,027,731	$9,385	$694,611	$(838,493)	$893,234

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$235,151	$4,318	$—	$(592)	$238,877
Costs of contract revenues	(203,184)	(3,998)	—	592	(206,590)

Gross profit	31,967	320	—	—	32,287

OPERATING EXPENSES:
General and administrative expenses	15,543	—	—	—	15,543
Impairment of goodwill	2,750	—	—	—	2,750
Loss on sale of assets — net	5	—	—	—	5

Operating income	13,669	320	—	—	13,989

Interest expense — net	40	—	(5,607)	—	(5,567)
Equity in earnings of subsidiaries	—	—	10,696	(10,696)	—
Equity in loss of joint ventures	(2,616)	—	—	—	(2,616)
Other expense	(618)	—	—	—	(618)

Income before income taxes	10,475	320	5,089	(10,696)	5,188

Income tax provision	—	(99)	(2,365)	—	(2,464)

Net income	$10,475	$221	2,724	(10,696)	2,724

Comprehensive income	$10,475	$274	$2,777	$(10,749)	$2,777

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$167,943	$11,797	$—	$4,969	$184,709
Costs of contract revenues	(142,070)	(11,467)	—	(4,969)	(158,506)

Gross profit	25,873	330	—	—	26,203

OPERATING EXPENSES:
General and administrative expenses	15,918	—	—	—	15,918
Loss on sale of assets — net	16	—	—	—	16

Operating income	9,939	330	—	—	10,269

Interest expense — net	82	(132)	(4,962)	—	(5,012)
Equity in earnings of subsidiaries	1,037	—	9,094	(10,131)	—
Equity in loss of joint ventures	(1,435)	—	—	—	(1,435)
Gain on bargain purchase acquisition	2,197	—	—	—	2,197
Other expense	(39)	—	—	—	(39)

Income from continuing operations before income taxes	11,781	198	4,132	(10,131)	5,980

Income tax (provision) benefit	130	—	(2,227)	—	(2,097)

Income from continuing operations	11,911	198	1,905	(10,131)	3,883
Loss from discontinued operations, net of income taxes	(5,191)	(319)	(3,342)	3,532	(5,320)

Net income (loss)	6,720	(121)	(1,437)	(6,599)	(1,437)

Comprehensive income (loss)	$6,979	$95	$(962)	$(7,074)	$(962)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$407,505	$7,510	$—	$(1,581)	$413,434
Costs of contract revenues	(364,388)	(7,658)	—	1,581	(370,465)

Gross profit	43,117	(148)	—	—	42,969

OPERATING EXPENSES:
General and administrative expenses	33,491	—	—	—	33,491
Impairment of goodwill	2,750	—	—	—	2,750
Gain on sale of assets — net	(3)	—	—	—	(3)

Operating income (loss)	6,879	(148)	—	—	6,731

Interest expense — net	(259)	—	(10,938)	—	(11,197)
Equity in earnings of subsidiaries	4	—	1,519	(1,523)	—
Equity in loss of joint ventures	(3,714)	—	—	—	(3,714)
Other expense	(1,052)	(7)	—	—	(1,059)

Income (loss) before income taxes	1,858	(155)	(9,419)	(1,523)	(9,239)

Income tax (provision) benefit	—	(180)	3,753	—	3,573

Net income (loss)	$1,858	$(335)	$(5,666)	$(1,523)	$(5,666)

Comprehensive income (loss)	$1,858	$(1,090)	$(6,421)	$(768)	$(6,421)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$341,265	$17,826	$—	$—	$359,091
Costs of contract revenues	(292,807)	(19,174)	—	—	(311,981)

Gross profit	48,458	(1,348)	—	—	47,110

OPERATING EXPENSES:
General and administrative expenses	33,788	—	—	—	33,788
Loss on sale of assets — net	168	—	—	—	168

Operating income (loss)	14,502	(1,348)	—	—	13,154

Interest expense — net	151	(261)	(9,918)	—	(10,028)
Equity in earnings (loss) of subsidiaries	(106)	—	12,599	(12,493)	—
Equity in loss of joint ventures	(3,278)	—	—	—	(3,278)
Gain on bargain purchase acquisition	2,197	—	—	—	2,197
Other income	19	7	—	—	26

Income (loss) from continuing operations before income taxes	13,485	(1,602)	2,681	(12,493)	2,071

Income tax (provision) benefit	610	—	(1,254)	—	(644)

Income (loss) from continuing operations	14,095	(1,602)	1,427	(12,493)	1,427

Loss from discontinued operations, net of income taxes	(8,059)	(1,343)	(8,059)	9,402	(8,059)

Net income (loss)	$6,036	$(2,945)	$(6,632)	$(3,091)	$(6,632)

Comprehensive income (loss)	$6,006	$(2,918)	$(6,635)	$(3,088)	$(6,635)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$4,427	$(322)	$(10,986)	$—	$(6,881)

INVESTING ACTIVITIES:
Purchases of property and equipment	(36,830)	—	—	—	(36,830)
Proceeds from dispositions of property and equipment	115	—	—	—	115
Net change in accounts with affiliates	(12,571)	—	—	12,571	—

Net cash flows used in investing activities	(49,286)	—	—	12,571	(36,715)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(29)	—	(29)
Taxes paid on settlement of vested share awards	—	—	(265)	—	(265)
Repayments of term loan facility	—	—	(2,500)	—	(2,500)
Repayments of equipment debt	(506)	—	—	—	(506)
Proceeds from equipment debt	2	—	408	—	410
Net change in accounts with affiliates	—	1,232	11,339	(12,571)	—
Capital contributions	16,800	—	(16,800)	—	—
Exercise of options and purchases from employee stock plans	—	—	846	—	846
Excess income tax benefit from share-based compensation	—	—	(13)	—	(13)
Borrowings under revolving loans	—	—	79,000	—	79,000
Repayments of revolving loans	—	—	(61,000)	—	(61,000)

Net cash flows provided by financing activities	16,296	1,232	10,986	(12,571)	15,943

Effect of foreign currency exchange rates on cash and cash equivalents	—	(40)	—	—	(40)

Net increase (decrease) in cash and cash equivalents	(28,563)	870	—	—	(27,693)

Cash and cash equivalents at beginning of period	41,724	663	2	—	42,389

Cash and cash equivalents at end of period	$13,161	$1,533	$2	$—	$14,696

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$22,746	$(3,266)	$(4,489)	$—	$14,991
Net cash flows used in operating activities of discontinued operations	(2,941)	(1,024)	—	—	(3,965)

Cash provided by (used in) operating activities	19,805	(4,290)	(4,489)	—	11,026

INVESTING ACTIVITIES:
Purchases of property and equipment	(48,525)	—	—	—	(48,525)
Proceeds from dispositions of property and equipment	341	—	—	—	341
Proceeds from vendor performance obligations	(3,100)	—	—	—	(3,100)
Payments for acquisitions of businesses	(2,048)	—	—	—	(2,048)
Net change in accounts with affiliates	(7,748)	—	—	7,748	—

Net cash flows used in investing activities of continuing operations	(61,080)	—	—	7,748	(53,332)
Net cash flows provided by investing activities of discontinued operations	5,275	—	—	—	5,275

Cash used in investing activities	(55,805)	—	—	7,748	(48,057)

FINANCING ACTIVITIES:
Purchase of noncontrolling interest	—	—	(205)	—	(205)
Taxes paid on settlement of vested share awards	—	—	(484)	—	(484)
Repayment of equipment debt	(41)	—	—	—	(41)
Net change in accounts with affiliates	—	3,251	4,497	(7,748)	—
Exercise of options and purchases from employee stock plans	—	—	620	—	620
Excess income tax benefit from share-based compensation	—	—	64	—	64
Borrowings under revolving loans	—	—	69,500	—	69,500
Repayments of revolving loans	—	—	(69,500)	—	(69,500)

Cash (used in) provided by financing activities	(41)	3,251	4,492	(7,748)	(46)

Effect of foreign currency exchange rates on cash and cash equivalents	—	(194)	—	—	(194)

Net increase (decrease) in cash and cash equivalents	(36,041)	(1,233)	3	—	(37,271)

Cash and cash equivalents at beginning of period	71,939	3,399	—	—	75,338

Cash and cash equivalents at end of period	$35,898	$2,166	$3	$—	$38,067

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary note regarding forward-looking statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2014, and in other securities filings by Great Lakes with the SEC. Furthermore, with regard to a large mine remediation project in Washington State that has been affected by the Wolverine forest fire, the project site has been evacuated causing a delay in work. We are not able to estimate the length of the delay, and an extensive delay has not been factored into our forecasts.

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

General

The Company is the largest provider of dredging services in the United States and a major provider of environmental and remediation services. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 26% of its dredging revenues for the first six months of 2015, above the Company’s prior three year average of 19%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2015, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 61% of dredging revenues, slightly below the Company’s prior three year average of 63%.

The Company’s environmental & remediation subsidiaries provide soil, water and sediment environmental remediation for the state and local and private party markets. Remediation involves the retrieval and removal of contamination from an environment through the use of separation techniques or disposal based on the quantity and severity of the contamination. Besides environmental remediation, the environmental & remediation segment performs industrial cleaning, abatement services and hazardous waste removal. Our recent acquisition of Magnus Pacific (“Magnus”) expands the geographic footprint of our environmental operations to include the U.S. West Coast and broadens our suite of services to include geotechnical contracting capabilities and other environmental solutions. In the first six months of 2015, environmental & remediation revenues accounted for 17% of total revenues.

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

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(86.5)	(85.8)	(89.6)	(86.9)

Gross profit	13.5	14.2	10.4	13.1
General and administrative expenses	6.5	8.6	8.1	9.4
Impairment of goodwill	1.2	—	0.7	—
(Gain) loss on sale of assets — net	—	—	—	—

Operating income	5.8	5.6	1.6	3.7
Interest expense — net	(2.3)	(2.7)	(2.7)	(2.8)
Equity in loss of joint ventures	(1.1)	(0.8)	(0.9)	(0.9)
Gain on bargain purchase acquisition	—	1.2	—	0.6
Other income (expense)	(0.3)	—	(0.3)	—

Income (loss) from continuing operations before income taxes	2.1	3.2	(2.3)	0.6
Income tax (provision) benefit	(1.0)	(1.1)	0.9	(0.2)

Income (loss) from continuing operations	1.1	2.1	(1.4)	0.4
Loss from discontinued operations, net of income taxes	—	(2.9)	—	(2.2)

Net income (loss)	1.1%	(0.8)%	(1.4)%	(1.8)%

Adjusted EBITDA from continuing operations	14.0%	10.7%	9.1%	8.9%

Adjusted EBITDA from continuing operations, as provided herein, represents net income, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(in thousands)
Net income (loss)	$2,724	$(1,437)	$(5,666)	$(6,632)
Loss from discontinued operations, net of income taxes	—	(5,320)	—	(8,059)

Income (loss) from continuing operations	2,724	3,883	(5,666)	1,427
Adjusted for:
Interest expense — net	5,567	5,012	11,197	10,028
Income tax provision (benefit)	2,464	2,097	(3,573)	644
Depreciation and amortization	19,872	11,036	33,025	21,921
Impairment of goodwill	2,750	—	2,750	—
Gain on bargain purchase acquisition	—	(2,197)	—	(2,197)

Adjusted EBITDA from continuing operations	$33,377	$19,831	$37,733	$31,823

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2015	2014	Change	2015	2014	Change
Dredging:
Capital — U.S.	$57,742	$41,694	38.5%	$105,099	$76,169	38.0%
Capital — foreign	47,539	29,181	62.9%	89,238	45,651	95.5%
Coastal protection	51,576	55,889	(7.7)%	71,648	126,609	(43.4)%
Maintenance	26,129	22,340	17.0%	68,276	58,651	16.4%
Rivers & lakes	7,060	8,010	(11.9)%	9,913	11,994	(17.4)%

Total dredging revenues	190,046	157,114	21.0%	344,174	319,074	7.9%
Environmental & remediation*	49,926	29,312	70.3%	71,478	42,042	70.0%
Intersegment revenue	(1,095)	(1,717)	(36.2)%	(2,218)	(2,025)	9.5%

Total revenues	$238,877	$184,709	29.3%	$413,434	$359,091	15.1%

*	Environmental & remediation revenues in 2015 include Magnus which did not operate as part of the Company prior to November 4, 2014.

Total revenue for the 2015 second quarter was $238.9 million, an increase compared to revenue of $184.7 million during the 2014 second quarter. For the six months ended June 30, 2015, total revenue increased to $413.4 million from $359.1 million during the same period in the prior year, an increase of 15%. For the six months ended June 30, 2015, increases in domestic and foreign capital, maintenance and environmental & remediation revenues were slightly offset by decreases in coastal protection and rivers & lakes revenues. Revenue for the 2015 first half includes revenue earned by Magnus which did not operate as part of the Company until November 2014.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased by $16.0 million, or 38%, to $57.7 million, in the 2015 second quarter compared to the same quarter in 2014. For the six months ended June 30, 2015, domestic capital dredging revenue increased $28.9 million, or 38%, compared to the first half of 2014. The increase in domestic capital dredging revenues for the six months ended June 30, 2015 was primarily driven by an LNG port expansion project in Texas as well as work on the port deepening project in Miami, a deepening project on the Delaware River and a project in Maryland. These increases were partially offset by a project in New York that did not repeat in the current year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the second quarter of 2015 foreign dredging revenue was $47.5 million, an increase of $18.4 million, or 63%. Foreign dredging revenue for the first half of 2015 increased by $43.6 million, or 95%, compared to the same period in the prior year. Revenue for the six months ended June 30, 2015 was driven by a project to widen and deepen the Suez Canal. Additionally, the Company worked on a large project in Bahrain and several projects in Brazil during the first half of 2015. In comparison, revenue for the first six months of 2014 was driven by the Wheatstone LNG project in Western Australia and two higher dollar value contracts in Brazil.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue was $51.6 million in the 2015 second quarter, down $4.3 million or 8%, compared to the 2014 second quarter. For the six months ended June 30, 2015, coastal protection revenue was $71.6 million compared to $126.6 million for the six months ended June 30, 2014. During the first six months of 2015, the Company continued to earn revenue on projects in New York and New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy as well as on projects in Florida and Virginia. The Company earned revenues on a greater number of projects in the first six months of 2014, including a larger number of Superstorm Sandy projects as well as a large project in South Carolina that did not repeat during the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue in the second quarter of 2015 increased by $3.8 million, or 17%, compared to the same period in 2014. Maintenance revenue for the six months ended June 30, 2015 was $68.3 million, an increase of $9.6 million, or 16%, from maintenance revenue of $58.7 million for the six months ended June 30, 2014. The increase in maintenance dredging revenues was driven by large projects in Georgia and Louisiana and significant harbor work in Florida and North Carolina. Additionally, the Company earned revenue on a large project in New York which was completed during the 2015 first half. These increases were slightly offset by a greater quantity of projects in the first six months of 2014.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the second quarter of 2015 was $7.1 million, a decrease of $1.0 million or 12% compared to the second quarter of 2014. Rivers & lakes revenue for the six months ended June 30, 2015 and 2014 was $9.9 million and $12.0 million, respectively. During the 2015 first half, revenue was driven by a private project in Florida and large lake project in Illinois. Additionally, the Company worked on projects in Iowa and Kansas during the first six months of 2015. These revenues were offset by a greater number of projects during the same period in the prior year, including a large private project in Florida and a project in Nebraska that did not repeat in the current year.

The environmental & remediation segment recorded revenues of $49.9 million for the three months ended June 30, 2015, up 70% compared to $29.3 million for the same period in 2014. For the six months ended June 30, 2015, environment & remediation revenue was $71.5 million compared to $42.0 million for the six months ended June 30, 2014. The increase is attributable to revenue earned by Magnus which did not become part of the Company until the fourth quarter of 2014. This increase was slightly offset by a decline in revenue in the Company’s existing environmental & remediation business.

Consolidated gross profit for the 2015 second quarter increased by 23% to $32.3 million, from $26.2 million in the second quarter of 2014. Gross profit margin (gross profit divided by revenue) for the 2015 second quarter decreased to 13.5% from 14.2% for the three months ended June 30, 2014. Consolidated gross profit for the six months ended June 30, 2015 decreased to $43.0 million from $47.1 million for the same period in the prior year. Gross profit margin for the first half of 2015 decreased to 10.4% from 13.1% for the first six months of 2014. The decrease in gross profit margin for the six months ended June 30, 2015 is mostly attributable to contract losses of $2.1 million at a site redevelopment project, contract losses resulting from pending change orders and increased operating overhead costs, primarily due to increased personnel costs, in the environmental & remediation segment. These decreases were partially offset by strong contract margin on our Suez Canal project, project mix and improved fleet utilization, resulting in greater fixed cost coverage, in our dredging segment.

General and administrative expenses totaled $15.5 million for the quarter ended June 30, 2015, slightly lower than general and administrative expenses of $15.9 million in the second quarter of 2014. For the six months ended June 30, 2015, general and administrative expenses totaled $33.5 million and $33.8 million, respectively. In the first half of 2015, a reduction in the value of the Magnus seller note payable of $7.0 million and a decrease in legal and professional fees of $0.3 million was mostly offset by higher payroll and benefit expenses of $4.4 million and increased amortization expense of $3.1 million, mostly related to the Magnus acquisition.

Operating income for the three months ended June 30, 2015 was $14.0 million, an increase of $3.7 million, compared to operating income of $10.3 million in the same period of 2014. Operating income for the six months ended June 30, 2015 decreased $6.4 million, or 49%, to $6.7 million from $13.2 million for the six months ended June 30, 2014. The change in the Company’s operating income for the first two quarters of 2015 was attributable to the decrease in gross profit described above. The Company recorded a $2.8 million goodwill impairment charge at the Terra reporting unit during the second quarter of 2015 which further added to the decline in operating income. See Note 6 in the notes to condensed consolidated financial statements.

Net interest expense totaled $5.6 million for the three months ended June 30, 2015, up from interest expense of $5.0 million from the same period of 2014. Net interest expense for the 2015 first half increased $1.2 million, or 12%, to $11.2 million compared to $10.0 million in the first half of 2014. Net interest expense for the first six months of 2015 was up compared to the same period in the prior year due to interest expense associated with the new senior secured term loan facility (“Term Loan Facility”) and higher amortization of deferred financing fees. These expenses were slightly offset by lower interest expense related to the Company’s revolving credit facility during the current year.

The income tax provision for the three months ended June 30, 2015 was $2.5 million compared to $2.1 million for the 2014 second quarter. The income tax benefit for the six months ended June 30, 2015 was $3.6 million compared to an income tax provision of $0.6 million for the same period of 2014. The change in the income tax expense for the 2015 first half was attributable to the lower taxable operating income in 2015 as compared to the same period in the prior year. The effective tax rate for the six months ended June 30, 2015 was 38.7%, which is above the effective tax rate of 31.1% for the same period of 2014 due to larger tax credits allowed in 2014. The Company expects the tax rate for the full year before consideration of nondeductible pretax items to remain near 40%.

Net income from continuing operations was $2.7 million and the earnings per diluted share was $0.05 for the 2015 second quarter compared to net income from continuing operations of $3.9 million and earnings per diluted share of $0.06 for the same period of 2014. Net loss from continuing operations was $5.7 million and loss per diluted share was $0.09 for the six months ended June 30, 2015 compared to net income from continuing operations of $1.4 million and earnings per diluted share of $0.02 for the first half of 2014. The decrease in net income from continuing operations through the first two quarters of 2015 is due to lower operating income described above. Net loss from continuing operations includes an additional $2.6 million recorded to equity in loss of joint ventures in the second quarter of 2015 related to losses at two of our joint ventures. Additionally, during the first six months of 2014, the Company recognized a $2.2 million noncash bargain purchase gain which did not repeat during the current year. The decrease in operating income in 2015 was partially offset by the increase in income tax provision for the first six months of 2015.

Adjusted EBITDA from continuing operations (as defined on page 29) for the three months ended June 30, 2015 and 2014 was $33.4 million and $19.8 million, respectively. Adjusted EBITDA from continuing operations for the six months ended June 30, 2015 was $37.7 million compared with $31.8 million in the same 2014 period. This increase is primarily driven by higher depreciation and amortization expenses during the current year, slightly offset by the lower operating income described above.

Results by segment

Dredging

Dredging segment revenues for the quarter ended June 30, 2015 were $190.0 million compared to $157.1 million for the quarter ended June 30, 2014. Dredging revenues for the six months ended June 30, 2015 were $344.2 million compared to $319.1 million for the same period of 2014. The dredging segment for the six months ended June 30, 2015 included increases in domestic and foreign capital and maintenance revenues which were partially offset by decreases in coastal protection and rivers & lakes revenues. Current year revenues were driven by a project to widen and deepen the Suez Canal, an LNG port expansion project in Texas, several port deepening projects, including PortMiami, large maintenance projects in Georgia and Louisiana and significant harbor work in Florida and North Carolina. In comparison, dredging revenues in the first half of 2014 included a larger number of Superstorm Sandy projects as well as a large project in South Carolina that did not repeat during the current year.

Dredging segment gross profit margin for the three months ended June 30, 2015 increased to 16.0% from 14.4% in the three months ended June 30, 2014. Gross profit margin in the dredging segment was 14.1% for the six months ended June 30, 2015 compared to a gross profit margin of 13.6% for the same period in the prior year. Strong contract margin on our Suez project, project mix and improved fleet utilization, resulting in greater fixed cost coverage, partially offset the tightening of margin on some projects due to mechanical downtime. During the six months ended June 30, 2014, the Company experienced lower utilization in the Middle East which negatively impacted gross profit margin.

Operating income at the dredging segment for the three months ended June 30, 2015 increased $7.1 million, or 65%, to $18.1 million from $11.0 million for the same period in the prior year. Dredging segment operating income was $26.0 million for the six months ended June 30, 2015 compared to operating income of $18.4 million for the six months ended June 30, 2014. The increase in operating income is result of the increase in gross profit, described above, as well as a decrease in administrative charges related to labor expenses and legal expenses.

Environmental & remediation

Environmental & remediation segment revenues for the quarter ended June 30, 2015 were $49.9 million, an increase of $20.6 million, or 70%, compared to $29.3 million for the three months ended June 30, 2014. Environmental & remediation revenues for the six months ended June 30, 2015 and 2014 were $71.5 million and $42.0 million, respectively. Environmental & remediation revenues for the first six months of 2015 were up compared to the same period in the prior year due to revenue earned by Magnus which was acquired in November 2014. This increase was slightly offset by a decline in revenue in the Company’s existing environmental & remediation business.

For the three months ended June 30, 2015 and 2014, the environmental & remediation segment had a gross profit margin of 3.8% and 12.4%, respectively. The environmental & remediation segment had a negative gross profit margin of 7.9% for the six months ended June 30, 2015 and a gross profit margin of 8.8% for the same period in the prior year. The decline in gross profit margin for the six months ended June 30, 2015 was attributable to contract losses of $2.1 million at a site redevelopment project, contract losses resulting from pending change orders and higher operating overhead costs, primarily due to increased personnel costs, compared to the same period in the prior year.

The environmental & remediation segment experienced an operating loss of $4.1 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. The environmental & remediation segment had an operating loss of $19.3 million for the six months ended June 30, 2015, compared to an operating loss of $5.3 million for the same period of 2014. The change in operating loss for the six months ended June 30, 2015 is the result of the decline in gross profit margin, as described above, an increase in amortization expense of $3.1 million, mostly attributable to the Magnus acquisition in November 2014 and a $2.8 million goodwill impairment charge recorded at the Terra reporting unit during the second quarter of 2015. Further, increases in payroll and benefits of $3.9 million, technical and consulting expenses of $0.5 million and legal and professional fees of $0.8 million negatively impacted operating income for the 2015 first half. These increases in general and administrative expenses were slightly offset by a reduction in the value of the Magnus seller note payable of $7.0 million.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

Backlog (in thousands)	June 30, 2015	December 31, 2014		June 30, 2014
Dredging:
Capital — U.S.	$253,462	$135,801		$183,467
Capital — foreign	55,599	131,489		68,328
Coastal protection	178,560	211,101		56,896
Maintenance	28,990	25,108		41,585
Rivers & lakes	85,939	90,708		106,076

Dredging Backlog	602,550	594,207		456,352
Environmental & remediation	149,498	75,349	*	52,072

Total Backlog	$752,048	$669,556		$508,424

*	December 31, 2014 environmental & remediation backlog includes backlog acquired by the Company on November 4, 2014 in connection with the Magnus acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 61% of the Company’s June 30, 2015 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2015 second quarter totaled $201.0 million, resulting in $449.6 million of work awarded in the first six months of 2015. This represents a decrease of $126.3 million compared to the first six months of 2014. The bid market for the six months ended June 30, 2015 decreased from the prior year primarily due to award of Lake Decatur as well as projects for the Bayport Ship Channel and deepening the Delaware River in the prior year. In the first half of 2015, $68 million fewer capital projects were let to bid. Of the $240 million in capital projects awarded in 2015, the Company was awarded the $135 million Savannah Harbor deepening project and a $77 million coastal restoration project in Louisiana. Additionally, the Company was awarded several maintenance projects as well as coastal protection projects in New York and Louisiana. Including these awards, the Company won 55%, or $29.7 million of the coastal protection projects awarded through June 30, 2015. For the contracts released in the current year, the Company won 96% or $230.6 million of the domestic capital projects, 44% or $66.8 million of the maintenance projects and 57% or $2.6 million of the rivers & lakes projects awarded through June 30, 2015. The Company won 73% of the overall domestic bid market through June 30, 2015, which is above the Company’s prior three year average of 43%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $602.6 million at June 30, 2015 compared to $594.2 million of backlog at December 31, 2014. These amounts do not reflect approximately $43.6 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2015. At December 31, 2014 the amount of domestic low bids and options pending award was $113.5 million.

Domestic capital dredging backlog at June 30, 2015 was $117.7 million higher than at December 31, 2014. During the first six months of 2015, the Company continued to earn revenue on the PortMiami project as well as the Delaware River deepening project and a private LNG port expansion project in Texas. Additionally, the Company was awarded the Savannah Harbor deepening project in the 2015 first quarter and two barrier island reclamation projects in Louisiana, including Shell Island West, during the 2015 second quarter. In the second quarter of 2015, five Gulf coast states, the U.S. Government and BP reached an $18.7 billion settlement related to the Deepwater Horizon oil spill that resolves many of the Clean Water Act penalties. Several other vendors related to the oil spill have already reached deals that resolve their claims in the disaster. Many of the Gulf states previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid.

Foreign capital dredging backlog was down $75.9 million from December 31, 2014. The decline in backlog during the current year is due to revenue earned on the Suez Canal project as well as on projects in the Middle East and Brazil during the first half of 2015. The Company was awarded three projects in Brazil during the first six months of the year which contributed to current year backlog. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism all of which are expected to add nearly 400 viable dredging projects over the next six years. Besides the Middle East, the Company continues to pursue ancillary work in Brazil and South America where we have positioned a clamshell dredge and operate as a reputable regional provider. The Company expects the additional opportunities globally to provide a continued source of future international dredging revenue.

Coastal protection dredging backlog at June 30, 2015 was $32.5 million lower than at December 31, 2014. During the six months in 2015, the Company earned revenue on a large project in Florida in addition to several coastal protection projects in New York and New Jersey that were in backlog at December 31, 2014. Subsequent to the end of the quarter, the Company was low bidder on another project in Florida and has several options on current projects in backlog that will add to backlog as they are awarded. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating the new dredging projects along the coast to extend through the first half of 2016. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms.

Maintenance dredging backlog was up $3.9 million from December 31, 2014. During the first six months of 2015, the Company earned revenue on three harbor maintenance projects including the Wilmington Harbor as well as two harbor projects in Florida that were in backlog at year end. Other maintenance projects in Georgia, Louisiana, Maryland and New York, which were awarded in 2015, contributed to the revenue for the six months ended June 30, 2015. The Water Resources Reform and Development Act (WRRDA) calls for full use of Harbor Maintenance Trust Fund (“HMTF”) within ten years for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Through the increased appropriation of HMTF monies, the Corps has substantially increased projects for maintenance dredging in 2015 and the Company anticipates an increase in harbor projects to be let to bid throughout the government’s current fiscal year and beyond.

Rivers & lakes backlog is $4.8 million lower at June 30, 2015 than at December 31, 2014 as the Company continues to earn revenue on its large lake project in Illinois during the first six months of 2015. The Corps’ work plan for 2015 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream, in addition to planned levee repair along the Mississippi River.

Environmental & remediation services backlog has increased $74.1 million from December 31, 2014. The increase was primarily driven by the award of remediation projects in Washington and Louisiana in the first three months of 2015. The Company continued to earn revenue on a remediation project and an abatement project in New Jersey. The Company’s acquisition of Magnus expands the geographic footprint of our environmental operations to include the U.S. West Coast and broadens our suite of services to include geotechnical contracting capabilities and other environmental solutions.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities of continuing operations for the six months ended June 30, 2015 and 2014 totaled $(6.9) million and $15.0 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in the current year from the six months ended June 30, 2014 was driven by decline in net income during the current year. Further, during the first half of 2015, the Company recorded a reduction in the fair value of the Magnus seller note payable of $7.0 million to zero, in addition to reductions in interest and other contingent consideration. In comparison, the Company received a tax refund as well as payment on a project at one of our joint ventures during the 2014 first quarter which did not repeat in the current year.

The Company’s net cash flows used in investing activities of continuing operations for the first six months of 2015 and 2014 totaled $36.7 million and $53.3 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the six months ended June 30, 2015, the Company spent $12.1 million on the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), compared to $23.5 million in the same period in the prior year. Further contributing to the change in cash flows used in investing activities, the Company paid $3.1 million related to a vendor performance obligation as a result of a settlement agreement and $2.0 million for a small asset acquisition during the first six months of 2014.

The Company’s net cash flows provided by financing activities of continuing operations for the six months ended June 30, 2015 and 2014 totaled $15.9 million and no change, respectively. The change in net cash flows from financing activities is primarily due to net borrowings on the Company’s revolver during the first six months of 2015 of $18.0 million, compared to no net borrowings for the same period in the prior year. Additionally, the Company made payments of $2.5 million on the senior secured term loan facility (“Term Loan Facility”) during the 2015 first half.

On June 4, 2012, the Company entered into a senior revolving credit agreement (as subsequently amended, the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $210 million, multicurrency borrowings up to a $50 million sublimit and swingline loans up to a $10 million sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15 million. This feature is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions.

Depending on the Company’s consolidated leverage ratio (as defined in the Credit Agreement), borrowings under the revolving credit facility will bear interest at the option of the Company of either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. The Credit Agreement requires the Company to maintain a net leverage ratio less than or equal to 4.50 to 1.00 as of the end of each fiscal quarter and a minimum fixed charge coverage ratio of 1.25 to 1.00.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of June 30, 2015, the Company had $18.0 million of borrowings on the revolver and $110.5 million of letters of credit outstanding, resulting in $81.5 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At June 30, 2015, the Company was in compliance with its various covenants under the Credit Agreement.

On November 4, 2014, the Company entered into a Term Loan Facility consisting of a term loan in an aggregate principal amount of $50 million, with the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Company has borrowed an aggregate principal amount of $46.8 million. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s ATB.

The Term Loan Facility has a term of 5 years. The borrowings under the Term Loan Facility bear interest at a fixed rate of 4.655% per annum. If an event of default occurs under the Loan Agreement, the interest rate will increase by 2.00% per annum during the continuance of such event of default.

The Term Loan Facility provides for monthly amortization payments, payable in arrears, which commenced on December 4, 2014, at an annual amount of (i) approximately 10% of the principal amount of the Term Loan Facility during the first two years of the term, (ii) approximately 20% of the principal amount of the Term Loan Facility during the third and fourth years of the term, and (iii) approximately 25% of the principal amount of the Term Loan Facility during the final year of the term, with the remainder due on the maturity date of the facility. In addition, the Company may optionally prepay the Term Loan Facility in whole or in part at any time, subject to a minimum prepayment amount.

The Loan Agreement includes customary representations, affirmative and negative covenants and events of default for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At June 30, 2015, the Company had outstanding performance bonds totaling approximately $1,244.8 million, of which $53.5 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $526.6 million.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project.

In January 2011, the Company issued $250 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. Approximately $180 million of the net proceeds from the original issuance of the senior notes were used to prepay all of the Company’s 7.75% senior subordinated notes due December 2013, including prepayment premiums and accrued and unpaid interest. In November 2014, the Company issued an additional $25 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. The proceeds from this issuance were used to repay indebtedness incurred under out senior secured revolving credit facility in connection with the acquisition of Magnus, and for general corporate purposes. The indenture governing the senior notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture governing the senior notes.

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Brazilian Real and Australian Dollar, is reflected in the cumulative translation adjustment — net within accumulated other comprehensive loss. Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

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

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America which are described in Note 1 to the Company’s December 31, 2014 Consolidated Financial Statements included on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of June 30, 2015 has not materially changed since December 31, 2014. The market risk profile of the Company on December 31, 2014 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 9 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

In addition, we are in discussions with the Environmental Protection Agency (“EPA”) relating to a project we performed at the Mayport Naval Station from 2010-2012. The EPA is alleging violations of Section 105 of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”) and failure to report violations of the MPRSA.

Item 1A.	Risk Factors.

There have been no material changes, except for the following, during the six months ended June 30, 2015 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, dated as of May 14, 2015. (1)

10.1	Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and David E. Simonelli, dated as of May 8, 2014. †*

10.2	Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and Kyle D. Johnson, dated as of May 8, 2014.†*

10.3	First Rider to the General Agreement of Indemnity, dated as of June 4, 2012, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 20, 2015 (Commission file no. 001-33225).
*	Filed herewith.
†	Compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/S/ MARK W. MARINKO
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 4, 2015

EXHIBIT INDEX

Number	Document Description

3.1	Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, dated as of May 14, 2015. (1)

10.1	Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and David E. Simonelli, dated as of May 8, 2014. †*

10.2	Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and Kyle D. Johnson, dated as of May 8, 2014. †*

10.3	First Rider to the General Agreement of Indemnity, dated as of June 4, 2012, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 20, 2015 (Commission file no. 001-33225).
*	Filed herewith.
†	Compensatory plan or arrangement.