Form 10-K/A
period 2014-12-31
Great Lakes Dredge & Dock CORP
filed 2015-09-24
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of February 27, 2015, 60,236,620 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement filed with the Securities and Exchange Commission in connection with the 2015 Annual Meeting of Stockholders.

GREAT LAKES DREDGE & DOCK CORPORATION FORM 10-K/A

EXPLANATORY NOTE

Great Lakes Dredge & Dock Corporation (“Great Lakes”) is filing this Amendment No. 2 (this “Amendment No. 2”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed on March 6, 2015 (the “Original 10-K Filing”) and amended by Amendment No. 1 to the Original 10-K Filing, which was filed on March 27, 2015, for the sole purpose of filing a revised redacted version of Exhibit 10.30 and resubmitting Exhibits 10.31 and 10.45 (in the form originally filed), reflecting a change to Great Lakes’ confidential treatment request with respect to a portion of Exhibit 10.30. Accordingly, Exhibit 10.30 to this Amendment No. 2 supersedes and replaces in its entirety Exhibit 10.30 to the Original 10-K Filing.

Additionally, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by Great Lakes’ principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amendment No. 2.

Except as described in this Explanatory Note, no other portions of the Original 10-K Filing, as amended, are being supplemented or amended by this Amendment No. 2. In addition, this Amendment No. 2 has not been updated for events or information subsequent to the date of filing of the Original 10-K Filing, as amended, except in connection with the foregoing. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the SEC subsequent to the filing of the Original 10-K Filing, as amended.

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

Great Lakes Dredge & Dock Corporation (registrant)

By:	/s/ Jonathan W. Berger
Jonathan W. Berger Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 24, 2015

I. EXHIBIT INDEX

Number	Document Description

10.30	Share Purchase Agreement, dated November 4, 2014, among Great Lakes Environmental and Infrastructure Solutions, LLC and Magnus Pacific Corporation.#*

10.31	Promissory Note, dated November 4, 2014, made and delivered by Great Lakes Dredge & Dock Company in favor of prior Holders of Magnus Pacific Corporation shares.#*

10.45	Loan Agreement, dated as of November 4, 2014, by and among Great Lakes Dredge & Dock Corporation, as Borrower, the Lenders from time to time party thereto and Bank of America, N.A. as Administrative Agent.#*

31.5	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.6	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
#	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC.