Form 10-Q
period 2015-09-30
Great Lakes Dredge & Dock CORP
filed 2015-11-04
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, 60,446,628 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2015

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,421	$42,389
Accounts receivable—net	143,884	113,188
Contract revenues in excess of billings	66,759	82,557
Inventories	37,250	34,735
Prepaid expenses and other current assets	76,871	69,375
Total current assets	334,185	342,244

PROPERTY AND EQUIPMENT—Net	423,157	399,445
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	86,900	95,289
INVENTORIES—Noncurrent	37,508	36,262
INVESTMENTS IN JOINT VENTURES	12,319	7,889
OTHER	11,902	12,105
TOTAL	$905,971	$893,234

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,961	$119,971
Accrued expenses	63,978	70,041
Billings in excess of contract revenues	6,451	4,639
Current portion of long term debt	8,369	5,859
Total current liabilities	188,759	200,510

7 3/8% SENIOR NOTES	274,902	274,880
REVOLVING CREDIT FACILITY	28,000	—
NOTES PAYABLE	52,108	49,497
DEFERRED INCOME TAXES	89,255	92,007
OTHER	20,864	20,377
Total liabilities	653,888	637,271

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 60,447 and 60,170 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	6	6
Treasury stock, at cost	(1,107)	—
Additional paid-in capital	282,141	278,166
Accumulated deficit	(26,829)	(21,475)
Accumulated other comprehensive loss	(2,128)	(734)
Total equity	252,083	255,963
TOTAL	$905,971	$893,234

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Contract revenues	$220,802	$202,198	$634,236	$561,289
Costs of contract revenues	196,717	177,739	567,182	489,720
Gross profit	24,085	24,459	67,054	71,569
General and administrative expenses	15,277	16,062	48,768	49,850
Impairment of goodwill	—	—	2,750	—
(Gain) loss on sale of assets—net	(884)	390	(887)	558
Operating income	9,692	8,007	16,423	21,161
Interest expense—net	(7,293)	(4,702)	(18,490)	(14,730)
Equity in loss of joint ventures	(2,051)	(5,785)	(5,765)	(9,063)
Gain on bargain purchase acquisition	—	—	—	2,197
Other income (expense)	706	384	(353)	410
Income (loss) from continuing operations before income taxes	1,054	(2,096)	(8,185)	(25)
Income tax (provision) benefit	(742)	1,069	2,831	425
Income (loss) from continuing operations	312	(1,027)	(5,354)	400
Loss from discontinued operations, net of income taxes	—	(1,059)	—	(9,118)
Net income (loss)	$312	$(2,086)	$(5,354)	$(8,718)

Basic earnings (loss) per share attributable to continuing operations	—	(0.01)	(0.09)	0.01
Basic loss per share attributable to discontinued operations, net of tax	—	(0.02)	—	(0.15)
Basic loss per share	$—	$(0.03)	$(0.09)	$(0.14)
Basic weighted average shares	60,496	60,040	60,411	59,870

Diluted earnings (loss) per share attributable to continuing operations	—	(0.01)	(0.09)	0.01
Diluted loss per share attributable to discontinued operations, net of tax	—	(0.02)	—	(0.15)
Diluted loss per share	$—	$(0.03)	$(0.09)	$(0.14)
Diluted weighted average shares	60,841	60,040	60,411	60,491

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$312	$(2,086)	$(5,354)	$(8,718)
Currency translation adjustment—net of tax (1)	(639)	(416)	(1,394)	(389)
Net unrealized gain on derivatives—net of tax (2)	—	(169)	—	(199)
Other comprehensive loss—net of tax	(639)	(585)	(1,394)	(588)
Comprehensive loss	$(327)	$(2,671)	$(6,748)	$(9,306)

(1)	Net of income tax benefit of $422 and $276 for the three months ended September 30, 2015 and 2014, respectively and $922 and $259 for nine months ended September 30, 2015 and 2014, respectively.
(2)	Net of income tax expense of $111 and $132 for the three and nine months ended September 30, 2014, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders
						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit	Loss	Interests	Total

BALANCE—January 1, 2015	60,170	$6	$—	$278,166	$(21,475)	$(734)	$—	$255,963

Share-based compensation	124	—	—	2,897	—	—	—	2,897
Vesting of restricted stock units, including impact of shares withheld for taxes	98	—	—	(265)	—	—	—	(265)
Exercise of options and purchases from employee stock plans	268	—	—	1,356	—	—	—	1,356
Excess income tax benefit from share-based compensation	—	—	—	(13)	—	—	—	(13)
Purchase of treasury stock	(213)		(1,107)	—	—	—	—	(1,107)
Net loss	—	—	—	—	(5,354)	—	—	(5,354)
Other comprehensive loss—net of tax	—	—	—	—	—	(1,394)	—	(1,394)

BALANCE—September 30, 2015	60,447	$6	$(1,107)	$282,141	$(26,829)	$(2,128)	$—	$252,083

	Great Lakes Dredge & Dock Corporation shareholders
						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Stock	Capital	Deficit	Loss	Interests	Total

BALANCE—January 1, 2014	59,670	$6	$—	$275,183	$(31,770)	$(473)	$(845)	$242,101

Share-based compensation	94	—	—	1,816	—	—	—	1,816
Vesting of restricted stock units, including impact of shares withheld for taxes	107	—	—	(501)	—	—	—	(501)
Exercise of options and purchases from employee stock plans	265	—	—	1,542	—	—	—	1,542
Excess income tax benefit from share-based compensation	—	—	—	45	—	—	—	45
Purchase of noncontrolling interest	—	—	—	(988)	—	—	845	(143)
Net loss	—	—	—	—	(8,718)	—	—	(8,718)
Other comprehensive loss—net of tax	—	—	—	—	—	(588)	—	(588)
BALANCE—September 30, 2014	60,136	$6	$—	$277,097	$(40,488)	$(1,061)	$—	$235,554

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(5,354)	$(8,718)
Loss from discontinued operations, net of income taxes	—	(9,118)
Income (loss) from continuing operations	(5,354)	400
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	47,747	32,744
Equity in loss of joint ventures	(3,402)	9,063
Cash distributions from joint ventures	2,500	—
Deferred income taxes	(3,031)	(11,034)
(Gain) loss on sale of assets	(887)	558
Impairment of goodwill	2,750	—
Gain on bargain purchase acquisition	—	(2,197)
Gain on adjustment of contingent consideration	(8,444)	—
Amortization of deferred financing fees	2,126	1,036
Unrealized net gain from mark-to-market valuations of derivatives	(1,479)	1,051
Unrealized foreign currency gain	(1,076)	(561)
Share-based compensation expense	2,897	1,816
Excess income tax benefit from share-based compensation	13	(45)
Changes in assets and liabilities:
Accounts receivable	(31,819)	(3,791)
Contract revenues in excess of billings	14,328	(18,292)
Inventories	(3,761)	504
Prepaid expenses and other current assets	(6,727)	(2,743)
Accounts payable and accrued expenses	(9,896)	10,927
Billings in excess of contract revenues	1,657	(1,776)
Other noncurrent assets and liabilities	(2,039)	(2,369)
Net cash flows provided by (used in) operating activities of continuing operations	(3,897)	15,291
Net cash flows used in operating activities of discontinued operations	—	(5,024)
Cash provided by (used in) operating activities	(3,897)	10,267

INVESTING ACTIVITIES:
Purchases of property and equipment	(53,394)	(66,433)
Proceeds from dispositions of property and equipment	1,167	1,614
Payments on vendor performance obligations (Note 9)	—	(3,100)
Payments for acquisitions of businesses	—	(2,048)
Net cash flows used in investing activities of continuing operations	(52,227)	(69,967)
Net cash flows provided by investing activities of discontinued operations	—	5,275
Cash used in investing activities	(52,227)	(64,692)

FINANCING ACTIVITIES:
Deferred financing fees	(29)	(845)
Repayments of long term note payable	(488)	—
Taxes paid on settlement of vested share awards	(265)	(501)
Repayments of term loan facility	(3,750)	—
Repayments of equipment debt	(853)	(121)
Proceeds from equipment debt	410	—
Purchase of noncontrolling interest	—	(205)
Exercise of options and purchases from employee stock plans	1,356	1,542
Excess income tax benefit from share-based compensation	(13)	45
Treasury stock	(1,107)	—
Borrowings under revolving loans	146,000	105,000
Repayments of revolving loans	(118,000)	(105,000)
Net cash provided by (used in) financing activities	23,261	(85)
Effect of foreign currency exchange rates on cash and cash equivalents	(105)	260
Net decrease in cash and cash equivalents	(32,968)	(54,250)
Cash and cash equivalents at beginning of period	42,389	75,338
Cash and cash equivalents at end of period	$9,421	$21,088

Supplemental Cash Flow Information
Cash paid for interest	$23,645	$18,936
Cash paid (refunded) for income taxes	$987	$(9,364)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$4,981	$18,401
Property and equipment purchased on capital leases and equipment notes	$2,190	$1,616
Purchase of noncontrolling interest	$—	$988
Property and equipment purchased on notes payable	$15,569	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2015, and its results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 have been included.

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

The Company has three operating segments that, through aggregation, comprise two reportable segments: dredging and environmental & remediation. Three operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s three reporting units. Due to a decline in the overall financial performance and declining cash flows in the Terra Contracting Services, LLC (“Terra”) reporting unit, the Company concluded there was a triggering event that required an interim impairment test for the reporting unit in the second quarter of 2015 and recorded a goodwill impairment charge of $2,750 during the quarter ended June 30, 2015. This impairment of goodwill is discussed in Note 6. The Company performed its most recent annual test of impairment as of July 1, 2015 for the remaining goodwill with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2016.

In connection with the acquisition of Magnus Pacific (“Magnus”) in the fourth quarter of 2014, the Company issued a secured promissory note to the former owners of Magnus which has terms that could reduce the amount owed based on minimum EBITDA expectations. The Company remeasures the fair value of the promissory note at each reporting period based on projections of the earnings target for the business. Based on the Company’s projections at June 30, 2015, Magnus is not expected to reach the minimum EBITDA threshold for 2015 designated in the secured promissory note; therefore, during the second quarter of 2015, the Company reduced the remaining fair value by $7,013 to zero and the corresponding change is reflected in general and administrative expenses.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standard Update No. 2015-03 (“ASU 2015-03”), Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for fiscal years beginning after December 15, 2015, and is required to be applied retrospectively. The Company does not expect a material impact to our consolidated financial statements as a result of such requirement.

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

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the nine months ended September 30, 2015, the dilutive effect of 462 thousand stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during this period. For the three months ended September 30, 2014, the dilutive effect of 521 thousand stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during this period. For the three months ended September 30, 2015, 1,170 thousand stock options or restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. For the nine months ended September 30, 2014, 500 thousand stock options or restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method. The computations for basic and diluted earnings (loss) per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$312	$(1,027)	$(5,354)	$400
Loss on discontinued operations, net of income taxes	—	(1,059)	—	(9,118)
Net income (loss)	312	(2,086)	(5,354)	(8,718)

Weighted-average common shares outstanding — basic	60,496	60,040	60,411	59,870
Effect of stock options and restricted stock units	345	—	—	621

Weighted-average common shares outstanding — diluted	60,841	60,040	60,411	60,491

Earnings (loss) per share from continuing operations — basic	$—	$(0.01)	$(0.09)	$0.01
Earnings (loss) per share from continuing operations — diluted	$—	$(0.01)	$(0.09)	$0.01

3.	Accounts receivable and contracts in progress

Accounts receivable at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
Completed contracts	$26,672	$15,342
Contracts in progress	92,298	72,459
Retainage	27,445	27,371
	146,415	115,172
Allowance for doubtful accounts	(678)	(578)

Total accounts receivable—net	$145,737	$114,594

Current portion of accounts receivable—net	$143,884	$113,188
Long-term accounts receivable and retainage	1,853	1,406
Total accounts receivable—net	$145,737	$114,594

The components of contracts in progress at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$626,318	$833,368
Amounts billed	(572,687)	(759,877)
Costs and earnings in excess of billings for contracts in progress	53,631	73,491

Costs and earnings in excess of billings for completed contracts	13,128	9,066

Total contract revenues in excess of billings	$66,759	$82,557

Billings in excess of costs and earnings:
Amounts billed	$(90,640)	$(181,698)
Costs and earnings for contracts in progress	84,189	177,059

Total billings in excess of contract revenues	$(6,451)	$(4,639)

4.	Accrued expenses

Accrued expenses at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014

Insurance	$17,408	$16,778
Accumulated deficit in joint ventures	13,919	10,383
Payroll and employee benefits	10,246	8,808
Income and other taxes	4,252	5,857
Interest	3,984	8,270
Percentage of completion adjustment	2,829	1,870
Fuel hedge contracts	1,550	3,029
Other	9,790	15,046
Total accrued expenses	$63,978	$70,041

5.	Long-term debt

Credit Agreement

On June 4, 2012, the Company entered into a senior revolving credit agreement (as subsequently amended, the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $210,000, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15,000. This feature is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions. The Credit Agreement is collateralized by a substantial portion of the Company’s operating equipment with a net book value at September 30, 2015 of $151,593.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of September 30, 2015, the Company had $28,000 of borrowings on the revolver and $81,323 of letters of credit outstanding, resulting in $100,677 of availability under the Credit Agreement. At September 30, 2015, the Company was in compliance with its various financial covenants under the Credit Agreement.

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

The Loan Agreement includes customary representations, affirmative and negative covenants and events of default for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement. The Term Loan Facility is collateralized by a portion of the Company’s operating equipment with a net book value at September 30, 2015 of $49,838.

Senior notes

The Company has outstanding $275,000 of 7.375% senior notes due February 2019. There is an optional redemption on all notes. The redemption prices are 103.7% in 2015, 101.8% in 2016 and 100% in any year following, until the notes mature in 2019.  Interest is paid semi-annually and principal is due at maturity.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment.  During the first quarter of 2015, the Company financed the $15,569 acquisition of a vessel previously under an operating lease with a note bearing interest at 5.75% to maturity in 2023.  The current portion of all equipment notes is $3,239. The long term portion is $14,361 and is included in notes payable.

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

Management determined that the Terra reporting unit’s implied fair value of goodwill was below the carrying value as of June 30, 2015. As a result, the Company recorded an impairment charge of $2,750 in the second quarter of 2015.

The Company performed its annual goodwill impairment test for the remaining reporting units in the third quarter and no additional impairment was recorded for the nine months ended September 30, 2015.

The change in the carrying value of goodwill for the period ended September 30, 2015 is as follows:

	Dredging Segment	Environmental & Remediation Segment	Total
Balance — December 31, 2014	$76,576	$9,750	$86,326

Impairment of goodwill	—	(2,750)	(2,750)

BALANCE—September 30, 2015	$76,576	$7,000	$83,576

7.	Fair value measurements

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

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,550	$—	$1,550	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$3,029	$—	$3,029	$—

Foreign exchange contracts

The Company has exposure to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At September 30, 2015, there were no outstanding contracts.

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

As of September 30, 2015, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through August 2016. As of September 30, 2015, there were 8.0 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through August 2016. Under these swap agreements, the Company will pay fixed prices ranging from $1.67 to $2.11 per gallon.

At September 30, 2015 and December 31, 2014, the fair value liability of the fuel hedge contracts was estimated to be $1,550 and $3,029, respectively, and is recorded in accrued expenses. Changes in the fair value of fuel hedge contracts being recorded in the Statement of Operations are recorded as cost of contract revenues. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of September 30, 2015 and December 31, 2014 is as follows:

		Fair Value at
		September 30,	December 31,
	Balance Sheet Location	2015	2014
Liability derivatives:
Derivatives not designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$1,550	$3,029

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2015
Goodwill
Balance at January 1,	$86,326
Impairment of goodwill	(2,750)
Balance at September 30,	$83,576

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cumulative translation adjustments—net of tax	$(639)	$(416)	$(1,394)	$(389)
Derivatives:
Reclassification of derivative gains to earnings—net of tax	—	(306)	—	(332)
Change in fair value of derivatives—net of tax	—	136	—	132
Net unrealized gain on derivatives—net of tax	—	(169)	—	(199)
Total other comprehensive loss	$(639)	$(585)	$(1,394)	$(588)

Adjustments reclassified from accumulated balances of other comprehensive loss to earnings are as follows:

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
	Statement of Operations Location	2014	2014
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(241)	$(286)
	Income tax benefit	65	46
		$(306)	$(332)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. The Company entered into a senior secured term loan facility in November 2014 that approximates fair value based upon stable market interest rates and Company credit ratings from inception to year end. In January 2011 and again in November 2014, the Company issued a total of $275,000 of 7.375% senior notes due February 1, 2019, which were outstanding at September 30, 2015 (See Note 5). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $275,688 at September 30, 2015, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets.

8.	Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In March 2015, the Company granted 698 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $839 and $828 for the three months ended September 30, 2015 and 2014, respectively and $2,897 and $1,816 for the nine months ended September 30, 2015 and 2014, respectively.

9.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich bonding agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2015, the Company had outstanding performance bonds totaling approximately $1,066,169, of which $45,582 relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $455,712.

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

On March 19, 2013, the Company and three of its current and former executives were sued in a securities class action in the Northern District of Illinois captioned United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02115. The lawsuit, which was brought on behalf of all purchasers of the Company’s securities between August 7, 2012 and March 14, 2013, primarily alleges that the defendants made false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting. This suit was filed following the Company’s announcement on March 14, 2013 that it would restate its second and third quarter 2012 financial statements. Two additional, similar lawsuits captioned Boozer v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02339, and Connors v. Great Lakes Dredge & Dock Corporation et al., Case No. 1:13-cv-02450, were filed in the Northern District of Illinois on March 28, 2013, and April 2, 2013, respectively. These three actions were consolidated and recaptioned In re Great Lakes Dredge & Dock Corporation Securities Litigation, Case No. 1:13-cv-02115, on June 10, 2013. The

plaintiffs filed an amended class action complaint on August 9, 2013, which the defendants moved to dismiss on October 8, 2013. After briefing and oral argument by the parties, the court entered an order on October 21, 2014 denying that motion to dismiss. The parties agreed to a settlement, which was paid by insurance. The court preliminarily approved the settlement on June 12, 2015, and granted final approval on September 17, 2015. The securities litigation is now concluded.

On March 28, 2013, the Company was named as a nominal defendant, and its directors were named as defendants, in a shareholder derivative action in DuPage County Circuit Court in Illinois captioned Hammoud v. Berger et al., Case No. 2013CH001110. The lawsuit primarily alleges breaches of fiduciary duties related to allegedly false and misleading statements regarding the recognition of revenue in the demolition segment and with regard to the Company’s internal control over financial reporting, which exposed the Company to securities litigation. A second, similar lawsuit captioned The City of Haverhill Retirement System v. Leight et al., Case No. 1:13-cv-02470, was filed in the Northern District of Illinois on April 2, 2013 and was voluntarily dismissed on June 10, 2013. A third, similar lawsuit captioned St. Lucie County Fire District Firefighters Pension Trust Fund v. Leight et al., Case No. 13 CH 15483, was filed in Cook County Circuit Court in Illinois on July 8, 2013, and has since been transferred to DuPage County Circuit Court and consolidated with the Hammoud action. The Hammoud/St. Lucie plaintiffs have filed a consolidated amended complaint on December 9, 2013, but the action was otherwise stayed pending a ruling on the motion to dismiss the securities class action. A fourth, similar lawsuit (that additionally named one current and one former executive as defendants) captioned Griffin v. Berger et al., Case No. 1:13-cv-04907, was filed in the Northern District of Illinois on July 9, 2013. The Griffin action was also stayed pending a ruling on the motion to dismiss the securities class action.  The parties agreed to a settlement, which was paid by insurance. The DuPage County Circuit Court preliminarily approved the settlement of the Hammoud/St. Lucie action on May 13, 2015, and granted final approval on August 7, 2015. The Griffin action was dismissed with prejudice on August 20, 2015.  The derivative litigation is now concluded.

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

On January 14, 2015, the Company and our subsidiary, NASDI Holdings, LLC, brought an action in the Delaware Court of Chancery to enforce the terms of the Company's agreement to sell NASDI and Yankee. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close. The Company seeks specific performance of buyer’s obligation to collect and to remit the additional proceeds, and other related relief. Defendants have filed counterclaims alleging that the Company misrepresented the quality of its contracts and receivables prior to the sale. The Company denies defendants’ allegations and intends to vigorously defend against the counterclaims.

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

TerraSea Environmental Solutions

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At September 30, 2015 and December 31, 2014, the Company had net advances to TerraSea of $28,974 and $22,898, respectively, which are recorded in other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $13,919 and $10,383 at September 30, 2015 and December 31, 2014, respectively, which is presented in accrued expenses. The Company has commenced the wind down of TerraSea with its joint venture partner. The Company believes its net advances to TerraSea are ultimately recoverable either through the operations of the joint venture or as an obligation of our joint venture partner. The joint venture partner has notified the Company that it disagrees with the amount of net advances to TerraSea. The Company believes that its joint venture partner remains obligated for its share of net advances, and any future advances necessary to complete TerraSea’s remaining project. During July 2015, the Company proposed taking a larger percent of the loss on a TerraSea project. Based on this proposal, the Company accrued $1,506 at June 30, 2015 representing the estimated share of additional losses to be assumed. To the extent that net advances are not fully recoverable, additional losses may result in future periods. The Company and its joint venture partner remain obligated to fund TerraSea through the completion of its remaining project, which is expected to occur in 2015.

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

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI and Yankee, its two former subsidiaries that comprised our historical demolition business.  Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims.  In the fourth quarter of 2013, the Company recorded a preliminary loss on disposal of assets held for sale in discontinued operations. The loss on disposal is subject to change based on the value of additional proceeds received on the working capital existing at the date of disposition.  The amount and timing of the working capital settlement and the amount and timing of the realization of additional net proceeds may be impacted by the litigation with the buyer of the historical demolition business (see Note 9). However, management believes that the ultimate resolution of these matters will not be material to the Company’s consolidated financial position or results of operations.  The results of the businesses have been reported in discontinued operations as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014

Revenue	$—	$14,439

Loss before income taxes from discontinued operations	$(1,053)	$(18,393)
Income tax (provision) benefit	(6)	9,275
Loss from discontinued operations, net of income taxes	$(1,059)	$(9,118)

12.	Segment information

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Dredging
Contract revenues	$162,526	$167,079	$506,700	$486,153
Operating income	19,598	5,733	45,587	24,157

Environmental & remediation
Contract revenues	$60,451	$37,182	$131,929	$79,224
Operating income (loss)	(9,906)	2,274	(29,164)	(2,996)

Intersegment revenues	$(2,175)	$(2,063)	(4,393)	(4,088)
Total
Contract revenues	$220,802	$202,198	$634,236	$561,289
Operating income	9,692	8,007	16,423	21,161

Foreign dredging revenue of $38,042 and $127,280 for the three and nine months ended September 30, 2015, respectively, was primarily attributable to work done in the Middle East and Brazil. Foreign dredging revenue for the three and nine months ended September 30, 2014 was $40,040 and $85,691, respectively.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.	Subsequent events

Jonathan W. Berger, Chief Executive Officer and director of the Company notified the Board on October 11, 2015 of his intention to retire, effective as of the earlier of April 13, 2017 and a date chosen by the Board. The Company is in the process of identifying a successor to fill the vacancy that will be created by Mr. Berger’s retirement and will engage an executive search firm to assist in the identification and assessment of internal and external candidates.

Nathan D. Leight tendered his resignation as director and Chairman of the Board and Denise E. Dickins tendered her resignation as director and Chair of the Audit Committee of the Company, in each case effective as of October 13, 2015. On October 16, 2015, the Board elected Robert Uhler as a director.

Effective November 10, 2015, Maryann A. Waryjas, Senior Vice President, Chief Legal Officer and Corporate Secretary of the Company, will resign from her positions with the Company.

14.	Subsidiary guarantors

The Company’s long-term debt at September 30, 2015 includes $275,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of September 30, 2015 and December 31, 2014;
(ii)	statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014; and
(iii)	statements of cash flows for the nine months ended September 30, 2015 and 2014.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$8,814	$605	$2	$—	$9,421
Accounts receivable — net	142,042	1,842	—	—	143,884
Contract revenues in excess of billings	63,882	2,877	—	—	66,759
Inventories	37,250	—	—	—	37,250
Prepaid expenses and other current assets	60,735	339	15,797	—	76,871
Total current assets	312,723	5,663	15,799	—	334,185

PROPERTY AND EQUIPMENT—Net	423,140	17	—	—	423,157
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	86,900	—	—	—	86,900
INVENTORIES — Noncurrent	37,508	—	—	—	37,508
INVESTMENTS IN JOINT VENTURES	12,319	—	—	—	12,319
RECEIVABLES FROM AFFILIATES	14,907	3,449	54,028	(72,384)	—
INVESTMENTS IN SUBSIDIARIES	3,684	—	638,506	(642,190)	—
OTHER	7,981	3	3,918	—	11,902
TOTAL	$899,162	$9,132	$712,251	$(714,574)	$905,971

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,019	$558	$384	$—	$109,961
Accrued expenses	59,195	596	4,187	—	63,978
Billings in excess of contract revenues	6,296	155	—	—	6,451
Current portion of long term debt	1,416	—	6,953	—	8,369
Total current liabilities	175,926	1,309	11,524	—	188,759

7 3/8% SENIOR NOTES	—	—	274,902	—	274,902
REVOLVING CREDIT FACILITY	—	—	28,000	—	28,000
NOTES PAYABLE	356	—	51,752	—	52,108
DEFERRED INCOME TAXES	(521)	—	89,776	—	89,255
PAYABLES TO AFFILIATES	67,685	924	3,775	(72,384)	—
OTHER	20,425	—	439	—	20,864
Total liabilities	263,871	2,233	460,168	(72,384)	653,888

TOTAL EQUITY	635,291	6,899	252,083	(642,190)	252,083
TOTAL	$899,162	$9,132	$712,251	$(714,574)	$905,971

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$216,993	$4,402	$—	$(593)	$220,802
Costs of contract revenues	(193,955)	(3,355)	—	593	(196,717)
Gross profit	23,038	1,047	—	—	24,085

OPERATING EXPENSES:
General and administrative expenses	15,277	—	—	—	15,277
Impairment of goodwill	—	—	—	—	—
Gain on sale of assets—net	(884)	—	—	—	(884)
Operating income	8,645	1,047	—	—	9,692

Interest expense—net	(90)	—	(7,203)	—	(7,293)
Equity in earnings of subsidiaries	2	—	8,144	(8,146)	—
Equity in loss of joint ventures	(2,051)	—	—	—	(2,051)
Other expense	706	—	—	—	706

Income before income taxes	7,212	1,047	941	(8,146)	1,054

Income tax (provision) benefit	7	(120)	(629)	—	(742)

Net income	$7,219	$927	312	(8,146)	312

Comprehensive income (loss)	$7,219	$288	$(327)	$(7,507)	$(327)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$198,934	$3,264	$—	$—	$202,198
Costs of contract revenues	(170,911)	(6,828)	—	—	(177,739)
Gross profit	28,023	(3,564)	—	—	24,459

OPERATING EXPENSES:
General and administrative expenses	15,988	1	73	—	16,062
Loss on sale of assets—net	390	—	—	—	390
Operating income (loss)	11,645	(3,565)	(73)	—	8,007

Interest expense—net	(60)	—	(4,642)	—	(4,702)
Equity in earnings of subsidiaries	54	—	3,316	(3,370)	—
Equity in loss of joint ventures	(5,785)	—	—	—	(5,785)
Other expense	384	—	—	—	384

Income from continuing operations before income taxes	6,238	(3,565)	(1,399)	(3,370)	(2,096)

Income tax benefit	697	—	372	—	1,069

Income (loss) from continuing operations	6,935	(3,565)	(1,027)	(3,370)	(1,027)
Loss from discontinued operations, net of income taxes	(1,059)	—	(1,059)	1,059	(1,059)
Net income (loss)	$5,876	$(3,565)	$(2,086)	$(2,311)	$(2,086)

Comprehensive income (loss)	$5,707	$(3,981)	$(2,671)	$(1,726)	$(2,671)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$624,498	$11,912	$—	$(2,174)	$634,236
Costs of contract revenues	(558,343)	(11,013)	—	2,174	(567,182)
Gross profit	66,155	899	—	—	67,054

OPERATING EXPENSES:
General and administrative expenses	48,768	—	—	—	48,768
Impairment of goodwill	2,750	—	—	—	2,750
Gain on sale of assets—net	(887)	—	—	—	(887)
Operating income	15,524	899	—	—	16,423

Interest expense—net	(349)	—	(18,141)	—	(18,490)
Equity in earnings of subsidiaries	6	—	9,663	(9,669)	—
Equity in loss of joint ventures	(5,765)	—	—	—	(5,765)
Other expense	(346)	(7)	—	—	(353)

Income (loss) before income taxes	9,070	892	(8,478)	(9,669)	(8,185)

Income tax (provision) benefit	7	(300)	3,124	—	2,831

Net income (loss)	$9,077	$592	$(5,354)	$(9,669)	$(5,354)

Comprehensive income (loss)	$9,077	$(802)	$(6,748)	$(8,275)	$(6,748)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$540,199	$21,090	$—	$—	$561,289
Costs of contract revenues	(463,718)	(26,002)	—	—	(489,720)
Gross profit	76,481	(4,912)	—	—	71,569

OPERATING EXPENSES:
General and administrative expenses	49,776	1	73	—	49,850
Loss on sale of assets—net	558	—	—	—	558
Operating income (loss)	26,147	(4,913)	(73)	—	21,161

Interest income (expense)—net	91	(261)	(14,560)	—	(14,730)
Equity in earnings (loss) of subsidiaries	(52)	—	15,915	(15,863)	—
Equity in loss of joint ventures	(9,063)	—	—	—	(9,063)
Gain on bargain purchase acquisition	2,197	—	—	—	2,197
Other income	403	7	—	—	410

Income (loss) from continuing operations before income taxes	19,723	(5,167)	1,282	(15,863)	(25)

Income tax (provision) benefit	1,307	—	(882)	—	425

Income (loss) from continuing operations	21,030	(5,167)	400	(15,863)	400
Loss from discontinued operations, net of income taxes	(9,118)	(1,343)	(9,118)	10,461	(9,118)
Net income (loss)	$11,912	$(6,510)	$(8,718)	$(5,402)	$(8,718)

Comprehensive income (loss)	$11,713	$(6,899)	$(9,306)	$(4,814)	$(9,306)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	15,013	(1,308)	(17,602)	—	(3,897)

INVESTING ACTIVITIES:
Purchases of property and equipment	(53,394)	—	—	—	(53,394)
Proceeds from dispositions of property and equipment	1,167	—	—	—	1,167
Net change in accounts with affiliates	(29,059)	—	(9,839)	38,898	—
Net cash flows used in investing activities	(81,286)	—	(9,839)	38,898	(52,227)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(29)	—	(29)
Repayments of long term note payable	—	—	(488)	—	(488)
Taxes paid on settlement of vested share awards	—	—	(265)	—	(265)
Repayments of term loan facility	—	—	(3,750)	—	(3,750)
Repayments of equipment debt	(853)	—	—	—	(853)
Proceeds from equipment debt	—	—	410	—	410
Net change in accounts with affiliates	17,416	1,355	20,127	(38,898)	—
Capital contributions	16,800	—	(16,800)	—	—
Exercise of options and purchases from employee stock plans	—	—	1,356	—	1,356
Excess income tax benefit from share-based compensation	—	—	(13)	—	(13)
Treasury stock	—	—	(1,107)	—	(1,107)
Borrowings under revolving loans	—	—	146,000	—	146,000
Repayments of revolving loans	—	—	(118,000)	—	(118,000)

Net cash flows provided by financing activities	33,363	1,355	27,441	(38,898)	23,261

Effect of foreign currency exchange rates on cash and cash equivalents	—	(105)	—	—	(105)

Net increase (decrease) in cash and cash equivalents	(32,910)	(58)	—	—	(32,968)

Cash and cash equivalents at beginning of period	41,724	663	2	—	42,389

Cash and cash equivalents at end of period	$8,814	$605	$2	$—	$9,421

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$24,488	$(3,357)	$(5,840)	$—	$15,291
Net cash flows used in operating activities of discontinued operations	(4,000)	(1,024)	—	—	(5,024)
Cash provided by (used in) operating activities	20,488	(4,381)	(5,840)	—	10,267

INVESTING ACTIVITIES:
Purchases of property and equipment	(66,433)	—	—	—	(66,433)
Proceeds from dispositions of property and equipment	1,614	—	—	—	1,614
Proceeds from vendor performance obligations	(3,100)	—	—	—	(3,100)
Payments for acquisitions of businesses	(2,048)	—	—	—	(2,048)
Net change in accounts with affiliates	(9,402)	—	—	9,402	—

Net cash flows used in investing activities of continuing operations	(79,369)	—	—	9,402	(69,967)
Net cash flows provided by investing activities of discontinued operations	5,275	—	—	—	5,275
Cash used in investing activities	(74,094)	—	—	9,402	(64,692)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(845)	—	(845)
Purchase of noncontrolling interest	—	—	(205)	—	(205)
Taxes paid on settlement of vested share awards	—	—	(501)	—	(501)
Repayment of equipment debt	(121)	—	—	—	(121)
Net change in accounts with affiliates	—	3,595	5,807	(9,402)	—
Exercise of options and purchases from employee stock plans	—	—	1,542	—	1,542
Excess income tax benefit from share-based compensation	—	—	45	—	45
Borrowings under revolving loans	—	—	105,000	—	105,000
Repayments of revolving loans	—	—	(105,000)	—	(105,000)

Cash provided by (used in) financing activities	(121)	3,595	5,843	(9,402)	(85)

Effect of foreign currency exchange rates on cash and cash equivalents	—	260	—	—	260

Net increase (decrease) in cash and cash equivalents	(53,727)	(526)	3	—	(54,250)

Cash and cash equivalents at beginning of period	71,939	3,399	—	—	75,338

Cash and cash equivalents at end of period	$18,212	$2,873	$3	$—	$21,088

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

The Company is the largest provider of dredging services in the United States and a major provider of environmental and remediation services. In addition, the Company is the only U.S. dredging service provider with significant international operations, which represented 25% of its dredging revenues for the first nine months of 2015, above the Company’s prior three year average of 19%. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2015, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 62% of dredging revenues, slightly below the Company’s prior three year average of 63%.

The Company’s environmental & remediation subsidiaries provide soil, water and sediment environmental remediation for the state and local and private party markets. Remediation involves the retrieval and removal of contamination from an environment through the use of separation techniques or disposal based on the quantity and severity of the contamination. Besides environmental remediation, the environmental & remediation segment performs industrial cleaning, abatement services and hazardous waste removal. Our recent acquisition of Magnus Pacific (“Magnus”) expands the geographic footprint of our environmental operations to include the U.S. West Coast and broadens our suite of services to include geotechnical contracting capabilities and other environmental solutions. In the first nine months of 2015, environmental & remediation revenues accounted for 21% of total revenues.

The Company operates in three operating segments that, through aggregation, comprise two reportable segments: dredging and environmental & remediation. Three operating segments were aggregated into two reportable segments as the segments have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment. The Company has determined that the operating segments are the Company’s three reporting units.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(89.1)	(87.9)	(89.4)	(87.2)
Gross profit	10.9	12.1	10.6	12.8
General and administrative expenses	6.9	7.9	7.7	8.9
Impairment of goodwill	—	—	0.4	—
(Gain) loss on sale of assets—net	(0.4)	0.2	(0.1)	0.1
Operating income	4.4	4.0	2.6	3.8
Interest expense—net	(3.3)	(2.3)	(2.9)	(2.6)
Equity in loss of joint ventures	(0.9)	(2.9)	(0.9)	(1.6)
Gain on bargain purchase acquisition	—	—	—	0.4
Other income (expense)	0.3	0.2	(0.1)	0.1
Income (loss) from continuing operations before income taxes	0.5	(1.0)	(1.3)	0.1
Income tax (provision) benefit	(0.3)	0.5	0.4	0.1
Income (loss) from continuing operations	0.1	(0.5)	(0.8)	0.2
Loss from discontinued operations, net of income taxes	—	(0.5)	—	(1.6)
Net income (loss)	0.1%	(1.0)%	(0.8)%	(1.5)%

Adjusted EBITDA from continuing operations	10.4%	6.6%	9.6%	8.1%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(in thousands)
Net income (loss)	$312	$(2,086)	$(5,354)	$(8,718)
Loss from discontinued operations, net of income taxes	—	(1,059)	—	(9,118)
Income (loss) from continuing operations	312	(1,027)	(5,354)	400
Adjusted for:
Interest expense—net	7,293	4,702	18,490	14,730
Income tax provision (benefit)	742	(1,069)	(2,831)	(425)
Depreciation and amortization	14,722	10,823	47,747	32,744
Impairment of goodwill	—	—	2,750	—
Gain on bargain purchase acquisition	—	—	—	(2,197)
Adjusted EBITDA from continuing operations	$23,069	$13,429	$60,802	$45,252

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2015	2014	Change	2015	2014	Change
Dredging:
Capital—U.S.	$43,963	$57,514	(23.6)%	$149,062	$133,683	11.5%
Capital—foreign	38,042	40,040	(5.0)%	127,280	85,691	48.5%
Coastal protection	46,441	31,939	45.4%	118,089	158,548	(25.5)%
Maintenance	21,453	26,577	(19.3)%	89,729	85,228	5.3%
Rivers & lakes	12,627	11,009	14.7%	22,540	23,003	(2.0)%
Total dredging revenues	162,526	167,079	(2.7)%	506,700	486,153	4.2%
Environmental & remediation*	60,451	37,182	62.6%	131,929	79,224	66.5%
Intersegment revenue	(2,175)	(2,063)	5.4%	(4,393)	(4,088)	7.5%
Total revenues	$220,802	$202,198	9.2%	$634,236	$561,289	13.0%

*	Environmental & remediation revenues in 2015 include Magnus which did not operate as part of the Company prior to November 4, 2014.

Total revenue for the 2015 third quarter was $220.8 million, an increase compared to revenue of $202.2 million during the 2014 third quarter. For the nine months ended September 30, 2015, total revenue increased to $634.2 million from $561.3 million during the same period in the prior year, an increase of 13%. For the nine months ended September 30, 2015, increases in domestic and foreign capital, maintenance and environmental & remediation revenues were slightly offset by decreases in coastal protection and rivers & lakes revenues. Revenue for the nine months ended September 30, 2015 includes revenue earned by Magnus which did not operate as part of the Company until November 2014.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue decreased by $13.6 million, or 24%, to $44.0 million, in the 2015 third quarter compared to the same quarter in 2014. For the nine months ended September 30, 2015, domestic capital dredging revenue increased $15.4 million, or 12%, compared to the same period in the prior year. The increase in domestic capital dredging revenues for the nine months ended September 30, 2015 was primarily driven by an LNG port expansion project in Texas as well as work on a project in Maryland.  During the first three quarters of 2015, the Company continued work on several large deepening projects in Miami and on the Delaware River. Additionally, the Company began work on the Savannah Harbor deepening project during the third quarter of 2015. These increases were partially offset by a greater amount of revenue earned on projects in Miami, New York and on the Delaware River during the same period of the prior year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the third quarter of 2015 foreign dredging revenue was $38.0 million, a decrease of $2.0 million, or 5%, from the same quarter in the prior year. Foreign dredging revenue for the first nine months of 2015 increased by $41.6 million, or 49%, compared to the same period in the prior year. Revenue for the nine months ended September 30, 2015 was driven by a project to widen and deepen the Suez Canal. Additionally, the Company continued work on a large project in Bahrain and four projects in Brazil during the first nine months of 2015. In comparison, revenue for the first nine months of 2014 was driven by the Wheatstone LNG project in Western Australia, a project in the Middle East and two projects in Brazil.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue was $46.4 million in the third quarter of 2015, down $14.5 million or 45%, compared to the 2014 third quarter. For the nine months ended September 30, 2015, coastal protection revenue was $118.1 million compared to $158.5 million for the nine months ended September 30, 2014. During the first nine months of 2015, coastal protection revenue was driven by large projects in New York and New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy as well as projects in Florida and Virginia. During the same period in 2014, the Company earned revenues on a greater number of projects in Florida, as well as large projects in North Carolina and South Carolina that did not repeat during the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue in the third quarter of 2015 decreased by $5.1 million, or 19%, compared to the same period in 2014. Maintenance revenue for the nine months ended September 30, 2015 was $89.7 million, an increase of $4.5 million, or 5%, from maintenance revenue of $85.2 million for the nine months ended September 30, 2014. The increase in maintenance dredging revenues for the first three quarters of 2015 was driven by large projects in Georgia, Texas, Louisiana and significant harbor work in Florida and North Carolina. These increases were slightly offset by a greater amount of revenue earned on a large project in New York during the first nine months of 2014 as well as harbor work in Maryland and a channel maintenance project in New York that did not repeat in the current year.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the third quarter of 2015 was $12.6 million, an increase of $1.6 million or 15% compared to the third quarter of 2014. Rivers & lakes revenue for the nine months ended September 30, 2015 and 2014 was $22.5 million and $23.0 million, respectively. During the first nine months of 2015, revenue was driven by the Lake Decatur project in addition to projects in Florida, Iowa and Mississippi. These revenues were offset by a greater number of projects during the same period in the prior year, including a lake project in Illinois, a river project in Nebraska and a private company project in Florida that did not repeat in the current year.

The environmental & remediation segment recorded revenues of $60.5 million for the three months ended September 30, 2015, up 63% compared to $37.2 million for the same period in 2014. For the nine months ended September 30, 2015, environment & remediation segment revenue was $131.9 million compared to $79.2 million for the nine months ended September 30, 2014. The increase is attributable to revenue earned by Magnus which did not become part of the Company until the fourth quarter of 2014. This increase was slightly offset by a remediation project in Michigan which is part of the Company’s existing environmental & remediation business that did not repeat during the current year.

Consolidated gross profit for the 2015 third quarter decreased by $0.4 million, or 2% to $24.1 million, from $24.5 million in the third quarter of 2014. Gross profit margin (gross profit divided by revenue) for the 2015 third quarter decreased to 10.9% from 12.1% for the three months ended September 30, 2014. Consolidated gross profit for the nine months ended September 30, 2015 decreased to

$67.1 million from $71.6 million for the same period in the prior year. Gross profit margin for the first nine months of 2015 decreased to 10.6% from 12.8% for the first nine months of 2014. The decrease in gross profit margin for the nine months ended September 30, 2015 was driven by unforeseen circumstances that lead to project delays on two of the environmental & remediation segment’s largest projects during the third quarter. During the nine months ended September 30, 2015, the environmental & remediation segment experienced losses on several projects, with one project accounting for $6.2 million of the losses. A decline in the amount of work executed and increased operating overhead costs, primarily due to increased personnel costs, in the environmental & remediation segment also impacted the gross profit margin as compared to the same period in the prior year. These decreases were partially offset by strong contract margin on our Suez Canal project, improved fleet utilization and favorable project mix, both leading to strong margins in our dredging segment.

General and administrative expenses totaled $15.3 million for the quarter ended September 30, 2015, slightly lower than general and administrative expenses of $16.1 million in the third quarter of 2014. For the nine months ended September 30, 2015 and 2014, general and administrative expenses totaled $48.8 million and $49.9 million, respectively. In the first nine months of 2015, a reduction in the value of the Magnus seller note payable of $7.0 million and decreases in legal and professional fees of $0.8 million and other office expenses of $0.7 million were mostly offset by higher payroll and benefit expenses of $3.4 million and increased amortization expense of $5.1 million, primarily related to the Magnus acquisition.

Operating income for the three months ended September 30, 2015 was $9.7 million, an increase of $1.7 million, compared to operating income of $8.0 million in the same period of 2014. Operating income for the nine months ended September 30, 2015 decreased $4.8 million, or 23%, to $16.4 million from $21.2 million for the nine months ended September 30, 2014. The change in the Company’s operating income for the first nine months of 2015 was attributable to the decrease in gross profit described above. The Company recorded a $2.8 million goodwill impairment charge at the Terra reporting unit during the second quarter of 2015 which further added to the decline in operating income. See Note 6 in the notes to condensed consolidated financial statements.

Net interest expense totaled $7.3 million for the three months ended September 30, 2015, up from interest expense of $4.7 million from the same period of 2014. Net interest expense for the first nine months of 2015 increased $3.8 million, or 26%, to $18.5 million compared to $14.7 million in the first nine months of 2014. Net interest expense for the first nine months of 2015 was up compared to the same period in the prior year due to interest expense associated with the additional senior notes issued in November 2014, the senior secured term loan facility (“Term Loan Facility”) and higher amortization of deferred financing fees. These expenses were slightly offset by lower interest expense related to the Company’s revolving credit facility during the current year.

The income tax provision for the three months ended September 30, 2015 was $0.7 million compared to an income tax benefit of $1.1 million for the 2014 third quarter. The income tax benefit for the nine months ended September 30, 2015 was $2.8 million compared to $0.4 million for the same period of 2014. The change in the income tax benefit for the first nine months of 2015 was attributable to the lower taxable operating income in 2015 as compared to the same period in the prior year. The effective tax rate for the nine months ended September 30, 2015 was 34.6%. The Company expects the tax rate for the full year before consideration of nondeductible pretax items to remain near 40%.

Net income from continuing operations was $0.3 million and there were no earnings per diluted share for the 2015 third quarter compared to net loss from continuing operations of $1.0 million and loss per diluted share of $0.01 for the same period of 2014. Net loss from continuing operations was $5.4 million and loss per diluted share was $0.09 for the nine months ended September 30, 2015 compared to net income from continuing operations of $0.4 million and earnings per diluted share of $0.01 for the same period of 2014. The decrease in net income from continuing operations through the first nine months of 2015 is due to lower operating income described above. Net loss from continuing operations includes an additional $2.1 million recorded to equity in loss of joint ventures in the third quarter of 2015 related to losses at one of our joint ventures. Additionally, during the first nine months of 2014, the Company recognized a $2.2 million noncash bargain purchase gain which did not repeat during the current year. The decrease in operating income in 2015 was partially offset by the increase in income tax provision for the first nine months of 2015.

Adjusted EBITDA from continuing operations (as defined on page 30) for the three months ended September 30, 2015 and 2014 was $23.1 million and $13.4 million, respectively. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2015 was $60.8 million compared with $45.3 million in the same 2014 period. This increase is primarily driven by higher depreciation and amortization expenses during the current year, slightly offset by the lower operating income described above.

Results by segment

Dredging

Dredging segment revenues for the quarter ended September 30, 2015 were $162.5 million, a decrease of $4.6 million, or 3%, compared to $167.1 million for the quarter ended September 30, 2014. Dredging revenues for the nine months ended September 30, 2015 were $506.7 million, an increase of $20.5 million, or 4%, compared to $486.2 million for the same period of 2014. The dredging segment’s revenue for the nine months ended September 30, 2015 included increases in domestic and foreign capital and maintenance revenues which were partially offset by decreases in coastal protection and rivers & lakes revenues. Current year revenues were driven by a project to widen and deepen the Suez Canal, an LNG port expansion project in Texas, a capital project in Maryland, several port deepening projects, including PortMiami, large maintenance projects in Georgia, Houston and Louisiana and significant harbor maintenance work in Florida and North Carolina. In comparison, dredging revenues in the first three quarters of 2014 included coastal protection projects in North Carolina and South Carolina that did not repeat during the current year.

Dredging segment gross profit margin for the three months ended September 30, 2015 increased to 18.1% from 10.7% in the three months ended September 30, 2014. Gross profit margin in the dredging segment was 15.4% for the nine months ended September 30, 2015 compared to a gross profit margin of 12.6% for the same period in the prior year. Strong contract margin on our Suez project, improved fleet utilization and favorable project mix, resulted in greater fixed cost coverage for the first three quarters of 2015. During the nine months ended September 30, 2014, the Company experienced higher unearned plant costs associated with two dredges which were in dry dock during the 2014 third quarter as well as lower utilization in the Middle East which negatively impacted gross profit margin.

Operating income at the dredging segment for the three months ended September 30, 2015 increased $13.9 million, to $19.6 million from $5.7 million for the same period in the prior year. Dredging segment operating income was $45.6 million for the nine months ended September 30, 2015 compared to operating income of $24.2 million for the nine months ended September 30, 2014. The increase in operating income is result of the increase in gross profit, described above, as well as a decrease in administrative charges related to labor expenses and legal expenses.

Environmental & remediation

Environmental & remediation segment revenues for the quarter ended September 30, 2015 were $60.5 million, an increase of $23.3 million, or 63%, compared to $37.2 million for the three months ended September 30, 2014. Environmental & remediation revenues for the nine months ended September 30, 2015 were $131.9 million, an increase of $52.7 million, or 67%, compared to $79.2 million for the same period in 2014. Environmental & remediation revenues for the first nine months of 2015 were up compared to the same period in the prior year due to revenue earned by Magnus which was acquired in November 2014. This increase was slightly offset by a significant remediation project in Michigan, which was part of the Company’s existing environmental & remediation business that did not repeat during the current year.

For the three months ended September 30, 2015 and 2014, the environmental & remediation segment had a negative gross profit margin of 8.9% and a gross profit margin of 17.7%, respectively. The environmental & remediation segment had a negative gross profit margin of 8.4% for the nine months ended September 30, 2015 and a gross profit margin of 13.0% for the same period in the prior year. The decline in gross profit margin for the nine months ended September 30, 2015 was driven by unforeseen circumstances that lead to project delays on two of the environmental & remediation segment’s largest projects during the third quarter. During the nine months ended September 30, 2015, the environmental & remediation experienced losses on several projects, with one project accounting for $6.2 million of the losses. A decline in the amount of work executed and increased operating overhead costs, primarily due to increased personnel costs, in the environmental & remediation segment also impacted the gross profit margin as compared to the same period in the prior year.

The environmental & remediation segment experienced an operating loss of $9.9 million and operating income of $2.3 million for the three months ended September 30, 2015 and 2014, respectively. The environmental & remediation segment had an operating loss of $29.2 million for the nine months ended September 30, 2015, compared to an operating loss of $3.0 million for the same period of 2014. The change in operating loss for the nine months ended September 30, 2015 is the result of the decline in gross profit margin, as described above, an increase in amortization expense of $5.1 million, mostly attributable to the Magnus acquisition in November 2014 and a $2.8 million goodwill impairment charge recorded at the Terra reporting unit during the second quarter of 2015. Further, increases in payroll and benefits of $1.4 million, technical and consulting expenses of $0.5 million and legal and professional fees of $1.2 million negatively impacted operating income for the nine months ended September 30, 2015. These increases in general and administrative expenses were slightly offset by a reduction in the value of the Magnus seller note payable of $7.0 million.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,		September 30,
Backlog (in thousands)	2015	2014		2014
Dredging:
Capital - U.S.	$363,633	$135,801		$162,109
Capital - foreign	14,260	131,489		84,232
Coastal protection	137,677	211,101		60,841
Maintenance	55,950	25,108		47,007
Rivers & lakes	73,314	90,708		95,829
Dredging Backlog	644,834	594,207		450,018
Environmental & remediation	111,886	75,349	*	20,581
Total Backlog	$756,720	$669,556		$470,599

*	December 31, 2014 environmental & remediation backlog includes backlog acquired by the Company on November 4, 2014 in connection with the Magnus acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & remediation contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 61% of the Company’s September 30, 2015 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2015 third quarter totaled $586.9 million, resulting in $1,037.4 million of work awarded in the first nine months of 2015. This represents a decrease of $101.3 million compared to the first nine months of 2014. The bid market for the nine months ended September 30, 2015 decreased from the prior year primarily due to award of a significant coastal protection project in Louisiana, the Lake Decatur project as well as projects for the Bayport Ship Channel and deepening the Delaware River in the prior year. In the first nine months of 2015, $45 million fewer capital projects were let to bid. Of the $403 million in capital projects awarded in 2015, the Company was awarded the $135 million Savannah Harbor deepening project, an $80 million LNG project in Texas, a $77 million deepening project on the Delaware River, a $77 million coastal restoration project in Louisiana. Additionally, the Company was awarded several maintenance projects as well as a coastal protection project in New York. Including these awards, the Company won 19%, or $40.7 million of the coastal protection projects awarded through September 30, 2015. For the contracts released in the current year, the Company won 96%, or $387.1 million of the domestic capital projects, 29%, or $117.9 million of the maintenance projects and 48%, or $2.6 million of the rivers & lakes projects awarded through September 30, 2015. The Company won 53% of the overall domestic bid market through September 30, 2015, which is above the Company’s prior three year average of 43%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $644.8 million at September 30, 2015 compared to $594.2 million of backlog at December 31, 2014. These amounts do not reflect approximately $145.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at September 30, 2015. At December 31, 2014 the amount of domestic low bids and options pending award was $113.5 million.

Domestic capital dredging backlog at September 30, 2015 was $227.8 million higher than at December 31, 2014. During the first nine months of 2015, the Company continued to earn revenue on the PortMiami project, deepening projects in New York and Maryland and a private LNG port expansion project in Texas. During the first nine months of 2015, the Company was awarded the Savannah Harbor deepening project, the Shell Island West project, an LNG project in Texas and a deepening project on the Delaware River. During the third quarter of 2015, the Company was low bidder on a $103 million coastal restoration project which will add to backlog as the project is awarded. Completion of the Panama Canal expansion is on track to be completed next year, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-

Panamax vessels. Additionally, during October 2015 BP settled the final Deepwater Horizon oil spill claims for approximately $20 billion. This amount reflects the preliminary agreement which was reached in the second quarter of 2015 and includes $5.5 billion related to Clean Water Act penalties. Several other vendors related to the oil spill have already reached deals that resolve their claims in the disaster. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid.

Foreign capital dredging backlog was down $117.2 million from December 31, 2014. The decline in backlog during the current year is due to revenue earned on the Suez Canal project as well as on projects in the Middle East and Brazil during the first nine months of 2015. The Company was awarded three projects in Brazil during the first nine months of the year. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism all of which are expected to add nearly 400 viable dredging projects over the next six years. Besides the Middle East, the Company continues to pursue ancillary work in South America where we have positioned a clamshell dredge and operate as a reputable regional provider. The Company expects the additional opportunities globally to provide a continued source of future international dredging revenue.

Coastal protection dredging backlog at September 30, 2015 was $73.4 million lower than at December 31, 2014. During the nine months in 2015, the Company earned revenue on several coastal protection projects in New York and New Jersey as well as projects in Florida and Virginia that were in backlog at December 31, 2014. Subsequent to the end of the quarter, the Company was low bidder on another project in Florida and has several options on current projects in backlog that will add to backlog as they are awarded. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to extend through 2016. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms.

Maintenance dredging backlog was up $30.8 million from December 31, 2014. During the first nine months of 2015, the Company earned revenue on harbor maintenance projects including the Wilmington Harbor project as well as two harbor projects in Florida that were in backlog at year end. The Company was award maintenance projects in New York, Maryland, Pennsylvania and Texas which contributed to backlog at September 30, 2015. The Water Resources Reform and Development Act (WRRDA) calls for full use of Harbor Maintenance Trust Fund (“HMTF”) within ten years for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Through the increased appropriation of HMTF monies, the Corps has substantially increased projects for maintenance dredging in 2015 and the Company anticipates an increase in harbor projects to be let to bid throughout the government’s current fiscal year and beyond.

Rivers & lakes backlog is $17.4 million lower at September 30, 2015 than at December 31, 2014 as the Company continues to earn revenue on its large lake project in Illinois during the first nine months of 2015. The Corps’ work plan for 2015 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream, in addition to planned levee repair along the Mississippi River.

Environmental & remediation services backlog has increased $36.5 million from December 31, 2014. The increase was primarily driven by the award of a remediation project in Washington and environmental projects in Wisconsin and Michigan during the first nine months of 2015. The Company continued to earn revenue on a remediation project in Washington and an abatement project in New Jersey. The Company’s acquisition of Magnus expands the geographic footprint of our environmental operations to include the U.S. West Coast and broadens our suite of services to include geotechnical contracting capabilities and other environmental solutions.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities of continuing operations for the nine months ended September 30, 2015 and 2014 totaled $(3.9) million and $15.3 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in the current year from the nine months ended September 30, 2014 was driven by decline in net income during the current year. Further, during the first three quarters of 2015, the Company recorded a reduction in the fair value of the Magnus seller note payable of $7.0 million to zero, in addition to reductions in interest and other contingent consideration. In comparison, the Company had a lower investment in working capital and experienced $9.1 million in losses at two of its joint ventures during the same period 2014.

The Company’s net cash flows used in investing activities of continuing operations for the first nine months of 2015 and 2014 totaled $52.2 million and $70.0 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the nine months ended September 30, 2015, the Company spent $24.3 million on the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), compared to $20.9 million in the same period in the prior year. Further contributing to the change in cash flows used in investing activities, the Company paid $3.1 million related to a vendor performance obligation as a result of a settlement agreement and $2.0 million for a small asset acquisition during the first nine months of 2014.

The Company’s net cash flows provided by (used in) financing activities of continuing operations for the nine months ended September 30, 2015 and 2014 totaled $23.3 million and $(0.1) million, respectively. The change in net cash flows from financing activities is primarily due to net borrowings on the Company’s revolver during the first nine months of 2015 of $28.0 million, compared to no net borrowings for the same period in the prior year. Additionally, the Company made payments of $3.8 million on the senior secured term loan facility (“Term Loan Facility”) during the first nine months of 2015. The Board of Directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $15.0 million of its common stock from time to time through December 31, 2016. As of September 30, 2015, an aggregate amount of $1.1 million shares has been repurchased as part of the program.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of September 30, 2015, the Company had $28.0 million of borrowings on the revolver and $81.3 million of letters of credit outstanding, resulting in $100.7 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At September 30, 2015, the Company was in compliance with its various covenants under the Credit Agreement.

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

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & remediation projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At September 30, 2015, the Company had outstanding performance bonds totaling approximately $1,066.2 million, of which $45.6 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $455.7 million.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project.

In January 2011, the Company issued $250 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. Approximately $180 million of the net proceeds from the original issuance of the senior notes were used to prepay all of the Company’s 7.75% senior subordinated notes due December 2013, including prepayment premiums and accrued and unpaid interest.  In November 2014, the Company issued an additional $25 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. The proceeds from this issuance were used to repay indebtedness incurred under our senior secured revolving credit facility in connection with the acquisition of Magnus, and for general corporate purposes. The indenture governing the senior notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture governing the senior notes.

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

The market risk of the Company’s financial instruments as of September 30, 2015 has not materially changed since December 31, 2014. The market risk profile of the Company on December 31, 2014 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes, except for the following, during the nine months ended September 30, 2015 to the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The review of potential strategic alternatives by our Board of Directors may result in significant transaction expenses and unexpected liabilities.

On October 16, 2015, the Company announced that its Board of Directors is undertaking a review of potential strategic alternatives. The pursuit of potential strategic alternatives could result in the diversion of management’s attention from our existing business; failure to achieve financial or operating objectives; incurrence of significant transaction expenses; failure to retain key personnel, customers or contracts; and volatility in the Company’s stock price. There can be no assurance that the Company will be successful in entering into or consummating a transaction at this time or in the future, that any such strategic alternative will yield additional value for stockholders, or that the process will not have an adverse impact on our business.

We have not set a timetable for completion of this process and do not intend to discuss or disclose developments with respect to the process unless and until such time as our Board of Directors has approved a definitive course of action or otherwise concludes the review of strategic alternatives. As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) The following table summarizes repurchases of our common stock during the three months ended September 30, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Total Aggregate Amount Purchased as Part of Publicly Announced Plans or Programs	Maximum Aggregate Amount That May Yet Be Purchased Under the Plans or Programs (a)
September 1, 2015 - September 30, 2015	213,209	$5.16	$1,101,091	$13,898,909

(a)

On September 11, 2015, the Company announced a share repurchase program approved by the Board of Directors of the Company, authorizing, but not obligating, the repurchase of up to an aggregate amount of $15,000,000 of its common stock from time to time through December 31, 2016.

Item 3.	Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

(a) None.

(b) Not applicable.

Item 6.	Exhibits

10.1	Separation Agreement, dated October 9, 2015, between Great Lakes Dredge & Dock Corporation and Maryann A. Waryjas. † (1)

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on October 14, 2015 (Commission file no. 001-33225).
*	Filed herewith.
†	Compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date:  November 4, 2015

EXHIBIT INDEX

Number	Document Description

10.1	Separation Agreement, dated October 9, 2015, between Great Lakes Dredge & Dock Corporation and Maryann A. Waryjas. (1)

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on October 14, 2015 (Commission file no. 001-33225).
*	Filed herewith.
†	Compensatory plan or arrangement.