Form 10-Q
period 2016-03-31
Great Lakes Dredge & Dock CORP
filed 2016-05-03
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, 60,656,931 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2016

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,894	$14,184
Accounts receivable—net	101,000	130,777
Contract revenues in excess of billings	74,576	81,195
Inventories	35,042	35,963
Prepaid expenses and other current assets	71,985	67,614
Total current assets	298,497	329,733

PROPERTY AND EQUIPMENT—Net	432,749	430,210
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	85,774	86,004
INVENTORIES—Noncurrent	45,170	41,646
INVESTMENTS IN JOINT VENTURES	3,131	3,761
OTHER	7,181	6,770
TOTAL	$872,502	$898,124

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,499	$118,846
Accrued expenses	61,596	72,277
Billings in excess of contract revenues	6,158	7,061
Current portion of long term debt	7,530	7,506
Total current liabilities	171,783	205,690

7 3/8% SENIOR NOTES	272,248	271,998
REVOLVING CREDIT FACILITY	35,000	20,000
NOTES PAYABLE	52,265	53,792
DEFERRED INCOME TAXES	71,624	74,006
OTHER	19,693	20,465
Total liabilities	622,613	645,951

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 60,934 and 60,709 shares issued; 60,656 and 60,431 shares outstanding at March 31, 2016 and December 31, 2015, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	284,589	283,247
Accumulated deficit	(31,699)	(27,664)
Accumulated other comprehensive loss	(1,574)	(1,983)
Total equity	249,889	252,173
TOTAL	$872,502	$898,124

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015

Contract revenues	$163,119	$174,557
Costs of contract revenues	143,129	163,875
Gross profit	19,990	10,682
General and administrative expenses	20,089	17,948
Gain on sale of assets—net	(10)	(8)
Operating loss	(89)	(7,258)
Interest expense—net	(5,721)	(5,630)
Equity in loss of joint ventures	(115)	(1,098)
Other expense	(763)	(441)
Loss before income taxes	(6,688)	(14,427)
Income tax benefit	2,653	6,037
Net loss	$(4,035)	$(8,390)

Basic loss per share	$(0.07)	$(0.14)
Basic weighted average shares	60,507	60,265

Diluted loss per share	$(0.07)	$(0.14)
Diluted weighted average shares	60,507	60,265

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(4,035)	$(8,390)
Currency translation adjustment—net of tax (1)	409	(808)
Comprehensive loss	$(3,626)	$(9,198)

(1)	Net of income tax (provision) benefit of $(271) and $536 for the three months ended March 31, 2016 and 2015, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2016	60,709	$6	(278)	$(1,433)	$283,247	$(27,664)	$(1,983)	$252,173
Share-based compensation	81	—	—	—	927	—	—	927
Exercise of options and purchases from employee stock plans	144	—	—	—	415	—	—	415
Net loss	—	—	—	—	—	(4,035)	—	(4,035)
Other comprehensive income—net of tax	—	—	—	—	—	—	409	409
BALANCE—March 31, 2016	60,934	$6	(278)	$(1,433)	$284,589	$(31,699)	$(1,574)	$249,889

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2015	60,170	$6	—	—	$278,166	$(21,475)	$(734)	$255,963
Share-based compensation	67	—	—	—	1,057	—	—	1,057
Vesting of restricted stock units, including impact of shares withheld for taxes	3	—	—	—	(13)	—	—	(13)
Exercise of options and purchases from employee stock plans	139	—	—	—	736	—	—	736
Excess income tax benefit from share-based compensation	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	(8,390)	—	(8,390)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(808)	(808)
BALANCE—March 31, 2015	60,379	$6	—	$—	$279,954	$(29,865)	$(1,542)	$248,553

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(4,035)	$(8,390)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	13,928	13,153
Equity in (earnings) loss of joint ventures	(419)	1,098
Deferred income taxes	(2,108)	(6,045)
Gain on sale of assets	(10)	(8)
Amortization of deferred financing fees	623	492
Unrealized net gain from mark-to-market valuations of derivatives	(1,332)	(1,051)
Unrealized foreign currency gain	(77)	(736)
Share-based compensation expense	927	1,057
Excess income tax benefit from share-based compensation	—	(8)
Changes in assets and liabilities:
Accounts receivable	29,748	37,746
Contract revenues in excess of billings	6,748	(20,160)
Inventories	(2,603)	1,572
Prepaid expenses and other current assets	(3,418)	(1,114)
Accounts payable and accrued expenses	(33,322)	(24,463)
Billings in excess of contract revenues	(910)	(2,245)
Other noncurrent assets and liabilities	(780)	(1,475)
Cash provided by (used in) operating activities	2,960	(10,577)

INVESTING ACTIVITIES:
Purchases of property and equipment	(14,917)	(20,777)
Proceeds from dispositions of property and equipment	25	40
Cash used in investing activities	(14,892)	(20,737)

	Three Months Ended
	March 31,
	2016	2015
FINANCING ACTIVITIES:
Deferred financing fees	—	(29)
Repayments of long term note payable	(265)	—
Taxes paid on settlement of vested share awards	—	(13)
Repayments of term loan facility	(1,250)	(1,250)
Repayments of equipment debt	(367)	(214)
Proceeds from equipment debt	—	408
Exercise of options and purchases from employee stock plans	415	736
Excess income tax benefit from share-based compensation	—	8
Borrowings under revolving loans	38,000	53,000
Repayments of revolving loans	(23,000)	(33,000)
Net cash provided by financing activities	13,533	19,646
Effect of foreign currency exchange rates on cash and cash equivalents	109	(102)
Net increase (decrease) in cash and cash equivalents	1,710	(11,770)
Cash and cash equivalents at beginning of period	14,184	42,389
Cash and cash equivalents at end of period	$15,894	$30,619

Supplemental Cash Flow Information
Cash paid for interest	$11,276	$11,068
Cash paid (refunded) for income taxes	$(1)	$368

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$10,003	$7,301
Property and equipment purchased on notes payable	$—	$15,569

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2016, and its results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. These costs have averaged approximately 21% of total costs of contract revenues over the prior three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

The Company has three operating segments: dredging, Terra Contracting Services, LLC (“Terra”) and Great Lakes Environmental & Infrastructure, LLC (“GLEI”), previously referred to as Magnus Pacific, LLC, which were aggregated into two reportable segments: dredging and environmental & infrastructure, previously referred to as environmental & remediation. As Terra and GLEI have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment, they were aggregated into one reporting segment. There has been no change in the Company’s identification of operating segments and reportable segments. The Company has determined that the operating segments are the Company’s three reporting units. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2016.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The Board issued this update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2016-02 on its financial statements.

In November 2015, the FASB issued Accounting Standard Update No. 2015-17 (“ASU 2015-17”), Income Taxes: Balance Sheet Classifications of Deferred Taxes (Topic 740) which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The update is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. As of December 31, 2015, the Company elected to early adopt this ASU 2015-17 on a prospective basis and therefore, prior years were not retrospectively adjusted.

In April 2015, the FASB issued Accounting Standard Update No. 2015-03 (“ASU 2015-03”), Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for fiscal years beginning after December 15, 2015, and is required to be applied retrospectively. The Company adopted this standard in the first quarter of 2016 on a retrospective basis. As a result, the Company presented $3,502 of unamortized debt issuance costs that had been included in other assets in the consolidated balance sheet as of December 31, 2015 as direct deductions from the carrying amounts of the related debt liabilities.

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 has been deferred to be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be its first quarter of fiscal 2018. Early adoption is permitted in fiscal 2017. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2016 and 2015, the dilutive effect of 359 thousand and 534 thousand stock options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the three months ended March 31, 2016, 1,812 thousand stock options and restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such stock options and restricted stock units were determined to be anti-dilutive.

The computations for basic and diluted loss per share are as follows:

	Three Months Ended
(shares in thousands)	March 31,
	2016	2015

Net loss	$(4,035)	$(8,390)

Weighted-average common shares outstanding — basic and diluted	60,507	60,265

Loss per share — basic	$(0.07)	$(0.14)
Loss per share — diluted	$(0.07)	$(0.14)

3.	Accounts receivable and contracts in progress

Accounts receivable at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
Completed contracts	$37,324	$37,111
Contracts in progress	50,669	70,787
Retainage	17,088	27,203
	105,081	135,101
Allowance for doubtful accounts	(439)	(754)

Total accounts receivable—net	$104,642	$134,347

Current portion of accounts receivable—net	$101,000	$130,777
Long-term accounts receivable and retainage	3,642	3,570
Total accounts receivable—net	$104,642	$134,347

The components of contracts in progress at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$375,747	$230,159
Amounts billed	(332,037)	(176,283)
Costs and earnings in excess of billings for contracts in progress	43,710	53,876
Costs and earnings in excess of billings for completed contracts	30,866	27,319
Total contract revenues in excess of billings	$74,576	$81,195

Billings in excess of costs and earnings:
Amounts billed	$(176,226)	$(207,550)
Costs and earnings for contracts in progress	170,068	200,489
Total billings in excess of contract revenues	$(6,158)	$(7,061)

The Company has $17,910 included in costs in excess of billings that are dependent upon the sale of environmental credits earned for a wetland mitigation project. The sale of these credits is subject to market factors that could cause the amount of expected revenue to be higher or lower than currently estimated. If the amount of proceeds received from the sale of the environmental credits is lower than our expectations, we could sustain a loss of part or all of the costs incurred related to this project. Additionally, the timing of realization may be impacted by the timing of a delay in the sale of these environmental credits, resulting in a longer period to recover our investment.

4.	Accrued expenses

Accrued expenses at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015

Insurance	$16,728	$16,291
Accumulated deficit in joint ventures	14,359	15,408
Payroll and employee benefits	10,345	13,317
Interest	4,008	8,743
Percentage of completion adjustment	3,197	2,837
Fuel hedge contracts	3,056	4,388
Income and other taxes	1,845	3,726
Other	8,058	7,567
Total accrued expenses	$61,596	$72,277

5.	Long-term debt

Credit Agreement

On June 4, 2012, the Company entered into a senior revolving credit agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $210,000, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15,000. This feature is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions. The Credit Agreement is collateralized by a substantial portion of the Company’s operating equipment with a net book value at March 31, 2016 of $148,785.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of March 31, 2016, the Company had $35,000 of borrowings on the revolver and $49,360 of letters of credit outstanding, resulting in $125,640 of availability under the Credit Agreement. At March 31, 2016, the Company was in compliance with its various financial covenants under the Credit Agreement.

Term loan facility

On November 4, 2014, the Company entered into a senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50,000 (the “Term Loan Facility”) pursuant to a Loan and Security Agreement (the “Loan Agreement”) by and among the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Company has borrowed an aggregate principal amount of $47,360 in 2014 and an additional $2,640 in 2015. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge (the “ATB”).

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

The Loan Agreement includes customary representations, affirmative and negative covenants and events of default for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement. The Term Loan Facility is collateralized by a portion of the Company’s operating equipment with a net book value at March 31, 2016 of $49,227.

Senior notes

The Company has outstanding $275,000 of 7.375% senior notes due February 2019. There is an optional redemption on all notes. The redemption prices are 103.7% in 2015, 101.8% in 2016 and 100% in any year following, until the notes mature in 2019.  Interest is paid semi-annually and principal is due at maturity.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment.  During the first quarter of 2015, the Company financed the $15,569 acquisition of a vessel previously under an operating lease with a note bearing interest at 5.75% to maturity in 2023.  The current portion of all equipment notes is $2,396. The long term portion is $16,488 and is included in notes payable or other long term liabilities.

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

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$3,056	$—	$3,056	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,388	$—	$4,388	$—

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

As of March 31, 2016, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through March 2017. As of March 31, 2016, there were 12.0 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through March 2017. Under these swap agreements, the Company will pay fixed prices ranging from $1.02 to $2.11 per gallon.

At March 31, 2016 and December 31, 2015, the fair value liability of the fuel hedge contracts was estimated to be $3,056 and $4,388, respectively, and is recorded in accrued expenses. Changes in the fair value of fuel hedge contracts being recorded in the Statement of Operations are recorded as cost of contract revenues. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of March 31, 2016 and December 31, 2015 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2016	2015
Liability derivatives:
Derivatives not designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$3,056	$4,388

Accumulated other comprehensive loss

Changes in the components of the accumulated balances of other comprehensive (income) loss are as follows:

	Three Months Ended
	March 31,
	2016	2015
Cumulative translation adjustments—net of tax	$409	$(808)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. The Term Loan Facility approximates fair value based upon stable market interest rates and Company credit ratings from inception to year end. In January 2011 and again in November 2014, the Company issued a total of $275,000 of 7.375% senior notes due February 1, 2019, which were outstanding at March 31, 2016 (See Note 5). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $260,563 at March 31, 2016, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

7.	Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In March 2016, the Company granted 661 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $927 and $1,057 for the three months ended March 31, 2016 and 2015, respectively.

8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds (the “Zurich Bonding Agreement”). In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2016, the Company had outstanding performance bonds with a notional amount of approximately $1,093,262, of which $41,082 relates to projects from the Company’s historical demolition business. The revenue value remaining in backlog related to these projects totaled approximately $579,451.

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

In 2009, NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating waste disposal activities at an allegedly unpermitted disposal site owned by a third party with whom NASDI contracted for the disposal of waste materials in 2007 and 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office. On or about February 5, 2016, the parties agreed to a tentative settlement in the amount of $275, subject to final documentation.

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

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At March 31, 2016 and December 31, 2015, the Company had net advances to TerraSea of $24,794 and $27,592, respectively, which are recorded in other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $14,359 and $14,271 at March 31, 2016 and December 31, 2015, respectively, which is presented in accrued expenses. The Company has commenced the wind down of TerraSea with its joint venture partner. The Company believes its net advances to TerraSea are ultimately recoverable either through the operations of the joint venture or as an obligation of our joint venture partner. The joint venture partner has notified the Company that it disagrees with the amount of net advances to TerraSea. The Company believes that its joint venture partner remains obligated for its share of net advances, and any future advances necessary to complete TerraSea’s remaining project. During July 2015, the Company proposed taking a larger percent of the loss on a TerraSea project. Based on this proposal, the Company accrued $1,506 at June 30, 2015 representing the estimated share of additional losses to be assumed. The joint venture partner and the Company are continuing discussions. If those discussions do not lead to a resolution satisfactory to both parties, the joint venture partner and the Company will go to binding arbitration as stipulated by the TerraSea operating agreement. To the extent that net advances are not fully recoverable, additional losses may result in future periods. The Company and its joint venture partner remained obligated to fund TerraSea through the completion of its remaining project. The remaining TerraSea project was substantially complete at March 31, 2016.

10.	Business dispositions

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI and Yankee, its two former subsidiaries that comprised our historical demolition business.  Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims.  In the fourth quarter of 2013, the Company recorded a preliminary loss on disposal of assets held for sale in discontinued operations. The loss on disposal is subject to change based on the value of additional proceeds received on the working capital existing at the date of disposition.  The amount and timing of the working capital settlement and the amount and timing of the realization of additional net proceeds may be impacted by the litigation with the buyer of the historical demolition business. However, management believes that the ultimate resolution of these matters will not be material to the Company’s consolidated financial position or results of operations.

11.	Segment information

The Company and its subsidiaries currently operate in two reportable segments: dredging and environmental & infrastructure, previously referred to as the environment & remediation segment. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is provided as follows:

	Three Months Ended
	March 31,
	2016	2015
Dredging
Contract revenues	$145,013	$154,128
Operating income	10,585	7,874

Environmental & infrastructure
Contract revenues	$19,090	$21,552
Operating loss	(10,674)	(15,132)

Intersegment revenues	(984)	(1,123)
Total
Contract revenues	$163,119	$174,557
Operating loss	(89)	(7,258)

Foreign dredging revenue of $1,509 for the three months ended March 31, 2016, was attributable to work done in the Middle East. Foreign dredging revenue for the three months ended March 31, 2015 was $41,699.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

12.	Subsidiary guarantors

The Company’s long-term debt at March 31, 2016 includes $275,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of March 31, 2016 and December 31, 2015;
(ii)	statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015; and
(iii)	statements of cash flows for the three months ended March 31, 2016 and 2015.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2016
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$14,047	$1,845	$2	$—	$15,894
Accounts receivable — net	100,913	87	—	—	101,000
Contract revenues in excess of billings	72,729	1,847	—	—	74,576
Inventories	35,042	—	—	—	35,042
Prepaid expenses and other current assets	70,847	307	831	—	71,985
Total current assets	293,578	4,086	833	—	298,497

PROPERTY AND EQUIPMENT—Net	432,740	9	—	—	432,749
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	85,774	—	—	—	85,774
INVENTORIES — Noncurrent	45,170	—	—	—	45,170
INVESTMENTS IN JOINT VENTURES	3,131	—	—	—	3,131
RECEIVABLES FROM AFFILIATES	19,086	6,251	73,246	(98,583)	—
INVESTMENTS IN SUBSIDIARIES	3,651	—	622,951	(626,602)	—
OTHER	6,312	1	868	—	7,181
TOTAL	$889,442	$10,347	$697,898	$(725,185)	$872,502

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,359	$140	$—	$—	$96,499
Accrued expenses	56,500	615	4,481	—	61,596
Billings in excess of contract revenues	6,054	104	—	—	6,158
Current portion of long term debt	1,433	—	6,097	—	7,530
Total current liabilities	160,346	859	10,578	—	171,783

7 3/8% SENIOR NOTES	—	—	272,248	—	272,248
REVOLVING CREDIT FACILITY	—	—	35,000	—	35,000
NOTES PAYABLE	290	—	51,975	—	52,265
DEFERRED INCOME TAXES	(783)	—	72,407	—	71,624
PAYABLES TO AFFILIATES	88,651	4,267	5,665	(98,583)	—
OTHER	19,557	—	136	—	19,693
Total liabilities	268,061	5,126	448,009	(98,583)	622,613

TOTAL EQUITY	621,381	5,221	249,889	(626,602)	249,889
TOTAL	$889,442	$10,347	$697,898	$(725,185)	$872,502

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$12,035	$2,147	$2	$—	$14,184
Accounts receivable — net	129,978	799	—	—	130,777
Contract revenues in excess of billings	79,477	1,718	—	—	81,195
Inventories	35,963	—	—	—	35,963
Prepaid expenses and other current assets	66,919	218	477	—	67,614
Total current assets	324,372	4,882	479	—	329,733

PROPERTY AND EQUIPMENT—Net	430,192	18	—	—	430,210
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	86,004	—	—	—	86,004
INVENTORIES — Noncurrent	41,646	—	—	—	41,646
INVESTMENTS IN JOINT VENTURES	3,761	—	—	—	3,761
RECEIVABLES FROM AFFILIATES	18,326	6,009	70,738	(95,073)	—
INVESTMENTS IN SUBSIDIARIES	3,706	—	621,984	(625,690)	—
OTHER	6,702	3	65	—	6,770
TOTAL	$914,709	$10,912	$693,266	$(720,763)	$898,124

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,619	$227	$—	$—	$118,846
Accrued expenses	62,861	509	8,907	—	72,277
Billings in excess of contract revenues	6,964	97	—	—	7,061
Current portion of long term debt	1,424	—	6,082	—	7,506
Total current liabilities	189,868	833	14,989	—	205,690

7 3/8% SENIOR NOTES	—	—	271,998	—	271,998
REVOLVING CREDIT FACILITY	—	—	20,000	—	20,000
NOTE PAYABLE	323	—	53,469	—	53,792
DEFERRED INCOME TAXES	(783)	—	74,789	—	74,006
PAYABLES TO AFFILIATES	85,859	3,505	5,709	(95,073)	—
OTHER	20,326	—	139	—	20,465
Total liabilities	295,593	4,338	441,093	(95,073)	645,951

TOTAL EQUITY	619,116	6,574	252,173	(625,690)	252,173
TOTAL	$914,709	$10,912	$693,266	$(720,763)	$898,124

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$163,579	$—	$—	$(460)	$163,119
Costs of contract revenues	(142,183)	(1,406)	—	460	(143,129)
Gross profit	21,396	(1,406)	—	—	19,990

OPERATING EXPENSES:
General and administrative expenses	20,085	4	—	—	20,089
Gain on sale of assets—net	(10)	—	—	—	(10)
Operating income	1,321	(1,410)	—	—	(89)

Interest expense—net	(181)	—	(5,540)	—	(5,721)
Equity in earnings of subsidiaries	(82)	—	(1,149)	1,231	—
Equity in loss of joint ventures	(115)	—	—	—	(115)
Other expense	(755)	(8)	—	—	(763)
Income (loss) before income taxes	188	(1,418)	(6,689)	1,231	(6,688)

Income tax (provision) benefit	(1)	—	2,654	—	2,653

Net income (loss)	$187	$(1,418)	$(4,035)	$1,231	$(4,035)

Comprehensive income (loss)	$187	$(1,009)	$(3,626)	$822	$(3,626)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$172,354	$3,192	$—	$(989)	$174,557
Costs of contract revenues	(161,204)	(3,660)	—	989	(163,875)
Gross profit	11,150	(468)	—	—	10,682

OPERATING EXPENSES:
General and administrative expenses	17,948	—	—	—	17,948
(Gain) loss on sale of assets—net	(8)	—	—	—	(8)
Operating income (loss)	(6,790)	(468)	—	—	(7,258)

Interest expense—net	(299)	—	(5,331)	—	(5,630)
Equity in earnings (loss) of subsidiaries	4	—	(9,177)	9,173	—
Equity in loss of joint ventures	(1,098)	—	—	—	(1,098)
Gain on bargain purchase acquisition	—	—	—	—	—
Other income	(434)	(7)	—	—	(441)
Income (loss) from continuing operations before income taxes	(8,617)	(475)	(14,508)	9,173	(14,427)

Income tax (provision) benefit	—	(81)	6,118	—	6,037

Net income (loss)	$(8,617)	$(556)	$(8,390)	$9,173	$(8,390)

Comprehensive income (loss)	$(8,617)	$(1,364)	$(9,198)	$9,981	$(9,198)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$14,147	$(787)	$(10,400)	$—	$2,960

INVESTING ACTIVITIES:
Purchases of property and equipment	(14,917)	—	—	—	(14,917)
Proceeds from dispositions of property and equipment	25	—	—	—	25
Net change in accounts with affiliates	26,753	—	—	(26,753)	—
Net cash flows provided by (used in) investing activities	11,861	—	—	(26,753)	(14,892)

FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(265)	—	(265)
Repayments of term loan facility	—	—	(1,250)	—	(1,250)
Repayments of equipment debt	(367)	—	—	—	(367)
Net change in accounts with affiliates	(629)	376	(26,500)	26,753	—
Intercompany dividends	(23,000)	—	23,000	—	—
Exercise of options and purchases from employee stock plans	—	—	415	—	415
Borrowings under revolving loans	—	—	38,000	—	38,000
Repayments of revolving loans	—	—	(23,000)	—	(23,000)

Net cash flows provided by (used in) financing activities	(23,996)	376	10,400	26,753	13,533

Effect of foreign currency exchange rates on cash and cash equivalents	—	109	—	—	109

Net increase (decrease) in cash and cash equivalents	2,012	(302)	—	—	1,710

Cash and cash equivalents at beginning of period	12,035	2,147	2	—	14,184

Cash and cash equivalents at end of period	$14,047	$1,845	$2	$—	$15,894

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$(2,484)	$155	$(8,248)	$—	$(10,577)

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,777)	—	—	—	(20,777)
Proceeds from dispositions of property and equipment	40	—	—	—	40
Net change in accounts with affiliates	(5,821)	—	—	5,821	—

Net cash flows used in investing activities	(26,558)	—	—	5,821	(20,737)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(29)	—	(29)
Taxes paid on settlement of vested share awards	—	—	(13)	—	(13)
Repayments of term loan facility	—	—	(1,250)	—	(1,250)
Repayment of equipment debt	(214)	—	—	—	(214)
Proceeds from equipment debt	—	—	408	—	408
Net change in accounts with affiliates	—	633	5,188	(5,821)	—
Capital contributions	16,800	—	(16,800)	—	—
Exercise of options and purchases from employee stock plans	—	—	736	—	736
Excess income tax benefit from share-based compensation	—	—	8	—	8
Borrowings under revolving loans	—	—	53,000	—	53,000
Repayments of revolving loans	—	—	(33,000)	—	(33,000)

Net cash flows provided by financing activities	16,586	633	8,248	(5,821)	19,646

Effect of foreign currency exchange rates on cash and cash equivalents	—	(102)	—	—	(102)

Net increase (decrease) in cash and cash equivalents	(12,456)	686	—	—	(11,770)

Cash and cash equivalents at beginning of period	41,724	663	2	—	42,389

Cash and cash equivalents at end of period	$29,268	$1,349	$2	$—	$30,619

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary note regarding forward-looking statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2015, and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States and a major provider of environmental and infrastructure services. In addition, the Company is the only U.S. dredging service provider with significant international operations. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 49% over the prior three years, including 66%, 44%, 32% and 58% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2016, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 74% of dredging revenues, above the Company’s prior three year average of 62%.

The Company’s environmental & infrastructure segment, previously referred to as the environmental & remediation segment, provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation and other specialty civil construction. Remediation involves the retrieval and removal of contamination from an environment through the use of separation techniques or disposal based on the quantity and severity of the contamination. In addition, the environmental & infrastructure segment performs industrial cleaning, abatement services and hazardous waste removal. The environmental & infrastructure segment, which is comprised of Great Lakes Environmental & Infrastructure, LLC (“GLEI”), previously referred to as Magnus Pacific, LLC, and Terra Contracting Services, LLC (“Terra”), accounted for 12% of total revenues in the first three months of 2016.

The Company has in three operating segments: dredging, Terra and GLEI, which were aggregated into two reportable segments: dredging and environmental & infrastructure. As Terra and GLEI have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment, they were aggregated into one reporting segment. There has been no change in the Company’s identification of operating segments and reportable segments. The Company has determined that the operating segments are the Company’s three reporting units.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015

Contract revenues	100.0%	100.0%
Costs of contract revenues	(87.7)	(93.9)
Gross profit	12.3	6.1
General and administrative expenses	12.4	10.3
Gain on sale of assets—net	—	—
Operating loss	(0.1)	(4.2)
Interest expense—net	(3.5)	(3.2)
Equity in loss of joint ventures	(0.1)	(0.6)
Other expense	(0.5)	(0.3)
Loss before income taxes	(4.2)	(8.3)
Income tax benefit	1.6	3.5
Net loss	(2.6)	(4.8)

Adjusted EBITDA	7.9%	2.5%

Adjusted EBITDA, as provided herein, represents net income, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate the performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	March 31,
	2016	2015
(in thousands)
Net loss	$(4,035)	$(8,390)
Adjusted for:
Interest expense—net	5,721	5,630
Income tax benefit	(2,653)	(6,037)
Depreciation and amortization	13,928	13,153
Adjusted EBITDA	$12,961	$4,356

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended
	March 31,
Revenues (in thousands)	2016	2015	Change
Dredging:
Capital—U.S.	$51,937	$47,357	9.7%
Capital—foreign	1,509	41,699	(96.4)%
Coastal protection	47,213	20,072	135.2%
Maintenance	37,583	42,147	(10.8)%
Rivers & lakes	6,771	2,853	137.3%
Total dredging revenues	145,013	154,128	(5.9)%
Environmental & infrastructure	19,090	21,552	(11.4)%
Intersegment revenue	(984)	(1,123)	(12.4)%
Total revenues	$163,119	$174,557	(6.6)%

Total revenue for the 2016 first quarter was $163.1 million, a decrease compared to revenue of $174.6 million in the 2015 first quarter. For the three months ended March 31, 2016, decreases in foreign capital, maintenance and environmental & infrastructure revenues were slightly offset by increases in coastal protection, domestic capital and rivers & lakes revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased by $4.6 million, or 10%, to $51.9 million, in the 2016 first quarter compared to the same quarter in 2015. The increase in domestic capital dredging revenues for the three months ended March 31, 2016 was largely attributable to work on the Savannah Harbor deepening project.  Additional capital work during the first quarter of 2016 included a deepening project on the Delaware River, a liquefied natural gas (“LNG”) project in Texas and a coastal restoration project in Louisiana. The increase in capital dredging revenue for the current year was partially offset by revenue earned on the Port Miami deepening project in the 2015 first quarter that did not repeat in the first quarter of the current year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the first quarter of 2016 foreign dredging revenue was $1.5 million, a decrease of $40.2 million, or 96%, from the same quarter in the prior year. Revenue for the three months ended March 31, 2016 was driven by the final stages of demobilization on the Suez Canal project and a project in Bahrain. In comparison, revenue for the first three months of 2015 was driven by greater amounts of revenue earned on the Suez Canal project and a project in Bahrain, in addition to several projects in Brazil that did not repeat in the first quarter of the current year.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue was $47.2 million in the first quarter of 2016, up $27.1 million or 135%, compared to the 2015 first quarter. The significant increase in coastal protection revenue for the first three months of 2016 was attributable to a greater amount of revenue earned on large projects in New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy. Additionally, two projects in Florida contributed to coastal protection revenue in the 2016 first quarter.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue in the first quarter of 2016 decreased by $4.6 million, or 11%, compared to the same period in 2015. The decrease in maintenance dredging revenues for the first three months of 2016 was driven by a large harbor project in North Carolina that did not repeat in the first quarter of the current year. Maintenance dredging work during the first quarter of 2016 included projects in Georgia, Louisiana, Maryland, New Jersey and Massachusetts.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the first quarter of 2016 was $6.8 million, an increase of $3.9 million or 137% compared to the first quarter of 2015. The increase in rivers & lakes revenue for the first three months of 2016, as compared to the prior year period, was driven by a reservoir project in Kansas. This increase was partially offset by revenue earned on a private company project in Florida during the 2015 first quarter that did not repeat in the first quarter of the current year.

The environmental & infrastructure segment’s services include environmental and geotechnical construction, specifically, slurry wall construction, in-situ stabilization, large scale reclamation, and habitat restoration. In addition, the segment provides remediation services which involve the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment, or exhumation techniques including off-site disposal based on the quantity and severity of the contamination. The environmental & infrastructure segment recorded revenues of $19.1 million for the three months ended March 31, 2016, down 11% compared to $21.6 million for the same period in 2015. Environmental & infrastructure revenue for the first quarter of 2016 included work on a large mine project in Washington as well as on remediation projects in Washington and Indiana and a geotechnical project in California. The decrease in revenue during the first three months of 2016 was mostly attributable to a greater amount of revenue earned on a geotechnical slurry wall construction project in California in the prior year.

Consolidated gross profit for the 2016 first quarter increased by $9.3 million, or 87% to $20.0 million, from $10.7 million in the first quarter of 2015. Gross profit margin (gross profit divided by revenue) for the 2016 first quarter increased to 12.3% from 6.1% for the three months ended March 31, 2015. The increase in gross profit for the three months ended March 31, 2016 was driven by strong performance on several domestic coastal protection and domestic capital projects which positively impacted margins in our dredging segment. During the first three months of 2016, the environmental & infrastructure segment’s performance improved compared to the same period in the prior year, mostly attributable to the resolution of claims and change orders. However, the environmental & infrastructure segment experienced business seasonality during the quarter, which contributed to its negative gross profit for the three months ended March 31, 2016. In comparison, gross profit in the first quarter of 2015 was mostly attributable to contract losses on a site development project and increased operating overhead costs, primarily due to increased personnel costs, in the environmental & infrastructure segment. In the 2015 first quarter, the negative gross profit at the environmental & infrastructure segment was partially offset by strong contract margin on our Suez Canal project.

General and administrative expenses totaled $20.1 million for the quarter ended March 31, 2016, up from general and administrative expenses of $17.9 million in the first quarter of 2015. Increased general and administrative expenses in the first three months of 2016 were driven by higher payroll and benefit expenses of $2.9 million.

Operating loss for the three months ended March 31, 2016 was $0.1 million, a change of $7.2 million, compared to operating loss of $7.3 million in the same period of 2015. The change in the Company’s operating loss for the first three months of 2016 was attributable to the increase in gross profit offset by an increase in general and administrative expenses described above.

Net interest expense totaled $5.7 million for the three months ended March 31, 2016, in line with interest expense of $5.6 million from the same period of 2015.

The income tax benefit for the three months ended March 31, 2016 was $2.7 million compared to $6.0 million for the 2015 first quarter. The change in the income tax benefit for the first three months of 2016 was attributable to a larger operating loss in the first three months of 2015. The effective tax rate for the three months ended March 31, 2016 was 39.7% which is in line with the effective tax rate of 41.8% for the same period of 2015.

Net loss was $4.0 million and loss per diluted share of $0.07 for the 2016 first quarter compared to net loss of $8.4 million and loss per diluted share of $0.14 for the same period of 2015. The change in net loss in the first three months of 2016 as compared to the same period in the prior year is due to the change in operating income as described above. Additionally, during the first three months of 2015, net loss included $1.1 million recorded to equity in loss of joint ventures.

Adjusted EBITDA (as defined on page 26) for the three months ended March 31, 2016 and 2015 was $13.0 million and $4.4 million, respectively. This increase in Adjusted EBITDA during the current year period was attributable to a higher net loss in the same period of the prior year as described above.

Results by segment

Dredging

Dredging segment revenues for the quarter ended March 31, 2016 were $145.0 million, a decrease of $9.1 million, or 6%, compared to $154.1 million for the quarter ended March 31, 2015. The dredging segment’s revenue for the three months ended March 31, 2016 experienced decreases in foreign capital and maintenance revenues which were partially offset by increases in coastal protection, domestic capital and rivers & lakes revenues. Current year revenues were driven by large coastal protection projects in New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy, the Savannah Harbor deepening project, a coastal restoration project in Louisiana, a reservoir project in Kansas and maintenance dredging work in Georgia.

Dredging segment gross profit in the first quarter of 2016 increased 28% to $23.4 million compared to $18.3 million in the same period of the prior year. Dredging segment gross profit margin for the three months ended March 31, 2016 increased to 16.1% from 11.8% for the three months ended March 31, 2015. Strong performance on several domestic coastal protection and domestic capital projects positively impacted gross profit for the first quarter of 2016. In comparison, during the three months ended March 31, 2015, the Company experienced high fleet utilization, resulting in greater fixed cost coverage, and strong contract margin on our Suez Canal project partially offset by the tightening of margin on some projects due to either mechanical downtime or weather.

Operating income at the dredging segment for the three months ended March 31, 2016 increased $2.7 million, to $10.6 million from $7.9 million for the same period in the prior year. The increase in operating income is the result of higher gross profit, described above, slightly offset by an increase in general and administrative expenses, specifically related to higher payroll and benefits expense and legal and professional fees.

Environmental & infrastructure

Environmental & infrastructure segment revenues for the quarter ended March 31, 2016 were $19.1 million, a decrease of $2.5 million, or 11%, compared to $21.6 million for the three months ended March 31, 2015. Environmental & infrastructure revenues for the first three months of 2016 included work on a large mine project in Washington as well as on remediation projects in Washington and Indiana and a geotechnical project in California. The decrease in revenue during the first three months of 2016 was mostly attributable to a greater amount of revenue earned on a geotechnical slurry wall construction project in California in the prior year period.

Environmental & infrastructure segment negative gross profit in the first quarter of 2016 was $3.4 million compared to $7.6 million in the first quarter of 2015. For the three months ended March 31, 2016 and 2015, the environmental & infrastructure segment had a negative gross profit margin of 17.6% and 35.2%, respectively. For the three months ended March 31, 2016, the environmental & infrastructure segment’s performance improved compared to the same period in the prior year, mostly attributable to the resolution of claims and change orders. However, the environmental & infrastructure segment experienced business seasonality during the current year, which contributed to its negative gross profit for the three months ended March 31, 2016. In comparison, gross profit in the first quarter of 2015 was mostly attributable to contract losses on a site development project and increased operating overhead costs, primarily due to increased personnel costs.

The environmental & infrastructure segment experienced an operating loss of $10.7 million and $15.1 million for the three months ended March 31, 2016 and 2015, respectively. The change in operating loss for the three months ended March 31, 2016 is the result of the change in negative gross profit, as described above. Further, a decrease in amortization expense was mostly offset by an increase in general and administrative expenses, specifically related to higher payroll and benefits expense.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2016	2015	2015
Dredging:
Capital - U.S.	$386,638	$411,506	$212,662
Capital - foreign	1,750	1,750	85,851
Coastal protection	124,949	118,858	218,552
Maintenance	43,931	77,995	26,850
Rivers & lakes	75,898	67,589	93,039
Dredging Backlog	633,166	677,698	636,954
Environmental & infrastructure	77,266	73,349	104,235
Total Backlog	$710,432	$751,047	$741,189

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 52% of the Company’s March 31, 2016 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the first three months of 2016 was $126.2 million. This represents a decrease of $122.4 million compared to the first three months of 2015. Awards during the current year include a coastal protection project in Virginia and a coastal restoration project in Louisiana. The bid market for the three months ended March 31, 2016 was down compared to the prior year primarily due to the award of the Savannah Harbor deepening project during the first quarter of 2015. For the contracts awarded in the current year, the Company won 100%, or $39.9 million of the coastal protection projects, 100%, or $27.2 million of the domestic capital projects, 17%, or $7.5 million of the maintenance projects and 57%, or $8.8 million of the rivers & lakes projects through March 31, 2016. The Company won 66% of the overall domestic bid market for the first three months of 2016, which is above the Company’s prior three year average of 49%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $633.2 million at March 31, 2016 compared to $677.7 million of backlog at December 31, 2015. These amounts do not reflect approximately $50.9 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2016. At December 31, 2015 the amount of domestic low bids and options pending award was $82.8 million.

Domestic capital dredging backlog at March 31, 2016 was $24.9 million lower than at December 31, 2015. During the first three months of 2016, the Company was awarded a coastal restoration project in Louisiana. Additionally, during the year, the Company continued to earn revenue on a deepening project on the Delaware River, an LNG project in Texas and a coastal restoration project in Louisiana. The Panama Canal expansion is on track to be completed this year, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-Panamax vessels. In April 2016, the federal court in New Orleans approved the October 2015 settlement, approximately $20 billion, between the United States, the five Gulf States and BP for damages from the Deepwater Horizon oil spill. Louisiana will receive a minimum of $6.8 billion for claims related to natural resource damages under the Oil Pollution Act, Clean Water Act civil penalties, and the State’s various economic claims. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid.

Foreign capital dredging backlog at March 31, 2016 was in line with backlog at December 31, 2015. Subsequent to the end of the quarter, the Company was awarded two land reclamation and development projects in the Middle East which will contribute to future backlog. Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism all of which are expected to add nearly 400 viable dredging projects over the next six years. Besides the Middle East, the Company continues to pursue ancillary work in South America where we have positioned a clamshell dredge and operate as a reputable regional provider. The Company expects the additional opportunities globally to provide a continued source of future international dredging revenue.

Coastal protection dredging backlog at March 31, 2016 was $6.1 million higher than at December 31, 2015. In the first three months of 2016, the Company was awarded a large coastal protection project in Virginia as well as a project in Florida. In the first three months of 2016, the Company earned revenue on several large coastal protection projects in New Jersey as well as on projects in Florida that were in backlog at December 31, 2015. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to extend through 2017. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms.

Maintenance dredging backlog was down $34.1 million from December 31, 2015. During the first quarter of 2016, the Company was awarded a maintenance project in Louisiana which contributed to backlog at March 31, 2016. During the first three months of 2016, the Company continued to earn revenue on projects in Georgia, Louisiana, Maryland and Massachusetts which were in backlog at year end. The Water Resources Reform and Development Act (WRRDA) calls for full use of Harbor Maintenance Trust Fund (“HMTF”) within ten years for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Through the increased appropriation of HMTF monies, the Corps has substantially increased projects for maintenance dredging in 2016 and the Company anticipates an increase in harbor projects to be let to bid throughout the government’s current fiscal year and beyond. Further, the House and Senate Appropriations Committees are making progress on their fiscal year 2017 Energy & Water Appropriations bills, which provide funding for the Corps. Funding levels for the Corps in both bills are positive and include hitting the Harbor Maintenance Tax (HMT) spending target.

Rivers & lakes backlog is $8.3 million higher at March 31, 2016 than at December 31, 2015 as the Company was awarded a project in New Jersey during the first three months of 2016. During the first quarter of 2016, the Company continued to earn revenue on a reservoir project in Kansas. The Corps’ work plan for 2016 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream, in addition to planned levee repair along the Mississippi River. Additionally, the Company’s rivers & lakes dredges are well suited for marsh projects in Louisiana that are expected to be let to bid through the Coastal Protection and Restoration Authority over the next year.

Environmental & infrastructure services backlog increased $3.9 million from December 31, 2015. The increase was attributable to the award of several projects, including two remediation projects, two geotechnical projects and an underground infrastructure project during the first three months of 2016. The Company continued to earn revenue on a large mine project in Washington as well as work on projects in Washington, Indiana and California. As part of the environmental & infrastructure segment’s initiatives, the Company intends to focus on geographical expansion in the geotechnical services business. Additionally, the Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the Environmental Protection Agency’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities for the three months ended March 31, 2016 and 2015 totaled $3.0 million and $(10.6) million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in the first three months of 2016 compared to the same period in the prior year was driven by the change in net income as well as a lower investment in working capital, specifically related to the final billings on large projects completed late in 2015, during the current year.

The Company’s net cash flows used in investing activities for the first three months of 2016 and 2015 totaled $14.9 million and $20.7 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended March 31, 2016, the Company spent $8.4 million on the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), compared to $6.8 million in the same period in the prior year. Spending on normal course upgrades and capital maintenance was lower for the 2016 first quarter compared to the 2015 first quarter.

The Company’s net cash flows provided by financing activities for the three months ended March 31, 2016 and 2015 totaled $13.5 million and $19.6 million, respectively. The decrease in net cash flows provided financing activities is primarily due to net borrowings on the Company’s revolver during the first three months of 2016 of $15 million, compared to net borrowings of $20 million for the same period in the prior year.

On June 4, 2012, the Company entered into a senior revolving credit agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $210 million, multicurrency borrowings up to a $50 million sublimit and swingline loans up to a $10 million sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15 million. This feature is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of March 31, 2016, the Company had $35.0 million of borrowings on the revolver and $49.4 million of letters of credit outstanding, resulting in $125.6 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At March 31, 2016, the Company was in compliance with its various covenants under the Credit Agreement.

On November 4, 2014, the Company entered into a senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50 million (the “Term Loan Facility”) pursuant to a Loan and Security Agreement (the “Loan Agreement”) by and among, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Company has borrowed an aggregate principal amount of $47.4 million in 2014 and an additional $2.6 million in 2015. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s ATB.

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

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At March 31, 2016, the Company had outstanding performance bonds totaling approximately $1,093.3 million, of which $41.1 million relates to projects from the Company’s historical demolition business. The revenue value remaining in backlog related to these projects totaled approximately $579.5 million.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project.

In January 2011, the Company issued $250 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. Approximately $180 million of the net proceeds from the original issuance of the senior notes were used to prepay all of the Company’s 7.75% senior subordinated notes due December 2013, including prepayment premiums and accrued and unpaid interest.  In November 2014, the Company issued an additional $25 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. The proceeds from this issuance were used to repay indebtedness incurred under our senior secured revolving credit facility in connection with the acquisition of Magnus Pacific Corporation, and for general corporate purposes. The indenture governing the senior notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture governing the senior notes.

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

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1 to the Company’s December 31, 2015 Consolidated Financial Statements included on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2016 has not materially changed since December 31, 2015. The market risk profile of the Company on December 31, 2015 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2016 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 11, 2015, the Company announced a share repurchase program approved by the Board of Directors of the Company, authorizing, but not obligating, the repurchase of up to an aggregate amount of $15,000,000 of its common stock from time to time through December 31, 2016. No repurchases were made in the first quarter of 2016. As of March 31, 2016, the approximate dollar value of shares still available for repurchase under the authorization was $13,575,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation Long-Term Incentive Plan. †*

10.2	Form of Great Lakes Dredge & Dock Corporation Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation Long-Term Incentive Plan. †*

10.3	Form of Great Lakes Dredge & Dock Corporation Cash Performance Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation Long-Term Incentive Plan. †*

10.4	Restricted Stock Unit Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. †*

10.5	Performance Vesting RSU Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. †*

10.6	Cash Performance Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. †*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

* Filed herewith
† Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date:  May 3, 2016

EXHIBIT INDEX

Number	Document Description

10.1	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation Long-Term Incentive Plan. †*

10.2	Form of Great Lakes Dredge & Dock Corporation Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation Long-Term Incentive Plan. †*

10.3	Form of Great Lakes Dredge & Dock Corporation Cash Performance Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation Long-Term Incentive Plan. †*

10.4	Restricted Stock Unit Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. †*

10.5	Performance Vesting RSU Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. †*

10.6	Cash Performance Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. †*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

* Filed herewith
† Compensatory plan or arrangement