Form 10-Q
period 2016-06-30
Great Lakes Dredge & Dock CORP
filed 2016-08-04
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, 60,747,587 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2016

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,236	$14,184
Accounts receivable—net	110,940	130,777
Contract revenues in excess of billings	74,915	81,195
Inventories	35,053	35,963
Prepaid expenses and other current assets	76,107	67,614
Total current assets	318,251	329,733

PROPERTY AND EQUIPMENT—Net	416,484	430,210
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	85,544	86,004
INVENTORIES—Noncurrent	46,867	41,646
INVESTMENTS IN JOINT VENTURES	5,293	3,761
OTHER	7,470	6,770
TOTAL	$879,909	$898,124

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,088	$118,846
Accrued expenses	62,179	72,277
Billings in excess of contract revenues	4,971	7,061
Revolving credit facility	45,000	—
Current portion of long term debt	10,469	7,506
Total current liabilities	219,707	205,690

7 3/8% SENIOR NOTES	272,498	271,998
REVOLVING CREDIT FACILITY	—	20,000
NOTES PAYABLE	47,821	53,792
DEFERRED INCOME TAXES	70,979	74,006
OTHER	19,669	20,465
Total liabilities	630,674	645,951

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 61,026 and 60,709 shares issued; 60,748 and 60,431 shares outstanding at June 30, 2016 and December 31, 2015, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	285,506	283,247
Accumulated deficit	(33,418)	(27,664)
Accumulated other comprehensive loss	(1,426)	(1,983)
Total equity	249,235	252,173
TOTAL	$879,909	$898,124

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Contract revenues	$192,192	$238,877	$355,311	$413,434
Costs of contract revenues	167,936	206,590	311,065	370,465
Gross profit	24,256	32,287	44,246	42,969
General and administrative expenses	19,751	15,543	39,840	33,491
Impairment of goodwill	—	2,750	—	2,750
(Gain) loss on sale of assets—net	687	5	677	(3)
Operating income	3,818	13,989	3,729	6,731
Interest expense—net	(5,903)	(5,567)	(11,624)	(11,197)
Equity in earnings (loss) of joint ventures	128	(2,616)	13	(3,714)
Other expense	(518)	(618)	(1,281)	(1,059)
Income (loss) before income taxes	(2,475)	5,188	(9,163)	(9,239)
Income tax (provision) benefit	756	(2,464)	3,409	3,573
Net income (loss)	$(1,719)	$2,724	$(5,754)	$(5,666)

Basic earnings (loss) per share	$(0.03)	$0.05	$(0.10)	$(0.09)
Basic weighted average shares	60,711	60,473	60,609	60,369

Diluted earnings (loss) per share	$(0.03)	$0.05	$(0.10)	$(0.09)
Diluted weighted average shares	60,711	60,924	60,609	60,369

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$(1,719)	$2,724	$(5,754)	$(5,666)
Currency translation adjustment—net of tax (1)	148	53	557	(755)
Comprehensive income (loss)	$(1,571)	$2,777	$(5,197)	$(6,421)

(1)

Net of income tax (provision) benefit of $(99) and $(35) for the three months ended June 30, 2016 and 2015, respectively and $(370) and $500 for the six months ended June 30, 2016 and 2015, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2016	60,709	$6	(278)	$(1,433)	$283,247	$(27,664)	$(1,983)	$252,173

Share-based compensation	102	—	—	—	2,006	—	—	2,006
Vesting of restricted stock units, including impact of shares withheld for taxes	71	—	—	—	(162)	—	—	(162)
Exercise of options and purchases from employee stock plans	144	—	—	—	415	—	—	415
Net loss	—	—	—	—	—	(5,754)	—	(5,754)
Other comprehensive income—net of tax	—	—	—	—	—	—	557	557
BALANCE—June 30, 2016	61,026	$6	(278)	$(1,433)	$285,506	$(33,418)	$(1,426)	$249,235

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2015	60,170	$6	—	$—	$278,166	$(21,475)	$(734)	$255,963

Share-based compensation	93	—	—	—	2,058	—	—	2,058
Vesting of restricted stock units, including impact of shares withheld for taxes	98	—	—	—	(265)	—	—	(265)
Exercise of options and purchases from employee stock plans	160	—	—	—	846	—	—	846
Excess income tax benefit from share-based compensation	—	—	—	—	(13)	—	—	(13)
Net loss	—	—	—	—	—	(5,666)	—	(5,666)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(755)	(755)
BALANCE—June 30, 2015	60,521	$6	—	$—	$280,792	$(27,141)	$(1,489)	$252,168

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(5,754)	$(5,666)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	28,820	33,025
Equity in (earnings) loss of joint ventures	(3,815)	4,939
Cash distributions from joint ventures	1,233	—
Deferred income taxes	(2,657)	(3,659)
(Gain) loss on sale of assets	677	(3)
Impairment of goodwill	—	2,750
Gain on adjustment of contingent consideration	—	(8,444)
Amortization of deferred financing fees	1,249	1,212
Unrealized net gain from mark-to-market valuations of derivatives	(5,605)	(2,629)
Unrealized foreign currency gain	(244)	(789)
Share-based compensation expense	2,006	2,058
Excess income tax benefit from share-based compensation	—	13
Changes in assets and liabilities:
Accounts receivable	19,553	5,644
Contract revenues in excess of billings	6,604	(34,625)
Inventories	(4,311)	(291)
Prepaid expenses and other current assets	(4,162)	1,418
Accounts payable and accrued expenses	(23,456)	1,126
Billings in excess of contract revenues	(2,108)	(750)
Other noncurrent assets and liabilities	(770)	(2,210)
Cash provided by (used in) operating activities	7,260	(6,881)

INVESTING ACTIVITIES:
Purchases of property and equipment	(32,150)	(36,830)
Proceeds from dispositions of property and equipment	10,318	115
Cash used in investing activities	(21,832)	(36,715)

	Six Months Ended
	June 30,
	2016	2015
FINANCING ACTIVITIES:
Deferred financing fees	—	(29)
Repayments of long term note payable	(531)	—
Taxes paid on settlement of vested share awards	(162)	(265)
Repayments of term loan facility	(2,500)	(2,500)
Repayments of equipment debt	(708)	(506)
Proceeds from equipment debt	—	410
Exercise of options and purchases from employee stock plans	415	846
Excess income tax benefit from share-based compensation	—	(13)
Borrowings under revolving loans	91,500	79,000
Repayments of revolving loans	(66,500)	(61,000)
Net cash provided by financing activities	21,514	15,943
Effect of foreign currency exchange rates on cash and cash equivalents	110	(40)
Net increase (decrease) in cash and cash equivalents	7,052	(27,693)
Cash and cash equivalents at beginning of period	14,184	42,389
Cash and cash equivalents at end of period	$21,236	$14,696

Supplemental Cash Flow Information
Cash paid for interest	$12,815	$12,296
Cash paid (refunded) for income taxes	$(331)	$987

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$4,289	$2,690
Property and equipment purchased on capital leases and equipment notes	$—	$1,825
Property and equipment purchased on notes payable	$—	$15,569

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2016, and its results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 have been included.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

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

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended June 30, 2016, the dilutive effect of 651 thousand stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during this period. For the six months ended June 30, 2016 and 2015, the dilutive effect of 523 thousand and 488 thousand stock options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the three and six months ended June 30, 2016, 1,603 thousand and 1,694 thousand stock options and restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such stock options and restricted stock units were determined to be anti-dilutive. Similarly, for the three months ended June 30, 2015, 1,019 thousand stock options and restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$(1,719)	$2,724	$(5,754)	$(5,666)

Weighted-average common shares outstanding — basic	60,711	60,473	60,609	60,369
Effect of stock options and restricted stock units	—	451	—	—

Weighted-average common shares outstanding — diluted	60,711	60,924	60,609	60,369

Earnings (loss) per share — basic	$(0.03)	$0.05	$(0.10)	$(0.09)
Earnings (loss) per share — diluted	$(0.03)	$0.05	$(0.10)	$(0.09)

3.	Accounts receivable and contracts in progress

Accounts receivable at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Completed contracts	$23,742	$37,111
Contracts in progress	74,240	70,787
Retainage	17,392	27,203
	115,374	135,101
Allowance for doubtful accounts	(454)	(754)

Total accounts receivable—net	$114,920	$134,347

Current portion of accounts receivable—net	$110,940	$130,777
Long-term accounts receivable and retainage	3,980	3,570
Total accounts receivable—net	$114,920	$134,347

The components of contracts in progress at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$360,254	$230,159
Amounts billed	(310,461)	(176,283)
Costs and earnings in excess of billings for contracts in progress	49,793	53,876
Costs and earnings in excess of billings for completed contracts	25,122	27,319
Total contract revenues in excess of billings	$74,915	$81,195

Billings in excess of costs and earnings:
Amounts billed	$(285,086)	$(207,550)
Costs and earnings for contracts in progress	280,115	200,489
Total billings in excess of contract revenues	$(4,971)	$(7,061)

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

4.	Accrued expenses

Accrued expenses at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015

Insurance	$16,858	$16,291
Accumulated deficit in joint ventures	14,359	15,408
Interest	9,154	8,743
Payroll and employee benefits	9,076	13,317
Percentage of completion adjustment	1,769	2,837
Income and other taxes	1,519	3,726
Fuel hedge contracts	—	4,388
Other	9,444	7,567
Total accrued expenses	$62,179	$72,277

5.	Long-term debt

Credit Agreement

On June 4, 2012, the Company entered into a senior revolving credit agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $199,000, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15,000. This feature is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions. The Credit Agreement is collateralized by a substantial portion of the Company’s operating equipment with a net book value at June 30, 2016 of $135,813.

On June 24, 2016, the Company entered into the seventh amendment to the Credit Agreement which modified the Credit Agreement to allow for the sale of the vessel known as the Reem Island and provided for the collateral release to effect the sale. The reduction in the collateral pool resulted in a reduction in the size of the Credit Facility, from $210,000 to $199,000. In addition, the net cash proceeds of the sale of the Reem Island, $10,000, were applied to the revolving loans outstanding.

On June 30, 2016 the Company entered into the eighth amendment (the “Eighth Amendment”) to the Credit Agreement which increased the margin applicable to interest rates, letters of credit and commitment fees thereunder. Depending on the Company’s consolidated total leverage ratio (as defined in the Credit Agreement and further described below), borrowings under the revolving credit facility will bear interest at the option of the Company at either the LIBOR rate plus a margin between 1.50% and 3.50% or a base rate plus a margin between 0.50% and 2.50%.

In addition, the Eighth Amendment modifies the consolidated total leverage covenant contained in the Credit Agreement and adds a maximum capital expenditures covenant. The Company may not permit the consolidated total leverage ratio to be greater than (i) 5.00 to 1.00 for the fiscal quarter ending June 30, 2016, (ii) 4.75 to 1.00 for the fiscal quarter ending September 30, 2016 and (iii) 4.50 to 1.00 for any fiscal quarter ending thereafter. Further, the Company and its subsidiaries may not allow its aggregate capital expenditures to exceed (i) $105,000 for the fiscal year ending December 31, 2016 and (ii) $45,000 during any fiscal year thereafter.

Last, the Eighth Amendment requires the Company and its subsidiaries party to the Credit Agreement to pledge their respective inventory as security for the revolving credit facility.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of June 30, 2016, the Company had $45,000 of borrowings on the revolver and $53,424 of letters of credit outstanding, resulting in $100,576 of availability under the Credit Agreement. At June 30, 2016, the Company was in compliance with its various financial covenants under the Credit Agreement.

Term loan facility

On November 4, 2014, the Company entered into a senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50,000 (the “Term Loan Facility”) pursuant to a Loan and Security Agreement, as subsequently amended, (the “Loan Agreement”) by and among the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Company borrowed an aggregate principal amount of $47,360 in 2014 and an additional $2,640 in 2015. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge (the “ATB”).

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

The Loan Agreement includes representations, affirmative and negative covenants and events of default customary for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement. The Term Loan Facility is collateralized by a portion of the Company’s operating equipment with a net book value at June 30, 2016 of $48,926.

Senior notes

The Company has outstanding $275,000 of 7.375% senior notes due February 2019. There is an optional redemption on all notes. The redemption prices are 103.7% in 2015, 101.8% in 2016 and 100% in any year following, until the notes mature in 2019.  Interest is paid semi-annually and principal is due at maturity.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment.  During the first quarter of 2015, the Company financed the $15,569 acquisition of a vessel previously under an operating lease with a note bearing interest at 5.75% to maturity in 2023.  The current portion of all equipment notes is $2,418. The long term portion is $15,896 and is included in notes payable or other long term liabilities.

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

The change in the carrying value of goodwill for the period ended June 30, 2015 is as follows:

	Dredging Segment	Environmental & Infrastructure Segment	Total
Balance — December 31, 2014	$76,576	$9,750	$86,326

Impairment of goodwill	—	(2,750)	(2,750)

BALANCE—June 30, 2015	$76,576	$7,000	$83,576

7.	Fair value measurements

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

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,217	$—	$1,217	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,388	$—	$4,388	$—

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

As of June 30, 2016, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2017. As of June 30, 2016, there were 11.0 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through May 2017. Under these swap agreements, the Company will pay fixed prices ranging from $1.02 to $1.71 per gallon.

At June 30, 2016 the fair value asset of the fuel hedge contracts was estimated to be $1,217 and is recorded in prepaid expenses and other current assets. At December 31, 2015, the fair value liability of the fuel hedge contracts was estimated to be $4,388 and is recorded in accrued expenses. Changes in the fair value of fuel hedge contracts being recorded in the Statement of Operations are recorded as cost of contract revenues. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of June 30, 2016 and December 31, 2015 is as follows:

		Fair Value at
		June 30,	December 31,
	Balance Sheet Location	2016	2015
Asset derivatives:
Derivatives not designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$1,217	$—
Liability derivatives:
Derivatives not designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$—	$4,388

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2015
Goodwill
Balance at January 1,	$86,326
Impairment of goodwill	(2,750)
Balance at December 31,	$83,576

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cumulative translation adjustments—net of tax	$148	$53	$557	$(755)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. The Term Loan Facility approximates fair value based upon stable market interest rates and Company credit ratings from inception to year end. In January 2011 and again in November 2014, the Company issued a total of $275,000 of 7.375% senior notes due February 1, 2019, which were outstanding at June 30, 2016 (See Note 5). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $263,313 at June 30, 2016, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

8.	Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In March 2016, the Company granted 716 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $1,079 and $1,001 for the three months ended June 30, 2016 and 2015, respectively, and $2,006 and $2,058 for the six months ended June 30, 2016 and 2015, respectively.

9.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds (the “Zurich Bonding Agreement”). In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2016, the Company had outstanding performance bonds with a notional amount of approximately $1,067,719, of which $41,082 relates to projects from the Company’s historical demolition business. The revenue value remaining in backlog related to these projects totaled approximately $488,122.

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

In 2009, NASDI received a letter stating that the Attorney General for the Commonwealth of Massachusetts is investigating alleged violations of the Massachusetts Solid Waste Act. The Company believes that the Massachusetts Attorney General is investigating waste disposal activities at an allegedly unpermitted disposal site owned by a third party with whom NASDI contracted for the disposal of waste materials in 2007 and 2008. Per the Massachusetts Attorney General’s request, NASDI executed a tolling agreement regarding the matter in 2009 and engaged in further discussions with the Massachusetts Attorney General’s office. On or about February 5, 2016, the parties agreed to a tentative settlement in the amount of $275, without any admission of liability and subject to final documentation. On June 3, 2016, a Consent Judgment was entered as a final judgment in Massachusetts Superior Court to implement that settlement.

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

Except as noted above, the Company has not accrued any amounts with respect to the above matters, as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

10.	Investments

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At June 30, 2016 and December 31, 2015, the Company had net advances to TerraSea of $24,782 and $27,592, respectively, which are recorded in other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $14,359 and $14,271 at June 30, 2016 and December 31, 2015, respectively, which is presented in accrued expenses. The Company has commenced the wind down of TerraSea with its joint venture partner. The Company believes its net advances to TerraSea are ultimately recoverable either through the operations of the joint venture or as an obligation of our joint venture partner. The joint venture partner has notified the Company that it disagrees with the amount of net advances to TerraSea. The Company believes that its joint venture partner remains obligated for its share of net advances, and any future advances necessary to complete TerraSea’s remaining project. During July 2015, the Company proposed taking a larger percent of the loss on a TerraSea project. Based on this proposal, the Company accrued $1,506 at June 30, 2015 representing the estimated share of additional losses to be assumed. The joint venture partner and the Company are continuing discussions. If those discussions do not lead to a resolution satisfactory to both parties, the joint venture partner and the Company will go to binding arbitration as stipulated by the TerraSea operating agreement. To the extent that net advances are not fully recoverable, additional losses may result in future periods. The Company and its joint venture partner remained obligated to fund TerraSea through the completion of its remaining project. The remaining TerraSea project was substantially complete at June 30, 2016.

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

Subsequent to the end of the quarter, the Company entered into a definitive agreement to sell the assets associated with certain services lines of the environmental & infrastructure segment’s business, excluding the assets supporting the remediation service line.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Dredging
Contract revenues	$153,661	$190,046	$298,674	$344,174
Operating income	10,624	18,115	21,209	25,989

Environmental & infrastructure
Contract revenues	$39,782	$49,926	$58,872	$71,478
Operating loss	(6,806)	(4,126)	(17,480)	(19,258)

Intersegment revenues	$(1,251)	$(1,095)	$(2,235)	$(2,218)
Total
Contract revenues	$192,192	$238,877	$355,311	$413,434
Operating income	3,818	13,989	3,729	6,731

Foreign dredging revenue of $11,683 and $13,192 for the three and six months ended June 30, 2016, respectively, was attributable to work done in the Middle East. Foreign dredging revenue for the three and six months ended June 30, 2015 was $47,539 and $89,238, respectively.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.	Subsidiary guarantors

The Company’s long-term debt at June 30, 2016 includes $275,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of June 30, 2016 and December 31, 2015;
(ii)	statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015; and
(iii)	statements of cash flows for the six months ended June 30, 2016 and 2015.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2016
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$20,303	$931	$2	$—	$21,236
Accounts receivable — net	110,844	96	—	—	110,940
Contract revenues in excess of billings	72,873	2,042	—	—	74,915
Inventories	35,053	—	—	—	35,053
Prepaid expenses and other current assets	75,644	265	198	—	76,107
Total current assets	314,717	3,334	200	—	318,251

PROPERTY AND EQUIPMENT—Net	416,476	8	—	—	416,484
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	85,544	—	—	—	85,544
INVENTORIES — Noncurrent	46,867	—	—	—	46,867
INVESTMENTS IN JOINT VENTURES	5,293	—	—	—	5,293
RECEIVABLES FROM AFFILIATES	10,321	6,524	82,176	(99,021)	—
INVESTMENTS IN SUBSIDIARIES	3,539	—	627,171	(630,710)	—
OTHER	6,787	1	682	—	7,470
TOTAL	$889,544	$9,867	$710,229	$(729,731)	$879,909

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,990	$98	$—	$—	$97,088
Accrued expenses	52,248	614	9,317	—	62,179
Revolving Credit Facility	—	—	45,000	—	45,000
Billings in excess of contract revenues	4,856	115	—	—	4,971
Current portion of long term debt	1,441	—	9,028	—	10,469
Total current liabilities	155,535	827	63,345	—	219,707

7 3/8% SENIOR NOTES	—	—	272,498	—	272,498
NOTES PAYABLE	256	—	47,565	—	47,821
DEFERRED INCOME TAXES	(783)	—	71,762	—	70,979
PAYABLES TO AFFILIATES	88,088	5,268	5,665	(99,021)	—
OTHER	19,510	—	159	—	19,669
Total liabilities	262,606	6,095	460,994	(99,021)	630,674

TOTAL EQUITY	626,938	3,772	249,235	(630,710)	249,235
TOTAL	$889,544	$9,867	$710,229	$(729,731)	$879,909

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$192,709	$—	$—	$(517)	$192,192
Costs of contract revenues	(167,005)	(1,448)	—	517	(167,936)
Gross profit	25,704	(1,448)	—	—	24,256

OPERATING EXPENSES:
General and administrative expenses	19,806	—	(55)	—	19,751
Loss on sale of assets—net	687	—	—	—	687
Operating income (loss)	5,211	(1,448)	55	—	3,818

Interest expense—net	(184)	—	(5,719)	—	(5,903)
Equity in earnings of subsidiaries	(96)	—	3,190	(3,094)	—
Equity in earnings of joint ventures	128	—	—	—	128
Other expense	(518)	—	—	—	(518)
Income (loss) before income taxes	4,541	(1,448)	(2,474)	(3,094)	(2,475)

Income tax benefit	1	—	755	—	756

Net income (loss)	$4,542	$(1,448)	$(1,719)	$(3,094)	$(1,719)

Comprehensive income (loss)	$4,542	$(1,300)	$(1,571)	$(3,242)	$(1,571)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$235,151	$4,318	$—	$(592)	$238,877
Costs of contract revenues	(203,184)	(3,998)	—	592	(206,590)
Gross profit	31,967	320	—	—	32,287

OPERATING EXPENSES:
General and administrative expenses	15,543	—	—	—	15,543
Impairment of goodwill	2,750	—	—	—	2,750
Loss on sale of assets—net	5	—	—	—	5
Operating income	13,669	320	—	—	13,989

Interest expense—net	40	—	(5,607)	—	(5,567)
Equity in earnings of subsidiaries	—	—	10,696	(10,696)	—
Equity in loss of joint ventures	(2,616)	—	—	—	(2,616)
Other expense	(618)	—	—	—	(618)
Income before income taxes	10,475	320	5,089	(10,696)	5,188

Income tax provision	—	(99)	(2,365)	—	(2,464)

Net income	$10,475	$221	$2,724	$(10,696)	$2,724

Comprehensive income	$10,475	$274	$2,777	$(10,749)	$2,777

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$356,288	$—	$—	$(977)	$355,311
Costs of contract revenues	(309,188)	(2,854)	—	977	(311,065)
Gross profit	47,100	(2,854)	—	—	44,246

OPERATING EXPENSES:
General and administrative expenses	39,891	4	(55)	—	39,840
Loss on sale of assets—net	677	—	—	—	677
Operating income (loss)	6,532	(2,858)	55	—	3,729

Interest expense—net	(365)	—	(11,259)	—	(11,624)
Equity in earnings of subsidiaries	(178)	—	2,041	(1,863)	—
Equity in earnings of joint ventures	13	—	—	—	13
Other expense	(1,273)	(8)	—	—	(1,281)
Income (loss) before income taxes	4,729	(2,866)	(9,163)	(1,863)	(9,163)

Income tax benefit	—	—	3,409	—	3,409

Net income (loss)	$4,729	$(2,866)	$(5,754)	$(1,863)	$(5,754)

Comprehensive income (loss)	$4,729	$(2,309)	$(5,197)	$(2,420)	$(5,197)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$407,505	$7,510	$—	$(1,581)	$413,434
Costs of contract revenues	(364,388)	(7,658)	—	1,581	(370,465)
Gross profit	43,117	(148)	—	—	42,969

OPERATING EXPENSES:
General and administrative expenses	33,491	—	—	—	33,491
Impairment of goodwill	2,750	—	—	—	2,750
Gain on sale of assets—net	(3)	—	—	—	(3)
Operating income (loss)	6,879	(148)	—	—	6,731

Interest expense—net	(259)	—	(10,938)	—	(11,197)
Equity in earnings of subsidiaries	4	—	1,519	(1,523)	—
Equity in loss of joint ventures	(3,714)	—	—	—	(3,714)
Other income	(1,052)	(7)	—	—	(1,059)
Income (loss) before income taxes	1,858	(155)	(9,419)	(1,523)	(9,239)

Income tax (provision) benefit	—	(180)	3,753	—	3,573

Net income (loss)	$1,858	$(335)	$(5,666)	$(1,523)	$(5,666)

Comprehensive income (loss)	$1,858	$(1,090)	$(6,421)	$(768)	$(6,421)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$19,388	$(2,210)	$(9,918)	$—	$7,260

INVESTING ACTIVITIES:
Purchases of property and equipment	(32,150)	—	—	—	(32,150)
Proceeds from dispositions of property and equipment	10,318	—	—	—	10,318
Net change in accounts with affiliates	13,734	—	—	(13,734)	—
Net cash flows used in investing activities	(8,098)	—	—	(13,734)	(21,832)

FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(531)	—	(531)
Repayments of term loan facility	—	—	(2,500)	—	(2,500)
Repayments of equipment debt	(708)	—	—	—	(708)
Net change in accounts with affiliates	20,686	884	(35,304)	13,734	—
Intercompany dividends	(23,000)	—	23,000	—	—
Exercise of options and purchases from employee stock plans	—	—	415	—	415
Taxes paid on settlement of vested share awards	—	—	(162)	—	(162)
Borrowings under revolving loans	—	—	91,500	—	91,500
Repayments of revolving loans	—	—	(66,500)	—	(66,500)

Net cash flows provided by (used in) financing activities	(3,022)	884	9,918	13,734	21,514

Effect of foreign currency exchange rates on cash and cash equivalents	—	110	—	—	110

Net increase (decrease) in cash and cash equivalents	8,268	(1,216)	—	—	7,052

Cash and cash equivalents at beginning of period	12,035	2,147	2	—	14,184

Cash and cash equivalents at end of period	$20,303	$931	$2	$—	$21,236

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$4,427	$(322)	$(10,986)	$—	$(6,881)

INVESTING ACTIVITIES:
Purchases of property and equipment	(36,830)	—	—	—	(36,830)
Proceeds from dispositions of property and equipment	115	—	—	—	115
Net change in accounts with affiliates	(12,571)	—	—	12,571	—
Net cash flows used in investing activities	(49,286)	—	—	12,571	(36,715)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(29)	—	(29)
Taxes paid on settlement of vested share awards	—	—	(265)	—	(265)
Repayments of term loan facility	—	—	(2,500)	—	(2,500)
Repayment of equipment debt	(506)	—	—	—	(506)
Proceeds from equipment debt	2	—	408	—	410
Net change in accounts with affiliates	—	1,232	11,339	(12,571)	—
Capital contributions	16,800	—	(16,800)	—	—
Exercise of options and purchases from employee stock plans	—	—	846	—	846
Excess income tax benefit from share-based compensation	—	—	(13)	—	(13)
Borrowings under revolving loans	—	—	79,000	—	79,000
Repayments of revolving loans	—	—	(61,000)	—	(61,000)

Net cash flows provided by financing activities	16,296	1,232	10,986	(12,571)	15,943

Effect of foreign currency exchange rates on cash and cash equivalents	—	(40)	—	—	(40)

Net increase (decrease) in cash and cash equivalents	(28,563)	870	—	—	(27,693)

Cash and cash equivalents at beginning of period	41,724	663	2	—	42,389

Cash and cash equivalents at end of period	$13,161	$1,533	$2	$—	$14,696

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2016, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 66% of dredging revenues, above the Company’s prior three year average of 62%.

The Company’s environmental & infrastructure segment, previously referred to as the environmental & remediation segment, provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment, or exhumation techniques including off-site disposal based on the quantity and severity of the contamination. The environmental & infrastructure segment, which is comprised of Great Lakes Environmental & Infrastructure, LLC (“GLEI”), previously referred to as Magnus Pacific, LLC, and Terra Contracting Services, LLC (“Terra”), accounted for 17% of total revenues in the first six months of 2016.

The Company has three operating segments: dredging, Terra and GLEI, which were aggregated into two reportable segments: dredging and environmental & infrastructure. As Terra and GLEI have similarity in economic margins, services, production processes, customer types, distribution methods and regulatory environment, they were aggregated into one reporting segment. There has been no change in the Company’s identification of operating segments and reportable segments. The Company has determined that the operating segments are the Company’s three reporting units.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(87.4)	(86.5)	(87.5)	(89.6)
Gross profit	12.6	13.5	12.5	10.4
General and administrative expenses	10.3	6.5	11.2	8.1
Impairment of goodwill	—	1.2	—	0.7
(Gain) loss on sale of assets—net	0.4	—	0.2	—
Operating income	2.0	5.8	1.0	1.6
Interest expense—net	(3.1)	(2.3)	(3.3)	(2.7)
Equity in earnings (loss) of joint ventures	0.1	(1.1)	—	(0.9)
Other expense	(0.3)	(0.3)	(0.4)	(0.3)
Income (loss) before income taxes	(1.3)	2.1	(2.6)	(2.3)
Income tax (provision) benefit	0.4	(1.0)	1.0	0.9
Net income (loss)	(0.9)	1.1	(1.6)	(1.4)

Adjusted EBITDA	9.5%	14.0%	8.8%	9.1%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands)
Net income (loss)	$(1,719)	$2,724	$(5,754)	$(5,666)
Adjusted for:
Interest expense—net	5,903	5,567	11,624	11,197
Income tax provision (benefit)	(756)	2,464	(3,409)	(3,573)
Depreciation and amortization	14,892	19,872	28,820	33,025
Impairment of goodwill	—	2,750	—	2,750
Adjusted EBITDA	$18,320	$33,377	$31,281	$37,733

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2016	2015	Change	2016	2015	Change
Dredging:
Capital—U.S.	$40,335	$57,742	(30.1)%	$92,272	$105,099	(12.2)%
Capital—foreign	11,683	47,539	(75.4)%	13,192	89,238	(85.2)%
Coastal protection	57,426	51,576	11.3%	104,639	71,648	46.0%
Maintenance	28,641	26,129	9.6%	66,224	68,276	(3.0)%
Rivers & lakes	15,576	7,060	120.6%	22,347	9,913	125.4%
Total dredging revenues	153,661	190,046	(19.1)%	298,674	344,174	(13.2)%
Environmental & infrastructure	39,782	49,926	(20.3)%	58,872	71,478	(17.6)%
Intersegment revenue	(1,251)	(1,095)	14.2%	(2,235)	(2,218)	0.8%
Total revenues	$192,192	$238,877	(19.5)%	$355,311	$413,434	(14.1)%

Total revenue for the 2016 second quarter was $192.2 million, a decrease compared to revenue of $238.9 million in the 2015 second quarter. For the six months ended June 30, 2016, total revenue was $355.3 million, down from $413.4 million for the same period in the prior year, representing a decrease of 14%. For the six months ended June 30, 2016, decreases in foreign and domestic capital, maintenance and environmental & infrastructure revenues were slightly offset by increases in coastal protection and rivers & lakes revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue decreased by $17.4 million, or 30%, to $40.3 million, in the 2016 second quarter compared to the same period in 2015. For the six months ended June 30, 2016, domestic capital dredging was $92.3 million compared to $105.1 million for the same period in 2015. The decrease in domestic capital dredging revenues for the six months ended June 30, 2016 was largely attributable to revenue earned on the PortMiami deepening project in the 2015 first half that did not repeat during the first half of the current year. Revenue for the first six months of 2016 was driven by a coastal restoration project in Louisiana, a liquefied natural gas (“LNG”) project in Texas, a deepening project on the Delaware River and the Savannah Harbor deepening project.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the second quarter of 2016, foreign dredging revenue was $11.7 million, a decrease of $35.9 million, or 75%, from the same quarter in the prior year. Foreign capital revenue for the first half of 2016 was $13.2 million, a decrease of $76.0 million, or 85%, as compared to the six months ended June 30, 2015. Revenue for the six months ended June 30, 2016 was driven by a project in Saudi Arabia, the final stages of demobilization on the Suez Canal project and a project in Bahrain. In comparison, revenue for the first six months of 2015 was driven by greater amounts of revenue earned on the Suez Canal deepening project and a project in Bahrain, in addition to several projects in Brazil that did not repeat in the first six months of 2016.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue was $57.4 million in the second quarter of 2016, up $5.9 million or 11%, compared to the 2015 second quarter. For the six months ended June 30, 2016, coastal protection was $104.6 million, up $33.0 million or 46%, from $71.6 million for the same period in 2015. The increase in coastal protection revenue for the first six months of 2016 was attributable to a greater amount of revenue earned on large projects in New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy and recent winter storms. Additionally, two projects in Florida contributed to coastal protection revenue in the first half of 2016.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue for the second quarter of 2016 was $28.6 million, an increase of $2.5 million, or 10%, compared to revenue of $26.1 million for the same period in 2015. For the six months ended June 30, 2016, maintenance revenue was $66.2 million, down $2.1 million, or 3%, from $68.3 million for the first half of 2015. The decrease in maintenance dredging revenues for the first half of 2016 was mostly attributable to revenue earned on a large harbor project in North Carolina as well as on harbor projects in Florida in the six months ended June 30, 2015 that did not repeat in the first half of 2016.  This decrease was partially offset by revenue earned on a harbor project in Maryland as well as maintenance dredging work in Georgia and Massachusetts.

Domestic rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the second quarter of 2016 was $15.6 million, an increase of $8.5 million, or 121%, compared to the second quarter of 2015. For the six months ended June 30, 2016, rivers & lakes revenue was $22.3 million, up $12.4 million, or 125%, from $9.9 million in the first six months of 2015. The increase in rivers & lakes revenue for the first six months of 2016 was driven by a reservoir project in Kansas and a greater amount of revenue earned on a lake project in Illinois, as compared to the prior year period.

The environmental & infrastructure segment’s services include environmental and geotechnical construction, specifically, slurry wall construction, in-situ stabilization, large scale reclamation, and habitat restoration. In addition, the segment provides remediation services which involve the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment, or exhumation techniques including off-site disposal based on the quantity and severity of the contamination. The environmental & infrastructure segment recorded revenues of $39.8 million for the three months ended June 30, 2016, down 20% compared to $49.9 million for the same period in 2015. For the six months ended June 30, 2016, environmental & infrastructure revenue was $58.9 million, a $12.6 million decrease from $71.5 million for the same period in the prior year. Environmental & infrastructure revenue for the first six months of 2016 included work on a large mine project in Washington as well as on remediation projects in Michigan and Indiana and a geotechnical project in California. The decrease in revenue during the first six months of 2016 was mostly attributable to a greater amount of revenue earned on remediation projects in the Midwest, California and New Jersey in the prior year period.

Consolidated gross profit for the 2016 second quarter decreased by $8.0 million, or 25%, to $24.3 million, from $32.3 million in the second quarter of 2015. Gross profit margin (gross profit divided by revenue) for the 2016 second quarter decreased to 12.6% from 13.5% for the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company had a consolidated gross profit of $44.2 million, up $1.2 million or 3%, from $43.0 million in the same period of the prior year. Gross profit margin for the six months ended June 30, 2016 increased to 12.5% from 10.4% for the same prior year period. The increase in gross profit for the six months ended June 30, 2016 was driven by strong performance on several domestic coastal protection, rivers & lakes and maintenance projects which positively impacted margins. The increased gross profit at the dredging segment was partially offset by increased operating overhead costs, primarily due to increased personnel costs and underutilized equipment in the environmental &

infrastructure segment. In comparison, gross profit in the 2015 first half was negatively impacted by contract losses on a site development project in the Company’s environmental & infrastructure segment partially offset by strong contract margin on our Suez Canal project.

General and administrative expenses totaled $19.8 million for the quarter ended June 30, 2016, up from general and administrative expenses of $15.5 million in the second quarter of 2015. For the six months ended June 30, 2016 and 2015, general and administrative expenses totaled $39.8 million and $33.5 million, respectively. Increased general and administrative expenses in the first six months of 2016 were attributable to a reduction in the value of the Magnus contingent seller note payable of $7.0 million for the six months ended June 30, 2015. General and administrative expenses were also impacted by a $1.9 million increase in legal and professional fees which was partially offset by a decrease in amortization expense of $3.1 million, mostly related to the Magnus acquisition.

Operating income for the three months ended June 30, 2016 was $3.8 million, a decrease of $10.2 million, compared to operating income of $14.0 million in the same period of 2015. For the six months ended June 30, 2016, the Company experienced operating income of $3.7 million, down $3.0 million, or 45%, from $6.7 million in the same prior year period. The change in the Company’s operating income for the first six months of 2016 was attributable to an increase in general and administrative expenses, partially offset by an increase in gross profit described above. Further, operating income for the six months ended June 30, 2016 includes a $0.7 million loss related to the sale of an underutilized dredge.

Net interest expense totaled $5.9 million for the three months ended June 30, 2016, in line with interest expense of $5.6 million from the same period of 2015. For the six months ended June 30, 2016, interest expense was $11.6 million, in line with interest expense of $11.2 million for the six months ended June 30, 2015.

The income tax benefit for the three months ended June 30, 2016 was $0.8 million compared to an income tax provision of $2.5 million for the 2015 second quarter. For the six months ended June 30, 2016 and 2015, the income tax benefit was $3.4 million and $3.6 million, respectively. The effective tax rate for the six months ended June 30, 2016 was 37.2%, in line with the effective tax rate of 38.7% for the same period of 2015.

The Company experienced a net loss of $1.7 million and loss per diluted share of $0.03 for the 2016 second quarter compared to net income of $2.7 million and earnings per diluted share of $0.05 for the same period of 2015. For the six months ended June 30, 2016, the Company had a net loss of $5.8 million and a loss per diluted share of $0.10 compared to a net loss of $5.7 million with a loss per diluted share of $0.09 for the same period of 2015. The lower operating income experienced in the first six months of 2016 was offset by equity in loss of joint ventures, related to losses at two of the Company’s joint ventures, of $3.7 million for the first six months of 2015.

Adjusted EBITDA (as defined on page 30) for the three months ended June 30, 2016 and 2015 was $18.3 million and $33.4 million, respectively. For the six months ended June 30, 2016 and 2015, Adjusted EBITDA was $31.3 million and $37.7 million, respectively. The change in Adjusted EBITDA during the current year period was attributable to lower operating income during the first six months of 2016 as described above. Additionally, the Company experienced higher depreciation and amortization expense in the 2015 first half as compared to the current year period.

Results by segment

Dredging

Dredging segment revenues for the quarter ended June 30, 2016 were $153.7 million, a decrease of $36.4 million, or 19%, compared to $190.0 million for the quarter ended June 30, 2015. For the six months ended June 30, 2016, dredging segment revenues were $298.7 million, down $45.5 million, or 13%, compared to revenues of $344.2 million for the same prior year period. For the six months ended June 30, 2016, the dredging segment experienced decreases in foreign and domestic capital and maintenance revenues which were partially offset by increases in coastal protection and rivers & lakes revenues. Current year revenues were driven by large coastal protection projects in New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy and recent winter storm events, a coastal restoration project in Louisiana, a reservoir project in Kansas and harbor maintenance dredging work in Maryland.

Dredging segment gross profit in the second quarter of 2016 decreased 21% to $24.1 million compared to $30.4 million in the same period of the prior year. Dredging segment gross profit margin for the three months ended June 30, 2016 decreased to 15.7% from 16.0% for the three months ended June 30, 2015. For the six months ended June 30, 2016, the dredging segment gross profit was $47.4 million down slightly from a gross profit of $48.6 million in the same period of the prior year. Dredging segment gross profit margin for the six months ended June 30, 2016 increased to 15.9% from 14.1% for the 2015 first half. Dredging segment gross profit for the 2016 first half was impacted by strong performance on several coastal protection, maintenance and rivers & lakes projects, mostly offset by lower foreign capital profit margin, as compared to the same prior year period. During the six months ended June 30,

2015, the Company experienced strong contract margin on our Suez Canal deepening project partially offset by the tightening of margin on some projects due to either mechanical downtime or weather.

Operating income at the dredging segment for the three months ended June 30, 2016 decreased $7.5 million, to $10.6 million from $18.1 million for the same period in the prior year. For the six months ended June 30, 2016, operating income was $21.2 million, a $4.8 million decrease from $26.0 million in the first half of 2015. The decrease in operating income for the 2016 first half is the result of slightly lower gross profit, described above, as well as an increase in general and administrative expenses, specifically related to higher payroll and benefits expense and legal and professional fees. Further, dredging segment operating income for the six months ended June 30, 2016 includes a $0.7 million loss related to the sale of an underutilized dredge.

Environmental & infrastructure

Environmental & infrastructure segment revenues for the quarter ended June 30, 2016 were $39.8 million, a decrease of $10.1 million, or 20%, compared to $49.9 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, environmental & infrastructure segment revenues were $58.9 million, down $12.6 million, or 18%, from revenue of $71.5 million for the first six months of 2015. Environmental & infrastructure revenues for the first six months of 2016 included work on a large mine project in Washington as well as on remediation projects in Michigan and Indiana and a geotechnical project in California. The decrease in revenue during the first three months of 2016 was mostly attributable to a greater amount of revenue earned on remediation projects in the Midwest, California and New Jersey in the prior year period.

Environmental & infrastructure segment gross profit in the second quarter of 2016 was $0.2 million compared to $1.9 million in the second quarter of 2015. For the three months ended June 30, 2016 and 2015, the environmental & infrastructure segment had a gross profit margin of 0.5% and 3.8%, respectively. The environmental & infrastructure segment experienced a negative gross profit of $3.2 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively. Environmental & infrastructure negative gross profit margin for the first six months of 2016 was 5.4% compared 7.9% for the same period of the prior year. For the six months ended June 30, 2016, the environmental & infrastructure segment’s performance improved compared to the same period in the prior year, mostly attributable to strong performance on several projects. However, the environmental & infrastructure segment experienced higher operating overhead expense compared to the prior year period, primarily related to higher personnel costs and underutilized equipment. In comparison, negative gross profit in the first six months of 2015 was mostly attributable to contract losses on a site development project.

The environmental & infrastructure segment experienced an operating loss of $6.8 million and $4.1 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the environmental & infrastructure segment experienced an operating loss of $17.5 million, compared to $19.3 million for the same period of the prior year. The change in operating loss for the six months ended June 30, 2016 is the result of an increase in general and administrative expenses, specifically related to the reduction in the value of the Magnus contingent seller note payable of $7.0 million for the six months ended June 30, 2015. This increase was partially offset by a decrease in amortization expense, lower payroll and benefits expense and the change in negative gross profit, as described above.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2016	2015	2015
Dredging:
Capital - U.S.	$344,230	$411,506	$253,462
Capital - foreign	39,271	1,750	55,599
Coastal protection	149,748	118,858	178,560
Maintenance	21,077	77,995	28,990
Rivers & lakes	68,263	67,589	85,939
Dredging Backlog	622,589	677,698	602,550
Environmental & infrastructure	54,014	73,349	149,498
Total Backlog	$676,603	$751,047	$752,048

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 53% of the Company’s June 30, 2016 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2016 second quarter totaled $221.9 million, resulting in $348.1 million of work awarded in the first six months of 2016. This represents a decrease of $102.4 million compared to the first six months of 2015. Awards during the current year period include coastal protection projects in Virginia and North Carolina, a coastal restoration project in Louisiana and a maintenance project in Washington. The bid market for the six months ended June 30, 2016 was down compared to the prior year primarily due to the award of the Savannah Harbor deepening project during the first quarter of 2015. For the contracts awarded in the current year, the Company won 81%, or $92.0 million of the coastal protection projects, 84%, or $27.2 million of the domestic capital projects, 6%, or $7.5 million of the maintenance projects and 25%, or $16.8 million of the rivers & lakes projects through June 30, 2016. The Company won 41% of the overall domestic bid market for the first six months of 2016, which is below the Company’s prior three year average of 49%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $622.6 million at June 30, 2016 compared to $677.7 million of backlog at December 31, 2015. These amounts do not reflect approximately $58.3 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2016. At December 31, 2015 the amount of domestic low bids and options pending award was $82.8 million.

Domestic capital dredging backlog at June 30, 2016 was $67.3 million lower than at December 31, 2015. During the first six months of 2016, the Company was awarded a coastal restoration project in Louisiana. Additionally, the Company continued to earn revenue on a deepening project on the Delaware River, an LNG project in Texas, a coastal restoration project in Louisiana and the Savannah Harbor deepening project during the first half of 2016. The Panama Canal expansion was completed during the second quarter of 2016, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-Panamax vessels. In April 2016, the federal court in New Orleans approved the October 2015 settlement, of approximately $20 billion, between the United States, the five Gulf States and BP for damages from the Deepwater Horizon oil spill. Louisiana will receive a minimum of $6.8 billion for claims related to natural resource damages under the Oil Pollution Act, Clean Water Act civil penalties, and the State’s various economic claims. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid.

Foreign capital dredging backlog at June 30, 2016 was $37.5 million higher than at December 31, 2015. During the first six months of 2016, the Company was awarded two land reclamation and development projects in the Middle East. Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism all of which are expected to add nearly 400 viable dredging projects over the next six years. Besides the Middle East, the Company continues to pursue ancillary work in South America where we have positioned a clamshell dredge and operate as a reputable regional provider. The Company expects the additional opportunities globally to provide a continued source of future international dredging revenue.

Coastal protection dredging backlog at June 30, 2016 was $30.9 million higher than at December 31, 2015. In the first six months of 2016, the Company was awarded large coastal protection projects in Virginia and North Carolina as well as two projects in Florida. In the first six months of 2016, the Company continued to earn revenue on several large coastal protection projects in New Jersey as well as on projects in Florida that were in backlog at December 31, 2015. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to extend through 2017. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms.

Maintenance dredging backlog was down $56.9 million from December 31, 2015. During the first half of 2016, the Company was awarded and completed a maintenance project in Louisiana. During the first six months of 2016, the Company continued to earn revenue on projects in Georgia, Maryland and Massachusetts which were in backlog at December 31, 2015. The Water Resources Reform and Development Act (WRRDA) calls for full use of Harbor Maintenance Trust Fund (“HMTF”) within ten years for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Through the increased appropriation of HMTF monies, the Corps has substantially increased projects for maintenance dredging in 2016 and the Company anticipates an increase in harbor projects to be let to bid throughout the government’s current fiscal year and beyond. Despite the progress the House and Senate made on their budget bills, and the record level of funding provided to the Corps in both versions, including hitting the HMTF targets, it does not appear likely that a budget will be signed into law for fiscal year 2017. It is uncertain whether there will be an omnibus budget passed later this year. The Company expects the Corps’ funding to remain at the previous year’s level.

Rivers & lakes backlog at June 30, 2016 was in line with backlog at December 31, 2015. The Company was awarded projects in New Jersey and Mississippi during the first six months of 2016. For the six months ended June 30, 2016, the Company continued to earn revenue on a reservoir project in Kansas and a lake project in Illinois which were in backlog at December 31, 2015. The Corps’ work plan for 2016 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream, in addition to planned levee repair along the Mississippi River. Additionally, the Company’s rivers & lakes dredges are well suited for marsh projects in Louisiana that are expected to be let to bid through the Coastal Protection and Restoration Authority over the next year.

Environmental & infrastructure services backlog decreased $19.3 million from December 31, 2015. During the first six months of 2016, the Company continued to earn revenue on a large mine project in Washington as well as on remediation projects in Michigan and Indiana and a geotechnical project in California which were in backlog at December 31, 2015. The Company was awarded two remediation projects, two geotechnical projects and an underground infrastructure project during the first six months of 2016. Subsequent to the end of the quarter, the Company entered into a definitive agreement to sell the assets associated with certain services lines of the environmental & infrastructure segment’s business, excluding the assets supporting the remediation service line. Included in the sale were in progress contracts. As a result, backlog within these services lines of business are not expected to be converted into revenue. At June 30, 2016, backlog included $4.9 million of revenue remaining on projects within these services lines of business.  As part of the environmental & infrastructure segment’s initiatives, the Company intends to focus on geographical expansion in the geotechnical services business. Additionally, the Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the Environmental Protection Agency’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities for the six months ended June 30, 2016 and 2015 totaled $7.3 million and $(6.9) million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in the first six months of 2016 compared to the same period in the prior year was driven by the lower investment in working capital, specifically related to the final billings and collections on large projects completed late in 2015, during the current year period. Further contributing to the change year over year, during the first half of 2015, the Company recorded a reduction in the fair value of the Magnus seller note payable of $7.0 million to zero, in addition to reductions in interest and other contingent consideration.

The Company’s net cash flows used in investing activities for the first six months of 2016 and 2015 totaled $21.8 million and $36.7 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the six months ended June 30, 2016, the Company spent $11.3 million on the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), compared to $12.1 million in the same period in the prior year. The Company received $10.0 million for the sale of an underutilized dredge during the current year period.

The Company’s net cash flows provided by financing activities for the six months ended June 30, 2016 and 2015 totaled $21.5 million and $15.9 million, respectively. The increase in net cash flows provided by financing activities is primarily due to net borrowings on the Company’s revolver during the first six months of 2016 of $25 million, compared to net borrowings of $18 million for the same period in the prior year.

On June 4, 2012, the Company entered into a senior revolving credit agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $199 million, multicurrency borrowings up to a $50 million sublimit and swingline loans up to a $10 million sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15 million. This feature is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions.

On June 24, 2016, the Company entered into the seventh amendment to the Credit Agreement which modified the Credit Agreement to allow for the sale of the vessel known as the Reem Island and provided for the collateral release to affect the sale. The reduction in the collateral pool resulted in a reduction in the size of the Credit Facility, from $210 million to $199 million. In addition, the net cash proceeds of the sale of the Reem Island, $10 million, were applied to the revolving loans outstanding.

On June 30, 2016 the Company entered into the eighth amendment (the “Eighth Amendment”) to the Credit Agreement which increased the margin applicable to interest rates, letters of credit and commitment fees thereunder.   Depending on the Company’s consolidated total leverage ratio (as defined in the Credit Agreement and further described below), borrowings under the revolving credit facility will bear interest at the option of the Company at either the LIBOR rate plus a margin between 1.50% and 3.50% or a base rate plus a margin between 0.50% and 2.50%.

In addition, the Eighth Amendment modifies the consolidated total leverage covenant contained in the Credit Agreement and adds a maximum capital expenditures covenant. The Company may not permit the consolidated total leverage ratio to be greater than (i) 5.00 to 1.00 for the fiscal quarter ending June 30, 2016, (ii) 4.75 to 1.00 for the fiscal quarter ending September 30, 2016 and (iii) 4.50 to 1.00 for any fiscal quarter ending thereafter. Further, the Company and its subsidiaries may not allow its aggregate capital expenditures to exceed (i) $105 million for the fiscal year ending December 31, 2016 and (ii) $45 million during any fiscal year thereafter.

Last, the Eighth Amendment requires the Company and its subsidiaries party to the Credit Agreement to pledge their respective inventory as security for the revolving credit facility.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding provider. The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of June 30, 2016, the Company had $45.0 million of borrowings on the revolver and $53.4 million of letters of credit outstanding, resulting in $100.6 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At June 30, 2016, the Company was in compliance with its various covenants under the Credit Agreement.

The Company’s Credit Agreement matures on June 2, 2017 and the Company is in discussions with lenders to finalize a successor credit facility with substantially similar terms as the current Credit Agreement. The Company believes that it will finalize a successor credit facility in the third quarter of 2016.

On November 4, 2014, the Company entered into a senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50 million (the “Term Loan Facility”) pursuant to a Loan and Security Agreement, as subsequently amended, (the “Loan Agreement”) by and among, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Company borrowed an aggregate principal amount of $47.4 million in 2014 and an additional $2.6 million in 2015. The proceeds from the Term Loan Facility will be used for the working capital and general corporate purposes of the Company, including to repay borrowings under the Credit Agreement made to finance the construction of the Company’s ATB.

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

The Loan Agreement includes representations, affirmative and negative covenants and events of default customary for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At June 30, 2016, the Company had outstanding performance bonds totaling approximately $1,067.7 million, of which $41.1 million relates to projects from the Company’s historical demolition business. The revenue value remaining in backlog related to these projects totaled approximately $488.1 million.

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

The market risk of the Company’s financial instruments as of June 30, 2016 has not materially changed since December 31, 2015. The market risk profile of the Company on December 31, 2015 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 9 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

In addition, we have reached a tentative settlement with the Environmental Protection Agency (“EPA”) relating to a project we performed at the Mayport Naval Station from 2010-2012. The EPA is alleging violations of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”). We have an agreement in principle with the EPA to settle the matter by paying a penalty, without any admission of liability. The proposed penalty will not have a material effect on the Company’s operations, cash flows or financial condition, although settlement is subject to the parties entering into a final consent agreement.

Item 1A.	Risk Factors.

In Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we included a risk factor relating to risks associated with our then-pending review of strategic alternatives by our Board of Directors. As disclosed in our Current Report on Form 8-K filed on August 4, 2016, that review has now been concluded after a thorough and comprehensive review.  As a result of such announcement, the market price and trading volume of our stock may fluctuate significantly.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 11, 2015, the Company announced a share repurchase program approved by the Board of Directors of the Company, authorizing, but not obligating, the repurchase of up to an aggregate amount of $15,000,000 of its common stock from time to time through December 31, 2016. No repurchases were made in the second quarter of 2016. As of June 30, 2016, the approximate dollar value of shares still available for repurchase under the authorization was $13,575,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

Amendment No. 7 to Credit Agreement, dated as of June 24, 2016, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingling Lender and an Issuing Lender, and other lenders party thereto.*

10.2

Amendment No. 8 to Credit Agreement, dated as of June 24, 2016, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingling Lender and an Issuing Lender, and other lenders party thereto.*

10.3

Amendment to Loan and Security Agreement, dated as of July 12, 2016, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Bank of America, National Association, as Administrative Agent, and other lenders party thereto.*

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
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date:  August 4, 2016

EXHIBIT INDEX

Number	Document Description

10.1

Amendment No. 7 to Credit Agreement, dated as of June 24, 2016, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingling Lender and an Issuing Lender, and other lenders party thereto.*

10.2

Amendment No. 8 to Credit Agreement, dated as of June 24, 2016, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingling Lender and an Issuing Lender, and other lenders party thereto.*

10.3

Amendment to Loan and Security Agreement, dated as of July 12, 2016, by and among Great Lakes Dredge & Dock Corporation, the other Credit Parties party thereto, Bank of America, National Association, as Administrative Agent, and other lenders party thereto.*

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