Form 10-Q
period 2016-09-30
Great Lakes Dredge & Dock CORP
filed 2016-11-02
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, 60,940,829 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2016

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,595	$14,184
Accounts receivable—net	115,753	130,777
Contract revenues in excess of billings	75,843	81,195
Inventories	35,734	35,963
Prepaid expenses and other current assets	78,341	67,614
Total current assets	319,266	329,733

PROPERTY AND EQUIPMENT—Net	436,691	430,210
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	85,314	86,004
INVENTORIES—Noncurrent	48,706	41,646
INVESTMENTS IN JOINT VENTURES	5,791	3,761
OTHER	8,366	6,770
TOTAL	$904,134	$898,124

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,255	$118,846
Accrued expenses	57,365	72,277
Billings in excess of contract revenues	9,677	7,061
Revolving credit facility	60,000	—
Current portion of long term debt	11,745	7,506
Total current liabilities	248,042	205,690

7 3/8% SENIOR NOTES	272,748	271,998
REVOLVING CREDIT FACILITY	—	20,000
NOTES PAYABLE	45,012	53,792
DEFERRED INCOME TAXES	73,753	74,006
OTHER	10,002	20,465
Total liabilities	649,557	645,951

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 61,215 and 60,709 shares issued; 60,937 and 60,431 shares outstanding at September 30, 2016 and December 31, 2015, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	286,266	283,247
Accumulated deficit	(28,858)	(27,664)
Accumulated other comprehensive loss	(1,404)	(1,983)
Total equity	254,577	252,173
TOTAL	$904,134	$898,124

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Contract revenues	$198,869	$220,802	$554,180	$634,236
Costs of contract revenues	178,824	196,717	489,889	567,182
Gross profit	20,045	24,085	64,291	67,054
General and administrative expenses	7,187	15,277	47,027	48,768
Impairment of goodwill	—	—	—	2,750
(Gain) loss on sale of assets—net	(2)	(884)	675	(887)
Operating income	12,860	9,692	16,589	16,423
Interest expense—net	(4,819)	(7,293)	(16,443)	(18,490)
Equity in earnings (loss) of joint ventures	6	(2,051)	19	(5,765)
Other income (expense)	(637)	706	(1,918)	(353)
Income (loss) before income taxes	7,410	1,054	(1,753)	(8,185)
Income tax (provision) benefit	(2,850)	(742)	559	2,831
Net income (loss)	$4,560	$312	$(1,194)	$(5,354)

Basic earnings (loss) per share	$0.08	$—	$(0.02)	$(0.09)
Basic weighted average shares	60,811	60,496	60,676	60,411

Diluted earnings (loss) per share	$0.08	$—	$(0.02)	$(0.09)
Diluted weighted average shares	61,526	60,841	60,676	60,411

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$4,560	$312	$(1,194)	$(5,354)
Currency translation adjustment—net of tax (1)	39	(639)	596	(1,394)
Net unrealized gain on derivatives—net of tax (2)	(17)	—	(17)	—
Other comprehensive income (loss)—net of tax	22	(639)	579	(1,394)
Comprehensive income (loss)	$4,582	$(327)	$(615)	$(6,748)

(1)

Net of income tax (provision) benefit of $(25) and $422 for the three months ended September 30, 2016 and 2015, respectively and $(395) and $922 for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Net of income tax benefit of $11 for the three and nine months ended September 30, 2016, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2016	60,709	$6	(278)	$(1,433)	$283,247	$(27,664)	$(1,983)	$252,173

Share-based compensation	126	—	—	—	2,276	—	—	2,276
Vesting of restricted stock units, including impact of shares withheld for taxes	71	—	—	—	(162)	—	—	(162)
Exercise of options and purchases from employee stock plans	309	—	—	—	905	—	—	905
Net loss	—	—	—	—	—	(1,194)	—	(1,194)
Other comprehensive income—net of tax	—	—	—	—	—	—	579	579
BALANCE—September 30, 2016	61,215	$6	(278)	$(1,433)	$286,266	$(28,858)	$(1,404)	$254,577

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2015	60,170	$6	—	$—	$278,166	$(21,475)	$(734)	$255,963

Share-based compensation	124	—	—	—	2,897	—	—	2,897
Vesting of restricted stock units, including impact of shares withheld for taxes	98	—	—	—	(265)	—	—	(265)
Exercise of options and purchases from employee stock plans	268	—	—	—	1,356	—	—	1,356
Excess income tax benefit from share-based compensation	—	—	—	—	(13)	—	—	(13)
Purchase of treasury stock	—	—	(213)	(1,107)				(1,107)
Net loss	—	—	—	—	—	(5,354)	—	(5,354)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(1,394)	(1,394)
BALANCE—September 30, 2015	60,660	$6	(213)	$(1,107)	$282,141	$(26,829)	$(2,128)	$252,083

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(1,194)	$(5,354)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	45,692	47,747
Equity in earnings of joint ventures	(6,313)	(3,402)
Cash distributions from joint ventures	3,234	2,500
Deferred income taxes	152	(3,031)
(Gain) loss on sale of assets	675	(887)
Impairment of goodwill	—	2,750
Gain on adjustment of contingent consideration	(8,940)	(8,444)
Amortization of deferred financing fees	1,879	2,126
Unrealized net gain from mark-to-market valuations of derivatives	(5,285)	(1,479)
Unrealized foreign currency gain	(213)	(1,076)
Share-based compensation expense	2,276	2,897
Excess income tax benefit from share-based compensation	—	13
Changes in assets and liabilities:
Accounts receivable	14,163	(31,819)
Contract revenues in excess of billings	5,712	14,328
Inventories	(6,831)	(3,761)
Prepaid expenses and other current assets	(6,839)	(6,727)
Accounts payable and accrued expenses	(26,317)	(9,896)
Billings in excess of contract revenues	2,593	1,657
Other noncurrent assets and liabilities	(1,466)	(2,039)
Cash provided by (used in) operating activities	12,978	(3,897)

INVESTING ACTIVITIES:
Purchases of property and equipment	(58,842)	(53,394)
Proceeds from dispositions of property and equipment	10,455	1,167
Cash used in investing activities	(48,387)	(52,227)

	Nine Months Ended
	September 30,
	2016	2015
FINANCING ACTIVITIES:
Deferred financing fees	(332)	(29)
Repayments of long term note payable	(803)	(488)
Taxes paid on settlement of vested share awards	(162)	(265)
Repayments of term loan facility	(3,750)	(3,750)
Repayments of equipment debt	(1,064)	(853)
Proceeds from equipment debt	—	410
Exercise of options and purchases from employee stock plans	905	1,356
Excess income tax benefit from share-based compensation	—	(13)
Treasury stock	—	(1,107)
Borrowings under revolving loans	133,000	146,000
Repayments of revolving loans	(93,000)	(118,000)
Net cash provided by financing activities	34,794	23,261
Effect of foreign currency exchange rates on cash and cash equivalents	26	(105)
Net decrease in cash and cash equivalents	(589)	(32,968)
Cash and cash equivalents at beginning of period	14,184	42,389
Cash and cash equivalents at end of period	$13,595	$9,421

Supplemental Cash Flow Information
Cash paid for interest	$23,846	$23,645
Cash paid (refunded) for income taxes	$(226)	$987

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$14,511	$4,981
Property and equipment purchased on capital leases and equipment notes	$—	$2,190
Property and equipment purchased on notes payable	$—	$15,569

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2016, and its results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 have been included.

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

The Company has two operating segments: dredging and environmental & infrastructure, previously referred to as environmental & remediation, which are also the Company’s two reportable segments. The Company has determined that dredging, Terra Contracting Services, LLC (“Terra”) and Great Lakes Environmental & Infrastructure, LLC (“GLEI”) are the Company’s three reporting units.

The Company performed its most recent annual test of impairment as of July 1, 2016 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2017. Due to a decline in the overall financial performance and declining cash flows in the Terra reporting unit, the Company concluded there was a triggering event that required an interim impairment test for the reporting unit in the second quarter of 2015 and recorded a goodwill impairment charge of $2,750 during the quarter ended June 30, 2015. This impairment of goodwill is discussed in Note 6.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments which amends FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments.  The guidance is effective for fiscal years beginning after December 15, 2017.  The Company is currently evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 has been deferred to be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be its first quarter of fiscal 2018. Although early adoption is permitted in fiscal 2017, the Company expects to adopt ASU 2014-09 in first quarter of 2018. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the nine months ended September 30, 2016 and 2015, the dilutive effect of 576 thousand and 462 thousand stock options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the three and nine months ended September 30, 2016, 1,594 thousand and 1,603 thousand stock options and restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such stock options and restricted stock units were determined to be anti-dilutive. Similarly, for the three months ended September 30, 2015, 1,170 thousand stock options and restricted stock units were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$4,560	$312	$(1,194)	$(5,354)

Weighted-average common shares outstanding — basic	60,811	60,496	60,676	60,411
Effect of stock options and restricted stock units	715	345	—	—

Weighted-average common shares outstanding — diluted	61,526	60,841	60,676	60,411

Earnings (loss) per share — basic	$0.08	$—	$(0.02)	$(0.09)
Earnings (loss) per share — diluted	$0.08	$—	$(0.02)	$(0.09)

3.	Accounts receivable and contracts in progress

Accounts receivable at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
Completed contracts	$12,379	$37,111
Contracts in progress	87,965	70,787
Retainage	20,340	27,203
	120,684	135,101
Allowance for doubtful accounts	(469)	(754)

Total accounts receivable—net	$120,215	$134,347

Current portion of accounts receivable—net	$115,753	$130,777
Long-term accounts receivable and retainage	4,462	3,570
Total accounts receivable—net	$120,215	$134,347

The components of contracts in progress at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$404,541	$230,159
Amounts billed	(351,754)	(176,283)
Costs and earnings in excess of billings for contracts in progress	52,787	53,876
Costs and earnings in excess of billings for completed contracts	23,056	27,319
Total contract revenues in excess of billings	$75,843	$81,195

Billings in excess of costs and earnings:
Amounts billed	$(270,274)	$(207,550)
Costs and earnings for contracts in progress	260,597	200,489
Total billings in excess of contract revenues	$(9,677)	$(7,061)

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

4.	Accrued expenses

Accrued expenses at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015

Insurance	$15,962	$16,291
Accumulated deficit in joint ventures	14,359	15,408
Payroll and employee benefits	7,282	13,317
Income and other taxes	4,341	3,726
Interest	4,014	8,743
Percentage of completion adjustment	2,876	2,837
Fuel hedge contracts	—	4,388
Other	8,531	7,567
Total accrued expenses	$57,365	$72,277

5.	Long-term debt

Credit Agreement

On June 4, 2012, the Company entered into a senior revolving credit agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, BMO Harris Bank N.A. and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement provides for a senior revolving credit facility in an aggregate principal amount of up to $199,000, multicurrency borrowings up to a $50,000 sublimit and swingline loans up to a $10,000 sublimit. The Credit Agreement also includes an incremental loans feature that will allow the Company to increase the senior revolving credit facility by an aggregate principal amount of up to $15,000. This feature is subject to lenders providing incremental commitments for such increase, provided that no default or event of default exists, and the Company being in pro forma compliance with the existing financial covenants, both before and after giving effect to the increase, and subject to other standard conditions. The Credit Agreement is collateralized by a substantial portion of the Company’s operating equipment with a net book value at September 30, 2016 of $132,178.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of September 30, 2016, the Company had $60,000 of borrowings on the revolver and $68,893 of letters of credit outstanding, resulting in $70,107 of availability under the Credit Agreement. At September 30, 2016, the Company was in compliance with its various financial covenants under the Credit Agreement.

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

The Loan Agreement includes representations, affirmative and negative covenants and events of default customary for financings of this type and includes the same financial covenants that are currently set forth in the Credit Agreement. The Term Loan Facility is collateralized by a portion of the Company’s operating equipment with a net book value at September 30, 2016 of $47,975.

Senior notes

The Company has outstanding $275,000 of 7.375% senior notes due February 2019. There is an optional redemption on all notes. The redemption prices are 103.7% in 2015, 101.8% in 2016 and 100% in any year following, until the notes mature in 2019.  Interest is paid semi-annually and principal is due at maturity.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment.  During the first quarter of 2015, the Company financed the $15,569 acquisition of a vessel previously under an operating lease with a note bearing interest at 5.75% to maturity in 2023.  The current portion of all equipment notes is $2,442. The long term portion is $15,275 and is included in notes payable or other long term liabilities.

6.	Impairment of goodwill

The Company performed its most recent annual test of impairment as of July 1, 2016 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2017.

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

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$869	$—	$869	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,388	$—	$4,388	$—

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

As of September 30, 2016, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through June 2017. As of September 30, 2016, there were 8.6 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through June 2017. Under these swap agreements, the Company will pay fixed prices ranging from $1.02 to $1.70 per gallon.

At September 30, 2016 the fair value asset of the fuel hedge contracts was estimated to be $869 and is recorded in prepaid expenses and other current assets. At December 31, 2015, the fair value liability of the fuel hedge contracts was estimated to be $4,388 and is recorded in accrued expenses. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2016 were $46. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2016 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of September 30, 2016 and December 31, 2015 is as follows:

		Fair Value at
		September 30,	December 31,
	Balance Sheet Location	2016	2015
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$(28)	$—
Derivatives not designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	897	—
Total asset derivatives		$869	$—

Liability derivatives:
Derivatives not designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$—	$4,388

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
2015
Goodwill
Balance at January 1,	$86,326
Impairment of goodwill	(2,750)
Balance at December 31,	$83,576

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cumulative translation adjustments—net of tax	$39	$(639)	$596	$(1,394)
Derivatives:
Reclassification of derivative losses to earnings—net of tax	46	—	46	—
Change in fair value of derivatives—net of tax	(63)	—	(63)	—
Net unrealized gain on derivatives—net of tax	(17)	—	(17)	—
Total other comprehensive income (loss)	$22	$(639)	$579	$(1,394)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
	Statement of Operations Location	2016	2016
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$76	$76
	Income tax benefit	30	30
		$46	$46

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. The Term Loan Facility approximates fair value based upon stable market interest rates and Company credit ratings from inception to year end. In January 2011 and again in November 2014, the Company issued a total of $275,000 of 7.375% senior notes due February 1, 2019, which were outstanding at September 30, 2016 (See Note 5). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $269,500 at September 30, 2016, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

8.	Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In March 2016, the Company granted 716 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $270 and $839 for the three months ended September 30, 2016 and 2015, respectively, and $2,276 and $2,897 for the nine months ended September 30, 2016 and 2015, respectively.

9.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds (the “Zurich Bonding Agreement”). In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2016, the Company had outstanding performance bonds with a notional amount of approximately $1,043,976, of which $41,082 relates to projects from the Company’s historical demolition business. The revenue value remaining in backlog related to these projects totaled approximately $422,956.

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

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At September 30, 2016 and December 31, 2015, the Company had net advances to TerraSea of $24,898 and $27,592, respectively, which are recorded in other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $14,359 and $14,271 at September 30, 2016 and December 31, 2015, respectively, which is presented in accrued expenses. The Company has commenced the wind down of TerraSea with its joint venture partner. The Company believes its net advances to TerraSea are ultimately recoverable either through the operations of the joint venture or as an obligation of our joint venture partner. The joint venture partner has notified the Company that it disagrees with the amount of net advances to TerraSea. The Company believes that its joint venture partner remains obligated for its share of net advances, and any future advances necessary to complete TerraSea’s remaining project. During July 2015, the Company proposed taking a larger percent of the loss on a TerraSea project. Based on this proposal, the Company accrued $1,506 at June 30, 2015 representing the estimated share of additional losses to be assumed. The joint venture partner and the Company are continuing discussions. If those discussions do not lead to a resolution satisfactory to both parties, the joint venture partner and the Company will go to binding arbitration as stipulated by the TerraSea operating agreement. To the extent that net advances are not fully recoverable, additional losses may result in future periods. The Company and its joint venture partner remained obligated to fund TerraSea through the completion of its remaining project. The remaining TerraSea project was substantially complete at September 30, 2016.

11.	Business combinations and dispositions

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

Magnus Pacific acquisition

On November 4, 2014, the Company acquired Magnus Pacific Corporation (“Magnus”), a California corporation, for an aggregate purchase price of approximately $40 million. Under the terms of the acquisition, the aggregate purchase price is satisfied by payment of $25,000 paid at closing, the issuance of a promissory note and an earnout payment. In the event Magnus did not achieve minimum earnings before interest, taxes, depreciation and amortization, as adjusted in the 2015 fiscal year, the principal amount of the promissory note would be reduced. Magnus did not reach the minimum EBITDA threshold for 2015 designated in the secured promissory note; therefore, during the second quarter of 2015, the Company reduced the remaining fair value by $7,013 to zero and the corresponding change was reflected in general and administrative expenses.

Under the terms of the acquisition, the maximum potential aggregate earnout (the “Earnout Payment”) will be determined based on the attainment of combined Adjusted EBITDA targets of Magnus and Terra for the year ending December 31, 2019. During the third quarter of 2016, the Company signed an amendment to the Magnus, now referred to as GLEI, share purchase agreement which modified the terms of the Earnout Payment. The Earnout Payment remains at $11,400 and will be determined based on the attainment of an average Adjusted EBITDA target of GLEI for the years ending December 31, 2017, December 31, 2018 and December 31, 2019. The Earnout Payment may be paid in cash or shares of the Company’s common stock, at the Company’s option.

The Company remeasures the fair value of the contingent Earnout Payment based on projections of the earnings target for the business. Based on the Company’s projections at September 30, 2016, GLEI is not expected to reach the minimum Adjusted EBITDA threshold designated in the amended share purchase agreement; therefore, during the third quarter of 2016, the Company reduced the remaining fair value of $8,940 to zero and the corresponding change is reflected in general and administrative expenses and interest expense.

Other

During the third quarter of 2016, the Company entered into a definitive agreement (“Services Asset Sale Agreement”) to sell the assets associated with certain services lines of the environmental & infrastructure segment’s business, excluding the assets supporting the remediation service line. The Services Asset Sale Agreement was subject to customary closing conditions and financing approval. Subsequent to the end of the third quarter of 2016, the Company amended the terms of the Services Asset Sale Agreement to exclude certain assets thereby reducing the purchase price and extending the anticipated closing date to December 15, 2016. The Company completed the sale of a portion of these assets which were excluded from the Services Asset Sale Agreement to a separate party subsequent to the end of the third quarter of 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Dredging
Contract revenues	$154,448	$162,526	$453,122	$506,700
Operating income	5,553	19,598	26,762	45,587

Environmental & infrastructure
Contract revenues	$44,565	$60,451	$103,437	$131,929
Operating income (loss)	7,307	(9,906)	(10,173)	(29,164)

Intersegment revenues	$(144)	$(2,175)	$(2,379)	$(4,393)
Total
Contract revenues	$198,869	$220,802	$554,180	$634,236
Operating income	12,860	9,692	16,589	16,423

Foreign dredging revenue of $21,139 and $34,331 for the three and nine months ended September 30, 2016, respectively, was attributable to work done in the Middle East. Foreign dredging revenue for the three and nine months ended September 30, 2015 was $38,042 and $127,280, respectively.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.	Subsidiary guarantors

The Company’s long-term debt at September 30, 2016 includes $275,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of September 30, 2016 and December 31, 2015;
(ii)	statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015; and
(iii)	statements of cash flows for the nine months ended September 30, 2016 and 2015.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$13,064	$529	$2	$—	$13,595
Accounts receivable — net	115,335	418	—	—	115,753
Contract revenues in excess of billings	73,765	2,078	—	—	75,843
Inventories	35,734	—	—	—	35,734
Prepaid expenses and other current assets	77,988	185	168	—	78,341
Total current assets	315,886	3,210	170	—	319,266

PROPERTY AND EQUIPMENT—Net	436,684	7	—	—	436,691
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	85,314	—	—	—	85,314
INVENTORIES — Noncurrent	48,706	—	—	—	48,706
INVESTMENTS IN JOINT VENTURES	5,791	—	—	—	5,791
RECEIVABLES FROM AFFILIATES	10,982	6,637	85,327	(102,946)	—
INVESTMENTS IN SUBSIDIARIES	3,551	—	640,658	(644,209)	—
OTHER	7,558	1	807	—	8,366
TOTAL	$914,472	$9,855	$726,962	$(747,155)	$904,134

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$108,883	$372	$—	$—	$109,255
Accrued expenses	52,424	764	4,177	—	57,365
Revolving Credit Facility	—	—	60,000	—	60,000
Billings in excess of contract revenues	9,557	120	—	—	9,677
Current portion of long term debt	1,449	—	10,296	—	11,745
Total current liabilities	172,313	1,256	74,473	—	248,042

7 3/8% SENIOR NOTES	—	—	272,748	—	272,748
NOTES PAYABLE	220	—	44,792	—	45,012
DEFERRED INCOME TAXES	(794)	—	74,547	—	73,753
PAYABLES TO AFFILIATES	91,359	5,926	5,661	(102,946)	—
OTHER	9,838	—	164	—	10,002
Total liabilities	272,936	7,182	472,385	(102,946)	649,557

TOTAL EQUITY	641,536	2,673	254,577	(644,209)	254,577
TOTAL	$914,472	$9,855	$726,962	$(747,155)	$904,134

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$198,100	$1,333	$—	$(564)	$198,869
Costs of contract revenues	(177,032)	(2,356)	—	564	(178,824)
Gross profit	21,068	(1,023)	—	—	20,045

OPERATING EXPENSES:
General and administrative expenses	7,185	—	2	—	7,187
Gain on sale of assets—net	(2)	—	—	—	(2)
Operating income (loss)	13,885	(1,023)	(2)	—	12,860

Interest expense—net	896	—	(5,715)	—	(4,819)
Equity in earnings (loss) of subsidiaries	(3)	—	13,041	(13,038)	—
Equity in earnings of joint ventures	6	—	—	—	6
Other expense	(637)	—	—	—	(637)
Income (loss) before income taxes	14,147	(1,023)	7,324	(13,038)	7,410

Income tax provision	—	(86)	(2,764)	—	(2,850)

Net income (loss)	$14,147	$(1,109)	$4,560	$(13,038)	$4,560

Comprehensive income (loss)	$14,130	$(1,070)	$4,582	$(13,060)	$4,582

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$216,993	$4,402	$—	$(593)	$220,802
Costs of contract revenues	(193,955)	(3,355)	—	593	(196,717)
Gross profit	23,038	1,047	—	—	24,085

OPERATING EXPENSES:
General and administrative expenses	15,277	—	—	—	15,277
Gain on sale of assets—net	(884)	—	—	—	(884)
Operating income	8,645	1,047	—	—	9,692

Interest expense—net	(90)	—	(7,203)	—	(7,293)
Equity in earnings of subsidiaries	2	—	8,144	(8,146)	—
Equity in loss of joint ventures	(2,051)	—	—	—	(2,051)
Other income	706	—	—	—	706
Income before income taxes	7,212	1,047	941	(8,146)	1,054

Income tax (provision) benefit	7	(120)	(629)	—	(742)

Net income	$7,219	$927	$312	$(8,146)	$312

Comprehensive income (loss)	$7,219	$288	$(327)	$(7,507)	$(327)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$554,388	$1,333	$—	$(1,541)	$554,180
Costs of contract revenues	(486,220)	(5,210)	—	1,541	(489,889)
Gross profit	68,168	(3,877)	—	—	64,291

OPERATING EXPENSES:
General and administrative expenses	47,076	4	(53)	—	47,027
Loss on sale of assets—net	675	—	—	—	675
Operating income (loss)	20,417	(3,881)	53	—	16,589

Interest expense—net	531	—	(16,974)	—	(16,443)
Equity in earnings (loss) of subsidiaries	(181)	—	15,082	(14,901)	—
Equity in earnings of joint ventures	19	—	—	—	19
Other expense	(1,910)	(8)	—	—	(1,918)
Income (loss) before income taxes	18,876	(3,889)	(1,839)	(14,901)	(1,753)

Income tax (provision) benefit	—	(86)	645	—	559

Net income (loss)	$18,876	$(3,975)	$(1,194)	$(14,901)	$(1,194)

Comprehensive income (loss)	$18,859	$(3,379)	$(615)	$(15,480)	$(615)

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$36,242	$(3,096)	$(20,168)	$—	$12,978

INVESTING ACTIVITIES:
Purchases of property and equipment	(58,842)	—	—	—	(58,842)
Proceeds from dispositions of property and equipment	10,455	—	—	—	10,455
Net change in accounts with affiliates	10,505	—	—	(10,505)	—
Net cash flows used in investing activities	(37,882)	—	—	(10,505)	(48,387)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(332)	—	(332)
Repayments of long term note payable	—	—	(803)	—	(803)
Repayments of term loan facility	—	—	(3,750)	—	(3,750)
Repayments of equipment debt	(1,064)	—	—	—	(1,064)
Net change in accounts with affiliates	26,733	1,452	(38,690)	10,505	—
Intercompany dividends	(23,000)	—	23,000	—	—
Exercise of options and purchases from employee stock plans	—	—	905	—	905
Taxes paid on settlement of vested share awards	—	—	(162)	—	(162)
Borrowings under revolving loans	—	—	133,000	—	133,000
Repayments of revolving loans	—	—	(93,000)	—	(93,000)

Net cash flows provided by financing activities	2,669	1,452	20,168	10,505	34,794

Effect of foreign currency exchange rates on cash and cash equivalents	—	26	—	—	26

Net increase (decrease) in cash and cash equivalents	1,029	(1,618)	—	—	(589)

Cash and cash equivalents at beginning of period	12,035	2,147	2	—	14,184

Cash and cash equivalents at end of period	$13,064	$529	$2	$—	$13,595

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$15,013	$(1,308)	$(17,602)	$—	$(3,897)

INVESTING ACTIVITIES:
Purchases of property and equipment	(53,394)	—	—	—	(53,394)
Proceeds from dispositions of property and equipment	1,167	—	—	—	1,167
Net change in accounts with affiliates	(29,059)	—	(9,839)	38,898	—
Net cash flows used in investing activities	(81,286)	—	(9,839)	38,898	(52,227)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(29)	—	(29)
Repayments of long term note payable	—	—	(488)	—	(488)
Taxes paid on settlement of vested share awards	—	—	(265)	—	(265)
Repayments of term loan facility	—	—	(3,750)	—	(3,750)
Repayment of equipment debt	(853)	—	—	—	(853)
Proceeds from equipment debt	—	—	410	—	410
Net change in accounts with affiliates	17,416	1,355	20,127	(38,898)	—
Capital contributions	16,800	—	(16,800)	—	—
Exercise of options and purchases from employee stock plans	—	—	1,356	—	1,356
Excess income tax benefit from share-based compensation	—	—	(13)	—	(13)
Treasury stock	—	—	(1,107)	—	(1,107)
Borrowings under revolving loans	—	—	146,000	—	146,000
Repayments of revolving loans	—	—	(118,000)	—	(118,000)

Net cash flows provided by financing activities	33,363	1,355	27,441	(38,898)	23,261

Effect of foreign currency exchange rates on cash and cash equivalents	—	(105)	—	—	(105)

Net decrease in cash and cash equivalents	(32,910)	(58)	—	—	(32,968)

Cash and cash equivalents at beginning of period	41,724	663	2	—	42,389

Cash and cash equivalents at end of period	$8,814	$605	$2	$—	$9,421

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2016, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 62% of dredging revenues, in line with the Company’s prior three year average of 62%.

The Company’s environmental & infrastructure segment, previously referred to as the environmental & remediation segment, provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment, or exhumation techniques including off-site disposal based on the quantity and severity of the contamination. The environmental & infrastructure segment, which is comprised of Great Lakes Environmental & Infrastructure, LLC (“GLEI”), previously referred to as Magnus Pacific, LLC, and Terra Contracting Services, LLC (“Terra”), accounted for 19% of total revenues in the first nine months of 2016.

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments. The Company has determined that dredging, GLEI and Terra are the Company’s three reporting units.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(89.9)	(89.1)	(88.4)	(89.4)
Gross profit	10.1	10.9	11.6	10.6
General and administrative expenses	3.6	6.9	8.5	7.7
Impairment of goodwill	—	—	—	0.4
(Gain) loss on sale of assets—net	—	(0.4)	0.1	(0.1)
Operating income	6.5	4.4	3.0	2.6
Interest expense—net	(2.4)	(3.3)	(3.0)	(2.9)
Equity in earnings (loss) of joint ventures	—	(0.9)	—	(0.9)
Other income (expense)	(0.3)	0.3	(0.3)	(0.1)
Income (loss) before income taxes	3.8	0.5	(0.3)	(1.3)
Income tax (provision) benefit	(1.4)	(0.3)	0.1	0.4
Net income (loss)	2.4	0.1	(0.2)	(0.8)

Adjusted EBITDA	14.6%	10.4%	10.9%	9.6%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(in thousands)
Net income (loss)	$4,560	$312	$(1,194)	$(5,354)
Adjusted for:
Interest expense—net	4,819	7,293	16,443	18,490
Income tax provision (benefit)	2,850	742	(559)	(2,831)
Depreciation and amortization	16,872	14,722	45,692	47,747
Impairment of goodwill	—	—	—	2,750
Adjusted EBITDA	$29,101	$23,069	$60,382	$60,802

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2016	2015	Change	2016	2015	Change
Dredging:
Capital—U.S.	$59,811	$43,963	36.0%	$152,083	$149,062	2.0%
Capital—foreign	21,139	38,042	(44.4)%	34,331	127,280	(73.0)%
Coastal protection	47,983	46,441	3.3%	152,622	118,089	29.2%
Maintenance	11,320	21,453	(47.2)%	77,544	89,729	(13.6)%
Rivers & lakes	14,195	12,627	12.4%	36,542	22,540	62.1%
Total dredging revenues	154,448	162,526	(5.0)%	453,122	506,700	(10.6)%
Environmental & infrastructure	44,565	60,451	(26.3)%	103,437	131,929	(21.6)%
Intersegment revenue	(144)	(2,175)	(93.4)%	(2,379)	(4,393)	(45.8)%
Total revenues	$198,869	$220,802	(9.9)%	$554,180	$634,236	(12.6)%

Total revenue for the 2016 third quarter was $198.9 million, a decrease of $21.9 million, or 10%, compared to revenue of $220.8 million in the third quarter of 2015. For the nine months ended September 30, 2016, total revenue was $554.2 million, down from $634.2 million for the same period in the prior year, representing a decrease of $80.1 million or 13%. For the nine months ended September 30, 2016, the Company experienced decreases in foreign capital, maintenance and environmental & infrastructure revenues which were slightly offset by increases in coastal protection, domestic capital and rivers & lakes revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging revenue increased by $15.8 million, or 36%, to $59.8 million, in the 2016 third quarter compared to the same period in 2015. For the nine months ended September 30, 2016, domestic capital dredging was $152.1 million compared to $149.1 million for the same period in 2015. The slight increase in domestic capital dredging revenues for the nine months ended September 30, 2016 was largely attributable to revenue earned on coastal restoration projects in Louisiana and the Savannah Harbor deepening project. The increased revenue from these projects during the first three quarters of 2016 was mostly offset by revenue earned on the PortMiami deepening project during the same period of 2015 that did not repeat in the current year. Further, work on a deepening project on the Delaware River and a liquefied natural gas (“LNG”) project in Texas also contributed to revenue for the nine months ended September 30, 2016.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the third quarter of 2016, foreign dredging revenue was $21.1 million, a decrease of $16.9 million, or 44%, from the same quarter in the prior year. Foreign capital revenue for the first nine months of 2016 was $34.3 million, a decrease of $92.9 million, or 73%, as compared to the same period in the prior year. Revenue for the nine months ended September 30, 2016 was driven by a project in Saudi Arabia, two projects in Bahrain and the final stages of demobilization on the Suez Canal project. In comparison, revenue for the first nine months of 2015 was driven by a greater amount of revenue earned on the Suez Canal deepening project, in addition to several projects in Brazil that did not repeat in the current year period.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue was $48.0 million in the third quarter of 2016, up $1.5 million or 3%, compared to the 2015 third quarter. For the nine months ended September 30, 2016, coastal protection was $152.6 million, up $34.5 million or 29%, from $118.1 million for the same period in 2015. The increase in coastal protection revenue for the first nine months of 2016 was attributable to a greater amount of revenue earned on large projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and recent winter storms. Further, three projects in Florida also contributed to coastal protection revenue in the first three quarters of 2016.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue for the third quarter of 2016 was $11.3 million, a decrease of $10.1 million, or 47%, compared to revenue of $21.5 million for the same period in 2015. For the nine months ended September 30, 2016, maintenance revenue was $77.5 million, down $12.2 million, or 14%, from $89.7 million for the same period in the prior year. The decrease in maintenance dredging revenues for the first nine months of 2016 was mostly attributable to revenue earned on several harbor projects in Florida during the prior year period that did not repeat in the first three quarters of 2016.  This decrease was partially offset by revenue earned on a significant harbor project in Maryland and maintenance dredging work in Georgia and Massachusetts.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue in the third quarter of 2016 was $14.2 million, an increase of $1.6 million, or 12%, compared to the third quarter of 2015. For the nine months ended September 30, 2016, rivers & lakes revenue was $36.5 million, up $14.0 million, or 62%, from $22.5 million in the same prior year period. The increase in rivers & lakes revenue for the first nine months of 2016 was driven by revenue earned on a reservoir project in Kansas. Further, work on a lake project in Illinois as well as on projects in Mississippi and New Jersey also contributed to revenue for the first three quarters of 2016.

The environmental & infrastructure segment’s services include environmental and geotechnical construction, specifically, slurry wall construction, in-situ stabilization, large scale reclamation, and habitat restoration. In addition, the segment provides remediation services which involve the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment, or exhumation techniques including off-site disposal based on the quantity and severity of the contamination. The environmental & infrastructure segment recorded revenues of $44.6 million for the quarter ended September 30, 2016, down 26% compared to $60.5 million for the same period in 2015. For the nine months ended September 30, 2016, environmental & infrastructure revenue was $103.4 million, a $28.5 million, or 22%, decrease from $131.9 million for the same prior year period. Environmental & infrastructure revenue for the first nine months of 2016 included work on a large mine project in Washington as well as on remediation projects in Michigan and Indiana and a geotechnical project in California. The decrease in revenue during the first three quarters of 2016 was mostly attributable to a greater amount of revenue earned on remediation projects in the Midwest, California and New Jersey during the same period in the prior year.

Consolidated gross profit for the 2016 third quarter decreased by $4.0 million, or 17%, to $20.0 million, from $24.1 million in the third quarter of 2015. Gross profit margin (gross profit divided by revenue) for the 2016 third quarter declined slightly to 10.1% from 10.9% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company had a consolidated gross profit of $64.3 million, down $2.8 million or 4%, compared to $67.1 million in the same period of the prior year. Gross profit margin for the nine months ended September 30, 2016 increased to 11.6% from 10.6% in the same prior year period. The decrease in gross profit for the nine months ended September 30, 2016 was driven by the absence of the strong contract margin on the

Suez Canal deepening project during the current year period. This decrease was partially offset by strong performance on several coastal protection, rivers & lakes and maintenance projects which positively impacted margins. Improved project execution in the environmental & infrastructure segment also contributed to gross profit for the first three quarters of 2016. In comparison, gross profit in the prior year period was negatively impacted by unforeseen circumstances that lead to project delays on two of the environmental & infrastructure’s largest projects during the third quarter of 2015. Additionally, the environmental & infrastructure segment experienced losses on several projects during the nine months ended September 30, 2016. These losses were partially offset by strong contract margin on our Suez Canal project.

General and administrative expenses totaled $7.2 million for the quarter ended September 30, 2016, down from general and administrative expenses of $15.3 million in the third quarter of 2015. For the nine months ended September 30, 2016 and 2015, general and administrative expenses totaled $47.0 million and $48.8 million, respectively. A decrease in amortization expense of $4.9 million, mostly related to the Magnus acquisition, slightly offset by an increase of legal and professional fees of $2.8 million contributed to the decline in general and administrative expenses during the first nine months of 2016. Further, the Company reduced the remaining fair value of the GLEI contingent earnout by $8.0 million to zero during the third quarter of 2016. Similarly, general and administrative expenses for the first nine months of 2015 include a reduction in the value of the GLEI seller note payable of $7.0 million.

Operating income for the three months ended September 30, 2016 was $12.9 million, an increase of $3.2 million, compared to operating income of $9.7 million for the same period of 2015. For the nine months ended September 30, 2016, the Company experienced operating income of $16.6 million, up $0.2 million, or 1%, from $16.4 million in the same prior year period. The change in the Company’s operating income for the first nine months of 2016 was attributable to a decrease in general and administrative expenses, offset by a decrease in gross profit, as described above, as well a $0.7 million loss related to the sale of an underutilized dredge during the current year period. Further, operating income for the nine months ended September 30, 2015 included a $2.8 million goodwill impairment charge at the Terra reporting unit.

Net interest expense totaled $4.8 million for the three months ended September 30, 2016, a decrease from interest expense of $7.3 million from the same period of 2015. For the nine months ended September 30, 2016, interest expense was $16.4 million, down $2.0 million, or 11%, from interest expense of $18.5 million for the same period in the prior year. The decrease in interest expense was mostly attributable to lower interest expense associated with the Company’s revolving credit facility and the reversal of interest expense associated with the GLEI contingent earnout during the nine months ended September 30, 2016.

The income tax provision for the three months ended September 30, 2016 was $2.9 million compared to $0.7 million for the 2015 third quarter. For the nine months ended September 30, 2016 and 2015, the income tax benefit was $0.6 million and $2.8 million, respectively. The effective tax rate for the nine months ended September 30, 2016 was 31.9%, down slightly from the effective tax rate of 34.6% for the same period of 2015.

The Company experienced net income of $4.6 million and earnings per diluted share of $0.08 for the 2016 third quarter compared to net income of $0.3 million and no earnings per diluted share for the same period of 2015. For the nine months ended September 30, 2016, the Company had a net loss of $1.2 million and a loss per diluted share of $0.02 compared to a net loss of $5.4 million with a loss per diluted share of $0.09 for the same period of 2015. The change in net loss for the first nine months of 2016 was driven by losses at two of the Company’s joint ventures which resulted in equity in loss of joint ventures of $5.8 million during the same period in 2015. Additionally, lower interest expense and slightly higher operating income, as described above, positively impacted the change in net loss for the nine months ended September 30, 2016.

Adjusted EBITDA (as defined on page 31) for the three months ended September 30, 2016 and 2015 was $29.1 million and $23.1 million, respectively. For the nine months ended September 30, 2016, Adjusted EBITDA was $60.4 million, in line with Adjusted EBITDA of $60.8 million for the same prior year period. The change in Adjusted EBITDA during the current year period was attributable to slightly higher operating income during the first nine months of 2016 as described above. This slight increase was offset by higher depreciation and amortization expense as compared to the current year period.

Results by segment

Dredging

Dredging segment revenues for the 2016 third quarter were $154.4 million, a decrease of $8.1 million, or 5%, compared to $162.5 million for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, dredging segment revenues were $453.1 million, down $53.6 million, or 11%, compared to revenues of $506.7 million for the same prior year period. For the nine months ended September 30, 2016, the dredging segment experienced decreases in foreign capital and maintenance revenues which were partially offset by increases in coastal protection, domestic capital and rivers & lakes revenues. Current year revenues were driven by large coastal protection projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and recent winter storm events, the Savannah Harbor deepening project, coastal restoration projects in Louisiana, a reservoir project in Kansas and harbor maintenance dredging work in Maryland.

Dredging segment gross profit in the third quarter of 2016 decreased 44% to $16.5 million compared to $29.4 million in the same period of the prior year. Dredging segment gross profit margin for the three months ended September 30, 2016 decreased to 10.7% from 18.1% for the same prior year period. For the nine months ended September 30, 2016, the dredging segment gross profit was $63.9 million down from a gross profit of $78.1 million in the same period of 2015. Further, dredging segment gross profit margin for the nine months ended September 30, 2016 decreased to 14.1% from gross profit margin of 15.4% for the first three quarters of 2015. The decline in dredging segment gross profit for the nine months ended September 30, 2016 was driven by the absence of the strong contract margin on the Suez Canal deepening project during the current year period. This decrease was partially offset by strong performance on several coastal protection, rivers & lakes and maintenance projects which positively impacted margins.

Operating income at the dredging segment for the three months ended September 30, 2016 decreased $14.0 million to $5.6 million from $19.6 million for the same period in 2015. For the nine months ended September 30, 2016, operating income was $26.8 million, an $18.8 million decline from $45.6 million in the first three quarters of 2015. The decrease in operating income for the first nine months of 2016 is the result of lower gross profit, described above, as well as an increase in general and administrative expenses, specifically related to a $3.9 million increase in legal and professional fees, partially offset by a $1.0 million decrease in payroll and benefits expenses. Further, dredging segment operating income for the nine months ended September 30, 2016 includes a $0.7 million loss related to the sale of an underutilized dredge.

Environmental & infrastructure

Environmental & infrastructure segment revenues for the quarter ended September 30, 2016 were $44.6 million, a decrease of $15.9 million, or 26%, compared to $60.5 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, environmental & infrastructure segment revenues were $103.4 million, down $28.5 million, or 22%, from revenue of $131.9 million for the first nine months of 2015. Environmental & infrastructure revenues for the first nine months of 2016 included work on a large mine project in Washington as well as on remediation projects in Michigan and Indiana and a geotechnical project in California. The decrease in revenue during the first nine months of 2016 was mostly attributable to a greater amount of revenue earned on remediation projects in the Midwest, California and New Jersey in the prior year period.

Environmental & infrastructure segment gross profit in the third quarter of 2016 was $3.5 million compared to negative gross profit of $5.4 million in the third quarter of 2015. For the three months ended September 30, 2016 and 2015, the environmental & infrastructure segment had a gross profit margin of 7.9% and negative gross profit margin of 8.9%, respectively. The environmental & infrastructure segment experienced a gross profit of $0.3 million and a negative gross profit of $11.0 million for the nine months ended September 30, 2016 and 2015, respectively. For the first nine months of 2016, the environmental & remediation segment experienced a gross profit margin of 0.3% compared to a negative gross profit margin of 8.4% for the same period of the prior year. For the nine months ended September 30, 2016, the environmental & infrastructure segment’s gross profit increased compared to the same period in the prior year, mostly attributable to strong performance on the Company’s large mine project in Washington. In comparison, the environmental & infrastructure segment’s gross profit in the first three quarters of 2015 was negatively impacted by unforeseen circumstances that lead to project delays on two of the segment’s largest projects during the third quarter of 2015.

The environmental & infrastructure segment experienced an operating income of $7.3 million and an operating loss of $9.9 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the environmental & infrastructure segment experienced an operating loss of $10.2 million, compared to $29.2 million for the same period of the prior year. The change in operating loss for the nine months ended September 30, 2016 is the result of the change in gross profit, as described above, and a decrease in general and administrative expenses, specifically, a decrease in amortization expense of $4.9 million, mostly related to the Magnus acquisition. During the third quarter of 2016, the Company reduced the remaining fair value of the GLEI contingent earnout by $8.0 million to zero. Similarly, general and administrative expenses for the first nine months of 2015 include a reduction in the value of the GLEI seller note payable of $7.0 million. Further, the Company recorded a $2.8 million goodwill impairment charge at the Terra reporting unit during the second quarter of 2015 which also impacted the change in operating loss.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2016	2015	2015
Dredging:
Capital - U.S.	$285,907	$411,506	$363,633
Capital - foreign	33,834	1,750	14,260
Coastal protection	152,167	118,858	137,677
Maintenance	44,181	77,995	55,950
Rivers & lakes	54,131	67,589	73,314
Dredging Backlog	570,220	677,698	644,834
Environmental & infrastructure	32,530	73,349	111,886
Total Backlog	$602,750	$751,047	$756,720

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 58% of the Company’s September 30, 2016 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2016 quarter ended September 30, 2016 totaled $320.0 million, resulting in $668.1 million of work awarded in the first nine months of 2016. This represents a decrease of $369.3 million compared to the first nine months of 2015. Awards during the current year period include coastal protection projects in Virginia, New York and North Carolina, coastal restoration projects in Louisiana and Texas and maintenance projects in Texas, Louisiana, Maryland and Washington. The bid market for the nine months ended September 30, 2016 was down compared to the prior year primarily due to the award of the Savannah Harbor deepening project during the first quarter of 2015. For the contracts awarded in the current year, the Company won 80%, or $145.8 million of the coastal protection projects, 23%, or $27.2 million of the domestic capital projects, 14%, or $37.6 million of the maintenance projects and 16%, or $16.8 million of the rivers & lakes projects through September 30, 2016. The Company won 34% of the overall domestic bid market for the first nine months of 2016, which is below the Company’s prior three year average of 49%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $570.2 million at September 30, 2016 compared to $677.7 million of backlog at December 31, 2015. These amounts do not reflect approximately $30.1 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at September 30, 2016. At December 31, 2015 the amount of domestic low bids and options pending award was $82.8 million.

Domestic capital dredging backlog at September 30, 2016 was $125.6 million lower than at December 31, 2015. During the first nine months of 2016, the Company was awarded a coastal restoration project in Louisiana. Additionally, the Company continued to earn revenue on a deepening project on the Delaware River, an LNG project in Texas, coastal restoration projects in Louisiana and the Savannah Harbor deepening project during the first three quarters of 2016. The Panama Canal expansion was completed during the second quarter of 2016, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-Panamax vessels. In April 2016, the federal court in New Orleans approved the October 2015 settlement, of approximately $20 billion, between the United States, the five Gulf States and BP for damages from the Deepwater Horizon oil spill. Louisiana will receive a minimum of $6.8 billion for claims related to natural resource damages under the Oil Pollution Act, Clean Water Act civil penalties, and the State’s various economic claims. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid.

Foreign capital dredging backlog at September 30, 2016 was $32.1 million higher than at December 31, 2015. During the first nine months of 2016, the Company was awarded two land reclamation and development projects in the Middle East and a port project in Brazil. Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism all of which are expected to add nearly 400 viable dredging projects over the next six years. Besides the Middle East, the Company is working on projects and continues to pursue ancillary work in South America where we have positioned a clamshell dredge and operate as a reputable regional provider. The Company expects the additional opportunities globally to provide a continued source of future international dredging revenue.

Coastal protection dredging backlog at September 30, 2016 was $33.3 million higher than at December 31, 2015. In the first nine months of 2016, the Company was awarded large coastal protection projects in Virginia and North Carolina as well as two projects in Florida and two Superstorm Sandy appropriated projects in New Jersey and New York. In the first nine months of 2016, the Company continued to earn revenue on several large coastal protection projects in New Jersey and New York as well as on projects in Florida that were in backlog at December 31, 2015. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to extend through 2017. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms.

Maintenance dredging backlog was down $33.8 million from December 31, 2015. During the first nine months of 2016, the Company was awarded and completed a maintenance project in Louisiana. Projects in Maryland and Massachusetts were also awarded in the year with work expected to be started in 2017. During the first nine months of 2016, the Company continued to earn revenue on projects in Georgia, Maryland, Massachusetts, Pennsylvania and New York/New Jersey which were in backlog at December 31, 2015. The Water Resources Reform and Development Act (WRRDA) calls for full use of Harbor Maintenance Trust Fund (“HMTF”) within ten years for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Through the increased appropriation of HMTF monies, the Corps has substantially increased projects for maintenance dredging in the government’s fiscal year 2016. Despite the progress the House and Senate made on their budget bills, and the record level of funding provided to the Corps in both versions, including hitting the HMTF targets, it does not appear likely that a budget will be signed into law for fiscal year 2017. The Company expects the Corps’ funding to remain at the previous fiscal year’s level.

Rivers & lakes backlog at September 30, 2016 was down by $13.5 million from backlog at December 31, 2015. The Company was awarded projects in New Jersey and Mississippi during the first nine months of 2016. For the nine months ended September 30, 2016, the Company continued to earn revenue on a reservoir project in Kansas and a lake project in Illinois which were in backlog at December 31, 2015. The Corps’ work plan for fiscal year 2017 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream, in addition to planned levee repair along the Mississippi River. Additionally, the Company’s rivers & lakes dredges are well suited for marsh projects in Louisiana that are expected to be let to bid through the Coastal Protection and Restoration Authority over the next year.

Environmental & infrastructure services backlog decreased $40.8 million from December 31, 2015. During the first nine months of 2016, the Company continued to earn revenue on a large mine project in Washington as well as on remediation projects in Michigan and Indiana and a geotechnical project in California which were in backlog at December 31, 2015. Significant projects awarded to the Company in the nine months ended September 30, 2016 included two remediation projects, four geotechnical projects and an underground infrastructure project. The Company anticipates selling the assets associated with certain services lines of the environmental & infrastructure segment’s business, excluding the assets supporting the remediation service line including in progress contracts. As a result, backlog within these services lines of business is not expected to be converted into revenue. At September 30, 2016, backlog included $4.3 million of revenue remaining on projects within these services lines of business.  As part of the environmental & infrastructure segment’s initiatives, the Company intends to focus on geographical expansion in the geotechnical services business. Additionally, the Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the Environmental Protection Agency’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s net cash provided by (used in) operating activities for the nine months ended September 30, 2016 and 2015 totaled $13.0 million and $(3.9) million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in the first nine months of 2016 compared to the same period in the prior year was driven by the lower investment in working capital, specifically related to the final billings and collections on large projects completed late in 2015, during the current year period.

The Company’s net cash flows used in investing activities for the first nine months of 2016 and 2015 totaled $48.4 million and $52.2 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the nine months ended September 30, 2016, the Company spent $38.7 million on the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), compared to $24.3 million in the same period in the prior year. The Company received $10.0 million for the sale of an underutilized dredge during the current year period.

The Company’s net cash flows provided by financing activities for the nine months ended September 30, 2016 and 2015 totaled $34.8 million and $23.3 million, respectively. The increase in net cash flows provided by financing activities is primarily due to net borrowings on the Company’s revolver during the first nine months of 2016 of $40 million, compared to net borrowings of $28 million for the same period in the prior year.

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

The Company’s Credit Agreement matures on June 2, 2017 and the Company is in discussions with lenders to finalize a successor credit facility with substantially similar terms as the current Credit Agreement. The Company believes that it will finalize a successor credit facility, which will be an asset-based loan facility, in the fourth quarter of 2016.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of September 30, 2016, the Company had $60.0 million of borrowings on the revolver and $68.9 million of letters of credit outstanding, resulting in $70.1 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants. At September 30, 2016, the Company was in compliance with its various covenants under the Credit Agreement.

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

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with ACE Holdings, Inc., Argonaut Insurance Company, Berkley Insurance Company, and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At September 30, 2016, the Company had outstanding performance bonds totaling approximately $1,044.0 million, of which $41.1 million relates to projects from the Company’s historical demolition business. The revenue value remaining in backlog related to these projects totaled approximately $423.0 million.

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

The market risk of the Company’s financial instruments as of September 30, 2016 has not materially changed since December 31, 2015. The market risk profile of the Company on December 31, 2015 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 9 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

We have reached a settlement with the Environmental Protection Agency (“EPA”) relating to a project we performed at the Mayport Naval Station from 2010-2012. The EPA is alleging violations of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”). We have agreed with the EPA to settle the matter by paying a penalty of $450,000, without any admission of liability. The proposed penalty will not have a material effect on the Company’s operations, cash flows or financial condition.

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

On September 11, 2015, the Company announced a share repurchase program approved by the Board of Directors of the Company, authorizing, but not obligating, the repurchase of up to an aggregate amount of $15,000,000 of its common stock from time to time through December 31, 2016. No repurchases were made in the third quarter of 2016. As of September 30, 2016, the approximate dollar value of shares still available for repurchase under the authorization was $13,575,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

Amendment to the Share Purchase Agreement, dated as of September 8, 2016, by and among Magnus Pacific Corporation, now known as Great Lakes Environmental and Infrastructure, LLC and Great Lakes Environmental and Infrastructure Solutions, LLC. #

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
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date:  November 2, 2016

EXHIBIT INDEX

Number	Document Description

10.1

Amendment to the Share Purchase Agreement, dated as of September 8, 2016, by and among Magnus Pacific Corporation, now known as Great Lakes Environmental and Infrastructure, LLC and Great Lakes Environmental and Infrastructure Solutions, LLC. #

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