Form 10-K
period 2016-12-31
Great Lakes Dredge & Dock CORP
filed 2017-02-28
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $258,357,084 at June 30, 2016. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 28, 2017, 60,962,105 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2017 Annual Meeting of Stockholders.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2016, and in other securities filings by Great Lakes with the SEC.

Although Great Lakes believes that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. Great Lakes’ future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Availability of Information

You may read and copy any materials Great Lakes files with the SEC, including without limitation the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of such materials also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Great Lakes’ SEC filings are also available to the public, free of charge, on our corporate website, www.gldd.com, as soon as reasonably practicable after Great Lakes electronically files such material with, or furnishes it to, the SEC.

Part I

Item 1.	Business

The terms “we,” “our,” “ours,” “us,” “Great Lakes” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries.

Organization

Great Lakes is the largest provider of dredging services in the United States and is the only U.S. dredging service provider with significant international operations. The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. Great Lakes now provides dredging services in the East, West, and Gulf Coasts of the United States and worldwide. The Company also owns specialty contracting service providers which primarily offer environmental, remediation and geotechnical services throughout the United States.

On November 4, 2014, the Company acquired the stock of Magnus Pacific Corporation, a leading provider of environmental remediation, geotechnical construction, demolition, and sediments and wetlands construction, headquartered outside of Sacramento, California, for an aggregate purchase price of approximately $40 million.

The Company operates in two operating segments: dredging and environmental & infrastructure, previously referred to as environmental & remediation, which are also the Company’s reportable segments. The Company has determined that dredging, Terra Contracting, LLC (“Terra”) and Great Lakes Environmental & Infrastructure, LLC (“GLEI”), previously referred to as Magnus Pacific, LLC, are the Company’s three reporting units. Financial information about the Company’s reportable segments and operating revenues by geographic region is provided in Notes 10 and 17 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line.

Dredging Operations (83% of 2016 total revenues)

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

Over its 126 year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the U.S. and is one of the oldest and most experienced dredging companies in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations. Over the prior three years, foreign dredging operations accounted for an average of 21% of the Company’s dredging revenues. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Capital (domestic is 35% of 2016 dredging revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Foreign (9% of 2016 dredging revenues). Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last ten years, the Company has performed dredging work in the Middle East, Africa, India, Australia, the Caribbean and Central and South America. Most recently, the Company has focused its efforts on opportunities in the Middle East and South America.

Coastal protection (34% of 2016 dredging revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (14% of 2016 dredging revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, many channels require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if adequate commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (8% of 2016 dredging revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. More recently, there has been an increase in the need for dredging on marsh projects in Louisiana. In addition, many of our dredges can be transported to sites of waterway environmental remediation work to assist our environmental & infrastructure segment on projects. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce contractors’ ability to operate and transport its equipment in the relevant geographies.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its dredging services:

•

Deep port capital projects. Most of the East Coast and Gulf ports have expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, is undergoing significant change as a result of the Panama Canal expansion, which was completed in 2016. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently would not be able to use many U.S. ports. Miami’s port deepening project was completed in 2015 and its port channels are now able to accommodate larger vessels. Dredging began on the Savannah Harbor Expansion Project in 2015 and is expected to continue through 2018. These projects are expected to put more pressure on U.S. ports such as Jacksonville, Charleston and Boston to deepen in order to remain competitive. The Company anticipates that Jacksonville will likely be the next port that issues a request for proposals to perform deepening operations, potentially early in the second quarter of 2017. The ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. In addition, the Water Resources Reform and Development Act (“WRRDA”) signed in the second quarter of 2014, authorized the U.S. Army Corps of Engineers (the “Corps”) to begin dredging to deepen the Savannah River channel, noted above, as well as initiate studies to deepen the ports of Jacksonville, Boston and others in the Gulf Coast. During the fourth quarter of 2016, the House and the Senate passed the water resources development bill, rebranded as the Water Infrastructure Improvements for the Nation Act (“WIIN”), which includes the Water Resources Development Act of 2016. The Company views the bill as a positive catalyst for the domestic dredging industry as it authorizes nearly $16 billion in critical infrastructure improvements that are needed throughout the U.S. Further, the bill authorizes studies for future water resources improvements and makes modifications to previous authorizations. The Company is encouraged by the new administration's focus on repairing and rebuilding America's infrastructure, including our nation's ports and waterways. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry.

•

Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has completed a master plan calling for a $50 billion investment in its coastal infrastructure, with a significant portion involving dredging. Additionally, during October 2015, BP plc settled the final Deepwater Horizon oil spill claims for approximately $20 billion. This amount reflects the preliminary agreement which was reached in the second quarter of 2015 and includes $5.5 billion related to Clean Water Act penalties. Several state and local governments have already reached agreements that resolve their claims in the disaster. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the Gulf States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $474 million over the prior three years. Subsequent to year-end, the Company was awarded an $88 million coastal restoration project in the Gulf of Mexico. This project will commence dredging in 2017 and is expected to be completed in 2018.

•

Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. Superstorm Sandy highlighted the need for projects that clear the navigation channels, renourish damaged beaches and mitigate shore erosion from future storms. Since the beginning of 2013, the Corps has let for bid nearly $1 billion in projects to repair shorelines in New York and New Jersey damaged as a result of Superstorm Sandy. The annual bid market for coastal protection over the prior three years averaged $435 million.

•

Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. WIIN, previously mentioned, emphasizes previous WRRDA language which calls for full use of Harbor Maintenance Trust Fund (“HMTF”) for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WIIN ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by 3 percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2017 and beyond. The annual bid market for maintenance dredging over the prior three years averaged $377 million.

•

Need to maintain safe navigability of the U.S. river system. There are over twelve thousand miles of commercially navigable inland waterways that move more than 566 million tons of commercial goods annually. Transportation by barge requires less energy, and therefore is both better for the environment and costs less to move cargo than transportation by airplane, railcar or truck. Many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways. The annual bid market for rivers and lakes dredging over the prior three years averaged $75 million.

•

Domestic and international energy transportation. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. During 2014, Great Lakes completed dredging work on a project that will create a new shipping channel for a liquefied natural gas (“LNG”) terminal being developed to export abundant energy resources from the west coast of Australia. Also during 2014, the Company  widened the Freeport Harbor Ship Channel in Texas, which was sponsored by Freeport LNG. The Company was awarded a contract with Corpus Christi Liquefaction, LLC (“CCL”) during 2015. CCL is developing an LNG export terminal at a site located on Corpus Christi Bay in Texas. Great Lakes' portion of the LNG project involves the dredging and slope protection of two LNG carrier ship berths, dredging of a material offloading and tug mooring basin, and expansion of an existing La Quinta Channel turning basin. The significant drop in crude oil prices in 2015 and 2016 may lead to a slowdown in the development of LNG export plants; however, the Company continues to expect that future global energy demand will necessitate improvements in the infrastructure base around sources of rich resources and in countries that import global energy.

•

Middle East market. Over the past ten years, the Middle East has been a strong market for dredging services. With substantial income from oil revenues and significant real estate development, these countries have been undergoing extensive infrastructure expansion. Historically lower oil prices and the contraction in Middle East commercial and real estate development have slowed the rate of the region’s infrastructure development. During 2015, the Company completed the widening and deepening of a portion of the Suez Canal which expanded the seaborne cargo capacity of this important waterway.

Environmental & Infrastructure Operations (approximately 17% of 2016 total revenues)

The environmental & infrastructure segment provides construction services on soil, water and sediment for clients in both the public and private sectors in the United States. The segment’s services include environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation, deep soil mixing and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment, or exhumation techniques including off-site disposal based on the quantity and severity of the contamination. The Company had historically provided certain remediation services in conjunction with its historical demolition business, which we divested in April 2014. The Company added additional environmental and remediation skillsets through its acquisition of Terra in December 2012 and Magnus Pacific in November 2014. During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line. The environmental & infrastructure segment leverages the Company’s long term history of successfully executing projects on water and to offer turnkey environmental and infrastructure solutions in water and upland.

Environmental & Infrastructure Demand Drivers

The Company believes that the following factors are important drivers of the demand for its environmental & infrastructure services:

•

Increasing requirements for environmental services. Both the dredging and environmental & infrastructure businesses have experienced requests for handling contaminated sediments, soils and other media at project sites. The Environmental Protection Agency (“EPA”) and several state agencies have begun to recognize the environmental hazards posed by stored industrial byproducts near waterways. The release of regulated pollutants into major waterways, inland lakes, groundwater and public and private lands requires the use of environmental remediation to remove the contaminated media.

•

Government mandated remediation. The EPA mandates remediation initiatives that are paid for partially or in whole by responsible parties. The capability to provide the environmental clean-up of not only the waterway, but also the processing of the contaminated sediment or any contaminated soil from other brownfield sites as well as services related to new federal regulations over the storage and disposal of coal ash provides a targeted growth opportunity for Great Lakes. The Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the EPA’s rule to the regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

•

Levee formation and repair. Levees play a crucial role in protecting against widespread flood damage; however many levees throughout the U.S. are currently deficient and in need of repair. Approximately 100,000 miles of levees exist in the U.S. and the average age is 54 years. The impacts of climate change, including increased storms and flooding, will drive the need for levee repair. During 2015 and 2016, the Company worked on a large levee project in California. The Company will continue to work on this project throughout 2017. The Company believes that levee formation and repair will provide significant opportunities for the environmental & infrastructure segment over the next several years.

For additional details regarding Dredging Operations and Environmental & Infrastructure Operations, including financial information regarding our international and U.S. revenues and long-lived assets, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, including Note 17 to the Company’s consolidated financial statements.

Customers

Dredging

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities, oil and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2016, approximately 64% of the Company’s dredging revenues were generated from 42 different contracts with federal agencies or third parties operating under contracts with federal agencies.

Environmental & infrastructure

Environmental & infrastructure customers include general contractors, corporations, Superfund potentially responsible parties, environmental engineering and construction firms that commission projects and federal as well as municipal government agencies. This segment benefits from key relationships with certain customers in the general contracting and environmental engineering industries. In 2016, two of the environmental & infrastructure segment’s customers were responsible for approximately 36% and 10% of the environmental & infrastructure segment’s annual revenues; however, the loss of either or both of these customers would not have a material adverse effect on Great Lakes as a whole.

Bidding Process

Dredging

Most of the Company’s dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The types of equipment required to perform the specified service, project site conditions, the estimated project duration, seasonality, location and complexity of a project affect the cost of performing the contract and the price that dredging contractors will bid.

For contracts under its jurisdiction, the Corps typically prepares a fair and reasonable cost estimate based on the specifications of the project. To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project as well as the ability to obtain a surety bid bond) and submit the lowest responsive bid that does not exceed 125% of the Corps’ original estimate. Contracts for state and local governments are generally awarded to the lowest qualified bidder. Contracts for private customers are awarded based on the contractor’s experience, equipment and schedule, as well as price. While substantially all of the Company’s dredging contracts are competitively bid, some government contracts are awarded through a sole source procurement process involving negotiation between the contractor and the government, while other projects are bid by the Corps through a “request for proposal” process. The request for proposal process benefits both Great Lakes and its customers as customers can award contracts based on factors beyond price, including experience, skill and specialized equipment.

Environmental & infrastructure

The majority of the environmental & infrastructure segment’s projects are secured through competitive bidding. When the environmental & infrastructure segment bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds an acceptable margin. While there are numerous competitors in the environmental & infrastructure services market, the Company benefits from its size, relationships and reputation. Therefore, there are occasions where the Company is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

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

The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 126 year history. For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under the Credit Agreement (as defined below). Foreign bid guarantees are usually 2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Environmental & infrastructure

The environmental & infrastructure segment contracts with both private, non-governmental customers and governmental entities and may be required to secure bonding for projects with both governmental entities and non-governmental customers. Zurich and the Additional Sureties also provide bonds for the environmental & infrastructure segment.

Competition

Dredging

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment bonding and certification requirements; and government regulations. Competition on rivers & lakes projects is determined primarily based on geographic reach, project execution capability and price. Great Lakes and three other companies comprised approximately 83% of the Company’s defined bid market related to domestic capital, coastal protection, maintenance and rivers & lakes over the prior three years. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906, or “Dredging Act,” and Section 27 of the Merchant Marine Act of 1920, or “Jones Act,” provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

Competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and fleets that are more extensive than the Company’s fleet. Recently, a large Chinese dredging company has emerged as a key player in the international market. In addition, there are several governmentally supported dredging companies that operate on a local or regional basis. The Company targets opportunities that are well suited to its equipment and where it can be most competitive. Most recently, the Company has focused on opportunities in the Middle East and Brazil where the Company has cultivated close customer relationships and has pursued contracts compatible with the size of the Company’s vessels.

Environmental & infrastructure

The U.S. environmental & infrastructure and related services industry is highly fragmented and is comprised mostly of small regional companies. For larger projects, the Company will occasionally bid against larger engineering and construction firms. The environmental & infrastructure segment is able to perform both smaller and larger, more complex projects. The ability to deliver a wide range of interdisciplinary capabilities under a single project team is another competitive attribute.

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

Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the channel or ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain dredged materials can be directly pumped for miles with the aid of multiple booster pumps. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines and the placement of the dredged material. Great Lakes operates the only two large electric hydraulic dredges in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California and Houston. Unlike hopper dredges, relocating hydraulic dredges and all their ancillary equipment requires specialized vessels and additional time, and their operations can be impacted by ship traffic and rough waters. There is a wide range of hydraulic dredges from our smaller rivers & lakes vessels that use pipe sizes ranging from 10” to 22” and operate at between 365 and 3,200 total horsepower, while the Company’s other hydraulic dredges use pipe sizes ranging from 18” to 36” and operate at between 1,900 and 20,300 total horsepower.

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

The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market. The Company is also committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs. To the extent that market conditions warrant the expenditures, Great Lakes can prolong the useful life of its vessels. The Company has announced the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”) which is expected to be completed in the second quarter of 2017.

Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the American Bureau of Shipping (“A.B.S.”) are important factors in the Company’s dredging business. Many projects, such as coastal protection projects with offshore sand borrow sites and dredging projects in exposed entrance channels or with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by A.B.S. The certifications indicate that the dredge is structurally capable of operating in open waters. The Company has more certified dredging vessels than any of the Company’s domestic competitors and makes substantial investments to maintain these certifications.

Environmental & infrastructure

The environmental & infrastructure segment owns and operates specialized remediation equipment, including a fleet of tracked excavators, haul trucks, dozers, and other earth moving equipment commonly used for remediation earthwork.  The group also owns a wide range of specialty equipment commonly used for geotechnical slurry wall construction including long-stick excavators, slurry batch plants, de-sanders, and jet shear mixers as well as a number of mixing augers utilized for in-situ stabilization.  Specialty demolition attachments used to support facility remediation includes a limited number of shears, pulverizers, processors, grapples and hydraulic hammers that facilitate processing of construction and demolition debris for recycling, reclamation and disposal. The Company rents additional equipment on a project-by-project basis, which allows the Company flexibility to adjust costs to the level of project activity.

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

The Company’s environmental & infrastructure segment operates across a national footprint. Similar to the dredging segment, the environmental & infrastructure segment’s projects are impacted by the freezing rivers and lakes in the northern climates during the winter and by the rainy season on the rivers and levees along the West Coast.  The Company’s broad spectrum capability and geographical footprint should increasingly allow it to pursue and execute work in the warmer southern climates, eventually diminishing the effects of weather related seasonality.

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

Backlog

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project, relative to total estimated project costs and project revenues agreed to with the applicable customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. In addition, a significant amount of the Company’s dredging backlog relates to federal government contracts, which can be canceled at any time without penalty, subject to the Company’s right, in some cases, to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. The components of the Company’s backlog including dollar amount and other related information are addressed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Bidding Activity and Backlog.”

Employees

Dredging

During 2016, the Company employed an average of 416 full-time salaried personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2016, the Company employed a daily average of 685 hourly personnel to meet domestic project requirements.

At December 31, 2016, the Company employed 23 expatriates, 17 foreign nationals and 69 local staff to manage and administer its Middle East operations. During 2016, the Company also employed a daily average of 250 hourly personnel to meet project requirements in the Middle East.

In addition, the Company employed approximately 3 expatriates and foreign nationals and 44 local staff to manage the operations in Brazil at December 31, 2016. During 2016, the Company also employed a daily average of 16 local hourly personnel to meet requirements on the projects in Brazil.

Environmental & infrastructure

At December 31, 2016, the environmental & infrastructure segment employed approximately 110 full-time salaried administrative employees, in addition to an average of 255 hourly employees, some of whom are unionized. The hourly employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

Safety

Safety of its employees is one of the highest priorities of Great Lakes. The Company employs behavioral and system based programs, with both the dredging and the environmental & infrastructure segments utilizing an Incident & Injury Free® (IIF) approach. The Company’s safety culture is committed to training, behavioral based awareness and mutual responsibility for the wellbeing of its employees. The Company’s goal is sustainable safety excellence. Incident prevention in all areas have top priority in the Company’s business planning, in the overall conduct of its business, and in the operation and maintenance of our equipment (marine and land) and facilities.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees - the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contracts with IUOE, Local 25 expire in September 2018. Our agreements with Seafarers International Union expire in February 2018. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

The Company’s projects may involve remediation, demolition, excavation, transportation, management and disposal of hazardous waste and other regulated materials. Various laws strictly regulate the removal, treatment and transportation of hazardous water and other regulated materials and impose liability for human health effects and environmental contamination caused by these materials. The Company takes steps to limit its potential liability by hiring qualified subcontractors from time to time to remove such materials from our projects, and some project contracts require the client to retain liability for hazardous waste generation.

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

Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Mark W. Marinko	55	Interim Chief Executive Officer and Senior Vice President, Chief Financial Officer
Kyle D. Johnson	55	Executive Vice President and Chief Operating Officer
David E. Simonelli	60	President—Dredging Division
Christopher P. Shea	54	President—Environmental & Infrastructure Division
Kathleen M. LaVoy	37	Vice President, Interim Chief Legal Officer and Corporate Secretary

Mark W. Marinko, Interim Chief Executive Officer and Senior Vice President, Chief Financial Officer

Mr. Marinko has served as our Interim Chief Executive Officer since January 2017 and Senior Vice President and Chief Financial Officer since June 2014. Mr. Marinko was most recently President of the Consumer Services division at TransUnion leading the direct to consumer and business market, customer service, consumer compliance and marketing for the credit information company. Prior to his position as President, Mr. Marinko has been in increasing accounting and financial roles as Controller and Vice President of Finance at TransUnion since 1996. Prior to TransUnion, Mr. Marinko served as controller of Official Airline Guides. In his over 30 years of professional experience, Mr. Marinko has held roles specializing in accounting, finance, sales, systems and business operations. Mr. Marinko earned a Bachelor of Arts degree in Accounting and Business Administration from Augustana College.

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

David E. Simonelli, President—Dredging Division

Mr. Simonelli was named President—Dredging Division in April 2010. Mr. Simonelli has overall responsibility for the Dredging Division which includes safety, estimating, engineering, domestic and international operations and plant and equipment. He was named a Vice President of the Company in 2002 and Special Projects Manager in 1996. He joined the Company in 1978 as a Civil Engineer and has since held positions of increasing responsibility in domestic and international operations and project management. Mr. Simonelli earned a Bachelor of Science degree in Civil and Environmental Engineering from the University of Rhode Island. He is a member of the Hydrographic Society, the American Society of Civil Engineers and the Western Dredging Association.

Christopher P. Shea, President—Environmental & Infrastructure Division

Mr. Shea was named President—Environmental & Infrastructure Division in November 2015. Mr. Shea has overall responsibility for the Environmental & Infrastructure Division. He has over 25 years of experience in global engineering, environmental services and construction management services. Prior to joining Great Lakes, Mr. Shea was at CH2M Hill, Inc., a global environmental and engineering consulting services firm, where he was most recently President of the Environmental and Nuclear Business Group. Prior to his nine year tenure at CH2M Hill, Mr. Shea was employed by Envirocon, Inc. as Senior Vice President of Business Development and Strategic Planning. Mr. Shea started his career at Waste Management (formerly Chemical Waste Management) in 1986. He received a BS in Chemistry from the University of Arizona.

Kathleen M. LaVoy, Vice President, Interim Chief Legal Officer and Corporate Secretary

Ms. LaVoy has served as our Interim Chief Legal Officer and Corporate Secretary since November 2015. Ms. LaVoy was appointed Vice President and General Counsel, Dredging Operations in July 2012. She joined the Company in 2007 as Assistant General Counsel. Ms. LaVoy received her J.D. cum laude from Northwestern University School of Law and was an associate in the litigation department of the Chicago law firm Winston & Strawn LLP following graduation. Ms. LaVoy earned a Bachelor of Science degree with distinction in Business Administration from the University of North Carolina – Chapel Hill. She is a fourth generation dredger.

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

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Federal government dredging revenue (in US $1,000)	$409,942	$437,072	$487,647
Percent of dredging revenue from federal government	64%	64%	70%

Amounts spent by the federal government on dredging and environmental and infrastructure are subject to the budgetary and legislative processes. We would expect the federal government to continue to improve and maintain ports as it has for many years, which will necessitate a certain level of federal spending. However, there can be no assurance that the federal government will allocate any particular amount or level of funds to be spent on dredging or environmental projects for any specified period.

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

We conduct our business under various types of contracts where costs are estimated in advance of our performance. Most dredging contracts are fixed-price contracts where the customer pays a fixed price per unit (e.g., cubic yard) of material dredged. In addition, most of our environmental and infrastructure contracts carry similar risks as compared to our fixed-price dredging contracts that may be increased due to the fact that environmental and infrastructure contracts may not involve projects where we have historical knowledge at the same location or specific prior experience to draw from when estimating cost. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties, and other changes that can occur over the contract period. If our estimates prove inaccurate, if there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated conditions or technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, inclement or hazardous weather conditions, changes in cost of equipment or materials, or our suppliers’ or subcontractor’s inability to perform, then cost over-runs and delays in performance are likely to occur. We may not be able to obtain compensation for additional work performed or expenses incurred, or may be delayed in receiving necessary approvals or payments. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to perform our contractual obligations within the expected time frame and costs could result in reduced profits or, in certain cases, a loss for that contract. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

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
•

inclement or hazardous weather conditions that may result in underestimated delays in dredging or environmental, disruption or early termination of projects, unanticipated recovery costs or liability exposure, and additional contract expenses;

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

We are subject to risks related to our international dredging operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Foreign revenue (in US $1,000)	$59,413	$139,945	$155,000
Percent of dredging revenue from foreign countries	9%	21%	22%

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

International operations subject us to additional potential risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;
•	political and economic instability and risks of terrorist activities;
•	reduced demand as a result of fluctuations in the price of oil, the primary export in the Middle East;
•	restrictions on repatriating foreign profits back to the United States;
•	difficulties in enforcing contractual rights and agreements through certain foreign legal systems;
•	requirements of, and changes in, foreign laws, policies and regulations;
•	difficulties in staffing and managing international operations without additional expense;
•	taxation issues;
•	greater difficulty in accounts receivable collection and longer collection periods;
•	compliance with the U.S. Foreign Corrupt Practices Act and international anticorruption laws;
•	currency fluctuations;
•	logistical and communication challenges; and
•	inability to effectively insure against political, cultural and economic uncertainties, including acts of terrorism, civil unrest, war or other armed conflict.

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

The Company earns significant revenue from governmental entities and private parties in the Middle East. Revenue from foreign projects has been concentrated in the Middle East which comprised 89%, 90% and 40% of our foreign dredging revenues in the years ended December 31, 2016, 2015 and 2014, respectively. A large, single customer contract represented 62% of the Company’s foreign dredging revenue from all sources in the year ended December 31, 2016. The Company continues to maintain significant equipment in the Middle East region and continues to pursue additional contracts in the region.

Certain factors have occurred suggesting that future revenues from projects with governments in the Middle East could decrease. Historically lower oil prices and the contraction in Middle East commercial and real estate development have slowed the rate of the region’s infrastructure development. If either the diplomatic relationship of the United States or our commercial relationship with the government of Bahrain or Saudi Arabia is significantly negatively impacted or terminated, the Company’s international revenues would be materially and adversely impacted. If the government of Bahrain or Saudi Arabia further curtails its infrastructure investment or diversifies its use of dredging vendors, our revenue from these customers could decline further.

Other Middle East governments have national dredging companies and may be incentivized to use the national dredging company of another Middle East government or have significant history with competitive dredging vendors other than the Company. The Company could lose future contracts for work in the Middle East to these competitors or could be forced to accept lower margins on contracts in order to utilize the equipment that is located in the Middle East. In addition, the Company may be forced to shrink the workforce in place or relocate dredging assets from this region in reaction to lower contract earnings. Lower utilization, workforce reductions or asset relocations could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

In addition, Saudi Arabia and other Middle East countries have experienced political turbulence. Political uprisings and conflicts, including armed hostilities and civil unrest, may affect the political stability of the region. Deterioration in the political, economic, and social conditions or other relevant policies of the government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, could materially and adversely affect our business, financial condition, and results of operations. Similar civil unrest and political turbulence has occurred in other countries in the region.

Our use of the percentage-of-completion method of accounting could result in a change in previously recorded revenue and profit.

We recognize contract revenue using the percentage-of-completion method. The majority of our work is performed on a fixed-price basis. Contract revenue is accrued based on engineering estimates for the physical percent complete for dredging and estimates of remaining costs to complete for environmental and infrastructure. We use generally accepted accounting principles in the United States relating to the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and change order/claim recognition. Percentage-of-completion accounting relies on the use of estimates in the process of determining income earned. The cumulative impact of revisions to estimates is reflected in the period in which these changes are experienced or become known. Given the risks associated with the variables in these types of estimates, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.

Our financial results include certain estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from available data. In some instances, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the recognition of revenue for costs and estimated earnings under the percentage of completion method of accounting as discussed above, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, accrued insurance claims, income taxes, asset lives used in computing depreciation and amortization, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, we believe that such estimates are fair when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to our financial statements.

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

Many of our contracts have penalties for late completion.

In many instances, including in our fixed-price contracts, we guarantee that we will complete a project by a scheduled date. If we subsequently fail to complete the project as scheduled, we may be liable for any customer losses resulting from such delay, generally in the form of contractually agreed-upon liquidated damages. In addition, failure to maintain a required schedule could cause us to default on our government contracts, giving rise to a variety of potential damages. To the extent that these events occur, the total costs of the project could exceed our original estimates, and we could experience reduced profits or, in some cases, a loss for that project.

Force majeure events, including natural disasters and terrorists’ actions, could negatively impact our business, which may affect our business, operations, revenues, cash flows and profits.

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate. We typically negotiate contract language where we are allowed certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause.

If a contract contains a force majeure provision, we may be able to obtain an extension of time to complete our obligations under such contract, but we will still be subject to our other contractual obligations in the event of such an extraordinary event. Because we cannot predict the length, severity or location of any potential force majeure event, it is not possible to determine the specific effects any such event may have on us. Depending on the specific circumstances of any particular force majeure event, or if we are unable to react quickly to such an event, our operations may be affected significantly, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, our payments from customers may be delayed and we may incur increased labor and materials costs, which could have a negative impact on our financial condition, relationships with customers or suppliers, and our reputation.

The amount of our estimated backlog is subject to change and not necessarily indicative of future revenues.

Our contract backlog represents our estimate of the revenues that we will realize under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental and  infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenue and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project.

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our dredging backlog (58% in 2016) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our dredging backlog from federal government contracts as of December 31, 2016, 2015, and 2014 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2016	2015	2014
Federal government dredging backlog (in US $1,000)	$269,362	$357,619	$357,650
Percentage of dredging backlog from federal government	58%	53%	60%

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

Our dependence on petroleum-based products increases our costs as the prices of such products increase, which could adversely affect our business, operations, revenues and profits.

Fuel prices fluctuate based on market events outside of our control. We use diesel fuel and other petroleum-based products to operate our equipment used in our dredging and environmental and infrastructure contracts. Fluctuations in supplies relative to demand and other factors can cause unanticipated increases in their cost. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term and we may be unable to secure price increases reflecting rising costs when renewing or bidding contracts. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or even a loss, on one or more contracts.

If we are unable, in the future, to obtain bonding or letters of credit for our contracts, our ability to obtain future contracts will be limited, thereby adversely affecting our business, operating results, cash flows or financial condition.

We are generally required to post bonds in connection with our domestic dredging or environmental contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into the Zurich Bonding Agreement with Zurich American Insurance Company (“Zurich”), pursuant to which Zurich acts as surety, issues bid bonds, performance bonds and payment bonds, and provides guarantees required by us in the day-to-day operations of our dredging business. However, under certain circumstances as specified in the agreement, Zurich is not obligated under the Zurich Bonding Agreement to issue future bonds for us. In April 2015, we entered into additional bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. In addition to our bonds outstanding with Zurich and the Additional Sureties, we also have surety bonds outstanding with Travelers Casualty and Surety Company of America. With respect to our foreign dredging business, we generally obtain letters of credit under our Credit Agreement. However, access to our senior credit facility under our Credit Agreement may be limited by failure to meet certain levels of availability or other defined financial or other requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

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

The average age of our more significant vessels as of December 31, 2016, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	18	37
Hopper Dredges	5	32
Mechanical Dredges	5	41
Unloaders	1	32
Drillboats	2	40
Material and Other Barges	148	30
Total	179	35

Remaining economic life has not been presented because it is not reasonably quantifiable because, to the extent that market conditions warrant the expenditures, we can prolong the vessels’ lives. In our domestic market, we operate in an industry where a significant portion of our competitors’ equipment is of a similar age. It is common in the dredging industry to make maintenance and capital expenditures in order to extend the economic life of equipment.

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2016 was 35 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur and may result in loss of revenue.

Our current business strategy may include acquisitions which present certain risks and uncertainties. There are integration and consolidation risks associated with acquisitions. Future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

We may seek business acquisition activities as a means of broadening our offerings and capturing additional market opportunities by our business units. We may be exposed to certain additional risks resulting from these activities. Acquisitions may expose us to operational challenges and risks, including:

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

Our realignment, integration, and divestiture activities may not be sufficient to bring our environmental & infrastructure segment back to profitability and could affect our project resourcing capabilities.

We acquired Terra in December 2012 and Magnus in November 2014. In 2015, we initiated activities in the environmental & infrastructure segment to align costs with anticipated revenues and improve project execution. These realignment activities continued in 2016 and culminated in the divestiture of certain assets associated with the service lines of the Terra unit. There can be no assurance that we will meet our cost reduction goals, although we currently believe that we will, or that our goals were aggressive enough in the context of the segment’s needs to reduce expenses. Moreover, we may lose key personnel during the process and that could have a negative impact on our ability to deliver projects and, consequently, on our results of operations. In addition, following the divestiture, the Company retained responsibility for various pre-closing liabilities and obligations and may incur costs and expenses related to these items. In connection with the divestiture, the Company retained responsibility for the collection of certain accounts receivable and work in progress that, if uncollected, may have a negative effect on the Company’s cash flows or financial condition.

We continue to remain subject to risks and uncertainties associated with the environmental & infrastructure segment and the incurrence of additional indebtedness to fund the Magnus acquisition. There could be additional delays, disruptions or other unexpected challenges that arise in connection with our realignment activities which could make it difficult to realize the expected benefits of the acquisitions. We currently have a substantial amount of indebtedness, and if the environmental & infrastructure segment does not generate the earnings or cash flow we expect, our liquidity and ability to continue to service our indebtedness could be adversely impacted. There can be no assurance that we may not discover information that could affect our expectations of  the environmental & infrastructure segment’s ability to generate earnings and cash flow on a going forward basis. If the environmental & infrastructure segment’s future results are different from the historical results provided to us during the acquisition process, our results of operations or liquidity could be adversely affected.

Moreover, although we completed the acquisitions because we believe that they will be beneficial to us and our stockholders, there is no assurance that we will be able to realign or integrate the operations of the environmental & infrastructure segment  into our operations and achieve these benefits without encountering unexpected difficulties, including unanticipated costs, difficulty in retaining customers, challenges associated with information technology integration and failure to retain key employees.

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

Specifically, with regard to our new ATB trailing suction hopper dredge, we cannot predict whether and to what extent there may be additional unexpected costs associated with building this dredge or further unexpected delays in its completion.

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

Our industries, and more specifically, our operations, facilities and vessels and equipment, are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; environmental and infrastructure activities; asbestos removal; transportation and disposal of hazardous wastes and other regulated materials; air emissions; and disposal or remediation of contaminated soil, sediments, surface water and groundwater. We are also subject to laws designed to protect certain marine or land species and habitats. Compliance with these statutes and regulations can delay permitting and/or performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on our business, results of operations, cash flows or financial condition. Non-compliance can also result in fines, penalties and claims by third parties seeking damages for alleged personal injury, as well as damages to property and natural resources.

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Oil Pollution Act of 1990 impose strict and, under some circumstances, joint and several, liability on owners and lessees of land and facilities as well as owners and operators of vessels. Such obligations may include investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. Our past and ongoing operations, particularly the environmental and remediation operations of Terra and Magnus, involve the use, and from time to time the release or discharge, of regulated materials which could result in liability under these and other environmental laws. We have remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

Our projects may involve excavation, remediation, demolition, transportation, management and disposal of hazardous waste and other regulated materials. Various laws strictly regulate the removal, treatment and transportation of hazardous waste and other regulated materials and impose liability for human health effects and environmental contamination caused by these materials. Our environmental and infrastructure business conducted by Terra and Magnus, for example, requires us to transport and dispose of hazardous substances and other wastes, such as asbestos. Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages, which may be material. The failure of certain contractual protections to protect us from incurring such liability, such as staying out of the ownership chain for hazardous waste and other regulated materials and securing indemnification obligations from our customers or subcontractors, could have a material adverse effect on our business, results of operations, revenues or profits.

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

Uncertainty regarding fiscal, tax, immigration, and other policies of the new U.S. Presidential administration may adversely affect our business.

The new U.S. Presidential administration has called for changes to fiscal, tax, immigration and other policies, which may include comprehensive tax reform and changes to infrastructure spending. Policy changes regarding immigration may delay or prevent the individual selected as our new chief executive officer from obtaining his U.S. citizenship and if he does not obtain such citizenship he will not be eligible to become our chief executive officer. We cannot predict the impact, if any, of these changes to our business. Until we know what changes are enacted and when, we will not know whether in total we benefit from, or are negatively affected by, such changes.

Our business could suffer in the event of a work stoppage by our unionized labor force.

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. However, two unions represent approximately 70% of our hourly dredging employees—the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contracts with IUOE, Local 25 expire in September 2018. Our agreements with Seafarers International Union expire in February 2018. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

The dredging and environmental and infrastructure businesses are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services and flooding. These risks could result in personal injury, damage to, or destruction of, dredges, barges transportation vessels, other maritime vessels, other structures, buildings or equipment, environmental damage, performance delays, monetary losses or legal liability to third parties. We may also be exposed to disruption of our operations, early termination of projects, unanticipated recovery costs and loss of use of our equipment that may materially adversely affect our business, results of operations, cash flows or financial condition.

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

We could face adverse consequences if we are unable to attract and retain key personnel and skilled labor.

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes members of our board of directors, management, project managers, estimators, skilled engineers, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. If we do not succeed in retaining our current key employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time to time experienced, and may in the future experience, shortages of certain types of qualified equipment operating personnel. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, results of operations, cash flows or financial condition.

In addition, any abrupt changes in our management or board of directors may lead to concerns regarding the direction or stability of our business, which may be exploited by our competitors, result in the loss of business opportunities, cause concern to our current or potential customers or suppliers, or make it more difficult to retain existing personnel or attract and retain new personnel. Changes in management or the board could be time-consuming, result in significant additional costs to us and could be disruptive of our operations and divert the time and attention of management and our employees away from our business operations and executing on our strategic plan. The unexpected loss of any additional members of our Board of Directors or senior management team could be disruptive to our operations, jeopardize our ability to raise additional funding and have an adverse effect on our business. The failure of our directors or any new members of management to perform effectively could have a significant negative impact on our business, financial condition and results of operations.

We rely on information technology systems to conduct our business and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely on information technology (IT) systems in order to achieve our business objectives. Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, failure to properly estimate the work or costs associated with projects, litigation and the loss of customers or suppliers. A significant disruption or failure could have a material adverse effect on our business, operating results, cash flows or financial condition. We are incurring costs associated with designing and implementing a new enterprise resource planning software system (ERP) with the objective of gradually migrating to the new system. Capital expenditures and expenses for the ERP for 2016 and beyond will depend upon the pace of conversion. If implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of the ERP timely and successfully, we may incur additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new engineering and other applications and technologies.

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

We may be unable to identify and contract with qualified Minority Business Enterprise (“MBE”) or Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors.

Certain of our government agency projects contain goals for minimum MBE and/or DBE participation clauses. If we subsequently fail to reach our goals for the minimum MBE and/or DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

Risks Related to our Financing

We have indebtedness, which makes us more vulnerable to adverse economic and competitive conditions.

We currently have a substantial amount of indebtedness. As of (i) December 31, 2016, we had indebtedness of $379.1 million, consisting of $275.0 million of our senior subordinated notes and $104.1 million of borrowings on our revolving credit facility, in each case excluding approximately $63.3 million of undrawn letters of credit and $47.5 million of additional borrowing capacity under our revolving credit facility and excluding contingent obligations, including $1.1 billion of performance bonds outstanding under the Company’s Zurich Bonding Agreement and agreements with the Additional Sureties. Our debt could:

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

The credit agreement governing our senior revolving credit facility, the indenture governing our senior subordinated notes and any of our other future financing agreements, may contain covenants imposing operating and financial restrictions on our business.

For example, the credit agreement governing our senior revolving credit facility requires us to satisfy certain net leverage and fixed charge coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and the lenders (through the administrative agent or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings, as applicable. The covenants and restrictions in the credit agreement, the indenture and the term loan facility, subject to specified exceptions and to varying degrees, restrict our ability to, among other things:

•	incur additional indebtedness;
•	create, incur, assume or permit to exist any liens;
•	enter into sale and leaseback transactions;

•	make investments, loans and advancements; merge or consolidate with, or dispose of all or substantially all assets to, a third party;
•	sell assets;
•	make acquisitions;
•	pay dividends;
•	enter into transactions with affiliates;
•	make capital expenditures;
•	prepay other indebtedness; and
•	issue capital stock.

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

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are cash flow from operations and borrowings under our senior revolving credit facility. Earnings from our operations and our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period, including as a result of the construction costs associated with our new ATB trailing suction hopper dredge. While we manage cash requirements for working capital and capital expenditure needs, unpredictability in cash collections and payments has required us in the past and may require us to borrow on our line of credit from time to time to meet the needs of our operations.

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

We may be unable to maintain or expand our credit capacity, which would adversely affect our operations and business.

We use credit facilities to support our working capital and acquisition needs. If we exhaust our borrowing capacity under our Credit Agreement, and cash flows from operations do not increase sufficiently, our ability to fund the working capital, capital expenditure and other needs of our existing operations could be constrained and our business and results of operations could be materially adversely affected.  If we experience operational difficulties or our operating results do not improve, we may need to increase our available borrowing capacity or seek amendments to the terms of our Credit Agreement. There can be no assurance that we will be able to secure any additional capacity or amendment to our Credit Agreement or to do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.

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

We have participated and may continue to participate in privately financed projects that enable state and local governments and other customers to finance dredging, environmental and  infrastructure projects, such as dredging of local navigable waterways and lakes, coastal protection and environmental and infrastructure projects. These projects typically include the facilitation of non-recourse financing and the provision of dredging,  environmental, infrastructure, and related services. We may incur contractually reimbursable costs and may accept extended payment terms, extend debt financing and/or make an equity investment in an entity prior to, in connection with, or as part of project financing, and in some cases we may be the sole or primary source of the project financing. Project financing may also involve the use of real estate, environmental, wetlands or similar credits. If a project is unable to obtain other financing on terms acceptable to it in amounts sufficient to repay or redeem our investments, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our equity investments can be dependent on the operational success of the project and market factors or sale of the aforementioned credits, which may not be under our control. As a result, we could sustain a loss of part or all of our equity investments in such projects or have to recognize the value of the credits at a lower amount than expected in the contract bid.

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

Our ability to pay dividends is restricted by the agreements governing our debt, including our Credit Agreement, our bonding agreements and the indenture governing our senior unsecured notes. In addition, under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the Delaware General Corporation Law, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

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

Volatility in the financial markets could cause a decline in our stock price, which could trigger an impairment of the goodwill of individual reporting units that could be material to our consolidated financial statements. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are awarded equity securities, the value of which is dependent on the performance of our stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns or leases the properties described below. The Company believes that its existing facilities are adequate for its operations.

Dredging

The Company’s headquarters are located at 2122 York Road, Oak Brook, Illinois 60523, with approximately 64,275 square feet of office space that it leases with a term expiring in 2019. As of December 31, 2016 the Company owns or leases the following additional facilities:

Dredging

Location	Type of Facility	Size		Leased or Owned
Staten Island, New York	Yard	4.4	Acres	Owned
Morgan City, Louisiana	Yard	6.4	Acres	Owned
Norfolk, Virginia	Yard	15.3	Acres	Owned
Chickasaw, AL	Yard	2.0	Acres	Leased
Kingwood, Texas	Office	750	Square feet	Leased
Cape Girardeau, Missouri	Office	726	Square feet	Owned
Cape Girardeau, Missouri	Storage	7,200	Square feet	Owned
Cape Girardeau, Missouri	Yard	18.4	Acres	Owned

Environmental & infrastructure

Location	Type of Facility	Size		Leased or Owned
Centennial, Colorado	Office	5,464	Square feet	Leased
Portage, Michigan	Office	1,344	Square feet	Leased
Kalkaska, Michigan	Office	8,200	Square feet	Leased
Kalkaska, Michigan	Yard	7.0	Acres	Leased
Rocklin, CA*	Office	12,623	Square feet	Leased
Rocklin, CA*	Yard	5.0	Acres	Leased
Rocklin, CA*	Storage	14,731	Square feet	Leased
Romulus, Michigan	Storage	35,250	Square feet	Leased
Roswell, Georgia	Office	1,494	Square feet	Leased
Cushing, Oklahoma	Office	1,200	Square feet	Leased
Cushing, Oklahoma	Yard	2.5	Acres	Leased
Denton, Texas	Office	3,766	Square feet	Leased
Brielle, New Jersey	Office	2,400	Square feet	Leased
San Antonio, Texas	Storage	6,000	Square feet	Leased

*The environmental & infrastructure segment leases the Rocklin, California facilities from the former shareholders of Magnus pursuant to leases expiring in 2019.  See Note 16 to the Company’s consolidated financial statements.

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

Item 4.Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock as reported by NASDAQ from January 1, 2015 through December 31, 2016.

	Common Stock
	High	Low
First Quarter 2015	$8.64	$5.53
Second Quarter 2015	$6.30	$5.33
Third Quarter 2015	$6.17	$5.00
Fourth Quarter 2015	$5.88	$3.66

	Common Stock
	High	Low
First Quarter 2016	$3.92	$2.96
Second Quarter 2016	$4.50	$3.42
Third Quarter 2016	$4.97	$3.49
Fourth Quarter 2016	$5.00	$3.05

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Great Lakes Dredge & Dock Corp	$100.00	$166.65	$171.69	$159.75	$73.90	$78.38
Peer Average (see below)	100.00	122.37	164.66	141.47	129.35	174.82
NASDAQ Composite Index	100.00	115.91	160.32	181.80	192.21	206.63

The graph above shows the cumulative total return to stockholders of the Company’s common stock during a five year period ending December 31, 2016, the last trading day of our 2016 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2011, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively. The peer group is comprised of the following member companies:

Company	Ticker
Dycom Industries, Inc.	DY
Granite Construction Inc.	GVA
Aegion Corporation, successor to Insituform Technologies, Inc.	AEGN
Layne Christensen Company	LAYN
MasTec, Inc.	MTZ
Matrix Service Company	MTRX
MYR Group Inc.	MYRG
Orion Marine Group, Inc.	ORN
Pike Electric Corporation (prior to merger with Court Square Capital Partners on December 22, 2014)	PIKE
Primoris Services Corp	PRIM
Sterling Construction Company, Inc.	STRL
Team, Inc.	TISI
Willbros Group, Inc.	WG

Given the historical usage of this peer group for compensation purposes and the fact that each peer is a capital intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 28, 2017, the Company had approximately 31 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The Company does not currently pay dividends to its common stockholders. The declaration and payment of future dividends will be at the discretion of Great Lakes’ board of directors and depends on many factors, including general economic and business conditions, the Company’s strategic plans, financial results and condition, legal requirements including restrictions and limitations contained in the Company’s senior credit agreement, bonding agreements and the indenture relating to the senior unsecured notes and other factors the board of directors deems relevant. Accordingly, the Company cannot ensure the size of any such dividend or that the Company will pay any future dividend.

Issuer Purchases of Equity Securities

On September 11, 2015, the Company announced a share repurchase program approved by the Board of Directors of the Company, authorizing, but not obligating, the repurchase of up to an aggregate amount of $15,000,000 of its common stock from time to time through December 31, 2016. No repurchases were made in 2016. As of December 31, 2016, the program is now expired.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions except shares in thousands and per share data)
Contract revenues	$767.6	$856.9	$806.8	$731.4	$588.4
Costs of contract revenues	681.2	761.0	714.3	631.1	510.3
Gross profit	86.4	95.9	92.5	100.3	78.2
General and administrative expenses	65.5	71.1	67.9	68.0	45.7
Proceeds from loss of use claim	—	—	—	(13.4)	—
Impairment of goodwill	—	2.8	—	—	—
(Gain) loss on sale of assets — net	6.2	(0.9)	0.7	(5.8)	(0.2)
Operating income	14.7	23.0	23.9	51.4	32.6
Interest expense — net	(22.9)	(24.4)	(20.0)	(21.9)	(20.9)
Equity in earnings (loss) of joint ventures	(2.4)	(6.1)	2.9	1.2	0.1
Gain on bargain purchase agreement	—	—	2.2	—	—
Other income (expense)	(3.4)	(1.2)	0.2	(0.4)	(0.0)
Income (loss) from continuing operations before income taxes	(14.0)	(8.7)	9.2	30.3	11.7
Income tax (provision) benefit	5.8	2.5	11.5	(10.5)	(5.4)
Income (loss) from continuing operations	(8.2)	(6.2)	20.7	19.9	6.3
Loss from discontinued operations, net of income taxes	—	—	(10.4)	(54.9)	(9.6)
Net income (loss)	(8.2)	(6.2)	10.3	(35.0)	(3.3)
Net loss attributable to noncontrolling interests	—	—	—	0.6	0.6
Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(8.2)	$(6.2)	$10.3	$(34.4)	$(2.7)

Basic earnings (loss) per share attributable to income from continuing operations (1)	$(0.13)	$(0.10)	$0.35	$0.33	$0.11
Basic loss per share attributable to loss on discontinued operations, net of income taxes	—	—	(0.17)	(0.91)	(0.15)
Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.13)	$(0.10)	$0.18	$(0.58)	$(0.04)
Basic weighted average shares	60,744	60,410	59,938	59,495	59,195

Diluted earnings (loss) per share attributable to income from continuing operations (1)	$(0.13)	$(0.10)	$0.34	$0.33	$0.11
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	—	—	(0.17)	(0.90)	(0.15)
Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.13)	$(0.10)	$0.17	$(0.57)	$(0.04)
Diluted weighted average shares	60,744	60,410	60,522	60,101	59,673

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Other Data:
Adjusted EBITDA from continuing operations (2)	$72.0	$83.0	$77.1	$98.9	$74.7
Net cash flows from operating activities	38.2	29.1	48.8	74.8	(1.9)
Net cash flows from investing activities	(72.6)	(73.1)	(116.7)	(46.3)	(63.4)
Net cash flows from financing activities	31.3	15.9	35.1	22.5	(23.6)
Depreciation and amortization	63.0	64.6	50.1	46.6	37.4
Maintenance expense	57.1	55.6	57.4	49.5	51.8
Capital expenditures	85.2	89.3	92.1	62.0	76.3

(1)	Refer to Note 2 in the Company’s consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 and above information for additional details regarding these calculations.
(2)	See definition of Adjusted EBITDA from continuing operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$11.2	$14.2	$42.4	$75.3	$24.4
Working capital	127.4	124.0	141.7	167.2	127.7
Total assets	893.6	898.1	888.7	848.8	822.0
Long term debt, promissory notes and subordinated notes	390.4	345.8	319.9	281.2	258.5
Total stockholder's equity	247.9	252.2	256.0	242.1	273.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is the largest provider of dredging services in the United States and a major provider of environmental and infrastructure services. In addition, the Company is the only U.S. dredging service provider with significant international operations. The Company operates in two reportable segments: dredging and environmental & infrastructure, previously referred to as environmental & remediation.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels, and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments.  Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. In 2016, dredging revenues accounted for 83% of the Company’s revenue.

On November 4, 2014, the Company acquired the stock of Magnus Pacific Corporation, a leading provider of environmental remediation, geotechnical construction, demolition, and sediments and wetlands construction, headquartered outside of Sacramento, California, for an aggregate purchase price of approximately $40 million. The environmental & infrastructure segment, previously referred to as environmental & remediation, is comprised of Great Lakes Environmental & Infrastructure, LLC (“GLEI”), previously referred to as Magnus Pacific, LLC, and Terra Contracting Services, LLC (“Terra”). The environment & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets.  Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation, deep soil mixing and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment, or exhumation techniques including off-site disposal based on the quantity and severity of the contamination. In 2016, environmental & infrastructure revenues accounted for 17% of total revenue.

During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line.

The Company’s bid dredging market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations (“bid market”). The Company experienced an average combined bid market share in the U.S. of 49% over the prior three years, including 66%, 44%, 32% and 58% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively. The bid market for environmental & infrastructure work is highly fragmented and similar bid market statistics are not easily available.

The Company’s fleet of 28 dredges, of which five are deployed internationally, 23 material transportation barges, two drillboats, and numerous other support vessels is the largest and most diverse fleet of any U.S. dredging company. For the dredging segment, the Company’s fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to the Company’s fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is the Company’s customer. In 2016, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 64% of dredging revenues, up slightly from the Company’s prior three year average of 62%.

The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates (“Amboy”) and 50% of Lower Main Street Development, LLC (“Lower Main”). Amboy was formed in December 1984 to mine sand from the entrance channel to New York Harbor to provide sand and aggregate for use in road and building construction and for clean land fill. Lower Main was organized in February 2003 to hold land for development or sale in conjunction with Amboy. Amboy sold its interest in a stone import business and Amboy and Lower Main sold their holdings in land during 2014 and are winding down operations. Lower Main ceased operations in 2016. Amboy and Lower Main are expected to be dissolved in 2017.

The Company and a European based remediation company each own 50% of TerraSea Environmental Solutions LLC (“TerraSea”), a remediation business. TerraSea provided water and land based environmental services in the area of clean up and remediation of sediments, soil and groundwater for both marine and land based projects. The Company has commenced the wind down of TerraSea with its joint venture partner. There are no remaining TerraSea projects at December 31, 2016.

On April 24, 2014, the Company announced that it had completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, which together comprised the Company’s historical demolition business, to a privately owned demolition company for $5.3 million plus retention of certain assets and preclosing liabilities. The historical demolition business has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. See Note 16 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Contract Revenues

Most of the Company’s contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The types of equipment required to perform the specified service, project site conditions, the estimated project duration, seasonality, location and complexity of a project affect the cost of performing the contract and the price that contractors will bid.

The Company recognizes contract revenues under the percentage-of-completion method based on the Company’s engineering estimates of the physical percentage completed for dredging projects and based on costs incurred to date compared to total estimated costs for environmental & infrastructure projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For environmental & infrastructure projects, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Contract modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor generally is hired on a project-by-project basis. Project costs, excluding labor, have averaged approximately 21% of total costs of contract revenues over the prior three years. Much of our domestic dredging hourly labor force is represented by labor unions with collective bargaining agreements that expire at various dates during 2018, which historically have been extended without disruption. The environmental & infrastructure segment’s hourly labor force is made up of union and non-union employees.

During the year, both dredging equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to dredging revenues recognized over the year to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual dredging revenues earned to date on the Company’s dredging contracts to expected annual revenues and recognizes dredging equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year. As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual equipment costs incurred in that interim period.

For some environmental & infrastructure contracts, the Company has entered into unincorporated construction joint ventures under which certain portions of a larger project are performed. These investments are accounted for under the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting. The Company’s interests in any profits and assets and proportionate share in any losses and liabilities are recognized based on the Company’s stated

percentage partnership interest in the project. For projects related to proportionately consolidated joint ventures, we include only the Company’s percentage ownership of each joint venture’s backlog.

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

•

Project and dredge mix —The Company’s domestic dredging projects generally involve domestic capital, maintenance, coastal protection and rivers & lakes work and its foreign dredging projects generally involve capital work. In addition, the Company’s dredging projects vary in duration and, in general, projects of longer duration result in less dredge downtime in a given period. Moreover, the Company’s dredges have different physical capabilities and typically work on certain types of dredging projects. Accordingly, the Company’s dredges have different daily revenue generating capacities.

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

•

Project execution—The Company seeks to execute all of its dredging projects consistent with or at a higher production than its as-bid project estimates. In general, the Company’s ability to achieve its project estimates depends upon many factors including soil conditions, weather, variances from estimated project conditions, equipment mobilization time periods, unplanned equipment downtime or other events or circumstances beyond the Company’s control. If the Company experiences any of these events and circumstances, the completion of a dredging project will often be accelerated or delayed, as applicable, and, consequently, the Company will experience project results that are better or worse than its estimates. The Company does its best to estimate for events and circumstances that are not within its control; however, these situations are inherent in dredging.

Environmental & infrastructure.   The Company’s environmental & infrastructure segment generates revenues when the Company is awarded a contract and starts the project. The Company’s revenues from its environmental & infrastructure segment increase or decrease based upon market demand. Like the Company’s dredging segment, results of operations for the Company’s environmental & infrastructure segment fluctuate based upon project mix and the Company’s ability to execute its projects consistent with its estimates. Environmental & infrastructure margins are based upon the specified service, the estimated project duration, seasonality, location and complexity of a project.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in the Notes to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. The application of certain of these policies requires significant judgments or an estimation process that can affect the Company’s results of operations, financial position and cash flows, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results.

Percentage-of-completion method of revenue recognition—The Company’s contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For environmental & infrastructure projects, the Company uses estimates of costs incurred to date compared to total estimated costs to determine the percentage of project completion. In preparing estimates, the Company draws on its extensive experience in the dredging and environmental & infrastructure businesses. In its dredging segment, the Company utilizes its database of historical dredging information and technical computations to ensure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation are not recognized in contract revenues until such claims are settled. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

The Company currently expects to adopt Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”) as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company’s evaluation of ASC 606 is ongoing and not complete. The Company is currently evaluating the overall impacts that ASC 606 will have on the methods currently used to measure progress toward completion which affect the timing of recognition of revenue, the changes necessitated on our financial systems, existing internal controls and processes to comply with the guidance. The Financial Accounting Standards Board has issued and may issue in the future, interpretative guidance, which may cause the Company’s evaluation to change in future periods prior to adoption. In addition, the ongoing assessment may be impacted by implementation guidance specific to the construction industry. Accordingly, the Company is still evaluating the effect of the adoption of ASC 606 on its consolidated financial statements.

Impairment of goodwill—Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company believes that this estimate is a critical accounting estimate because: (i) goodwill is a material asset and (ii) the impact of an impairment could be material to the consolidated balance sheet and consolidated statement of operations. The Company performs its annual impairment test as of July 1 each year. The Company has two operating segments: dredging and environmental & infrastructure, previously referred to as environmental & remediation, which are also the Company’s two reportable segments. The Company has determined that dredging, Terra and GLEI are the Company’s three reporting units.

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

The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. The Company analyzes companies that performed similar services or are considered peers. Due to the fact that there are no public companies that are direct competitors, the Company weighs the results of this approach less than the income approach.

The Company performed its annual goodwill impairment test as of July 1, 2016 with no indication of impairment as of the test date. As of the test date, the fair value of the reporting units was substantially in excess of their carrying values. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2017 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2016 and 2015, the dredging segment’s goodwill was $76.6 million. At December 31, 2016 and 2015, the environmental & infrastructure segment’s goodwill was $7.0 million.

Results of Operations—Fiscal Years Ended December 31, 2016, 2015 and 2014

The following table sets forth the components of net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the years ended December 31:

	2016	2015	2014
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(88.7)	(88.8)	(88.5)
Gross profit	11.3	11.2	11.5
General and administrative expenses	(8.5)	(8.3)	(8.4)
Impairment of goodwill	—	(0.3)	—
Gain (loss) on sale of assets—net	(0.8)	0.1	(0.1)
Operating income	2.0	2.7	3.0
Interest expense—net	(3.0)	(2.9)	(2.5)
Equity in earnings (loss) of joint ventures	(0.3)	(0.7)	0.4
Gain on bargain purchase acquisition	—	—	0.3
Other income (expense)	(0.4)	(0.1)	—
Income (loss) from continuing operations before income taxes	(1.7)	(1.0)	1.2
Income tax benefit	0.8	0.3	1.4
Income (loss) from continuing operations	(0.9)	(0.7)	2.6
Loss from discontinued operations, net of income taxes	—	—	(1.3)
Net income (loss)	(0.9)	(0.7)	1.3

Adjusted EBITDA from continuing operations	9.4%	9.7%	9.6%

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

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(8,177)	(6,189)	$10,295
Loss from discontinued operations, net of income taxes	—	—	(10,423)
Net income (loss) from continuing operations	(8,177)	(6,189)	20,718
Adjusted for:
Interest expense—net	22,907	24,365	19,967
Income tax benefit	(5,792)	(2,497)	(11,530)
Depreciation and amortization	63,023	64,585	50,129
Impairment of goodwill	—	2,750	—
Gain on bargain purchase acquisition	—	—	(2,197)
Adjusted EBITDA from continuing operations	$71,961	$83,014	$77,087

Components of Contract Revenues

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended December 31, (in thousands):

Revenues	2016	2015	2014
Dredging:
Capital—U.S.	$219,914	$207,058	$195,635
Capital—foreign	59,413	139,945	155,000
Coastal protection	215,041	184,060	194,219
Maintenance	92,274	120,055	123,923
Rivers & lakes	50,826	30,137	28,934
Total dredging revenues	637,468	681,255	697,711
Environmental & infrastructure*	133,637	181,710	114,412
Intersegment revenue	(3,520)	(6,087)	(5,292)
Total revenues	$767,585	$856,878	$806,831

*Environmental & infrastructure revenue in 2014 includes GLEI which did not operate as part of the Company prior to November 4, 2014.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total revenue was $767.6 million in 2016, a decrease of $89.3 million, or 10.4%, from 2015 total revenue of $856.9 million. The decrease was largely attributable to lower foreign capital, environmental & infrastructure and maintenance revenues during the current year. These decreases were partially offset by increases in coastal protection, rivers & lakes and domestic capital revenues during the year ended December 31, 2016. The Company categorizes revenue by service type to understand the market in which the Company operates and to assess how the Company is performing on bidding work or projects and is generating revenue from backlog.

Domestic capital dredging revenues increased $12.8 million, or 6.2%, to $219.9 million in 2016 compared to 2015 revenues of $207.1 million. The increase in domestic capital dredging revenue was primarily attributable to revenue earned on coastal restoration projects in Louisiana and the Savannah Harbor deepening project during 2016. The increased revenue from these projects was partially offset by revenue earned on the PortMiami deepening project during 2015 that did not repeat in the current year. Work on a deepening project on the Delaware River and a liquefied natural gas (“LNG”) project in Texas also contributed to revenues for the year ended December 31, 2016. In 2016, the Company earned 49% of its backlog carried forward from December 31, 2015.

Revenues from foreign dredging operations in 2016 totaled $59.4 million, a decrease of $80.5 million, or 57.5%, from 2015 revenues of $139.9 million. Foreign dredging revenue in 2016 was driven by a project in Saudi Arabia, three projects in Bahrain, two projects in Brazil and the final stages of demobilization on the project to widen and deepen the Suez Canal project. In comparison, revenue for 2015 was driven by a significantly greater amount of revenue earned on the Suez Canal project. The Company earned 100% of its backlog carried forward from December 31, 2015.

Coastal protection revenues were $215.0 million in 2016, an increase of $30.9 million, or 16.8%, from $184.1 million in 2015. For the year ended December 31, 2016, the increase in coastal protection revenue was attributable to a greater amount of revenue earned on large projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and recent winter storms. Work on projects in Florida and Delaware also contributed to revenue during 2016. The Company earned 100% of its backlog carried forward from December 31, 2015.

Revenues from maintenance dredging projects in 2016 were $92.3 million, a decrease of $27.8 million, or 23.2%, from $120.1 million in 2015. The decrease in maintenance revenue during current year was mostly attributable to a greater amount of revenue earned on maintenance work in New York and New Jersey as well as harbor work in Texas and Delaware in 2015 that did not repeat during the current year. Maintenance work in Pennsylvania and harbor work in Maryland contributed to revenue during the year ended December 31, 2016. The Company earned 100% of its backlog from December 31, 2015.

Rivers & lakes revenues were $50.8 million for 2016, an increase of $20.7 million, or 68.7%, from $30.1 million in 2015. The increase in revenue for the year ended December 31, 2016 was mostly attributable to revenue earned on a reservoir project in Kansas as well as on projects in Mississippi and New Jersey during the current year. Further, the Company continued to work on the large lake project in Illinois. The Company earned 61% of its backlog carried forward from December 31, 2015.

The environmental & infrastructure segment recorded revenues of $133.6 million for the year ended December 31, 2016, down 26.5% compared to $181.7 million for the year ended December 31, 2015. The decrease in revenue during the current year was attributable to lower revenue in the segment’s services lines of business. Additionally, a greater amount of revenue was earned on three geotechnical projects in California and a remediation project in Washington during the prior year. A large mine project in Washington and remediation projects in Michigan and Indiana also contributed to revenue during 2016. The Company earned 100% of its backlog carried forward from December 31, 2015.

Consolidated gross profit for the year ended December 31, 2016 decreased by $9.5 million, or 9.9%, to $86.4 million from $95.9 million for the year ended December 31, 2015. Gross profit margin (gross profit divided by revenue) for the full year 2016 was 11.3%, in line with the prior year gross profit margin of 11.2%. The lower gross profit for 2016 was driven by the absence of the strong contract margin on the Suez Canal deepening project during the current year. This decrease was partially offset by strong margins on rivers & lakes projects and improved project execution in the environmental & infrastructure segment during the current year as compared to the prior year. In comparison, gross profit in the prior year was negatively impacted by unforeseen circumstances that led to project delays on two of the environmental & infrastructures segment’s largest projects in addition to losses on several other environmental & infrastructure projects during 2015.

General and administrative expenses totaled $65.5 million for the year ended December 31, 2016, down from $71.1 million for the year ended December 31, 2015. The decrease in general and administrative expense for the full year 2016 as compared to 2015 was driven by a decrease of $5.2 million in amortization expense, mostly attributable to the environmental & infrastructure segment and a $3.3 million decrease in payroll and benefits. These decreases were partially offset by an increase in legal and professional fees of $2.2 million as well as personnel and recruiting costs of $0.6 million. Further, the Company reduced the remaining fair value of the GLEI contingent earnout by $8.0 million to zero during the current year. Similarly, general and administrative expenses for 2015 include a reduction in the fair value of the GLEI seller note payable of $7.0 million.

Operating income for the year ended December 31, 2016 was $14.7 million compared to $23.0 million for the year ended December 31, 2015. In addition to the decrease in gross profit partially offset by lower general and administrative expenses described above, the Company recorded a $6.2 million loss on sale of assets during the current year. This loss was related to the sale of an underutilized asset during the current year as well as the sale of assets associated with certain service lines of the environmental & infrastructure segment in the fourth quarter of 2016. Further, operating income was negatively impacted by a $2.7 million loss recorded to (gain) loss on the sale of assets for assets reclassified to assets held for sale, representing the fair value less cost to sell, during the fourth quarter of 2016. In comparison, the prior year includes a $2.8 million goodwill impairment charge at the Terra reporting unit and a $0.8 million gain on sale of underutilized assets.

Equity in loss of joint ventures for the year ended December 31, 2016 was $2.4 million compared to equity in loss of joint ventures of $6.1 million for the year ended December 31, 2015. During the fourth quarter of 2016, the Company accrued $2.6 million for the estimated share of additional losses to be assumed from the TerraSea joint venture which negatively impacted equity in loss of joint ventures for the year ended December 31, 2016. In comparison, the Company experienced a $3.9 million loss related to the TerraSea joint venture and a $2.3 million loss related to the wind down of the Amboy joint venture during 2015.

The Company’s net interest expense for 2016 totaled $22.5 million compared with $24.4 million in 2015. The decrease in interest expense was mostly attributable to the reversal of interest expense associated with the GLEI contingent earnout and lower interest expense associated with the Company’s revolving credit facility during the current year.

Income tax benefit in 2016 was $5.8 million, up from an income tax benefit of $2.5 million in 2015. This $3.3 million change is primarily attributable to a revision of the deferred state tax rate which provided an additional benefit in the current year.

For the year ended December 31, 2016, net loss from continuing operations was $8.2 million compared to $6.2 million for the year ended December 31, 2015. Net income from continuing operations was negatively impacted by a decrease in operating income during 2016, as described above, in addition to a $2.1 million increase in other expense, mostly attributable to a contract incentive payment in 2015 which positively impacted the prior year. These items were offset by the losses incurred at the Company’s joint ventures during the prior year and increased income tax benefit during the current year.

Adjusted EBITDA from continuing operations (as defined and reconciled on page 38) was $72.0 million and $83.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $11.0 million, or 13.3%, is mostly attributable the loss on sale of assets and the decrease in consolidated gross profit during the current year, as described above.

Results by segment

Dredging

Dredging revenues for the year ended December 31, 2016 were $637.5 million a decrease of $43.8 million, or 6.4%, compared to $681.3 million for the year ended December 31, 2015. The decrease was largely attributable to lower foreign capital and maintenance revenues during the current year. These decreases were partially offset by increases in coastal protection, rivers & lakes and domestic capital revenues during the year ended December 31, 2016. The decrease in dredging revenue is mostly attributable to the significantly greater amount of revenue earned on the Suez Canal project during 2015 and revenue earned on the PortMiami project which did not repeat in the current year. Revenues for the year ended December 31, 2016 were driven by large coastal protection projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and recent winter storm events, a reservoir project in Kansas, maintenance work in Pennsylvania, harbor work in Maryland, coastal restoration projects in Louisiana and the Savannah Harbor deepening project.

Dredging segment gross profit in 2016 decreased 23.6% to $85.3 million from $111.7 million in 2015, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 13.4% in 2016, a decrease from 16.4% in 2015. The lower gross profit margin for 2016 was driven by the absence of the strong contract margin on the Suez Canal deepening project during the current year. This decrease was partially offset by strong margins on rivers & lakes projects during 2016.

Dredging segment operating income for 2016 decreased 46.8% to $34.1 million, from $64.1 million in 2015 as a result of the strong margins on the Suez Canal project in the prior year, as described above. Additionally, dredging segment operating income was negatively impacted by a loss on the sale of an underutilized asset during the current year as compared to a gain on the sale of assets in the prior year. Further, operating income was negatively impacted by a $2.4 million loss recorded to (gain) loss on the sale of assets for assets reclassified to assets held for sale, representing the fair value less cost to sell, during the fourth quarter of 2016. Dredging general and administrative expenses were flat year over year.

Environmental & infrastructure

The environmental & infrastructure segment recorded revenues in 2016 of $133.6 million, a $48.1 million, or 26.5%, decrease from $181.7 million in 2015. The decrease in revenue during the current year was attributable to a greater amount of revenue earned within the segment’s services lines of business during the prior year as well as a greater amount of revenue earned on three geotechnical projects in California and a remediation project in Washington during the prior year. A large mine project in Washington and remediation projects in Michigan and Indiana also contributed to revenue during 2016.

The environmental & infrastructure segment experienced gross profit of $1.0 million for year ended December 31, 2016, up $16.8 million from negative gross profit of $15.8 million for the year ended December 31, 2015, with a gross profit margin of 0.8% and negative gross profit margin of 8.7%, respectively. This increase in gross profit was a result of improved project execution during the current year as compared to the prior year. In comparison, gross profit in the prior year was negatively impacted by unforeseen circumstances that led to project delays on two of the environmental & infrastructures segment’s largest projects in addition to losses on several other projects during 2015.

Environmental & infrastructure segment operating loss was $19.4 million for 2016, compared to $41.1 million in 2015. The change in operating loss was mostly attributable to the higher segment gross profit described above and a $5.1 million decrease in amortization expense during the current year. These positive impacts on operating income were partially offset by a $2.8 million loss for the sale of assets associated with certain service lines of the environmental & infrastructure segment in the fourth quarter of 2016. In comparison, the prior year includes a $2.8 million goodwill impairment charge at the Terra reporting unit. During the third quarter of 2016, the Company reduced the remaining fair value of the GLEI contingent earnout by $8.0 million to zero. Similarly, general and administrative expenses in 2015 included a reduction in the value of the GLEI seller note payable of $7.0 million.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Total revenue was $856.9 million in 2015, an increase of $50.1 million, or 6.2%, from 2014 total revenue of $806.8 million. The increase was largely attributable to higher domestic capital dredging revenues and increases in rivers & lakes and environmental & infrastructure revenues. These increases were partially offset by declines in foreign capital, coastal protection and maintenance revenues. The Company categorizes revenue by service type to understand the market in which the Company operates and to assess how the Company is performing on bidding work or projects and is generating revenue from backlog.

Domestic capital dredging revenues increased $11.5 million, or 5.9%, to $207.1 million in 2015 compared to 2014 revenues of $195.6 million. The increase in domestic capital dredging revenue was primarily attributable to work on the Savannah Harbor deepening project, a coastal restoration project in Louisiana and two LNG projects in Texas. These increases were partially offset by a greater portion of work performed on the PortMiami deepening project and on the Delaware River in the prior year. Deepening projects in New York and Maryland also contributed to revenues for the year ended December 31, 2015. In 2015, the Company earned 100% of its backlog carried forward from December 31, 2014.

Revenues from foreign dredging operations in 2015 totaled $139.9 million, a decrease of $15.1 million, or 9.7%, from 2014 revenues of $155.0 million. Foreign dredging revenue was driven by a project to widen and deepen the Suez Canal, a large project in Bahrain and four projects in Brazil. These six projects in our foreign operations comprise approximately 99% of the foreign dredging revenue earned. In comparison, 2014 revenue was driven the Wheatstone LNG project in Western Australia, two large projects in the Middle East and a greater amount of revenue earned on projects in Brazil. The Company earned 98% of its backlog carried forward from December 31, 2014.

Coastal protection revenues were $184.1 million in 2015, a decrease of $10.1 million, or 5.2%, from $194.2 million in 2014. For the year ended December 31, 2015, coastal protection revenue included a large number of projects in New York and New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy as well as projects in Florida and Virginia. The increase in work related to Superstorm Sandy was offset by revenue earned on large coastal protection projects in North Carolina, South Carolina and Georgia for the year ended December 31, 2014 which did not repeat during the current year. The Company earned 67% of its backlog carried forward from December 31, 2014.

Revenues from maintenance dredging projects in 2015 were $120.1 million, a decrease of $3.8 million, or 3.1%, from $123.9 million in 2014. The Company’s maintenance revenues in 2015 were driven by work performed on large projects in Georgia, Texas and Louisiana as well as significant harbor work in Florida and North Carolina. These increases in maintenance revenue were offset by a greater amount of revenue earned on projects in New York in the prior year as well as revenue earned on projects in Tennessee and Mississippi that did not repeat during the year ended December 31, 2015. The Company earned 100% of its backlog from December 31, 2014.

Rivers & lakes revenues were $30.1 million for 2015, an increase of $1.2 million, or 4.2%, from $28.9 million in 2014. Revenue for the year ended December 31, 2015 was driven by work on a large lake project in Illinois as well as projects in Iowa and Florida. These project increases were partially offset by revenue earned on a private company project in Florida which did not repeat during the current year. The Company earned 30% of its backlog carried forward from December 31, 2014.

The environmental & infrastructure segment recorded revenues of $181.7 million for the year ended December 31, 2015, up 58.8% compared to $114.4 million for the year ended December 31, 2014. The increase is mostly attributable to revenue earned by GLEI which did not become part of the Company until the fourth quarter of 2014. Environmental & infrastructure revenue included work on a mine project in Washington as well as a geotechnical slurry wall construction project in California. This increase was partially offset by the completion of a remediation project in Michigan that had been part of the Company’s environmental & infrastructure business in 2014, but did not continue during the current year. The Company earned 80% of its backlog carried forward from December 31, 2014.

Consolidated gross profit for the year ended December 31, 2015 increased by $3.4 million, or 3.7%, to $95.9 million from $92.5 million for the year ended December 31, 2014. Gross profit margin (gross profit divided by revenue) for the full year 2015 was 11.2%, slightly below the prior year gross profit margin of 11.5%. The lower gross profit margin for 2015 was driven by uncontrollable circumstances that led to project delays on two of the environmental & infrastructure segment’s largest projects during the year. During the year ended December 31, 2015, the environmental & infrastructure segment experienced losses and delays on several projects, with one project accounting for $6.9 million of the losses. A decline in the amount of work executed and increased operating overhead costs, including $6.5 million of increased labor and benefits costs due to the inclusion of GLEI for the full year, in the environmental & infrastructure segment also negatively impacted the gross profit margin as compared to the same period in the prior year. The decreases were mostly offset by strong contract margins in the dredging segment, particularly on our Suez Canal project and domestic coastal protection work, and higher absorption of fixed costs due to improved utilization of our fleet, leading to strong margins in our dredging segment.

General and administrative expenses totaled $71.1 million for the year ended December 31, 2015, up from $67.9 million for the year ended December 31, 2014. The higher general and administrative expense for the full year 2015 is mostly attributable to increases in payroll and benefit expenses of $6.5 million, increased amortization expense of $5.0 million, primarily related to the Magnus acquisition and increases in state and local taxes of $0.6 million. These increases were partially offset by a reduction in the value of the GLEI seller note payable of $7.0 million as well as decreases in other office expenses of $0.8 million, legal and professional fees of $0.5 million and technical and consulting fees of $0.4 million.

Operating income for the year ended December 31, 2015 was $23.0 million compared to $23.9 million for the year ended December 31, 2014. In addition to the increase in gross profit offset by higher general and administrative expenses described above, the Company recorded a $2.8 million goodwill impairment charge at the Terra reporting unit which further added to the decline in operating income. The decrease in operating income was slightly offset by gains from sales of underutilized assets for the year ended December 31, 2015.

Equity in loss of joint ventures for the year ended December 31, 2015 was $6.1 million compared to equity in earnings of joint ventures of $2.9 million for the year ended December 31, 2014. The Company incurred a $3.9 million loss related to the TerraSea joint venture and a $2.3 million loss related to the wind down of the Amboy joint venture during 2015. In comparison, 2014 was driven by a $15.1 million gain on sale of real estate owned jointly by our Amboy and Lower Main joint ventures, partially offset by a $10.2 million loss related to the TerraSea joint venture.

The Company’s net interest expense for 2015 totaled $24.4 million compared with $20.0 million in 2014. The increase is primarily due to interest expense associated with the additional senior notes issued in November 2014 and the senior secured term loan facility (“Term Loan Facility”). These expenses were slightly offset by lower interest expense related to the Company’s revolving credit facility during the year ended December 31, 2015.

Income tax benefit in 2015 was $2.5 million compared to $11.5 million in 2014. This $9.0 million change is attributable to a tax benefit related to liquidation of a domestic subsidiary which allowed the Company to claim a worthless stock deduction on its federal income tax return in the prior year. The Company utilized part of the benefit to offset income in 2014 and will carry forward the remainder as a net operating loss to offset future income. Accordingly, this benefit is characterized as a component of our continuing operations.

For the year ended December 31, 2015, net loss from continuing operations was $6.2 million compared to net income from continuing operations of $20.7 million for the year ended December 31, 2014. The decrease in net income from continuing operations was attributable to the decrease in operating income, the losses incurred at the Company’s joint ventures and the income tax benefit in the prior year that did not repeat in the current year, as described above. Further, prior year income from continuing operations benefited from a $2.2 million noncash bargain purchase gain recognized during the year.

Adjusted EBITDA from continuing operations (as defined and reconciled on page 38) was $83.0 million and $77.1 million for the years ended December 31, 2015 and 2014, respectively. The increase of $5.9 million, or 7.7%, is largely attributable to higher depreciation and amortization expenses, increased interest expense and a lower tax benefit during 2015. The Company recorded $64.6 million of depreciation and amortization expense that is included as a component of operating income, but is excluded for the purposes of calculating Adjusted EBITDA from continuing operations. The depreciation and amortization expense recorded in 2014 was $50.1 million. These changes were slightly offset by the change in net loss from continuing operations, as described above.

Results by segment

Dredging

Dredging revenues for the year ended December 31, 2015 were $681.3 million a decrease of $16.4 million, or 2.4%, compared to $697.7 million for the year ended December 31, 2014. The decrease was attributable to lower foreign capital, maintenance and coastal protection revenues as compared to the prior year. These decreases were partially offset by higher domestic capital revenues, which included work on the Savannah Harbor deepening project, a coastal restoration project in Louisiana, and two LNG projects in Texas, and an increase in rivers & lakes revenues. Dredging revenues for the year ended December 31, 2015 also included a project to widen and deepen the Suez Canal, several projects in New York and New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy, large maintenance projects in Georgia, Texas and Louisiana as well as significant harbor work in Florida and North Carolina. Dredging revenue for the year ended December 31, 2014 was driven by a greater portion of work performed on the PortMiami deepening project, the Wheatstone LNG project in Western Australia, large coastal protection projects in North Carolina, South Carolina and Georgia and a greater amount of maintenance revenue earned on projects in New York as compared to the current year.

Dredging segment gross profit in 2015 increased 23.7% to $111.7 million from $90.3 million in 2014, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 16.4% in 2015, an increase from 12.9% in 2014. The increase in dredging segment gross profit was driven by strong contract margins, particularly on our Suez Canal project and domestic coastal protection work, and higher absorption of fixed costs due to improved utilization of our fleet, leading to strong margins on projects in the dredging segment. In comparison, dredging segment gross profit in 2014 was driven by completion of the Wheatstone LNG dredging project in Australia, which finished with strong contract margin commensurate with such a large and complex energy project. The strong margins on the Wheatstone LNG project in the second half of 2014 offset the negative margin impacts from our idle Middle East fleet during the first half of 2014.

Dredging segment operating income for 2015 increased 54.1% to $64.1 million, from $41.6 million in 2014 as a result of the strong margins, particularly on our Suez Canal project and domestic coastal protection work, as described above. Further, dredging segment operating income benefited from gains from sales of underutilized assets during the current year as compared to a loss on the sales of assets in the prior year.

Environmental & infrastructure

The environmental & infrastructure segment recorded revenues in 2015 of $181.7 million, a $67.3 million, or 58.8%, increase from $114.4 million in 2014. The increase is attributable to revenue earned by GLEI which did not become part of the Company until the fourth quarter of 2014. Environmental & infrastructure revenue included work on a mine project in Washington as well as a geotechnical slurry wall construction project in California. This increase was partially offset by the completion of a remediation project in Michigan that had been part of the Company’s environmental & infrastructure business in 2014 that did not continue during the current year.

The environmental & infrastructure segment experienced negative gross profit of $15.8 million for year ended December 31, 2015, down $18.0 million from gross profit of $2.2 million in the year ended December 31, 2014, with a negative gross profit margin of 8.7% and gross profit margin of 1.9%, respectively. During the year ended December 31, 2015, the environmental & infrastructure segment experienced losses and delays on several projects, with one project accounting for $6.9 million of the losses. A decline in the amount of work executed and increased operating overhead costs, including $6.5 million of increased labor and benefits costs due to the inclusion of GLEI for the full year, also negatively impacted the gross profit margin as compared to the prior year.

Environmental & infrastructure segment operating loss was $41.1 million for 2015, compared to $17.8 million in 2014. This operating loss was mostly attributable to the lower segment gross profit described above and additional amortization expense of $5.0 million, primarily related to the Magnus acquisition. These negative impacts on operating income were partially offset by a reduction in the value of the GLEI seller note payable of $7.0 million.

Bidding Activity and Backlog

The following table sets forth, by segment and type of dredging work, the Company’s backlog as of the dates indicated (in thousands):

	December 31,	December 31,	December 31,
Backlog	2016	2015	2014
Dredging:
Capital - U.S.	$234,575	$411,506	$135,801
Capital - foreign	22,025	1,750	131,489
Coastal protection	109,871	118,858	211,101
Maintenance	56,929	77,995	25,108
Rivers & lakes	44,298	67,589	90,708
Dredging Backlog	467,698	677,698	594,207
Environmental & infrastructure	37,645	73,349	75,349	*
Total Backlog	$505,343	$751,047	$669,556

*	December 31, 2014 environmental & infrastructure backlog includes backlog acquired by the Company on November 4, 2014 in connection with the Magnus Pacific Corporation acquisition.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 58% of the Company’s 2016 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

Approximately 100% of the Company’s backlog at December 31, 2016 is expected to be completed and converted to revenue in 2017.

Dredging

The 2016 domestic dredging bid market totaled $971.6 million, a 24.5% decrease from the 2015 domestic dredging bid market of $1,286.2 million. The 2016 bid market decrease from the prior year is primarily due to a smaller number of large projects being let for bid. The 2016 domestic bid market included coastal protection projects in Virginia, North Carolina, New York and New Jersey, coastal restoration projects in Louisiana and Texas and maintenance projects in Louisiana and Washington. In comparison, the 2015 domestic bid market included the Savannah Harbor deepening project, a deepening project on the Delaware River, a coastal protection project in New Jersey, an LNG project in Texas and two coastal restoration projects in Louisiana. The Company won 29% of the overall 2016 domestic bid market, down from its 57% win rate of the overall 2015 domestic bid market and the Company’s prior three-year average win rate of 49%. One of our competitors was awarded the two largest projects let for bid in 2016 which drove our lower bid market win rate during the current year. Variability in contract wins from period to period is not unusual. The Company believes trends in its win rate over the prior three year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2016 contracted dredging backlog was $467.7 million. This represents a decrease of $210.0 million, or 31.0%, over the Company’s December 31, 2015 dredging backlog of $677.7 million. These amounts do not reflect approximately $24.6 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2015, the amount of domestic low bids pending award was $82.8 million. Backlog at December 31, 2016 includes two coastal restoration projects in Louisiana totaling approximately $110 million as well as approximately $53 million for the Savannah Harbor deepening project which were awarded in the prior year and two coastal protection projects totaling approximately $71 million which were awarded in 2016.

The Company won 22%, or $27.2 million, of the domestic capital dredging projects awarded in 2016, a significant decrease from 94%, or $501.4 million, in the prior year. During 2016, the Company was awarded a coastal restoration project in Louisiana which will continue into 2017. In comparison, the awards during the prior year included the Savannah Harbor deepening project and a deepening project on the Delaware River, along with a large LNG project in Texas and two coastal restoration projects in Louisiana, most of which will continue into 2017. Domestic capital dredging work made up $234.6 million, or 50%, of the Company’s December 31, 2016 contracted dredging backlog. Domestic capital dredging backlog at December 31, 2016 was $176.9 million lower than the prior year. The Company expects about 66% of its domestic capital backlog at December 31, 2016 to be performed in 2017. Subsequent to year-end, the Company was awarded an $88 million coastal restoration project in the Gulf of Mexico that will contribute to backlog in 2017. The Company is encouraged by the new administration's focus on repairing and rebuilding America's infrastructure, including our nation's ports and waterways. The Panama Canal expansion was completed during the second quarter of 2016, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-Panamax vessels. The Company anticipates that Jacksonville will likely be the next port that issues a request for proposals to perform deepening operations, potentially early in the second quarter of 2017. Further, Charleston and Port Everglades continue to look promising to potentially commence their port deepening projects in 2018. In April 2016, the federal court in New Orleans approved the October 2015 settlement, of approximately $20 billion, between the United States, the five Gulf States and BP for damages from the Deepwater Horizon oil spill. Louisiana will receive a minimum of $6.8 billion for claims related to natural resource damages under the Oil Pollution Act, Clean Water Act civil penalties, and the State’s various economic claims. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid.

Foreign capital dredging backlog increased to $22.0 million at December 31, 2016 from $1.8 million at the end of 2015. During 2016, the Company was awarded two land reclamation and development projects in the Middle East and a port project in Brazil. The Company expects about 100% of its foreign capital backlog at December 31, 2016 to be performed in 2017. Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism all of which are expected to add nearly 400 viable dredging projects over the next six years. Besides the Middle East, the Company is working on projects and continues to pursue ancillary work in South America where we have positioned a clamshell dredge and operate as a reputable regional provider. The Company expects the additional opportunities globally to provide a continued source of future international dredging revenue.

The Company won 39%, or $163.6 million, of the coastal protection projects awarded in 2016, an increase from 25%, or $67.4 million, in the prior year. Coastal protection projects awarded during 2016 included large projects in Virginia and North Carolina as well as two projects in Florida and three Superstorm Sandy appropriated projects in New Jersey and New York. The Company has contracted dredging backlog related to coastal protection of $109.9 million at December 31, 2016 compared to $118.9 million at the end of 2015. The decrease in backlog at December 31, 2015 is due to revenue earned in 2016 on projects in backlog at December 31, 2015. The Company expects about 100% of its coastal protection backlog at December 31, 2016 to be performed in 2017. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to extend through 2017. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms.

The Company won 23%, or $68.0 million, of the maintenance dredging projects awarded in 2016 compared to 37%, or $165.3 million, in 2015. During the year ended December 31, 2016, the Company was awarded and completed a maintenance project in Louisiana. Projects in Maryland, Massachusetts and Delaware were also awarded during the year with work expected to start in 2017. In comparison, awards in the prior year included harbor projects in Maryland, Florida and Texas totaling approximately $86 million. The Company’s contracted maintenance dredging backlog at December 31, 2016 of $56.9 million is $21.1 million lower than the backlog of $78.0 million at December 31, 2015. The Company expects about 100% of its maintenance dredging backlog at December

31, 2016 to be performed in 2017. Although Congress has been unable to pass a budget bill for fiscal year 2017, the House and the Senate passed the water resources development bill, rebranded as the Water Infrastructure Improvements for the Nation Act (“WIIN”) during the fourth quarter of 2016. WIIN emphasizes previous Water Resources Reform and Development Act (“WRRDA”) language which calls for full use of Harbor Maintenance Trust Fund (“HMTF”) for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WIIN ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by 3 percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2017 and beyond.

The Company won 16%, or $21.7 million, of the rivers & lakes projects in the markets where the group operates, compared to 11%, or $4.2 million, in 2015. Rivers & lakes awards during the year include projects in New Jersey, Mississippi and Florida which will continue into 2017. The Company has contracted dredging backlog related to rivers & lakes of $44.3 million at December 31, 2016 which is $23.3 million lower than the backlog of $67.6 million at December 31, 2015. The decrease at December 31, 2016 is the result of the Company continuing to earn revenue on its reservoir project in Kansas and large lake project in Illinois during 2016. The Company expects about 86% of its rivers & lakes backlog at December 31, 2016 to be performed in 2017. The Corps’ work plan for fiscal year 2017 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream, in addition to planned levee repair along the Mississippi River. Additionally, the Company’s rivers & lakes dredges are well suited for marsh projects in Louisiana that are expected to be let to bid through the Coastal Protection and Restoration Authority over the next year.

Environmental & infrastructure

Environmental & infrastructure segment backlog was $37.6 million and $73.3 million at December 31, 2016 and 2015, respectively, a decrease of $35.7 million year over year. The decrease was driven by revenue earned on a large mine project in Washington, a remediation project in Indiana and a geotechnical project in California which were in backlog at December 31, 2015 that were not replaced during the current year. During the year ended December 31, 2016, the Company was awarded four remediation projects, five geotechnical projects and an underground infrastructure project. The Company expects about 100% of its environmental & infrastructure backlog at December 31, 2016 to be performed in 2017. As part of the environmental & infrastructure segment’s initiatives, the Company will focus on geographical expansion in the geotechnical services business. The Company anticipates an increase in levee work in 2017 due to the recent flooding in the Northwest. Further, the Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the EPA’s rule to the regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities, borrowings under the Company’s revolving credit facility and proceeds from issuances of long term debt. See Note 8 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, including the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), and provide working capital and other general corporate purposes.

The Company’s net cash provided by operating activities of continuing operations for the years ended December 31, 2016, 2015 and 2014 totaled $38.7 million, $29.1 million and $67.2 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The change in net cash provided by operating activities of continuing operations in the current year was driven by the lower investment in working capital, specifically related to the final billings and collections on large projects completed late in 2015 but collected during the current year. Additionally, the Company recorded a reduction in the fair value of the GLEI earnout payment of $8.9 million to zero during 2016. The decrease during the year ended December 31, 2015 as compared to 2014 was driven by a decline in net income during 2015 and additional accounts receivable for projects completed late in 2015, resulting in an increase in working capital. Further in 2015, the Company recorded a reduction in the fair value of the GLEI seller note payable of $7.0 million to zero, in addition to reductions in interest and other contingent consideration. Further contributing to the change between 2015 and 2014, net cash provided by operating activities of continuing operations for the year ended December 31, 2014 included a $20.0 million distribution from a joint venture.

The Company’s net cash flows used in investing activities of continuing operations for the years ended December 31, 2016, 2015 and 2014 totaled $72.6 million, $73.1 million and $122.0 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. For the years ended December 31, 2016, 2015 and 2014, the Company spent $53.9 million, $34.5 million and $44.3 million, respectively, on the construction of the ATB. For the year ended December 31, 2016, the Company received $18.3 million in proceeds from the sale of underutilized equipment and the sale of assets associated with certain service lines of the environmental & infrastructure segment compared to $1.3 million in proceeds in

2015. Further, in connection with the termination of Company’s former revolving credit, the Company was required to issue cash collateral of $7.0 million related to two letters of credit. During the year ended December 31, 2014, the Company acquired Magnus Pacific Corporation for which the Company paid $25 million at closing.

The Company’s net cash flows provided by financing activities of continuing operations for the years ended December 31, 2016, 2015 and 2014 totaled $30.8 million, $15.9 million and $35.1 million, respectively. The changes in net cash flows provided by financing activities are primarily due to net borrowings on the Company’s revolving credit facility. Net borrowings were $84.1 million, $20.0 million and ($35.0) million for the years ended December 31, 2016, 2015 and 2014, respectively. During 2014, cash provided by financing activities was impacted by the Company’s Term Loan Facility of $47.7 million as well as the issuance of an additional $25 million of the Company’s 7.375% senior notes.

Credit agreement

On December 30, 2016, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Dredge & Dock Environmental, Inc., Great Lakes Environmental & Infrastructure Solutions, LLC and Great Lakes Environmental & Infrastructure, LLC (collectively, the “Credit Parties”) entered into a revolving credit and security agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent, PNC Capital Markets, The PrivateBank and Trust Company, Suntrust Robinson Humphrey, Inc., Capital One, National Association and Bank of America, N.A., as Joint Lead Arrangers and Joint Bookrunners, Texas Capital Bank, National Association, as Syndication Agent and Woodforest National Bank, as Documentation Agent. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior secured revolving credit facility in an aggregate principal amount of up to $250 million, subfacilities for the issuance of standby letters of credit up to a $250 million sublimit and swingline loans up to a $25 million sublimit. The maximum borrowing capacity under the Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination.   The Credit Agreement also includes an increase option that will allow the Company to increase the senior secured revolving credit facility by an aggregate principal amount of up to $100 million. This increase is subject to lenders providing incremental commitments for such increase, the Credit Parties having adequate borrowing capacity and provided that no default or event of default exists both before and after giving effect to such incremental commitment increase.

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00.  The Credit Parties are also restricted in the amount of capital expenditures they may make in each of the next three fiscal years.  The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Credit Agreement matures on December 30, 2019; provided that the maturity date shall be accelerated to November 3, 2018 if the Company fails to refinance its unsecured senior notes that mature February 1, 2019.  The refinanced notes must have a maturity on or after March 31, 2020.

The obligations under the Credit Agreement are secured by substantially all of the assets of the Credit Parties. The outstanding obligations thereunder shall be secured by a valid first priority perfected lien on substantially all of the vessels of the Credit Parties and a valid perfected lien on all domestic accounts receivable and substantially all other assets of the Credit Parties, subject to the permitted liens and interests of other parties (including the Company’s surety bonding providers).

Interest on the senior secured revolving credit facility of the Credit Agreement is equal to either a Base Rate option or LIBOR option, at the Company’s election. The Base Rate option is (1) the base commercial lending rate of PNC Bank, National Association, as publically announced plus (2)(a) an interest margin of 2.0%  or (b) after the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Credit Agreement (commencing with the fiscal quarter ending December 31, 2017, the “Adjustment Date”), an interest margin ranging between 1.5% and 2.0% depending on the quarterly average undrawn availability on the senior secured revolving credit facility.  The LIBOR option is the sum of (1) LIBOR and (2) (a) an interest margin of 3.0% or (b) after the Adjustment Date, an interest rate margin ranging between 2.5% to 3.0% per annum depending on the quarterly average undrawn availability on the senior secured revolving credit facility. The Credit Agreement is subject to an unused fee ranging from 0.25% to 0.375% per annum depending on the amount of average daily outstandings under the senior secured revolving credit facility.

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of December 31, 2016, the Company had $104.1 million of borrowings on the revolver and $63.3 million of letters of credit outstanding, resulting in $47.5 million of availability under the Credit Agreement.

Term loan facility

In conjunction with the Credit Agreement entered into on December 30, 2016, the Term Loan Facility was paid in full.

Surety agreements

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has a bonding agreement (the “Zurich Bonding Agreement”) with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich Bonding Agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At December 31, 2016, the Company had outstanding performance bonds valued at approximately $1,185.9 million of which $41.1 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $404.9 million.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure.

Senior notes

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

Other

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

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants required under the Credit Agreement, depends on its future operating performance and cash flows, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2016. Additional information related to these obligations can be found in Note 8 and Note 13 to the Company’s consolidated financial statements.

	Obligations coming due in year(s) ending:
			2018-	2021-	2024 and
	Total (1)	2017	2020	2023	beyond
Equipment notes payable (2)	$2.8	$1.4	$1.4	$—	$—
Senior notes (3)	337.6	20.3	317.3	—	—
Notes payable (4)	18.3	2.0	6.5	9.8	—
Unconditional purchase commitments (5)	25.1	25.1	—	—	—
Long term bank debt (6)	104.1	40.0	64.1	—	—
Operating lease commitments	73.8	23.4	35.8	14.6	—
Total	$561.7	$112.2	$425.1	$24.4	$—

(1)	Excluded from the above table are $0.2 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.
(2)	Represents principal and interest on nine capital equipment leases.
(3)	Includes cash interest payments calculated at stated fixed rate of 7.375%.
(4)	Represents the principal on one piece of vessel financing and all corresponding interest payments.
(5)	Includes payments for vessels being built to Company specifications and other contract related commitments.
(6)	Represents the Credit Agreement. At December 31, 2016, total outstanding on this facility was $104.1 million. Includes cash interest payments calculated at variable rates between 4.00% and 5.75%.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $63.3 million at December 31, 2016. The Company has granted liens on a substantial portion of its owned operating equipment as security for borrowings under its Credit Agreement and other indebtedness.

The Company finances certain key vessels, office space, and other equipment used in its operations with off-balance sheet operating lease arrangements with unrelated lessors, requiring annual rentals of $23.4 million in 2017 which will decline to $2.1 million over the next seven years subject to future lease arrangements. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

At December 31, 2016, the Company had outstanding performance bonds with a notional amount of $1,185.9 million of which $41.1 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled $404.9 million. In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project.

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

A significant portion of the Company’s current dredging operations are conducted outside of the U.S., primarily in the Middle East and Brazil. It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company’s foreign dredging work is in the Middle East. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar; therefore, there is no foreign currency exposure on these transactions. Additionally, on contracts in Brazil denominated in Brazilian real, the Company utilizes the currency received for local expenses to minimize foreign currency exposure. At December 31, 2016, the Company had no foreign exchange forward contracts outstanding.

At December 31, 2016, the Company had long-term senior notes outstanding with a recorded face value of $275.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 7.375%, was $272.3 million at December 31, 2016 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2016 the fair value of this fixed rate debt would have increased to $277.2 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 11% of the Company’s costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company’s 2017 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2016. At December 31, 2016 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements through December 2017. As of December 31, 2016, there were 7.6 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.25 to $1.69 per gallon. At December 31, 2016, the fair value asset on these contracts was estimated to be $2.3 million, based on quoted market prices and is recorded in other current assets. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 28, 2017, are set forth on pages 58 to 96 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2016 and 2015. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2016
Contract revenues	$163.1	$192.2	$198.9	$213.4
Costs of contract revenues	(143.1)	(167.9)	(178.8)	(191.3)
Gross profit	20.0	24.3	20.0	22.1
General and administrative expenses	(20.1)	(19.8)	(7.2)	(18.5)
Loss on sale of assets — net	—	(0.7)	—	(5.5)
Operating income (loss)	(0.1)	3.8	12.9	(1.9)
Interest expense — net	(5.7)	(5.9)	(4.8)	(6.5)
Equity in earnings (loss) of joint ventures	(0.1)	0.1	—	(2.4)
Other expense	(0.8)	(0.5)	(0.6)	(1.5)
Income (loss) before income taxes	(6.7)	(2.5)	7.4	(12.2)
Income tax (provision) benefit	2.7	0.8	(2.9)	5.2
Net income (loss)	$(4.0)	$(1.7)	$4.6	$(7.0)

Basic earnings (loss) per share	$(0.07)	$(0.03)	$0.07	$(0.11)
Basic weighted average shares	60.5	60.7	60.8	60.9

Diluted earnings (loss) per share	$(0.07)	$(0.03)	$0.07	$(0.11)
Diluted weighted average shares	60.5	60.7	61.5	60.9

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2015
Contract revenues	$174.6	$238.9	$220.8	$222.6
Costs of contract revenues	(163.9)	(206.6)	(196.7)	(193.8)
Gross profit	10.7	32.3	24.1	28.8
General and administrative expenses	(18.0)	(15.5)	(15.3)	(22.3)
Impairment of goodwill	—	(2.8)	—	—
Gain on sale of assets — net	—	—	0.9	—
Operating income (loss)	(7.3)	14.0	9.7	6.5
Interest expense — net	(5.6)	(5.6)	(7.3)	(5.9)
Equity in loss of joint ventures	(1.1)	(2.6)	(2.1)	(0.3)
Other income (expense)	(0.4)	(0.6)	0.7	(0.9)
Income (loss) before income taxes	(14.4)	5.2	1.0	(0.6)
Income tax (provision) benefit	6.0	(2.5)	(0.7)	(0.3)
Net income (loss)	$(8.4)	$2.7	$0.3	$(0.9)

Basic earnings (loss) per share	$(0.14)	$0.05	$—	$(0.01)
Basic weighted average shares	60.3	60.5	60.5	60.4

Diluted earnings (loss) per share	$(0.14)	$0.05	$—	$(0.01)
Diluted weighted average shares	60.3	60.9	60.8	60.7

Note: Items may not sum due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2016.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer has concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2016. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c)	Management’s annual report on internal control over financial reporting

The management of Great Lakes Dredge & Dock Corporation, including its Interim Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

The phrase internal control over financial reporting refers to the process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer, and overseen by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our independent registered public accounting firm, Deloitte & Touche LLP, who audited Great Lakes’ consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on Great Lakes’ internal control over financial reporting, which is included herein.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

/s/ Mark W. Marinko
Mark W. Marinko
Interim Chief Executive Officer and Senior Vice President, Chief Financial Officer

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control bases on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of, and for, the year ended December 31, 2016, of the Company. Our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2017

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board of Directors and Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables” and “Compensation Discussion and Analysis” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board of Directors and Corporate Governance” and “Change of Control of the Company” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are set forth on pages 58 to 96 of this Report and are incorporated by reference in Item 8 of this Report.

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

Item 16.	Form 10-K Summary

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all materially respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2017

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(in thousands, except per share amounts)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,167	$14,184
Accounts receivable—net	88,091	130,777
Contract revenues in excess of billings	95,012	81,195
Inventories	37,137	35,963
Prepaid expenses	12,407	7,924
Other current assets	63,412	59,690
Total current assets	307,226	329,733

PROPERTY AND EQUIPMENT—Net	413,008	430,210
GOODWILL	83,576	83,576
OTHER INTANGIBLE ASSETS — Net	1,499	2,428
INVENTORIES—Noncurrent	52,602	41,646
INVESTMENTS IN JOINT VENTURES	4,734	3,761
ASSETS HELD FOR SALE— Noncurrent	9,299	—
OTHER	21,644	6,770
TOTAL	$893,588	$898,124

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,185	$118,846
Accrued expenses	69,043	72,277
Billings in excess of contract revenues	5,141	7,061
Current portion of long term debt	2,465	7,506
Total current liabilities	179,834	205,690

7 3/8% SENIOR NOTES	272,998	271,998
REVOLVING CREDIT FACILITY	104,111	20,000
NOTES PAYABLE	13,293	53,792
DEFERRED INCOME TAXES	68,449	74,006
OTHER	7,013	20,465
Total liabilities	645,698	645,951

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 61,240 and 60,709 shares issued; 60,962 and 60,431 outstanding at December 31, 2016 and December 31, 2015, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	286,303	283,247
Accumulated deficit	(35,841)	(27,664)
Accumulated other comprehensive loss	(1,145)	(1,983)
Total equity	247,890	252,173
TOTAL	$893,588	$898,124

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except per share amounts)

	2016	2015	2014

CONTRACT REVENUES	$767,585	$856,878	$806,831
COSTS OF CONTRACT REVENUES	681,197	760,955	714,335
GROSS PROFIT	86,388	95,923	92,496

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	65,533	71,069	67,911
IMPAIRMENT OF GOODWILL	—	2,750	—
(GAIN) LOSS ON SALE OF ASSETS—Net	6,175	(855)	732
Total operating income	14,680	22,959	23,853

OTHER EXPENSE:
Interest expense—net	(22,907)	(24,365)	(19,967)
Equity in earnings (loss) of joint ventures	(2,365)	(6,051)	2,895
Gain on bargain purchase acquisition	—	—	2,197
Other income (expense)	(3,377)	(1,229)	210
Total other expense	(28,649)	(31,645)	(14,665)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,969)	(8,686)	9,188
INCOME TAX BENEFIT	5,792	2,497	11,530

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,177)	(6,189)	20,718
Loss from discontinued operations, net of income taxes	—	—	(10,423)

NET INCOME (LOSS)	$(8,177)	$(6,189)	$10,295

Basic earnings (loss) per share attributable to income from continuing operations	$(0.13)	$(0.10)	$0.35
Basic loss per share attributable to loss on discontinued operations, net of income taxes	—	—	(0.17)
Basic earnings (loss) per share	$(0.13)	$(0.10)	$0.18
Basic weighted average shares	60,744	60,410	59,938

Diluted earnings (loss) per share attributable to income from continuing operations	$(0.13)	$(0.10)	$0.34
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	—	—	(0.17)
Diluted earnings (loss) per share	$(0.13)	$(0.10)	$0.17
Diluted weighted average shares	60,744	60,410	60,522

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014
Net income (loss)	$(8,177)	$(6,189)	$10,295
Currency translation adjustment—net of tax (1)	508	(1,249)	(62)
Net unrealized (gain) loss on derivatives—net of tax (2)	330	—	(199)
Other comprehensive income (loss)—net of tax	838	(1,249)	(261)
Comprehensive income (loss)	$(7,339)	$(7,438)	$10,034

(1)	Net of income tax (provision) benefit of $(338), $827 and $41 for the years ended December 31, 2016, 2015 and 2014, respectively.
(2)	Net of income tax (provision) benefit of $216 and $(132) for the years ended December 31, 2016 and 2014, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Interest	Total
BALANCE—January 1, 2014	59,670	$6	—	—	$275,183	$(31,770)	$(473)	$(845)	$242,101

Share-based compensation	118	—	—	—	2,694	—	—	—	2,694
Vesting of restricted stock units, including impact of shares withheld for taxes	111	—	—	—	(497)	—	—	—	(497)
Exercise of stock options and purchases from employee stock plans	271	—	—	—	1,568	—	—	—	1,568
Excess income tax benefit from share-based compensation	—	—	—	—	206	—	—	—	206
Purchase of noncontrolling interests	—	—	—	—	(988)	—	—	845	(143)
Net income	—	—	—	—	—	10,295	—	—	10,295
Other comprehensive loss—net of tax	—	—	—	—	—	—	(261)	—	(261)
BALANCE—December 31, 2014	60,170	$6	—	$—	$278,166	$(21,475)	$(734)	$—	$255,963

Share-based compensation	154	—	—	—	4,040	—	—	—	4,040
Vesting of restricted stock units, including impact of shares withheld for taxes	115	—	—	—	(267)	—	—	—	(267)
Exercise of stock options and purchases from employee stock purchase plan	270	—	—	—	1,365	—	—	—	1,365
Excess income tax benefit from share-based compensation	—	—	—	—	(57)	—	—	—	(57)
Purchase of treasury stock	—	—	(278)	(1,433)	—	—	—	—	(1,433)
Net loss	—	—	—	—	—	(6,189)	—	—	(6,189)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(1,249)	—	(1,249)
BALANCE—December 31, 2015	60,709	$6	(278)	(1,433)	$283,247	$(27,664)	$(1,983)	$—	$252,173

Share-based compensation	148	—	—	—	2,455	—	—	—	2,455
Vesting of restricted stock units, including impact of shares withheld for taxes	74	—	—	—	(171)	—	—	—	(171)
Exercise of stock options and purchases from employee stock purchase plan	309	—	—	—	905	—	—	—	905
Excess income tax benefit from share-based compensation	—	—	—	—	(133)	—	—	—	(133)
Net loss	—	—	—	—	—	(8,177)	—	—	(8,177)
Other comprehensive income—net of tax	—	—	—	—	—	—	838	—	838
BALANCE—December 31, 2016	61,240	$6	(278)	$(1,433)	$286,303	$(35,841)	$(1,145)	$—	$247,890

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(8,177)	$(6,189)	$10,295
Loss from discontinued operations, net of income taxes	—	—	(10,423)
Income (loss) from continuing operations	(8,177)	(6,189)	20,718
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	63,023	64,585	50,129
Equity in (earnings) loss of joint ventures	(4,494)	771	(2,895)
Cash distributions from joint ventures	5,129	8,384	19,955
Deferred income taxes	(6,109)	(2,689)	(14,504)
(Gain) loss on dispositions of property and equipment	6,175	(855)	732
Impairment of goodwill	—	2,750	—
Gain on adjustment of contingent consideration	(8,940)	(8,444)	(1,086)
Amortization of deferred financing fees	2,922	2,766	1,453
Gain on bargain purchase acquisition	—	—	(2,197)
Unrealized foreign currency (gain) loss	477	(1,054)	593
Unrealized net (gain) loss from mark-to-market valuations of derivatives	(6,135)	1,359	3,029
Share-based compensation expense	2,455	4,040	2,694
Excess income tax benefit from share-based compensation	133	57	(206)
Changes in assets and liabilities:
Accounts receivable	41,274	(20,190)	11,012
Contract revenues in excess of billings	(13,554)	48	(5,677)
Inventories	(6,239)	(6,612)	120
Prepaid expenses and other current assets	(5,310)	(9,730)	1,780
Accounts payable and accrued expenses	(17,762)	306	(14,113)
Billings in excess of contract revenues	(2,002)	2,325	(2,624)
Other noncurrent assets and liabilities	(4,196)	(2,506)	(1,759)
Net cash flows provided by operating activities of continuing operations	38,670	29,122	67,154
Net cash flows used in operating activities of discontinued operations	—	—	(18,352)
Cash provided by operating activities	38,670	29,122	48,802

INVESTING ACTIVITIES:
Purchases of property and equipment	(83,798)	(74,455)	(91,910)
Proceeds from dispositions of property and equipment	18,257	1,322	68
Changes in restricted cash	(7,035)	—	—
Payments on vendor performance obligations (Note 13)	—	—	(3,100)
Payments for acquisitions of businesses, net of cash acquired	—	—	(27,048)
Net cash flows used in investing activities of continuing operations	(72,576)	(73,133)	(121,990)
Net cash flows provided by investing activities of discontinued operations	—	—	5,275
Cash used in investing activities	(72,576)	(73,133)	(116,715)

	2016	2015	2014
FINANCING ACTIVITIES:
Proceeds from term loan facility	—	2,640	47,360
Repayments of term loan facility	(44,582)	(5,000)	(417)
Proceeds from issuance of 7 3/8% senior notes	—	—	24,880
Deferred financing fees	(6,817)	(111)	(2,532)
Repayment of long term note payable	(1,079)	(443)	—
Taxes paid on settlement of vested share awards	(171)	(267)	(497)
Purchase of noncontrolling interest	—	—	(205)
Proceeds from equipment debt	—	410	—
Repayments of equipment debt	(1,424)	(1,201)	(235)
Exercise of stock options and purchases from employee stock plans	905	1,365	1,568
Excess income tax benefit from share-based compensation	(133)	(57)	206
Purchase of treasury stock	—	(1,433)	—
Borrowings under revolving loans	288,611	179,500	236,500
Repayments of revolving loans	(204,500)	(159,500)	(271,500)
Cash provided by financing activities	30,810	15,903	35,128
Effect of foreign currency exchange rates on cash and cash equivalents	79	(97)	(164)
Net decrease in cash and cash equivalents	(3,017)	(28,205)	(32,949)
Cash and cash equivalents at beginning of period	14,184	42,389	75,338
Cash and cash equivalents at end of period	$11,167	$14,184	$42,389

Supplemental Cash Flow Information
Cash paid for interest	$26,563	$25,391	$18,901
Cash paid (refunded) for income taxes	$200	$586	$(10,544)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$8,795	$7,380	$10,316
Property and equipment purchased on capital leases and equipment notes	$—	$2,190	$3,665
Property & equipment purchased on notes payable	$—	$15,569	$—
Purchase price of Magnus assets comprised of promissory notes and other liabilities	$—	$—	$16,210

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2016 AND 2015 AND FOR THE

YEARS ENDED December 31, 2016, 2015 AND 2014

(In thousands, except per share amounts or as otherwise noted)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) are in the business of marine construction, primarily dredging, and  soil, water and sediment environmental and remediation services. The Company’s primary dredging customers are domestic and foreign government agencies, as well as private entities, and its environmental and remediation customers are general contractors, corporations, environmental engineering and construction firms that commission projects and local government and municipal agencies.

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

Revenue and Cost Recognition on Contracts—Substantially all of the Company’s contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. The majority of the Company’s environmental & infrastructure contracts, previously referred to as environmental & remediation, are also fixed-price contracts, with others performed on a time-and-materials basis. Contract revenues are recognized under the percentage-of-completion method based on the Company’s engineering estimates of the physical percentage completed for dredging projects and based on costs incurred to date compared to total estimated costs for fixed-price environmental & infrastructure projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion. For environmental & infrastructure contracts, contract revenues are adjusted to reflect the estimated gross profit percentage. Revisions in estimated gross profit percentages are recorded in the period during which the change in circumstances is experienced or becomes known. As the duration of most of the Company’s contracts is one year or less, the cumulative net impact of these revisions in estimates, individually and in the aggregate across our projects, does not significantly affect our results across annual reporting periods. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Change orders are not recognized in revenue until the recovery is probable and collectability is reasonably assured. Claims for additional compensation due to the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Modifications may be negotiated when a change from the original contract specification is encountered, and a change in project scope, performance methodology and/or material disposal is necessary. Thus, the resulting modification is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Project costs, excluding labor, have averaged approximately 21% of total costs of contract revenues over the prior three years. Hourly labor generally is hired on a project-by-project basis. Much of our domestic dredging hourly labor force is represented by labor unions with collective bargaining agreements that expire at various dates during 2018, which historically have been extended without disruption. The environmental & infrastructure segment’s hourly labor force is made up of union and non-union employees.

During the year, both dredging equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to dredging revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual dredging revenues earned to date on the Company’s dredging contracts to expected annual revenues and recognizes dredging equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year. As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual equipment costs incurred in that interim period.

For some environmental & infrastructure contracts, the Company has entered into unincorporated construction joint ventures under which certain portions of a larger project are performed. These investments are accounted for under the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting. The Company’s interests in any profits and assets and proportionate share in any losses and liabilities are recognized based on the Company’s stated percentage partnership interest in the project. For projects related to proportionately consolidated joint ventures, we include only the Company’s percentage ownership of each joint venture's backlog.

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

Inventories—Inventories consist of pipe and spare parts used in the Company’s dredging operations. Pipe and spare parts are purchased in large quantities; therefore, a certain amount of pipe and spare part inventories is not anticipated to be used within the current year and is classified as long-term. Spare part inventories are stated at weighted average historical cost, and are charged to expense when used in operations.  Pipe inventory is recorded at cost and amortized to expense over the period of its use.

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

The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. The Company analyzes companies that performed similar services or are considered peers. Due to the fact that there are no public companies that are direct competitors, the Company weighs the results of this approach less than the income approach.

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments. The historical demolition business has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. The Company has determined that dredging, Terra Contracting Services, LLC (“Terra”) and Great Lakes Environmental & Infrastructure, LLC (“GLEI”), previously referred to as Magnus Pacific, LLC, are the Company’s three reporting units.

Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. No triggering events were identified in 2016 or 2015. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

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

Recent Accounting Pronouncements—In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-18 (“ASU 2016-18”), Statement of Cashflows (Topic 230): Restricted Cash. The amendments require that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore amounts generally described as restricted cash or restricted cash equivalents should be included with the cash and cash equivalents when reconciling the beginning-of-period and end-

of-period total amounts shown on the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017.  The Company is currently evaluating the impact of ASU 2016-18 on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standard Update No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments which amends FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments.  The guidance is effective for fiscal years beginning after December 15, 2017.  The Company is currently evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company has evaluated the impact of ASU 2016-09 and does not believe it will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The Board issued this update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standard Update No. 2015-17 (“ASU 2015-17”), Income Taxes: Balance Sheet Classifications of Deferred Taxes (Topic 740) which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The update is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. As of December 31, 2015, the Company has elected to early adopt this ASU 2015-17 on a prospective basis and therefore, prior years were not retrospectively adjusted. See Note 10 for additional information.

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

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”) which supersedes the existing revenue recognition requirements. ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 has been deferred to be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be our first quarter of fiscal 2018. Early adoption is permitted in fiscal 2017. The Company currently expects to adopt ASC 606 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company’s evaluation of ASC 606 is ongoing and not complete. The Company is currently evaluating the overall impacts that ASC 606 will have on the methods currently used to measure progress toward completion which affect the timing of recognition of revenue, the changes necessitated on our financial systems, existing internal controls and processes to comply with the guidance. The FASB has issued and may issue in the future, interpretative guidance, which may cause the Company’s evaluation to change in future periods prior to adoption. In addition, the ongoing assessment may be impacted by implementation guidance specific to the construction industry. Accordingly, the Company is still evaluating the effect of the adoption of ASC 606 on its consolidated financial statements.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the years ended December 31, 2016 and 2015, the dilutive effect of 623 and 431 stock options (“NQSO”) and restricted stock units (“RSU”), respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the years ended December 31, 2016, 2015 and 2014 1,594, 1,179 and 540 NQSOs and RSUs, respectively, were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

The computations for basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 are as follows:

(shares in thousands)
	2016	2015	2014
Income (loss) from continuing operations	$(8,177)	$(6,189)	$20,718
Loss on discontinued operations, net of income taxes, attributable to Great Lakes Dredge & Dock Corporation	—	—	(10,423)
Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(8,177)	$(6,189)	$10,295

Weighted-average common shares outstanding — basic	60,744	60,410	59,938
Effect of stock options and restricted stock units	—	—	584

Weighted-average common shares outstanding — diluted	60,744	60,410	60,522

Earnings (loss) per share from continuing operations — basic	$(0.13)	$(0.10)	$0.35
Earnings (loss) per share from continuing operations — diluted	$(0.13)	$(0.10)	$0.34

3. RESTRICTED AND ESCROWED CASH

At December 31, 2016, the Company had restricted cash of $10,777, of which $8,535 was included in other noncurrent assets and $2,242 was included in other current assets. Restricted cash included in other noncurrent assets relates to $7,035 of cash collateral issued for two letters of credit in connection with the termination of the Company’s former revolving credit agreement and $1,500 relates to cash held in escrow as security for the Company’s lease rental obligation under a long-term equipment operating lease. Restricted cash included in other current assets relates to cash held in escrow related to an outstanding lawsuit at our historical demolition business.

At December 31, 2015, the Company had restricted cash of $3,742 of which $1,500 was included in other noncurrent assets and $2,242 was included in other current assets. Restricted cash included in other noncurrent assets relates to cash held in escrow as security for the Company’s lease rental obligation under a long-term equipment operating lease. Restricted cash included in other current assets relates to cash held in escrow related to an outstanding lawsuit at our historical demolition business.

4. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable at December 31, 2016 and 2015 are as follows:

	2016	2015
Completed contracts	$18,727	$37,111
Contracts in progress	53,137	70,787
Retainage	21,399	27,203
	93,263	135,101
Allowance for doubtful accounts	(747)	(754)

Total accounts receivable—net	$92,516	$134,347

Current portion of accounts receivable—net	$88,091	$130,777
Long-term accounts receivable and retainage	4,425	3,570
Total accounts receivable—net	$92,516	$134,347

The components of contracts in progress at December 31, 2016 and 2015 are as follows:

	2016	2015
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$587,371	$230,159
Amounts billed	(511,548)	(176,283)
Costs and earnings in excess of billings for contracts in progress	75,823	53,876

Costs and earnings in excess of billings for completed contracts	19,189	27,319

Total contract revenues in excess of billings	$95,012	$81,195

Billings in excess of costs and earnings:
Amounts billed	$(268,754)	$(207,550)
Costs and earnings for contracts in progress	263,613	200,489

Total billings in excess of contract revenues	$(5,141)	$(7,061)

The Company has $17,910 included in costs in excess of billings that are dependent upon the sale of environmental credits earned for a wetland mitigation project. The sale of these credits is subject to market factors that could cause the amount of expected revenue to be higher or lower than currently estimated. If the amount of proceeds received from the sale of the environmental credits is lower than our expectations, we could sustain a loss of part or all of costs incurred related to this project. Additionally, the timing of realization may be impacted by the timing of a delay in the sale of these environmental credits, requiring a longer period required to recover our investment.

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2016 and 2015 are as follows:

	2016	2015
Land	$9,992	$9,864
Buildings and improvements	5,133	5,896
Furniture and fixtures	11,998	10,587
Operating equipment	788,989	783,732

Total property and equipment	816,112	810,079

Accumulated depreciation	(403,104)	(379,869)

Property and equipment — net	$413,008	$430,210

Operating equipment of $9,299 was classified as held for sale, excluded from property and equipment, as of December 31, 2016. A $2,744 loss was recorded to (gain) loss on sale of assets—net for held for sale assets reclassified from property and equipment representing the fair value less cost to sell.

Depreciation expense was $61,694, $58,050 and $48,569, for the years ended December 31, 2016, 2015 and 2014, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s annual goodwill impairment test is conducted in the third quarter of each year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of goodwill below its carrying value. The Company performed its annual goodwill impairment test as of July 1, 2016 with no indication of impairment.  As of the test date, the fair value of the remaining reporting units was in excess of their carrying values.  The Company will perform its next scheduled annual test of goodwill in the third quarter of 2017 should no triggering events occur which would require a test prior to the next annual test.

During 2015, due to a decline in the overall financial performance and declining cash flows in the Terra reporting unit, the Company concluded there was a triggering event that required an interim goodwill impairment test for the reporting unit.  The Company performed step one of the goodwill impairment test as of June 30, 2015, which compared the fair value of the Terra reporting unit against its carrying amount, including goodwill. In deriving the fair value of the Terra reporting unit, the Company used both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA from continuing operations. Based on the first step analysis, management concluded that the fair value of the Terra reporting unit was less than its carrying value; therefore, the Company performed step two of the goodwill impairment analysis.

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

The change in the carrying amount of goodwill during the years ended December 31, 2016 and 2015 is as follows:

	Dredging Segment	Environmental & Infrastructure Segment	Total
Balance - January 1, 2015	$76,576	$9,750	$86,326
Impairment of goodwill	—	(2,750)	(2,750)
Balance - December 31, 2015	76,576	7,000	83,576
Balance - December 31, 2016	$76,576	$7,000	$83,576

At December 31, 2016 and 2015, the net book value of identifiable intangible assets was as follows:

As of December 31, 2016	Cost	Accumulated Amortization	Net
Non-compete agreements	$2,377	$1,317	$1,060
Other	781	342	439
	$3,158	$1,659	$1,499

As of December 31, 2015
Non-compete agreements	$3,085	$1,625	$1,460
Trade names	1,037	873	164
Other	1,306	502	804
	$5,428	$3,000	$2,428

Amortization expense was $1,329, $6,535 and $1,560, for the years ended December 31, 2016, 2015 and 2014, respectively, and is included as a component of general and administrative expenses. Amortization expense related to intangible assets is estimated to be $591 in 2017, $534 in 2018, $214 in 2019 and $80 in 2020.

7. ACCRUED EXPENSES

Accrued expenses at December 31, 2016 and 2015 are as follows:

	2016	2015
Insurance	$18,114	$16,291
Accumulated deficit in joint venture	17,016	15,408
Payroll and employee benefits	10,028	13,317
Interest	8,660	8,743
Percentage of completion adjustment	3,322	2,837
Income and other taxes	3,208	3,726
Fuel hedge contracts	—	4,388
Other	8,695	7,567
Total accrued expenses	$69,043	$72,277

8. LONG-TERM DEBT

Long-term debt at December 31, 2016 and 2015 is as follows:

	2016	2015
Revolving credit facility	$104,111	$20,000
Equipment notes payable	2,680	3,972
Notes payable	14,438	60,005
7.375% senior notes	272,998	271,998
Subtotal	394,227	355,975

Current portion of equipment note payable	(1,320)	(1,293)
Current portion of note payable	(1,145)	(6,213)
Capital leases (included in other long term liabilities)	(1,360)	(2,679)
Total	$390,402	$345,790

Credit agreement

On December 30, 2016, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Dredge & Dock Environmental, Inc., Great Lakes Environmental & Infrastructure Solutions, LLC and Great Lakes Environmental & Infrastructure, LLC (collectively, the “Credit Parties”) entered into a revolving credit and security agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent, PNC Capital Markets, The PrivateBank and Trust Company, Suntrust Robinson Humphrey, Inc., Capital One, National Association and Bank of America, N.A., as Joint Lead Arrangers and Joint Bookrunners, Texas Capital Bank, National Association, as Syndication Agent and Woodforest National Bank, as Documentation Agent. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior secured revolving credit facility in an aggregate principal amount of up to $250,000, subfacilities for the issuance of standby letters of credit up to a $250,000 sublimit and swingline loans up to a $25,000 sublimit. The maximum borrowing capacity under the Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination.   The Credit Agreement also includes an increase option that will allow the Company to increase the senior secured revolving credit facility by an aggregate principal amount of up to $100,000. This increase is subject to lenders providing incremental commitments for such increase, the Credit Parties having adequate borrowing capacity and provided that no default or event of default exists both before and after giving effect to such incremental commitment increase.

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00.  The Credit Parties are also restricted in the amount of capital expenditures they may make in each of the next three fiscal years.  The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Credit Agreement matures on December 30, 2019; provided that the maturity date shall be accelerated to November 3, 2018 if the Company fails to refinance its unsecured senior notes that mature February 1, 2019.  The refinanced notes must have a maturity on or after March 31, 2020.

The obligations under the Credit Agreement are secured by substantially all of the assets of the Credit Parties. The outstanding obligations thereunder shall be secured by a valid first priority perfected lien on substantially all of the vessels of the Credit Parties and a valid perfected lien on all domestic accounts receivable and substantially all other assets of the Credit Parties, subject to the permitted liens and interests of other parties (including the Company’s surety bonding provider).

Interest on the senior secured revolving credit facility of the Credit Agreement is equal to either a Base Rate option or LIBOR option, at the Company’s election. The Base Rate option is (1) the base commercial lending rate of PNC Bank, National Association, as publically announced plus (2)(a) an interest margin of 2.0%  or (b) after the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Credit Agreement (commencing with the fiscal quarter ending December 31, 2017, the “Adjustment Date”), an interest margin ranging between 1.5% and 2.0% depending on the quarterly average undrawn availability on the senior secured revolving credit facility.  The LIBOR option is the sum of (1) LIBOR and (2) (a) an interest margin of 3.0% or (b) after the Adjustment Date, an interest rate margin ranging between 2.5% to 3.0% per annum depending on the quarterly average undrawn availability on the senior secured revolving credit facility. The Credit Agreement is subject to an unused fee ranging from 0.25% to 0.375% per annum depending on the amount of average daily outstandings under the senior secured revolving credit facility.

As of December 31, 2016, the Company had $104,111 of borrowings on the revolver and $63,339 of letters of credit outstanding, resulting in $47,522 of availability under the Credit Agreement.

Prior revolving credit agreement and term loan facility

In conjunction with the Credit Agreement entered into on December 30, 2016, the senior revolving credit agreement with an aggregate principal amount of up to $199,000 and the senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50,000 was paid in full. Depending on the Company’s consolidated leverage ratio, previous borrowings under the revolving credit facility beared interest at the option of the Company at either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum. The previous borrowings under the Term Loan Facility beared interest at a fixed rate of 4.655% per annum.

Senior notes

The Company has outstanding $275,000 of 7.375% senior notes due March 2020. In January 2011, the Company issued $250,000 of senior notes and in November 2014 added $25,000 of senior notes. The balance sheet reflects senior notes, at December 31, 2016 of $272,998, which includes the balance outstanding, unamortized deferred financing fees and the debt discount on the November 2014 notes. As of February 1, 2015, there is an optional redemption on all notes. The redemption prices are 103.7% in 2015, 101.8% in 2016 and 100% in any year following, until the notes mature in 2019.  Interest is paid semi-annually and principal is due at maturity.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. During the first quarter of 2015, the Company financed the $15,569 acquisition of a vessel previously under an operating lease with a note bearing interest at 5.75% to maturity in 2023.

The scheduled principal payments through the maturity date of the Company’s long-term debt, excluding equipment notes and capital leases, at December 31, 2016, are as follows:

Years Ending December 31
2017	$41,145
2018	1,212
2019	340,613
2020	1,815
2021	1,922
Thereafter	6,878
Total	$393,585

The Company incurred amortization of deferred financing fees for its long term debt of $2,438, $1,729 and $1,453 for each of the years ended December 31, 2016, 2015 and 2014. Such amortization is recorded as a component of interest expense.

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

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$2,293	$—	$2,293	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$4,388	$—	$4,388	$—

Foreign exchange contracts

The Company has various exposures to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At December 31, 2016 and 2015 there were no outstanding contracts.

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to the diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s goal is to hedge approximately 80% of the eligible fuel requirements for work in domestic backlog.

As of December 31, 2016, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2017. As of December 31, 2016, there were 7.6 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through December 2017. Under these swap agreements, the Company will pay fixed prices ranging from $1.25 to $1.69 per gallon.

At December 31, 2016, the fair value asset of the fuel hedge contracts was estimated to be $2,293, and is recorded in other current assets. At December 31 2015, the fair value liability of the fuel hedge contracts was estimated to be $4,388, and is recorded in accrued expenses. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2016 were $30.  The remaining gains and losses included in the accumulated other comprehensive loss at December 31, 2016 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations.  The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of December 31, 2016 and 2015 is as follows:

	Balance Sheet Location	Fair Value at December 31,
		2016	2015
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Other current assets	546	—
Derivatives not designated as hedging instruments
Fuel hedge contracts	Other current assets	1,747	—
Total asset derivatives		$2,293	$—

Liability derivatives:
Derivatives not designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$—	$4,388

Assets and liabilities measured at fair value on a nonrecurring basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in our consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets, including other acquired intangibles. Goodwill and long-lived assets are measured at fair value to test for and measure impairment, if any, at least annually for goodwill or when necessary for both goodwill and long-lived assets.

In the prior year, the Company estimated the fair value of our Terra reporting unit for our goodwill impairment test by using both a market-based approach and an income-based approach. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses based upon historical operating data, appropriate discount rates and other variables. The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA from continuing operations. The Company analyzed companies that performed similar services or are considered peers.

An impairment of goodwill was recorded in the amount of $2,750 in the second quarter of 2015. The fair value of goodwill was determined using quantitative models that contained significant unobservable inputs and accordingly is a Level 3 fair value measurement. See Note 6.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Goodwill
Balance at January 1,	$86,326
Impairment of goodwill	(2,750)
Balance at December 31, 2015	$83,576

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	2016	2015	2014
Cumulative translation adjustments—net of tax	$508	$(1,249)	$(62)
Derivatives:
Reclassification of derivative losses (gains) to earnings—net of tax	30	—	(332)
Change in fair value of derivatives—net of tax	300	—	133
Net unrealized (gain) loss on derivatives—net of tax	330	—	(199)
Total other comprehensive income (loss)	$838	$(1,249)	$(261)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statement of Operations Location	2016	2015	2014
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$50	$—	$(286)
	Income tax (provision) benefit	20	—	(46)
		$30	$—	$(332)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In January 2011 and again in November 2014, the Company issued a total of $275,000 of 7.375% senior notes due February 1, 2019, which were outstanding at December 31, 2016 (See Note 8). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $272,250 at December 31, 2016, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

10. INCOME TAXES

The Company’s income tax benefit from continuing and discontinued operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Income tax benefit from continuing operations	$5,792	$2,497	$11,530
Income tax benefit from discontinued operations	—	—	8,744
Income tax benefit	$5,792	$2,497	$20,274

The Company’s income (loss) from continuing operations before income tax from domestic and foreign continuing operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Domestic operations	$(2,295)	$(35,996)	$(20,823)
Foreign operations	(11,674)	27,310	30,011
Total income (loss) from continuing operations before income tax	$(13,969)	$(8,686)	$9,188

The benefit for income taxes from continuing operations as of December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Federal:
Current	$260	$—	$(174)
Deferred	(5,098)	(2,355)	(9,531)
State:
Current	54	115	277
Deferred	(1,153)	(673)	(3,577)
Foreign:
Current	146	416	1,475
Deferred	—	—	—
Total	$(5,791)	$(2,497)	$(11,530)

The Company’s income tax benefit from continuing operations reconciles to the provision at the statutory U.S. federal income tax rate of 35% for the years ended December 31, 2016, 2015 and 2014 as follows:

	2016	2015	2014
Tax provision at statutory U.S. federal income tax rate	$(4,889)	$(3,040)	$3,214
State income tax — net of federal income tax benefit	(1,118)	(676)	(2,726)
Worthless stock deduction	—	—	(9,631)
Charitable contributions	—	(469)	(1,764)
Adjustment to deferred tax depreciation	—	1,135	(1,670)
Change in deferred state tax rate	(1,082)	—	(811)
Research and development tax credits	(253)	(286)	(691)
Purchase price adjustment	—	393	(393)
Changes in unrecognized tax benefits	10	(186)	127
Changes in valuation allowance	1,031	270	2,246
Other	510	362	569
Income tax benefit	$(5,791)	$(2,497)	$(11,530)

During the fourth quarter of 2014, the Company liquidated one of its domestic subsidiaries which allowed it to claim a worthless stock deduction on its federal income tax return. The Company recorded an income tax benefit of $9,631 related to the worthless stock deduction. The Company utilized part of the benefit to offset income in the year and carried forward the remainder as a net operating loss to potentially offset future income. Accordingly, this benefit is characterized as a component of our continuing operations.

In 2014, an entity 50% owned by the Company sold property to a third party and as part of the transaction donated adjacent property to a municipality. The fair market value of the donated property in excess of cost resulted in a benefit of $1,764 to the Company in 2014. In 2015, additional property was donated to the same municipality and the fair market value of the donated property in excess of the cost resulted in a benefit of $469 to the Company.

At December 31, 2016 and 2015, the Company had loss carryforwards for federal income tax purposes of $51,158 and $70,534 respectively, which expire between 2034 and 2036.

At December 31, 2016 and 2015, the Company had gross net operating loss carryforwards for state income tax purposes totaling $128,066 and $128,460, respectively, which expire between 2023 and 2035. Due to changes in state tax law enacted during the year in a certain state, a valuation allowance in the amount of $767 was established in 2016 for state net operating loss carryforwards.

The Company also has foreign gross net operating loss carryforwards of approximately $12,165 and $11,507 as of December 31, 2016 and 2015, which expire between 2017 and 2036. At December 31, 2016 and 2015, a full valuation allowance has been established for the deferred tax asset of $3,795 and $3,586 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

As of December 31, 2016 and 2015, the Company had $157 in unrecognized tax benefits, the recognition of which would have an impact of $102 on the effective tax rate.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2016	2015	2014
Unrecognized tax benefits — January 1	$157	$442	$253
Gross increases — tax positions in prior period	—	—	—
Gross increases — current period tax positions	—	—	270
Gross decreases — expirations	—	—	(65)
Gross decreases — tax positions in prior period	—	(285)	(16)
Unrecognized tax benefits — December 31,	$157	$157	$442

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, the Company had approximately $37 and $23, respectively, of interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2013 are closed and no longer subject to examination. In 2016, the Internal Revenue Service completed an examination of the Company’s 2011 and 2012 U.S. federal income tax returns. The examinations did not result in any material adjustments. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2012. In foreign jurisdictions in which the Company operates, years prior to 2011 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Accrued liabilities	$16,194	$17,841
Federal NOLs	17,905	24,687
Foreign NOLs	3,795	3,586
State NOLs	5,989	6,008
Tax credit carryforwards	5,970	5,374
Charitable contribution	1,883	2,233
Valuation allowance	(7,133)	(6,102)
Total deferred tax assets	44,603	53,627

Deferred tax liabilities:
Depreciation and amortization	(111,793)	(126,174)
Other liabilities	(1,259)	(1,459)
Total deferred tax liabilities	(113,052)	(127,633)
Net noncurrent deferred tax liabilities	$(68,449)	$(74,006)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company believes that it is more likely than not that the deferred income tax assets will ultimately be realized. However, valuation allowances have been recorded for foreign net operating loss carryforwards, foreign tax credits and certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2016, or December 31, 2015.

As discussed in Note 1, in 2015, the Company elected to early adopt guidance which requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet on a prospective basis.

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

Compensation cost charged to expense related to share-based compensation arrangements was $2,455, $4,040 and $2,694, for the years ended December 31, 2016, 2015 and 2014, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. For grants issued in 2014, the volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2016 and 2015.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2014 was $4.23. The fair value of each option was estimated using the following assumptions:

2014
Expected volatility	53.9%
Expected dividends	0.0%
Expected term (in years)	7.0
Risk free rate	1.9%

A summary of stock option activity under the Incentive Plan as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2016	1,726	$6.32
Granted	—	—
Exercised	—	—
Forfeited or Expired	(27)	6.43
Outstanding as of December 31, 2016	1,699	$6.32	3.7	$45

Vested at December 31, 2016	1,610	$6.24	3.6	$45
Vested or expected to vest at December 31, 2016	1,698	$6.32	3.7	$45

Restricted stock units

RSUs can either vest in equal portions over the three year vesting period or vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2016	2,196	$6.57
Granted	716	3.58
Vested	(112)	7.52
Forfeited	(268)	6.69
Outstanding as of December 31, 2016	2,532	$5.23

Expected to vest at December 31, 2016	1,191	$4.53

As of December 31, 2016, there was $2,102 of total unrecognized compensation cost related to non-vested NQSOs and RSUs granted under the Plan. That cost for non-vested NQSOs and RSUs is expected to be recognized over a weighted-average period of 0.4 years and 1.9 years, respectively.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $171 and $267 for the years ended December 31, 2016 and 2015, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $155, payable quarterly in arrears, and is paid 50% in cash and 50% in common stock of the Company. In 2016, the Chairman of the Board received an additional $100 of annual compensation, paid 50% in cash and 50% in common stock.

In the years ended December 31, 2016, 2015 and 2014, 86 thousand, 112 thousand and 99 thousand shares, respectively, of the Company’s common stock were issued to non-employee directors under the Incentive Plan.

12. RETIREMENT PLANS

The Company sponsors four 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”), a third plan specifically for its employees that are members of a tugboat union and a fourth for the salary and non-union employees of certain subsidiaries (“Affiliated Plan”). Under the Salaried Plan, the Hourly Plan and the Affiliated Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan and Affiliated Plan also include a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2016, 2015 and 2014, was $3,705, $6,772 and $5,256, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2016, 2015 and 2014, the Company contributed $6,298, $4,990 and $4,383 respectively to all of the multiemployer plans that provide pension benefits in our continuing operations. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions for all but one plan.  Information on significant multiemployer pension plans in which the Company participates is included in the table below:

		Pension Protection Act of 2006 Certified Zone Status at December 31,			Company's Contributions
Pension Plan Legal Name	Federal Identification Number	2016	2015	Expiration of Collective Bargaining Arrangement with the Company	2016	2015	2014
Seafarers Pension Trust	13-6100329 001	Green	Green	February 28, 2018	$1,102	$1,005	$828

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

13. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has a bonding agreement with Zurich American Insurance Company (“Zurich”) under which the Company can obtain performance, bid and payment bonds. In April 2015, we entered into additional bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company (collectively, the “Additional Sureties”). The bonding agreements with the Additional Sureties contain similar terms and conditions as the Zurich bonding agreement. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2016, the Company had outstanding performance bonds with a notional amount of approximately $1,185,875, of which $41,082 relates to projects from the Company’s historical demolition business. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $404,924.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure. In February 2017, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of $20,000 for failure of the contractor to perform in accordance with the terms of a project. Zurich could be obligated to reimburse the loss, damage and expense that may arise from the alleged default. The Company believes its remaining exposure on the project is less than the amount of the letter of credit, but given the recent nature of the claim, the Company cannot estimate the amount or range of potential loss that could result.

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

Future minimum operating lease payments at December 31, 2016, are as follows:

2017	$23,394
2018	15,517
2019	11,991
2020	8,273
2021	7,557
Thereafter	7,018

Total minimum operating lease payments	$73,750

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2016, 2015 and 2014 was $21,061, $21,697 and $25,318, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

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

The Company accounts for this investment under the equity method. The following is summarized financial information for this entity:

	2016	2015	2014
Revenue	$—	$139	$13,784
Gross profit (loss)	758	(1,363)	(118)
Income (loss) from continuing operations	758	(3,152)	11,326
Net income (loss)	758	(3,152)	9,527

Lower Main Street Development

The Company and a New Jersey aggregates company each own 50% of Lower Main. Lower Main was organized in February 2003 to hold land for development or sale.  This land owned in conjunction with Amboy Aggregates was sold in 2014. Lower Main ceased operations in 2016.

The Company accounts for this investment under the equity method. The following is summarized financial information for this entity:

	2015	2014
Revenue	$—	$180
Gross profit	—	180
Net income	28	14,803

TerraSea Environmental Solutions

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At December 31, 2016 and December 31, 2015, the Company had net advances to TerraSea of $24,696 and $27,592, respectively, which are recorded in other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $17,016 and $14,271 at December 31, 2016 and 2015, respectively, which is presented in accrued expenses. The Company has commenced the wind down of TerraSea with its joint venture partner. The Company believes its remaining net advances to TerraSea are ultimately recoverable as an obligation of our joint venture partner. The Company accrued $2,634 and $1,983 for the years ended December 31, 2016 and 2015, respectively, representing the estimated share of additional losses to be assumed from the joint venture. The joint venture partner and the Company have discussed resolution of the remaining net advances through additional funding of the joint venture. If those discussions do not lead to a resolution satisfactory to both parties, the joint venture partner and the Company will go to binding arbitration as stipulated by the TerraSea operating agreement. To the extent that net advances are not fully recoverable, additional losses may result in future periods. There are no remaining TerraSea projects at December 31, 2016.

The Company accounts for this investment under the equity method. The following is summarized financial information for this entity:

	2016	2015	2014
Revenue	$—	$6,960	$11,278
Gross loss	(183)	(3,800)	(19,153)
Net loss	(183)	(3,800)	(19,856)

15. RELATED-PARTY TRANSACTIONS

The historical demolition business was operated out of a building owned by a former minority interest owner in Yankee and prior to 2011, a profits interest owner in NASDI. In  2014, NASDI and Yankee paid the minority interest owner  $375 for rent and property taxes. In conjunction with the sale of NASDI and Yankee (See Note 16), the lease was terminated as of October 31, 2014, and the Company also paid $490 in lease termination fees. There were no rents paid related to this building in 2016 and 2015.

  Our Terra business operates out of two facilities owned by the former owner of Terra Contracting, LLC.  The Company paid $195 for rent on these two properties in 2016 and $243 in each of 2015 and 2014. In connection with the sale of assets associated with certain service lines of the environmental & infrastructure segment’s business, the lease was terminated as of November 11, 2016.

Our GLEI business operates out of two facilities owned by Magnus Real Estate Group, LLC, which is owned by the formers owners of GLEI. In 2016, 2015 and 2014, the Company paid rent of $506, $402 and $46, respectively, for these two properties.

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

The results of the businesses have been reported in discontinued operations as follows:

2014
Revenue	$14,803

Loss before income taxes from discontinued operations	$(19,167)
Loss on disposal of assets held for sale	—
Income tax benefit	8,744
Loss from discontinued operations, net of income taxes	$(10,423)

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

Under the terms of the acquisition, the maximum potential aggregate earnout payment is $11,400 (the “Earnout Payment”) and will be determined based on the attainment of combined Adjusted EBITDA targets of Magnus and Terra, a wholly-owned subsidiary of the Company for the year ending December 31, 2019. During the third quarter of 2016, the Company signed an amendment to the Magnus, now referred to as GLEI, share purchase agreement which modified the terms of the Earnout Payment.  The Earnout payment remains at $11,400 and will be determined based on the attainment of an average Adjusted EBITDA target of GLEI for the years ending December 31, 2017, December 31, 2018 and December 31, 2019.  The Earnout Payment may be paid in cash or shares of the Company’s common stock, at the Company’s option.

The Company remeasures the fair value of the contingent Earnout Payment based on projections of the earnings target for the business. Based on the Company’s projections at September 30, 2016, GLEI is not expected to reach the minimum Adjusted EBITDA threshold designated in the amended share purchase agreement; therefore, during the third quarter 2016, the Company reduced the remaining fair value of $8,940 to zero and the corresponding change is reflected in general and administrative expenses and interest expense.

The purchase price has been allocated to the assets acquired and liabilities assumed using estimated fair values as of the acquisition date. Tangible assets acquired of $57,303 primarily were receivables and contract revenues in excess of billings of $41,067 and property and equipment of $11,573. Finite-lived intangible assets acquired of $8,422 were primarily related to acquired backlog and also include a non-compete agreement, patents and trade names. The acquired backlog was amortized on a straight-line basis over one year while all other finite-lived intangible assets are being amortized on a straight-line basis over five years. Liabilities assumed of $27,586, includes primarily $20,732 of accounts payable. Goodwill of $7,000 represents the excess of cost over the fair value of the net tangible and intangible assets acquired and is included in the environmental & infrastructure segment.

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

  The following unaudited pro forma financial information presents the consolidated results of operations of the Company as they may have appeared had the acquisition described above occurred as of January 1, 2013 for purposes of the unaudited pro forma consolidated statements of operations.

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

2014
(Unaudited)
Revenue as reported	$806,831
Revenue of purchased businesses for the period prior to the acquisition	106,723
Pro forma revenue	$913,554

Net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$10,295
Net income of Magnus including net income prior to acquisition and pro forma acquisition accounting adjustments	6,328
Pro forma net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$16,623

The pro forma adjustments to net income represent amortization of intangibles established in purchase accounting, interest on the debt used to purchase Magnus and taxes on net income at the Company’s effective tax rate, all applied to the period prior to acquisition.

Other

During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line. In connection with the sale, the Company recorded a $2,758 loss to (gain) loss on sale of assets—net for the year ended December 31, 2016.

The Company recorded a $2,197 noncash bargain purchase gain on a small asset acquisition in 2014.

17. SEGMENT INFORMATION

The Company and its subsidiaries currently operate in two reportable segments: dredging and environmental & infrastructure. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for 2016, 2015 and 2014, is provided as follows:

	2016	2015	2014
Dredging:
Contract revenues	$637,468	$681,255	$697,711
Operating income	34,108	64,073	41,620
Depreciation and amortization	54,826	50,556	43,620
Total assets	912,880	872,297	812,181
Property and equipment—net	399,479	397,468	366,027
Goodwill	76,576	76,576	76,576
Investment in joint ventures	381	1	2,114
Capital expenditures	84,263	82,000	79,186
Environmental & infrastructure:
Contract revenues	133,637	181,710	114,412
Operating loss	(19,428)	(41,114)	(17,767)
Depreciation and amortization	8,197	14,029	6,509
Total assets	81,166	127,907	134,324
Property and equipment—net	13,529	32,742	33,418
Goodwill	7,000	7,000	9,750
Investment in joint ventures	4,353	3,760	5,775
Capital expenditures	949	7,279	12,892
Intersegment:
Contract revenues	(3,520)	(6,087)	(5,292)
Total assets	(100,458)	(102,080)	(56,773)
Total:
Contract revenues	767,585	856,878	806,831
Operating income	14,680	22,959	23,853
Depreciation and amortization	63,023	64,585	50,129
Total assets	893,588	898,124	889,732
Property and equipment—net	413,008	430,210	399,445
Goodwill	83,576	83,576	86,326
Investment in joint ventures	4,734	3,761	7,889
Capital expenditures	85,212	89,279	92,078

The Company classifies the revenue related to its dredging projects into the following types of work:

	2016	2015	2014
Capital dredging — U.S.	$219,914	$207,058	$195,635
Capital dredging — foreign	59,413	139,945	155,000
Coastal protection dredging	215,041	184,060	194,219
Maintenance dredging	92,274	120,055	123,923
Rivers & lakes	50,826	30,137	28,934
Total dredging	$637,468	$681,255	$697,711

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2016, 2015, and 2014, as follows:

	2016	2015	2014
Contract revenues	$59,413	$139,945	$155,000
Costs of contract revenues	(66,729)	(105,951)	(118,682)
Gross profit	$(7,316)	$33,994	$36,318

In 2016 and 2015, foreign revenues were primarily from work done in the Middle East and Brazil. In 2014 the majority of the Company’s foreign revenue came from the Wheatstone LNG project in Western Australia and from projects in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2016 and 2015, long-lived assets with a net book value of $63,729 and $83,397, respectively, were located outside of the U.S.

The Company’s primary customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to waterway navigation and flood control. In 2016, 2015 and 2014, 53.4%, 51.0% and 60.4%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2016 and 2015, approximately 39.9% and 24.9%, respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

The Company recognized an overall loss on a remediation project of $7,260 which if applied to the initial year of the contract would have decreased gross profit by nearly the entire amount of the loss in the year ended December 31, 2015. The Company recognized a loss on a landfill project of $7,446 on which the change in estimate to the gross profit percentage in the year resulted in a cumulative net impact on the project margin, which decreased gross profit by extensively the entire amount of the loss in the year ended December 31, 2015. The project was completed in 2016. In 2014, the Company earned significant revenue from a large, single customer foreign contract. A revision to the estimated gross profit percentage was recognized in the year resulting in a cumulative net impact on the project margin, which increased gross profit by $22,418 for the year ended December 31, 2014, including an increase in gross profit of $7,645 during the fourth quarter. The project was completed in 2014.

Revenue from foreign projects has been concentrated in the Middle East which comprised less than 10% and 14.7% of total revenue in 2016 and 2015, respectively. At December 31, 2016 and 2015, approximately 13.0% and 24.6%, respectively, of total accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts in the Middle East. There is a dependence on future projects in the Middle East, as vessels are currently located there. However, some of the vessels located in Middle East can be moved back to the U.S. or all can be moved to other international markets as opportunities arise.

18. SUBSIDIARY GUARANTORS

The Company’s long-term debt at December 31, 2016 includes $275,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of December 31, 2016 and 2015;
(ii)	statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014; and
(iii)	statements of cash flows for the years ended December 31, 2016, 2015 and 2014.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$11,037	$128	$2	$—	$11,167
Accounts receivable — net	86,690	1,401	—	—	88,091
Contract revenues in excess of billings	94,731	281	—	—	95,012
Inventories	37,137	—	—	—	37,137
Prepaid expenses	12,407	—	—	—	12,407
Other current assets	63,089	323	—	—	63,412
Total current assets	305,091	2,133	2	—	307,226

PROPERTY AND EQUIPMENT—Net	413,002	6	—	—	413,008
GOODWILL	83,576	—	—	—	83,576
OTHER INTANGIBLE ASSETS—Net	1,499	—	—	—	1,499
INVENTORIES — Noncurrent	52,602	—	—	—	52,602
INVESTMENTS IN JOINT VENTURES	4,734	—	—	—	4,734
ASSETS HELD FOR SALE— Noncurrent	9,299	—	—	—	9,299
RECEIVABLES FROM AFFILIATES	11,524	6,883	82,340	(100,747)	—
INVESTMENTS IN SUBSIDIARIES	3,695	—	636,216	(639,911)	—
OTHER	14,692	1	6,951	—	21,644
TOTAL	$899,714	$9,023	$725,509	$(740,658)	$893,588

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$102,654	$514	$17	$—	$103,185
Accrued expenses	58,192	970	9,881	—	69,043
Billings in excess of contract revenues	4,963	178	—	—	5,141
Current portion of long term debt	1,320	—	1,145	—	2,465
Total current liabilities	167,129	1,662	11,043	—	179,834

7 3/8% SENIOR NOTES	—	—	272,998	—	272,998
REVOLVING CREDIT FACILITY	—	—	104,111	—	104,111
NOTE PAYABLE	—	—	13,293	—	13,293
DEFERRED INCOME TAXES	(1,833)	—	70,282	—	68,449
PAYABLES TO AFFILIATES	88,573	6,433	5,741	(100,747)	—
OTHER	6,862	—	151	—	7,013
Total liabilities	260,731	8,095	477,619	(100,747)	645,698

TOTAL EQUITY	638,983	928	247,890	(639,911)	247,890
TOTAL	$899,714	$9,023	$725,509	$(740,658)	$893,588

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$12,035	$2,147	$2	$—	$14,184
Accounts receivable — net	129,978	799	—	—	130,777
Contract revenues in excess of billings	79,477	1,718	—	—	81,195
Inventories	35,963	—	—	—	35,963
Prepaid expenses	7,924	—	—	—	7,924
Other current assets	58,995	218	477	—	59,690
Total current assets	324,372	4,882	479	—	329,733

PROPERTY AND EQUIPMENT—Net	430,192	18	—	—	430,210
GOODWILL	83,576	—	—	—	83,576
OTHER INTANGIBLE ASSETS—Net	2,428	—	—	—	2,428
INVENTORIES — Noncurrent	41,646	—	—	—	41,646
INVESTMENTS IN JOINT VENTURES	3,761	—	—	—	3,761
RECEIVABLES FROM AFFILIATES	18,326	6,009	70,738	(95,073)	—
INVESTMENTS IN SUBSIDIARIES	3,706	—	621,984	(625,690)	—
OTHER	6,702	3	65	—	6,770
TOTAL	$914,709	$10,912	$693,266	$(720,763)	$898,124

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,619	$227	$—	$—	$118,846
Accrued expenses	62,861	509	8,907	—	72,277
Billings in excess of contract revenues	6,964	97	—	—	7,061
Current portion of long term debt	1,424	—	6,082	—	7,506
Total current liabilities	189,868	833	14,989	—	205,690

7 3/8% SENIOR NOTES	—	—	271,998	—	271,998
REVOLVING CREDIT FACILITY	—	—	20,000	—	20,000
NOTE PAYABLE	323	—	53,469	—	53,792
DEFERRED INCOME TAXES	(783)	—	74,789	—	74,006
PAYABLES TO AFFILIATES	85,859	3,505	5,709	(95,073)	—
OTHER	20,326	—	139	—	20,465
Total liabilities	295,593	4,338	441,093	(95,073)	645,951

TOTAL EQUITY	619,116	6,574	252,173	(625,690)	252,173
TOTAL	$914,709	$10,912	$693,266	$(720,763)	$898,124

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$767,723	$1,959	$—	$(2,097)	$767,585
Costs of contract revenues	(675,844)	(7,450)	—	2,097	(681,197)
Gross profit	91,879	(5,491)	—	—	86,388

OPERATING EXPENSES:
General and administrative expenses	65,578	4	(49)	—	65,533
Loss on sale of assets—net	6,175	—	—	—	6,175
Operating income (loss)	20,126	(5,495)	49	—	14,680

Interest income (expense)—net	488	—	(23,395)	—	(22,907)
Equity in earnings (loss) of subsidiaries	(10)	—	10,313	(10,303)	—
Equity in loss of joint ventures	(2,365)	—	—	—	(2,365)
Other expense	(3,369)	(8)	—	—	(3,377)
Income (loss) before income taxes	14,870	(5,503)	(13,033)	(10,303)	(13,969)

Income tax (provision) benefit	1,079	(143)	4,856	—	5,792

Net income (loss)	$15,949	$(5,646)	$(8,177)	$(10,303)	$(8,177)

Comprehensive income (loss)	$16,279	$(5,138)	$(7,339)	$(11,141)	$(7,339)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$845,889	$13,698	$—	$(2,709)	$856,878
Costs of contract revenues	(750,509)	(13,155)	—	2,709	(760,955)
Gross profit	95,380	543	—	—	95,923

OPERATING EXPENSES:
General and administrative expenses	71,069	—	—	—	71,069
Impairment of goodwill	2,750	—	—	—	2,750
Gain on sale of assets—net	(855)	—	—	—	(855)
Operating income	22,416	543	—	—	22,959

Interest expense—net	(526)	—	(23,839)	—	(24,365)
Equity in earnings of subsidiaries	8	—	16,282	(16,290)	—
Equity in loss of joint ventures	(6,051)	—	—	—	(6,051)
Other expense	(1,222)	(7)	—	—	(1,229)
Income (loss) before income taxes	14,625	536	(7,557)	(16,290)	(8,686)

Income tax (provision) benefit	1,505	(376)	1,368	—	2,497

Net income (loss)	16,130	160	$(6,189)	$(16,290)	$(6,189)

Comprehensive income (loss)	$16,130	$(1,089)	$(7,438)	$(15,041)	$(7,438)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2014
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$799,579	$26,282	$—	$(19,030)	$806,831
Costs of contract revenues	(707,474)	(25,891)	—	19,030	(714,335)
Gross profit	92,105	391	—	—	92,496

OPERATING EXPENSES:
General and administrative expenses	67,905	6	—	—	67,911
Loss on sale of assets—net	732	—	—	—	732
Operating income	23,468	385	—	—	23,853

Interest income (expense)—net	61	(261)	(19,767)	—	(19,967)
Equity in earnings of subsidiaries	20	—	10,373	(10,393)	—
Equity in earnings of joint ventures	2,895	—	—	—	2,895
Gain on bargain purchase acquisition	2,197	—	—	—	2,197
Other income	203	7	—	—	210

Income (loss) before income taxes	28,844	131	(9,394)	(10,393)	9,188

Income tax (provision) benefit	(18,173)	(409)	30,112	—	11,530

Income (loss) from continuing operations	10,671	(278)	20,718	(10,393)	20,718
Loss from discontinued operations, net of income taxes	(10,423)	(1,343)	(10,423)	11,766	(10,423)
Net income (loss)	248	(1,621)	10,295	1,373	10,295

Comprehensive income (loss)	$49	$(1,683)	$10,034	$1,634	$10,034

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$61,518	$(3,786)	$(19,062)	$—	$38,670

INVESTING ACTIVITIES:
Purchases of property and equipment	(83,798)	—	—	—	(83,798)
Proceeds from dispositions of property and equipment	18,257	—	—	—	18,257
Changes in restricted cash	(7,035)	—	—	—	(7,035)
Net change in accounts with affiliates	—	—	(36,172)	36,172	—
Transfer to parent	—	—	23,000	(23,000)	—
Cash used in investing activities	(72,576)	—	(13,172)	13,172	(72,576)

FINANCING ACTIVITIES:
Repayments of term loan facility	—	—	(44,582)	—	(44,582)
Deferred financing fees	—	—	(6,817)	—	(6,817)
Repayment of long term note payable	—	—	(1,079)	—	(1,079)
Taxes paid on settlement of vested share awards	—	—	(171)	—	(171)
Net change in accounts with affiliates	34,484	1,688	—	(36,172)	—
Transfer to parent	(23,000)	—	—	23,000	—
Repayments of equipment debt	(1,424)	—	—	—	(1,424)
Exercise of stock options and purchases from employee stock plans	—	—	905	—	905
Excess income tax benefit from share-based compensation	—	—	(133)	—	(133)
Borrowings under revolving loans	—	—	288,611	—	288,611
Repayments of revolving loans	—	—	(204,500)	—	(204,500)
Cash provided by financing activities	10,060	1,688	32,234	(13,172)	30,810

Effect of foreign currency exchange rates on cash and cash equivalents	—	79	—	—	79

Net decrease in cash and cash equivalents	(998)	(2,019)	—	—	(3,017)

Cash and cash equivalents at beginning of period	12,035	2,147	2	—	14,184

Cash and cash equivalents at end of period	$11,037	$128	$2	$—	$11,167

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	52,498	312	(23,688)	—	29,122

INVESTING ACTIVITIES:
Purchases of property and equipment	(74,455)	—	—	—	(74,455)
Proceeds from dispositions of property and equipment	1,322	—	—	—	1,322
Net change in accounts with affiliates	(29,402)	—	(12,222)	41,624	—
Cash used in investing activities	(102,535)	—	(12,222)	41,624	(73,133)

FINANCING ACTIVITIES:
Proceeds from term loan facility	—	—	2,640	—	2,640
Repayments of term loan facility	—	—	(5,000)	—	(5,000)
Deferred financing fees	—	—	(111)	—	(111)
Repayment of long term note payable	—	—	(443)		(443)
Taxes paid on settlement of vested share awards	—	—	(267)	—	(267)
Net change in accounts with affiliates	4,291	1,269	36,064	(41,624)	—
Transfer from parent	17,258	—	(17,258)	—	—
Proceeds from equipment debt	—	—	410	—	410
Repayments of equipment debt	(1,201)	—	—	—	(1,201)
Exercise of stock options and purchases from employee stock plans	—	—	1,365	—	1,365
Excess income tax benefit from share-based compensation	—	—	(57)	—	(57)
Purchase of treasury stock	—	—	(1,433)	—	(1,433)
Borrowings under revolving loans	—	—	179,500	—	179,500
Repayments of revolving loans	—	—	(159,500)	—	(159,500)
Cash provided by financing activities	20,348	1,269	35,910	(41,624)	15,903

Effect of foreign currency exchange rates on cash and cash equivalents	—	(97)	—	—	(97)

Net increase (decrease) in cash and cash equivalents	(29,689)	1,484	—	—	(28,205)

Cash and cash equivalents at beginning of period	41,724	663	2	—	42,389

Cash and cash equivalents at end of period	$12,035	$2,147	$2	$—	$14,184

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$63,276	$999	$2,879	$—	$67,154
Net cash flows used in operating activities of discontinued operations	(17,328)	(1,024)	—	—	(18,352)
Cash provided by (used in) operating activities	45,948	(25)	2,879	—	48,802

INVESTING ACTIVITIES:
Purchases of property and equipment	(91,910)	—	—	—	(91,910)
Proceeds from dispositions of property and equipment	68	—	—	—	68
Payments for acquisitions of businesses	(2,048)	—	(25,000)	—	(27,048)
Payments on vendor performance obligations	(3,100)	—	—	—	(3,100)
Net change in accounts with affiliates	68,187	—	—	(68,187)	—
Net cash flows used in investing activities of continuing operations	(28,803)	—	(25,000)	(68,187)	(121,990)
Net cash flows used in investing activities of discontinued operations	5,275	—	—	—	5,275
Cash used in investing activities	(23,528)	—	(25,000)	(68,187)	(116,715)

FINANCING ACTIVITIES:
Proceeds from term loan facility	—	—	47,360	—	47,360
Repayments of term loan facility	—	—	(417)	—	(417)
Proceeds from issuance of 7 3/8% senior notes	—	—	24,880	—	24,880
Deferred financing fees	—	—	(2,532)	—	(2,532)
Taxes paid on settlement of vested share awards	—	—	(497)	—	(497)
Purchase of noncontrolling interest	—	—	(205)	—	(205)
Net change in accounts with affiliates	—	(2,547)	(65,640)	68,187	—
Transfer to parent	(52,400)	—	52,400	—	—
Repayments of equipment debt	(235)	—	—	—	(235)
Exercise of stock options and purchases from employee stock plans	—	—	1,568	—	1,568
Excess income tax benefit from share-based compensation	—	—	206	—	206
Borrowings under revolving loans	—	—	236,500	—	236,500
Repayments of revolving loans	—	—	(271,500)	—	(271,500)
Cash provided by (used in) financing activities	(52,635)	(2,547)	22,123	68,187	35,128

Effect of foreign currency exchange rates on cash and cash equivalents	—	(164)	—	—	(164)

Net decrease in cash and cash equivalents	(30,215)	(2,736)	2	—	(32,949)

Cash and cash equivalents at beginning of period	71,939	3,399	—	—	75,338

Cash and cash equivalents at end of period	$41,724	$663	$2	$—	$42,389

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2014
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$1,529	$100	$—	$(1,051)	$578
Valuation allowance for deferred tax assets	2,505	4,074			6,579
Total	$4,034	$4,174	$—	$(1,051)	$7,157

Year ended December 31, 2015
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$578	$176	$—	$—	$754
Valuation allowance for deferred tax assets	6,579	270		(748)	6,101
Total	$7,157	$446	$—	$(748)	$6,855

Year ended December 31, 2016
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$754	$389	$—	$(396)	$747
Valuation allowance for deferred tax assets	6,101	1,032			7,133
Total	$6,855	$1,421	$—	$(396)	$7,880

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ Mark W. Marinko
Mark W. Marinko
Interim Chief Executive Officer and Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Mark W. Marinko	February 28, 2017	Interim Chief Executive Officer & Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Mark W. Marinko

/s/ Carl A. Albert	February 28, 2017	Director
Carl A. Albert

/s/ Peter R. Deutsch	February 28, 2017	Director
Peter R. Deutsch

/s/ Lawrence R. Dickerson	February 28, 2017	Director
Lawrence R. Dickerson

/s/ Ryan J. Levenson	February 28, 2017	Director
Ryan J. Levenson

/s/ Lasse J. Petterson	February 28, 2017	Director
Lasse J. Petterson

/s/ D. Michael Steuert	February 28, 2017	Director
D. Michael Steuert

/s/ Robert B. Uhler	February 28, 2017	Director
Robert B. Uhler

/s/ Michael J. Walsh	February 28, 2017	Director
Michael J. Walsh

/s/ Jason G. Weiss	February 28, 2017	Director
Jason G. Weiss

I. EXHIBIT INDEX

Number	Document Description
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

2.3	Agreement and Plan of Merger, dated as of August 21, 2006, among Great Lakes Dredge & Dock Holdings Corp., Aldabra Acquisition Corporation, and GLH Merger Sub, L.L.C. (3)

3.1	Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation). (4)

3.2	Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, dated as of May 14, 2015. (5)

3.3	Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp. (6)

4.1	Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee. (7)

4.2

Supplemental Indenture, dated May 6, 2011, among  NASDI, LLC, a Delaware limited liability company (the “New Guarantor”), a subsidiary of Great Lakes Dredge & Dock Corporation, as issuer (the “Company”), the Company, the existing Guarantors, and Wells Fargo Bank, National Association, as trustee (21)

4.3

Supplemental Indenture, dated January 15, 2013, among Terra Contracting Services, LLC, a Delaware limited liability company, a subsidiary of Great Lakes Dredge & Dock Corporation, as issuer, the Company, the existing Guarantors, and Wells Fargo Bank, National Association, as trustee (22)

4.4

Third Supplemental Indenture, dated November 19, 2014, among Terra Fluid Management, LLC, a Delaware limited liability company, Great Lakes Environmental & Infrastructure Solutions, LLC, a Delaware limited liability company, Magnus Pacific Corporation, a California corporation, the Company, the existing guarantors and Wells Fargo Bank, National Association, as trustee. (17)

4.5

Form of 7.375% Senior Note due 2019 (filed as Exhibit A to the Indenture, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee). (7)

4.6	Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation. (9)

10.1

Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Liberty Mutual Insurance Company and its subsidiaries and affiliates. (25)

10.2

Agreement of Indemnity, dated as of April 13, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Berkley Insurance Company and/or Berkley Regional Insurance Company. (25)

10.3

Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Argonaut Insurance Company. (25)

10.4

Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Westchester Fire Insurance Company or any of its affiliates, including any other company that is part of or added to ACE Holdings, Inc. (25)

10.5

Fourth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 12, 2007, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (14)

10.6

Fifth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 27, 2009, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company of America. (11)

10.7

Sixth Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated January 24, 2011, by and among the Company, the subsidiaries of the Company party thereto, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (7)

10.8

Seventh Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 11, 2011, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (20)

10.9

Reaffirmation, Ratification and Assumption Agreement dated December 26, 2006, by and between Great Lakes Dredge & Dock Corporation (formerly named Great Lakes Dredge & Dock Holdings Corp.) and Wells Fargo Bank, National Association, as successor by merger to Wells Fargo HSBC Trade Bank, as amended (the “International Letter of Credit Facility”). (6)

10.10

Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. †(6)

10.11	Employment Agreement between the Company and Jonathan W. Berger. †(10)

10.12	Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and David E. Simonelli, dated as of May 8, 2014. †(26)

10.13	Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and Kyle D. Johnson, dated as of May 8, 2014. †(26)

10.14	Amended and Restated Employment Agreement with Jonathan W. Berger, dated as of May 8, 2014. †(24)

10.15	Employment Agreement between Great Lakes Dredge & Dock Corporation and Christopher P. Shea. †*

10.16	Separation Agreement, dated January 18, 2017, between Great Lakes Dredge & Dock Corporation at Jonathan W. Berger. †*

10.17	Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012. †(19)

10.18	401(k) Savings Plan. †(15)

10.19	401(k) Lost Benefit Plan. †(9)

10.20	Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. †(13)

10.21

Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp. (3)

10.22	Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(23)

10.23	Form of Great Lakes Dredge & Dock Corporation Non-Qualified Stock Option Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(16)

10.24	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(16)

10.25	Form of Great Lakes Dredge & Dock Corporation Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(16)

10.26	Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(28)

10.27	Form of Great Lakes Dredge & Dock Corporation Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(28)

10.28	Form of Great Lakes Dredge & Dock Corporation Cash Performance Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. †(28)

10.29	Restricted Stock Unit Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. †(28)

10.30	Performance Vesting RSU Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. †(28)

10.31	Cash Performance Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. †(28)

10.32	Asset Purchase Agreement dated as of December 31, 2010 among Great Lakes Dredge & Dock Corporation, L.W. Matteson, Inc., Lawrence W. Matteson and Larry W. Matteson. (8)

10.33	Share Purchase Agreement dated November 4, 2014 among Great Lakes Environmental and Infrastructure Solutions, LLC and Magnus Pacific Corporation. ##(27)

10.34

Amendment to the Share Purchase Agreement, dated as of September 8, 2016, by and among Magnus Pacific Corporation, now known as Great Lakes Environmental and Infrastructure, LLC and Great Lakes Environmental and Infrastructure Solutions, LLC. ##(29)

10.35	Purchase Agreement, dated November 19, 2014, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as the initial purchaser. (17)

10.36	Registration Rights Agreement, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein. (7)

10.37	Registration Rights Agreement, dated November 24, 2014, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as the initial purchaser. (17)

10.38

Revolving Credit and Security Agreement dated as of December 30, 2016 by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Capital Markets, The PrivateBank and Trust Company, Capital One, National Association, Suntrust Robinson Humphrey, Inc., and Bank of America, N.A., as joint lead arrangers and joint bookrunners, Texas Capital Bank, National Association, as syndication agent, Woodforest Nation Bank, as documentation agent, and PNC Bank, National Association, as agent for lenders. #*

10.39

Waiver and Amendment No. 1 to the Revolving Credit and Security Agreement, dated as of February 27, 2017, by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Capital Markets, The PrivateBank and Trust Company, Capital One, National Association, Suntrust Robinson Humphrey, Inc., and Bank of America, N.A., as joint lead arrangers and joint bookrunners, Texas Capital Bank, National Association, as syndication agent, Woodforest Nation Bank, as documentation agent, and PNC Bank, National Association, as agent for lenders. *

10.40	Lender-Surety Priority Agreement, dated as of June 4, 2012, by and between Wells Fargo Bank, National Association and Zurich American Insurance Company and its subsidiaries and affiliates. (22)

10.41

Agreement of Indemnity, dated as of September 7, 2011, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., NASDI, LLC, NASDI Holdings Corporation, Yankee Environmental Services, LLC, Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. (22)

10.42

First Rider to the General Agreement of Indemnity, dated as of June 4, 2012, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. (26)

10.43

Loan Agreement dated as of November 4, 2014 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the Lenders from time to time party hereto and Bank of America, N.A., as Administrative Agent. ##(27)

10.44	Vessel Construction Agreement, dated January 10, 2014 by and between Eastern Shipbuilding Group, Inc. and Great Lakes Dredge & Dock Company, LLC. ##(12)

10.45	Amendment to Vessel Construction Agreement, dated December 23, 2016 by and between Eastern Shipbuilding Group, Inc. and Great Lakes Dredge & Dock Company, LLC. #*

10.46	Agreement dated December 27, 2016. (30)

12.1	Ratio of Earnings to Fixed Charges. *

14.1	Code of Business Conduct and Ethics. (18)

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

23.2	Consent of CohnReznick LLP. *

23.3	Consent of CohnReznick LLP. *

23.4	Consent of WithumSmith+Brown.PC. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Financial Statements of TerraSea Environmental Solutions, LLC as of December 31, 2016 and 2015, and for the Years Ended December 31, 2016, 2015 and 2014. *

99.2

Financial Statements of Amboy Aggregates Joint Venture and Subsidiaries as of December 31, 2016 and 2015 and for the Year Ended December 31, 2016 and for Periods from January 1, 2015 to June 30, 2015 and from July 1, 2015 to December 31, 2015 and for the Year Ended December 31, 2014. *

99.3

Financial Statements of Lower Main Street Development, LLC as of December 31, 2015 (unaudited) and 2014 and for the Periods from January 1, 2015 to June 30, 2015 (unaudited) and from July 1, 2015 to December 31, 2015 (unaudited) and for the Year Ended December 31, 2014. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004 (Commission file no. 333-64687).
(2)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687).
(3)	Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01).
(4)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form 8-A filed with the Commission on December 26, 2006 (Commission file no. 001-33225).
(5)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 20, 2015 (Commission file no. 001-33225).
(6)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225).
(7)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 28, 2011 (Commission file no. 001-33225).
(8)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 3, 2011 (Commission file no. 001-33225).
(9)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 001-33225).
(10)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 8, 2010 (Commission file no. 001-33225).
(11)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 29, 2009 (Commission file no. 001-33225).
(12)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 12, 2014 (Commission file no. 001-33225).
(13)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 11, 2014 (Commission file no.001-33225).
(14)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K/A filed with the Commission on August 17, 2010 (Commission file no. 001-33225).
(15)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687).
(16)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 1, 2011 (Commission file no. 001-33225).
(17)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 24, 2014 (Commission file no. 001-33225).
(18)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2016 (Commission file no. 001-33225).
(19)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012 (Commission file no. 001-33225).
(20)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 16, 2011 (Commission file no. 001-33225).
(21)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 9, 2011 (Commission file no. 001-33225).
(22)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 29, 2013 (Commission file no. 001-33225).
(23)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 4, 2012 (Commission file no. 001-33225).
(24)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 13, 2014 (Commission file no. 001-33225)
(25)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015 (Commission file no. 001-33225).
(26)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2015 (Commission file no. 001-33225).
(27)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K/A filed with the Commission on September 24, 2015 (Commission file no. 001-33225).
(28)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225).
(29)	Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2016 (Commission file no. 001-33225).

(30)	Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on December 30, 2016 (Commission file no. 001-33225).

*	Filed herewith
†	Compensatory plan or arrangement
#	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
##	Portions of this exhibit have been previously granted confidential treatment by the Securities and Exchange Commission.