Form 10-Q
period 2017-03-31
Great Lakes Dredge & Dock CORP
filed 2017-05-03
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, 61,272,199 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2017

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,895	$11,167
Accounts receivable—net	91,385	88,091
Contract revenues in excess of billings	75,696	95,012
Inventories	38,307	37,137
Prepaid expenses and other current assets	79,838	75,819
Total current assets	292,121	307,226

PROPERTY AND EQUIPMENT—Net	419,268	413,008
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,927	85,075
INVENTORIES—Noncurrent	51,995	52,602
INVESTMENTS IN JOINT VENTURES	5,756	4,734
ASSETS HELD FOR SALE—Noncurrent	9,118	9,299
OTHER	14,442	21,644
TOTAL	$877,627	$893,588

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,640	$103,185
Accrued expenses	80,781	69,043
Billings in excess of contract revenues	8,893	5,141
Current portion of long term debt	2,439	2,465
Total current liabilities	179,753	179,834

7 3/8% SENIOR NOTES	273,248	272,998
REVOLVING CREDIT FACILITY	115,500	104,111
NOTES PAYABLE	12,995	13,293
DEFERRED INCOME TAXES	57,831	68,449
OTHER	6,772	7,013
Total liabilities	646,099	645,698

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 61,550 and 61,240 shares issued; 61,272 and 60,962 shares outstanding at March 31, 2017 and December 31, 2016, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	287,491	286,303
Accumulated deficit	(52,629)	(35,841)
Accumulated other comprehensive loss	(1,907)	(1,145)
Total equity	231,528	247,890
TOTAL	$877,627	$893,588

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016

Contract revenues	$170,586	$163,119
Costs of contract revenues	154,404	143,129
Gross profit	16,182	19,990
General and administrative expenses	16,795	20,089
(Gain) loss on sale of assets—net	11	(10)
Operating loss	(624)	(89)
Interest expense—net	(5,582)	(5,721)
Equity in earnings (loss) of joint ventures	1	(115)
Other income (expense)	208	(763)
Loss from continuing operations before income taxes	(5,997)	(6,688)
Income tax benefit	2,274	2,653
Loss from continuing operations	(3,723)	(4,035)
Loss from discontinued operations, net of income taxes	(13,065)	—
Net loss	$(16,788)	$(4,035)

Basic loss per share attributable to continuing operations	$(0.06)	$(0.07)
Basic loss per share attributable to discontinued operations, net of tax	(0.21)	—
Basic loss per share	$(0.27)	$(0.07)
Basic weighted average shares	61,065	60,507

Diluted loss per share attributable to continuing operations	$(0.06)	$(0.07)
Diluted loss per share attributable to discontinued operations, net of tax	(0.21)	—
Diluted loss per share	$(0.27)	$(0.07)
Diluted weighted average shares	61,065	60,507

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(16,788)	$(4,035)
Currency translation adjustment—net of tax (1)	(28)	409
Net unrealized gain on derivatives—net of tax (2)	(734)	—
Other comprehensive income (loss)—net of tax	(762)	409
Comprehensive loss	$(17,550)	$(3,626)

(1)	Net of income tax (provision) benefit of $39 and $(271) for the three months ended March 31, 2017 and 2016, respectively.
(2)	Net of income tax provision of $479 for the three months ended March 31, 2017.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2017	61,240	$6	(278)	$(1,433)	$286,303	$(35,841)	$(1,145)	$247,890

Share-based compensation	109	—	—	—	918	—	—	918
Vesting of restricted stock units, including impact of shares withheld for taxes	69	—	—	—	(164)	—	—	(164)
Exercise of options and purchases from employee stock plans	132	—	—	—	434	—	—	434
Net loss	—	—	—	—	—	(16,788)	—	(16,788)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(762)	(762)
BALANCE—March 31, 2017	61,550	$6	(278)	$(1,433)	$287,491	$(52,629)	$(1,907)	$231,528

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2016	60,709	$6	(278)	$(1,433)	$283,247	$(27,664)	$(1,983)	$252,173

Share-based compensation	81	—	—	—	927	—	—	927
Exercise of options and purchases from employee stock plans	144	—	—	—	415	—	—	415
Net loss	—	—	—	—	—	(4,035)	—	(4,035)
Other comprehensive income—net of tax	—	—	—	—	—	—	409	409
BALANCE—March 31, 2016	60,934	$6	(278)	$(1,433)	$284,589	$(31,699)	$(1,574)	$249,889

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(16,788)	$(4,035)
Loss from discontinued operations, net of income taxes	(13,065)	—
Loss from continuing operations	$(3,723)	$(4,035)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	14,571	13,928
Equity in earnings of joint ventures	(3,067)	(419)
Cash distributions from joint ventures	2,046	—
Deferred income taxes	(2,306)	(2,108)
(Gain) loss on sale of assets	11	(10)
Amortization of deferred financing fees	825	623
Unrealized net (gain) loss from mark-to-market valuations of derivatives	1,548	(1,332)
Unrealized foreign currency gain	(76)	(77)
Share-based compensation expense	918	927
Changes in assets and liabilities:
Accounts receivable	(3,234)	29,748
Contract revenues in excess of billings	19,362	6,748
Inventories	(609)	(2,603)
Prepaid expenses and other current assets	(7,392)	(3,418)
Accounts payable and accrued expenses	(27,610)	(33,322)
Billings in excess of contract revenues	3,931	(910)
Other noncurrent assets and liabilities	(255)	(780)
Cash provided by (used in) operating activities	(5,060)	2,960

INVESTING ACTIVITIES:
Purchases of property and equipment	(17,452)	(14,917)
Proceeds from dispositions of property and equipment	265	25
Changes in restricted cash	7,035	—
Cash used in investing activities	(10,152)	(14,892)

	Three Months Ended
	March 31,
	2017	2016
FINANCING ACTIVITIES:
Deferred financing fees	(58)	—
Repayments of long term note payable	(283)	(265)
Taxes paid on settlement of vested share awards	(164)	—
Repayments of term loan facility	—	(1,250)
Repayments of equipment debt	(376)	(367)
Exercise of options and purchases from employee stock plans	434	415
Borrowings under revolving loans	28,112	38,000
Repayments of revolving loans	(16,723)	(23,000)
Cash provided by financing activities	10,942	13,533
Effect of foreign currency exchange rates on cash and cash equivalents	(2)	109
Net increase (decrease) in cash and cash equivalents	(4,272)	1,710
Cash and cash equivalents at beginning of period	11,167	14,184
Cash and cash equivalents at end of period	$6,895	$15,894

Supplemental Cash Flow Information
Cash paid for interest	$11,473	$11,276
Cash paid (refunded) for income taxes	$89	$(1)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$2,187	$10,003

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2017, and its results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. These costs have averaged approximately 23% of total costs of contract revenues over the prior three years. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year, to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual revenues and recognizes equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The guidance is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2017-04 on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standard Update No. 2016-18 (“ASU 2016-18”), Statement of Cashflows (Topic 230): Restricted Cash. The amendments require that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore amounts generally described as restricted cash or restricted cash equivalents should be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017.  The Company is currently evaluating the impact of ASU 2016-18 on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standard Update No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments, which amends FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments.  The guidance is effective for fiscal years beginning after December 15, 2017.  The Company is currently evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The FASB issued this update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”), which supersede the existing revenue recognition requirements. ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 has been deferred to be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be our first quarter of fiscal 2018. Early adoption is permitted in fiscal 2017. The Company currently expects to adopt ASC 606 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company’s evaluation of ASC 606 is ongoing and not complete. The Company is currently evaluating the overall impacts that ASC 606 will have on the methods currently used to measure progress toward completion (which affect the timing of recognition of revenue) and the changes necessitated on our financial systems, existing internal controls and processes to comply with the guidance. The FASB has issued and may issue in the future, interpretative guidance, which may cause the Company’s evaluation to change in future periods prior to adoption. In addition, the ongoing assessment may be impacted by implementation guidance specific to the construction industry. Accordingly, the Company is still evaluating the effect of the adoption of ASC 606 on its consolidated financial statements.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2017 and 2016, the dilutive effect of 678 thousand and 359 thousand stock options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the three months ended March 31, 2017 and 2016, 1,580 thousand and 1,812 thousand stock options and restricted stock units, respectively, were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such stock options and restricted stock units were determined to be anti-dilutive.

The computations for basic and diluted loss per share are as follows:

	Three Months Ended
(shares in thousands)	March 31,
	2017	2016

Loss from continuing operations	$(3,723)	$(4,035)
Loss from discontinued operations, net of income taxes	(13,065)	—
Net loss	(16,788)	(4,035)

Weighted-average common shares outstanding — basic	61,065	60,507
Effect of stock options and restricted stock units	—	—

Weighted-average common shares outstanding — diluted	61,065	60,507

Loss per share from continuing operations — basic	$(0.06)	$(0.07)
Loss per share from continuing operations — diluted	$(0.06)	$(0.07)

3.	Accounts receivable and contracts in progress

Accounts receivable at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Completed contracts	$21,547	$18,727
Contracts in progress	57,039	53,137
Retainage	18,021	21,399
	96,607	93,263
Allowance for doubtful accounts	(747)	(747)

Total accounts receivable—net	$95,860	$92,516

Current portion of accounts receivable—net	$91,385	$88,091
Long-term accounts receivable and retainage	4,475	4,425
Total accounts receivable—net	$95,860	$92,516

The components of contracts in progress at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$553,027	$587,371
Amounts billed	(499,249)	(511,548)
Costs and earnings in excess of billings for contracts in progress	53,778	75,823
Costs and earnings in excess of billings for completed contracts	21,918	19,189
Total contract revenues in excess of billings	$75,696	$95,012

Billings in excess of costs and earnings:
Amounts billed	$(341,000)	$(268,754)
Costs and earnings for contracts in progress	332,107	263,613
Total billings in excess of contract revenues	$(8,893)	$(5,141)

The Company has $17,860 included in costs in excess of billings that are dependent upon the sale of environmental credits earned for a wetland mitigation project. The sale of these credits is subject to market factors that could cause the amount of expected revenue to be higher or lower than currently estimated. If the amount of proceeds received from the sale of the environmental credits is lower than our expectations, we could sustain a loss of part or all of the costs incurred related to this project. Additionally, the timing of realization may be impacted by a delay in the sale of these environmental credits, resulting in a longer period to recover our investment.

4.	Accrued expenses

Accrued expenses at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016

Insurance	$21,996	$18,114
Surety bond claim	20,900	—
Accumulated deficit in joint ventures	17,016	17,016
Payroll and employee benefits	5,258	10,028
Interest	3,918	8,660
Income and other taxes	2,117	3,208
Percentage of completion adjustment	1,546	3,322
Fuel hedge contracts	468	—
Other	7,562	8,695
Total accrued expenses	$80,781	$69,043

5.	Long-term debt

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

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00. The Credit Parties are also restricted in the amount of capital expenditures they may make in each of the next three fiscal years. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement were or will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Credit Agreement matures on December 30, 2019; provided that the maturity date would be accelerated to November 3, 2018 if the Company fails to refinance its unsecured senior notes that mature February 1, 2019.  The refinanced notes must have a maturity on or after March 31, 2020.

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

Interest on the senior secured revolving credit facility of the Credit Agreement is equal to either a Base Rate option or LIBOR option, at the Company’s election. The Base Rate option is (1) the base commercial lending rate of PNC Bank, National Association, as publically announced plus (2)(a) an interest margin of 2.0% or (b) after the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Credit Agreement (commencing with the fiscal quarter ending December 31, 2017, the “Adjustment Date”), an interest margin ranging between 1.5% and 2.0% depending on the quarterly average undrawn availability on the senior secured revolving credit facility.  The LIBOR option is the sum of (1) LIBOR and (2)(a) an interest margin of 3.0% or (b) after the Adjustment Date, an interest rate margin ranging between 2.5% to 3.0% per annum depending on the quarterly average undrawn availability on the senior secured revolving credit facility. The Credit Agreement is subject to an unused fee ranging from 0.25% to 0.375% per annum depending on the amount of average daily outstandings under the senior secured revolving credit facility.

As of March 31, 2017, the Company had $115,500 of borrowings on the revolver and $62,695 of letters of credit outstanding, resulting in $45,121 of availability under the Credit Agreement.

Prior revolving credit agreement and term loan facility

In conjunction with the Credit Agreement entered into on December 30, 2016, the senior revolving credit agreement with an aggregate principal amount of up to $199,000 and the senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50,000 were paid in full. Depending on the Company’s consolidated leverage ratio, previous borrowings under the revolving credit facility beared interest at the option of the Company at either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum. The previous borrowings under the senior secured term loan facility beared interest at a fixed rate of 4.655% per annum.

Senior notes

The Company has outstanding $275,000 of 7.375% senior notes due February 2019. There is an optional redemption on all notes. The redemption prices are 103.7% in 2015, 101.8% in 2016 and 100% in any year following, until the notes mature in 2019.  Interest is paid semi-annually, and principal is due at maturity.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment.  During the first quarter of 2015, the Company financed the $15,569 acquisition of a vessel previously under an operating lease with a note bearing interest at 5.75% to maturity in 2023.  The current portion of all equipment notes is $2,439. The long term portion is $14,021 and is included in notes payable or other long term liabilities.

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

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$468	$—	$468	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$2,293	$—	$2,293	$—

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s goal is to hedge approximately 80% of the fuel requirements for work in domestic backlog.

As of March 31, 2017, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through February 2018. As of March 31, 2017, there were 10.6 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through February 2018. Under these swap agreements, the Company will pay fixed prices ranging from $1.49 to $1.76 per gallon.

At March 31, 2017 the fair value liability of the fuel hedge contracts was estimated to be $468 and is recorded in accrued expenses. At December 31, 2016, the fair value asset of the fuel hedge contracts was estimated to be $2,293 and is recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2017 were $40. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2017 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of March 31, 2017 and December 31, 2016 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2017	2016
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$—	$546
Derivatives not designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	—	1,747
Total asset derivatives		$—	$2,293

Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$667	$—
Derivatives not designated as hedging instruments
Fuel hedge contracts	Accrued expenses	(199)	—
Total liability derivatives		$468	$—

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2017	2016
Cumulative translation adjustments—net of tax	$(28)	$409
Derivatives:
Reclassification of derivative losses to earnings—net of tax	40	—
Change in fair value of derivatives—net of tax	(774)	—
Net unrealized gain on derivatives—net of tax	(734)	—
Total other comprehensive income (loss)	$(762)	$409

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2017
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$66
	Income tax benefit	26
		$40

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. In January 2011 and again in November 2014, the Company issued a total of $275,000 of 7.375% senior notes due February 1, 2019, which were outstanding at March 31, 2017 (See Note 5). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $272,608 at March 31, 2017, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

7.	Share-based compensation

The Company’s 2007 Long-Term Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 5.8 million shares of common stock.

In March 2017, the Company granted 612 thousand restricted stock units to certain employees pursuant to the plan. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $918 and $927 for the three months ended March 31, 2017 and 2016, respectively.

Beginning in the first quarter of 2017, the Company includes income taxes related to share-based compensation as a component of net income.

8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety, Liberty Mutual Insurance Company and Zurich American Insurance Company (“Zurich”), under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2017, the Company had outstanding performance bonds with a notional amount of approximately $1,188,986, of which $44,934 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $429,600.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure. In February 2017, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. We expect that Zurich will draw upon the letter of credit.  As the outstanding letters of credit previously reduced our availability under the revolving credit facility, this draw down on our letter of credit will not impact our liquidity or capital availability.

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement.  The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations.  The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 10.

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

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately owned demolition company. A legal action brought by the Company to enforce the buyer’s obligations under the sale agreement is described below.

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

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At March 31, 2017 and December 31, 2016, the Company had net advances to TerraSea of $24,703 and $24,696, respectively, which are recorded in prepaid expenses and other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $17,016 at March 31, 2017 and December 31, 2016, which is presented in accrued expenses. The Company has commenced the wind down of TerraSea with its joint venture partner. The Company believes its remaining net advances to TerraSea are ultimately recoverable as an obligation of our joint venture partner. The Company accrued $2,634 at December 31, 2016, representing the estimated share of additional losses to be assumed from the joint venture. The joint venture partner and the Company have discussed resolution of the remaining net advances through additional funding of the joint venture. If those discussions do not lead to a resolution satisfactory to both parties, the joint venture partner and the Company will go to binding arbitration as stipulated by the TerraSea operating agreement. To the extent that net advances are not fully recoverable, additional losses may result in future periods. There are no remaining TerraSea projects at March 31, 2017.

10.	Business combinations and dispositions

Discontinued operations

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI and Yankee, its two former subsidiaries that comprised our historical demolition business.  Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims.  The amount and timing of any realization of additional net proceeds has been impacted by the litigation with the buyer of the historical demolition business. However, management believes that the ultimate resolution of these matters will not be material to the Company’s consolidated financial position or results of operations.

As discussed in Note 8, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. Zurich could be obligated to reimburse the loss, damage and expense that may arise from the alleged default. The Company estimated its exposure to a surety bond claim, including associated expenses, to be $20,900 and has recorded this amount during the first quarter of 2017 in discontinued operations as follows:

Three Months Ended
March 31,
2017

Revenue	$—

Loss before income taxes from discontinued operations	$(20,900)
Income tax benefit	7,835
Loss from discontinued operations, net of income taxes	$(13,065)

Magnus Pacific acquisition

On November 4, 2014, the Company acquired Magnus Pacific Corporation (“Magnus”), a California corporation, for an aggregate purchase price of approximately $40 million. Under the terms of the acquisition, the aggregate purchase price is satisfied by payment of $25,000 paid at closing, the issuance of a promissory note and an earnout payment.

Magnus did not reach the minimum EBITDA threshold for 2015 designated in the secured promissory note; therefore, during 2015, the Company reduced the remaining fair value to zero. Under the terms of the acquisition, as amended, the maximum potential aggregate earnout (the “Earnout Payment”) is $11,400 and will be determined based on the attainment of an average Adjusted EBITDA target of GLEI for the years ending December 31, 2017, December 31, 2018 and December 31, 2019. The Earnout Payment may be paid in cash or shares of the Company’s common stock, at the Company’s option. The Company remeasures the fair value of the contingent Earnout Payment based on projections of the earnings target for the business. Based on the Company’s current projections, GLEI is not expected to reach the minimum Adjusted EBITDA threshold designated in the amended share purchase agreement.

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

	Three Months Ended
	March 31,
	2017	2016
Dredging
Contract revenues	$153,054	$145,013
Operating income	2,106	10,585

Environmental & infrastructure
Contract revenues	$19,224	$19,090
Operating loss	(2,730)	(10,674)

Intersegment revenues	$(1,692)	$(984)
Total
Contract revenues	$170,586	$163,119
Operating loss	(624)	(89)

Foreign dredging revenue of $19,154 for the three months ended March 31, 2017 was mostly attributable to work done in the Middle East. Foreign dredging revenue for the three months ended March 31, 2016 was $1,509.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

12.	Subsidiary guarantors

The Company’s long-term debt at March 31, 2017 includes $275,000 of 7.375% senior notes due February 1, 2019. The Company’s obligations under these senior unsecured notes are guaranteed by the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of March 31, 2017 and December 31, 2016;
(ii)	statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016; and
(iii)	statements of cash flows for the three months ended March 31, 2017 and 2016.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2017
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$6,439	$454	$2	$—	$6,895
Accounts receivable — net	91,385	—	—	—	91,385
Contract revenues in excess of billings	75,403	293	—	—	75,696
Inventories	38,307	—	—	—	38,307
Prepaid expenses and other current assets	79,545	258	35	—	79,838
Total current assets	291,079	1,005	37	—	292,121

PROPERTY AND EQUIPMENT—Net	419,263	5	—	—	419,268
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,927	—	—	—	84,927
INVENTORIES — Noncurrent	51,995	—	—	—	51,995
INVESTMENTS IN JOINT VENTURES	5,756	—	—	—	5,756
ASSETS HELD FOR SALE—Noncurrent	9,118	—	—	—	9,118
RECEIVABLES FROM AFFILIATES	9,350	4,283	165,214	(178,847)	—
INVESTMENTS IN SUBSIDIARIES	3,733	—	533,318	(537,051)	—
OTHER	8,013	1	6,428	—	14,442
TOTAL	$883,234	$5,294	$704,997	$(715,898)	$877,627

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,383	$257	$—	$—	$87,640
Accrued expenses	74,822	995	4,964	—	80,781
Billings in excess of contract revenues	8,893	—	—	—	8,893
Current portion of long term debt	1,277	—	1,162	—	2,439
Total current liabilities	172,375	1,252	6,126	—	179,753

7 3/8% SENIOR NOTES	—	—	273,248	—	273,248
REVOLVING CREDIT FACILITY	—	—	115,500	—	115,500
NOTES PAYABLE	—	—	12,995	—	12,995
DEFERRED INCOME TAXES	(1,833)	—	59,664	—	57,831
PAYABLES TO AFFILIATES	168,827	4,255	5,765	(178,847)	—
OTHER	6,601	—	171	—	6,772
Total liabilities	345,970	5,507	473,469	(178,847)	646,099

TOTAL EQUITY	537,264	(213)	231,528	(537,051)	231,528
TOTAL	$883,234	$5,294	$704,997	$(715,898)	$877,627

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$11,037	$128	$2	$—	$11,167
Accounts receivable — net	86,690	1,401	—	—	88,091
Contract revenues in excess of billings	94,731	281	—	—	95,012
Inventories	37,137	—	—	—	37,137
Prepaid expenses and other current assets	75,496	323	—	—	75,819
Total current assets	305,091	2,133	2	—	307,226

PROPERTY AND EQUIPMENT—Net	413,002	6	—	—	413,008
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	85,075	—	—	—	85,075
INVENTORIES — Noncurrent	52,602	—	—	—	52,602
INVESTMENTS IN JOINT VENTURES	4,734	—	—	—	4,734
ASSETS HELD FOR SALE—Noncurrent	9,299	—	—	—	9,299
RECEIVABLES FROM AFFILIATES	11,524	6,883	82,340	(100,747)	—
INVESTMENTS IN SUBSIDIARIES	3,695	—	636,216	(639,911)	—
OTHER	14,692	1	6,951	—	21,644
TOTAL	$899,714	$9,023	$725,509	$(740,658)	$893,588

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$102,654	$514	$17	$—	$103,185
Accrued expenses	58,192	970	9,881	—	69,043
Billings in excess of contract revenues	4,963	178	—	—	5,141
Current portion of long term debt	1,320	—	1,145	—	2,465
Total current liabilities	167,129	1,662	11,043	—	179,834

7 3/8% SENIOR NOTES	—	—	272,998	—	272,998
REVOLVING CREDIT FACILITY	—	—	104,111	—	104,111
NOTE PAYABLE	—	—	13,293	—	13,293
DEFERRED INCOME TAXES	(1,833)	—	70,282	—	68,449
PAYABLES TO AFFILIATES	88,573	6,433	5,741	(100,747)	—
OTHER	6,862	—	151	—	7,013
Total liabilities	260,731	8,095	477,619	(100,747)	645,698

TOTAL EQUITY	638,983	928	247,890	(639,911)	247,890
TOTAL	$899,714	$9,023	$725,509	$(740,658)	$893,588

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$170,451	$703	$—	$(568)	$170,586
Costs of contract revenues	(153,173)	(1,799)	—	568	(154,404)
Gross profit	17,278	(1,096)	—	—	16,182
OPERATING EXPENSES:
General and administrative expenses	16,789	—	6	—	16,795
Loss on sale of assets—net	11	—	—	—	11
Operating income (loss)	478	(1,096)	(6)	—	(624)
Interest expense—net	(11)	—	(5,571)	—	(5,582)
Equity in earnings (loss) of subsidiaries	6	—	(434)	428	—
Equity in earnings of joint ventures	1	—	—	—	1
Other income (expense)	215	(7)	—	—	208
Loss from continuing operations before income taxes	689	(1,103)	(6,011)	428	(5,997)
Income tax (provision) benefit	—	(14)	2,288	—	2,274
Income (loss) from continuing operations	689	(1,117)	(3,723)	428	(3,723)
Loss from discontinued operations, net of income taxes	(20,900)	—	(13,065)	20,900	(13,065)
Net loss	$(20,211)	$(1,117)	$(16,788)	$21,328	$(16,788)

Comprehensive loss	$(20,945)	$(1,145)	$(17,550)	$22,090	$(17,550)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$163,579	$—	$—	$(460)	$163,119
Costs of contract revenues	(142,183)	(1,406)	—	460	(143,129)
Gross profit	21,396	(1,406)	—	—	19,990
OPERATING EXPENSES:
General and administrative expenses	20,085	4	—	—	20,089
Gain on sale of assets—net	(10)	—	—	—	(10)
Operating income (loss)	1,321	(1,410)	—	—	(89)
Interest expense—net	(181)	—	(5,540)	—	(5,721)
Equity in loss of subsidiaries	(82)	—	(1,149)	1,231	—
Equity in loss of joint ventures	(115)	—	—	—	(115)
Other expense	(755)	(8)	—	—	(763)
Income (loss) before income taxes	188	(1,418)	(6,689)	1,231	(6,688)
Income tax (provision) benefit	(1)	—	2,654	—	2,653
Net income (loss)	$187	$(1,418)	$(4,035)	$1,231	$(4,035)

Comprehensive income (loss)	$187	$(1,009)	$(3,626)	$822	$(3,626)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	4,489	(14)	(9,535)	—	(5,060)

INVESTING ACTIVITIES:
Purchases of property and equipment	(17,452)	—	—	—	(17,452)
Proceeds from dispositions of property and equipment	265	—	—	—	265
Changes in restricted cash	7,035	—	—	—	7,035
Net change in accounts with affiliates	—	—	(82,783)	82,783	—
Transfer to parent	—	—	81,000	(81,000)	—
Cash used in investing activities	(10,152)	—	(1,783)	1,783	(10,152)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(58)	—	(58)
Repayments of long term note payable	—	—	(283)	—	(283)
Taxes paid on settlement of vested share awards	—	—	(164)	—	(164)
Repayments of equipment debt	(376)	—	—	—	(376)
Net change in accounts with affiliates	82,441	342	—	(82,783)	—
Transfer to parent	(81,000)	—	—	81,000	—
Exercise of options and purchases from employee stock plans	—	—	434	—	434
Borrowings under revolving loans	—	—	28,112	—	28,112
Repayments of revolving loans	—	—	(16,723)	—	(16,723)
Cash provided by financing activities	1,065	342	11,318	(1,783)	10,942

Effect of foreign currency exchange rates on cash and cash equivalents	—	(2)	—	—	(2)

Net increase (decrease) in cash and cash equivalents	(4,598)	326	—	—	(4,272)

Cash and cash equivalents at beginning of period	11,037	128	2	—	11,167

Cash and cash equivalents at end of period	$6,439	$454	$2	$—	$6,895

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$14,147	$(787)	$(10,400)	$—	$2,960

INVESTING ACTIVITIES:
Purchases of property and equipment	(14,917)	—	—	—	(14,917)
Proceeds from dispositions of property and equipment	25	—	—	—	25
Net change in accounts with affiliates	26,753	—	—	(26,753)	—
Cash provided by investing activities	11,861	—	—	(26,753)	(14,892)

FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(265)	—	(265)
Repayments of term loan facility	—	—	(1,250)	—	(1,250)
Repayment of equipment debt	(367)	—	—	—	(367)
Net change in accounts with affiliates	(629)	376	(26,500)	26,753	—
Transfer to parent	(23,000)	—	23,000	—	—
Exercise of options and purchases from employee stock plans	—	—	415	—	415
Borrowings under revolving loans	—	—	38,000	—	38,000
Repayments of revolving loans	—	—	(23,000)	—	(23,000)
Cash provided by (used in) financing activities	(23,996)	376	10,400	26,753	13,533

Effect of foreign currency exchange rates on cash and cash equivalents	—	109	—	—	109

Net increase (decrease) in cash and cash equivalents	2,012	(302)	—	—	1,710

Cash and cash equivalents at beginning of period	12,035	2,147	2	—	14,184

Cash and cash equivalents at end of period	$14,047	$1,845	$2	$—	$15,894

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary note regarding forward-looking statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2016, and in other securities filings by Great Lakes with the SEC.

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

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 42% over the prior three years, including 61%, 39%, 27% and 38% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2017, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 73% of dredging revenues, above the Company’s prior three year average of 66%.

The Company’s environmental & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. The environmental & infrastructure segment, which is comprised of Great Lakes Environmental & Infrastructure, LLC (“GLEI”) and Terra Contracting Services, LLC (“Terra”), accounted for 11% of total revenues in the first three months of 2017.

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments. The Company has determined that dredging, GLEI and Terra are the Company’s three reporting units.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Contract revenues	100.0%	100.0%
Costs of contract revenues	(90.5)	(87.7)
Gross profit	9.5	12.3
General and administrative expenses	9.8	12.4
(Gain) loss on sale of assets—net	—	—
Operating loss	(0.3)	(0.1)
Interest expense—net	(3.3)	(3.5)
Equity in earnings (loss) of joint ventures	—	(0.1)
Other income (expense)	0.1	(0.5)
Loss from continuing operations before income taxes	(3.5)	(4.2)
Income tax benefit	1.3	1.6
Loss from continuing operations	(2.2)	(2.6)
Loss from discontinued operations, net of income taxes	(7.7)	—
Net loss	(9.9)	(2.6)

Adjusted EBITDA from continuing operations	8.3%	7.9%

Adjusted EBITDA from continuing operations, as provided herein, represents net income, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate the performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income (loss):

	Three Months Ended
	March 31,
	2017	2016
(in thousands)
Net loss	$(16,788)	$(4,035)
Loss from discontinued operations, net of income taxes	(13,065)	—
Loss from continuing operations	(3,723)	(4,035)
Adjusted for:
Interest expense—net	5,582	5,721
Income tax benefit	(2,274)	(2,653)
Depreciation and amortization	14,571	13,928
Adjusted EBITDA from continuing operations	$14,156	$12,961

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended
	March 31,
Revenues (in thousands)	2017	2016	Change
Dredging:
Capital—U.S.	$66,601	$51,937	28.2%
Capital—foreign	19,154	1,509	1,169.3%
Coastal protection	40,335	47,213	(14.6)%
Maintenance	21,913	37,583	(41.7)%
Rivers & lakes	5,051	6,771	(25.4)%
Total dredging revenues	153,054	145,013	5.5%
Environmental & infrastructure	19,224	19,090	0.7%
Intersegment revenue	(1,692)	(984)	72.0%
Total revenues	$170,586	$163,119	4.6%

For the three months ended March 31, 2017, total revenue was $170.6 million, up from $163.1 million for the same period in the prior year, representing an increase of $7.5 million or 5%. For the three months ended March 31, 2017, the Company experienced increases in domestic capital, foreign capital and environmental & infrastructure revenues which were partially offset by decreases in coastal protection, maintenance and rivers & lakes revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging for the three months ended March 31, 2017 was $66.6 million compared to $51.9 million for the same period in 2016. The increase in domestic capital dredging revenues for the three months ended March 31, 2017 was largely attributable to revenue earned on coastal restoration projects in Louisiana and the Savannah Harbor deepening project. The increased revenue from these projects during the first quarter of 2017 was partially offset by greater revenue earned on a liquefied natural gas (“LNG”) project in Texas during the same period of 2016. Further, work on a deepening project on the Delaware River and a project in Florida also contributed to revenue for the three months ended March 31, 2017.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the first quarter of 2017, foreign dredging was $19.2 million, an increase of $17.6 million, as compared to the same period in the prior year. Revenue for the three months ended March 31, 2017 was attributable to a project in Saudi Arabia, two projects in Bahrain and a project in Brazil. In comparison, revenue for the first three months of 2016 was driven by the final stages of demobilization on the Suez Canal project.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the three months ended March 31, 2017 was $40.3 million, down $6.9 million or 15%, from $47.2 million for the first three months of 2016. The decrease in coastal protection revenue for the first three months of 2017 was attributable to a lower amount of revenue earned on large projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and recent winter storms as compared to the first quarter of 2016. In addition, the prior year included revenue from projects in Florida that were not worked in the current year. This decrease was partially offset by greater revenue earned on a coastal protection project in Virginia. A project in Delaware also contributed to revenue during the first quarter of 2017.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue for the first quarter of 2017 was $21.9 million, down $15.7 million, or 42%, from $37.6 million for the same period in the prior year. The decrease in maintenance dredging revenues for the first three months of 2017 was mostly attributable to prior year revenue earned on large projects in Georgia, Florida and Massachusetts that did not repeat during the current year. The decrease was partially offset by a greater amount of maintenance revenue earned in New York and New Jersey as compared to the first quarter of 2016. Maintenance projects in Maryland, North Carolina, Pennsylvania, Florida and Delaware also contributed to revenue during the first three months of 2017.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue for the three months ended March 31, 2017 was $5.1 million, down $1.7 million, or 25%, from $6.8 million in the first quarter of 2016. The decrease in rivers & lakes revenue for the first three months of 2017 was driven by a greater amount of revenue earned on a reservoir project in Kansas, which was able to operate during the winter months, in the prior year. This decrease was partially offset by revenue earned on projects in New Jersey, Florida, Mississippi and Illinois.

The environmental & infrastructure segment’s services include environmental and geotechnical construction, specifically, slurry wall construction, in-situ stabilization, large scale reclamation and habitat restoration. In addition, the segment provides remediation services which involve the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. For the three months ended March 31, 2017, the environmental & infrastructure segment recorded revenues of $19.2 million, a $0.1 million, or 1%, increase from $19.1 million for the same prior year period. Environmental & infrastructure revenue for the first three months of 2017 included work on remediation projects in Florida, New Jersey and Colorado and a geotechnical project in California. Revenue on these projects was mostly offset by a greater amount of revenue earned in the environmental & infrastructure’s service lines during the first quarter of 2016. During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line. Further, a greater amount of revenue was earned on a large mine project in Washington during the prior year period.

Consolidated gross profit for the three months ended March 31, 2017 was $16.2 million, down $3.8 million or 19%, compared to $20.0 million in the same period of the prior year. Gross profit margin for the three months ended March 31, 2017 decreased to 9.5% from 12.3% in the first quarter of 2016. The decrease in gross profit for the three months ended March 31, 2017 was attributable to fewer domestic dredging projects with strong performance and higher maintenance expense, driven by a higher number of dry dockings during the first quarter of 2017 than in the comparable quarter of the prior year. In comparison, the Company experienced strong performance on several coastal protection and maintenance projects during the prior year period. This decrease in gross profit was partially offset by stronger contract margins and lower overhead in the environmental & infrastructure segment, primarily related to improved absorption of the segment’s downsized fleet of equipment, and stronger margins on foreign capital and certain domestic capital projects, specifically coastal restoration projects in Louisiana, during the first quarter of 2017 as compared to the prior year period.

General and administrative expenses for the three months ended March 31, 2017 and 2016 totaled $16.8 million and $20.1 million, respectively. The $3.3 million change in general and administrative expenses was mostly attributable to a $2.4 million decrease in payroll and benefits primarily related to the service lines of the environmental & infrastructure segment’s business sold in the fourth quarter of 2016 and a $1.3 million decrease in legal and professional fees during the first three months of 2017.

For the three months ended March 31, 2017, the Company experienced an operating loss of $0.6 million, a change of $0.5 million, from an operating loss of $0.1 million in the same prior year period. The change in the Company’s operating loss for the first three months of 2017 was attributable to a decrease in gross profit partially offset by a decrease in general and administrative expenses, as described above.

Net interest expense for the three months ended March 31, 2017 was $5.6 million, down $0.1 million, or 2%, from interest expense of $5.7 million for the same period in the prior year. The change in interest expense was mostly attributable to a decrease in expense related to the Company’s senior secured term loan facility, which was paid in full during the fourth quarter of 2016, mostly offset by an increase in expense associated with the Company’s revolving credit facility.

For the three months ended March 31, 2017 and 2016, the income tax benefit was $2.3 million and $2.7 million, respectively. The effective tax rate for the three months ended March 31, 2017 was 37.9%, in line with the effective tax rate of 39.7% for the same period of 2016.

The Company experienced a net loss from continuing operations of $3.7 million and a diluted loss per share attributable to continuing operations of $0.06 for the three months ended March 31, 2017, compared to a net loss from continuing operations of $4.0 million and a diluted loss per share attributable to continuing operations of $0.07 for the same period of 2016. The change in net loss from continuing operations for the first three months of 2017 was driven by the change in operating loss, as described above, partially offset by a $1.1 million improvement in equity in earnings (loss) of joint ventures and other income (expense) during the current year period.

Adjusted EBITDA from continuing operations (as defined on page 28) for the three months ended March 31, 2017 was $14.2 million, up $1.2 million, or 9%, from Adjusted EBITDA from continuing operations of $13.0 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the current year period was attributable to the positive change in equity in earnings (loss) of joint ventures and other income (expense) and a decrease in general and administrative expenses partially offset by lower gross profit, as described above, compared to the first quarter of 2016.

Results by segment

Dredging

Dredging segment revenues for the three months ended March 31, 2017 were $153.1 million, up $8.0 million, or 6%, compared to revenues of $145.0 million for the same prior year period. For the three months ended March 31, 2017, the dredging segment experienced increases in domestic and foreign capital revenues which were partially offset by decreases in maintenance, coastal protection and rivers & lakes revenues. The increase in current year revenues was driven by coastal restoration projects in Louisiana, the Savannah Harbor deepening project and a foreign capital project in Saudi Arabia. In comparison, revenue during the first three months of 2016 was driven by a greater amount of revenue earned on large coastal protection projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and recent winter storm events, maintenance work in Georgia, Florida and Massachusetts and a reservoir project in Kansas.

For the three months ended March 31, 2017, the dredging segment gross profit was $14.5 million, down from a gross profit of $23.4 million in the same period of 2016. Further, dredging segment gross profit margin for the three months ended March 31, 2017 decreased to 9.5% from gross profit margin of 16.1% for the first quarter of 2016. The decrease in dredging segment gross profit for the three months ended March 31, 2017 was attributable to fewer domestic dredging projects with strong performance and higher maintenance expense, driven by a higher number of dry dockings during the first quarter of 2017 than in the comparable quarter of the prior year. In comparison, the Company experienced strong performance on several coastal protection and maintenance projects during the prior year period. This decrease in gross profit was partially offset by stronger margins on foreign capital and certain domestic capital projects, specifically coastal restoration projects in Louisiana as compared to the prior year period.

For the three months ended March 31, 2017, operating income was $2.1 million, an $8.5 million decrease from $10.6 million in the first three months of 2016. The change in operating income for the first three months of 2017 is the result of lower gross profit, described above. The decrease in gross profit was partially offset by a decrease in general and administrative expenses, mostly related to a $0.9 million decrease in legal and professional fees.

Environmental & infrastructure

Environmental & infrastructure segment revenues for the three months ended March 31, 2017 were $19.2 million, up $0.1 million, or 1%, from revenue of $19.1 million for the first three months of 2016. Environmental & infrastructure revenues for the first three months of 2017 included work on remediation projects in Florida, New Jersey and Colorado and a geotechnical project in California. Revenue on these projects was mostly offset by a greater amount of revenue earned in the environmental & infrastructure’s service lines during the first quarter of 2016. During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line. Further, a greater amount of revenue was earned on a large mine project in Washington during the prior year period.

The environmental & infrastructure segment experienced a gross profit of $1.7 million and a negative gross profit of $3.4 million for the three months ended March 31, 2017 and 2016, respectively. For the first three months of 2017, the environmental & remediation segment experienced a gross profit margin of 8.9% compared to a negative gross profit margin of 17.6% for the same period of the prior year. The change in gross profit during the current year period was driven by stronger contract margins and lower overhead, primarily related to improved absorption of the segment’s downsized fleet of equipment, during the first quarter of 2017 as compared to the prior year period.

For the three months ended March 31, 2017, the environmental & infrastructure segment experienced an operating loss of $2.7 million compared to an operating loss of $10.7 million for the same period of the prior year. The $8.0 million change in operating loss for the three months ended March 31, 2017 is mostly attributable to the improved gross profit, as described above, and a decrease in general and administrative expenses, specifically, a $1.9 million decrease in payroll and benefits primarily related to the service lines of the environmental & infrastructure segment’s business which was sold in the fourth quarter of 2016 and $0.3 million decrease in legal and professional fees. Operating loss was also positively impacted by a $0.7 million improvement in other income (expense) during the current year period.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2017	2016	2016
Dredging:
Capital - U.S.	$262,609	$234,575	$386,638
Capital - foreign	20,009	22,025	1,750
Coastal protection	85,228	109,871	124,949
Maintenance	48,146	56,929	43,931
Rivers & lakes	40,591	44,298	75,898
Dredging Backlog	456,583	467,698	633,166
Environmental & infrastructure	59,707	37,645	77,266
Total Backlog	$516,290	$505,343	$710,432

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 61% of the Company’s March 31, 2017 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2017 quarter ended March 31, 2017 totaled $177.9 million. This represents an increase of $51.7 million compared to the first three months of 2016. Awards during the current year period include a coastal restoration project in the Gulf of Mexico, maintenance projects in Louisiana, Texas, North Carolina and Connecticut and a coastal protection project in New Jersey. The bid market for the three months ended March 31, 2017 was up compared to the prior year primarily due to the award of an $88 million coastal restoration project in the Gulf of Mexico during the first quarter of 2017. For the contracts awarded in the current year, the Company won 100%, or $11.2 million, of the coastal protection projects, 86%, or $88.5 million, of the domestic capital projects, 19%, or $12.0 million, of the maintenance projects and no rivers & lakes projects through March 31, 2017. The Company won 63% of the overall domestic bid market for the first three months of 2017, which is above the Company’s prior three year average of 42%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $456.6 million at March 31, 2017 compared to $467.7 million of backlog at December 31, 2016. These amounts do not reflect approximately $32.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2017. At December 31, 2016 the amount of domestic low bids and options pending award was $24.6 million.

Domestic capital dredging backlog at March 31, 2017 was $28.0 million higher than at December 31, 2016. During the first three months of 2017, the Company was awarded an $88 million coastal restoration project in the Gulf of Mexico. For the three months ended March 31, 2017, the Company continued to earn revenue on several coastal restoration projects in Louisiana, the Savannah Harbor deepening project and a deepening project on the Delaware River which were in backlog at December 31, 2016. The Company is encouraged by the new administration's focus on repairing and rebuilding America's infrastructure, including our nation's ports and waterways. The Panama Canal expansion was completed during the second quarter of 2016, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-Panamax vessels. The Company anticipates that Jacksonville will likely be the next port that will be let for bid, potentially in the third quarter of 2017. Further, Charleston and Port Everglades continue to look promising to potentially commence their port deepening projects in 2018. In April 2016, the federal court in New Orleans approved the October 2015 settlement, of approximately $20 billion, between the United States, the five Gulf States and BP for damages from the Deepwater Horizon oil spill. Louisiana will receive a minimum of $6.8 billion for claims related to natural resource damages under the Oil Pollution Act, Clean Water Act civil penalties, and the State’s various economic claims. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill, including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid.

Foreign capital dredging backlog at March 31, 2017 was $2.0 million lower than at December 31, 2016. During the first three months of 2017, the Company was awarded a sand supply project in the Middle East. Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism, all of which are expected to add nearly 400 viable dredging projects over the next six years. Besides the Middle East, the Company is working on projects and continues to pursue ancillary work in South America where we have positioned a clamshell dredge and operate as a reputable regional provider. The Company expects the additional opportunities globally to provide a continued source of future international dredging revenue.

Coastal protection dredging backlog at March 31, 2017 was $24.6 million lower than at December 31, 2016. In the first three months of 2017, the Company was awarded an option on a coastal protection project in New Jersey. In comparison, the Company was awarded a larger coastal protection project in Virginia during the prior year period. During the first three months of 2017, the Company continued to earn revenue on several large coastal protection projects in New Jersey and New York as well as on the large project in Virginia which were in backlog at December 31, 2016. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to extend through 2017. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms.

Maintenance dredging backlog was down $8.8 million from December 31, 2016. During the first three months of 2017, the Company was awarded maintenance projects in North Carolina, Maryland and Delaware. During the first three months of 2017, the Company continued to earn revenue on projects in Maryland, Pennsylvania, Florida and Delaware which were in backlog at December 31, 2016. Congressional leaders recently agreed to a budget for fiscal year 2017. The Company expects it to be sent to the President for his signature later this week or next.  Despite the delay, the Company believes the budget agreed to by Congressional leaders would be beneficial to the Company because it provides for a record budget for the Corps of $6 billion and exceeds the increase in Harbor

Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. Further, the House and the Senate passed the water resources development bill, rebranded as the Water Infrastructure Improvements for the Nation Act (“WIIN”) during the fourth quarter of 2016. WIIN emphasizes previous Water Resources Reform and Development Act (“WRRDA”) language which calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WIIN ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2017 and beyond.

Rivers & lakes backlog at March 31, 2017 was down by $3.7 million from backlog at December 31, 2016. For the three months ended March 31, 2017, the Company continued to earn revenue on projects in New Jersey, Florida, Mississippi, Illinois and a reservoir project in Kansas which were in backlog at December 31, 2016. The Corps’ work plan for fiscal year 2017 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream, in addition to planned levee repair along the Mississippi River. Additionally, the Company’s rivers & lakes dredges are well suited for inland marsh projects in Louisiana that are expected to be let to bid through the Coastal Protection and Restoration Authority over the next year.

Environmental & infrastructure services backlog increased $22.1 million from December 31, 2016. During the first three months of 2017, the Company was awarded a levee project in California, remediation projects in New Jersey and South Dakota and two geotechnical projects in California. For the three months ended March 31, 2017, the Company continued to earn revenue on remediation projects in Florida, New Jersey and Colorado which were in backlog at December 31, 2016. As part of the environmental & infrastructure segment’s initiatives, the Company intends to focus on geographical expansion in the geotechnical services business. The Company anticipates an increase in levee work in 2017 due to the recent flooding in the Northwest. Additionally, the Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the Environmental Protection Agency’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by (used in) operating activities for the three months ended March 31, 2017 and 2016 totaled $(5.1) million and $3.0 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash used in operating activities in the first three months of 2017 compared to the same period in the prior year was driven by a greater investment in working capital during the current year period.

The Company’s cash flows used in investing activities for the first three months of 2017 and 2016 totaled $10.2 million and $14.9 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended March 31, 2017, the Company spent $13.4 million on the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), compared to $8.4 million in the same period in the prior year. In connection with the termination of the Company’s former revolving credit facility, the Company was required to issue cash collateral of $7.0 million related to two letters of credit during the fourth quarter of 2016. During the first quarter of 2017, new letters of credit were issued under the Company’s new credit facility and the cash used to collateralize the previous letters of credit was paid back in full to the Company.

The Company’s cash flows provided by financing activities for the three months ended March 31, 2017 and 2016 totaled $10.9 million and $13.5 million, respectively. The decrease in net cash flows provided by financing activities is primarily due to net borrowings on the Company’s revolver during the first three months of 2017 of $11 million, compared to net borrowings of $15 million for the same period in the prior year. Further, the Company had a $1.5 million payment on the senior secured term loan facility during the prior year period. The senior secured term loan facility was paid in full during the fourth quarter of 2016.

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

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00. The Credit Parties are also restricted in the amount of capital expenditures they may make in each of the next three fiscal years. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement were or will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Credit Agreement matures on December 30, 2019; provided that the maturity date would be accelerated to November 3, 2018 if the Company fails to refinance its unsecured senior notes that mature February 1, 2019. The refinanced notes must have a maturity on or after March 31, 2020.

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

Interest on the senior secured revolving credit facility of the Credit Agreement is equal to either a Base Rate option or LIBOR option, at the Company’s election. The Base Rate option is (1) the base commercial lending rate of PNC Bank, National Association, as publically announced plus (2)(a) an interest margin of 2.0% or (b) after the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Credit Agreement (commencing with the fiscal quarter ending December 31, 2017, the “Adjustment Date”), an interest margin ranging between 1.5% and 2.0% depending on the quarterly average undrawn availability on the senior secured revolving credit facility.  The LIBOR option is the sum of (1) LIBOR and (2)(a) an interest margin of 3.0% or (b) after the Adjustment Date, an interest rate margin ranging between 2.5% to 3.0% per annum depending on the quarterly average undrawn availability on the senior secured revolving credit facility. The Credit Agreement is subject to an unused fee ranging from 0.25% to 0.375% per annum depending on the amount of average daily outstandings under the senior secured revolving credit facility.

As of March 31, 2017, the Company had $115.5 million of borrowings on the revolver and $62.7 million of letters of credit outstanding, resulting in $45.1 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants.

Surety agreements

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety, Liberty Mutual Insurance Company and Zurich American Insurance Company (“Zurich”), under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At March 31, 2017, the Company had outstanding performance bonds totaling approximately $1,189.0 million, of which $44.9 million relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $429.6 million.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure. In February 2017, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20 million for failure of the contractor to perform in accordance with the terms of a project. We expect that Zurich will draw upon the letter of credit. As the outstanding letters of credit previously reduced our availability under the revolving credit facility, this draw down on our letter of credit will not impact our liquidity or capital availability.

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement.  The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations.  The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 10 to the Company’s condensed consolidated financial statements.

Senior notes

In January 2011, the Company issued $250 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. Approximately $180 million of the net proceeds from the original issuance of the senior notes were used to prepay all of the Company’s 7.75% senior subordinated notes due December 2013, including prepayment premiums and accrued and unpaid interest.  In November 2014, the Company issued an additional $25 million in aggregate principal amount of its 7.375% senior notes due February 1, 2019. The proceeds from this issuance were used to repay indebtedness incurred under our senior secured revolving credit facility in connection with the acquisition of Magnus Pacific Corporation and for general corporate purposes. The indenture governing the senior notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on its assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by its restricted subsidiaries and (viii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture governing the senior notes.

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

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1 to the Company’s December 31, 2016 Consolidated Financial Statements included on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2017 has not materially changed since December 31, 2016. The market risk profile of the Company on December 31, 2016 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended March 31, 2017 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Second Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and Kyle D. Johnson, dated as of April 17, 2017. †*

10.2	Consulting Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of March 1, 2017. †*

10.3	Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017. † (1)

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1) Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on May 1, 2017 (Commission file no. 001-33225).
* Filed herewith
† Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date:  May 3, 2017

EXHIBIT INDEX

Number	Document Description

10.1	Second Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and Kyle D. Johnson, dated as of April 17, 2017. †*

10.2	Consulting Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of March 1, 2017. †*

10.3	Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017. † (1)

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1) Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on May 1, 2017 (Commission file no. 001-33225).
* Filed herewith
† Compensatory plan or arrangement