Form 10-Q
period 2017-06-30
Great Lakes Dredge & Dock CORP
filed 2017-08-03
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, 61,405,170 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2017

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,643	$11,167
Accounts receivable—net	61,957	88,091
Contract revenues in excess of billings	90,830	95,012
Inventories	35,770	37,137
Prepaid expenses and other current assets	54,199	75,819
Total current assets	255,399	307,226

PROPERTY AND EQUIPMENT—Net	416,058	413,008
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,779	85,075
INVENTORIES—Noncurrent	55,460	52,602
INVESTMENTS IN JOINT VENTURES	4,794	4,734
ASSETS HELD FOR SALE—Noncurrent	8,991	9,299
OTHER	14,007	21,644
TOTAL	$839,488	$893,588

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,543	$103,185
Accrued expenses	40,727	69,043
Billings in excess of contract revenues	5,013	5,141
Current portion of long term debt	2,845	2,465
Total current liabilities	126,128	179,834

8% SENIOR NOTES	320,614	—
7 3/8% SENIOR NOTES	—	272,998
REVOLVING CREDIT FACILITY	86,000	104,111
NOTES PAYABLE	12,696	13,293
DEFERRED INCOME TAXES	55,875	68,449
OTHER	7,377	7,013
Total liabilities	608,690	645,698

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 61,683 and 61,240 shares issued; 61,405 and 60,962 shares outstanding at June 30, 2017 and December 31, 2016, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	288,167	286,303
Accumulated deficit	(53,323)	(35,841)
Accumulated other comprehensive loss	(2,619)	(1,145)
Total equity	230,798	247,890
TOTAL	$839,488	$893,588

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Contract revenues	$176,859	$192,192	$347,445	$355,311
Costs of contract revenues	151,085	167,936	305,489	311,065
Gross profit	25,774	24,256	41,956	44,246
General and administrative expenses	17,267	19,751	34,062	39,840
Loss on sale of assets—net	169	687	180	677
Operating income	8,338	3,818	7,714	3,729
Interest expense—net	(6,441)	(5,903)	(12,023)	(11,624)
Equity in earnings (loss) of joint ventures	(1,468)	128	(1,467)	13
Loss on extinguishment of debt	(2,330)	—	(2,330)	—
Other expense	(285)	(518)	(77)	(1,281)
Loss from continuing operations before income taxes	(2,186)	(2,475)	(8,183)	(9,163)
Income tax benefit	1,124	756	3,398	3,409
Loss from continuing operations	(1,062)	(1,719)	(4,785)	(5,754)
Income (loss) from discontinued operations, net of income taxes	368	—	(12,697)	—
Net loss	$(694)	$(1,719)	$(17,482)	$(5,754)

Basic loss per share attributable to continuing operations	$(0.02)	$(0.03)	$(0.08)	$(0.10)
Basic loss per share attributable to discontinued operations, net of tax	—	—	(0.21)	—
Basic loss per share	$(0.02)	$(0.03)	$(0.29)	$(0.10)
Basic weighted average shares	61,342	60,711	61,204	60,609

Diluted loss per share attributable to continuing operations	$(0.02)	$(0.03)	$(0.08)	$(0.10)
Diluted loss per share attributable to discontinued operations, net of tax	—	—	(0.21)	—
Diluted loss per share	$(0.02)	$(0.03)	$(0.29)	$(0.10)
Diluted weighted average shares	61,342	60,711	61,204	60,609

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(694)	$(1,719)	$(17,482)	$(5,754)
Currency translation adjustment—net of tax (1)	6	148	(22)	557
Net unrealized gain on derivatives—net of tax (2)	(718)	—	(1,452)	—
Other comprehensive income (loss)—net of tax	(712)	148	(1,474)	557
Comprehensive loss	$(1,406)	$(1,571)	$(18,956)	$(5,197)

(1)

Net of income tax provision of $6 and $99 for the three months ended June 30, 2017 and 2016, respectively. Net of income tax (provision) benefit of $33 and $(370) for the six months ended June 30, 2017 and 2016, respectively.

(2)	Net of income tax provision of $468 and $947 for the three and six months ended June 30, 2017.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2017	61,240	$6	(278)	$(1,433)	$286,303	$(35,841)	$(1,145)	$247,890

Share-based compensation	164	—	—	—	1,758	—	—	1,758
Vesting of restricted stock units, including impact of shares withheld for taxes	147	—	—	—	(328)	—	—	(328)
Exercise of options and purchases from employee stock plans	132	—	—	—	434	—	—	434
Net loss	—	—	—	—	—	(17,482)	—	(17,482)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(1,474)	(1,474)
BALANCE—June 30, 2017	61,683	$6	(278)	$(1,433)	$288,167	$(53,323)	$(2,619)	$230,798

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2016	60,709	$6	(278)	$(1,433)	$283,247	$(27,664)	$(1,983)	$252,173

Share-based compensation	102	—	—	—	2,006	—	—	2,006
Vesting of restricted stock units, including impact of shares withheld for taxes	71	—	—	—	(162)	—	—	(162)
Exercise of options and purchases from employee stock plans	144	—	—	—	415	—	—	415
Net loss	—	—	—	—	—	(5,754)	—	(5,754)
Other comprehensive income—net of tax	—	—	—	—	—	—	557	557
BALANCE—June 30, 2016	61,026	$6	(278)	$(1,433)	$285,506	$(33,418)	$(1,426)	$249,235

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(17,482)	$(5,754)
Loss from discontinued operations, net of income taxes	(12,697)	—
Loss from continuing operations	$(4,785)	$(5,754)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	25,629	28,820
Equity in earnings of joint ventures	(3,087)	(3,815)
Cash distributions from joint ventures	4,486	1,233
Loss on extinguishment of 7 3/8% senior notes	2,330	—
Deferred income taxes	(3,428)	(2,657)
Loss on sale of assets	180	677
Amortization of deferred financing fees	1,646	1,249
Unrealized net (gain) loss from mark-to-market valuations of derivatives	1,089	(5,605)
Unrealized foreign currency gain	(115)	(244)
Share-based compensation expense	1,758	2,006
Changes in assets and liabilities:
Accounts receivable	26,126	19,553
Contract revenues in excess of billings	4,212	6,604
Inventories	(1,536)	(4,311)
Prepaid expenses and other current assets	(693)	(4,162)
Accounts payable and accrued expenses	(34,498)	(23,456)
Billings in excess of contract revenues	51	(2,108)
Other noncurrent assets and liabilities	1,379	(770)
Net cash flows provided by operating activities of continuing operations	20,744	7,260
Net cash flows used in operating activities of discontinued operations	(20,900)	—
Cash provided by (used in) operating activities	(156)	7,260

INVESTING ACTIVITIES:
Purchases of property and equipment	(34,266)	(32,150)
Proceeds from dispositions of property and equipment	2,212	10,318
Changes in restricted cash	7,035	—
Cash used in investing activities	(25,019)	(21,832)

	Six Months Ended
	June 30,
	2017	2016
FINANCING ACTIVITIES:
Proceeds from issuance of 8% senior notes	325,000	—
Redemption of 7 3/8% senior notes	(275,000)	—
7 3/8% senior notes tender premium	(744)	—
Deferred financing fees	(4,519)	—
Repayments of long term note payable	(567)	(531)
Repayments of term loan facility	—	(2,500)
Proceeds from equipment debt	1,241	—
Repayments of equipment debt	(819)	(708)
Taxes paid on settlement of vested share awards	(328)	(162)
Exercise of options and purchases from employee stock plans	434	415
Borrowings under revolving loans	52,046	91,500
Repayments of revolving loans	(70,157)	(66,500)
Cash provided by financing activities	26,587	21,514
Effect of foreign currency exchange rates on cash and cash equivalents	64	110
Net increase in cash and cash equivalents	1,476	7,052
Cash and cash equivalents at beginning of period	11,167	14,184
Cash and cash equivalents at end of period	$12,643	$21,236

Supplemental Cash Flow Information
Cash paid for interest	$19,835	$12,815
Cash paid (refunded) for income taxes	$555	$(331)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$4,578	$4,289

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2017, and its results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016 have been included.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not anticipate that the adoption of ASU 2017-04 will have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued Accounting Standard Update No. 2016-18 (“ASU 2016-18”), Statement of Cashflows (Topic 230): Restricted Cash. The amendments require that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash or restricted cash equivalents should be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. The Company does not anticipate that the adoption of ASU 2016-18 will have a material effect on the Company’s consolidated financial statements.

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

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended June 30, 2017 and 2016, the dilutive effect of 603 thousand and 651 thousand stock options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the six months ended June 30, 2017 and 2016, the dilutive effect of 654 thousand and 523 thousand stock options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the three months ended June 30, 2017 and 2016, 1,331 thousand and 1,603 thousand stock options and restricted stock units, respectively, were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such stock options and restricted stock units were determined to be anti-dilutive. Similarly, for the six months ended June 30, 2017 and 2016, 1,455 thousand and 1,694 thousand stock options and restricted stock units, respectively, were excluded from the calculation of diluted earnings per share as such stock options and restricted stock units were determined to be anti-dilutive.

The computations for basic and diluted loss per share are as follows:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2017	2016	2017	2016

Loss from continuing operations	$(1,062)	$(1,719)	$(4,785)	$(5,754)
Income (loss) from discontinued operations, net of income taxes	368	—	(12,697)	—
Net loss	(694)	(1,719)	(17,482)	(5,754)

Weighted-average common shares outstanding — basic	61,342	60,711	61,204	60,609
Effect of stock options and restricted stock units	—	—	—	—

Weighted-average common shares outstanding — diluted	61,342	60,711	61,204	60,609

Loss per share from continuing operations — basic	$(0.02)	$(0.03)	$(0.08)	$(0.10)
Loss per share from continuing operations — diluted	$(0.02)	$(0.03)	$(0.08)	$(0.10)

3.	Accounts receivable and contracts in progress

Accounts receivable at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Completed contracts	$8,953	$18,727
Contracts in progress	41,267	53,137
Retainage	16,975	21,399
	67,195	93,263
Allowance for doubtful accounts	(763)	(747)

Total accounts receivable—net	$66,432	$92,516

Current portion of accounts receivable—net	$61,957	$88,091
Long-term accounts receivable and retainage	4,475	4,425
Total accounts receivable—net	$66,432	$92,516

The components of contracts in progress at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$579,761	$587,371
Amounts billed	(514,069)	(511,548)
Costs and earnings in excess of billings for contracts in progress	65,692	75,823
Costs and earnings in excess of billings for completed contracts	25,138	19,189
Total contract revenues in excess of billings	$90,830	$95,012

Billings in excess of costs and earnings:
Amounts billed	$(325,617)	$(268,754)
Costs and earnings for contracts in progress	320,604	263,613
Total billings in excess of contract revenues	$(5,013)	$(5,141)

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

4.	Accrued expenses

Accrued expenses at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016

Insurance	$15,905	$18,114
Payroll and employee benefits	6,441	10,028
Interest	3,268	8,660
Accumulated deficit in joint ventures	2,379	17,016
Fuel hedge contracts	1,853	—
Percentage of completion adjustment	1,758	3,322
Income and other taxes	1,592	3,208
Other	7,531	8,695
Total accrued expenses	$40,727	$69,043

5.	Long-term debt

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

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00. The Credit Parties are also restricted in the amount of capital expenditures they may make in each fiscal year. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement were or will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Credit Agreement matures on December 30, 2019.

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

Interest on the senior secured revolving credit facility of the Credit Agreement is equal to either a base rate option or LIBOR option, at the Company’s election. The base rate option is (1) the base commercial lending rate of PNC Bank, National Association, as publicly announced plus (2)(a) an interest margin of 2.0% or (b) after the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Credit Agreement (commencing with the fiscal quarter ending December 31, 2017, the “Adjustment Date”), an interest margin ranging between 1.5% and 2.0% depending on the quarterly average undrawn availability on the senior secured revolving credit facility.  The LIBOR option is the sum of (1) LIBOR and (2)(a) an interest margin of 3.0% or (b) after the Adjustment Date, an interest rate margin ranging between 2.5% to 3.0% per annum depending on the quarterly average undrawn availability on the senior secured revolving credit facility. The Credit Agreement is subject to an unused fee ranging from 0.25% to 0.375% per annum depending on the amount of average daily outstandings under the senior secured revolving credit facility.

As of June 30, 2017, the Company had $86,000 of borrowings on the revolver and $40,427 of letters of credit outstanding, resulting in $98,999 of availability under the Credit Agreement.

Prior revolving credit agreement and term loan facility

In conjunction with the Credit Agreement entered into on December 30, 2016, the senior revolving credit agreement with an aggregate principal amount of up to $199,000 and the senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50,000 were paid in full. Depending on the Company’s consolidated leverage ratio, previous borrowings under the revolving credit facility bore interest at the option of the Company at either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum. The previous borrowings under the senior secured term loan facility bore interest at a fixed rate of 4.655% per annum.

Senior Notes

In May 2017, the Company issued $325,000 of 8.000% senior notes (“8% Senior Notes”) due May 15, 2022. The 8% Senior Notes were issued at 100% of face value resulting in net proceeds of $321,653, net of underwriting fees. In connection with the issuance of the 8% Senior Notes, the Company retired all of its $275,000 of 7.375% senior notes due February 2019 for $282,638, which included a tender premium and accrued and unpaid interest. The Company used the remaining net proceeds from the debt offering to reduce the Company's indebtedness under its Credit Agreement.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. The current portion of all equipment notes is $2,845. The long term portion is $14,149 and is included in notes payable or other long term liabilities.

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

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,853	$—	$1,853	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$2,293	$—	$2,293	$—

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

As of June 30, 2017, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2018. As of June 30, 2017, there were 9.9 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through May 2018. Under these swap agreements, the Company will pay fixed prices ranging from $1.53 to $1.76 per gallon.

At June 30, 2017 the fair value liability of the fuel hedge contracts was estimated to be $1,853 and is recorded in accrued expenses. At December 31, 2016, the fair value asset of the fuel hedge contracts was estimated to be $2,293 and is recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2017 were $195. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2017 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of June 30, 2017 and December 31, 2016 is as follows:

		Fair Value at
		June 30,	December 31,
	Balance Sheet Location	2017	2016
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$—	$546
Derivatives not designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	—	1,747
Total asset derivatives		$—	$2,293

Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$1,853	$—

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cumulative translation adjustments—net of tax	$6	$148	$(22)	$557
Derivatives:
Reclassification of derivative losses to earnings—net of tax	155	—	195	—
Change in fair value of derivatives—net of tax	(873)	—	(1,647)	—
Net unrealized gain on derivatives—net of tax	(718)	—	(1,452)	—
Total other comprehensive income (loss)	$(712)	$148	$(1,474)	$557

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Location	2017	2016	2017	2016
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$257	$—	$323	$—
	Income tax benefit	102	—	128	—
		$155	$—	$195	$—

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at June 30, 2017 (see Note 5). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $331,110 at June 30, 2017, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

7.	Share-based compensation

 On May 11, 2017, the Company’s stockholders approved the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan (the “Incentive Plan”), which previously had been approved by the Company’s board of directors subject to stockholder approval.  The Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees and directors for up to 3.3 million shares of common stock, plus an additional 1.7 million shares underlying equity awards issued under the 2007 Long-Term Incentive Plan.

During the six months ended June 30, 2017, the Company granted 920 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $840 and $1,079 for the three months ended June 30, 2017 and 2016, respectively, and $1,758 and $2,006 for the six months ended June 30, 2017 and 2016, respectively.

Beginning in the first quarter of 2017, the Company includes income taxes related to share-based compensation as a component of net income.

8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety, Liberty Mutual Insurance Company and Zurich American Insurance Company (“Zurich”), under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2017, the Company had outstanding performance bonds with a notional amount of approximately $1,083,982, of which $41,260 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $347,860.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure. In February 2017, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. In May 2017, Zurich drew upon the letter of credit in the amount of $20,881. In order to fund the draw on the letter of credit, the Company had to increase the borrowings on its revolving credit facility. As the outstanding letters of credit previously reduced our availability under the revolving credit facility, this draw down on our letter of credit does not impact our liquidity or capital availability.

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

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately owned demolition company. Legal actions brought by the Company to enforce the buyer’s obligations under the sale agreement are described below.

 On January 14, 2015, the Company and our subsidiary, NASDI Holdings, LLC, brought an action in the Delaware Court of Chancery to enforce the terms of the Company’s agreement to sell NASDI and Yankee. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close. The Company seeks specific performance of the buyer’s obligation to collect and to remit the additional proceeds, and other related relief. Defendants have filed counterclaims alleging that the Company misrepresented the quality of its contracts and receivables prior to the sale. The Company denies defendants’ allegations and intends to vigorously defend against the counterclaims.

Also pursuant to the terms of the agreement to sell NASDI and Yankee and as described above, the Company agreed to keep in place surety bonds for certain pending demolition projects, and the buyer agreed to indemnify the Company for all losses relating to those bonds.  As described above, in May 2017, Zurich drew upon the Company’s letter of credit in the amount of $20,881.  On May 26, 2017, the Company and NASDI Holdings, LLC brought a second action in the Delaware Court of Chancery seeking indemnification for all losses relating to the bonds for that project.

Except as noted above, the Company has not accrued any amounts with respect to the above matters, as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

9.	Investments

The Company owns 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea is engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At June 30, 2017 and December 31, 2016, the Company had net advances to TerraSea of $4,758 and $24,696, respectively, which are recorded in prepaid expenses and other current assets. The Company has an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $2,379 and $17,016 at June 30, 2017 and December 31, 2016, respectively, which is presented in accrued expenses. The Company is in the final stages of the wind down of TerraSea with its joint venture partner.

During the second quarter of 2017, the Company and the joint venture partner agreed to a final resolution of the net advances through additional funding of the joint venture. The Company recorded additional losses of $1,458 related to this agreement during the quarter ended June 30, 2017. There are no remaining TerraSea projects at June 30, 2017.

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

As discussed in Note 8, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. Zurich could be obligated to reimburse the loss, damage and expense that may arise from the alleged default. The Company estimated its exposure to a surety bond claim, including associated expenses, to be $20,900 and has recorded this amount in discontinued operations during the six months ended June 30, 2017 as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017

Revenue	$—	$—

Loss before income taxes from discontinued operations	$—	$(20,900)
Income tax benefit	368	8,203
Loss from discontinued operations, net of income taxes	$368	$(12,697)

Magnus Pacific acquisition

On November 4, 2014, the Company acquired Magnus Pacific Corporation (“Magnus”), a California corporation, for an aggregate purchase price of approximately $40 million. Under the terms of the acquisition, the aggregate purchase price is satisfied by payment of $25 million paid at closing, the issuance of a promissory note and an earnout payment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Dredging
Contract revenues	$152,507	$153,661	$305,561	$298,674
Operating income	8,481	10,624	10,587	21,209

Environmental & infrastructure
Contract revenues	$24,711	$39,782	$43,935	$58,872
Operating loss	(143)	(6,806)	(2,873)	(17,480)

Intersegment revenues	$(359)	$(1,251)	$(2,051)	$(2,235)
Total
Contract revenues	$176,859	$192,192	$347,445	$355,311
Operating income	8,338	3,818	7,714	3,729

Foreign dredging revenue for the three and six months ended June 30, 2017 of $12,420 and $31,574, respectively, was mostly attributable to work done in the Middle East. Foreign dredging revenue for the three and six months ended June 30, 2016 was $11,683 and $13,192, respectively.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

12.	Subsidiary guarantors

The Company’s long-term debt at June 30, 2017 includes $325,000 of 8.000% senior notes due May 15, 2022. The Company’s obligations under these senior unsecured notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

In connection with the 8% Senior Notes issued in May 2017, certain of the Company’s 100% owned domestic subsidiaries were released as subsidiary guarantors of the debt. Accordingly, the 2016 financial information included below has been recast to reflect the release of these entities as subsidiary guarantors.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of June 30, 2017 and December 31, 2016;
(ii)	statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016; and
(iii)	statements of cash flows for the six months ended June 30, 2017 and 2016.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2017
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$12,958	$68	$(383)	$—	$12,643
Accounts receivable — net	59,583	3,457	—	(1,083)	61,957
Contract revenues in excess of billings	87,328	3,502	—	—	90,830
Inventories	35,770	—	—	—	35,770
Prepaid expenses and other current assets	51,554	2,622	23	—	54,199
Total current assets	247,193	9,649	(360)	(1,083)	255,399

PROPERTY AND EQUIPMENT—Net	415,509	549	—	—	416,058
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,394	385	—	—	84,779
INVENTORIES — Noncurrent	55,460	—	—	—	55,460
INVESTMENTS IN JOINT VENTURES	4,745	49	—	—	4,794
ASSETS HELD FOR SALE—Noncurrent	8,436	555	—	—	8,991
RECEIVABLES FROM AFFILIATES	48,686	17,526	172,294	(238,506)	—
INVESTMENTS IN SUBSIDIARIES	—	—	540,750	(540,750)	—
OTHER	8,162	1	5,844	—	14,007
TOTAL	$872,585	$28,714	$718,528	$(780,339)	$839,488

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,954	$672	$—	$(1,083)	$77,543
Accrued expenses	35,284	1,758	3,685	—	40,727
Billings in excess of contract revenues	5,013	—	—	—	5,013
Current portion of long term debt	1,667	—	1,178	—	2,845
Total current liabilities	119,918	2,430	4,863	(1,083)	126,128

8% SENIOR NOTES	—	—	320,614	—	320,614
REVOLVING CREDIT FACILITY	—	—	86,000	—	86,000
NOTES PAYABLE	—	—	12,696	—	12,696
DEFERRED INCOME TAXES	(1,833)	—	57,708	—	55,875
PAYABLES TO AFFILIATES	171,501	61,331	5,674	(238,506)	—
INVESTMENTS IN SUBSIDIARIES	30,927	—	—	(30,927)	—
OTHER	7,221	(19)	175	—	7,377
Total liabilities	327,734	63,742	487,730	(270,516)	608,690

TOTAL EQUITY	544,851	(35,028)	230,798	(509,823)	230,798
TOTAL	$872,585	$28,714	$718,528	$(780,339)	$839,488

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$10,414	$751	$2	$—	$11,167
Accounts receivable — net	75,412	14,242	—	(1,563)	88,091
Contract revenues in excess of billings	91,478	3,534	—	—	95,012
Inventories	37,137	—	—	—	37,137
Prepaid expenses and other current assets	73,131	2,688	—	—	75,819
Total current assets	287,572	21,215	2	(1,563)	307,226

PROPERTY AND EQUIPMENT—Net	407,516	5,492	—	—	413,008
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,643	432	—	—	85,075
INVENTORIES — Noncurrent	52,602	—	—	—	52,602
INVESTMENTS IN JOINT VENTURES	4,685	49	—	—	4,734
ASSETS HELD FOR SALE—Noncurrent	8,390	909	—	—	9,299
RECEIVABLES FROM AFFILIATES	58,284	16,807	82,340	(157,431)	—
INVESTMENTS IN SUBSIDIARIES	—	—	636,216	(636,216)	—
OTHER	14,692	1	6,951	—	21,644
TOTAL	$918,384	$44,905	$725,509	$(795,210)	$893,588

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$101,795	$2,879	$17	$(1,506)	$103,185
Accrued expenses	55,940	3,222	9,881	—	69,043
Billings in excess of contract revenues	4,699	499	—	(57)	5,141
Current portion of long term debt	305	1,015	1,145	—	2,465
Total current liabilities	162,739	7,615	11,043	(1,563)	179,834

7 3/8% SENIOR NOTES	—	—	272,998	—	272,998
REVOLVING CREDIT FACILITY	—	—	104,111	—	104,111
NOTE PAYABLE	—	—	13,293	—	13,293
DEFERRED INCOME TAXES	(1,833)	—	70,282	—	68,449
PAYABLES TO AFFILIATES	80,769	70,921	5,741	(157,431)	—
INVESTMENTS IN SUBSIDIARIES	32,000	—	—	(32,000)	—
OTHER	5,925	937	151	—	7,013
Total liabilities	279,600	79,473	477,619	(190,994)	645,698

TOTAL EQUITY	638,784	(34,568)	247,890	(604,216)	247,890
TOTAL	$918,384	$44,905	$725,509	$(795,210)	$893,588

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$174,360	$3,061	$—	$(562)	$176,859
Costs of contract revenues	(149,800)	(1,847)	—	562	(151,085)
Gross profit	24,560	1,214	—	—	25,774
OPERATING EXPENSES:
General and administrative expenses	16,848	425	(6)	—	17,267
(Gain) loss on sale of assets—net	266	(97)	—	—	169
Operating income	7,446	886	6	—	8,338
Interest expense—net	315	(325)	(6,431)	—	(6,441)
Equity in earnings of subsidiaries	1,644	—	6,569	(8,213)	—
Equity in loss of joint ventures	(1,468)	—	—	—	(1,468)
Loss on extinguishment of debt	—	—	(2,330)	—	(2,330)
Other income (expense)	(506)	221	—	—	(285)
Income (loss) from continuing operations before income taxes	7,431	782	(2,186)	(8,213)	(2,186)
Income tax benefit	—	—	1,124	—	1,124
Income (loss) from continuing operations	7,431	782	(1,062)	(8,213)	(1,062)
Income from discontinued operations, net of income taxes	—	—	368	—	368
Net income (loss)	$7,431	$782	$(694)	$(8,213)	$(694)

Comprehensive income (loss)	$6,713	$788	$(1,406)	$(7,501)	$(1,406)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$177,749	$15,551	$—	$(1,108)	$192,192
Costs of contract revenues	(148,127)	(20,917)	—	1,108	(167,936)
Gross profit	29,622	(5,366)	—	—	24,256
OPERATING EXPENSES:
General and administrative expenses	16,356	3,450	(55)	—	19,751
(Gain) loss on sale of assets—net	690	(3)	—	—	687
Operating income (loss)	12,576	(8,813)	55	—	3,818
Interest expense—net	171	(355)	(5,719)	—	(5,903)
Equity in earnings (loss) of subsidiaries	(7,808)	—	3,190	4,618	—
Equity in earnings of joint ventures	128	—	—	—	128
Other income (expense)	(526)	8	—	—	(518)
Income (loss) before income taxes	4,541	(9,160)	(2,474)	4,618	(2,475)
Income tax benefit	1	—	755	—	756
Net income (loss)	$4,542	$(9,160)	$(1,719)	$4,618	$(1,719)

Comprehensive income (loss)	$4,542	$(9,012)	$(1,571)	$4,470	$(1,571)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$344,298	$4,277	$—	$(1,130)	$347,445
Costs of contract revenues	(302,340)	(4,279)	—	1,130	(305,489)
Gross profit	41,958	(2)	—	—	41,956
OPERATING EXPENSES:
General and administrative expenses	33,326	736	—	—	34,062
(Gain) loss on sale of assets—net	260	(80)	—	—	180
Operating income (loss)	8,372	(658)	—	—	7,714
Interest expense—net	637	(658)	(12,002)	—	(12,023)
Equity in earnings of subsidiaries	1,041	—	6,135	(7,176)	—
Equity in loss of joint ventures	(1,467)	—	—	—	(1,467)
Loss on extinguishment of debt	—	—	(2,330)	—	(2,330)
Other income (expense)	(463)	386	—	—	(77)
Income (loss) from continuing operations before income taxes	8,120	(930)	(8,197)	(7,176)	(8,183)
Income tax (provision) benefit	—	(14)	3,412	—	3,398
Income (loss) from continuing operations	8,120	(944)	(4,785)	(7,176)	(4,785)
Loss from discontinued operations, net of income taxes	(20,900)	—	(12,697)	20,900	(12,697)
Net loss	$(12,780)	$(944)	$(17,482)	$13,724	$(17,482)

Comprehensive loss	$(14,232)	$(966)	$(18,956)	$15,198	$(18,956)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$332,328	$24,628	$—	$(1,645)	$355,311
Costs of contract revenues	(277,090)	(35,620)	—	1,645	(311,065)
Gross profit	55,238	(10,992)	—	—	44,246
OPERATING EXPENSES:
General and administrative expenses	32,915	6,980	(55)	—	39,840
(Gain) loss on sale of assets—net	681	(4)	—	—	677
Operating income (loss)	21,642	(17,968)	55	—	3,729
Interest expense—net	368	(733)	(11,259)	—	(11,624)
Equity in earnings (loss) of subsidiaries	(16,781)	—	2,041	14,740	—
Equity in earnings of joint ventures	13	—	—	—	13
Other expense	(513)	(768)	—	—	(1,281)
Income (loss) before income taxes	4,729	(19,469)	(9,163)	14,740	(9,163)
Income tax benefit	—	—	3,409	—	3,409
Net income (loss)	$4,729	$(19,469)	$(5,754)	$14,740	$(5,754)

Comprehensive income (loss)	$4,729	$(18,912)	$(5,197)	$14,183	$(5,197)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$37,010	$649	$(16,915)	$—	$20,744
Net cash flows used in operating activities of discontinued operations	(20,900)	—	—	—	(20,900)
Cash provided by (used in) operating activities	16,110	649	(16,915)	—	(156)

INVESTING ACTIVITIES:
Purchases of property and equipment	(41,828)	7,562	—	—	(34,266)
Proceeds from dispositions of property and equipment	1,229	983	—	—	2,212
Changes in restricted cash	7,035	—	—	—	7,035
Net change in accounts with affiliates	10,388	—	(90,635)	80,247	—
Transfer to parent	—	—	81,000	(81,000)	—
Cash provided by (used in) investing activities	(23,176)	8,545	(9,635)	(753)	(25,019)

FINANCING ACTIVITIES:
Proceeds from issuance of 8% senior notes	—	—	325,000	—	325,000
Redemption of 7 3/8% senior notes	—	—	(275,000)	—	(275,000)
7 3/8% senior notes tender premium	—	—	(744)	—	(744)
Deferred financing fees	—	—	(4,519)	—	(4,519)
Repayments of long term note payable	—	—	(567)	—	(567)
Proceeds from equipment debt	1,241	—	—	—	1,241
Repayments of equipment debt	(800)	(19)	—	—	(819)
Net change in accounts with affiliates	90,169	(9,922)	—	(80,247)	—
Transfer to parent	(81,000)	—	—	81,000	—
Taxes paid on settlement of vested share awards	—	—	(328)	—	(328)
Exercise of options and purchases from employee stock plans	—	—	434	—	434
Borrowings under revolving loans	—	—	52,046	—	52,046
Repayments of revolving loans	—	—	(70,157)	—	(70,157)
Cash provided by (used in) financing activities	9,610	(9,941)	26,165	753	26,587

Effect of foreign currency exchange rates on cash and cash equivalents	—	64	—	—	64

Net increase (decrease) in cash and cash equivalents	2,544	(683)	(385)	—	1,476

Cash and cash equivalents at beginning of period	10,414	751	2	—	11,167

Cash and cash equivalents at end of period	$12,958	$68	$(383)	$—	$12,643

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$23,152	$(5,974)	$(9,918)	$—	$7,260

INVESTING ACTIVITIES:
Purchases of property and equipment	(32,129)	(21)	—	—	(32,150)
Proceeds from dispositions of property and equipment	10,289	29	—	—	10,318
Net change in accounts with affiliates	(2,618)	—	—	2,618	—
Cash provided by (used in) investing activities	(24,458)	8	—	2,618	(21,832)

FINANCING ACTIVITIES:
Repayments of long term note payable	—	—	(531)	—	(531)
Repayments of term loan facility	—	—	(2,500)	—	(2,500)
Repayment of equipment debt	(146)	(562)	—	—	(708)
Net change in accounts with affiliates	31,585	6,337	(35,304)	(2,618)	—
Transfer to parent	(23,000)	—	23,000	—	—
Exercise of options and purchases from employee stock plans	—	—	415	—	415
Taxes paid on settlement of vested share awards	—	—	(162)	—	(162)
Borrowings under revolving loans	—	—	91,500	—	91,500
Repayments of revolving loans	—	—	(66,500)	—	(66,500)
Cash provided by (used in) financing activities	8,439	5,775	9,918	(2,618)	21,514

Effect of foreign currency exchange rates on cash and cash equivalents	—	110	—	—	110

Net increase (decrease) in cash and cash equivalents	7,133	(81)	—	—	7,052

Cash and cash equivalents at beginning of period	11,698	2,484	2	—	14,184

Cash and cash equivalents at end of period	$18,831	$2,403	$2	$—	$21,236

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2017, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 64% of dredging revenues, slightly below the Company’s prior three year average of 66%.

The Company’s environmental & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. The environmental & infrastructure segment, which is comprised of Great Lakes Environmental & Infrastructure, LLC (“GLEI”) and Terra Contracting Services, LLC (“Terra”), accounted for 13% of total revenues in the first six months of 2017.

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments. The Company has determined that dredging, GLEI and Terra are the Company’s three reporting units.

Results of operations

The following tables set forth the components of net loss and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(85.4)	(87.4)	(87.9)	(87.5)
Gross profit	14.6	12.6	12.1	12.5
General and administrative expenses	9.8	10.3	9.8	11.2
Loss on sale of assets—net	0.1	0.4	0.1	0.2
Operating income	4.7	2.0	2.2	1.0
Interest expense—net	(3.6)	(3.1)	(3.5)	(3.3)
Equity in earnings (loss) of joint ventures	(0.8)	0.1	(0.4)	—
Loss on extinguishment of debt	(1.3)	—	(0.7)	—
Other expense	(0.2)	(0.3)	—	(0.4)
Loss from continuing operations before income taxes	(1.2)	(1.3)	(2.4)	(2.6)
Income tax benefit	0.6	0.4	1.0	1.0
Loss from continuing operations	(0.6)	(0.9)	(1.4)	(1.6)
Income (loss) from discontinued operations, net of income taxes	0.2	—	(3.7)	—
Net loss	(0.4)	(0.9)	(5.1)	(1.6)

Adjusted EBITDA from continuing operations	10.0%	9.5%	9.2%	8.8%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(in thousands)
Net loss	$(694)	$(1,719)	$(17,482)	$(5,754)
Income (loss) from discontinued operations, net of income taxes	368	—	(12,697)	—
Loss from continuing operations	(1,062)	(1,719)	(4,785)	(5,754)
Adjusted for:
Interest expense—net	6,441	5,903	12,023	11,624
Income tax benefit	(1,124)	(756)	(3,398)	(3,409)
Depreciation and amortization	11,058	14,892	25,629	28,820
Loss on extinguishment of debt	2,330	—	2,330	—
Adjusted EBITDA from continuing operations	$17,643	$18,320	$31,799	$31,281

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2017	2016	Change	2017	2016	Change
Dredging:
Capital—U.S.	$31,472	$40,335	(22.0)%	$98,073	$92,272	6.3%
Capital—foreign	12,420	11,683	6.3%	31,574	13,192	139.3%
Coastal protection	60,304	57,426	5.0%	100,639	104,639	(3.8)%
Maintenance	34,337	28,641	19.9%	56,250	66,224	(15.1)%
Rivers & lakes	13,974	15,576	(10.3)%	19,025	22,347	(14.9)%
Total dredging revenues	152,507	153,661	(0.8)%	305,561	298,674	2.3%
Environmental & infrastructure	24,711	39,782	(37.9)%	43,935	58,872	(25.4)%
Intersegment revenue	(359)	(1,251)	(71.3)%	(2,051)	(2,235)	(8.2)%
Total revenues	$176,859	$192,192	(8.0)%	$347,445	$355,311	(2.2)%

Total revenue was $176.9 million for the three months ended June 30, 2017, down $15.3 million, or 8%, from $192.2 million for the same period in the prior year. For the three months ended June 30, 2017, the Company experienced increases in maintenance, coastal protection and foreign capital revenues. These increases were offset by decreases in environmental & infrastructure, domestic capital and rivers & lakes revenues. For the six months ended June 30, 2017, total revenue was $347.4 million, down from revenue of $355.3 million for the same period in the prior year, representing a decrease of $7.9 million or 2%. For the six months ended June 30, 2017, the Company experienced increases in domestic capital and foreign capital revenues, which were offset by decreases in environmental & infrastructure, coastal protection, maintenance and rivers & lakes revenues.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the quarter ended June 30, 2017, domestic capital dredging was $31.5 million, down $8.9 million, or 22%, compared to $40.3 million for the same quarter in 2016. The decrease in domestic capital dredging revenues for the quarter ended June 30, 2017 was driven by a greater amount of revenue earned on coastal restoration projects in Louisiana during the same quarter of the prior year. This decrease in the second quarter of 2017 was partially offset by a greater amount of revenue earned on a liquefied natural gas (“LNG”) project in Texas during the three months ended June 30, 2017. Domestic capital dredging for the six months ended June 30, 2017 was $98.1 million compared to $92.3 million for the same period in 2016, representing an increase of $5.8 million, or 6%. For the six months ended June 30, 2017, the increase in domestic capital dredging revenues was largely attributable to revenue earned on the Savannah Harbor deepening project partially offset by a greater amount of revenue earned on coastal restoration projects in Louisiana during the prior year period. Further, work on a deepening project on the Delaware River and a project in Florida also contributed to revenue for the six months ended June 30, 2017.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the second quarter of 2017, foreign capital revenue was $12.4 million, an increase of $0.7 million, or 6%, as compared to $11.7 million in the same quarter in the prior year. Foreign capital revenue for the first half of 2017 was $31.6 million, an increase of $18.4 million, or 139%, as compared to the same period in the prior year. The increase in revenue for the three and six months ended June 30, 2017 was attributable to a greater amount of revenue earned on a project in Saudi Arabia as well as a sand supply project in Bahrain during the current year period. An additional project in Bahrain and a project in Brazil also contributed to revenue during the first half of 2017.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended June 30, 2017 was $60.3 million, an increase of $2.9 million, or 5%, compared to $57.4 million in the prior year period. The increase in coastal protection revenue for the current year quarter as compared to the prior year quarter was driven by a greater amount of revenue earned on a project in Florida during the second quarter of 2017. Coastal protection revenue for the six months ended June 30, 2017 was $100.6 million, down $4.0 million or 4%, from $104.6 million for the first six months of 2016. The decrease in coastal protection revenue for the first six months of 2017 was attributable to a lower amount of revenue earned on large projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and winter storms as compared to the same period in 2016. In addition, the prior year included a greater amount of revenue from projects in Florida as compared to the current year. This decrease was partially offset by a greater amount of revenue earned on a coastal protection project in Virginia along with revenue earned on projects in North Carolina and Delaware during the first half of 2017.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue for the second quarter of 2017 was $34.3 million, up $5.7 million, or 20%, from $28.6 million in the second quarter of 2016. During the second quarter of 2017, the increase in maintenance dredging revenues was driven by work on projects in Florida and Delaware during the current year period partially offset by a greater amount of revenue earned on projects in Louisiana during the same quarter of 2016. Maintenance revenue for the first half of 2017 was $56.3 million, down $10.0 million, or 15%, compared to $66.2 million for the same period in the prior year. The decrease in maintenance dredging revenues for the first six months of 2017 was mostly attributable to revenue earned on projects in Georgia and Massachusetts in the first half of 2016 that did not repeat during the current year. Maintenance projects in Maryland, North Carolina, Pennsylvania, Florida, Delaware and on the Columbia River also contributed to revenue during the first six months of 2017.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the second quarter of 2017, rivers & lakes revenue was $14.0 million, a decrease of $1.6 million, or 10%, from $15.6 million during the same period of 2016. Rivers & lakes revenue for the six months ended June 30, 2017 was $19.0 million, down $3.3 million, or 15%, from $22.3 million in the first half of 2016. The decrease in rivers & lakes revenue for the three and six months ended June 30, 2017 was driven by a greater amount of revenue earned on a reservoir project in Kansas during the prior year period. This decrease was partially offset by revenue earned on projects in New Jersey, Florida, Mississippi and Illinois during the first half of 2017.

The environmental & infrastructure segment’s services include environmental and geotechnical construction, specifically, slurry wall construction, in-situ stabilization, large scale reclamation and habitat restoration. In addition, the segment provides remediation services which involve the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. Environmental & infrastructure segment revenues during the second quarter of 2017 were $24.7 million, down $15.1 million, or 38%, compared to $39.8 million in the same quarter of the prior year. For the six months ended June 30, 2017, the environmental & infrastructure segment recorded revenues of $43.9 million, a $14.9 million, or 25%, decrease from $58.9 million for the same prior year period. Environmental & infrastructure revenue for the first six months of 2017 included work on remediation projects in Florida, New Jersey and Colorado and a geotechnical project in California. Revenue on these projects was offset by a greater amount of revenue earned on a large mine project in Washington and in the environmental & infrastructure segment’s service lines during the first half of 2016. During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line.

Consolidated gross profit for the quarter ended June 30, 2017 was $25.8 million, up $1.5 million, or 6%, compared to $24.3 million in the same quarter of 2016. Gross profit margin for the three months ended June 30, 2017 was 14.6% compared to 12.6% in the second quarter of 2016. The increase in gross profit for the second quarter of 2017 was a result of an approved change order on a project in the environmental & infrastructure segment which positively impacted margin, slightly offset by a decline in dredging segment gross profit attributable to fewer domestic dredging projects with strong performance during the current year period. Consolidated gross profit for the six months ended June 30, 2017 was $42.0 million, down $2.3 million, or 5%, compared to $44.2 million in the same period of the prior year. Gross profit margin for the six months ended June 30, 2017 decreased to 12.1% from 12.5% in the first half of 2016. The decrease in gross profit for the six months ended June 30, 2017 was attributable to fewer domestic dredging projects with strong performance and higher maintenance expense, driven by a higher number of dry dockings during the first half of 2017 than in the comparable period of the prior year. In comparison, the Company experienced strong performance on several coastal protection and maintenance projects during the prior year period. These decreases were partially offset by stronger contract margins and lower overhead, primarily related to improved absorption of the segment’s downsized fleet of equipment, in the environmental & infrastructure segment during the first half of 2017 as compared to the prior year period, which positively contributed to gross profit.

During the three months ended June 30, 2017 and 2016, general and administrative expenses were $17.3 million and $19.8 million, respectively. The $2.5 million decrease in general and administrative expenses for the second quarter of 2017 was driven by a $1.9 million decrease in payroll and benefits and a $0.5 million decrease in legal and professional fees. General and administrative expenses for the six months ended June 30, 2017 and 2016 totaled $34.1 million and $39.8 million, respectively. The $5.8 million change in general and administrative expenses for the first half of 2017 was mostly attributable to a $4.3 million decrease in payroll and benefits primarily related to the service lines of the environmental & infrastructure segment’s business sold in the fourth quarter of 2016 and a $1.8 million decrease in legal and professional fees slightly offset by a $0.4 million increase in technical and consulting expenses during the first six months of 2017.

Operating income for the second quarter of 2017 was $8.3 million, up $4.5 million, compared to operating income of $3.8 million for the same quarter in the 2016. The increase in operating income for the second quarter of 2017 was a result of higher gross profit and lower general and administrative expenses compared to the same period in the prior year, as described above. For the six months ended June 30, 2017, the Company experienced operating income of $7.7 million, an increase of $4.0 million, from operating income of $3.7 million in the same prior year period. The change in the Company’s operating income for the first six months of 2017 was attributable to a decrease in general and administrative expenses partially offset by a decrease in gross profit, as described above.

For the three months ended June 30, 2017 and 2016, net interest expense was $6.4 million and $5.9 million, respectively. Net interest expense for the six months ended June 30, 2017 was $12.0 million, up $0.4 million, or 3%, from interest expense of $11.6 million for the same period in the prior year. The change in interest expense for the quarter and year to date 2017 was attributable to an increase in expense related to the Company’s new senior notes, partially offset by a decrease in expense related to the Company’s senior secured term loan facility, which was paid in full during the fourth quarter of 2016.

Income tax benefit for the three months ended June 30, 2017 and 2016 was $1.1 million and $0.8 million, respectively. For the six months ended June 30, 2017 and 2016, the income tax benefit was $3.4 million. The effective tax rate for the six months ended June 30, 2017 was 41.5%, slightly above the effective tax rate of 37.2% for the same period of 2016.

The Company recorded a net loss from continuing operations of $1.1 million and a diluted loss per share attributable to continuing operations of $0.02 for the second quarter of 2017, compared to a net loss from continuing operations of $1.7 million and a diluted loss per share attributable to continuing operations of $0.03 for the second quarter of 2016. The Company experienced a net loss from continuing operations of $4.8 million and a diluted loss per share attributable to continuing operations of $0.08 for the six months ended June 30, 2017, compared to a net loss from continuing operations of $5.8 million and a diluted loss per share attributable to continuing operations of $0.10 for the same period of 2016. The change in net loss from continuing operations for the three and six months ended June 30, 2017 was driven by the increase in operating income, as described above, partially offset by an increase in interest expense and loss on extinguishment of debt resulting from the Company’s new senior notes during the current year period.

Further, the Company recognized a $1.5 million loss associated with the Company’s TerraSea joint venture during the second quarter of 2017.

Adjusted EBITDA from continuing operations (as defined on page 30) for the quarter ended June 30, 2017 was $17.6 million, down $0.7 million, or 4%, from $18.3 million for the second quarter of 2016. The change in EBITDA from continuing operations during the second quarter of 2017 was driven by a decrease in gross profit, excluding depreciation, and the $1.5 million loss associated with the Company’s TerraSea joint venture during the current year quarter. These decreases were partially offset by lower general and administrative expenses, as described above, and positive changes to loss on sale of assets and other expense which impacted the second quarter of 2017. For the six months ended June 30, 2017, Adjusted EBITDA from continuing operations was $31.8 million, up $0.5 million, or 2%, from Adjusted EBITDA from continuing operations of $31.3 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the first half of 2017 was attributable to changes in general and administrative expenses, as described above, loss on sale of assets and other expense which positively impacted the current year period. These changes were partially offset by lower gross profit as compared to the same period in 2016 and loss associated with the Company’s TerraSea joint venture recorded during the first half of 2017.

Results by segment

Dredging

Dredging segment revenues for the second quarter of 2017 were $152.5 million, down $1.2 million, or 1%, compared to $153.7 million for the second quarter of 2016. For the quarter ended June 30, 2017, the decrease in dredging revenue was attributable to decreases in domestic capital and rivers & lakes revenues partially offset by increases in maintenance, coastal protection and foreign capital revenues. A greater amount of revenue was earned on coastal restoration projects in Louisiana and a reservoir project in Kansas during the second quarter of 2016 as compared to the current year quarter. These decreases were partially offset by greater amount of revenue earned on a LNG project in Texas and a coastal protection project in Florida as compared to the prior year quarter as well as revenue earned on maintenance projects in Florida and Delaware. Dredging segment revenues for the six months ended June 30, 2017 were $305.6 million, up $6.9 million, or 2%, compared to revenues of $298.7 million for the same prior year period. For the six months ended June 30, 2017, the dredging segment experienced increases in domestic and foreign capital revenues which were partially offset by decreases in maintenance, coastal protection and rivers & lakes revenues. This increase in current year revenues was driven by revenue earned on coastal protection projects in Virginia and North Carolina, a project in Saudi Arabia and a sand supply project in Bahrain as well as the Savannah Harbor deepening project. These increases were partially offset by lower revenue earned during the current year on a reservoir project in Kansas and on large projects in New York and New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy and winter storms as compared to the same period in 2016. Further, maintenance projects in Georgia and Massachusetts during the first half of 2016 did not repeat during the current year.

Dredging segment gross profit for the quarter ended June 30, 2017 was $21.5 million compared to $24.1 million in the same quarter of the prior year. Gross profit margin for the second quarter of 2017 and 2016 was 14.1% and 15.7%, respectively. For the six months ended June 30, 2017, the dredging segment gross profit was $36.0 million, down from a gross profit of $47.4 million in the same period of 2016. Further, dredging segment gross profit margin for the six months ended June 30, 2017 decreased to 11.8% from gross profit margin of 15.9% for the first half of 2016. The decrease in dredging segment gross profit for the three and six months ended June 30, 2017 was attributable to fewer domestic dredging projects with strong performance and higher maintenance expense, driven by a higher number of dry dockings during the first half of 2017 than in the comparable period of the prior year. In comparison, the Company experienced strong performance on several coastal protection and maintenance projects during the prior year period.

Dredging segment operating income for the second quarter of 2017 was $8.5 million, a $2.1 million decrease compared to $10.6 million in the same period of the prior year. For the six months ended June 30, 2017, operating income was $10.6 million, a $10.6 million decrease from $21.2 million in the first six months of 2016. The change in operating income for the three and six months ending June 30, 2017 is the result of lower gross profit, as described above, partially offset by a decrease in general and administrative expenses. The dredging segment experienced lower legal and professional fees which were slightly offset by higher payroll and benefits as compared to the first half of 2016.

Environmental & infrastructure

During the three months ended June 30, 2017, environmental & infrastructure revenues were $24.7 million, down $15.1 million, or 38%, from $39.8 million in the same quarter in the prior year. Environmental & infrastructure segment revenues for the six months ended June 30, 2017 were $43.9 million, down $14.9 million, or 25%, from revenue of $58.9 million for the first six months of 2016. Environmental & infrastructure revenues for the first six months of 2017 included work on remediation projects in Florida, New Jersey and Colorado and a geotechnical project in California. Revenue on these projects was offset by a greater amount of revenue earned on a large mine project in Washington and in the environmental & infrastructure segment’s service lines during the first half of 2016. During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line.

Environmental & infrastructure gross profit for the second quarter of 2017 was $4.3 million, an increase of $4.1 million compared to $0.2 million in the second quarter of 2016. Gross profit margin in the environmental & infrastructure segment was 17.3% and 0.5% for the three months ended June 30, 2017 and 2016, respectively. The environmental & infrastructure segment experienced a gross profit of $6.0 million and a negative gross profit of $3.2 million for the six months ended June 30, 2017 and 2016, respectively. For the first six months of 2017, the environmental & infrastructure segment experienced a gross profit margin of 13.6% compared to a negative gross profit margin of 5.4% for the same period of the prior year. The change in gross profit during the three and six months ended June 30, 2017 was driven by an approved change order on a project in the environmental & infrastructure segment which positively impacted margin during the current year period. Further, stronger contract margins and lower overhead, primarily related to improved absorption of the segment’s downsized fleet of equipment, during the first half of 2017 as compared to the prior year period, positively contributed to gross profit.

Environmental & infrastructure segment operating loss for the second quarter of 2017 was $0.1 million, a $6.7 million positive change compared to a $6.8 million operating loss in the same period in the prior year. For the six months ended June 30, 2017, the environmental & infrastructure segment experienced an operating loss of $2.9 million, a positive change of $14.6 million compared to an operating loss of $17.5 million for the same period of the prior year. The change in operating loss for the three and six months ended June 30, 2017 is mostly attributable to the improved gross profit, as described above, and a decrease in general and administrative expenses, specifically a decrease in payroll and benefits primarily related to the service lines of the environmental & infrastructure segment’s business, which was sold in the fourth quarter of 2016 and a decrease in legal and professional fees.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2017	2016	2016
Dredging:
Capital - U.S.	$238,581	$234,575	$344,230
Capital - foreign	9,784	22,025	39,271
Coastal protection	55,439	109,871	149,748
Maintenance	42,866	56,929	21,077
Rivers & lakes	38,801	44,298	68,263
Dredging Backlog	385,471	467,698	622,589
Environmental & infrastructure	52,768	37,645	54,014
Total Backlog	$438,239	$505,343	$676,603

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 58% of the Company’s June 30, 2017 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2017 quarter ended June 30, 2017 totaled $148.8 million, a $73.1 million decrease from $221.9 million in the same quarter of the prior year. The domestic dredging bid market for the six months ended June 30, 2017 was $327.6 million, a decrease of $20.5 million, compared to the first six months of 2016. Awards during the current year period include two coastal restoration projects in the Gulf of Mexico, a deepening project on the Delaware River, maintenance projects in Louisiana, Texas, Connecticut and on the Columbia River and coastal protection projects in South Carolina and New Jersey. The bid market for the six months ended June 30, 2017 was down compared to the prior year primarily due to a larger amount of maintenance and rivers & lakes projects awarded during the prior year period. This decrease was partially offset by the award of an $88 million coastal restoration project in the Gulf of Mexico during the first quarter of 2017. For the contracts awarded in the current year, the Company won 91%, or $37.6 million, of the coastal protection projects, 58%, or $88.5 million, of the domestic capital projects, 34%, or $40.6 million, of the maintenance projects and 20%, or $2.6 million, of the rivers & lakes projects through June 30, 2017. The Company won 52% of the overall domestic bid market for the first six months of 2017, which is above the Company’s prior three year average of 42%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $385.5 million at June 30, 2017 compared to $467.7 million of backlog at December 31, 2016. These amounts do not reflect approximately $20.7 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2017. At December 31, 2016 the amount of domestic low bids and options pending award was $24.6 million.

Domestic capital dredging backlog at June 30, 2017 was $4.0 million higher than at December 31, 2016. During the first six months of 2017, the Company was awarded an $88 million coastal restoration project in the Gulf of Mexico. For the six months ended June 30, 2017, the Company continued to earn revenue on several coastal restoration projects in Louisiana, the Savannah Harbor deepening project, a deepening project on the Delaware River and an LNG project in Texas which were in backlog at December 31, 2016. The Company is encouraged by the new administration’s focus on repairing and rebuilding America’s infrastructure, including our nation’s ports and waterways. The Panama Canal expansion was completed during the second quarter of 2016, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-Panamax vessels. The Company anticipates that Jacksonville and Charleston will likely be the next ports that will be let for bid, potentially in the third quarter of 2017. Further, Boston and Port Everglades continue to look promising to potentially commence their port deepening projects by the end of 2017 and 2018, respectively. In April 2016, the federal court in New Orleans approved the October 2015 settlement, of approximately $20 billion, between the United States, the five Gulf States and BP for damages from the Deepwater Horizon oil spill. Louisiana will receive a minimum of $6.8 billion for claims related to natural resource damages under the Oil Pollution Act, Clean Water Act as civil penalties, and the State’s various economic claims. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill, including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid.

Foreign capital dredging backlog at June 30, 2017 was $12.2 million lower than at December 31, 2016. During the first six months of 2017, the Company was awarded a sand supply project in the Middle East. During the second quarter of 2017, the Company was the low bidder on a $67 million project in Bahrain which the Company expects to be awarded in the third quarter of 2017. During the first half of 2017, the Company continued to earn revenue on a project in Saudi Arabia which was in backlog at December 31, 2016.  Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism, all of which are expected to add nearly 400 viable dredging projects over the next six years. Besides the Middle East, the Company continues to pursue ancillary work in South America where we have positioned a clamshell dredge and operate as a reputable regional provider. The Company expects the additional opportunities globally to provide a continued source of future international dredging revenue.

Coastal protection dredging backlog at June 30, 2017 was $54.4 million lower than at December 31, 2016. In the first six months of 2017, the Company was awarded a $26 million coastal protection project in South Carolina and an option on a coastal protection project in New Jersey. In comparison, the Company was awarded larger coastal protection projects in North Carolina and Virginia during the prior year period. During the first six months of 2017, the Company continued to earn revenue on several large coastal protection projects in New Jersey and New York as well as on large projects in Virginia and North Carolina which were in backlog at December 31, 2016. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to extend through 2017. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms.

Maintenance dredging backlog was down $14.1 million from December 31, 2016. During the first six months of 2017, the Company was awarded maintenance projects in North Carolina, Louisiana, Maryland and on the Columbia River. During the first six months of 2017, the Company continued to earn revenue on projects in Maryland, Pennsylvania, Florida and Delaware which were in backlog at December 31, 2016. The budget for fiscal year 2017 provides for a record budget for the Corps of $6 billion and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. Further, the water resources development bill, rebranded as the Water Infrastructure Improvements for the Nation

Act (“WIIN”) was enacted during the fourth quarter of 2016. WIIN emphasizes previous Water Resources Reform and Development Act (“WRRDA”) language which calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WIIN ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2017 and beyond.

Rivers & lakes backlog at June 30, 2017 was down by $5.5 million from backlog at December 31, 2016. During the first six months of 2017, the Company was awarded a rivers & lakes project in New Jersey. For the six months ended June 30, 2017, the Company continued to earn revenue on projects in New Jersey, Florida, Mississippi, Illinois and a reservoir project in Kansas which were in backlog at December 31, 2016. The Corps’ work plan for fiscal year 2017 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream, in addition to planned levee repair along the Mississippi River. Additionally, the Company’s rivers & lakes dredges are well suited for inland marsh projects in Louisiana that are expected to be let to bid through the Coastal Protection and Restoration Authority over the next year.

Environmental & infrastructure services backlog increased $15.1 million from December 31, 2016. During the first six months of 2017, the Company was awarded a levee project in California, remediation projects in New Jersey, South Dakota and Colorado and two geotechnical projects in California. Subsequent to the end of the second quarter of 2017, the Company was awarded a $7.4 million remediation project in Texas. For the six months ended June 30, 2017, the Company continued to earn revenue on remediation projects in Florida, New Jersey and Colorado which were in backlog at December 31, 2016. As part of the environmental & infrastructure segment’s initiatives, the Company intends to focus on geographical expansion in the geotechnical services business. The Company anticipates an increase in levee work in 2017 due to the recent flooding in the Northwest. Additionally, the Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the Environmental Protection Agency’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities of continuing operations for the six months ended June 30, 2017 and 2016 totaled $20.7 million and $7.3 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations in the first six months of 2017 compared to the same period in the prior year was driven by a greater investment in working capital during the prior year period. During the first half of 2017, the Company received $4.5 million in cash distributions from joint ventures compared to $1.2 million in the prior year period.

The Company’s cash flows used in investing activities for the first six months of 2017 and 2016 totaled $25.0 million and $21.8 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the six months ended June 30, 2017, the Company spent $18.4 million on the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), compared to $11.3 million in the same period in the prior year. In connection with the termination of the Company’s former revolving credit facility, the Company was required to issue cash collateral of $7.0 million related to two letters of credit during the fourth quarter of 2016. During the first quarter of 2017, new letters of credit were issued under the Company’s new credit facility and the cash used to collateralize the previous letters of credit was paid back in full to the Company. In comparison, the Company received $10.0 million for the sale of an underutilized dredge during the first half of 2016.

The Company’s cash flows provided by financing activities for the six months ended June 30, 2017 and 2016 totaled $26.6 million and $21.5 million, respectively. The increase in net cash flows provided by financing activities is primarily due to the issuance of the Company’s $325 million of 8% senior notes during the second quarter of 2017. The Company used a portion of the net proceeds to redeem its $275 million of 7 3/8% senior notes and repay a portion of the Company’s revolver during the six months ended June 30, 2017. The Company also paid $4.5 million in financing fees on the issuance of the senior notes during the current year period. In comparison, net borrowings on the Company’s revolver during the first six months of 2016 were $25 million. Further, the Company had a $1.5 million payment on the senior secured term loan facility during the prior year period. The senior secured term loan facility was paid in full during the fourth quarter of 2016.

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

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00. The Credit Parties are also restricted in the amount of capital expenditures they may make in each fiscal year. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement were or will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Credit Agreement matures on December 30, 2019.

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

As of June 30, 2017, the Company had $86.0 million of borrowings on the revolver and $40.4 million of letters of credit outstanding, resulting in $99.0 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants.

Surety agreements

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety, Liberty Mutual Insurance Company and Zurich American Insurance Company (“Zurich”), under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At June 30, 2017, the Company had outstanding performance bonds totaling approximately

$1,084.0 million, of which $41.3 million relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $347.9 million.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure. In February 2017, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20 million for failure of the contractor to perform in accordance with the terms of a project. In May 2017, Zurich drew upon the letter of credit in the amount of $20.9 million. In order to fund the draw on the letter of credit, the Company had to increase the borrowings on its revolving credit facility. As the outstanding letters of credit previously reduced our availability under the revolving credit facility, this draw down on our letter of credit does not impact our liquidity or capital availability.

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

Senior notes

In May 2017, the Company issued $325 million in aggregate principal amount of its 8% senior notes (“8% Senior Notes”) due May 15, 2022. Approximately $283 million of the net proceeds from the issuance of the 8% Senior Notes were used to prepay all of the Company’s 7.375% senior notes due February 2019, including a tender premium and accrued and unpaid interest.  Interest on the 8% Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The 8% Senior Notes are senior unsecured obligations of the Company and will be guaranteed on a senior unsecured basis by the guarantors and any other subsidiary guarantors that from time to time become parties to the indenture. The terms of the indenture will, among other things, limit the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on their assets; (iv) transfer and sell assets; (v) enter into certain business combinations with third parties or into certain other transactions with affiliates; (vi) create restrictions on dividends or other payments by the Company’s restricted subsidiaries; and (vii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture.

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

The market risk of the Company’s financial instruments as of June 30, 2017 has not materially changed since December 31, 2016. The market risk profile of the Company on December 31, 2016 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the six months ended June 30, 2017 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Indenture, dated May 24, 2017, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee. (2)

4.2

Registration Rights Agreement, dated May 24, 2017, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein. (2)

10.1	Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. †(1)

10.2

Purchase Agreement, dated May 18, 2017, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein. (2)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated May 18, 2017, by and among the Company, the subsidiaries of the Company named therein, and PNC Bank, N.A. as lender and agent, and certain other lenders named therein. (2)

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1) Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 17, 2017 (Commission file no. 001-33225).
(2) Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017 (Commission file no. 001-33225).
* Filed herewith
** Furnished herewith
† Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date:  August 3, 2017

EXHIBIT INDEX

Number	Document Description

4.1	Indenture, dated May 24, 2017, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee. (2)

4.2

Registration Rights Agreement, dated May 24, 2017, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein. (2)

10.1	Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. †(1)

10.2

Purchase Agreement, dated May 18, 2017, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein. (2)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated May 18, 2017, by and among the Company, the subsidiaries of the Company named therein, and PNC Bank, N.A. as lender and agent, and certain other lenders named therein. (2)

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1) Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 17, 2017 (Commission file no. 001-33225).
(2) Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017 (Commission file no. 001-33225).
* Filed herewith
** Furnished herewith
† Compensatory plan or arrangement