Form 10-Q
period 2017-09-30
Great Lakes Dredge & Dock CORP
filed 2017-11-07
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, 61,675,785 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2017

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,469	$11,167
Accounts receivable—net	79,336	88,091
Contract revenues in excess of billings	82,642	95,012
Inventories	35,540	37,137
Prepaid expenses and other current assets	47,984	75,819
Total current assets	255,971	307,226

PROPERTY AND EQUIPMENT—Net	413,612	413,008
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,631	85,075
INVENTORIES—Noncurrent	57,597	52,602
INVESTMENTS IN JOINT VENTURES	7,344	4,734
ASSETS HELD FOR SALE—Noncurrent	8,569	9,299
OTHER	13,967	21,644
TOTAL	$841,691	$893,588

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,230	$103,185
Accrued expenses	51,996	69,043
Billings in excess of contract revenues	4,646	5,141
Current portion of long term debt	2,819	2,465
Total current liabilities	126,691	179,834

8% SENIOR NOTES	320,834	—
7 3/8% SENIOR NOTES	—	272,998
REVOLVING CREDIT FACILITY	90,000	104,111
NOTES PAYABLE	12,392	13,293
DEFERRED INCOME TAXES	54,491	68,449
OTHER	8,559	7,013
Total liabilities	612,967	645,698

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 61,853 and 61,240 shares issued; 61,576 and 60,962 shares outstanding at September 30, 2017 and December 31, 2016, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	289,357	286,303
Accumulated deficit	(58,269)	(35,841)
Accumulated other comprehensive loss	(937)	(1,145)
Total equity	228,724	247,890
TOTAL	$841,691	$893,588

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Contract revenues	$163,317	$198,869	$510,762	$554,180
Costs of contract revenues	146,622	178,824	452,111	489,889
Gross profit	16,695	20,045	58,651	64,291
General and administrative expenses	17,522	7,187	51,584	47,027
(Gain) loss on sale of assets—net	175	(2)	355	675
Operating income (loss)	(1,002)	12,860	6,712	16,589
Interest expense—net	(6,417)	(4,819)	(18,440)	(16,443)
Equity in earnings (loss) of joint ventures	26	6	(1,441)	19
Loss on extinguishment of debt	—	—	(2,330)	—
Other expense	(266)	(637)	(343)	(1,918)
Income (loss) from continuing operations before income taxes	(7,659)	7,410	(15,842)	(1,753)
Income tax (provision) benefit	2,714	(2,850)	6,112	559
Income (loss) from continuing operations	(4,945)	4,560	(9,730)	(1,194)
Loss from discontinued operations, net of income taxes	—	—	(12,697)	—
Net income (loss)	$(4,945)	$4,560	$(22,427)	$(1,194)

Basic earnings (loss) per share attributable to continuing operations	$(0.08)	$0.08	$(0.16)	$(0.02)
Basic loss per share attributable to discontinued operations, net of tax	—	—	(0.21)	—
Basic earnings (loss) per share	$(0.08)	$0.08	$(0.37)	$(0.02)
Basic weighted average shares	61,462	60,811	61,290	60,676

Diluted earnings (loss) per share attributable to continuing operations	$(0.08)	$0.08	$(0.16)	$(0.02)
Diluted loss per share attributable to discontinued operations, net of tax	—	—	(0.21)	—
Diluted earnings (loss) per share	$(0.08)	$0.08	$(0.37)	$(0.02)
Diluted weighted average shares	61,462	61,526	61,290	60,676

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$(4,945)	$4,560	$(22,427)	$(1,194)
Currency translation adjustment—net of tax (1)	(2)	39	(24)	596
Net unrealized gain (loss) on derivatives—net of tax (2)	1,684	(17)	232	(17)
Other comprehensive income (loss)—net of tax	1,682	22	208	579
Comprehensive income (loss)	$(3,263)	$4,582	$(22,219)	$(615)

(1)

Net of income tax provision of $13 and $25 for the three months ended September 30, 2017 and 2016, respectively. Net of income tax (provision) benefit of $46 and $(395) for the nine months ended September 30, 2017 and 2016, respectively.

(2)

Net of income tax benefit of $1,098 and $11 for the three months ended September 30, 2017 and 2016, respectively. Net of income tax provision of $151 and $11 for the nine months ended September 30, 2017 and 2016, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2017	61,240	$6	(278)	$(1,433)	$286,303	$(35,841)	$(1,145)	$247,890

Share-based compensation	208	—	—	—	2,514	—	—	2,514
Vesting of restricted stock units, including impact of shares withheld for taxes	147	—	—	—	(328)	—	—	(328)
Exercise of options and purchases from employee stock plans	258	—	—	—	867	—	—	867
Net loss	—	—	—	—	—	(22,427)	—	(22,427)
Other comprehensive income—net of tax	—	—	—	—	—	—	208	208
BALANCE—September 30, 2017	61,853	$6	(278)	$(1,433)	$289,357	$(58,269)	$(937)	$228,724

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2016	60,709	$6	(278)	$(1,433)	$283,247	$(27,664)	$(1,983)	$252,173

Share-based compensation	126	—	—	—	2,276	—	—	2,276
Vesting of restricted stock units, including impact of shares withheld for taxes	71	—	—	—	(162)	—	—	(162)
Exercise of options and purchases from employee stock plans	309	—	—	—	905	—	—	905
Net loss	—	—	—	—	—	(1,194)	—	(1,194)
Other comprehensive income—net of tax	—	—	—	—	—	—	579	579
BALANCE—September 30, 2016	61,215	$6	(278)	$(1,433)	$286,266	$(28,858)	$(1,404)	$254,577

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(22,427)	$(1,194)
Loss from discontinued operations, net of income taxes	(12,697)	—
Income (loss) from continuing operations	$(9,730)	$(1,194)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	38,186	45,692
Equity in earnings of joint ventures	(5,726)	(6,313)
Cash distributions from joint ventures	4,486	3,234
Loss on extinguishment of 7 3/8% senior notes	2,330	—
Deferred income taxes	(5,904)	152
Loss on sale of assets	355	675
Gain on adjustment of contingent consideration	—	(8,940)
Amortization of deferred financing fees	2,468	1,879
Unrealized net (gain) loss from mark-to-market valuations of derivatives	1,747	(5,285)
Unrealized foreign currency gain	(64)	(213)
Share-based compensation expense	2,514	2,276
Changes in assets and liabilities:
Accounts receivable	8,794	14,163
Contract revenues in excess of billings	12,409	5,712
Inventories	(3,443)	(6,831)
Prepaid expenses and other current assets	2,409	(6,839)
Accounts payable and accrued expenses	(27,055)	(26,317)
Billings in excess of contract revenues	(316)	2,593
Other noncurrent assets and liabilities	(482)	(1,466)
Net cash flows provided by operating activities of continuing operations	22,977	12,978
Net cash flows used in operating activities of discontinued operations	(20,900)	—
Cash provided by operating activities	2,077	12,978

INVESTING ACTIVITIES:
Purchases of property and equipment	(49,377)	(58,842)
Proceeds from dispositions of property and equipment	9,198	10,455
Changes in restricted cash	7,035	—
Cash used in investing activities	(33,144)	(48,387)

	Nine Months Ended
	September 30,
	2017	2016
FINANCING ACTIVITIES:
Proceeds from issuance of 8% senior notes	325,000	—
Redemption of 7 3/8% senior notes	(275,000)	—
7 3/8% senior notes tender premium	(744)	—
Deferred financing fees	(4,522)	(332)
Repayments of long term note payable	(855)	(803)
Repayments of term loan facility	—	(3,750)
Proceeds from equipment debt	1,241	—
Repayments of equipment debt	(1,171)	(1,064)
Taxes paid on settlement of vested share awards	(328)	(162)
Exercise of options and purchases from employee stock plans	867	905
Borrowings under revolving loans	89,425	133,000
Repayments of revolving loans	(103,536)	(93,000)
Cash provided by financing activities	30,377	34,794
Effect of foreign currency exchange rates on cash and cash equivalents	(8)	26
Net decrease in cash and cash equivalents	(698)	(589)
Cash and cash equivalents at beginning of period	11,167	14,184
Cash and cash equivalents at end of period	$10,469	$13,595

Supplemental Cash Flow Information
Cash paid for interest	$20,986	$23,846
Cash paid (refunded) for income taxes	$574	$(226)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$2,021	$14,511

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2017, and its results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016 have been included.

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

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s reportable segments and reporting units of which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2017 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2018 should no triggering events occur which would require a test prior to the next annual test.

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

In August 2016, the FASB issued Accounting Standard Update No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments, which amends FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments. The guidance is effective for fiscal years beginning after December 15, 2017. The Company does not anticipate that the adoption of ASU 2016-15 will have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”), which supersede the existing revenue recognition requirements. ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 has been deferred to be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be our first quarter of fiscal 2018. Early adoption is permitted in fiscal 2017. The Company currently expects to adopt ASC 606 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company has evaluated the impact of ASC 606 and has determined that fixed-price contracts, which comprise substantially all of the Company’s revenue, will most often represent a single performance obligation. The Company will measure progress toward completion utilizing the cost-to-cost method, which represents a change from our current practice of measuring completion based on engineering estimates of the physical percentage completed for dredging projects. Also the Company will be required to capitalize certain pre-contract and pre-construction costs, and defer recognition over the life of the contract. In contrast, contract fulfillment costs will be required to be recognized in the income statement when incurred. Accordingly, the adoption of ASC 606 may result in a change in the timing of recognition of both contract revenue and cost from our current practices. In addition, the Company expects to add qualitative and quantitative disclosures around disaggregation of revenue, remaining performance obligation, and other impacts to the Company’s contract revenue balances. The Company continues its implementation of ASC 606 as it relates to the changes necessitated on our financial systems, existing internal controls and processes to comply with the guidance. As we expect full implementation of the standard to extend until year-end, the Company is still evaluating the effect of the adoption of ASC 606 on its consolidated financial statements.

2.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended September 30, 2017, the dilutive effect of 611 thousand stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during this period. For the nine months ended September 30, 2017 and 2016, the dilutive effect of 646 thousand and 576 thousand stock options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the three months ended September 30, 2017 and 2016, 1,288 thousand and 1,594 thousand stock options and restricted stock units, respectively, were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such stock options and restricted stock units were determined to be anti-dilutive. Similarly, for the nine months ended September 30, 2017 and 2016, 1,399 thousand and 1,603 thousand stock options and restricted stock units, respectively, were excluded from the calculation of diluted earnings per share as such stock options and restricted stock units were determined to be anti-dilutive.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2017	2016	2017	2016

Income (loss) from continuing operations	$(4,945)	$4,560	$(9,730)	$(1,194)
Loss from discontinued operations, net of income taxes	—	—	(12,697)	—
Net income (loss)	(4,945)	4,560	(22,427)	(1,194)

Weighted-average common shares outstanding — basic	61,462	60,811	61,290	60,676
Effect of stock options and restricted stock units	—	715	—	—

Weighted-average common shares outstanding — diluted	61,462	61,526	61,290	60,676

Earnings (loss) per share from continuing operations — basic	$(0.08)	$0.08	$(0.16)	$(0.02)
Earnings (loss) per share from continuing operations — diluted	$(0.08)	$0.08	$(0.16)	$(0.02)

3.	Accounts receivable and contracts in progress

Accounts receivable at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Completed contracts	$10,206	$18,727
Contracts in progress	54,587	53,137
Retainage	19,785	21,399
	84,578	93,263
Allowance for doubtful accounts	(767)	(747)

Total accounts receivable—net	$83,811	$92,516

Current portion of accounts receivable—net	$79,336	$88,091
Long-term accounts receivable and retainage	4,475	4,425
Total accounts receivable—net	$83,811	$92,516

The components of contracts in progress at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$495,877	$587,371
Amounts billed	(432,544)	(511,548)
Costs and earnings in excess of billings for contracts in progress	63,333	75,823
Costs and earnings in excess of billings for completed contracts	19,309	19,189
Total contract revenues in excess of billings	$82,642	$95,012

Billings in excess of costs and earnings:
Amounts billed	$(347,656)	$(268,754)
Costs and earnings for contracts in progress	343,010	263,613
Total billings in excess of contract revenues	$(4,646)	$(5,141)

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

4.	Accrued expenses

Accrued expenses at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016

Insurance	$18,601	$18,114
Interest	10,071	8,660
Payroll and employee benefits	8,330	10,028
Accumulated deficit in joint ventures	3,012	17,016
Percentage of completion adjustment	2,546	3,322
Income and other taxes	1,727	3,208
Other	7,709	8,695
Total accrued expenses	$51,996	$69,043

5.	Long-term debt

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

As of September 30, 2017, the Company had $90,000 of borrowings on the revolver and $33,750 of letters of credit outstanding, resulting in $101,796 of availability under the Credit Agreement.

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

Senior Notes

In May 2017, the Company issued $325,000 of 8.000% senior notes (“8% Senior Notes”) due May 15, 2022. The 8% Senior Notes were issued at 100% of face value resulting in net proceeds of $321,653, net of underwriting fees. In connection with the issuance of the 8% Senior Notes, the Company retired all of its $275,000 of 7.375% senior notes due February 2019 for $282,638, which included a tender premium and accrued and unpaid interest. The Company used the remaining net proceeds from the debt offering to reduce the Company’s indebtedness under its Credit Agreement.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. The current portion of all equipment notes is $2,820. The long term portion is $13,518 and is included in notes payable or other long term liabilities.

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

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$929	$—	929	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$2,293	$—	$2,293	$—

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

As of September 30, 2017, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through July 2018. As of September 30, 2017, there were 8.2 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through July 2018. Under these swap agreements, the Company will pay fixed prices ranging from $1.53 to $1.76 per gallon.

At September 30, 2017 and December 31, 2016, the fair value assets of the fuel hedge contracts were estimated to be $929  and$2,293, respectively, and are recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2017 were $160. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2017 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of September 30, 2017 and December 31, 2016 is as follows:

		Fair Value at
		September 30,	December 31,
	Balance Sheet Location	2017	2016
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	929	$546
Derivatives not designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	—	1,747
Total asset derivatives		$929	$2,293

Accumulated other comprehensive income

Changes in the components of the accumulated balances of other comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cumulative translation adjustments—net of tax	$(2)	$39	$(24)	$596
Derivatives:
Reclassification of derivative losses to earnings—net of tax	(35)	46	160	46
Change in fair value of derivatives—net of tax	1,719	(63)	72	(63)
Net unrealized gain (loss) on derivatives—net of tax	1,684	(17)	232	(17)
Total other comprehensive income	$1,682	$22	$208	$579

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2017	2016	2017	2016
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(59)	$76	$264	$76
	Income tax (provision) benefit	(24)	30	104	30
		$(35)	$46	$160	$46

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at September 30, 2017 (see Note 5). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $337,188 at September 30, 2017, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the nine months ended September 30, 2017, the Company granted 920 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants. Compensation cost charged to expense related to share-based compensation arrangements was $756 and $270 for the three months ended September 30, 2017 and 2016, respectively, and $2,514 and $2,276 for the nine months ended September 30, 2017 and 2016, respectively.

Beginning in the first quarter of 2017, the Company includes income taxes related to share-based compensation as a component of net income.

8.	Restructuring charges

In 2017, a strategic review was begun to improve the Company's financial results in both domestic and international operations enabling debt reduction, improvements in return on capital and the continued renewal of our extensive fleet with new and efficient dredges to best serve our domestic and international clients. As a result of this review, management began execution of a plan to reduce general and administrative and overhead expenses, retire certain underperforming and underutilized assets and closeout the Company’s Brazil operations. These changes will result in a restructuring charge of approximately $42,000-$47,000, including severance, asset retirements and closeout costs, approximately $39,000-$44,000 of which will be non-cash. The majority of the charge will be recognized in the fourth quarter of 2017 with the remainder to be recognized in the following year.

Restructuring charges currently recognized for the above actions are summarized as follows:

Nine Months Ended
September 30, 2017

Operating overhead	$316
General and administrative expenses	1,306
Total Dredging	1,622

Operating overhead	$-
General and administrative expenses	415
Total Environmental & Infrastructure	415

Operating overhead	$316
General and administrative expenses	1,721
Total Consolidated	2,037

9.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2017, the Company had outstanding performance bonds with a notional amount of approximately $1,296,867, of which $41,085 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $456,005.

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

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 11.

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

The Company owned 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea was engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At December 31, 2016, the Company had net advances to TerraSea of $24,696, which were recorded in prepaid expenses and other current assets. The Company had an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $17,016 at December 31, 2016, which was presented in accrued expenses. During the third quarter of 2017, the Company finalized the wind down of TerraSea with its joint venture partner.

During the second quarter of 2017, the Company and the joint venture partner agreed to a final resolution of the net advances through additional funding of the joint venture. The Company recorded additional losses of $1,458 related to this agreement during the nine months ended September 30, 2017. There are no remaining TerraSea projects at September 30, 2017.

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

As discussed in Note 9, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. Zurich could be obligated to reimburse the loss, damage and expense that may arise from the alleged default. The Company estimated its exposure to a surety bond claim, including associated expenses, to be $20,900 and has recorded this amount in discontinued operations during the nine months ended September 30, 2017 as follows:

Nine Months Ended
September 30,
2017

Revenue	$—

Loss before income taxes from discontinued operations	$(20,900)
Income tax benefit	8,203
Loss from discontinued operations, net of income taxes	$(12,697)

Magnus Pacific acquisition

On November 4, 2014, the Company acquired Magnus Pacific Corporation (“Magnus”), a California corporation, for an aggregate purchase price of approximately $40 million. Under the terms of the acquisition, the aggregate purchase price is satisfied by payment of $25 million paid at closing, the issuance of a promissory note and an earnout payment.

Magnus did not reach the minimum EBITDA threshold for 2015 designated in the secured promissory note; therefore, during 2015, the Company reduced the remaining fair value to zero. Under the terms of the acquisition, as amended, the maximum potential aggregate earnout (the “Earnout Payment”) is $11,400 and will be determined based on the attainment of an average Adjusted EBITDA target of GLEI for the years ending December 31, 2017, December 31, 2018 and December 31, 2019. The Earnout Payment may be paid in cash or shares of the Company’s common stock, at the Company’s option. The Company remeasures the fair value of the contingent Earnout Payment based on projections of the earnings target for the business. Based on the Company’s current projections, GLEI is not expected to reach the minimum Adjusted EBITDA threshold designated in the amended share purchase agreement. During the third quarter of 2016, the Company reduced the remaining fair value of $8,940 to zero and the corresponding change was reflected in general and administrative expenses and interest expense.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Dredging
Contract revenues	$133,862	$154,448	$439,423	$453,122
Operating income	2,725	5,553	13,313	26,762

Environmental & infrastructure
Contract revenues	$29,667	$44,565	$73,602	$103,437
Operating income (loss)	(3,727)	7,307	(6,601)	(10,173)

Intersegment revenues	$(212)	$(144)	$(2,263)	$(2,379)
Total
Contract revenues	$163,317	$198,869	$510,762	$554,180
Operating income (loss)	(1,002)	12,860	6,712	16,589

Foreign dredging revenue for the three and nine months ended September 30, 2017 of $5,849 and $37,423, respectively, was mostly attributable to work done in the Middle East. Foreign dredging revenue for the three and nine months ended September 30, 2016 was $21,139 and $34,331, respectively.

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

13.	Subsidiary guarantors

The Company’s long-term debt at September 30, 2017 includes $325,000 of 8.000% senior notes due May 15, 2022. The Company’s obligations under these senior unsecured notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

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

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of September 30, 2017 and December 31, 2016;
(ii)	statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016; and
(iii)	statements of cash flows for the nine months ended September 30, 2017 and 2016.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2017
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$7,179	$3,263	$27	$—	$10,469
Accounts receivable — net	76,215	4,204	—	(1,083)	79,336
Contract revenues in excess of billings	82,355	287	—	—	82,642
Inventories	35,540	-	—	—	35,540
Prepaid expenses and other current assets	45,459	2,513	12	—	47,984
Total current assets	246,748	10,267	39	(1,083)	255,971

PROPERTY AND EQUIPMENT—Net	413,504	108	—	—	413,612
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,270	361	—	—	84,631
INVENTORIES — Noncurrent	57,597	—	—	—	57,597
INVESTMENTS IN JOINT VENTURES	7,344	—	—	—	7,344
ASSETS HELD FOR SALE—Noncurrent	8,436	133	—	—	8,569
RECEIVABLES FROM AFFILIATES	50,380	19,697	176,606	(246,683)	—
INVESTMENTS IN SUBSIDIARIES	—	—	543,529	(543,529)	—
OTHER	8,706	1	5,260	—	13,967
TOTAL	$876,985	$30,567	$725,434	$(791,295)	$841,691

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,025	$288	$—	$(1,083)	$67,230
Accrued expenses	37,655	4,286	10,055	—	51,996
Billings in excess of contract revenues	4,646	—	—	—	4,646
Current portion of long term debt	1,624	—	1,195	—	2,819
Total current liabilities	111,950	4,574	11,250	(1,083)	126,691

8% SENIOR NOTES	—	—	320,834	—	320,834
REVOLVING CREDIT FACILITY	—	—	90,000	—	90,000
NOTES PAYABLE	—	—	12,392	—	12,392
DEFERRED INCOME TAXES	(565)	—	55,056	—	54,491
PAYABLES TO AFFILIATES	177,925	61,758	7,000	(246,683)	—
INVESTMENTS IN SUBSIDIARIES	31,167	—	—	(31,167)	—
OTHER	8,381	—	178	—	8,559
Total liabilities	328,858	66,332	496,710	(278,933)	612,967

TOTAL EQUITY	548,127	(35,765)	228,724	(512,362)	228,724
TOTAL	$876,985	$30,567	$725,434	$(791,295)	$841,691

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$163,056	$836	$—	$(575)	$163,317
Costs of contract revenues	(145,614)	(1,583)	—	575	(146,622)
Gross profit	17,442	(747)	—	—	16,695
OPERATING EXPENSES:
General and administrative expenses	17,647	(125)	—	—	17,522
(Gain) loss on sale of assets—net	(48)	223	—	—	175
Operating income	(157)	(845)	—	—	(1,002)
Interest expense—net	414	(323)	(6,508)	—	(6,417)
Equity in loss of subsidiaries	(253)	—	(1,151)	1,404	—
Equity in loss of joint ventures	26	—	—	—	26
Other expense	(130)	(136)	—	—	(266)
Income (loss) before income taxes	(100)	(1,304)	(7,659)	1,404	(7,659)
Income tax benefit	—	—	2,714	—	2,714
Net income (loss)	$(100)	$(1,304)	$(4,945)	$1,404	$(4,945)

Comprehensive income (loss)	$1,584	$(1,306)	$(3,263)	$(278)	$(3,263)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$186,765	$12,000	$—	$104	$198,869
Costs of contract revenues	(163,397)	(15,323)	—	(104)	(178,824)
Gross profit	23,368	(3,323)	—	—	20,045
OPERATING EXPENSES:
General and administrative expenses	4,047	3,138	2	—	7,187
Gain on sale of assets—net	—	(2)	—	—	(2)
Operating income (loss)	19,321	(6,459)	(2)	—	12,860
Interest expense—net	1,294	(398)	(5,715)	—	(4,819)
Equity in earnings (loss) of subsidiaries	(5,829)	—	13,041	(7,212)	—
Equity in earnings of joint ventures	6	—	—	—	6
Other income (expense)	(645)	8	—	—	(637)
Income (loss) before income taxes	14,147	(6,849)	7,324	(7,212)	7,410
Income tax provision	—	(86)	(2,764)	—	(2,850)
Net income (loss)	$14,147	$(6,935)	$4,560	$(7,212)	$4,560

Comprehensive income (loss)	$14,147	$(6,913)	$4,582	$(7,234)	$4,582

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$507,354	$5,113	$—	$(1,705)	$510,762
Costs of contract revenues	(447,954)	(5,862)	—	1,705	(452,111)
Gross profit	59,400	(749)	—	—	58,651
OPERATING EXPENSES:
General and administrative expenses	50,973	611	—	—	51,584
Loss on sale of assets—net	212	143	—	—	355
Operating income (loss)	8,215	(1,503)	—	—	6,712
Interest expense—net	1,051	(981)	(18,510)	—	(18,440)
Equity in earnings of subsidiaries	788	—	4,984	(5,772)	—
Equity in loss of joint ventures	(1,441)	—	—	—	(1,441)
Loss on extinguishment of debt	—	—	(2,330)	—	(2,330)
Other income (expense)	(593)	250	—	—	(343)
Income (loss) from continuing operations before income taxes	8,020	(2,234)	(15,856)	(5,772)	(15,842)
Income tax (provision) benefit	—	(14)	6,126	—	6,112
Income (loss) from continuing operations	8,020	(2,248)	(9,730)	(5,772)	(9,730)
Loss from discontinued operations, net of income taxes	(20,900)	—	(12,697)	20,900	(12,697)
Net income (loss)	$(12,880)	$(2,248)	$(22,427)	$15,128	$(22,427)

Comprehensive loss	$(12,648)	$(2,272)	$(22,219)	$14,920	$(22,219)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

Contract revenues	$519,093	$36,628	$—	$(1,541)	$554,180
Costs of contract revenues	(440,487)	(50,943)	—	1,541	(489,889)
Gross profit	78,606	(14,315)	—	—	64,291
OPERATING EXPENSES:
General and administrative expenses	36,962	10,118	(53)	—	47,027
(Gain) loss on sale of assets—net	681	(6)	—	—	675
Operating income (loss)	40,963	(24,427)	53	—	16,589
Interest expense—net	1,662	(1,131)	(16,974)	—	(16,443)
Equity in earnings (loss) of subsidiaries	(22,610)	—	15,082	7,528	—
Equity in earnings of joint ventures	19	—	—	—	19
Other expense	(1,158)	(760)	—	—	(1,918)
Income (loss) before income taxes	18,876	(26,318)	(1,839)	7,528	(1,753)
Income tax (provision) benefit	—	(86)	645	—	559
Net income (loss)	$18,876	$(26,404)	$(1,194)	$7,528	$(1,194)

Comprehensive income (loss)	$18,876	$(25,825)	$(615)	$6,949	$(615)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities of continuing operations	$35,681	$4,438	$(17,142)	—	$22,977
Net cash flows used in operating activities of discontinued operations	(20,900)	—	—	—	(20,900)
Cash provided by (used in) operating activities	14,781	4,438	(17,142)	—	2,077

INVESTING ACTIVITIES:
Purchases of property and equipment	(57,023)	7,646	—	—	(49,377)
Proceeds from dispositions of property and equipment	7,722	1,476	—	—	9,198
Changes in restricted cash	7,035	—	—	—	7,035
Net change in accounts with affiliates	12,071	—	(94,140)	82,069	—
Transfer to parent	—	—	81,000	(81,000)	—
Cash provided by (used in) investing activities	(30,195)	9,122	(13,140)	1,069	(33,144)

FINANCING ACTIVITIES:
Proceeds from issuance of 8% senior notes	—	—	325,000	—	325,000
Redemption of 7 3/8% senior notes	—	—	(275,000)	—	(275,000)
7 3/8% senior notes tender premium	—	—	(744)	—	(744)
Deferred financing fees	—	—	(4,522)	—	(4,522)
Repayments of long term note payable	—	—	(855)	—	(855)
Proceeds from equipment debt	1,241	—	—	—	1,241
Repayments of equipment debt	(1,171)	—	—	—	(1,171)
Net change in accounts with affiliates	93,109	(11,040)	—	(82,069)	—
Transfer to parent	(81,000)	—	—	81,000	—
Taxes paid on settlement of vested share awards	—	—	(328)	—	(328)
Exercise of options and purchases from employee stock plans	—	—	867	—	867
Borrowings under revolving loans	—	—	89,425	—	89,425
Repayments of revolving loans	—	—	(103,536)	—	(103,536)
Cash provided by (used in) financing activities	12,179	(11,040)	30,307	(1,069)	30,377

Effect of foreign currency exchange rates on cash and cash equivalents	—	(8)	—	—	(8)

Net increase (decrease) in cash and cash equivalents	(3,235)	2,512	25	—	(698)

Cash and cash equivalents at beginning of period	10,414	751	2	—	11,167

Cash and cash equivalents at end of period	$7,179	$3,263	$27	$—	$10,469

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$45,057	$(11,911)	$(20,168)	$—	$12,978

INVESTING ACTIVITIES:
Purchases of property and equipment	(58,821)	(21)	—	—	(58,842)
Proceeds from dispositions of property and equipment	10,289	166	—	—	10,455
Net change in accounts with affiliates	(7,027)	—	—	7,027	—
Cash provided by (used in) investing activities	(55,559)	145	—	7,027	(48,387)

FINANCING ACTIVITIES:
Deferred financing fees	—	—	(332)	—	(332)
Repayments of long term note payable	—	—	(803)	—	(803)
Repayments of term loan facility	—	—	(3,750)	—	(3,750)
Repayment of equipment debt	(221)	(843)	—	—	(1,064)
Net change in accounts with affiliates	34,471	11,246	(38,690)	(7,027)	—
Transfer to parent	(23,000)	—	23,000	—	—
Exercise of options and purchases from employee stock plans	—	—	905	—	905
Taxes paid on settlement of vested share awards	—	—	(162)	—	(162)
Borrowings under revolving loans	—	—	133,000	—	133,000
Repayments of revolving loans	—	—	(93,000)	—	(93,000)
Cash provided by (used in) financing activities	11,250	10,403	20,168	(7,027)	34,794

Effect of foreign currency exchange rates on cash and cash equivalents	—	26	—	—	26

Net increase (decrease) in cash and cash equivalents	748	(1,337)	—	—	(589)

Cash and cash equivalents at beginning of period	11,698	2,484	2	—	14,184

Cash and cash equivalents at end of period	$12,446	$1,147	$2	$—	$13,595

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary note regarding forward-looking statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. In addition, these statements include, but are not limited to, our statements regarding the likelihood of realizing, and amount of, expected restructuring charges to be realized in connection with the restructuring activities.

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2016, and in other securities filings by Great Lakes with the SEC. In addition, the restructuring may not occur to the extent described herein if, among other factors, our lenders do not approve the related asset retirements, sales and certain other restructuring activities.  In addition, numerous other factors may limit the extent to which the anticipated benefits are realized.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2017, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 62% of dredging revenues, slightly below the Company’s prior three year average of 66%.

The Company’s environmental & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. The environmental & infrastructure segment, which is comprised of Great Lakes Environmental & Infrastructure, LLC (“GLEI”) and Terra Contracting Services, LLC (“Terra”), accounted for 13% of total revenues in the first nine months of 2017.

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments. The Company has determined that dredging, GLEI and Terra are the Company’s three reporting units.

Results of operations

The following tables set forth the components of net loss and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(89.8)	(89.9)	(88.5)	(88.4)
Gross profit	10.2	10.1	11.5	11.6
General and administrative expenses	10.7	3.6	10.1	8.5
(Gain) loss on sale of assets—net	0.1	—	0.1	0.1
Operating income (loss)	(0.6)	6.6	1.3	2.9
Interest expense—net	(3.9)	(2.4)	(3.6)	(3.0)
Equity in earnings (loss) of joint ventures	—	-	(0.3)	—
Loss on extinguishment of debt	—	—	(0.5)	—
Other expense	(0.2)	(0.3)	(0.1)	(0.3)
Income (loss) from continuing operations before income taxes	(4.7)	3.9	(3.2)	(0.3)
Income tax (provision) benefit	1.7	(1.4)	1.2	0.1
Income (loss) from continuing operations	(3.0)	2.5	(2.0)	(0.2)
Loss from discontinued operations, net of income taxes	—	—	(2.5)	—
Net income (loss)	(3.0)	2.3	(4.5)	(0.2)

Adjusted EBITDA from continuing operations	6.9%	14.6%	8.4%	10.9%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands)
Net income (loss)	$(4,945)	$4,560	$(22,427)	$(1,194)
Loss from discontinued operations, net of income taxes	—	—	(12,697)	—
Income (loss) from continuing operations	(4,945)	4,560	(9,730)	(1,194)
Adjusted for:
Interest expense—net	6,417	4,819	18,440	16,443
Income tax (provision) benefit	(2,714)	2,850	(6,112)	(559)
Depreciation and amortization	12,557	16,872	38,186	45,692
Loss on extinguishment of debt	—	—	2,330	—
Adjusted EBITDA from continuing operations	$11,315	$29,101	$43,114	$60,382

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2017	2016	Change	2017	2016	Change
Dredging:
Capital—U.S.	$30,561	$59,811	(48.9)%	$128,634	$152,083	(15.4)%
Capital—foreign	5,849	21,139	(72.3)%	37,423	34,331	9.0%
Coastal protection	40,726	47,983	(15.1)%	141,365	152,622	(7.4)%
Maintenance	42,282	11,320	273.5%	98,532	77,544	27.1%
Rivers & lakes	14,444	14,195	1.8%	33,469	36,542	(8.4)%
Total dredging revenues	133,862	154,448	(13.3)%	439,423	453,122	(3.0)%
Environmental & infrastructure	29,667	44,565	(33.4)%	73,602	103,437	(28.8)%
Intersegment revenue	(212)	(144)	47.2%	(2,263)	(2,379)	(4.9)%
Total revenues	$163,317	$198,869	(17.9)%	$510,762	$554,180	(7.8)%

Total revenue was $163.3 million for the three months ended September 30, 2017, down $35.6 million, or 18%, from $198.9 million for the same period in the prior year. For the three months ended September 30, 2017, the Company experienced an increase in maintenance revenue. This increase was offset by decreases in all other types of work except for rivers & lakes, which was in line with the prior year period. For the nine months ended September 30, 2017, total revenue was $510.8 million, down from revenue of $554.2 million for the same period in the prior year, representing a decrease of $43.4 million or 8%. For the nine months ended September 30,

2017, the Company experienced increases in foreign capital and maintenance revenues, which were offset by decreases in domestic capital, coastal protection, and rivers & lakes revenues, in addition to lower revenues in environmental and infrastructure.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the quarter ended September 30, 2017, domestic capital dredging was $30.6 million, down $29.2 million, or 49%, compared to $59.8 million for the same quarter in 2016. Domestic capital dredging revenues were lower for the quarter ended September 30, 2017 as the prior year period contained work on the Savannah Harbor deepening project and revenue earned on a liquefied natural gas (“LNG”) project in Texas at higher levels than during the quarter in the current year. In addition, we experienced delays associated with Hurricane Harvey, Irma, Maria, and Jose, which caused work stoppage on our projects in the impacted area. Domestic capital dredging for the nine months ended September 30, 2017 was $128.6 million compared to $152.1 million for the same period in 2016, representing a decrease of $23.4 million, or 15%. For the nine months ended September 30, 2017, the lower domestic capital dredging revenues were primarily related to the two multiyear projects mentioned above, for which a greater amount of revenue was earned during the prior year period. Further work on a deepening project on the Delaware River and on coastal restoration projects in Louisiana also contributed to revenue for the nine months ended September 30, 2017.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the third quarter of 2017, foreign capital revenue was $5.8 million, which is $15.3 million, or 72%, below the $21.1 million in the same quarter in the prior year. Foreign capital revenue for the nine months ended September 30, 2017 was $37.4 million, which is $3.1 million, or 9%, higher as compared to the same period in the prior year. The increase in revenue for the nine months ended September 30, 2017 was attributable to a greater amount of revenue earned on a project in Saudi Arabia as well as a sand supply project in Bahrain during the current year period. Additional projects in Bahrain and a project in Brazil also contributed to revenue during the nine months ended September 30, 2017.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended September 30, 2017 was $40.7 million, declining $7.3 million, or 15%, compared to $48.0 million in the prior year period. Coastal protection revenue for the nine months ended September 30, 2017 was $141.4 million, down $11.3 million or 7%, from $152.6 million for the first nine months of 2016. The decrease in coastal protection revenue for the three and nine months ended September 30, 2017 was attributable to a lower amount of revenue earned on large projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and winter storms as compared to the same periods in 2016. In addition, the prior year included a greater amount of revenue from projects in Florida as compared to the current year. This decrease was partially offset by a greater amount of revenue earned on several coastal protection projects in Virginia, South Carolina, North Carolina and Delaware during the first nine months of 2017.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Maintenance revenue for the third quarter of 2017 was $42.3 million, up $31.0 million, or 274%, from $11.3 million in the third quarter of 2016. During the third quarter of 2017, the increase in maintenance dredging revenues was driven by work on several projects including ongoing projects in Florida, California, Oregon, Louisiana and Delaware as well as a new project in Boston Harbor during the current period. Maintenance revenue for the first nine months of 2017 was $98.5 million, an increase of $21.0 million, or 27%, compared to $77.5 million for the comparable period in the prior year. The increase in maintenance dredging revenues for the first nine months of 2017 was mostly attributable to a greater volume of projects. Maintenance projects in Delaware, Maryland, California, Oregon, Florida, North Carolina, Louisiana, Massachusetts, Pennsylvania, and New York contributed to revenue during the first nine months of 2017.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the third quarter of 2017, rivers & lakes revenue was $14.4 million, increasing by $0.2 million, or 2%, from $14.2 million during the same period of 2016. Rivers & lakes revenue for the nine months ended September 30, 2017 was $33.5 million, down $3.1 million, or 8%, from $36.5 million in the first nine months of 2016. The decrease in rivers & lakes revenue for the nine months ended September 30, 2017 was driven by a greater amount of revenue earned on a reservoir project in Kansas during the prior year period. This decrease was partially offset by revenue earned on projects in New Jersey, Florida, Mississippi and Illinois during the first nine months of 2017.

The environmental & infrastructure segment’s services include environmental and geotechnical construction, specifically, slurry wall construction, in-situ stabilization, large scale reclamation and habitat restoration. In addition, the segment provides remediation services which involve the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. Environmental & infrastructure segment revenues during the third quarter of 2017 were $29.7 million, down $14.9 million, or 33%, compared to $44.6 million in the same quarter of the prior year. For the nine months ended September 30, 2017, the environmental & infrastructure segment recorded revenues of $73.6 million, a $29.8 million, or 29%, decrease from $103.4 million for the same prior year period. Environmental & infrastructure revenue for the first nine months of 2017 included work on remediation projects in Florida, New Jersey and Colorado and geotechnical projects in California. Revenue on these projects was offset by a greater amount of revenue earned on a large mine project in Washington and in the environmental & infrastructure segment’s service lines during the first nine months of 2016. During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line.

Consolidated gross profit for the quarter ended September 30, 2017 was $16.7 million, a decline of $3.3 million, or 17%, compared to $20.0 million in the same quarter of 2016. Gross profit margin for the three months ended September 30, 2017 was 10.2% compared to 10.1% in the third quarter of 2016. The decrease in gross profit for the third quarter of 2017 was a result of lower margin in the environmental & infrastructure segment primarily due to a project loss encountered in the quarter. Consolidated gross profit for the nine months ended September 30, 2017 was $58.7 million, down $5.6 million, or 9%, compared to $64.3 million in the same period of the prior year. Gross profit margin for the nine months ended September 30, 2017 was effectively unchanged at 11.5% from 11.6% in the first nine months of 2016. The decrease in gross profit for the nine months ended September 30, 2017 was attributable to fewer domestic dredging projects with strong performance than in the comparable period of the prior year. In comparison, the Company experienced strong performance on several coastal protection and maintenance projects during the prior year period. These decreases were partially offset by lower overhead, primarily related to improved absorption of the segment’s downsized fleet of equipment, in the environmental & infrastructure segment during the first nine months of 2017 as compared to the prior year period, which positively contributed to gross profit.

During the three months ended September 30, 2017 and 2016, general and administrative expenses were $17.5 million and $7.2 million, respectively. In the prior year quarter, the Company reduced the remaining fair value of the contingent earnout related to the acquisition of Magnus Pacific Corporation by $8.0 million to zero. The remaining increase in general and administrative expenses for the third quarter of 2017 was primarily driven by a $1.7 million increase in payroll and benefits due to one-time costs of severance incurred in the current year quarter. General and administrative expenses for the nine months ended September 30, 2017 and 2016 totaled $51.6 million and $47.0 million, respectively. The $4.6 million increase in general and administrative expenses for the first nine months of 2017 was mostly attributable to the aforementioned earnout reduction in the prior year and additional severance, partially offset by a $3.9 million decrease in payroll and benefits primarily related to the service lines of the environmental & infrastructure segment’s business sold in the fourth quarter of 2016 and a $2.4 million decrease in legal and professional fees during the first nine months of 2017.

Operating loss for the third quarter of 2017 was $1.0 million, a $13.9 million decrease compared to operating income of $12.9 million for the same quarter in the 2016. The lower operating income for the third quarter of 2017 was a result of higher gross profit and lower general and administrative expenses in the same period in the prior year, as described above. For the nine months ended September 30, 2017, the Company experienced operating income of $6.7 million, a decrease of $9.9 million, from operating income of $16.6 million in the same prior year period. The change in the Company’s operating income for the first nine months of 2017 was attributable to a decrease in gross profit, as described above, partially offset by a decrease  in general and administrative expenses.

For the three months ended September 30, 2017 and 2016, net interest expense was $6.4 million and $4.8 million, respectively. Net interest expense for the nine months ended September 30, 2017 was $18.4 million, up $2.0 million, or 12%, from interest expense of $16.4 million for the same period in the prior year. The increase in interest expense for the quarter and year to date 2017 was primarily attributable to an increase in interest expense related to the higher principal on the Company’s new senior notes and higher interest expense related to the Company’s senior secured revolving credit facility, which had a greater amount outstanding in the current year.

Income tax benefit for the three months ended September 30, 2017 was $2.7 million compared to a $2.9 million income tax expense for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, the income tax benefit was $6.1 million and $0.6 million, respectively. The effective tax rate for the nine months ended September 30, 2017 was 38.6%, slightly above the effective tax rate of 31.9% for the same period of 2016.

The Company recorded a net loss from continuing operations of $4.9 million and a diluted loss per share attributable to continuing operations of $0.08 for the third quarter of 2017, compared to a net income from continuing operations of $4.6 million and a diluted earnings per share attributable to continuing operations of $0.08 for the third quarter of 2016. The Company experienced a net loss from continuing operations of $9.7 million and a diluted loss per share attributable to continuing operations of $0.16 for the nine months ended September 30, 2017, compared to a net loss from continuing operations of $1.2 million and a diluted loss per share attributable to continuing operations of $0.02 for the same period of 2016. The change in net loss or income from continuing operations for the three and nine months ended September 30, 2017 was driven by the decrease in operating income, as described above, partially offset by an increase in interest expense and loss on extinguishment of debt resulting from the Company’s new senior notes during the current year period. Further, the Company recognized a $1.5 million loss associated with the Company’s TerraSea joint venture during the second quarter of 2017.

Adjusted EBITDA from continuing operations (as defined on page 30) for the quarter ended September 30, 2017 was $11.3 million, down $17.8 million, or 61%, from $29.1 million for the third quarter of 2016. The change in EBITDA from continuing operations during the third quarter of 2017 was driven by a decrease in operating income as described above, excluding depreciation. For the nine months ended September 30, 2017, Adjusted EBITDA from continuing operations was $43.1 million, down $17.3 million, or 29%, from Adjusted EBITDA from continuing operations of $60.4 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the first nine months of 2017 was attributable to lower gross profit, excluding depreciation, higher general and administrative expenses, as described above, and the loss associated with the Company’s TerraSea joint venture recorded during the second quarter of 2017.

Results by segment

Dredging

Dredging segment revenues for the third quarter of 2017 were $133.9 million, down $20.6 million, or 13%, compared to $154.4 million for the third quarter of 2016. For the quarter ended September 30, 2017, the segment experienced an increase in maintenance revenue. This increase was offset by decreases in all other revenue types of work except for rivers & lakes, which was in line with the prior year period. The prior year period included work on the Savannah Harbor deepening project, on a LNG project in Texas and on large projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and winter storms at higher levels than during the quarter in the current year. This was partially offset by increases in maintenance dredging revenues driven by work on several projects including ongoing projects in Florida, California, Oregon, Louisiana and Delaware as well as a new project in Boston Harbor during the current year period. Dredging segment revenues for the nine months ended September 30, 2017 were $439.4 million, down $13.7 million, or 3%, compared to revenues of $453.1 million for the same prior year period. For the nine months ended September 30, 2017, the dredging segment experienced increases in foreign capital and maintenance revenues which were offset by decreases in domestic capital, coastal protection and rivers & lakes revenues. This decrease in current year revenues was primarily driven by lower revenue earned during the current year on the Savannah Harbor deepening project, on a LNG project in Texas, on a reservoir project in Kansas and on large projects in New York and New Jersey for the repair of shorelines damaged as a result of Superstorm Sandy and winter storms as compared to the same period in 2016.

Dredging segment gross profit for the quarter ended September 30, 2017 was $16.4 million compared to $16.5 million in the same quarter of the prior year. Gross profit margin for the third quarter of 2017 and 2016 was 12.3% and 10.7%, respectively. For the nine months ended September 30, 2017, the dredging segment gross profit was $52.4 million, down from a gross profit of $63.9 million in the same period of 2016. Further, dredging segment gross profit margin for the nine months ended September 30, 2017 decreased to 11.9% from gross profit margin of 14.1% for the nine months of 2016. The decrease in dredging segment gross profit for the three and nine months ended September 30, 2017 was attributable to fewer domestic dredging projects with strong performance than in the comparable period of the prior year.

Dredging segment operating income for the third quarter of 2017 was $2.7 million, a $2.8 million decrease compared to $5.6 million in the same period of the prior year. For the nine months ended September 30, 2017, operating income was $13.3 million, a $13.4 million decrease from $26.8 million in the first nine months of 2016. The change in operating income for the three and nine months ended September 30, 2017 is primarily the result of lower gross profit, as described above, and higher general and administrative expenses partially due to $1.3 million of one-time costs of severance incurred in the current year quarter and higher labor and benefit costs offset by lower legal and professional fees as compared to the first nine months of 2016.

Environmental & infrastructure

During the three months ended September 30, 2017, environmental & infrastructure revenues were $29.7 million, down $14.9 million, or 33%, from $44.6 million in the same quarter in the prior year. Environmental & infrastructure segment revenues for the nine months ended September 30, 2017 were $73.6 million, down $29.8 million, or 29%, from revenue of $103.4 million for the first nine months of 2016. Environmental & infrastructure revenues for the first nine months of 2017 included work on remediation projects in Florida, New Jersey and Colorado and geotechnical projects in California. Revenue on these projects was offset by a greater amount of revenue earned on a large mine project in Washington and in the environmental & infrastructure segment’s service lines during the first nine months of 2016. During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line.

Environmental & infrastructure gross profit for the third quarter of 2017 was $0.3 million, decreasing $3.3 million compared to $3.5 million in the third quarter of 2016. Gross profit margin in the environmental & infrastructure segment was 0.9% and 7.9% for the three months ended September 30, 2017 and 2016, respectively. The environmental & infrastructure segment experienced a gross profit of $6.3 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. For the first nine months of 2017, the environmental & infrastructure segment experienced a gross profit margin of 8.5% compared to 0.3% for the same period of the prior year. The change in gross profit during the nine months ended September 30, 2017 was driven by increased margin due to the sale of certain service lines of the environmental & infrastructure segment’s business which experienced losses in the prior year partially offset by a project loss encountered by the remediation line of business in the current year quarter. In addition, lower overhead, primarily related to improved absorption of the segment’s downsized fleet of equipment, during the first nine months of 2017 as compared to the prior year period, positively impacted gross profit.

Environmental & infrastructure segment operating loss for the third quarter of 2017 was $3.7 million, a $11.0 million decline compared to a $7.3 million operating income in the same period in the prior year. For the nine months ended September 30, 2017, the environmental & infrastructure segment experienced an operating loss of $6.6 million, a positive change of $3.6 million compared to an operating loss of $10.2 million for the same period of the prior year. In the prior year quarter, the Company reduced the remaining fair value of the Magnus contingent earnout by $8.0 million to zero. The change in operating loss for the nine months ended September 30, 2017 is mostly attributable to an increase in gross profit partially offset by the increase in general and administrative expenses, with the earnout in the prior year partially offset by a decrease in payroll and benefits primarily related to the service lines of the environmental & infrastructure segment’s business, which was sold in the fourth quarter of 2016.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2017	2016	2016
Dredging:
Capital - U.S.	$256,940	$234,575	$285,907
Capital - foreign	12,720	22,025	33,834
Coastal protection	78,670	109,871	152,167
Maintenance	54,068	56,929	44,181
Rivers & lakes	25,444	44,298	54,131
Dredging Backlog	427,843	467,698	570,220
Environmental & infrastructure	58,191	37,645	32,530
Total Backlog	$486,034	$505,343	$602,750

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 71% of the Company’s September 30, 2017 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the 2017 quarter ended September 30, 2017 totaled $386.5 million, a $66.5 million increase from $320.0 million in the same quarter of the prior year. The domestic dredging bid market for the nine months ended September 30, 2017 was $809.3 million, an increase of $141.2 million, compared to the first nine months of 2016. Awards during the current year period include a deepening project in Charleston, South Carolina, four coastal protection projects in Maryland, South Carolina, Florida and Delaware and maintenance projects in Pennsylvania, Virginia, Mississippi and New York. The bid market for the nine months ended September 30, 2017 improved over the prior year due to significantly higher amounts of maintenance and capital projects being bid offset by lower rivers and lakes projects awarded. The coastal protection market was essentially flat year over year. For the contracts awarded in the current year, the Company won 47%, or $89.7 million, of the coastal protection projects, 55%, or $135.7 million, of the domestic capital projects, 28%, or $99.1 million, of the maintenance projects and 20%, or $2.6 million, of the rivers & lakes projects through September 30, 2017. The Company won 40% of the overall domestic bid market for the first nine months of 2017, which is in line with the Company’s prior three year average of 42%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $427.8 million at September 30, 2017 compared to $467.7 million of backlog at December 31, 2016. These amounts do not reflect approximately $263.3 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at September 30, 2017. In September 2017, the Company was the low bidder on the Charleston 2 Deepening project at $278.4 million. The base component of the project was awarded in October 2017 representing $213 million, which is included in the low bids pending formal award. At December 31, 2016 the amount of domestic low bids and options pending award was $24.6 million.

Domestic capital dredging backlog at September 30, 2017 was $22.4 million higher than at December 31, 2016. During the first nine months of 2017, the Company was awarded an $88 million coastal restoration project in the Gulf of Mexico and a $47 million deepening project in South Carolina. For the nine months ended September 30, 2017, the Company continued to earn revenue on several coastal restoration projects in Louisiana, the Savannah Harbor deepening project, a deepening project on the Delaware River and an LNG project in Texas which were in backlog at December 31, 2016. The Company is encouraged by the new administration’s focus on repairing and rebuilding America’s infrastructure, including our nation’s ports and waterways. The Panama Canal expansion was completed during the second quarter of 2016, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-Panamax vessels. The Company anticipates that Boston will likely be the next port that will be let for bid, potentially in the fourth quarter of 2017. Further, additional phases of Jacksonville continue to look promising to potentially bid in 2018. In April 2016, the federal court in New Orleans approved the October 2015 settlement, of approximately $20 billion, between the United States, the five Gulf States and BP for damages from the Deepwater Horizon oil spill. Louisiana will receive a minimum of $6.8 billion for claims related to natural resource damages under the Oil Pollution Act, Clean Water Act as civil penalties, and the State’s various economic claims. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill, including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next 15 to 18 years, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid.

Foreign capital dredging backlog at September 30, 2017 was $9.3 million lower than at December 31, 2016. During the first nine months of 2017, the Company was awarded a sand supply project in the Middle East. During the second quarter of 2017, the Company was the low bidder on a $67 million project in Bahrain which the Company expects to be awarded by year end. During the first nine months of 2017, the Company continued to earn revenue on a project in Saudi Arabia which was in backlog at December 31, 2016.  Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism, all of which are expected to add nearly 400 viable dredging projects over the next six years.

Coastal protection dredging backlog at September 30, 2017 was $31.2 million lower than at December 31, 2016. In the first nine months of 2017, the Company was awarded a $26 million coastal protection project in South Carolina and four additional coastal protection projects in Maryland, South Carolina, Florida and Pennsylvania as well as an option on a coastal protection project in New Jersey. In comparison, the Company was awarded larger coastal protection projects in North Carolina and Virginia during the prior year period. During the first nine months of 2017, the Company continued to earn revenue on several large coastal protection projects in New Jersey and New York as well as on large projects in Virginia and North Carolina which were in backlog at December 31, 2016. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to continue in 2017 and 2018. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms. Coastal shoreline impacts from Hurricane Harvey in Texas and Hurricanes Irma, Jose, Maria and Nate on the East and Gulf coasts are being assessed and may lead to supplemental funding and future coastal protection projects. Maintenance dredging backlog was down $2.9 million from December 31, 2016. During the first nine months of 2017, the Company was awarded maintenance projects in North Carolina, Louisiana, Maryland and on the Columbia River. During the first nine months of 2017, the Company continued to earn revenue on projects in Maryland, Massachusetts, Pennsylvania, Florida and Delaware which were in backlog at December 31, 2016. The budget for fiscal year 2017 provides for a record budget for the Corps of $6 billion and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. Further, the water resources development bill, rebranded as the Water Infrastructure Improvements for the Nation Act (“WIIN”) was enacted during the fourth quarter of 2016. WIIN emphasizes previous Water Resources Reform and Development Act (“WRRDA”) language which calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WIIN ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2017 and beyond.

Rivers & lakes backlog at September 30, 2017 was down by $18.9 million from backlog at December 31, 2016. During the first nine months of 2017, the Company was awarded a rivers & lakes project in New Jersey. For the nine months ended September 30, 2017, the Company continued to earn revenue on projects in New Jersey, Florida, Mississippi and Illinois which were in backlog at December 31, 2016. The Corps’ work plan for fiscal year 2017 includes several upper Mississippi River projects to open channels that are often clogged by silt and sediment from upstream, in addition to planned levee repair along the Mississippi River. Additionally, the Company’s rivers & lakes dredges are well suited for inland marsh projects in Louisiana that are expected to be let to bid through the Coastal Protection and Restoration Authority over the next year.

Environmental & infrastructure services backlog increased $20.5 million from December 31, 2016. During the first nine months of 2017, the Company was awarded three levee project in California, remediation projects in New Jersey, South Dakota, Colorado and Texas and two geotechnical projects in California. For the nine months ended September 30, 2017, the Company continued to earn revenue on remediation projects in Florida, New Jersey and Colorado which were in backlog at December 31, 2016. As part of the environmental & infrastructure segment’s initiatives, the Company intends to focus on geographical expansion in the geotechnical services business. The Company anticipates an increase in levee work in 2017 due to the recent flooding in the Northwest. Additionally, the Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the Environmental Protection Agency’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities of continuing operations for the nine months ended September 30, 2017 and 2016 totaled $23.0 million and $13.0 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations in the first nine months of 2017 compared to the same period in the prior year was driven by a greater investment in working capital during the prior year period. During the first nine months of 2017, the Company received $4.5 million in cash distributions from joint ventures compared to $3.2 million in the prior year period.

The Company’s cash flows used in investing activities for the first nine months of 2017 and 2016 totaled $33.1 million and $48.4 million, respectively. Investing activities in both periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended September 30, 2017, the Company received $6.5 million in cash proceeds from the restructuring of a dredge lease. During the nine months ended September 30, 2017, the Company spent $26.9 million on the construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), compared to $38.7 million in the same period in the prior year. In connection with the termination of the Company’s former revolving credit facility, the Company was required to issue cash collateral of $7.0 million related to two letters of credit during the fourth quarter of 2016. During the first quarter of 2017, new letters of credit were issued under the Company’s new credit facility and the cash used to collateralize the previous letters of credit was paid back in full to the Company. Additionally, the Company received the $6.5 million in proceeds from the restructuring of a dredge lease in 2017 in comparison to a receipt of $10.0 million for the sale of an underutilized dredge in 2016.

The Company’s cash flows provided by financing activities for the nine months ended September 30, 2017 and 2016 totaled $30.4 million and $34.8 million, respectively. The decrease in financing activities primarily relates to changes in the Company’s revolving credit facility partially offset by changes in the Company’s senior notes. Net cash flows provided by financing activities increased primarily due to the issuance of the Company’s $325 million of 8% senior notes during the second quarter of 2017. The Company used a portion of the net proceeds to redeem its $275 million of 7 3/8% senior notes and repay a portion of the Company’s revolver during the nine months ended September 30, 2017. The Company also paid $4.5 million in financing fees on the issuance of the senior notes during the current year period. In comparison, net borrowings on the Company’s revolver during the first nine months of 2016 were $25 million higher than net borrowings in 2017. Further, the Company had a $1.5 million payment on the senior secured term loan facility during the prior year period. The senior secured term loan facility was paid in full during the fourth quarter of 2016.

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

Interest on the senior secured revolving credit facility of the Credit Agreement is equal to either a base rate option or LIBOR option, at the Company’s election. The base rate option is (1) the base commercial lending rate of PNC Bank, National Association, as publically announced plus (2)(a) an interest margin of 2.0% or (b) after the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Credit Agreement (commencing with the fiscal quarter ending December 31, 2017, the “Adjustment Date”), an interest margin ranging between 1.5% and 2.0% depending on the quarterly average undrawn availability on the senior secured revolving credit facility. The LIBOR option is the sum of (1) LIBOR and (2)(a) an interest margin of 3.0% or (b) after the Adjustment Date, an interest rate margin ranging between 2.5% to 3.0% per annum depending on the quarterly average undrawn availability on the senior secured revolving credit facility. The Credit Agreement is subject to an unused fee ranging from 0.25% to 0.375% per annum depending on the amount of average daily outstanding under the senior secured revolving credit facility.

As of September 30, 2017, the Company had $90.0 million of borrowings on the revolver and $33.8 million of letters of credit outstanding, resulting in $101.8 million of availability under the Credit Agreement. Borrowings under the line of credit may be limited based on the Company’s requirements to comply with its covenants.

Surety agreements

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At September 30, 2017, the Company had outstanding performance bonds totaling approximately

$1,296.9 million, of which $41.1 million relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $456.0 million.

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

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 11 to the Company’s condensed consolidated financial statements.

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

The market risk of the Company’s financial instruments as of September 30, 2017 has not materially changed since December 31, 2016. The market risk profile of the Company on December 31, 2016 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 9 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes, except for the following, during the nine months ended September 30, 2017 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

We may not realize all of the expected benefits from our restructuring activities.

In October 2017, we announced that we were executing a restructuring plan that would allow us to focus on reducing debt, improving return on capital and enhancing our fleet (the “Restructuring Plan”). Actual total costs, savings, benefits and timing of the Restructuring Plan may vary from our estimates. We therefore cannot ensure that we will achieve the targeted savings or other benefits. If our lenders do not approve the related asset retirements, sales and certain other restructuring activities, our ability to achieve the anticipated cost reductions of the Restructuring Plan may be adversely impacted, and our business may be disrupted. In addition, numerous other factors may limit the extent to which the anticipated benefits are realized. Unanticipated costs or unrealized savings in connection with the Restructuring Plan could adversely affect our results of operations and financial condition, as well as our likelihood of realizing, and the amount of, expected restructuring charges to be realized in connection with the Restructuring Plan.

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
** Furnished herewith

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

Date:  November 7, 2017