Form 10-K
period 2017-12-31
Great Lakes Dredge & Dock CORP
filed 2018-03-01
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $257,204,723 at June 30, 2017. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 23, 2018, 61,619,680 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2018 Annual Meeting of Stockholders.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2017, and in other securities filings by Great Lakes with the SEC.

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

The Company operates in two operating segments: dredging and environmental & infrastructure which are also the Company’s reportable segments and reporting units. Financial information about the Company’s reportable segments and operating revenues by geographic region is provided in Note 10, Income Taxes and Note 18, Segment Information, to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line.

Dredging Operations (84% of 2017 total revenues)

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

Over its 127 year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the U.S. and is one of the oldest and most experienced dredging companies in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations. Over the prior three years, foreign dredging operations accounted for an average of 18% of the Company’s dredging revenues. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Capital (domestic is 31% of 2017 dredging revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Foreign (7% of 2017 dredging revenues). Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last ten years, the Company has performed dredging work in the Middle East, Africa, Australia, the Caribbean and Central and South America.

Coastal protection (32% of 2017 dredging revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (23% of 2017 dredging revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, many channels require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if adequate commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (7% of 2017 dredging revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. In addition, many of our dredges can be transported to sites of waterway environmental remediation work to assist our environmental & infrastructure segment on projects. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce contractors’ ability to operate and transport its equipment in the relevant geographies.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its dredging services:

•

Deep port capital projects. Most of the East Coast and Gulf ports have expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, is undergoing significant change as a result of the Panama Canal expansion, which was completed in 2016. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently would not be able to use many U.S. ports. Miami’s port deepening project was completed in 2015 and its port channels are now able to accommodate larger vessels. Dredging began on the Savannah Harbor Expansion Project in 2015 and is expected to continue through 2018. The initial stages of mobilization began on the Charleston entrance channel projects during 2017. Dredging is expected to commence in 2018 and continue through 2020. The ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. In addition, the Water Resources Reform and Development Act (“WRRDA”) signed in the second quarter of 2014, authorized the U.S. Army Corps of Engineers (the “Corps”) to begin dredging to deepen the Savannah River channel, noted above, as well as initiate studies to deepen the ports in the Gulf Coast. During the fourth quarter of 2016, the House and the Senate passed the water resources development bill, rebranded as the Water Infrastructure Improvements for the Nation Act (“WIIN”), which includes the Water Resources Development Act of 2016. The Company views the bill as a positive catalyst for the domestic dredging industry as it authorizes nearly $16 billion in critical infrastructure improvements that are needed throughout the U.S. Further, the bill authorizes studies for future water resources improvements and makes modifications to previous authorizations. The Company is encouraged by the current administration's focus on repairing and rebuilding America's infrastructure, including our nation's ports and waterways. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry.

•

Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has completed a master plan calling for a $50 billion investment in its coastal infrastructure, with a significant portion involving dredging. Additionally, during October 2015, BP plc settled the final Deepwater Horizon oil spill claims for approximately $20 billion. This amount reflects the preliminary agreement which was reached in the second quarter of 2015 and includes $5.5 billion related to Clean Water Act penalties. Several state and local governments have already reached agreements that resolve their claims in the disaster. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next decade, the Company expects several coastal restoration projects envisioned by the Gulf States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $369 million over the prior three years. During 2017, the Company was awarded an $88 million coastal restoration project in the Gulf of Mexico. This project commenced dredging in 2017 and is expected to be completed in 2018.

•

Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. Superstorm Sandy highlighted the need for projects that clear the navigation channels, renourish damaged beaches and mitigate shore erosion from future storms. Since the beginning of 2013, the Corps has let for bid over $1 billion in projects to repair shorelines in New York and New Jersey damaged as a result of Superstorm Sandy. During February 2018, the U.S. Senate Committee on Appropriations announced the supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. Although it is uncertain the impact that this will have on the dredging market, the Company believes it is a positive indicator for work in the coastal protection and restoration markets. The annual bid market for coastal protection over the prior three years averaged $429 million.

•

Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. WIIN, previously mentioned, emphasizes previous WRRDA language which calls for full use of Harbor Maintenance Trust Fund (“HMTF”) for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WIIN ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by 3 percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2018 and beyond. The annual bid market for maintenance dredging over the prior three years averaged $355 million.

•

Need to maintain safe navigability of the U.S. river system. There are over twelve thousand miles of commercially navigable inland waterways that move more than 566 million tons of commercial goods annually. Transportation by barge requires less energy, and therefore is both better for the environment and costs less to move cargo than transportation by airplane, railcar or truck. Many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways. The annual bid market for rivers and lakes dredging over the prior three years averaged $107 million.

•

Domestic and international energy transportation. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. During 2014, Great Lakes completed dredging work on a project that will create a new shipping channel for a liquefied natural gas (“LNG”) terminal being developed to export abundant energy resources from the west coast of Australia. The Company was awarded a contract with Corpus Christi Liquefaction, LLC (“CCL”) during 2015. CCL is developing an LNG export terminal at a site located on Corpus Christi Bay in Texas. Great Lakes' portion of the LNG project involves the dredging and slope protection of two LNG carrier ship berths, dredging of a material offloading and tug mooring basin, and expansion of an existing La Quinta Channel turning basin. The significant drop in crude oil prices in during recent years may lead to a slowdown in the development of LNG export plants; however, the Company continues to expect that future global energy demand will necessitate improvements in the infrastructure base around sources of rich resources and in countries that import global energy.

•

Middle East market. Over the past ten years, the Middle East has been a strong market for dredging services. With substantial income from oil revenues and significant real estate development, these countries have been undergoing extensive infrastructure expansion. Historically lower oil prices and the contraction in Middle East commercial and real estate development have slowed the rate of the region’s infrastructure development in recent years. Despite the decline in recent years, urban development continues to drive the need for land reclamation in the Middle East and the Company expects growth in the area over the next few years. During 2015, the Company completed the widening and deepening of a portion of the Suez Canal which expanded the seaborne cargo capacity of this important waterway.

Environmental & Infrastructure Operations (approximately 16% of 2017 total revenues)

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

•

Government mandated remediation. The EPA mandates remediation initiatives that are paid for partially or in whole by responsible parties. The capability to provide the environmental clean-up of not only the waterway, but also the processing of the contaminated sediment or any contaminated soil from other brownfield sites as well as services related to new federal regulations over the storage and disposal of coal ash provides a targeted growth opportunity for Great Lakes. The Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the EPA’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

•

Levee formation and repair. Levees play a crucial role in protecting against widespread flood damage; however many levees throughout the U.S. are currently deficient and in need of repair. Approximately 100,000 miles of levees exist in the U.S. and the average age is 54 years. The impacts of climate change, including increased storms and flooding, will drive the need for levee repair. During 2015, 2016 and 2017, the Company worked on levee projects in California. The Company will continue to work on levee projects throughout 2018. The Company believes that levee formation and repair will provide significant opportunities for the environmental & infrastructure segment over the next several years.

For additional details regarding Dredging Operations and Environmental & Infrastructure Operations, including financial information regarding our international and U.S. revenues and long-lived assets, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, including Note 18, Segment Information, to the Company’s consolidated financial statements.

Customers

Dredging

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities, oil and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2017, approximately 63% of the Company’s dredging revenues were generated from 40 different contracts with federal agencies or third parties operating under contracts with federal agencies.

Environmental & infrastructure

Environmental & infrastructure customers include general contractors, corporations, Superfund potentially responsible parties, environmental engineering and construction firms that commission projects and federal as well as municipal government agencies. This segment benefits from key relationships with certain customers in the general contracting and environmental engineering industries. In 2017, two of the environmental & infrastructure segment’s customers were each responsible for approximately 12% of the environmental & infrastructure segment’s annual revenues; however, the loss of either or both of these customers would not have a material adverse effect on Great Lakes as a whole.

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

The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 127 year history. For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under the Credit Agreement (as defined below). Foreign bid guarantees are usually 2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Environmental & infrastructure

The environmental & infrastructure segment contracts with both private, non-governmental customers and governmental entities and may be required to secure bonding for projects with both governmental entities and non-governmental customers. The Sureties also provide bonds for the environmental & infrastructure segment.

Competition

Dredging

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment bonding and certification requirements; and government regulations. Competition on rivers & lakes projects is determined primarily based on geographic reach, project execution capability and price. Great Lakes and three other companies comprised approximately 81% of the Company’s defined bid market related to domestic capital, coastal protection, maintenance and rivers & lakes over the prior three years. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906, or “Dredging Act,” and Section 27 of the Merchant Marine Act of 1920, or “Jones Act,” provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

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

Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another. Hopper dredges primarily work on coastal protection and maintenance projects. The Company completed construction of a dual mode articulated tug/barge trailing suction hopper dredge (“ATB”), which is the largest domestic hopper dredge, during the fourth quarter of 2017.

Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the channel or ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain dredged materials can be directly pumped for miles with the aid of multiple booster pumps. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines and the placement of the dredged material. Unlike hopper dredges, relocating hydraulic dredges and all their ancillary equipment requires specialized vessels and additional time, and their operations can be impacted by ship traffic and rough waters. There is a wide range of hydraulic dredges from our smaller rivers & lakes vessels that use pipe sizes ranging from 10” to 22” and operate at between 365 and 3,200 total horsepower, while the Company’s other hydraulic dredges use pipe sizes ranging from 18” to 36” and operate at between 1,900 and 16,650 total horsepower.

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

During 2017, management initiated a strategic review to improve the Company's financial results in both domestic and international operations. As a result of this review, management began execution of a plan to retire certain underperforming and underutilized assets. The retirement of these underperforming and underutilized assets is expected to be completed in 2018.

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

Environmental & infrastructure

The environmental & infrastructure segment owns and operates a wide range of specialty equipment commonly used for geotechnical slurry wall construction including long-stick excavators, slurry batch plants, de-sanders, and jet shear mixers as well as a number of mixing augers utilized for in-situ stabilization.  The group also owns and operates specialized remediation equipment, including a fleet of tracked excavators, haul trucks, dozers, and other earth moving equipment commonly used for remediation earthwork.  Specialty demolition attachments used to support facility remediation includes a limited number of shears, pulverizers, processors, grapples and hydraulic hammers that facilitate processing of construction and demolition debris for recycling, reclamation and disposal. The Company rents additional equipment on a project-by-project basis, which allows the Company flexibility to adjust costs to the level of project activity.

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

Employees

Dredging

At December 31, 2017, the Company employed 380 full-time salaried personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2017, the Company employed an average of approximately 650 hourly personnel to meet domestic project requirements.

At December 31, 2017, the Company employed 10 expatriates, 37 foreign nationals and 50 local staff to manage and administer its Middle East operations. During 2017, the Company also employed a daily average of 104 hourly personnel to meet project requirements in the Middle East.

Environmental & infrastructure

At December 31, 2017, the environmental & infrastructure segment employed 95 full-time salaried administrative employees, in addition to an average of approximately 100 hourly employees, some of whom are unionized. The hourly employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

Safety

Safety of its employees is one of the Company’s core values. The Company employs behavioral and system based programs, with both the dredging and the environmental & infrastructure segments utilizing an Incident & Injury Free® (IIF) approach. The Company’s safety culture is committed to training, behavioral based awareness and mutual responsibility for the wellbeing of its employees. The Company’s goal is sustainable safety excellence. Incident prevention in all areas have top priority in the Company’s business planning, in the overall conduct of its business, and in the operation and maintenance of our equipment (marine and land) and facilities.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees - the International Union of

Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contracts with IUOE, Local 25 expire in September 2018. Our agreements with Seafarers International Union expire in February 2023. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Executive Officers of the Registrant

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Lasse J. Petterson	61	Chief Executive Officer and Director
Mark W. Marinko	56	Chief Financial Officer and Senior Vice President
David E. Simonelli	61	President—Dredging Division
Christopher P. Shea	55	President—Environmental & Infrastructure Division
Kathleen M. LaVoy	38	Senior Vice President, Chief Legal Officer and Corporate Secretary

Lasse J. Petterson, Chief Executive Officer and Director

Mr. Petterson has served as Chief Executive Officer (“CEO”) since May 2017. Mr. Petterson most recently has served as a private consultant to clients in the Oil & Gas sector and served as Chief Operating Officer (“COO”) and Executive Vice President at Chicago Bridge and Iron (“CB&I”) from 2009 to 2013. Reporting directly to the CEO, he was responsible for all of CB&I’s engineering, procurement and construction project operations and sales. Prior to CB&I, Mr. Petterson was CEO of Gearbulk, Ltd., a privately held company that owns and operates one of the largest fleets of gantry craned open hatch bulk vessels in the world. He was also President and COO of AMEC Inc. Americas, a subsidiary of AMEC plc, a British multinational consulting, engineering and project management company. Prior to joining AMEC, Mr. Petterson served in various executive and operational positions for Aker Maritime, Inc., the deepwater division of Aker Maritime ASA of Norway over the course of 20 years. He spent the first nine years of his career in various positions at Norwegian Contractors, an offshore oil & gas platform contractor. Mr. Petterson holds both master’s and bachelor’s degrees from the Norwegian University of Technology.

Mark W. Marinko, Chief Financial Officer and Senior Vice President

Mr. Marinko has served as Senior Vice President and Chief Financial Officer since June 2014. Mr. Marinko was most recently President of the Consumer Services division at TransUnion leading the direct to consumer and business market, customer service, consumer compliance and marketing for the credit information company. Prior to his position as President, Mr. Marinko has been in increasing accounting and financial roles as Controller and Vice President of Finance at TransUnion since 1996. Prior to TransUnion, Mr. Marinko served as controller of Official Airline Guides. In his over 30 years of professional experience, Mr. Marinko has held roles specializing in accounting, finance, sales, systems and business operations. Mr. Marinko earned a Bachelor of Arts degree in Accounting and Business Administration from Augustana College.

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

Kathleen M. LaVoy, Senior Vice President, Chief Legal Officer and Corporate Secretary

Ms. LaVoy was appointed Senior Vice President, Chief Legal Officer and Corporate Secretary in January 2018. Previously, Ms. LaVoy served as our Interim Chief Legal Officer and Corporate Secretary since November 2015. Ms. LaVoy was appointed Vice President and General Counsel, Dredging Operations in July 2012. She joined the Company in 2007 as Assistant General Counsel. Ms. LaVoy received her J.D. cum laude from Northwestern University School of Law and was an associate in the litigation department of the Chicago law firm Winston & Strawn LLP following graduation. Ms. LaVoy earned a Bachelor of Science degree with distinction in Business Administration from the University of North Carolina – Chapel Hill.

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

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Federal government dredging revenue (in US $1,000)	$375,276	$409,942	$437,072
Percent of dredging revenue from federal government	63%	64%	64%

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

We conduct our business under various types of contracts where costs are estimated in advance of our performance. Most dredging contracts are fixed-price contracts where the customer pays a fixed price per unit (e.g., cubic yard) of material dredged. In addition, most of our environmental and infrastructure contracts carry similar risks as compared to our fixed-price dredging contracts that may be increased due to the fact that environmental and infrastructure contracts may not involve projects where we have historical knowledge at the same location or specific prior experience to draw from when estimating cost. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties, and other changes that can occur over the contract period. In 2017, we experienced delays as a result of Hurricanes Harvey, Irma, Maria and Jose, which caused work stoppages in the impacted areas. If our estimates prove inaccurate, if there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated conditions or technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, inclement or hazardous weather conditions, changes in cost of equipment or materials, or our suppliers’ or subcontractor’s inability to perform, then cost over-runs and delays in performance are likely to occur. We may not be able to obtain compensation for additional work performed or expenses incurred, or may be delayed in receiving necessary approvals or payments. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to perform our contractual obligations within the expected time frame and costs could result in reduced profits or, in certain cases, a loss for that contract. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts. As a result, our quarterly and annual operating results may vary significantly.

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

We are subject to risks related to our international dredging operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Foreign revenue (in US $1,000)	$42,306	$59,413	$139,945
Percent of dredging revenue from foreign countries	7%	9%	21%

The international dredging market is highly competitive and competition in the international market is dominated by four large European dredging companies, all of which operate larger equipment and fleets that are more modern and extensive than the Company’s. In addition, there are several governmentally supported dredging companies that operate on a local or regional basis.

Competing for international dredging projects requires a substantial investment of resources, skilled personnel and capital investment in equipment and technology, and may adversely affect our ability to deploy resources for domestic dredging projects.

International operations subject us to additional potential risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;
•	political and economic instability and risks of terrorist activities;
•	reduced demand as a result of fluctuations in the price of oil, the primary export in the Middle East;
•	difficulties in enforcing contractual rights and agreements through certain foreign legal systems;
•	requirements of, and changes in, foreign laws, policies and regulations;
•	local licensing, permitting and royalty issues, particularly with respect to our overseas operations in Bahrain and the Middle East;
•	difficulties in staffing and managing international operations without additional expense;
•	taxation issues;
•	greater difficulty in accounts receivable collection and longer collection periods;
•	compliance with the U.S. Foreign Corrupt Practices Act and international anticorruption laws;
•	currency fluctuations;
•	logistical and communication challenges; and
•	inability to effectively insure against political, cultural and economic uncertainties, including acts of terrorism, civil unrest, war or other armed conflict.

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

The Company earns significant revenue from governmental entities and private parties in the Middle East. Revenue from foreign projects has been concentrated in the Middle East which comprised 97%, 89% and 90% of our foreign dredging revenues in the years ended December 31, 2017, 2016 and 2015, respectively. A large, single customer contract represented 76% of the Company’s foreign dredging revenue from all sources in the year ended December 31, 2017. The Company continues to maintain significant equipment in the Middle East region and continues to pursue additional contracts in the region.

Certain factors have occurred suggesting that future revenues from projects with governments in the Middle East could decrease. Historically lower oil prices and the contraction in Middle East commercial and real estate development have slowed the rate of the region’s infrastructure development. If the diplomatic relationship of the United States or our commercial relationship with governments in the Middle East is significantly negatively impacted or terminated, or we encounter significant difficulties in obtaining licensing or permits to do business in these countries, the Company’s international revenues would be materially and adversely impacted. If the government of Bahrain or Saudi Arabia further curtails its infrastructure investment or diversifies its use of dredging vendors, our revenue from these customers could decline further.

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

Saudi Arabia, Bahrain and other Middle East countries have experienced political turbulence in the recent past. Political uprisings and conflicts, including armed hostilities and civil unrest, may affect the political stability of the region. In addition, there has been a decline in the relationships between and amongst certain governments in the Middle East, such as continued conflicts between Saudi Arabia and Iran and the boycott of Qatar by Saudi Arabia, United Arab Emirates, Bahrain, and Egypt.

Deterioration in the political, economic, and social conditions or other relevant policies of the government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, could materially and adversely affect our business, access to markets, financial condition, and results of operations. Similar civil unrest and political turbulence has occurred in other countries in the region.

In addition, such events may affect plans for infrastructure investment. If the government changes or significant restrictions are established, our dredging operations in the Middle East, including the value of our assets related to such operations, may be adversely affected.

Our financial results include certain estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from available data. In some instances, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the recognition of revenue for costs and estimated earnings under the percentage of completion method of accounting as discussed above, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, accrued insurance claims, income taxes, asset lives used in computing depreciation and amortization, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, we believe that such estimates are fair when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to our financial statements.

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our dredging backlog (81% in 2017) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our dredging backlog from federal government contracts as of December 31, 2017, 2016, and 2015 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2017	2016	2015
Federal government dredging backlog (in US $1,000)	$413,678	$269,362	$357,619
Percentage of dredging backlog from federal government	81%	58%	53%

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

We are generally required to post bonds in connection with our domestic dredging or environmental contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company (collectively, the “Sureties”) to which the Sureties act as surety, issue bid bonds, performance bonds and payment bonds, and provide guarantees required by us in the day-to-day operations of our dredging business. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich. However, under certain circumstances as specified in the agreement, Zurich is not obligated under the Zurich Bonding Agreement to issue future bonds for us. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. With respect to our foreign dredging business, we generally obtain letters of credit under our Credit Agreement. However, access to our senior credit facility under our Credit Agreement may be limited by failure to meet certain levels of availability or other defined financial or other requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

In connection with the sale of our historical demolition business, we were obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project.  In 2017, we were notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate amount of approximately $20 million for failure of the contractor to perform in accordance with the terms of a project. Zurich drew upon the letter of credit in the amount of $20.9 million. In order to fund the draw on the letter of credit, we had to increase the borrowings on our revolving credit facility. As the outstanding letters of credit previously reduced our availability under the revolving credit facility, this draw down on our letter of credit did not impact our liquidity or capital availability. However, in the future, other defaults (or alleged defaults) triggered under any of our surety bonds could have a material adverse effect on our  business, results of operations, cash flows or financial condition.

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

The average age of our more significant vessels as of December 31, 2017, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	12	34
Hopper Dredges	5	25
Mechanical Dredges	3	35
Unloaders	1	33
Drillboats	1	33
Material and Other Barges	110	27
Total	132	28

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2017 was 28 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur and may result in loss of revenue.

We may not realize all of the expected benefits from our restructuring activities.

In October 2017, we announced that we were executing a restructuring plan that would allow us to focus on reducing debt, improving return on capital and enhancing our fleet (the “Restructuring Plan”). Actual total costs, savings, benefits and timing of the Restructuring Plan may vary from our estimates. We therefore cannot ensure that we will achieve the targeted savings or other benefits. Numerous factors may limit the extent to which the anticipated benefits are realized. Unanticipated costs or unrealized savings in connection with the Restructuring Plan could adversely affect our results of operations and financial condition, as well as our likelihood of realizing, and the amount of, expected restructuring charges to be realized in connection with the Restructuring Plan.

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

On April 24, 2014, the Company announced that it had completed the sale of its historical demolition business. In connection with the sale, the Company retained responsibility for various pre-closing liabilities and obligations and may incur costs and expenses related to these items and asset recoveries. It is possible that claims, which could be material, could be made against the Company pursuant to the agreement pursuant to which the Company’s historical demolition business was sold. In connection with the sale of our historical demolition business, we were obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project. As noted above, if there should be a default (or alleged default) triggered under any of such surety bonds, it could have a material adverse effect on our ability to obtain bonds and on our business, results of operations, cash flows or financial condition.

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

We have previously disclosed our plans to build new vessels, including an ATB trailing suction hopper dredge, which is now in full operation. As the Company previously disclosed, the ATB experienced some delays in operation due to mechanical issues involving the port side gearbox. Although the ATB is now in operation, other unknown mechanical or engineering issues involving the ATB, or other mechanical or engineering issues involving other new vessels, could adversely affect the Company’s business, operating results, cash flows or financial condition. Our future revenues and profitability will also be impacted to some extent by our ability to secure financing for new vessels and bring them into service within the timeline anticipated by the Company. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s business, operating results, cash flows or financial condition. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could also substantially increase the cost of such construction beyond what we currently expect such costs to be.

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

Uncertainty regarding fiscal, immigration, and other policies of the current U.S. Presidential administration or the impact of the Tax Cuts and Jobs Act may adversely affect our business.

The current U.S. Presidential administration has called for changes to fiscal, immigration and other policies, which may include changes to infrastructure spending.  We cannot predict the impact, if any, of these changes to our business. Until we know what changes are enacted and when, we will not know whether in total we benefit from, or are negatively affected by, such changes. In addition, the Company may not realize any expected benefits associated with, and could be negatively impacted by, final implementation of the Tax Cuts and Jobs Act.

Our business could suffer in the event of a work stoppage by our unionized labor force.

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. However, two unions represent approximately 70% of our hourly dredging employees—the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s contracts with IUOE, Local 25 expire in September 2018. Our agreements with Seafarers International Union expire in February 2023. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

Our methods of accounting for recognizing revenue involve significant estimates and could result in a change in previously recorded revenue and profit.

We recognize revenue on our projects using generally accepted accounting principles in the United States (“GAAP”) including the percentage-of-completion method prior to December 31, 2017 and guidance from Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) subsequent to year-end. The majority of our work is performed on a fixed-price basis. Contract revenue is recorded over time based on estimates which we develop from information known to us at the time of recording, but which may change. The cumulative impact of revisions to estimates is reflected in the period in which these changes are experienced or become known. Given the risks associated with the variables in these types of estimates, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.

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

In addition, any abrupt changes in our management or board of directors may lead to concerns regarding the direction or stability of our business, which may be exploited by our competitors, result in the loss of business opportunities, cause concern to our current or potential customers or suppliers, or make it more difficult to retain existing personnel or attract and retain new personnel. Changes in management or the board could be time-consuming, result in significant additional costs to us and could be disruptive of our operations and divert the time and attention of management and our employees away from our business operations and executing on our strategic plan. The unexpected loss of any additional members of our Board of Directors or senior management team could be disruptive to our operations, jeopardize our ability to raise additional funding and have an adverse effect on our business. The failure of our directors or any new members of our Board of Directors or management to perform effectively could have a significant negative impact on our business, financial condition and results of operations.

We rely on information technology systems to conduct our business and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely on information technology (IT) systems in order to achieve our business objectives. Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, failure to properly estimate the work or costs associated with projects, litigation and the loss of customers or suppliers. A significant disruption or failure could have a material adverse effect on our business, operating results, cash flows or financial condition. We are incurring costs associated with designing and implementing a new enterprise resource planning software system (ERP) with the objective of gradually migrating to the new system. Capital expenditures and expenses for the ERP for 2018 and beyond will depend upon the pace of conversion. If implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of the ERP timely and successfully, we may incur additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new engineering and other applications and technologies.

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

We currently have a substantial amount of indebtedness. As of (i) December 31, 2017, we had indebtedness of $420.0 million, consisting of $325.0 million of our senior subordinated notes and $95.0 million of borrowings on our revolving credit facility, in each case excluding approximately $34.3 million of undrawn letters of credit and $76.8 million of additional borrowing capacity under our revolving credit facility and excluding contingent obligations, including $1.3 billion of performance bonds outstanding under the Company’s Zurich Bonding Agreement and agreements with the Sureties. Our debt could:

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

For example, the credit agreement governing our senior revolving credit facility requires us to satisfy certain net leverage and fixed charge coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and the lenders (through the administrative agent or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged/or and restrict our ability to make additional borrowings, as applicable. The covenants and restrictions in the credit agreement, the indenture and the term loan facility, subject to specified exceptions and to varying degrees, restrict our ability to, among other things:

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

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are cash flow from operations and borrowings under our senior revolving credit facility. Earnings from our operations and our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. While we manage cash requirements for working capital and capital expenditure needs, unpredictability in cash collections and payments has required us in the past and may require us to borrow on our line of credit from time to time to meet the needs of our operations.

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

We may enter into interest rate swap agreements to manage the interest rate paid with respect to our fixed rate indebtedness, foreign exchange forward contracts to hedge currency risk and heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with our domestic dredging contracts. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and regulations adopted by a number of U.S. federal regulatory agencies created a comprehensive statutory and regulatory framework for derivative transactions, including foreign currency and other over-the-counter derivative hedging transactions. While a number of provisions of Dodd-Frank have been implemented, certain key provisions have not yet been implemented or remain subject to uncertainty.  Furthermore, certain provisions of Dodd-Frank may be modified or repealed in the future.  Any substantial change in the financial regulatory environment could create additional new compliance costs for us or cause us to alter the manner in which we manage risk, which could have a materially adverse effect on our business. The rules adopted or to be adopted under Dodd-Frank may significantly reduce our ability to execute strategic hedges to manage our interest expense, reduce our fuel commodity uncertainty and hedge our currency risk thus protecting our cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties are required to comply with extensive regulation under Dodd-Frank. The cost of our counterparties’ compliance will likely be passed on to customers such as ourselves, thus potentially decreasing the benefits to us of hedging transactions and potentially reducing our profitability.

We may be subject to foreign exchange risks, and improper management of that risk could result in large cash losses.

We are exposed to market risk associated with changes in foreign currency exchange rates. The primary foreign currencies to which the Company has exposure are the Bahraini dinar and the Brazilian real. Our international contracts may be denominated in foreign currencies, which will result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. The value of the Bahraini dinar has historically been pegged to the value of the U.S. dollar, which has effectively eliminated the foreign currency risk with respect to that currency. However, if the Bahraini dinar were no longer to be so pegged, whether due to civil unrest in Bahrain or otherwise, the Company could become subject to additional, and substantial, foreign currency risk.

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

The Company’s headquarters are located at 2122 York Road, Oak Brook, Illinois 60523, with approximately 64,275 square feet of office space that it leases with a term expiring in 2019. As of December 31, 2017 the Company owns or leases the following additional facilities:

Dredging

Location	Type of Facility	Size		Leased or Owned
Staten Island, New York	Yard	4.4	Acres	Owned
Morgan City, Louisiana	Yard	6.4	Acres	Owned
Norfolk, Virginia	Yard	15.3	Acres	Owned
Chickasaw, AL	Yard	2.0	Acres	Leased
Kingwood, Texas	Office	750	Square feet	Leased
Cape Girardeau, Missouri	Office	726	Square feet	Owned
Cape Girardeau, Missouri	Storage	7,200	Square feet	Owned
Cape Girardeau, Missouri	Yard	18.4	Acres	Owned

Environmental & infrastructure

Location	Type of Facility	Size		Leased or Owned
Centennial, Colorado	Office	5,464	Square feet	Leased
Portage, Michigan	Office	1,344	Square feet	Leased
Kalkaska, Michigan	Office	8,200	Square feet	Leased
Kalkaska, Michigan	Yard	7.0	Acres	Leased
Rocklin, CA	Office	12,623	Square feet	Leased
Rocklin, CA*	Yard	5.0	Acres	Leased
Rocklin, CA*	Storage	14,731	Square feet	Leased
Roswell, Georgia	Office	1,494	Square feet	Leased
Denton, Texas	Office	3,766	Square feet	Leased
Brielle, New Jersey	Office	4,800	Square feet	Leased

*The environmental & infrastructure segment leases the Rocklin, California facilities from the former shareholders of Magnus pursuant to leases expiring in 2019.  See Note 16, Related-Party Transactions, to the Company’s consolidated financial statements.

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

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock as reported by NASDAQ from January 1, 2016 through December 31, 2017.

	Common Stock
	High	Low
First Quarter 2016	$3.92	$2.96
Second Quarter 2016	$4.50	$3.42
Third Quarter 2016	$4.97	$3.49
Fourth Quarter 2016	$5.00	$3.05

	Common Stock
	High	Low
First Quarter 2017	$5.45	$3.85
Second Quarter 2017	$4.90	$3.70
Third Quarter 2017	$5.15	$3.60
Fourth Quarter 2017	$5.70	$4.22

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Great Lakes Dredge & Dock Corp	$100.00	$103.02	$95.86	$44.35	$47.03	$60.47
Peer Average (see below)	100.00	127.41	112.12	104.51	141.29	137.36
NASDAQ Composite Index	100.00	138.32	156.85	165.84	178.28	228.63

The graph above shows the cumulative total return to stockholders of the Company’s common stock during a five year period ending December 29, 2017, the last trading day of our 2017 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2012, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively. The peer group is comprised of the following member companies:

Company	Ticker
Aegion Corporation, successor to Insituform Technologies, Inc.	AEGN
Ameresco	AMRC
Granite Construction Inc.	GVA
Hill International	HIL
IES Holdings	IESC
Layne Christensen Company	LAYN
Matrix Service Company	MTRX
Mistras Group	MG
MYR Group Inc.	MYRG
Orion Marine Group, Inc.	ORN
Primoris Services Corporation	PRIM
Sterling Construction Company, Inc.	STRL
Team, Inc.	TISI
TRC Companies, Inc. (prior to merger with affiliates of New Mountain Partners IV, L.P. on June 21, 2017)	TRR
Willbros Group, Inc.	WG

Given the usage of this peer group for compensation purposes and the fact that each peer is a capital intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 23, 2018, the Company had approximately 31 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions except shares in thousands and per share data)
Contract revenues	$702.5	$767.6	$856.9	$806.8	$731.4
Costs of contract revenues	652.6	681.2	761.0	714.3	631.1
Gross profit	49.9	86.4	95.9	92.5	100.3
General and administrative expenses	68.3	65.5	71.1	67.9	68.0
Proceeds from loss of use claim	—	—	—	—	(13.4)
Impairment of goodwill	—	—	2.8	—	—
(Gain) loss on sale of assets — net	5.1	6.2	(0.9)	0.7	(5.8)
Operating income (loss)	(23.5)	14.7	23.0	23.9	51.4
Interest expense — net	(26.0)	(22.9)	(24.4)	(20.0)	(21.9)
Equity in earnings (loss) of joint ventures	(1.5)	(2.4)	(6.1)	2.9	1.2
Gain on bargain purchase agreement	—	—	—	2.2	—
Loss on extinguishment of debt	(2.3)	—	—	—	—
Other income (expense)	(0.8)	(3.4)	(1.2)	0.2	(0.4)
Income (loss) from continuing operations before income taxes	(54.2)	(14.0)	(8.7)	9.2	30.3
Income tax (provision) benefit	35.6	5.8	2.5	11.5	(10.5)
Income (loss) from continuing operations	(18.6)	(8.2)	(6.2)	20.7	19.9
Loss from discontinued operations, net of income taxes	(12.7)	—	—	(10.4)	(54.9)
Net income (loss)	(31.3)	(8.2)	(6.2)	10.3	(35.0)
Net loss attributable to noncontrolling interests	—	—	—	—	0.6
Net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(31.3)	$(8.2)	$(6.2)	$10.3	$(34.4)

Basic earnings (loss) per share attributable to income from continuing operations (1)	$(0.30)	$(0.13)	$(0.10)	$0.35	$0.33
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.21)	—	—	(0.17)	(0.91)
Basic earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.51)	$(0.13)	$(0.10)	$0.18	$(0.58)
Basic weighted average shares	61,365	60,744	60,410	59,938	59,495

Diluted earnings (loss) per share attributable to income from continuing operations (1)	$(0.30)	$(0.13)	$(0.10)	$0.34	$0.33
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.21)	—	—	(0.17)	(0.90)
Diluted earnings (loss) per share attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(0.51)	$(0.13)	$(0.10)	$0.17	$(0.57)
Diluted weighted average shares	61,365	60,744	60,410	60,522	60,101

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Other Data:
Adjusted EBITDA from continuing operations (2)	$34.7	$72.0	$83.0	$77.1	$98.9
Net cash flows from operating activities	21.5	38.7	29.1	48.8	74.8
Net cash flows from investing activities	(51.1)	(72.6)	(73.1)	(116.7)	(46.3)
Net cash flows from financing activities	34.2	30.8	15.9	35.1	22.5
Depreciation and amortization	60.5	63.0	64.6	50.1	46.6
Maintenance expense	51.0	57.1	55.6	57.4	49.5
Capital expenditures	66.1	85.2	89.3	92.1	62.0

(1)

Refer to Note 2, Earnings per Share, in the Company’s consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 and above information for additional details regarding these calculations.

(2)	See definition of Adjusted EBITDA from continuing operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$15.9	$11.2	$14.2	$42.4	$75.3
Working capital	111.9	127.4	124.0	141.7	167.2
Total assets	832.4	893.6	898.1	888.7	848.8
Long-term debt, promissory notes and subordinated notes	428.1	390.4	345.8	319.9	281.2
Total stockholder's equity	221.3	247.9	252.2	256.0	242.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is the largest provider of dredging services in the United States and a major provider of environmental and infrastructure services. In addition, the Company is the only U.S. dredging service provider with significant international operations. The Company operates in two reportable segments: dredging and environmental & infrastructure.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels, and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments.  Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. In 2017, dredging revenues accounted for 84% of the Company’s revenue.

The environment & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets.  Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation, deep soil mixing and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment, or exhumation techniques including off-site disposal based on the quantity and severity of the contamination. In 2017, environmental & infrastructure revenues accounted for 16% of total revenue.

In 2017, a strategic review was begun to improve the Company's financial results in both domestic and international operations enabling debt reduction, improvements in return on capital and the continued renewal of our extensive fleet with new and efficient dredges to best serve our domestic and international clients. As a result of this review, management began execution of a plan to reduce general and administrative and overhead expenses, retire certain underperforming and underutilized assets, write-off pre-contract costs on a project that was never formally awarded and that the Company no longer intends to pursue and closeout the Company’s Brazil operations. These changes will result in a restructuring charge of approximately $42 million to $47 million, including severance of approximately $3 million, asset retirements of approximately $30 million to $34 million, pre-contract costs of approximately $6.5 million and closeout costs of approximately $2.5 million to $3.5 million.

Approximately $38 million to $43 million of this charge will be non-cash and includes depreciation, loss on sale of assets and other items, approximating totals of $12.5 million to $14.5 million, $3 million to $5 million and $21.5 million to $23.5 million, respectively. The majority of the charge was recorded in the second half of 2017 with the remainder to be recognized in the dredging segment in the following year.

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

The Company’s fleet of 20 dredges, of which one is deployed internationally, 16 material transportation barges, one drillboat, and numerous other support vessels is the largest and most diverse fleet of any U.S. dredging company. For the dredging segment, the Company’s fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to the Company’s fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is the Company’s customer. In 2017, the Company’s dredging revenues earned from contracts with federal government agencies were approximately 63% of dredging revenues, down slightly from the Company’s prior three year average of 66%.

The Company and a New Jersey aggregates company each owned 50% of Amboy Aggregates (“Amboy”) and 50% of Lower Main Street Development, LLC (“Lower Main”). Amboy was formed in December 1984 to mine sand from the entrance channel to New York Harbor to provide sand and aggregate for use in road and building construction and for clean land fill. Lower Main was organized in February 2003 to hold land for development or sale in conjunction with Amboy. Amboy sold its interest in a stone import business and Amboy and Lower Main sold their holdings in land during 2014. Amboy and Lower Main were dissolved in 2017.

The Company and a European based remediation company each owned 50% of TerraSea Environmental Solutions LLC (“TerraSea”), a remediation business. TerraSea provided water and land based environmental services in the area of clean up and remediation of sediments, soil and groundwater for both marine and land based projects. TerraSea was dissolved in 2017.

On April 24, 2014, the Company announced that it had completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, which together comprised the Company’s historical demolition business, to a privately owned demolition company for $5.3 million plus retention of certain assets and preclosing liabilities. The historical demolition business is no longer reflected in continuing operations. See Note 17, Business Combinations and Dispositions, to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

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

Costs and Expenses

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor generally is hired on a project-by-project basis. Project costs, excluding labor, have averaged approximately 23% of total costs of contract revenues over the prior three years. Much of our domestic dredging hourly labor force is represented by labor unions with collective bargaining agreements that expire at various dates during 2018 through 2023, which historically have been extended without disruption. The environmental & infrastructure segment’s hourly labor force is made up of union and non-union employees.

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

The Company adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”) as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. The cumulative net adjustment to the beginning retained earnings balance is expected to be less than $5 million. The Company has evaluated the impact of ASC 606 and has determined that fixed-price contracts, which comprise substantially all of the Company’s revenue, will most often represent a single performance obligation. The Company will measure progress toward completion utilizing the cost-to-cost method, which represents a change from our prior practice of measuring completion based on engineering estimates of the physical percentage completed for dredging projects. Also the Company will be required to capitalize certain pre-contract and pre-construction costs and defer recognition over the life of the contract. In contrast, contract fulfillment costs will be required to be recognized in the income statement when incurred. Accordingly, the adoption of ASC 606 may result in a change in the timing of recognition of both contract revenue and cost from our prior practices. In addition, the Company expects to add qualitative and quantitative disclosures around disaggregation of revenue, remaining performance obligation, and other impacts to the Company’s contract revenue balances. The Company does not anticipate that the adoption of ASC 606 will have a material effect on the Company’s consolidated financial statements.

Impairment of goodwill—Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company believes that this estimate is a critical accounting estimate because: (i) goodwill is a material asset and (ii) the impact of an impairment could be material to the consolidated balance sheet and consolidated statement of operations. The Company performs its annual impairment test as of July 1 each year. The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments and reporting units.

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

The Company performed its annual goodwill impairment test as of July 1, 2017 with no indication of impairment as of the test date. As of the test date, the fair value of the reporting units was substantially in excess of their carrying values. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2018 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2017 and 2016, the dredging segment’s goodwill was $76.6 million. At December 31, 2017 and 2016, the environmental & infrastructure segment’s goodwill was $7.0 million.

Results of Operations—Fiscal Years Ended December 31, 2017, 2016 and 2015

The following table sets forth the components of net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the years ended December 31:

	2017	2016	2015
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(92.9)	(88.7)	(88.8)
Gross profit	7.1	11.3	11.2
General and administrative expenses	(9.7)	(8.5)	(8.3)
Impairment of goodwill	—	—	(0.3)
Loss on sale of assets—net	(0.7)	(0.8)	0.1
Operating income (expense)	(3.3)	2.0	2.7
Interest expense—net	(3.7)	(3.0)	(2.8)
Equity in loss of joint ventures	(0.2)	(0.3)	(0.7)
Loss on extinguishment of debt	(0.3)	—	—
Other expense	(0.1)	(0.4)	(0.1)
Income from continuing operations before income taxes	(7.6)	(1.7)	(1.0)
Income tax benefit	5.1	0.8	0.3
Loss from continuing operations	(2.5)	(0.9)	(0.7)
Loss from discontinued operations, net of income taxes	(1.8)	—	—
Net loss	(4.3)	(0.9)	(0.7)

Adjusted EBITDA from continuing operations	4.9%	9.4%	9.7%

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations, as provided herein, represents net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(31,260)	$(8,177)	$(6,189)
Loss from discontinued operations, net of income taxes	(12,697)	—	—
Loss from continuing operations	(18,563)	(8,177)	(6,189)
Adjusted for:
Interest expense—net	26,046	22,907	24,365
Income tax benefit	(35,610)	(5,792)	(2,497)
Depreciation and amortization	60,520	63,023	64,585
Impairment of goodwill	—	—	2,750
Loss on extinguishment of debt	2,330	—	—
Adjusted EBITDA from continuing operations	$34,723	$71,961	$83,014

Components of Contract Revenues

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended December 31, (in thousands):

Revenues	2017	2016	2015
Dredging:
Capital—U.S.	$185,113	$219,914	$207,058
Capital—foreign	42,306	59,413	139,945
Coastal protection	191,070	215,041	184,060
Maintenance	134,923	92,274	120,055
Rivers & lakes	38,747	50,826	30,137
Total dredging revenues	592,159	637,468	681,255
Environmental & infrastructure	112,607	133,637	181,710
Intersegment revenue	(2,263)	(3,520)	(6,087)
Total revenues	$702,503	$767,585	$856,878

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total revenue was $702.5 million in 2017, a decrease of $65.1 million, or 8.5%, from 2016 total revenue of $767.6 million. The decrease was largely attributable to a decline in domestic and foreign capital, coastal protection, environmental & infrastructure and rivers & lakes revenues during 2017 as compared to the prior year. These decreases were partially offset by an increase in revenues from maintenance projects during the year ended December 31, 2017 as compared to 2016. The Company categorizes revenue by service type to understand the market in which the Company operates and to assess how the Company is performing on bidding work or projects and is generating revenue from backlog.

Domestic capital dredging revenues decreased $34.8 million, or 15.8%, to $185.1 million in 2017 compared to 2016 revenues of $219.9 million. The decrease in domestic capital dredging revenue was mostly attributable to a greater amount of revenue earned on the Savannah Harbor deepening project, a liquefied natural gas (“LNG”) project in Texas and a deepening project on the Delaware River during the year ended 2016 when compared to 2017. The Company experienced delays associated with Hurricane Harvey, Irma, Maria and Jose which caused work stoppage on the Company’s projects in the impacted areas. The decline in revenue from these projects was partially offset by revenue earned during the current year from coastal restoration projects in Louisiana and Mississippi as well as revenue from the initial stages of mobilization on a deepening project in South Carolina. In 2017, the Company earned 72% of its backlog carried forward from December 31, 2016.

Revenues from foreign dredging operations in 2017 totaled $42.3 million, a decrease of $17.1 million, or 28.8%, from 2016 revenues of $59.4 million. Foreign dredging revenue in 2017 was down compared to 2016 due to a greater amount of revenue earned on projects in Saudi Arabia, Brazil and Bahrain during the prior year. The Company earned 100% of its backlog carried forward from December 31, 2016.

Coastal protection revenues were $191.1 million in 2017, a decrease of $23.9 million, or 11.1%, from $215.0 million in 2016. For the year ended December 31, 2017, the decrease in coastal protection revenue was the result of a greater amount of revenue earned in the prior year on large projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and winter storms as compared to 2017. Further, a greater amount of revenue was earned on projects in Florida during the prior year as compared to the current year. These negative impacts on revenue were partially offset by greater revenue earned on coastal protection projects in Virginia, North Carolina, South Carolina and Maryland during the current year as compared to 2016. The Company earned 100% of its backlog carried forward from December 31, 2016.

Revenues from maintenance dredging projects in 2017 were $134.9 million, an increase of $42.6 million, or 46.2%, from $92.3 million in 2016. The increase in maintenance revenue during the current year was largely attributable to work on two large projects in Delaware in addition to projects in Florida, North Carolina, Oregon and California. The increase in revenue from these projects in the current year was partially offset by a greater amount of revenue earned on projects in Pennsylvania and Florida during the prior year. The Company earned 100% of its backlog carried forward from December 31, 2016.

Rivers & lakes revenues were $38.7 million for 2017, a decrease of $12.1 million, or 23.8%, from $50.8 million in 2016. A greater amount of revenue earned on a reservoir project in Kansas and a large lake project in Illinois in 2016 resulted in a decrease in revenue for the year ended December 31, 2017. The decrease in revenue was partially offset by revenue earned on projects in Florida and New Jersey during 2017. The Company earned 63% of its backlog carried forward from December 31, 2016.

The environmental & infrastructure segment recorded revenues of $112.6 million for the year ended December 31, 2017, down 15.7% compared to $133.6 million for the year ended December 31, 2016. The decline in revenue during the current year was largely attributable to revenue earned on a large mine project in Washington during 2016 that did not recur in 2017. Further, the Company earned a greater amount of revenue in the segment’s services lines of business in the prior year as these services lines did not operate during 2017. Revenue earned on remediation projects in Florida, New Jersey and Colorado and geotechnical projects in California during the current year partially offset the declines in revenue noted above. The Company earned 91% of its backlog carried forward from December 31, 2016.

Consolidated gross profit for the year ended December 31, 2017 decreased by $36.5 million, or 42.3%, to $49.9 million from $86.4 million for the year ended December 31, 2016. Gross profit margin (gross profit divided by revenue) for the full year 2017 was 7.1%, lower than prior year gross profit margin of 11.3%. The lower gross profit for 2017 was driven by restructuring charges incurred during the current year. The Company recorded $23.0 million of additional cost of contract revenues related to restructuring which negatively impacted margin for the year ended December 31, 2017. The majority of this amount is related to asset retirement charges of $15.8 million and $6.4 million of pre-contract costs incurred on a project that was never formally awarded and that the Company no longer plans to pursue. Further, the Company experienced lower contract margin in the dredging segment, specifically on the Company’s smaller domestic inland projects, and decreased absorption of fixed costs due to lower utilization of the fleet during the current year as compared to 2016. Further, the environmental & infrastructure segment also experienced a project loss of $6.1 million during the current year that negatively impacted gross profit in 2017. These decreases were slightly offset by lower overhead in the environmental & infrastructure segment during 2017, primarily related to the service lines of the environmental & infrastructure segment’s business that did not operate during the current year.

General and administrative expenses totaled $68.3 million for the year ended December 31, 2017, up from $65.5 million for the year ended December 31, 2016. The overall increase in general and administrative expense for the full year 2017 as compared to 2016 was largely attributable to the reduction of the remaining fair value of the Great Lakes Environmental & Infrastructure (“Great Lakes E&I”) contingent earnout by $8.0 million to zero during the prior year. An increase in technical and consulting fees of $2.4 million during 2017 also contributed to the year over year increase. The increase in general and administrative expenses was partially offset by a $4.5 million decrease in payroll and benefits expenses, mostly related to the service lines of the environmental & infrastructure segment’s business that did not operate during 2017, legal and professional fees of $2.1 million, amortization expense of $0.7 million and personnel and recruiting costs of $0.4 million. General and administrative expense for the year ended December 31, 2017 includes $1.8 million of charges associated with restructuring, mostly related to severance but was offset by the decrease in payroll and benefits expense, as noted above.

Operating loss for the year ended December 31, 2017 was $23.5 million compared to operating income of $14.7 million for the year ended December 31, 2016. The change in operating income during the current year was driven by restructuring charges incurred during 2017, as noted above. During the current year, the Company recorded a $5.1 million loss to (gain) loss on sale of assets, mostly related to asset restructuring charges. In comparison, the Company recorded a loss of $6.2 million to (gain) loss on sale of assets for the year ended December 31, 2016.

Equity in loss of joint ventures for the year ended December 31, 2017 was $1.5 million compared to equity in loss of joint ventures of $2.4 million for the year ended December 31, 2016. During 2017, the Company and the partner of the TerraSea joint venture agreed to a final resolution of the net advances through additional funding of the joint venture. As a result of this agreement, the Company recorded additional losses of $1.5 million during the year ended December 31, 2017. The TerraSea, Amboy and Lower Main joint ventures were dissolved in 2017.

The Company’s net interest expense for 2017 totaled $26.0 million compared with $22.9 million in 2016. The increase in interest expense was largely attributable to interest expense related to the higher principal on the Company’s new senior notes and higher interest expense associated with the Company’s senior secured revolving credit facility, which had a greater amount outstanding during the current year. The increase in interest expense was partially offset by a decrease in expense related to the Company’s senior secured term loan facility, which was paid in full during the fourth quarter of 2016.

Income tax benefit in 2017 was $35.6 million, up from an income tax benefit of $5.8 million in 2016. Of this $29.8 million change, $15.7 million is attributable the recent Tax Cuts and Jobs Act enacted in the fourth quarter of 2017. The balance is primarily related to the lower pretax net income described above, partially offset by the prior year revision of the deferred state tax rate which provided an additional benefit in 2016,

For the year ended December 31, 2017, net loss from continuing operations was $18.6 million compared to $8.2 million for the year ended December 31, 2016. The change in net loss from continuing operations was negatively impacted by a decrease in operating income and increased interest expense during 2017, as described above. Further contributing to the net loss from continuing operations was a $2.3 million loss on extinguishment of debt related to the Company’s new senior notes issued during the current year. These items were partially offset by the positive change in equity loss of joint ventures, as noted above and a positive change in other expense of $2.6 million, mostly related to expenses incurred at the Company’s historical environmental & infrastructure business in 2016 that did not repeat during the current year.

Adjusted EBITDA from continuing operations (as defined and reconciled on page 38) was $34.7 million and $72.0 million for the years ended December 31, 2017 and 2016, respectively. Restructuring charges incurred during the current year drove the decrease of $37.3 million, or 51.8%. Additionally, other changes in consolidated gross profit and in general and administrative described above negatively impacted current year EBITDA from continuing operations when compared to 2016. These negative impacts on EBITDA from continuing operations were slightly offset by the positive changes in (gain) loss on sale of assets, equity in loss of joint ventures, and other expense, as described above.

Results by segment

Dredging

Dredging revenues for the year ended December 31, 2017 were $592.2 million a decrease of $45.3 million, or 7.1%, compared to $637.5 million for the year ended December 31, 2016. The decline in revenue during the current year was the result of lower foreign and domestic capital revenues, coastal protection revenues and rivers & lakes revenues as compared to the prior year. These decreases were partially offset by improvements in maintenance revenues during the year ended December 31, 2017. The decrease in dredging revenue for the year ended December 31, 2017 was driven by a greater amount of revenue earned in the prior year on large coastal protection projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and winter storms. Further, greater amounts of revenue were earned on the Savannah Harbor deepening project, an LNG project in Texas and a deepening project on the Delaware River during the year ended 2016 when compared to 2017. The Company experienced an increase in maintenance revenue during the current year, largely attributable to work on two large projects in Delaware in addition to projects in Florida, North Carolina, Oregon and California which partially offset the decreases noted above. Dredging revenues in the current year included coastal restoration projects in Louisiana and Mississippi as well as revenue from the initial stages of mobilization on a deepening project in South Carolina. Coastal protection projects in Virginia, North Carolina, South Carolina and Maryland also contributed to revenue for the year ended December 31, 2017.

Dredging segment gross profit in 2017 decreased 49.9% to $42.7 million from $85.3 million in 2016, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 7.2% in 2017, a decrease from 13.4% in 2016. The lower dredging segment gross profit for 2017 was driven by restructuring charges incurred during the current year. The Company recorded $23.0 million of additional cost of contract revenues related to restructuring which negatively impacted margin for the year ended December 31, 2017. The majority of this amount is related to asset retirement charges of $15.8 million and $6.4 million of pre-contract costs incurred on a project that was never formally awarded and that the Company no longer plans to pursue. Further, the Company experienced lower contract margin in the dredging segment, specifically on the Company’s smaller domestic inland projects, and decreased absorption of fixed costs due to lower utilization of the fleet during the current year as compared to 2016.

Dredging segment operating income declined 139.3% to an operating loss of $13.4 million in 2017, from operating income of $34.1 million in 2016 as a result of restructuring charges incurred during the current year, as described above. Dredging segment operating income was negatively impacted by a $4.7 million loss recorded to (gain) loss on the sale of assets during 2017, mostly related to asset restructuring charges. An increase in technical and consulting fees and a one-time charge of $1.2 million related to severance also contributed to the change in dredging segment operating income during the current year. The decrease in dredging segment operating income was partially offset by a decrease in legal and professional fees of $2.4 million for the year ended December, 31, 2017.

Environmental & infrastructure

The environmental & infrastructure segment recorded revenues in 2017 of $112.6 million, a $21.0 million, or 15.7%, decrease from $133.6 million in 2016. The decline in revenue during the current year was largely attributable to revenue earned on a large mine project in Washington during 2016 that did not recur in 2017. Further, the Company earned a greater amount of revenue in the segment’s services lines of business in the prior year as these services lines did not operate during 2017. Revenue earned on remediation projects in Florida, New Jersey and Colorado and geotechnical projects in California during the current year partially offset the declines in revenue noted above.

The environmental & infrastructure segment experienced gross profit of $7.2 million for year ended December 31, 2017, up $6.1 million from gross profit of $1.0 million for the year ended December 31, 2016, with a gross profit margin of 6.4% and 0.8%, respectively. The increase in gross profit was driven by lower overhead in the environmental & infrastructure segment during 2017, primarily related to the service lines of the environmental & infrastructure segment’s business that did not operate during the current year. Partially offsetting this increase, the environmental & infrastructure segment experienced a project loss of $6.1 million during the current year that negatively impact gross profit in 2017.

Environmental & infrastructure segment operating loss was $10.2 million for 2017, compared to $19.4 million in 2016. The change in operating loss was mostly attributable to the higher segment gross profit described above. Higher gross profit was partially offset by an increase in general and administrative expenses during the current year. During the prior year, the Company reduced the remaining fair value of the Great Lakes E&I contingent earnout by $8.0 million to zero which contributed to the change in the environmental & infrastructure operating loss for 2017 when compared to 2016. The Company incurred a one-time charge of $0.6 million related to severance during the current year which was offset by a decrease in payroll and benefits costs, related to the service lines of the environmental & infrastructure segment’s business that did not operate during 2017. The environmental & infrastructure segment experienced a decrease in amortization expense of $0.7 million which partially offset the increase in general and administrative expenses. Further, the Company experienced a positive change in (gain) loss on sale of assets for the year ended December 31, 2017. The prior year was negatively impacted by a $2.8 million loss for the sale of assets associated with certain service lines of the environmental & infrastructure segment.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total revenue was $767.6 million in 2016, a decrease of $89.3 million, or 10.4%, from 2015 total revenue of $856.9 million. The decrease was largely attributable to lower foreign capital, environmental & infrastructure and maintenance revenues during 2016. These decreases were partially offset by increases in coastal protection, rivers & lakes and domestic capital revenues during the year ended December 31, 2016. The Company categorizes revenue by service type to understand the market in which the Company operates and to assess how the Company is performing on bidding work or projects and is generating revenue from backlog.

Domestic capital dredging revenues increased $12.8 million, or 6.2%, to $219.9 million in 2016 compared to 2015 revenues of $207.1 million. The increase in domestic capital dredging revenue was primarily attributable to revenue earned on coastal restoration projects in Louisiana and the Savannah Harbor deepening project during 2016. The increased revenue from these projects was partially offset by revenue earned on the PortMiami deepening project during 2015 that did not repeat in 2016. Work on a deepening project on the Delaware River and a LNG project in Texas also contributed to revenues for the year ended December 31, 2016. In 2016, the Company earned 49% of its backlog carried forward from December 31, 2015.

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

Revenues from maintenance dredging projects in 2016 were $92.3 million, a decrease of $27.8 million, or 23.2%, from $120.1 million in 2015. The decrease in maintenance revenue during 2016 was mostly attributable to a greater amount of revenue earned on maintenance work in New York and New Jersey as well as harbor work in Texas and Delaware in 2015 that did not repeat during 2016. Maintenance work in Pennsylvania and harbor work in Maryland contributed to revenue during the year ended December 31, 2016. The Company earned 100% of its backlog from December 31, 2015.

Rivers & lakes revenues were $50.8 million for 2016, an increase of $20.7 million, or 68.7%, from $30.1 million in 2015. The increase in revenue for the year ended December 31, 2016 was mostly attributable to revenue earned on a reservoir project in Kansas as well as on projects in Mississippi and New Jersey during 2016. Further, the Company continued to work on the large lake project in Illinois. The Company earned 61% of its backlog carried forward from December 31, 2015.

The environmental & infrastructure segment recorded revenues of $133.6 million for the year ended December 31, 2016, down 26.5% compared to $181.7 million for the year ended December 31, 2015. The decrease in revenue during 2016 was attributable to lower revenue in the segment’s services lines of business. Additionally, a greater amount of revenue was earned on three geotechnical projects in California and a remediation project in Washington during the prior year. A large mine project in Washington and remediation projects in Michigan and Indiana also contributed to revenue during 2016. The Company earned 100% of its backlog carried forward from December 31, 2015.

Consolidated gross profit for the year ended December 31, 2016 decreased by $9.5 million, or 9.9%, to $86.4 million from $95.9 million for the year ended December 31, 2015. Gross profit margin (gross profit divided by revenue) for the full year 2016 was 11.3%, in line with the prior year gross profit margin of 11.2%. The lower gross profit for 2016 was driven by the absence of the strong contract margin on the Suez Canal deepening project during 2016. This decrease was partially offset by strong margins on rivers & lakes projects and improved project execution in the environmental & infrastructure segment during 2016 as compared to the prior year. In comparison, gross profit in the prior year was negatively impacted by unforeseen circumstances that led to project delays on two of the environmental & infrastructures segment’s largest projects in addition to losses on several other environmental & infrastructure projects during 2015.

General and administrative expenses totaled $65.5 million for the year ended December 31, 2016, down from $71.1 million for the year ended December 31, 2015. The decrease in general and administrative expense for the full year 2016 as compared to 2015 was driven by a decrease of $5.2 million in amortization expense, mostly attributable to the environmental & infrastructure segment and a $3.3 million decrease in payroll and benefits. These decreases were partially offset by an increase in legal and professional fees of $2.2 million as well as personnel and recruiting costs of $0.6 million. Further, the Company reduced the remaining fair value of the GLEI contingent earnout by $8.0 million to zero during 2016. Similarly, general and administrative expenses for 2015 include a reduction in the fair value of the Great Lakes E&I seller note payable of $7.0 million.

Operating income for the year ended December 31, 2016 was $14.7 million compared to $23.0 million for the year ended December 31, 2015. In addition to the decrease in gross profit partially offset by lower general and administrative expenses described above, the Company recorded a $6.2 million loss on sale of assets during 2016. This loss was related to the sale of an underutilized asset during 2016 as well as the sale of assets associated with certain service lines of the environmental & infrastructure segment in the fourth quarter of 2016. Further, operating income was negatively impacted by a $2.7 million loss recorded to (gain) loss on the sale of assets for assets reclassified to assets held for sale, representing the fair value less cost to sell, during the fourth quarter of

2016. In comparison, the prior year includes a $2.8 million goodwill impairment charge at the Terra reporting unit and a $0.8 million gain on sale of underutilized assets.

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

The Company’s net interest expense for 2016 totaled $22.5 million compared with $24.4 million in 2015. The decrease in interest expense was mostly attributable to the reversal of interest expense associated with the Great Lakes E&I contingent earnout and lower interest expense associated with the Company’s revolving credit facility during 2016.

Income tax benefit in 2016 was $5.8 million, up from an income tax benefit of $2.5 million in 2015. This $3.3 million change is primarily attributable to a revision of the deferred state tax rate which provided an additional benefit in 2016.

For the year ended December 31, 2016, net loss from continuing operations was $8.2 million compared to $6.2 million for the year ended December 31, 2015. Net income from continuing operations was negatively impacted by a decrease in operating income during 2016, as described above, in addition to a $2.1 million increase in other expense, mostly attributable to a contract incentive payment in 2015 which positively impacted the prior year. These items were offset by the losses incurred at the Company’s joint ventures during the prior year and increased income tax benefit during 2016.

Adjusted EBITDA from continuing operations (as defined and reconciled on page 38) was $72.0 million and $83.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $11.0 million, or 13.3%, is mostly attributable the loss on sale of assets and the decrease in consolidated gross profit during 2016, as described above.

Results by segment

Dredging

Dredging revenues for the year ended December 31, 2016 were $637.5 million a decrease of $43.8 million, or 6.4%, compared to $681.3 million for the year ended December 31, 2015. The decrease was largely attributable to lower foreign capital and maintenance revenues during 2016. These decreases were partially offset by increases in coastal protection, rivers & lakes and domestic capital revenues during the year ended December 31, 2016. The decrease in dredging revenue is mostly attributable to the significantly greater amount of revenue earned on the Suez Canal project during 2015 and revenue earned on the PortMiami project which did not repeat in 2016. Revenues for the year ended December 31, 2016 were driven by large coastal protection projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and recent winter storm events, a reservoir project in Kansas, maintenance work in Pennsylvania, harbor work in Maryland, coastal restoration projects in Louisiana and the Savannah Harbor deepening project.

Dredging segment gross profit in 2016 decreased 23.6% to $85.3 million from $111.7 million in 2015, and dredging segment gross profit margin (dredging gross profit divided by dredging revenue) was 13.4% in 2016, a decrease from 16.4% in 2015. The lower gross profit margin for 2016 was driven by the absence of the strong contract margin on the Suez Canal deepening project during 2016. This decrease was partially offset by strong margins on rivers & lakes projects during 2016.

Dredging segment operating income for 2016 decreased 46.8% to $34.1 million, from $64.1 million in 2015 as a result of the strong margins on the Suez Canal project in the prior year, as described above. Additionally, dredging segment operating income was negatively impacted by a loss on the sale of an underutilized asset during 2016 as compared to a gain on the sale of assets in the prior year. Further, operating income was negatively impacted by a $2.4 million loss recorded to (gain) loss on the sale of assets for assets reclassified to assets held for sale, representing the fair value less cost to sell, during the fourth quarter of 2016. Dredging general and administrative expenses were flat year over year.

Environmental & infrastructure

The environmental & infrastructure segment recorded revenues in 2016 of $133.6 million, a $48.1 million, or 26.5%, decrease from $181.7 million in 2015. The decrease in revenue during 2016 was attributable to a greater amount of revenue earned within the segment’s services lines of business during the prior year as well as a greater amount of revenue earned on three geotechnical projects in California and a remediation project in Washington during the prior year, although a large mine project in Washington and remediation projects in Michigan and Indiana contributed to revenue during 2016.

The environmental & infrastructure segment experienced gross profit of $1.0 million for year ended December 31, 2016, up $16.8 million from negative gross profit of $15.8 million for the year ended December 31, 2015, with a gross profit margin of 0.8%

and negative gross profit margin of 8.7%, respectively. This increase in gross profit was a result of improved project execution during 2016 as compared to the prior year. In comparison, gross profit in the prior year was negatively impacted by unforeseen circumstances that led to project delays on two of the environmental & infrastructures segment’s largest projects in addition to losses on several other projects during 2015.

Environmental & infrastructure segment operating loss was $19.4 million for 2016, compared to $41.1 million in 2015. The change in operating loss was mostly attributable to the higher segment gross profit described above and a $5.1 million decrease in amortization expense during 2016. These positive impacts on operating income were partially offset by a $2.8 million loss for the sale of assets associated with certain service lines of the environmental & infrastructure segment in the fourth quarter of 2016. In comparison, the prior year includes a $2.8 million goodwill impairment charge at the Terra reporting unit. During the third quarter of 2016, the Company reduced the remaining fair value of the GLEI contingent earnout by $8.0 million to zero. Similarly, general and administrative expenses in 2015 included a reduction in the value of the GLEI seller note payable of $7.0 million.

Bidding Activity and Backlog

The following table sets forth, by segment and type of dredging work, the Company’s backlog as of the dates indicated (in thousands):

	December 31,	December 31,	December 31,
Backlog	2017	2016	2015
Dredging:
Capital - U.S.	$383,577	$234,575	$411,506
Capital - foreign	8,575	22,025	1,750
Coastal protection	76,460	109,871	118,858
Maintenance	23,662	56,929	77,995
Rivers & lakes	19,046	44,298	67,589
Dredging Backlog	511,320	467,698	677,698
Environmental & infrastructure	35,357	37,645	73,349
Total Backlog	$546,677	$505,343	$751,047

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging contracts these estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. For environmental & infrastructure contracts, these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 81% of the Company’s 2017 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

Approximately 72% of the Company’s backlog at December 31, 2017 is expected to be completed and converted to revenue in 2018.

Dredging

The 2017 domestic dredging bid market totaled $1,216 million, a 25.2% increase from the 2016 domestic dredging bid market of $971.6 million. The increase in bid market for 2017 is primarily related to the award of two large deepening projects in Charleston, South Carolina during the current year. The 2017 bid market was also driven by the award of a deepening project on the Delaware River, two coastal restoration projects in the Gulf of Mexico, multiple coastal protection projects in Maryland, South Carolina, Florida, New Jersey and Delaware and maintenance projects in Pennsylvania, Virginia, Mississippi and New York. The Company won 49% of the overall 2017 domestic bid market, up significantly from its 29% win rate of the overall 2016 domestic bid market and the Company’s prior three-year average win rate of 42%. The award of the two deepening projects in Charleston, South Carolina drove the Company’s higher bid market win rate during the current year. Variability in contract wins from period to period is not unusual. The Company believes trends in its win rate over the prior three year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2017 contracted dredging backlog was $511.3 million. This represents an increase of $43.6 million, or 9.3%, over the Company’s December 31, 2016 dredging backlog of $467.7 million. These amounts do not reflect approximately $69.9 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2016, the amount of domestic low bids pending award was $24.6 million. Backlog at December 31, 2017 includes two deepening projects in Charleston, South Carolina and two coastal restoration projects in Louisiana totaling approximately $344 million.

The Company won 71%, or $349.0 million, of the domestic capital dredging projects awarded in 2017, a significant increase from 22%, or $27.2 million, in the prior year. During 2017, the Company was awarded two deepening projects in Charleston and a coastal restoration project in Mississippi which will continue into 2018. In comparison, the awards during the prior year included a coastal restoration project in Louisiana. Domestic capital dredging work made up $383.6 million, or 75%, of the Company’s December 31, 2017 contracted dredging backlog. Domestic capital dredging backlog at December 31, 2017 was $149.0 million higher than the prior year. The Company expects about 65% of its domestic capital backlog at December 31, 2017 to be performed in 2018. The Panama Canal expansion was completed during the second quarter of 2016, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-Panamax vessels. Further, additional phases of the Jacksonville port continue to look promising to potentially bid in 2018. In April 2016, the federal court in New Orleans approved the October 2015 settlement, of approximately $20 billion, between the United States, the five Gulf States and BP for damages from the Deepwater Horizon oil spill. Louisiana will receive a minimum of $6.8 billion for claims related to natural resource damages under the Oil Pollution Act, Clean Water Act as civil penalties, and the State’s various economic claims. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill, including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next decade, the Company expects several coastal restoration projects envisioned by the Gulf States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid. Further, the Company is encouraged by the current administration’s focus on repairing and rebuilding America’s infrastructure, including our nation’s ports and waterways.

Foreign capital dredging backlog decreased to $8.6 million at December 31, 2017 from $22.0 million at the end of 2016. During 2017, the Company was awarded two sand supply projects and an LNG trench project in the Middle East. During the second quarter of 2017, the Company was the low bidder on a $68 million land reclamation project in Bahrain which the Company expects to be awarded in the first quarter of 2018. The Company expects about 100% of its foreign capital backlog at December 31, 2017 to be performed in 2018. Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism all of which are expected to add nearly 400 viable dredging projects over the next six years. The Company expects the additional opportunities globally to provide a continued source of future international dredging revenue.

The Company won 56%, or $145.1 million, of the coastal protection projects awarded in 2017, compared to 39%, or $163.6 million, in the prior year. During 2017, the Company was awarded a $26 million coastal protection project in South Carolina, a $18 million project in New Jersey and six additional coastal protection projects in Maryland, South Carolina, Florida and Pennsylvania as well as an option on a coastal protection project in New Jersey. In comparison, the prior year included large projects in Virginia and North Carolina as well as two projects in Florida and three Superstorm Sandy appropriated projects in New Jersey and New York. The Company has contracted dredging backlog related to coastal protection of $76.5 million at December 31, 2017 compared to $109.9 million at the end of 2016. The decrease in backlog at December 31, 2017 is due to revenue earned in 2017 on projects in backlog at December 31, 2016. The Company expects about 100% of its coastal protection backlog at December 31, 2017 to be performed in 2018. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to continue in 2018. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms. During February 2018, the U.S. Senate Committee on Appropriations announced the supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. Although it is uncertain the impact that this will have on the dredging market, the Company believes it is a positive indicator for work in the coastal protection and restoration markets.

The Company won 22%, or $93.5 million, of the maintenance dredging projects awarded in 2017 compared to 23%, or $68.0 million, in 2016. During the year ended December 31, 2017, the Company was awarded maintenance projects in North Carolina, Louisiana, Maryland, Virginia and projects on the Columbia and Delaware Rivers. The Company continued to earn revenue on projects in Maryland, Massachusetts, Pennsylvania, Florida and Delaware which were in backlog at December 31, 2016. The Company’s contracted maintenance dredging backlog at December 31, 2017 of $23.7 million is $33.3 million lower than the backlog of $56.9 million at December 31, 2016. The Company expects about 90% of its maintenance dredging backlog at December 31, 2017 to be performed in 2018. The budget for fiscal year 2017 provides for a record budget for the Corps of $6 billion and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. Further, the water resources development bill, rebranded as the Water Infrastructure Improvements for the Nation Act (“WIIN”) was enacted during the fourth quarter of 2016. WIIN emphasizes previous Water Resources Reform and Development Act (“WRRDA”) language which calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WIIN ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three per cent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2018 and beyond.

The Company won 8%, or $2.6 million, of the rivers & lakes projects in the markets where the group operates during the current year, compared to 16%, or $21.7 million, in 2016. During the current year, the Company was awarded a rivers & lakes project in New Jersey. In comparison, rivers & lakes awards during the prior year included projects in New Jersey, Mississippi and Florida. The Company has contracted dredging backlog related to rivers & lakes of $19.0 million at December 31, 2017, which is $25.3 million lower than the backlog of $44.3 million at December 31, 2016. The decrease at December 31, 2017 is the result of the Company continuing to earn revenue on its large lake project in Illinois during 2017. The Company expects about 60% of its rivers & lakes backlog at December 31, 2017 to be performed in 2018.

Environmental & infrastructure

Environmental & infrastructure segment backlog was $35.4 million and $37.6 million at December 31, 2017 and 2016, respectively, a decrease of $2.3 million year over year. During the year ended December 31, 2017, the Company was awarded three levee projects in California, remediation projects in California, New Jersey, South Dakota, Colorado and Texas and two geotechnical projects in California. The small decline during the current year was driven by revenue earned on a remediation project in New Jersey and the completion of a remediation project in Florida during 2017. The Company expects about 81% of its environmental & infrastructure backlog at December 31, 2017 to be performed in 2018. As part of the environmental & infrastructure segment’s initiatives, the Company will focus on geographical expansion in the geotechnical services business. The Company anticipates an increase in levee work in 2018 due to the recent flooding in the Northwest. Further, the Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the EPA’s rule to the regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities, borrowings under the Company’s revolving credit facility and proceeds from issuances of long-term debt. See Note 8, Long-Term Debt, to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, and provide working capital and other general corporate purposes.

The Company’s net cash provided by operating activities of continuing operations for the years ended December 31, 2017, 2016 and 2015 totaled $42.4 million, $38.7 million and $29.1 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The change in net cash provided by operating activities of continuing operations in the current year was driven by a lower investment in working capital during 2017. Cash provided by operating activities for the year ended December 31, 2016 was up compared to 2015 due to lower investment in working capital, specifically related to the final billings and collections on large projects completed late in 2015 but collected during 2016. This positive impact of working capital was slightly offset by lower net income during 2016 as compared to 2015.

The Company’s net cash flows used in investing activities of continuing operations for the years ended December 31, 2017, 2016 and 2015 totaled $51.1 million, $72.6 million and $73.1 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. For the years ended December 31, 2017, 2016 and 2015, the Company spent $43.3 million, $53.9 million and $34.5 million, respectively, on the construction of the ATB. The ATB was placed in service during the fourth quarter of 2017. During 2017, the Company also received $10.1 million in proceeds from dispositions of property and equipment, mostly related to the refinancing of two dredges. For the year ended December 31, 2016, the Company received $18.3 million in proceeds from the sale of underutilized equipment and the sale of assets associated with certain service lines of the environmental & infrastructure segment compared to $1.3 million in proceeds in 2015. Further, in connection with the termination of the Company’s former revolving credit agreement, the Company was required to issue cash collateral of $7.0 million related to two letters of credit during 2016. During the first quarter of 2017, new letters of credit were issued under the Company’s new credit facility, and the cash used to collateralize the previous letters of credit was paid back in full to the Company.

The Company’s net cash flows provided by financing activities of continuing operations for the years ended December 31, 2017, 2016 and 2015 totaled $34.2 million, $30.8 million and $15.9 million, respectively. Net cash flows provided by financing activities for the year ended December 31, 2017 increased due to the issuance of the Company’s $325 million of 8% senior notes during the second quarter of 2017. The Company used a portion of the net proceeds to redeem its $275 million of 7 3/8% senior notes and repay a portion of the Company’s revolver. The changes in net cash flows provided by financing activities were further impacted by net borrowings on the Company’s revolving credit facility. The Company repaid $9.1 million of borrowing during 2017 while net borrowings were $84.1 million and $20.0 million for the years ended December 31, 2016 and 2015, respectively. The Company also paid $5.0 million in financing fees on the issuance of the senior notes during the current year period. The senior secured term loan facility was paid in full during the fourth quarter of 2016.

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

On December 6, 2017, the Company and the Credit Parties entered into a Consent and Amendment No. 3 (the “Credit Amendment”) to the Credit Agreement with the Agent, and the other required lenders thereunder. The Credit Amendment was entered into to, among other things, obtain consent from the required lenders under the Credit Agreement to permit the Company to consummate certain asset sales, retirements and other restructuring activities described therein, as part of the Company’s plan to reduce overhead, retire certain underperforming and underutilized assets and close out the Company’s Brazilian operations. This consent is subject to a number of important conditions, qualifications, limitations and exceptions that are described in the Credit Amendment.

The Credit Amendment also amends the Credit Agreement to provide that (i) with respect to the Company’s 2017 and 2018 fiscal years, upon written election from the Company to Agent, including supporting documentation in form and substance satisfactory to Agent, up to an aggregate of $20 million of expenses related to the buy-out of operating leases shall not constitute capital expenditures under the Credit Agreement; and (ii) if the amount of capital expenditures incurred by all Credit Parties in fiscal year 2017 does not exceed $75 million then any amount remaining may be carried forward to be incurred in fiscal year 2018; provided further that, the aggregate amount of all capital expenditures incurred by all Credit Parties in fiscal years 2017 and 2018 does not exceed $135 million. Additionally, the Credit Amendment contains acknowledgments and agreements from the Agent and the required lenders with respect to certain EBITDA add-backs for fiscal years 2017 and 2018 described therein.

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00.  The Company is required to maintain this ratio if its availability under the Credit Agreement falls below $31.3 million for five consecutive days or $25.0 million for one day. The Credit Parties are also restricted in the amount of capital expenditures they may make in each of the next three fiscal years.  The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Credit Agreement matures on December 30, 2019.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of December 31, 2017, the Company had $95.0 million of borrowings on the revolver and $34.3 million of letters of credit outstanding, resulting in $76.8 million of availability under the Credit Agreement.

Term loan facility

In conjunction with the Credit Agreement entered into on December 30, 2016, the Term Loan Facility was paid in full.

Surety agreements

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has a bonding agreement with the Sureties under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At December 31, 2017, the Company had outstanding performance bonds valued at approximately $1,340.8 million of which $41.1 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $515.3 million.

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

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 14, Commitments and Contingencies, to the Company’s condensed consolidated financial statements.

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

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2017. Additional information related to these obligations can be found in Note 8, Long-Term Debt, and Note 14, Commitments and Contingencies, to the Company’s consolidated financial statements.

	Obligations coming due in year(s) ending:
			2019-	2022-	2025 and
	Total (1)	2018	2021	2024	beyond
Equipment notes payable (2)	$1.8	$1.5	$0.3	$—	$—
Senior notes (3)	439.8	26.0	78.0	335.8	—
Notes payable (4)	16.3	2.0	6.9	7.4	—
Long term bank debt (5)	95.0	—	95.0	—	—
Operating lease commitments	82.5	21.3	44.0	17.2	—
Total	$635.4	$50.8	$224.3	$360.4	$—

(1)	Excluded from the above table are $0.2 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.
(2)	Represents principal and interest on ten capital equipment leases.
(3)	Includes cash interest payments calculated at stated fixed rate of 8.000%.
(4)	Represents the principal on one piece of vessel financing and all corresponding interest payments.
(5)	Represents the Credit Agreement. At December 31, 2017, total outstanding on this facility was $95 million. Includes cash interest payments calculated at variable rates between 4.37% and 6.50%.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $34.8 million at December 31, 2017. The Company has granted liens on a substantial portion of its owned operating equipment as security for borrowings under its Credit Agreement and other indebtedness.

The Company finances certain key vessels, office space, and other equipment used in its operations with off-balance sheet operating lease arrangements with unrelated lessors, requiring annual rentals of $21.3 million in 2018 which will decline to $2.9 million over the next seven years subject to future lease arrangements. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

At December 31, 2017, the Company had outstanding performance bonds with a notional amount of $1,340.8 million of which $41.1 million relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects of continuing operations totaled $515.3 million.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure. In February 2017, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20 million for failure of the contractor to perform in accordance with the terms of a project. In May 2017, Zurich drew upon the letter of credit in the amount of $20.9 million. In order to fund the draw on the letter of credit, the Company had to increase the borrowings on its revolving credit facility. As the outstanding letters of credit previously reduced the Company’s availability under the revolving credit facility, the draw down on the Company’s letter of credit does not impact its liquidity or capital availability.

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

A significant portion of the Company’s current dredging operations are conducted outside of the U.S., primarily in the Middle East. It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company’s foreign dredging work is in the Middle East. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar; therefore, there is no foreign currency exposure on these transactions. At December 31, 2017, the Company had no foreign exchange forward contracts outstanding.

At December 31, 2017, the Company had long-term senior notes outstanding with a recorded face value of $325.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 8.000%, was $340.0 million at December 31, 2017 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2017 the fair value of this fixed rate debt would have increased to $349.3 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 6% of the Company’s costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company’s 2018 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2017. At December 31, 2017 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements through December 2017. As of December 31, 2017, there were 9.8 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.53 to $2.02 per gallon. At December 31, 2017, the fair value asset on these contracts was estimated to be $2.5 million, based on quoted market prices and is recorded in other current assets. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2017.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 28, 2018, are set forth on pages 58 to 96 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2017 and 2016. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2017
Contract revenues	$170.6	$176.9	$163.3	$191.7
Costs of contract revenues	(154.4)	(151.1)	(146.6)	(200.5)
Gross profit	16.2	25.8	16.7	(8.8)
General and administrative expenses	(16.8)	(17.3)	(17.5)	(16.7)
Loss on sale of assets — net	(0.0)	(0.2)	(0.2)	(4.7)
Operating income (loss)	(0.6)	8.3	(1.0)	(30.2)
Interest expense — net	(5.6)	(6.4)	(6.4)	(7.6)
Equity in earnings (loss) of joint ventures	0.0	(1.5)	0.0	(0.0)
Loss on extinguishment of debt	—	(2.3)	—	—
Other income (expense)	0.2	(0.3)	(0.3)	(0.4)
Loss before income taxes	(6.0)	(2.2)	(7.7)	(38.3)
Income tax benefit	2.3	1.1	2.7	29.5
Loss from continuing operations	(3.7)	(1.1)	(5.0)	(8.8)
Income (loss) from discontinued operations, net of income taxes	(13.1)	0.4	—	—
Net loss	$(16.8)	$(0.7)	$(5.0)	$(8.8)

Basic loss per share attributable to continuing operations	$(0.06)	$(0.02)	$(0.08)	$(0.14)
Basic loss per share attributable to discontinued operations, net of tax	(0.21)	—	—	—
Basic loss per share	$(0.27)	$(0.02)	$(0.08)	$(0.14)
Basic weighted average shares	61.1	61.3	61.5	61.6

Diluted loss per share attributable to continuing operations	$(0.06)	$(0.02)	$(0.08)	$(0.14)
Diluted loss per share attributable to discontinued operations, net of tax	(0.21)	—	—	—
Diluted loss per share	$(0.27)	$(0.02)	$(0.08)	$(0.14)
Diluted weighted average shares	61.1	61.3	61.5	61.6

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2016
Contract revenues	$163.1	$192.2	$198.9	$213.4
Costs of contract revenues	(143.1)	(167.9)	(178.8)	(191.3)
Gross profit	20.0	24.3	20.0	22.1
General and administrative expenses	(20.1)	(19.8)	(7.2)	(18.5)
Gain on sale of assets — net	—	(0.7)	—	(5.5)
Operating income (loss)	(0.1)	3.8	12.9	(1.9)
Interest expense — net	(5.7)	(5.9)	(4.8)	(6.5)
Equity in earnings (loss) of joint ventures	(0.1)	0.1	—	(2.4)
Other expense	(0.8)	(0.5)	(0.6)	(1.5)
Income (loss) before income taxes	(6.7)	(2.5)	7.4	(12.2)
Income tax (provision) benefit	2.7	0.8	(2.9)	5.2
Net income (loss)	$(4.0)	$(1.7)	$4.6	$(7.0)

Basic earnings (loss) per share	$(0.07)	$(0.03)	$0.07	$(0.11)
Basic weighted average shares	60.5	60.7	60.8	60.9

Diluted earnings (loss) per share	$(0.07)	$(0.03)	$0.07	$(0.11)
Diluted weighted average shares	60.5	60.7	61.5	60.9

Note: Items may not sum due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2017.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2017. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2018

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business—Executive Officers of the Registrant in this Annual Report on Form 10-K.

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board of Directors and Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables”, “Compensation Discussion and Analysis”, “Board of Directors and Corporate Governance” and “CEO Pay Ratio” in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board of Directors and Corporate Governance” and “Change of Control of the Company” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation  and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2018

We have served as the Company's auditor since 1991

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(in thousands, except per share amounts)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,852	$11,167
Accounts receivable—net	75,533	88,091
Contract revenues in excess of billings	90,788	95,012
Inventories	34,600	37,137
Prepaid expenses	5,183	12,407
Other current assets	40,228	63,412
Total current assets	262,184	307,226

PROPERTY AND EQUIPMENT—Net	407,294	413,008
GOODWILL	83,576	83,576
OTHER INTANGIBLE ASSETS — Net	908	1,499
INVENTORIES—Noncurrent	54,023	52,602
INVESTMENTS IN JOINT VENTURES	2,714	4,734
ASSETS HELD FOR SALE— Noncurrent	8,530	9,299
OTHER	13,128	21,644
TOTAL	$832,357	$893,588

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,659	$103,185
Accrued expenses	56,218	69,043
Billings in excess of contract revenues	3,615	5,141
Current portion of long-term debt	2,758	2,465
Total current liabilities	150,250	179,834

LONG-TERM DEBT	333,141	286,291
REVOLVING CREDIT FACILITY	95,000	104,111
DEFERRED INCOME TAXES	25,561	68,449
OTHER	7,109	7,013
Total liabilities	611,061	645,698

COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 61,897 and 61,240 shares issued; 61,619 and 60,962 outstanding at December 31, 2017 and December 31, 2016, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	289,821	286,303
Accumulated deficit	(67,101)	(35,841)
Accumulated other comprehensive income (loss)	3	(1,145)
Total equity	221,296	247,890
TOTAL	$832,357	$893,588

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except per share amounts)

	2017	2016	2015

CONTRACT REVENUES	$702,503	$767,585	$856,878
COSTS OF CONTRACT REVENUES	652,620	681,197	760,955
GROSS PROFIT	49,883	86,388	95,923

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	68,331	65,533	71,069
IMPAIRMENT OF GOODWILL	—	—	2,750
(GAIN) LOSS ON SALE OF ASSETS—Net	5,077	6,175	(855)
Total operating income (loss)	(23,525)	14,680	22,959

OTHER EXPENSE:
Interest expense—net	(26,046)	(22,907)	(24,365)
Equity in loss of joint ventures	(1,484)	(2,365)	(6,051)
Loss on extinguishment of debt	(2,330)	—	—
Other expense	(788)	(3,377)	(1,229)
Total other expense	(30,648)	(28,649)	(31,645)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(54,173)	(13,969)	(8,686)
INCOME TAX BENEFIT	35,610	5,792	2,497

LOSS FROM CONTINUING OPERATIONS	(18,563)	(8,177)	(6,189)
Loss from discontinued operations, net of income taxes	(12,697)	—	—

NET LOSS	$(31,260)	$(8,177)	$(6,189)

Basic loss per share attributable to loss from continuing operations	$(0.30)	$(0.13)	$(0.10)
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.21)	—	—
Basic loss per share	$(0.51)	$(0.13)	$(0.10)
Basic weighted average shares	61,365	60,744	60,410

Diluted loss per share attributable to loss from continuing operations	$(0.30)	$(0.13)	$(0.10)
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.21)	—	—
Diluted loss per share	$(0.51)	$(0.13)	$(0.10)
Diluted weighted average shares	61,365	60,744	60,410

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	2017	2016	2015
Net loss	$(31,260)	$(8,177)	$(6,189)
Currency translation adjustment—net of tax (1)	(41)	508	(1,249)
Net unrealized loss on derivatives—net of tax (2)	1,189	330	—
Other comprehensive income (loss)—net of tax	1,148	838	(1,249)
Comprehensive loss	$(30,112)	$(7,339)	$(7,438)

(1)	Net of income tax (provision) benefit of $44, $(338) and $827 for the years ended December 31, 2017, 2016 and 2015, respectively.
(2)	Net of income tax benefit of $1,048 and $216 for the years ended December 31, 2017 and 2016, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total
BALANCE—January 1, 2015	60,170	$6	—	—	$278,166	$(21,475)	$(734)	$255,963

Share-based compensation	154	—	—	—	4,040	—	—	4,040
Vesting of restricted stock units, including impact of shares withheld for taxes	115	—	—	—	(267)	—	—	(267)
Exercise of stock options and purchases from employee stock plans	270	—	—	—	1,365	—	—	1,365
Excess income tax benefit from share-based compensation	—	—	—	—	(57)	—	—	(57)
Purchase of treasury stock	—	—	(278)	(1,433)	—	—	—	(1,433)
Net loss	—	—	—	—	—	(6,189)	—	(6,189)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(1,249)	(1,249)
BALANCE—December 31, 2015	60,709	$6	(278)	(1,433)	$283,247	$(27,664)	$(1,983)	$252,173

Share-based compensation	148	—	—	—	2,455	—	—	2,455
Vesting of restricted stock units, including impact of shares withheld for taxes	74	—	—	—	(171)	—	—	(171)
Exercise of stock options and purchases from employee stock purchase plan	309	—	—	—	905	—	—	905
Excess income tax benefit from share-based compensation	—	—	—	—	(133)	—	—	(133)
Net loss	—	—	—	—	—	(8,177)	—	(8,177)
Other comprehensive income—net of tax	—	—	—	—	—	—	838	838
BALANCE—December 31, 2016	61,240	$6	(278)	(1,433)	$286,303	$(35,841)	$(1,145)	$247,890

Share-based compensation	248	—	—	—	2,963	—	—	2,963
Vesting of restricted stock units, including impact of shares withheld for taxes	147	—	—	—	(328)	—	—	(328)
Exercise of stock options and purchases from employee stock purchase plan	262	—	—	—	883	—	—	883
Net loss	—	—	—	—	—	(31,260)	—	(31,260)
Other comprehensive income—net of tax	—	—	—	—	—	—	1,148	1,148
BALANCE—December 31, 2017	61,897	$6	(278)	$(1,433)	$289,821	$(67,101)	$3	$221,296

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	2017	2016	2015
OPERATING ACTIVITIES:
Net loss	$(31,260)	$(8,177)	$(6,189)
Loss from discontinued operations, net of income taxes	(12,697)	—	—
Loss from continuing operations	(18,563)	(8,177)	(6,189)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	60,520	63,023	64,585
Equity in (earnings) loss of joint ventures	(5,008)	(4,494)	771
Loss on extinguishment of 7 3/8% senior subordinated notes	2,330	—	—
Cash distributions from joint ventures	8,486	5,129	8,384
Deferred income taxes	(34,684)	(6,109)	(2,689)
(Gain) loss on dispositions of property and equipment	5,077	6,175	(855)
Impairment of goodwill	—	—	2,750
Gain on adjustment of contingent consideration	—	(8,940)	(8,444)
Other non-cash restructuring items	15,678	—	—
Amortization of deferred financing fees	3,280	2,922	2,766
Unrealized foreign currency (gain) loss	(206)	477	(1,054)
Unrealized net (gain) loss from mark-to-market valuations of derivatives	1,747	(6,135)	1,359
Share-based compensation expense	2,963	2,455	4,040
Excess income tax benefit from share-based compensation	—	133	57
Changes in assets and liabilities:
Accounts receivable	12,544	41,274	(20,190)
Contract revenues in excess of billings	4,254	(13,554)	48
Inventories	(2,237)	(6,239)	(6,612)
Prepaid expenses and other current assets	(1,170)	(5,310)	(9,730)
Accounts payable and accrued expenses	(9,579)	(17,762)	306
Billings in excess of contract revenues	(1,347)	(2,002)	2,325
Other noncurrent assets and liabilities	(1,667)	(4,196)	(2,506)
Net cash flows provided by operating activities of continuing operations	42,418	38,670	29,122
Net cash flows used in operating activities of discontinued operations	(20,900)	—	—
Cash provided by operating activities	21,518	38,670	29,122

INVESTING ACTIVITIES:
Purchases of property and equipment	(68,229)	(83,798)	(74,455)
Proceeds from dispositions of property and equipment	10,077	18,257	1,322
Changes in restricted cash	7,035	(7,035)	—
Cash used in investing activities	(51,117)	(72,576)	(73,133)

	2017	2016	2015
FINANCING ACTIVITIES:
Proceeds from issuance of debt	326,241	—	3,050
Repayments of debt	(277,750)	(47,085)	(6,644)
7 3/8% senior notes tender premium	(744)	—	—
Deferred financing fees	(5,022)	(6,817)	(111)
Taxes paid on settlement of vested share awards	(328)	(171)	(267)
Exercise of stock options and purchases from employee stock plans	883	905	1,365
Excess income tax benefit from share-based compensation	—	(133)	(57)
Purchase of treasury stock	—	—	(1,433)
Borrowings under revolving loans	124,925	288,611	179,500
Repayments of revolving loans	(134,036)	(204,500)	(159,500)
Cash provided by financing activities	34,169	30,810	15,903
Effect of foreign currency exchange rates on cash and cash equivalents	115	79	(97)
Net increase (decrease) in cash and cash equivalents	4,685	(3,017)	(28,205)
Cash and cash equivalents at beginning of period	11,167	14,184	42,389
Cash and cash equivalents at end of period	$15,852	$11,167	$14,184

Supplemental Cash Flow Information
Cash paid for interest	$34,789	$26,563	$25,391
Cash paid for income taxes	$365	$200	$586

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$4,255	$8,795	$7,380
Property and equipment purchased on capital leases and equipment notes	$—	$—	$2,190
Property & equipment purchased on notes payable	$—	$—	$15,569

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2017 AND 2016 AND FOR THE

YEARS ENDED December 31, 2017, 2016 AND 2015

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

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Project costs, excluding labor, have averaged approximately 23% of total costs of contract revenues over the prior three years. Hourly labor generally is hired on a project-by-project basis. Much of our domestic dredging hourly labor force is represented by labor unions with collective bargaining agreements that expire at various dates during 2018 through 2023, which historically have been extended without disruption. The environmental & infrastructure segment’s hourly labor force is made up of union and non-union employees.

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

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments and reporting units.

Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. No triggering events were identified in 2017 or 2016. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

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

Income Taxes—The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Recorded deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities, given the effect of currently enacted tax laws. The Company’s current policy is to repatriate all earnings from foreign subsidiaries’ operations as generated and at this time no amounts are considered to be permanently reinvested in those operations. On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act. See Note 10.

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

Recent Accounting Pronouncements—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not anticipate that the adoption of ASU 2017-04 will have a material effect on the Company’s consolidated financial statements.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-18 (“ASU 2016-18”), Statement of Cashflows (Topic 230): Restricted Cash. The amendments require that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore amounts generally described as restricted cash or restricted cash equivalents should be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017.  The Company does not anticipate that the adoption of ASU 2016-18 will have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”) which supersedes the existing revenue recognition requirements. ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. The cumulative net adjustment to the beginning retained earnings balance is expected to be less than $5,000. The Company has evaluated the impact of ASC 606 and has determined that fixed-price contracts, which comprise substantially all of the Company’s revenue, will most often represent a single performance obligation. The Company will measure progress toward completion utilizing the cost-to-cost method, which represents a change from our prior practice of measuring completion based on engineering estimates of the physical percentage completed for dredging projects. Also, the Company will be required to capitalize certain pre-contract and pre-construction costs, and defer recognition over the life of the contract. In contrast, contract fulfillment costs will be required to be recognized in the income statement when incurred. Accordingly, the adoption of ASC 606 may result in a change in the timing of recognition of both contract revenue and cost from our prior practices. In addition, the Company expects to add qualitative and quantitative disclosures around disaggregation of revenue, remaining performance obligation, and other impacts to the Company’s contract revenue balances. The Company does not anticipate that the adoption of ASU 2014-09 will have a material effect on the Company’s consolidated financial statements.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the years ended December 31, 2017, 2016 and 2015 the dilutive effect of 716 thousand, 623 thousand and 431 thousand stock options (“NQSO”) and restricted stock units (“RSU”), respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the years ended December 31, 2017, 2016 and 2015 2,476 thousand, 1,594 thousand and 1,179 thousand NQSOs and RSUs, respectively, were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

The computations for basic and diluted loss per share for the years ended December 31, 2017, 2016 and 2015 are as follows:

(shares in thousands)
	2017	2016	2015
Loss from continuing operations	$(18,563)	$(8,177)	$(6,189)
Loss on discontinued operations, net of income taxes, attributable to Great Lakes Dredge & Dock Corporation	(12,697)	—	—
Net loss attributable to common stockholders of Great Lakes Dredge & Dock Corporation	$(31,260)	$(8,177)	$(6,189)

Weighted-average common shares outstanding — basic	61,365	60,744	60,410
Effect of stock options and restricted stock units	—	—	—

Weighted-average common shares outstanding — diluted	61,365	60,744	60,410

Loss per share from continuing operations — basic	$(0.30)	$(0.13)	$(0.10)
Loss per share from continuing operations — diluted	$(0.30)	$(0.13)	$(0.10)

3. RESTRICTED AND ESCROWED CASH

At December 31, 2017, the Company had restricted cash of $3,742, of which $1,500 was included in other noncurrent assets and $2,242 was included in other current assets. Restricted cash included in other noncurrent assets relates to cash held in escrow as security for the Company’s lease rental obligation under a long-term equipment operating lease. Restricted cash included in other current assets relates to cash held in escrow related to an outstanding lawsuit at our historical demolition business.

At December 31, 2016, the Company had restricted cash of $10,777 of which $8,535 was included in other noncurrent assets and $2,242 was included in other current assets. Restricted cash included in other noncurrent assets relates to $7,035 of cash collateral issued for two letters of credit in connection with the termination of the Company’s former revolving credit agreement and $1,500 relates to cash held in escrow as security for the Company’s lease rental obligation under a long-term equipment operating lease. Restricted cash included in other current assets relates to cash held in escrow related to an outstanding lawsuit at our historical demolition business.

4. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Accounts receivable at December 31, 2017 and 2016 are as follows:

	2017	2016
Completed contracts	$15,974	$18,727
Contracts in progress	42,759	53,137
Retainage	21,866	21,399
	80,599	93,263
Allowance for doubtful accounts	(591)	(747)

Total accounts receivable—net	$80,008	$92,516

Current portion of accounts receivable—net	$75,533	$88,091
Long-term accounts receivable and retainage	4,475	4,425
Total accounts receivable—net	$80,008	$92,516

The components of contracts in progress at December 31, 2017 and 2016 are as follows:

	2017	2016
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$558,557	$587,371
Amounts billed	(490,732)	(511,548)
Costs and earnings in excess of billings for contracts in progress	67,825	75,823

Costs and earnings in excess of billings for completed contracts	22,963	19,189

Total contract revenues in excess of billings	$90,788	$95,012

Billings in excess of costs and earnings:
Amounts billed	$(325,350)	$(268,754)
Costs and earnings for contracts in progress	321,735	263,613

Total billings in excess of contract revenues	$(3,615)	$(5,141)

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

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2017 and 2016 are as follows:

	2017	2016
Land	$9,992	$9,992
Buildings and improvements	5,092	5,133
Furniture and fixtures	12,990	11,998
Operating equipment	805,748	788,989

Total property and equipment	833,822	816,112

Accumulated depreciation	(426,528)	(403,104)

Property and equipment — net	$407,294	$413,008

Operating equipment of $8,530 and $9,299 was classified as held for sale, excluded from property and equipment, as of December 31, 2017 and 2016, respectively. A $2,330 and $2,744 loss was recorded to (gain) loss on sale of assets—net for held for sale assets reclassified from property and equipment representing the fair value less cost to sell for the years ended December 31, 2017 and 2016, respectively.

Depreciation expense was $59,927, $61,694 and $58,050, for the years ended December 31, 2017, 2016 and 2015, respectively.

For more information about changes in assets held for sale and depreciation expense related to the Company’s restructuring refer to Note 13, Restructuring Charges.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s annual goodwill impairment test is conducted in the third quarter of each year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of goodwill below its carrying value. The Company performed its annual goodwill impairment test as of July 1, 2017 with no indication of impairment.  As of the test date, the fair value of the remaining reporting units was in excess of their carrying values.  The Company will perform its next scheduled annual test of goodwill in the third quarter of 2018 should no triggering events occur which would require a test prior to the next annual test.

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

The change in the carrying amount of goodwill during the years ended December 31, 2017 and 2016 is as follows:

	Dredging Segment	Environmental & Infrastructure Segment	Total
Balance - January 1, 2015	$76,576	$9,750	$86,326
Impairment of goodwill	—	(2,750)	(2,750)
Balance - December 31, 2016	76,576	7,000	83,576
Balance - December 31, 2017	$76,576	$7,000	$83,576

At December 31, 2017 and 2016, the net book value of identifiable intangible assets was as follows:

As of December 31, 2017	Cost	Accumulated Amortization	Net
Non-compete agreements	$2,377	$1,753	$624
Other	781	497	284
	$3,158	$2,250	$908

As of December 31, 2016
Non-compete agreements	$2,377	$1,317	$1,060
Other	781	342	439
	$3,158	$1,659	$1,499

Amortization expense was $591, $1,329 and $6,535, for the years ended December 31, 2017, 2016 and 2015, respectively, and is included as a component of general and administrative expenses. Amortization expense related to intangible assets is estimated to be $534 in 2018, $214 in 2019, $80 in 2020 and $80 in 2021.

7. ACCRUED EXPENSES

Accrued expenses at December 31, 2017 and 2016 are as follows:

	2017	2016
Insurance	$22,941	$18,114
Payroll and employee benefits	8,747	10,028
Accrued rent	6,519	738
Interest	4,210	8,660
Percentage of completion adjustment	3,591	3,322
Income and other taxes	2,794	3,208
Accumulated deficit in joint venture	—	17,016
Other	7,416	7,957
Total accrued expenses	$56,218	$69,043

8. LONG-TERM DEBT

Long-term debt at December 31, 2017 and 2016 is as follows:

	2017	2016
Revolving credit facility	$95,000	$104,111
Equipment notes payable	2,318	2,680
Notes payable	13,296	14,438
8% senior notes	321,057	—
7.375% senior notes	—	272,998
Subtotal	431,671	394,227

Current portion of equipment note payable	(1,546)	(1,320)
Current portion of note payable	(1,212)	(1,145)
Capital leases (included in other long term liabilities)	(772)	(1,360)
Total	$428,141	$390,402

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

On December 6, 2017, the Company and the Credit Parties entered into a Consent and Amendment No. 3 (the “Credit Amendment”) to the Credit Agreement with the Agent, and the other required lenders thereunder. The Credit Amendment was entered into to, among other things, obtain consent from the required lenders under the Credit Agreement to permit the Company to consummate certain asset sales, retirements and other restructuring activities described therein, as part of the Company’s plan to reduce overhead, retire certain underperforming and underutilized assets and close out the Company’s Brazilian operations (see Note 13, Restructuring Charges). This consent is subject to a number of important conditions, qualifications, limitations and exceptions that are described in the Credit Amendment.

The Credit Amendment also amends the Credit Agreement to provide that (i) with respect to the Company’s 2017 and 2018 fiscal years, upon written election from the Company to Agent, including supporting documentation in form and substance satisfactory to Agent, up to an aggregate of $20,000 of expenses related to the buy-out of operating leases shall not constitute capital expenditures under the Credit Agreement; and (ii) if the amount of capital expenditures incurred by all Credit Parties in fiscal year 2017 does not exceed $75,000 then any amount remaining may be carried forward to be incurred in fiscal year 2018; provided further that, the aggregate amount of all capital expenditures incurred by all Credit Parties in fiscal years 2017 and 2018 does not exceed $135,000. Additionally, the Credit Amendment contains acknowledgments and agreements from the Agent and the required lenders with respect to certain EBITDA add-backs for fiscal years 2017 and 2018 described therein.

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00.  The Company is required to maintain this ratio if its availability under the Credit Agreement falls below $31,250 for five consecutive days or $25,000 for one day. The Credit Parties are also restricted in the amount of capital expenditures they may make in each of the next three fiscal years.  The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement have been or will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Credit Agreement matures on December 30, 2019.

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

As of December 31, 2017, the Company had $95,000 of borrowings on the revolver and $34,290 of letters of credit outstanding, resulting in $76,819 of availability under the Credit Agreement.

Prior revolving credit agreement and term loan facility

In conjunction with the Credit Agreement entered into on December 30, 2016, the senior revolving credit agreement with an aggregate principal amount of up to $199,000 and the senior secured term loan facility consisting of a term loan in an aggregate principal amount of $50,000 was paid in full. Depending on the Company’s consolidated leverage ratio, previous borrowings under the revolving credit facility bore interest at the option of the Company at either a LIBOR rate plus a margin of between 1.50% to 2.50% per annum or a base rate plus a margin of between 0.50% to 1.50% per annum. The previous borrowings under the Term Loan Facility bore interest at a fixed rate of 4.655% per annum.

Senior notes

The Company has outstanding $325,000 of 8.000% senior notes (“8% Senior Notes”) due May 15, 2022. The 8% Senior Notes were issued at 100% of face value resulting in net proceeds of $321,653, net of underwriting fees. In connection with the issuance of the 8% Senior Notes, the Company retired all of its $275,000 of 7.375% senior notes due February 2019 for $282,638, which included a tender premium and accrued and unpaid interest. The Company used the remaining net proceeds from the debt offering to reduce the Company’s indebtedness under its Credit Agreement.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. During the first quarter of 2015, the Company financed the $15,569 acquisition of a vessel previously under an operating lease with a note bearing interest at 5.75% to maturity in 2023.

The scheduled principal payments through the maturity date of the Company’s long-term debt, excluding equipment notes and capital leases, at December 31, 2017, are as follows:

Years Ending December 31,
2018	$1,212
2019	96,502
2020	1,816
2021	1,922
2022	327,035
Thereafter	4,843
Total	$433,330

The Company incurred amortization of deferred financing fees for its long term debt of $3,280, $2,438 and $1,729 for each of the years ended December 31, 2017, 2016 and 2015. Such amortization is recorded as a component of interest expense.

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

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$2,501	$—	$2,501	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$2,293	$—	$2,293	$—

Foreign exchange contracts

The Company has various exposures to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At December 31, 2017 and 2016 there were no outstanding contracts.

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

As of December 31, 2017, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2018. As of December 31, 2017, there were 9.8 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through December 2018. Under these swap agreements, the Company will pay fixed prices ranging from $1.53 to $2.02 per gallon.

At December 31, 2017 and December 31, 2016, the fair value asset of the fuel hedge contracts was estimated to be $2,501 and $2,293, respectively, and is recorded in other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2017 were $218.  The remaining gains and losses included in the accumulated other comprehensive income (loss) at December 31, 2017 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations.  The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of December 31, 2017 and 2016 is as follows:

	Balance Sheet Location	Fair Value at December 31,
		2017	2016
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Other current assets	2,501	546
Derivatives not designated as hedging instruments
Fuel hedge contracts	Other current assets		1,747
Total asset derivatives		$2,501	$2,293

Assets and liabilities measured at fair value on a nonrecurring basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in our consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets, including other acquired intangibles. Assets included within assets held for sale are reclassified from property and equipment at fair value less cost to sell. Goodwill and long-lived assets are measured at fair value to test for and measure impairment, if any, at least annually for goodwill or when necessary for both goodwill and long-lived assets.

In 2015, the Company estimated the fair value of our Terra Contracting Services, LLC, which was one of the Company’s reporting units at the time, for our goodwill impairment test by using both a market-based approach and an income-based approach. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses based upon historical operating data, appropriate discount rates and other variables. The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA from continuing operations. The Company analyzed companies that performed similar services or are considered peers.

An impairment of goodwill was recorded in the amount of $2,750 in the second quarter of 2015. The fair value of goodwill was determined using quantitative models that contained significant unobservable inputs and accordingly is a Level 3 fair value measurement. See Note 6.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Goodwill
Balance at January 1,	$86,326
Impairment of goodwill	(2,750)
Balance at December 31, 2015	$83,576

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	2017	2016	2015
Cumulative translation adjustments—net of tax	$(41)	$508	$(1,249)
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	(218)	30	—
Change in fair value of derivatives—net of tax	1,407	300	—
Net unrealized (gain) loss on derivatives—net of tax	1,189	330	—
Total other comprehensive income (loss)	$1,148	$838	$(1,249)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statement of Operations Location	2017	2016
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(358)	$50
	Income tax benefit	140	20
		$(218)	$30

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8.000% senior notes due May 15, 2022, which were outstanding at December 31, 2017 (See Note 8, Long-Term Debt). The senior notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the senior notes. The fair value of the senior notes was $340,048 at December 31, 2017, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

10. INCOME TAXES

The Company’s income tax benefit from continuing and discontinued operations for the year ended December 31, 2017 is as follows:

2017
Income tax benefit from continuing operations	$35,610
Income tax benefit from discontinued operations	8,203
Income tax benefit	$43,813

The Company’s loss from continuing operations before income tax from domestic and foreign continuing operations for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Domestic operations	$(17,307)	$(2,295)	$(35,996)
Foreign operations	(36,866)	(11,674)	27,310
Total loss from continuing operations before income tax	$(54,173)	$(13,969)	$(8,686)

The benefit for income taxes from continuing operations as of December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Federal:
Current	$(248)	260	$—
Deferred	(33,592)	(5,098)	(2,355)
State:
Current	29	54	115
Deferred	(1,812)	(1,153)	(673)
Foreign:
Current	13	146	416
Deferred	—	—	—
Total	$(35,610)	$(5,791)	$(2,497)

The Company’s income tax benefit from continuing operations reconciles to the provision at the statutory U.S. federal income tax rate of 35% for the years ended December 31, 2017, 2016 and 2015 as follows:

	2017	2016	2015
Tax benefit at statutory U.S. federal income tax rate	$(18,958)	$(4,889)	$(3,040)
State income tax — net of federal income tax benefit	(2,488)	(1,118)	(676)
Impact of Tax Cuts and Job Act	(15,720)	—	—
Charitable contributions	—	—	(469)
Adjustment to deferred tax depreciation	—	—	1,135
Change in deferred state tax rate	—	(1,082)	—
Research and development tax credits	(170)	(253)	(286)
Purchase price adjustment	—	—	393
Changes in unrecognized tax benefits	10	10	(186)
Changes in valuation allowance	1,152	1,031	270
Other	564	510	362
Income tax benefit	$(35,610)	$(5,791)	$(2,497)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT); (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The Company completed its calculation of the income tax effect of the Tax Act for the year ended December 31, 2017.  As the Company is in a net deferred tax liability position as of the date of enactment of the Tax Act, the impact to the Company is a deferred income tax benefit of $15,720, primarily as a result of the reduction in the U.S. federal income tax rate.  The other changes in tax law do not materially impact the Company for the year.

At December 31, 2017 and 2016, the Company had loss carryforwards for federal income tax purposes of $207,875 and $51,158 respectively, which expire between 2034 and 2037.

At December 31, 2017 and 2016, the Company had gross net operating loss carryforwards for state income tax purposes totaling $209,877 and $128,066, respectively, which expire between 2023 and 2037. Due to changes in state tax law enacted during the year in a certain state, a valuation allowance in the amount of $767 was established in 2016 for state net operating loss carryforwards. In 2017, the valuation allowance was increased by $1,152.

The Company also has foreign gross net operating loss carryforwards of approximately $7,637 and $12,165 as of December 31, 2017 and 2016, of which $2,898 expires between 2018 and 2028. The remaining amount of $4,739 may be carried forward indefinitely. At December 31, 2017 and 2016, a full valuation allowance has been established for the deferred tax asset of $1,962 and $3,795 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

As of December 31, 2017 and 2016, the Company had $157 in unrecognized tax benefits, the recognition of which would have an impact of $124 on the effective tax rate.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2017	2016	2015
Unrecognized tax benefits — January 1	$157	$157	$442
Gross increases — tax positions in prior period	—	—	—
Gross increases — current period tax positions	—	—	—
Gross decreases — expirations	—	—	—
Gross decreases — tax positions in prior period	—	—	(285)
Unrecognized tax benefits — December 31,	$157	$157	$157

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017 and 2016, the Company had approximately $53 and $37, respectively, of interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2014 are closed and no longer subject to examination. In 2016, the Internal Revenue Service completed an examination of the Company’s 2011 and 2012 U.S. federal income tax returns. The examinations did not result in any material adjustments. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2013. In foreign jurisdictions in which the Company operates, years prior to 2012 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Accrued liabilities	$8,119	$16,194
Federal NOLs	43,654	17,905
Foreign NOLs	1,962	3,795
State NOLs	12,382	5,989
Tax credit carryforwards	1,941	5,970
Charitable contribution	1,340	1,883
Valuation allowance	(4,294)	(7,133)
Total deferred tax assets	65,104	44,603

Deferred tax liabilities:
Depreciation and amortization	(89,966)	(111,793)
Other liabilities	(699)	(1,259)
Total deferred tax liabilities	(90,665)	(113,052)
Net noncurrent deferred tax liabilities	$(25,561)	$(68,449)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company evaluates its ability to realize deferred tax assets by considering all available positive and negative evidence. This evidence includes the Company’s cumulative earnings or losses in recent years. The Company further considers the impact on these cumulative earnings or losses of discontinued operations and other divested operations and joint ventures, restructuring charges and other nonrecurring adjustments that are not indicative of the Company’s ability to generate taxable income in future periods. The Company also considers sources of taxable income, such as the amount and timing of realization of its deferred tax liabilities relative to the timing of expiration of loss carryforwards. When it is estimated to be more likely than not that all or some portion of deferred tax assets will not be realized, the Company establishes a valuation allowance for the amount of such deferred tax assets considered to be unrealizable. After evaluating the positive and negative evidence for future realization of deferred tax assets, the Company recorded valuation allowances for foreign net operating loss carryforwards, foreign tax credits and certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2017 and 2016 as it was more likely than not that the balance of these tax items would not be realized. By contrast, after evaluating the positive and negative evidence, the Company concluded that it was more likely than not that the deferred federal income tax asset recorded at December 31, 2017 and 2016 would ultimately be realized and determined that no valuation allowance was required.

11. SHARE-BASED COMPENSATION

The Company’s 2017 Long-Term Incentive Plan (“Incentive Plan”) permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to its employees and directors for up to 3.3 million shares of common stock, plus an additional 1.7 million shares underlying equity awards issued under the 2007 Long-Term Incentive Plan. The Company may also issue share-based compensation as inducement awards to new employees upon approval of the Board of Directors.

Compensation cost charged to expense related to share-based compensation arrangements was $2,963, $2,455 and $4,040, for the years ended December 31, 2017, 2016 and 2015, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. The volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the

Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2017, 2016 and 2015.

A summary of stock option activity under the Incentive Plan as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2017	1,699	$6.32
Granted	—	—
Exercised	(4)	3.82
Forfeited or Expired	(318)	6.26
Outstanding as of December 31, 2017	1,377	$6.34	3.4	$195

Vested at December 31, 2017	1,377	$6.34	3.4	$195

Restricted stock units

RSUs can either vest in equal portions over the three year vesting period or vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2017	2,532	$5.23
Granted	1,018	4.42
Vested	(222)	5.66
Forfeited	(1,132)	5.72
Outstanding as of December 31, 2017	2,196	$5.06

Expected to vest at December 31, 2017	1,430	$4.60

As of December 31, 2017, there was $3,171 of total unrecognized compensation cost related to non-vested RSUs granted under the Plan. That cost for non-vested RSUs is expected to be recognized over a weighted-average period of 1.9 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $328 and $171 for the years ended December 31, 2017 and 2016, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $155, payable quarterly in arrears, and is generally paid 50% in cash and 50% in common stock of the Company. Directors may elect to receive some or all of the cash retainer in common stock. In 2017, the Chairman of the Board received an additional $150 of annual compensation, paid 100% in common stock.

In the years ended December 31, 2017, 2016 and 2015, 207 thousand, 86 thousand and 112 thousand shares, respectively, of the Company’s common stock were issued to non-employee directors under the Incentive Plan.

12. RETIREMENT PLANS

The Company sponsors four 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”), a third plan specifically for its employees that are members of a tugboat union and a fourth for the salary and non-union employees of certain subsidiaries (“Affiliated Plan”). Under the Salaried Plan, the Hourly Plan and the Affiliated Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan and Affiliated Plan also include a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2017, 2016 and 2015, was $6,236, $3,705 and $6,772, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2017, 2016 and 2015, the Company contributed $5,639, $6,298 and $4,990 respectively to all of the multiemployer plans that provide pension benefits in our continuing operations. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions for all but one plan.  Information on significant multiemployer pension plans in which the Company participates is included in the table below:

		Pension Protection Act of 2006 Certified Zone Status at December 31,			Company's Contributions
Pension Plan Legal Name	Federal Identification Number	2017	2016	Expiration of Collective Bargaining Arrangement with the Company	2017	2016	2015
Seafarers Pension Trust	13-6100329 001	Green	Green	February 28, 2018	$1,182	$1,102	$1,005

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

13. RESTRUCTURING CHARGES

In 2017, a strategic review was begun to improve the Company's financial results in both domestic and international operations enabling debt reduction, improvements in return on capital and the continued renewal of our extensive fleet with new and efficient dredges to best serve our domestic and international clients. As a result of this review, management began execution of a plan to reduce general and administrative and overhead expenses, retire certain underperforming and underutilized assets, write-off pre-contract costs on a project that was never formally awarded and that the Company no longer intends to pursue and closeout the Company’s Brazil operations. These changes will result in a restructuring charge of approximately $42,000-$47,000, including severance of approximately $3,000, asset retirements of approximately $30,000-$34,000, pre-contract costs of approximately $6,500 and closeout costs of approximately $2,500-$3,500.

Approximately $38,000-$43,000 of this charge will be non-cash and includes depreciation, loss on sale of assets and other items, approximating totals of $12,500-$14,500, $3,000-$5,000 and $21,500-$23,500, respectively. The majority of the charge was recorded in the second half of 2017 with the remainder to be recognized in the dredging segment in the following year.

Restructuring charges currently recognized for the above actions are summarized as follows:

Twelve Months Ended
December 31, 2017

Costs of contract revenues - depreciation	$6,859
Costs of contract revenues - other	16,102
General and administrative expenses	1,189
Loss on sale of assets—net	4,691
Total Dredging	28,841

Costs of contract revenues - depreciation	—
Costs of contract revenues - other	7
General and administrative expenses	637
Total Environmental & Infrastructure	644

Costs of contract revenues - depreciation	6,859
Costs of contract revenues - other	16,109
General and administrative expenses	1,826
Loss on sale of assets—net	4,691
Total Consolidated	29,485

The Company accrued rent expense of $5,930 and severance expense of $1,567 at December 31, 2017. Both of these items are included in accrued expenses at December 31, 2017 and are expected to be settled in 2018.

14. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2017, the Company had outstanding performance bonds with a notional amount of approximately $1,340,846, of which $41,085 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $515,332.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure. In February 2017, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. In May 2017, Zurich drew upon the letter of credit in the amount of $20,881. In order to fund the draw on the letter of credit, the Company had to increase the borrowings on its revolving credit facility. As the outstanding letters of credit previously reduced the Company’s availability under the revolving credit facility, the draw down on the Company’s letter of credit does not impact its liquidity or capital availability.

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 17, Business Combinations and Dispositions.

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

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2024. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Future minimum operating lease payments at December 31, 2017, are as follows:

2018	$21,310
2019	17,119
2020	14,365
2021	12,500
2022	8,773
Thereafter	8,408

Total minimum operating lease payments	$82,475

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2017, 2016 and 2015 was $27,218, $21,061 and $21,697, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis. For more information about charges to rent expense during 2017 related to the Company’s restructuring refer to Note 13, Restructuring Charges.

15. INVESTMENTS

Amboy Aggregates

The Company and a New Jersey aggregates company each owned 50% of Amboy Aggregates (“Amboy”). Amboy was formed in December 1984 to mine sand from the entrance channel to New York Harbor to provide sand and aggregate for use in road and building construction and for clean land fill. Amboy sold its interest in a stone import business and its holdings in land during 2014. Amboy was dissolved in 2017.

The Company accounts for this investment under the equity method. The following is summarized financial information for this dissolved entity:

	2017	2016	2015
Revenue	$—	$—	$139
Gross profit (loss)	—	758	(1,363)
Income (loss) from continuing operations	34	758	(3,152)
Net income (loss)	34	758	(3,152)

TerraSea Environmental Solutions

The Company owned 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea was engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. At December 31, 2016, the Company had net advances to TerraSea of $24,696, which are recorded in other current assets. The Company had an accumulated deficit in joint ventures, which represents losses recognized to date in excess of our investment in TerraSea, of $17,016 at December 31, 2016, which is presented in accrued expenses.

During the second quarter of 2017, the Company and the joint venture partner agreed to a final resolution of the net advances through additional funding of the joint venture. The Company recorded additional losses of $1,458 related to this joint venture during the year ended December 31, 2017. TerraSea was dissolved in 2017.

The Company accounts for this investment under the equity method. The following is summarized financial information for this dissolved entity:

	2016	2015
Revenue	$—	$6,960
Gross loss	(183)	(3,800)
Net loss	(183)	(3,800)

16. RELATED-PARTY TRANSACTIONS

The Company’s Environmental & Infrastructure Segment operated out of two facilities owned by the former owner of Terra Contracting, LLC until November 11, 2016, when the lease was terminated. The Company paid $195 and $243 on rent on these properties in 2016 and 2015, respectively.

Further, the Company’s Environmental & Infrastructure Segment operated out of two facilities owned by Magnus Real Estate Group, LLC, which was owned by the former owners of Magnus Pacific Corporation (“Magnus”). In 2017, 2016 and 2015, the Company paid rent of $263, $506 and $402, respectively, for these two properties. In March 2017, one of the properties was sold to a non-related party.

17. BUSINESS COMBINATIONS AND DISPOSITIONS

Discontinued operations

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, its two former subsidiaries that comprised the historical demolition business.  Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, and net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims. The amount and timing of the working capital settlement and the amount and timing of the realization of additional net proceeds may be impacted by the litigation with the buyer of the historical demolition business (see Note 14, Commitment and Contingencies). However, management believes that the ultimate resolution of these matters will not be material to the Company’s consolidated financial position or results of operations.

As discussed in Note 14, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. Zurich could be obligated to reimburse the loss, damage and expense that may arise from the alleged default. The Company estimated its exposure to a surety bond claim, including associated expense to be $20,900 and has recorded this amount in discontinued operations for the year ended December 31, 2017 as follow:

2017
Revenue	$—

Loss before income taxes from discontinued operations	$(20,900)
Income tax benefit	8,203
Loss from discontinued operations, net of income taxes	$(12,697)

Magnus Pacific acquisition

On November 4, 2014, the Company acquired Magnus, a California corporation, for an aggregate purchase price of approximately $40 million. Under the terms of the acquisition, the aggregate purchase price is satisfied by payment of $25,000 paid at closing, the issuance of a promissory note and an earnout payment.

Magnus did not reach the minimum EBITDA threshold for 2015 designated in the secured promissory note; therefore, during 2015, the Company reduced the remaining fair value to zero. Under the terms of the acquisition, as amended, the maximum potential aggregate earnout (the “Earnout Payment”) is $11,400 and will be determined based on the attainment of an average Adjusted EBITDA target of Magnus, now referred to as Great Lakes E&I, for the years ending December 31, 2017, December 31, 2018 and December 31, 2019. The Earnout Payment may be paid in cash or shares of the Company’s common stock, at the Company’s option. The Company remeasures the fair value of the contingent Earnout Payment based on projections of the earnings target for the business. Based on the Company’s current projections, Great Lakes E&I is not expected to reach the minimum Adjusted EBITDA threshold designated in the amended share purchase agreement. Accordingly, during the third quarter of 2016, the Company reduced the remaining fair value of $8,940 to zero and the corresponding change was reflected in general and administrative expenses and interest expense.

Other

During the fourth quarter of 2016, the Company sold assets associated with certain service lines of the environmental & infrastructure segment’s business, excluding assets supporting the remediation service line. In connection with the sale, the Company recorded a $2,758 loss to (gain) loss on sale of assets—net for the year ended December 31, 2016.

18. SEGMENT INFORMATION

The Company and its subsidiaries currently operate in two reportable segments: dredging and environmental & infrastructure. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for 2017, 2016 and 2015, is provided as follows:

	2017	2016	2015
Dredging:
Contract revenues	$592,159	$637,468	$681,255
Operating income (loss)	(13,353)	34,108	64,073
Depreciation and amortization	55,962	54,826	50,556
Total assets	878,458	912,880	872,297
Property and equipment—net	396,925	399,479	397,468
Goodwill	76,576	76,576	76,576
Investment in joint ventures	—	381	1
Capital expenditures	63,912	84,263	82,000
Environmental & infrastructure:
Contract revenues	112,607	133,637	181,710
Operating loss	(10,172)	(19,428)	(41,114)
Depreciation and amortization	4,558	8,197	14,029
Total assets	78,806	81,166	127,907
Property and equipment—net	10,369	13,529	32,742
Goodwill	7,000	7,000	7,000
Investment in joint ventures	2,714	4,353	3,760
Capital expenditures	2,156	949	7,279
Intersegment:
Contract revenues	(2,263)	(3,520)	(6,087)
Total assets	(124,907)	(100,458)	(102,080)
Total:
Contract revenues	702,503	767,585	856,878
Operating income (loss)	(23,525)	14,680	22,959
Depreciation and amortization	60,520	63,023	64,585
Total assets	832,357	893,588	898,124
Property and equipment—net	407,294	413,008	430,210
Goodwill	83,576	83,576	83,576
Investment in joint ventures	2,714	4,734	3,761
Capital expenditures	66,068	85,212	89,279

The Company classifies the revenue related to its dredging projects into the following types of work:

	2017	2016	2015
Capital dredging — U.S.	$185,113	$219,914	$207,058
Capital dredging — foreign	42,306	59,413	139,945
Coastal protection dredging	191,070	215,041	184,060
Maintenance dredging	134,923	92,274	120,055
Rivers & lakes	38,747	50,826	30,137
Total dredging	$592,159	$637,468	$681,255

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2017, 2016, and 2015, as follows:

	2017	2016	2015
Contract revenues	$42,306	$59,413	$139,945
Costs of contract revenues	(73,958)	(66,729)	(105,951)
Gross profit	$(31,652)	$(7,316)	$33,994

In 2017, 2016 and 2015, foreign revenues were primarily from work done in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2017 and 2016, long-lived assets with a net book value of $47,563 and $63,729, respectively, were located outside of the U.S.

The Company’s primary customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to waterway navigation and flood control. In 2017, 2016 and 2015, 53.6%, 53.4% and 51.0%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2017 and 2016, approximately 34.7% and 39.9%, respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

The Company recognized an overall loss on a remediation project of $5,934 which if applied to the initial year of the contract would have decreased gross profit by nearly the entire amount of the loss in the year ended December 31, 2016. The Company recognized an overall loss on a remediation project of $7,260 which if applied to the initial year of the contract would have decreased gross profit by nearly the entire amount of the loss in the year ended December 31, 2015. The Company recognized a loss on a landfill project of $7,446 on which the change in estimate to the gross profit percentage in the year resulted in a cumulative net impact on the project margin, which decreased gross profit by extensively the entire amount of the loss in the year ended December 31, 2015. The project was completed in 2016.

Revenue from foreign projects has been concentrated in the Middle East which comprised less than 10% in 2017 and 2016 and 14.7% of total revenue in 2015. At December 31, 2017 and 2016, less than 10% and approximately 13.0%, respectively, of total accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts in the Middle East. There is a dependence on future projects in the Middle East, as vessels are currently located there. However, some of the vessels located in Middle East can be moved back to the U.S. or all can be moved to other international markets as opportunities arise.

19. SUBSIDIARY GUARANTORS

The Company’s long-term debt at December 31, 2017 includes $325,000 of 8.000% senior notes due May 15, 2022. The Company’s obligations under these senior unsecured notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several.

In connection with the 8% Senior Notes issued in May 2017, certain of the Company’s 100% owned domestic subsidiaries were released as subsidiary guarantors of the debt. Accordingly, the 2016 and 2015 financial information included below has been recast to reflect the release of these entities as subsidiary guarantors.

The following supplemental financial information sets forth for the Company’s subsidiary guarantors (on a combined basis), the Company’s non-guarantor subsidiaries (on a combined basis) and Great Lakes Dredge & Dock Corporation, exclusive of its subsidiaries (“GLDD Corporation”):

(i)	balance sheets as of December 31, 2017 and 2016;
(ii)	statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015; and
(iii)	statements of cash flows for the years ended December 31, 2017, 2016 and 2015.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$15,794	$38	$20	$—	$15,852
Accounts receivable — net	75,431	102	—	—	75,533
Contract revenues in excess of billings	90,788	—	—	—	90,788
Inventories	34,600	—	—	—	34,600
Prepaid expenses	5,183	—	—	—	5,183
Other current assets	38,731	1,497	—	—	40,228
Total current assets	260,527	1,637	20	—	262,184

PROPERTY AND EQUIPMENT—Net	407,293	1	—	—	407,294
GOODWILL	83,576	—	—	—	83,576
OTHER INTANGIBLE ASSETS—Net	571	337	—	—	908
INVENTORIES — Noncurrent	54,023	—	—	—	54,023
INVESTMENTS IN JOINT VENTURES	2,555	159	—	—	2,714
ASSETS HELD FOR SALE— Noncurrent	8,530	—	—	—	8,530
RECEIVABLES FROM AFFILIATES	45,375	6,754	170,323	(222,452)	—
INVESTMENTS IN SUBSIDIARIES	—	—	511,435	(511,435)	—
OTHER	7,971	1	5,156	—	13,128
TOTAL	$870,421	$8,889	$686,934	$(733,887)	$832,357

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,379	$280	$—	$—	$87,659
Accrued expenses	50,382	1,312	4,524	—	56,218
Billings in excess of contract revenues	3,615	—	—	—	3,615
Current portion of long-term debt	1,546	—	1,212	—	2,758
Total current liabilities	142,922	1,592	5,736	—	150,250

LONG-TERM DEBT	—	—	333,141	—	333,141
REVOLVING CREDIT FACILITY	—	—	95,000	—	95,000
DEFERRED INCOME TAXES	—	—	25,561	—	25,561
PAYABLES TO AFFILIATES	161,979	54,442	6,031	(222,452)	—
INVESTMENTS IN SUBSIDIARIES	41,358	—	—	(41,358)	—
OTHER	6,940	—	169	—	7,109
Total liabilities	353,199	56,034	465,638	(263,810)	611,061

TOTAL EQUITY	517,222	(47,145)	221,296	(470,077)	221,296
TOTAL	$870,421	$8,889	$686,934	$(733,887)	$832,357

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(In thousands)

ASSETS	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
CURRENT ASSETS:
Cash and cash equivalents	$10,414	$751	$2	$—	$11,167
Accounts receivable — net	75,412	14,242	—	(1,563)	88,091
Contract revenues in excess of billings	91,478	3,534	—	—	95,012
Inventories	37,137	—	—	—	37,137
Prepaid expenses	12,287	120	—	—	12,407
Other current assets	60,844	2,568	—	—	63,412
Total current assets	287,572	21,215	2	(1,563)	307,226

PROPERTY AND EQUIPMENT—Net	407,516	5,492	—	—	413,008
GOODWILL	83,576	—	—	—	83,576
OTHER INTANGIBLE ASSETS—Net	1,067	432	—	—	1,499
INVENTORIES — Noncurrent	52,602	—	—	—	52,602
INVESTMENTS IN JOINT VENTURES	4,685	49	—	—	4,734
ASSETS HELD FOR SALE— Noncurrent	8,390	909	—	—	9,299
RECEIVABLES FROM AFFILIATES	58,284	16,807	82,340	(157,431)	—
INVESTMENTS IN SUBSIDIARIES	—	—	636,216	(636,216)	—
OTHER	14,692	1	6,951	—	21,644
TOTAL	$918,384	$44,905	$725,509	$(795,210)	$893,588

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$101,795	$2,879	$17	$(1,506)	$103,185
Accrued expenses	55,940	3,222	9,881	—	69,043
Billings in excess of contract revenues	4,699	499	—	(57)	5,141
Current portion of long term-debt	305	1,015	1,145	—	2,465
Total current liabilities	162,739	7,615	11,043	(1,563)	179,834

LONG-TERM DEBT	—	—	286,291	—	286,291
REVOLVING CREDIT FACILITY	—	—	104,111	—	104,111
DEFERRED INCOME TAXES	(1,833)	—	70,282	—	68,449
PAYABLES TO AFFILIATES	80,769	70,921	5,741	(157,431)	—
INVESTMENTS IN SUBSIDIARIES	32,000	—	—	(32,000)	—
OTHER	5,925	937	151	—	7,013
Total liabilities	279,600	79,473	477,619	(190,994)	645,698

TOTAL EQUITY	638,784	(34,568)	247,890	(604,216)	247,890
TOTAL	$918,384	$44,905	$725,509	$(795,210)	$893,588

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$699,607	$5,163	$—	$(2,267)	$702,503
Costs of contract revenues	(647,467)	(7,420)	—	2,267	(652,620)
Gross profit	52,140	(2,257)	—	—	49,883

OPERATING EXPENSES:
General and administrative expenses	67,175	1,156	—	—	68,331
Loss on sale of assets—net	4,801	276	—	—	5,077
Operating loss	(19,836)	(3,689)	—	—	(23,525)

Interest income (expense)—net	1,054	(966)	(26,134)	—	(26,046)
Equity in earnings (loss) of subsidiaries	38	—	(26,973)	26,935	—
Equity in loss of joint ventures	(1,484)	—	—	—	(1,484)
Loss on extinguishment of debt	—	—	(2,330)	—	(2,330)
Other income (expense)	(1,240)	452	—	—	(788)
Loss from continuing operations before income taxes	(21,468)	(4,203)	(55,437)	26,935	(54,173)

Income tax (provision) benefit	(1,250)	(14)	36,874	—	35,610

Loss from continuing operations	(22,718)	(4,217)	(18,563)	26,935	(18,563)
Loss from discontinued operations, net of income taxes	(20,900)	—	(12,697)	20,900	(12,697)

Net loss	$(43,618)	$(4,217)	$(31,260)	$47,835	$(31,260)

Comprehensive loss	$(42,429)	$(4,258)	$(30,112)	$46,687	$(30,112)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$726,239	$44,086	$—	$(2,740)	$767,585
Costs of contract revenues	(622,158)	(61,779)	—	2,740	(681,197)
Gross profit	104,081	(17,693)	—	—	86,388

OPERATING EXPENSES:
General and administrative expenses	51,678	13,904	(49)	—	65,533
Loss on sale of assets—net	3,040	3,135	—	—	6,175
Operating income (loss)	49,363	(34,732)	49	—	14,680

Interest income (expense)—net	1,985	(1,497)	(23,395)	—	(22,907)
Equity in earnings (loss) of subsidiaries	(31,488)	—	10,313	21,175	—
Equity in loss of joint ventures	(2,365)	—	—	—	(2,365)
Other expense	(2,626)	(751)	—	—	(3,377)
Income (loss) before income taxes	14,869	(36,980)	(13,033)	21,175	(13,969)

Income tax (provision) benefit	1,080	(144)	4,856	—	5,792

Net income (loss)	$15,949	$(37,124)	$(8,177)	$21,175	$(8,177)

Comprehensive income (loss)	$16,279	$(36,616)	$(7,339)	$20,337	$(7,339)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
Contract revenues	$778,337	$86,666	$—	$(8,125)	$856,878
Costs of contract revenues	(670,973)	(98,107)	—	8,125	(760,955)
Gross profit	107,364	(11,441)	—	—	95,923

OPERATING EXPENSES:
General and administrative expenses	58,682	12,387	—	—	71,069
Impairment of goodwill	—	2,750	—	—	2,750
(Gain) loss on sale of assets—net	(885)	30	—	—	(855)
Operating income	49,567	(26,608)	—	—	22,959

Interest income (expense)—net	872	(1,398)	(23,839)	—	(24,365)
Equity in earnings of subsidiaries	34	—	16,282	(16,316)	—
Equity in earnings (loss) of joint ventures	(6,221)	170	—	—	(6,051)
Other income (loss)	(3,180)	1,951	—	—	(1,229)
Income (loss) before income taxes	41,072	(25,885)	(7,557)	(16,316)	(8,686)

Income tax (provision) benefit	1,641	(512)	1,368	—	2,497

Net income (loss)	$42,713	$(26,397)	$(6,189)	$(16,316)	$(6,189)

Comprehensive income (loss)	$42,713	$(27,646)	$(7,438)	$(15,067)	$(7,438)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Net cash flows provided by operating activities of continuing operations	$64,610	$4,910	$(27,102)	$—	$42,418
Net cash flows used in operating activities of discontinued operations	(20,900)	—	—	—	(20,900)
Cash provided by (used in) operating activities	43,710	4,910	(27,102)	—	21,518

INVESTING ACTIVITIES:
Purchases of property and equipment	(75,940)	7,711	—	—	(68,229)
Proceeds from dispositions of property and equipment	8,620	1,457	—	—	10,077
Changes in restricted cash	7,035	—	—	—	7,035
Net change in accounts with affiliates	3,732	—	(88,594)	84,862	—
Transfer to parent	—	(9,615)	81,184	(71,569)	—
Cash used in investing activities	(56,553)	(447)	(7,410)	13,293	(51,117)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,241	—	325,000		326,241
Repayments of debt	(1,602)	—	(276,148)	—	(277,750)
7 3/8% senior notes tender premium	—	—	(744)	—	(744)
Deferred financing fees	—	—	(5,022)	—	(5,022)
Taxes paid on settlement of vested share awards	—	—	(328)	—	(328)
Net change in accounts with affiliates	90,153	(5,291)	—	(84,862)	—
Transfer to parent	(71,569)	—	—	71,569	—
Exercise of stock options and purchases from employee stock plans	—	—	883	—	883
Borrowings under revolving loans	—	—	124,925	—	124,925
Repayments of revolving loans	—	—	(134,036)	—	(134,036)
Cash provided by (used in) financing activities	18,223	(5,291)	34,530	(13,293)	34,169

Effect of foreign currency exchange rates on cash and cash equivalents	—	115	—	—	115

Net increase (decrease) in cash and cash equivalents	5,380	(713)	18	—	4,685

Cash and cash equivalents at beginning of period	10,414	751	2	—	11,167

Cash and cash equivalents at end of period	$15,794	$38	$20	$—	$15,852

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$74,409	$(16,677)	$(19,062)	$—	$38,670

INVESTING ACTIVITIES:
Purchases of property and equipment	(83,777)	(21)	—	—	(83,798)
Proceeds from dispositions of property and equipment	10,582	7,675	—	—	18,257
Changes in restricted cash	(7,035)	—	—	—	(7,035)
Net change in accounts with affiliates	(5,100)	—	(36,172)	41,272	—
Transfer to parent	—	—	23,000	(23,000)	—
Cash provided by (used in) investing activities	(85,330)	7,654	(13,172)	18,272	(72,576)

FINANCING ACTIVITIES:
Repayments of debt	(296)	(1,128)	(45,661)	—	(47,085)
Deferred financing fees	—	—	(6,817)	—	(6,817)
Taxes paid on settlement of vested share awards	—	—	(171)	—	(171)
Net change in accounts with affiliates	32,933	8,339	—	(41,272)	—
Transfer to parent	(23,000)	—	—	23,000	—
Exercise of stock options and purchases from employee stock plans	—	—	905	—	905
Excess income tax benefit from share-based compensation	—	—	(133)	—	(133)
Borrowings under revolving loans	—	—	288,611	—	288,611
Repayments of revolving loans	—	—	(204,500)	—	(204,500)
Cash provided by financing activities	9,637	7,211	32,234	(18,272)	30,810

Effect of foreign currency exchange rates on cash and cash equivalents	—	79	—	—	79

Net decrease in cash and cash equivalents	(1,284)	(1,733)	—	—	(3,017)

Cash and cash equivalents at beginning of period	11,698	2,484	2	—	14,184

Cash and cash equivalents at end of period	$10,414	$751	$2	$—	$11,167

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands)

	Subsidiary Guarantors	Non-Guarantor Subsidiaries	GLDD Corporation	Eliminations	Consolidated Totals
OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	75,489	(22,679)	(23,688)	—	29,122

INVESTING ACTIVITIES:
Purchases of property and equipment	(70,759)	(3,696)	—	—	(74,455)
Proceeds from dispositions of property and equipment	1,102	220	—	—	1,322
Net change in accounts with affiliates	(32,342)	—	(12,222)	44,564	—
Cash used in investing activities	(101,999)	(3,476)	(12,222)	44,564	(73,133)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	3,050	—	3,050
Repayments of debt	(195)	(1,006)	(5,443)	—	(6,644)
Deferred financing fees	—	—	(111)	—	(111)
Taxes paid on settlement of vested share awards	—	—	(267)	—	(267)
Net change in accounts with affiliates	(23,491)	31,991	36,064	(44,564)	—
Transfer to parent	17,258	—	(17,258)	—	—
Exercise of stock options and purchases from employee stock plans	—	—	1,365	—	1,365
Excess income tax benefit from share-based compensation	—	—	(57)	—	(57)
Purchase of treasury stock	—	—	(1,433)	—	(1,433)
Borrowings under revolving loans	—	—	179,500	—	179,500
Repayments of revolving loans	—	—	(159,500)	—	(159,500)
Cash provided by (used in) financing activities	(6,428)	30,985	35,910	(44,564)	15,903

Effect of foreign currency exchange rates on cash and cash equivalents	—	(97)	—	—	(97)

Net increase (decrease) in cash and cash equivalents	(32,938)	4,733	—	—	(28,205)

Cash and cash equivalents at beginning of period	44,636	(2,249)	2	—	42,389

Cash and cash equivalents at end of period	$11,698	$2,484	$2	$—	$14,184

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Description
Year ended December 31, 2015
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$578	$176	$—	$—	$754
Valuation allowance for deferred tax assets	6,579	270		(748)	6,101
Total	$7,157	$446	$—	$(748)	$6,855

Year ended December 31, 2016
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$754	$389	$—	$(396)	$747
Valuation allowance for deferred tax assets	6,101	1,032			7,133
Total	$6,855	$1,421	$—	$(396)	$7,880

Year ended December 31, 2017
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$747	$415	$—	$(621)	$541
Valuation allowance for deferred tax assets	7,133	1,152		(3,991)	4,294
Total	$7,880	$1,567	$—	$(4,612)	$4,835

I. EXHIBIT INDEX

Number	Document Description
2.1

Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004 (Commission file no. 333-64687)).

2.2

Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 22, 2006 (Commission file no. 333-64687)).

3.1

Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation).  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form 8-A12B filed with the Commission on December 26, 2006 (Commission file no. 001-33225)).

3.2

Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, dated as of May 14, 2015.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 20, 2015 (Commission file no. 001-33225)).

3.3

Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225)).

4.1

Indenture, dated May 24, 2017, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017 (Commission file no. 001-33225)).

4.2

Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 22, 2007 (Commission file no. 001-33225)).

10.1

Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Liberty Mutual Insurance Company and its subsidiaries and affiliates.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015 (Commission file no. 001-33225)).

10.2

Agreement of Indemnity, dated as of April 13, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Berkley Insurance Company and/or Berkley Regional Insurance Company.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015 (Commission file no. 001-33225)).

10.3

Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Argonaut Insurance Company.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015 (Commission file no. 001-33225)).

Number	Document Description
10.4

Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Westchester Fire Insurance

Company or any of its affiliates, including any other company that is part of or added to ACE Holdings, Inc.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015 (Commission file no. 001-33225)).

10.5

Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225)).†

10.6

Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and David E. Simonelli, dated as of May 8, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2015 (Commission file no. 001-33225)).†

10.7

Amended and Restated Employment Agreement with Jonathan W. Berger, dated as of May 8, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 8-K filed with the Commission on May 13, 2014 (Commission file no. 001-33225)).†

10.8

Employment Agreement between Great Lakes Dredge & Dock Corporation and Christopher P. Shea. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on February 28, 2017 (Commission file no. 001-33225). †

10.9

Separation Agreement, dated January 18, 2017, between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on February 28, 2017 (Commission file no. 001-33225)).†

10.10

Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2017 (Commission file no. 001-33225)).†

10.11

Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012 (Commission file no. 001-33225)).†

10.12	401(k) Savings Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687)).†

10.13

Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 11, 2014 (Commission file no.001-33225)).†

10.14

Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp.  (Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006 (Commission file no. 333-136861-01)).

10.15

Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 4, 2012 (Commission file no. 001-33225)).†

10.16

Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 17, 2017 (Commission file no. 001-33225)).†

Number	Document Description
10.17

Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes

Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 1, 2011 (Commission file no. 001-33225)).†

10.18

Form of Great Lakes Dredge & Dock Corporation Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 1, 2011 (Commission file no. 001-33225)).†

10.19

Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225)).†

10.20

Form of Great Lakes Dredge & Dock Corporation Performance Vesting RSU Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225)).†

10.21

Form of Great Lakes Dredge & Dock Corporation Cash Performance Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225)).†

10.22

Restricted Stock Unit Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225)).†

10.23

Performance Vesting RSU Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225)).†

10.24

Cash Performance Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225)).†

10.25	Great Lakes Dredge & Dock Corporation Director Deferral Plan †*

10.26

Share Purchase Agreement dated November 4, 2014 among Great Lakes Environmental and Infrastructure Solutions, LLC and Magnus Pacific Corporation. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K/A filed with the Commission on September 24, 2015 (Commission file no. 001-33225)).##

10.27

Amendment to the Share Purchase Agreement, dated as of September 8, 2016, by and among Magnus Pacific Corporation, now known as Great Lakes Environmental and Infrastructure, LLC and Great Lakes Environmental and Infrastructure Solutions, LLC.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2016 (Commission file no. 001-33225)).##

10.28

Purchase Agreement, dated November 19, 2014, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as the initial purchaser.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 24, 2014 (Commission file no. 001-33225)).

Number	Document Description
10.29

Purchase Agreement, dated May 18, 2017, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein.

(Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017 (Commission file no. 001-33225)).

10.30

Registration Rights Agreement, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 28, 2011 (Commission file no. 001-33225)).

10.31

Registration Rights Agreement, dated November 24, 2014, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as the initial purchaser.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 24, 2014 (Commission file no. 001-33225)).

10.32

Registration Rights Agreement, dated May 24, 2017, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017 (Commission file no. 001-33225)).

10.33

Revolving Credit and Security Agreement dated as of December 30, 2016 by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Capital Markets, The PrivateBank and Trust Company, Capital One, National Association, Suntrust Robinson Humphrey, Inc., and Bank of America, N.A., as joint lead arrangers and joint bookrunners, Texas Capital Bank, National Association, as syndication agent, Woodforest Nation Bank, as documentation agent, and PNC Bank, National Association, as agent for lenders. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on February 28, 2017 (Commission file no. 001-33225)).##

10.34

Waiver and Amendment No. 1 to the Revolving Credit and Security Agreement, dated as of February 27, 2017, by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Capital Markets, The PrivateBank and Trust Company, Capital One, National Association, Suntrust Robinson Humphrey, Inc., and Bank of America, N.A., as joint lead arrangers and joint bookrunners, Texas Capital Bank, National Association, as syndication agent, Woodforest Nation Bank, as documentation agent, and PNC Bank, National Association, as agent for lenders. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on February 28, 2017 (Commission file no. 001-33225)).

10.35

Second Amendment to Amended and Restated Credit Agreement, dated May 18, 2017, by and among the Company, the subsidiaries of the Company named therein, and PNC Bank, N.A. as lender and agent, and certain other lenders named therein. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017 (Commission file no. 001-33225)).

10.36

Consent and Amendment No. 3 to Amended and Restated Credit Agreement, dated December 6, 2017, by and among the Company, the subsidiaries of the Company named therein, and PNC Bank, N.A. as lender and agent, and certain other lenders named therein.#*

10.37

Agreement of Indemnity, dated as of September 7, 2011, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., NASDI, LLC, NASDI Holdings Corporation, Yankee Environmental Services, LLC, Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 29, 2013 (Commission file no. 001-33225)).

Number	Document Description
10.38

First Rider to the General Agreement of Indemnity, dated as of June 4, 2012, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock

Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2015 (Commission file no. 001-33225)).

10.39

Loan Agreement dated as of November 4, 2014 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the Lenders from time to time party hereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K/A filed with the Commission on September 24, 2015 (Commission file no. 001-33225)).##

10.40

Vessel Construction Agreement, dated January 10, 2014 by and between Eastern Shipbuilding Group, Inc. and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on March 11, 2014 (Commission file no. 001-33225)).##

10.41

Amendment to Vessel Construction Agreement, dated December 23, 2016 by and between Eastern Shipbuilding Group, Inc. and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on February 28, 2017 (Commission file no. 001-33225)).##

10.42

Agreement dated December 27, 2016. (Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on December 30, 2016 (Commission file no. 001-33225)).

12.1	Ratio of Earnings to Fixed Charges. *

14.1

Code of Business Conduct and Ethics. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2016 (Commission file no. 001-33225)).

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

99.1

Financial Statements of TerraSea Environmental Solutions, LLC as of December 31, 2016 (Unaudited), and for the Period from January 1, 2017 to August 28, 2017 (Unaudited) and for the Years Ended December 31, 2016 (Unaudited) and 2015.*

99.2

Financial Statements of Amboy Aggregates Joint Venture and Subsidiaries as of December 31, 2016 (unaudited) and for the Period from January 1, 2017 to December 29, 2017 (unaudited), the Year Ended December 31, 2016 (unaudited) and for the Periods from January 1, 2015 to June 30, 2015 and July 1, 2015 to December 31, 2015.*

Number	Document Description
101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith
†	Compensatory plan or arrangement
#	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
##	Portions of this exhibit have been previously granted confidential treatment by the Securities and Exchange Commission.

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

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Lasse J. Petterson	February 28, 2018	Chief Executive Officer and Director
Lasse J. Petterson		(Principal Executive Officer)

/s/ Mark W. Marinko	February 28, 2018	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark W. Marinko

/s/ Carl A. Albert	February 28, 2018	Director
Carl A. Albert

/s/ Lawrence R. Dickerson	February 28, 2018	Director
Lawrence R. Dickerson

/s/ Ryan J. Levenson	February 28, 2018	Director
Ryan J. Levenson

/s/ D. Michael Steuert	February 28, 2018	Director
D. Michael Steuert

/s/ Robert B. Uhler	February 28, 2018	Director
Robert B. Uhler

/s/ Michael J. Walsh	February 28, 2018	Director
Michael J. Walsh

/s/ Jason G. Weiss	February 28, 2018	Director
Jason G. Weiss