Form 10-Q
period 2018-03-31
Great Lakes Dredge & Dock CORP
filed 2018-05-04
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 62,227,612 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2018

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,736	$15,852
Accounts receivable—net	97,441	75,533
Contract revenues in excess of billings	55,122	90,788
Inventories	33,052	34,600
Prepaid expenses and other current assets	40,933	45,411
Total current assets	239,284	262,184

PROPERTY AND EQUIPMENT—Net	381,762	407,294
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,334	84,484
INVENTORIES—Noncurrent	54,906	54,023
INVESTMENTS IN JOINT VENTURES	1,963	2,714
ASSETS HELD FOR SALE—Noncurrent	8,463	8,530
OTHER	17,546	13,128
TOTAL	$788,258	$832,357

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,093	$87,659
Accrued expenses	52,284	56,218
Billings in excess of contract revenues	8,772	3,615
Current portion of long-term debt	1,379	2,758
Total current liabilities	134,528	150,250

LONG-TERM DEBT	321,280	333,141
REVOLVING CREDIT FACILITY	91,000	95,000
DEFERRED INCOME TAXES	21,870	25,561
OTHER	8,078	7,109
Total liabilities	576,756	611,061

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 62,485 and 61,897 shares issued; 62,207 and 61,619 shares outstanding at March 31, 2018 and December 31, 2017, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	290,298	289,821
Accumulated deficit	(77,999)	(67,101)
Accumulated other comprehensive income	630	3
Total equity	211,502	221,296
TOTAL	$788,258	$832,357

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017

Contract revenues	$146,593	$170,586
Costs of contract revenues	131,888	155,774
Gross profit	14,705	14,812
General and administrative expenses	15,944	16,795
(Gain) loss on sale of assets—net	(199)	11
Operating loss	(1,040)	(1,994)
Interest expense—net	(8,660)	(5,582)
Other income (expense)	(2,916)	209
Loss from continuing operations before income taxes	(12,616)	(7,367)
Income tax benefit	3,295	2,793
Loss from continuing operations	(9,321)	(4,574)
Loss from discontinued operations, net of income taxes	—	(13,065)
Net loss	$(9,321)	$(17,639)

Basic loss per share attributable to continuing operations	$(0.15)	$(0.07)
Basic loss per share attributable to discontinued operations, net of tax	—	(0.21)
Basic loss per share	$(0.15)	$(0.28)
Basic weighted average shares	61,815	61,065

Diluted loss per share attributable to continuing operations	$(0.15)	$(0.07)
Diluted loss per share attributable to discontinued operations, net of tax	—	(0.21)
Diluted loss per share	$(0.15)	$(0.28)
Diluted weighted average shares	61,815	61,065

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net loss	$(9,321)	$(17,639)
Currency translation adjustment—net of tax (1)	1,361	(28)
Net unrealized gain on derivatives—net of tax (2)	(734)	(734)
Other comprehensive income (loss)—net of tax	627	(762)
Comprehensive loss	$(8,694)	$(18,401)

(1)	Net of income tax (provision) benefit of $(535) and $39 for the three months ended March 31, 2018 and 2017, respectively.
(2)	Net of income tax (provision) benefit of $260 and $(479) for the three months ended March 31, 2018 and 2017, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2018	61,897	$6	(278)	$(1,433)	$289,821	$(67,101)	$3	$221,296

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	(1,577)	—	(1,577)
Share-based compensation	40	—	—	—	1,009	—	—	1,009
Vesting of restricted stock units, including impact of shares withheld for taxes	430	—	—	—	(936)	—	—	(936)
Exercise of options and purchases from employee stock plans	118	—	—	—	404	—	—	404
Net loss	—	—	—	—	—	(9,321)	—	(9,321)
Other comprehensive income (loss)—net of tax	—	—	—	—	—	—	627	627
BALANCE—March 31, 2018	62,485	$6	(278)	$(1,433)	$290,298	$(77,999)	$630	$211,502

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Total

BALANCE—January 1, 2017	61,240	$6	(278)	$(1,433)	$286,303	$(35,841)	$(1,145)	$247,890

Share-based compensation	109	—	—	—	918	—	—	918
Vesting of restricted stock units, including impact of shares withheld for taxes	69	—	—	—	(164)	—	—	(164)
Exercise of options and purchases from employee stock plans	132	—	—	—	434	—	—	434
Net loss	—	—	—	—	—	(17,639)	—	(17,639)
Other comprehensive income (loss) —net of tax	—	—	—	—	—	—	(762)	(762)
BALANCE—March 31, 2017	61,550	$6	(278)	$(1,433)	$287,491	$(53,480)	$(1,907)	$230,677

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(9,321)	$(17,639)
Loss from discontinued operations, net of income taxes	—	(13,065)
Loss from continuing operations	$(9,321)	$(4,574)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	15,641	13,478
Equity in earnings of joint ventures	750	(3,067)
Cash distributions from joint ventures	—	2,046
Deferred income taxes	(2,920)	(2,825)
Gain on sale of assets	(199)	11
Other non-cash restructuring items	2,015	—
Amortization of deferred financing fees	901	825
Unrealized net (gain) loss from mark-to-market valuations of derivatives	—	1,548
Unrealized foreign currency gain	(144)	(76)
Share-based compensation expense	1,009	918
Changes in assets and liabilities:
Accounts receivable	(21,908)	(3,234)
Contract revenues in excess of billings	32,703	19,362
Inventories	665	(609)
Prepaid expenses and other current assets	11,548	(4,929)
Accounts payable and accrued expenses	(19,077)	(27,610)
Billings in excess of contract revenues	(2,527)	3,931
Other noncurrent assets and liabilities	(4,506)	(255)
Cash provided by (used in) operating activities	4,630	(5,060)

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,549)	(17,452)
Proceeds from dispositions of property and equipment	5,015	265
Cash used in investing activities	(2,534)	(17,187)

	Three Months Ended
	March 31,
	2018	2017
FINANCING ACTIVITIES:
Deferred financing fees	—	(58)
Repayments of debt	(706)	(659)
Taxes paid on settlement of vested share awards	(936)	(164)
Exercise of options and purchases from employee stock plans	404	434
Borrowings under revolving loans	17,000	28,112
Repayments of revolving loans	(21,000)	(16,723)
Cash provided by (used in) financing activities	(5,238)	10,942
Effect of foreign currency exchange rates on cash and cash equivalents	26	(2)
Net decrease in cash, cash equivalents and restricted cash	(3,116)	(11,307)
Cash, cash equivalents and restricted cash at beginning of period	17,352	19,702
Cash, cash equivalents and restricted cash at end of period	$14,236	$8,395

Supplemental Cash Flow Information
Cash paid for interest	$1,872	$11,473
Cash paid for income taxes	$54	$89

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$3,614	$2,187
Repayments of debt with proceeds from sale-leaseback transactions	$13,034	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2018, and its results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017 have been included.

The Company adopted Accounting Standard Update No. 2016-18 (“ASU 2016-18”), Statement of Cashflows (Topic 230): Restricted Cash on January 1, 2018. The amendments require that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash or restricted cash equivalents should be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The impact of the adoption of ASU 2016-18 has been applied retrospectively and the prior period presented has been recast.

The following table provides a reconciliation of cash, cash equivalents and restricted cash at March 31, 2018 and December 31, 2017 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$12,736	$15,852
Restricted cash included in other long-term assets	1,500	1,500
Cash, cash equivalents and restricted cash at end of period	$14,236	$17,352

Effective beginning the first quarter of 2018, the Company changed the method of accounting for allocated fixed equipment costs for interim periods such that fixed equipment costs are now recognized as incurred. The Company adopted this change as a result of management’s belief that the new method is preferable and results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management. The change has been applied retrospectively and all prior interim periods presented have been recast. The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. Previously, the Company allocated fixed equipment costs to interim periods in proportion to revenues recognized over the year. Specifically, at each interim reporting date the Company compared actual revenues earned to date on its dredging contracts to expected annual revenues and recognized equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year. The quarterly impact of the change in accounting policy on our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets is as follows:

Three Months Ended
March 31, 2017
Costs of contract revenues	$1,370
Income tax benefit	519
Loss from continuing operations	(851)
Net loss	$(851)

Comprehensive loss	$(851)

Basic loss per share attributable to continuing operations	$(0.01)
Diluted loss per share attributable to continuing operations	$(0.01)

March 31, 2017
Prepaid expenses and other current assets	$(1,370)
Deferred income taxes	(519)
Accumulated deficit	$(851)

The Company adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”) on January 1, 2018 under the modified retrospective method such that the cumulative effect is recognized at the date of initial application. The adoption of ASC 606 may result in a change in the timing of recognition of both contract revenue and costs from our prior practices. Upon the adoption of ASC 606, the Company recorded a cumulative net adjustment of $1,950 to the beginning retained earnings balance. Refer to Note 7, Revenue, for further discussion of the adoption of ASC 606.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2018-02 (“ASU 2018-02”), Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Cut and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted in fiscal 2018. The Company has elected to early adopt ASU 2018-02 during the quarter ended March 31, 2018.

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

Recent accounting pronouncements

In January 2017, the FASB issued Accounting Standard Update No. 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not anticipate that the adoption of ASU 2017-04 will have a material effect on the Company’s consolidated financial statements.

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

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed the same as basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2018 and 2017, 781 thousand and 678 thousand stock options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods. For the three months ended March 31, 2018 and 2017, 1,906 thousand and 1,580 thousand stock options and restricted stock units, respectively, were excluded from the calculation of diluted earnings per share as such stock options and restricted stock units were determined to be anti-dilutive.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended
(shares in thousands)	March 31,
	2018	2017

Loss from continuing operations	$(9,321)	$(4,574)
Loss from discontinued operations, net of income taxes	—	(13,065)
Net loss	(9,321)	(17,639)

Weighted-average common shares outstanding — basic	61,815	61,065
Effect of stock options and restricted stock units	—	—

Weighted-average common shares outstanding — diluted	61,815	61,065

Loss per share from continuing operations — basic	$(0.15)	$(0.07)
Loss per share from continuing operations — diluted	$(0.15)	$(0.07)

3.	Accrued expenses

Accrued expenses at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017

Insurance	$13,364	$22,941
Interest	10,097	4,210
Payroll and employee benefits	6,730	8,747
Accrued rent	6,079	6,519
Percentage of completion adjustment	3,368	3,591
Income and other taxes	2,602	2,794
Other	10,044	7,416
Total accrued expenses	$52,284	$56,218

4.	Long-term debt

Credit agreement

On December 30, 2016, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Dredge & Dock Environmental, Inc., Great Lakes Environmental & Infrastructure Solutions, LLC and Great Lakes Environmental & Infrastructure, LLC (collectively, the “Credit Parties”) entered into a revolving credit and security agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent, PNC Capital Markets, The PrivateBank and Trust Company, Suntrust Robinson Humphrey, Inc., Capital One, National Association and Bank of America, N.A., as Joint Lead Arrangers and Joint Bookrunners, Texas Capital Bank, National Association, as Syndication Agent and Woodforest National Bank, as Documentation Agent. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior secured revolving credit facility in an aggregate principal amount of up to $250,000, subfacilities for the issuance of standby letters of credit up to a $250,000 sublimit and swingline loans up to a $25,000 sublimit. The maximum borrowing capacity under the Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination. The Credit Agreement also includes an increase option that will allow the Company to increase the senior secured revolving credit facility by an aggregate principal amount of up to $100,000. This increase is subject to lenders providing incremental commitments for such increase, the Credit Parties having adequate borrowing capacity and that no default or event of default exists both before and after giving effect to such incremental commitment increase.

The Credit Agreement also provides for certain actions contemplated in the plan of restructuring with respect to the Company’s 2017 and 2018 fiscal years including allowing up to an aggregate of $20,000 of expenses related to the buy-out of operating leases and allowing capital expenditures planned but not incurred by all Credit Parties in fiscal year 2017 to be carried forward to fiscal year 2018; provided further that, the aggregate amount of all capital expenditures incurred by all Credit Parties in fiscal years 2017 and 2018 does not exceed $135,000. Additionally, the Credit Agreement contains acknowledgments and agreements from the Agent and the required lenders with respect to certain EBITDA add-backs for fiscal years 2017 and 2018 described therein. See Note 8, Restructuring charges.

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

As of March 31, 2018, the Company had $91,000 of borrowings on the revolver, $31,215 of letters of credit outstanding and $77,070 of availability under the Credit Agreement. The availability under the Credit Agreement is suppressed by $50,715 as of March 31, 2018 as a result of certain additional limitations set forth in the Credit Agreement.

Senior Notes and subsidiary guarantors

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

The Company’s obligations under these Senior Notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. The current portion of all equipment notes is $1,379. The long term portion is $531 and is included in notes payable or other long term liabilities. In February 2018, the Company completed a sale-leaseback of a vessel yielding net proceeds of $4,500. Included in this transaction was the retirement of the asset and related equipment note, and the transaction resulted in a deferred gain that will be amortized over the life of the lease.

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

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,507	$—	1,507	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$2,501	$—	$2,501	$—

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices could have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s goal is to hedge approximately 80% of the fuel requirements for work in domestic backlog.

As of March 31, 2018, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through January 2019. As of March 31, 2018, there were 6.4 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through January 2019. Under these swap agreements, the Company will pay fixed prices ranging from $1.53 to $2.02 per gallon.

At March 31, 2018 and December 31, 2017, the fair value assets of the fuel hedge contracts were estimated to be $1,507 and $2,501, respectively, and are recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2018 were $732. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2018 will be reclassified into earnings over the next ten months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of March 31, 2018 and December 31, 2017 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2018	2017
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$1,507	$2,501

Accumulated other comprehensive income

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2018	2017
Cumulative translation adjustments—net of tax	$1,361	$(28)
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	(732)	40
Change in fair value of derivatives—net of tax	(2)	(774)
Net unrealized gain on derivatives—net of tax	(734)	(734)
Total other comprehensive income (loss)	$627	$(762)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2018	2017
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(992)	$66
	Income tax benefit	260	26
		$(732)	$40

During the three months ended March 31, 2018, the Company substantially completed the closeout of its Brazil operations. This liquidation resulted in the reversal of the Company’s cumulative translation adjustment of $2,015 related to Brazil which is included in other income (expense) in the Condensed Consolidated Statements of Operations.

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at March 31, 2018 (see Note 4, Long-term debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $333,125 at March 31, 2018, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

6.	Share-based compensation

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

During the three months ended March 31, 2018, the Company granted 1,985 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,009 and $918 for the three months ended March 31, 2018 and 2017, respectively.

7.	Revenue

The Company’s revenue is derived from contracts for services with federal, state, local and foreign governmental entities and private customers.  Dredging revenues are generally derived from the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Revenues within the environmental & infrastructure segment are generally generated from environmental and geotechnical construction as well as soil, water and sediment environmental remediation.

Previously, the Company measured completion based on engineering estimates of the physical percentage completed for dredging contracts and based upon cost incurred to date compared to total estimated costs, also known as cost-to-cost, for environmental & infrastructure contracts. Under the new accounting principle, the Company measures progress toward completion on all contracts utilizing the cost-to-cost method. Additionally, the Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. At March 31, 2018, the impact of this change in accounting principle on the Consolidated Balance Sheets is as follows:

March 31, 2018
ASSETS
Contract revenues in excess of billings	$(6,703)
Other current assets	2,044
Other	5,012
LIABILITIES AND EQUITY
Accrued expenses	361
Billings in excess of contract revenues	1,958
Deferred taxes	(511)

Accumulated deficit	$(1,455)

For the three months ended March 31, 2018, the impact of this change in accounting principle on the Consolidated Statements of Operations is as follows:

Three Months Ended
March 31,
2018

Contract revenues	$(8,661)
Cost of contract revenues	(6,695)
Income tax benefit	511
Loss from continuing operations	(1,455)
Net loss	$(1,455)

Comprehensive loss	$(1,455)

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account upon which the Company’s revenue is calculated. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligation is satisfied. Fixed-price contracts, which comprise substantially all of the Company’s revenue, will most often represent a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

The Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. The Company’s performance obligations are satisfied over time and revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. As the Company’s performance creates an asset that customer controls, this method provides a faithful depiction of the transfer of an asset to the customer. Generally, the Company has an enforceable right to payment for performance completed to date.

The dredging and environmental & infrastructure segments typically satisfy their performance obligations upon completion of service. The majority of the Company’s contracts are completed in a year or less. At March 31, 2018, the Company had $512,999 of remaining performance obligations, which the Company refers to as total backlog. Approximately 87% of the Company’s backlog will be completed in 2018 with the remaining balance expected to be completed by 2020.

Transaction price

The transaction price is calculated using the Company’s estimated costs to complete a project. These costs are based on the types of equipment required to perform the specified service, project site conditions, the estimated project duration, seasonality, location and complexity of a project.

The nature of the Company’s contracts gives rise to several types of variable consideration, including pay on quantity dredged for dredging projects and contract modifications for both dredging and environmental & infrastructure projects. For dredging projects, estimated pay quantity is the amount of material the Company expects to dredge for which it will receive payment. Estimated quantity to be dredged is calculated using engineering estimates based on current survey data and the Company’s knowledge based on historical project experience. Contract modifications are changes in the scope or price (or both) of a contract that are approved by the parties to the contract. The Company recognizes a contract modification when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. Contract modifications are included in the transaction price only if it is probable that the modification estimate will not result in a significant reversal of revenue. Contract modifications are routine in the performance of the Company’s contracts. In most instances, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

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

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The following table sets forth, by segment and type of work, the Company’s contract revenues for the periods ended:

	Three Months Ended
	March 31,
Revenues (in thousands)	2018	2017
Dredging:
Capital—U.S.	$76,952	$66,601
Capital—foreign	5,523	19,154
Coastal protection	41,861	40,335
Maintenance	7,803	21,913
Rivers & lakes	1,484	5,051
Total dredging revenues	133,623	153,054
Environmental & infrastructure	12,970	19,224
Intersegment revenue	—	(1,692)
Total revenues	$146,593	$170,586

The following table sets forth, by segment and type of customer, the Company’s contract revenues for the periods ended:

	Three Months Ended
	March 31,
Revenues (in thousands)	2018	2017
Dredging:
Federal government	$76,694	$111,494
State and local government	46,625	15,645
Private	4,781	6,761
Foreign	5,523	19,154
Total dredging revenues	133,623	153,054
Environmental & infrastructure:
Private	6,364	10,535
Other	6,606	8,689
Intersegment revenue	—	(1,692)
Total revenues	$146,593	$170,586

Foreign dredging revenue for the three months ended March 31, 2018 and 2017 was $5,523 and $19,154, respectively, and was mostly attributable to work done in the Middle East.

Contract balances

Billings on contracts are generally submitted after verification with the customers of physical progress and are recognized as accounts receivable in the balance sheet. For billings that do not match the timing of revenue recognition, the difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Certain pre-contract and pre-construction costs are capitalized and reflected as contract assets in the balance sheet. Customer advances, deposits and commissions are reflected in the balance sheet as contract liabilities.

Accounts receivable at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Completed contracts	$27,277	$15,974
Contracts in progress	51,541	42,759
Retainage	23,650	21,866
	102,468	80,599
Allowance for doubtful accounts	(552)	(591)

Total accounts receivable—net	$101,916	$80,008

Current portion of accounts receivable—net	$97,441	$75,533
Long-term accounts receivable and retainage	4,475	4,475
Total accounts receivable—net	$101,916	$80,008

The components of contracts in progress at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$492,739	$558,557
Amounts billed	(461,677)	(490,732)
Costs and earnings in excess of billings for contracts in progress	31,062	67,825
Costs and earnings in excess of billings for completed contracts	24,060	22,963
Total contract revenues in excess of billings	$55,122	$90,788

Billings in excess of costs and earnings:
Amounts billed	$(246,565)	$(325,350)
Costs and earnings for contracts in progress	237,793	321,735
Total billings in excess of contract revenues	$(8,772)	$(3,615)

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

Revenue recognized for the three months ended March 31, 2018, that was included in the billings in excess of contract revenues balance at the beginning of the year was $2,812.

At March 31, 2018 and January 1, 2018, costs to fulfill a contract with a customer recognized as an asset were $14,789 and $7,732, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three months ended March 31, 2018, the company amortized $2,497 of pre-construction costs.

8.	Restructuring charges

In 2017, a strategic review was begun to improve the Company’s financial results in both domestic and international operations enabling debt reduction, improvements in return on capital and the continued renewal of our extensive fleet with new and efficient dredges to best serve our domestic and international clients. As a result of this review, management began execution of a plan to reduce general and administrative and overhead expenses, retire certain underperforming and underutilized assets, write-off pre-contract costs on a project that was never formally awarded and that the Company no longer intends to pursue and closeout the Company’s Brazil operations. These changes will result in a restructuring charge of approximately $42,000-$47,000, including severance of approximately $3,000, asset retirements of approximately $30,000-$34,000, pre-contract costs of approximately $6,500 and closeout costs of approximately $2,500-$3,500.

Approximately $38,000-$43,000 of this charge will be non-cash and includes depreciation, loss on sale of assets and other items, approximating totals of $12,500-$14,500, $3,000-$5,000 and $21,500-$23,500, respectively. The majority of the charge was recorded in the second half of 2017 with the remainder to be recognized in the dredging segment in 2018.

Restructuring charges currently recognized for the above actions are summarized as follows:

Three Months Ended
March 31, 2018

Costs of contract revenues - depreciation	$2,992
Costs of contract revenues - other	1,267
General and administrative expenses	7
Gain on sale of assets—net	(7)
Other income (expense)	2,015
Total Dredging	6,274

General and administrative expenses	168
Total Environmental & Infrastructure	168

Costs of contract revenues - depreciation	2,992
Costs of contract revenues - other	1,267
General and administrative expenses	175
Gain on sale of assets—net	(7)
Other income (expense)	2,015
Total Consolidated	6,442

The Company accrued rent expense of $5,348 and $5,930 and severance expense of $1,248 and $1,567 at March 31, 2018 and December 31, 2017, respectively. Both of these items are included in accrued expenses at March 31, 2018 and December 31, 2017 and are expected to be settled in 2018.

9.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2018, the Company had outstanding performance bonds with a notional amount of approximately $1,211,568 of which $41,085 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $474,902.

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

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 11, Business dispositions.

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

The Company owned 50% of TerraSea Environmental Solutions (“TerraSea”) as a joint venture. TerraSea was engaged in the environmental services business through its ability to remediate contaminated soil and dredged sediment treatment. TerraSea was dissolved in the third quarter of 2017.

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

As discussed in Note 9, Commitments and contingencies, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. Zurich could be obligated to reimburse the loss, damage and expense that may arise from the alleged default. The Company estimated its exposure to a surety bond claim, including associated expenses, to be $20,900 and has recorded this amount in discontinued operations during the three months ended March 31, 2017 as follows:

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

	Three Months Ended
	March 31,
	2018	2017
Dredging
Contract revenues	$133,623	$153,054
Operating income	2,178	736

Environmental & infrastructure
Contract revenues	$12,970	$19,224
Operating loss	(3,218)	(2,730)

Intersegment revenues	$—	$(1,692)
Total
Contract revenues	$146,593	$170,586
Operating loss	(1,040)	(1,994)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2017, and in other securities filings by Great Lakes with the SEC.

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

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 46% over the prior three years, including 77%, 40%, 28% and 14% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2018, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 57% of dredging revenues, slightly below the Company’s prior three year average of 64%.

The Company’s environmental & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. The environmental & infrastructure segment accounted for 9% of total revenues in the first three months of 2018.

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments and reporting units.

Results of operations

The following tables set forth the components of net loss and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Contract revenues	100.0%	100.0%
Costs of contract revenues	(90.0)	(91.3)
Gross profit	10.0	8.7
General and administrative expenses	10.9	9.8
(Gain) loss on sale of assets—net	(0.1)	—
Operating loss	(0.8)	(1.1)
Interest expense—net	(5.9)	(3.3)
Other income (expense)	(2.0)	0.1
Loss from continuing operations before income taxes	(8.7)	(4.3)
Income tax benefit	2.2	1.6
Loss from continuing operations	(6.5)	(2.7)
Loss from discontinued operations, net of income taxes	—	(7.7)
Net loss	(6.5)	(10.4)

Adjusted EBITDA from continuing operations	8.0%	6.9%

Adjusted EBITDA from continuing operations, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income (loss):

	Three Months Ended
	March 31,
	2018	2017
(in thousands)
Net loss	$(9,321)	$(17,639)
Loss from discontinued operations, net of income taxes	—	(13,065)
Loss from continuing operations	(9,321)	(4,574)
Adjusted for:
Interest expense—net	8,660	5,582
Income tax benefit	(3,295)	(2,793)
Depreciation and amortization	15,641	13,478
Adjusted EBITDA from continuing operations	$11,685	$11,693

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended
	March 31,
Revenues (in thousands)	2018	2017	Change
Dredging:
Capital—U.S.	$76,952	$66,601	15.5%
Capital—foreign	5,523	19,154	(71.2)%
Coastal protection	41,861	40,335	3.8%
Maintenance	7,803	21,913	(64.4)%
Rivers & lakes	1,484	5,051	(70.6)%
Total dredging revenues	133,623	153,054	(12.7)%
Environmental & infrastructure	12,970	19,224	(32.5)%
Intersegment revenue	—	(1,692)	(100.0)%
Total revenues	$146,593	$170,586	(14.1)%

For the three months ended March 31, 2018, total revenue was $146.6 million, down from revenue of $170.6 million for the same period in the prior year, representing a decrease of $24.0 million or 14%. For the three months ended March 31, 2018, the Company experienced an increase in domestic capital revenues. This increase was offset by decreases in all other types of work except for coastal protection, which was mostly in line with the prior year period.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging for the three months ended March 31, 2018 was $77.0 million compared to $66.6 million for the same period in 2017, representing an increase of $10.4 million, or 16%. For the three months ended March 31, 2018, the higher domestic capital dredging revenues were primarily related to a greater amount of revenue earned on coastal restoration projects during the first three months of 2018 as compared to the same period in the prior year. This increase was partially offset by a greater amount of revenue earned on a deepening project on the Delaware River and a liquefied natural gas (“LNG”) project in Texas during the first quarter of 2017. The Savannah Harbor deepening project and the Charleston entrance channel deepening project also contributed to revenue for the three months ended March 31, 2018.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. For the three months ended March 31, 2018, foreign capital revenue was $5.5 million which is $13.7 million, or 71%, lower than revenue of $19.2 million during the first three months of 2017. The decrease in revenue for the three months ended March 31, 2018 was mostly attributable to a greater amount of revenue earned on a project in Saudi Arabia during the first three months of 2017. During the first quarter of 2018, the Company substantially completed the closeout of its Brazil operations. The absence of projects in Brazil during the current year contributed to the change in revenue for the period. Two projects in Bahrain also contributed to revenue during the three months ended March 31, 2018.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the three months ended March 31, 2018 was $41.9 million, up $1.6 million or 4%, from $40.3 million for the first three months of 2017. The slight increase in coastal protection revenue for the three months ended March 31, 2018 was mostly attributable to revenue earned on projects in South Carolina and Florida. This increase was mostly offset by a lower amount of revenue earned during the current year on large projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and winter storms as compared to the same period in 2017. Additionally, revenue for the first quarter of 2017 included a project in Virginia that did not repeat during the current year period.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the first three months of 2018 was $7.8 million, a decrease of $14.1 million, or 64%, compared to $21.9 million for the comparable period in the prior year. The decrease in maintenance dredging revenues for the first three months of 2018 was mostly attributable to a greater volume of projects worked during the first quarter of 2017. Maintenance projects in Delaware, Maryland and Virginia contributed to revenue during the first three months of 2018.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue for the three months ended March 31, 2018 was $1.5 million, down $3.6 million, or 70%, from $5.1 million in the first three months of 2017. The decrease in rivers & lakes revenue for the three months ended March 31, 2018 was driven by work on a greater volume of projects during the first three months of 2017. Work on projects in Mississippi and New Jersey contributed to revenue during the three months ended March 31, 2018.

The environmental & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation, deep soil mixing and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. For the three months ended March 31, 2018, the environmental & infrastructure segment recorded revenues of $13.0 million, a $6.2 million, or 32%, decrease from $19.2 million for the same prior year period. Environmental & infrastructure revenue for the first three months of 2018 included work on remediation projects in New Jersey and California and a geotechnical project in Texas. Revenue on these projects was offset by greater revenue earned in the prior year on remediation projects in Florida, Pennsylvania and Colorado in addition to emergency work that did not repeat during the current year.

Consolidated gross profit for the three months ended March 31, 2018 was $14.7 million, down $0.1 million, or 1%, compared to $14.8 million in the same period of the prior year. Gross profit margin for the three months ended March 31, 2018 was up slightly to 10.0% from 8.7% in the first three months of 2017. The gross profit for the first quarter of 2018 includes $4.3 million of restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations. During the three months ended March 31, 2018, the

Company incurred lower plant costs when compared to the same period of the prior year resulting from the retirement of certain underperforming and underutilized assets. This change was partially offset by a major unplanned mechanical delay in the domestic fleet which negatively impacted the Company’s gross profit for the three months ended March 31, 2018. Further, the Company experienced a lower margin in the environmental & infrastructure segment primarily attributable to a project loss and lower fixed cost coverage on plant due to lower volume of work during the first quarter of 2018.

General and administrative expenses for the three months ended March 31, 2018 and 2017 totaled $15.9 million and $16.8 million, respectively. The $0.9 million decrease in general and administrative expenses for the first three months of 2018 was attributable to a $0.5 million decrease in payroll and benefits expense associated with restructuring savings initiatives, a $0.5 million decrease in technical and consulting fees and a $0.3 million decrease in other office expenses, mostly offset by a $0.6 million increase and legal and professional fees as compared to the same period in the prior year. The general and administrative expense during the first quarter of 2018 includes $0.2 million of charges associated with restructuring.

For the three months ended March 31, 2018, the Company experienced an operating loss of $1.0 million, a change of $1.0 million, from an operating loss of $2.0 million in the same prior year period. The change in operating loss for the first quarter of 2018 was a result of lower general and administrative expenses partially offset by lower gross profit compared to the same period in the prior year, as described above. Further, the Company recorded a gain on sale of assets of $0.2 million which also contributed to the positive change in operating loss compared to the first quarter of 2017.

Net interest expense for the three months ended March 31, 2018 was $8.7 million, up $3.1 million, or 55%, from interest expense of $5.6 million for the same period in the prior year. The increase in interest expense for the three months ended March 31, 2018 was primarily attributable to an increase in interest expense related to the higher principal on the Company’s new senior notes and higher interest expense associated with the Company’s senior secured revolving credit facility as compared to the same period in the prior year.

For the three months ended March 31, 2018 and 2017, the income tax benefit was $3.3 million and $2.8 million, respectively. The effective tax rate for the three months ended March 31, 2018 was 26.1%, lower than the effective tax rate of 37.9% for the same period of 2017. The change in effective tax rate is attributable to the recent Tax Cuts and Jobs Act enacted in the fourth quarter of 2017.

The Company experienced a net loss from continuing operations of $9.3 million and a diluted loss per share attributable to continuing operations of $0.15 for the three months ended March 31, 2018, compared to a net loss from continuing operations of $4.6 million and a diluted loss per share attributable to continuing operations of $0.07 for the same period of 2017. The change in net loss from continuing operations for the three months ended March 31, 2018 was driven by the increase in interest expense, as described above, as well as a $2.0 million charge to other income (expense) for the reversal of a currency translation adjustment related to the closeout of the Company’s Brazil operations during the current year. These items were partially offset by positive changes to operating loss and income tax benefit, as noted above, during the first three months of 2018 when compared to the same period in the prior year.

Adjusted EBITDA from continuing operations (as defined on page 24) for the three months ended March 31, 2018 was $11.7 million in line with Adjusted EBITDA from continuing operations of $11.7 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the first three months of 2018 was attributable to higher gross profit, excluding depreciation, mostly offset by the $2.0 million charge to other income (expense), as described above.

Results by segment

Dredging

Dredging segment revenues for the three months ended March 31, 2018 were $133.6 million, down $19.5 million, or 13%, compared to revenues of $153.1 million for the same prior year period. For the three months ended March 31, 2018, the dredging segment the experienced an increase in domestic capital revenues. This increase was offset by decreases in all other types of work except for coastal protection, which was mostly in line with the prior year period. This change in current year revenues was mostly attributable to a greater volume of maintenance projects worked during the first quarter of 2017 as well as a greater amount of revenue earned on a project in Saudi Arabia during the first three months of 2017 as compared to the current year period. These negative impacts to the change in revenue year over year were partially offset by higher domestic capital dredging revenues related to revenue earned on coastal restoration projects during the first three months of 2018.

For the three months ended March 31, 2018, the dredging segment gross profit was $14.1 million, up from a gross profit of $13.1 million in the same period of 2017. Further, dredging segment gross profit margin for the three months ended March 31, 2018 increased to 10.6% from gross profit margin of 8.6% for the three months of 2017. The increase in dredging segment gross profit for the three months ended March 31, 2018 was attributable to lower spend on plant costs during the current year when compared to the same period of the prior year resulting from the retirement of certain underperforming and underutilized assets. This change was partially offset by a major unplanned mechanical delay in the domestic fleet which negatively impacted the Company’s gross profit for the three months ended March 31, 2018.

Dredging segment operating income for the three months ended March 31, 2018 was $2.2 million, a $1.5 million increase from $0.7 million in the first three months of 2017. The change in operating income for the three months ended March 31, 2018 is primarily attributable to higher gross profit, as described above. General and administrative expenses within the dredging segment declined slightly during the first quarter of 2018, mostly related to decreases in payroll and benefits expense of $0.3 million resulting from restructuring savings initiatives. The Company recorded a gain on sale of assets of $0.2 million during the first three months of 2018 which further contributed to the positive change in operating income compared to the first quarter of 2017.

Environmental & infrastructure

Environmental & infrastructure segment revenues for the three months ended March 31, 2018 were $13.0 million, down $6.2 million, or 32%, from revenue of $19.2 million for the first three months of 2017. Environmental & infrastructure revenues for the first three months of 2018 included work on remediation projects in New Jersey and California and a geotechnical project in Texas. Revenue on these projects was offset by greater revenue earned in the prior year on remediation projects in Florida, Pennsylvania and Colorado in addition to emergency work that did not repeat during the current year.

The environmental & infrastructure segment experienced a gross profit of $0.6 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. For the first three months of 2018, the environmental & infrastructure segment experienced a gross profit margin of 4.6% compared to 8.9% for the same period of the prior year. The change in gross profit during the three months ended March 31, 2018 was driven lower margin resulting from a project loss and lower fixed cost coverage on plant due to lower volume of work during the first quarter of 2018.

For the three months ended March 31, 2018, the environmental & infrastructure segment experienced an operating loss of $3.2 million, a change of $0.5 million compared to an operating loss of $2.7 million for the same period of the prior year. The change in operating loss for the three months ended March 31, 2018 is mostly attributable to the decrease in gross profit, as described above, partially offset by a decrease in general and administrative expenses. The environmental & infrastructure segment experienced decreases in payroll and benefits expense of $0.2 million resulting from restructuring savings initiatives and technical and consulting fees of $0.1 million.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2018	2017	2017
Dredging:
Capital - U.S.	$383,132	$383,577	$262,609
Capital - foreign	6,225	8,575	20,009
Coastal protection	43,211	76,460	85,228
Maintenance	25,586	23,662	48,146
Rivers & lakes	16,734	19,046	40,591
Dredging Backlog	474,888	511,320	456,583
Environmental & infrastructure	38,111	35,357	59,707
Total Backlog	$512,999	$546,677	$516,290

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging and environmental & infrastructure contracts these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 89% of the Company’s March 31, 2018 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the three months ended March 31, 2018 was $332.6 million, an increase of $124.6 million, compared to the first three months of 2017. Awards during the current year period included the Boston Harbor deepening project, the option on the Charleston entrance channel deepening project, maintenance work in Louisiana and on the West Coast, an LNG project in Texas, a coastal protection project in Florida and a project on the Ohio River. The bid market for the three months ended March 31, 2018 improved over the prior year due to higher amounts of capital, maintenance and rivers & lakes projects being bid offset by slightly lower coastal protection projects awarded. For the contracts awarded in the current year, the Company won 100%, or $4.9 million, of the coastal protection projects, 35%, or $65.1 million, of the domestic capital projects, 7%, or $8.6 million, of the maintenance projects and no rivers & lakes projects through March 31, 2018. The Company won 24% of the overall domestic bid market for the first three months of 2018, which is below the Company’s prior three year average of 46%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $474.9 million at March 31, 2018 compared to $511.3 million of backlog at December 31, 2017. These amounts do not reflect approximately $151.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2018. At December 31, 2017 the amount of domestic low bids and options pending award was $69.9 million.

Domestic capital dredging backlog at March 31, 2018 was $0.4 million lower than at December 31, 2017. During the first three months of 2018, the Company was awarded the option on the Charleston entrance channel deepening project. For the three months ended March 31, 2018, the Company continued to earn revenue on several coastal restoration projects in Louisiana, the Savannah Harbor deepening project and an LNG project in Texas which were in backlog at December 31, 2017. The Company completed work on a multi-year deepening project on the Delaware River during the first quarter of 2018. The Panama Canal expansion was completed during the second quarter of 2016, which continues to put pressure on the ports on the East Coast to continue with their studies and plans to deepen and widen in anticipation of the post-Panamax vessels. Further, additional phases of Jacksonville continue to look promising to potentially bid in 2018. In April 2016, the federal court in New Orleans approved the October 2015 settlement, of approximately $20 billion, between the United States, the five Gulf States and BP for damages from the Deepwater Horizon oil spill. Louisiana will receive a minimum of $6.8 billion for claims related to natural resource damages under the Oil Pollution Act, Clean Water Act as civil penalties, and the State’s various economic claims. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill, including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next decade, the Company expects several coastal restoration projects envisioned by the States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid. Further, the Company is encouraged by the current administration’s focus on repairing and rebuilding America’s infrastructure, including our nation’s ports and waterways.

Foreign capital dredging backlog at March 31, 2018 was $2.4 million lower than at December 31, 2017. During the second quarter of 2017, the Company was the low bidder on a $68 million project in Bahrain which the Company expects to be awarded by the second quarter of 2018. During the first three months of 2018, the Company continued to earn revenue on projects in the Middle East which were in backlog at December 31, 2017. During the first quarter of 2018, the Company completed work on a multi-year project in Saudi Arabia. Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism, all of which are expected to add nearly 400 viable dredging projects over the next six years.

Coastal protection dredging backlog at March 31, 2018 was $33.2 million lower than at December 31, 2017. In the first three months of 2018, the Company was awarded a $5 million coastal protection project in Georgia. During the first three months of 2018, the Company continued to earn revenue on coastal protection projects in New Jersey, South Carolina and Florida which were in backlog at December 31, 2017. Funding related to Northeastern U.S. beach replenishment continues to be released and the Company is anticipating these new dredging projects along the coast to continue throughout 2018. Federal and state government actions continue to support the repair and improvement of America’s coastline through the completion of protective beaches and berms. During February 2018, the U.S. Senate Committee on Appropriations announced the supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. Although it is uncertain the impact that this will have on the dredging market, the Company believes it is a positive indicator for work in the coastal protection and restoration markets.

Maintenance dredging backlog was up $1.9 million from December 31, 2017. During the first three months of 2018, the Company was awarded a maintenance project in Texas. During the first three months of 2018, the Company continued to earn revenue on projects in Maryland, Virginia and Delaware which were in backlog at December 31, 2017. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. Further, the water resources development bill, rebranded as the Water Infrastructure Improvements for the Nation Act (“WIIN”) was enacted during the fourth quarter of 2016. WIIN emphasizes previous Water Resources Reform and Development Act (“WRRDA”) language which calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WIIN ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2018 and beyond.

Rivers & lakes backlog at March 31, 2018 was down by $2.3 million from backlog at December 31, 2017. For the three months ended March 31, 2018, the Company continued to earn revenue on projects in New Jersey and Mississippi which were in backlog at December 31, 2017.

Environmental & infrastructure services backlog increased $2.8 million from December 31, 2017. During the first three months of 2018, the Company was awarded four remediation projects and three geotechnical projects. For the three months ended March 31, 2018, the Company continued to earn revenue on remediation projects in New Jersey, California and Texas which were in backlog at December 31, 2017. As part of the environmental & infrastructure segment’s initiatives, the Company intends to focus on geographical expansion in the geotechnical services business. The Company anticipates an increase in levee work in 2018 due to the recent flooding in the Northwest. Additionally, the Company anticipates additional contracting opportunities arising from the transformation of the U.S. energy infrastructure, specifically related to the remediation requirements as mandated by the Environmental Protection Agency’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by (used in) operating activities of continuing operations for the three months ended March 31, 2018 and 2017 totaled $4.6 million and $(5.1) million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations in the first three months of 2018 compared to the same period in the prior year was driven by a greater investment in working capital during the prior year period. This increase was partially offset by a higher net income from continuing operations in the first quarter of 2017.

The Company’s cash flows used in investing activities for the first three months of 2018 and 2017 totaled $2.5 million and $17.2 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended March 31, 2018, the Company received $4.5 million in cash proceeds from a sale-leaseback of a dredge. During the three months ended March 31, 2018, the Company spent $1.6 million on the Company’s dual mode articulated tug/barge trailing suction hopper dredge, the Ellis Island, compared to $13.4 million in the same period in the prior year.

The Company’s cash flows provided by (used in) financing activities for the three months ended March 31, 2018 and 2017 totaled $(5.2) million and $10.9 million, respectively. The decrease in cash provided by financing activities primarily relates to changes in the net borrowings on Company’s revolving credit facility. The Company had $4 million of repayments on its revolving credit facility during the first quarter of 2018 compared to net borrowings of $11.4 million during the same quarter of the prior year.

Credit agreement

On December 30, 2016, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Dredge & Dock Environmental, Inc., Great Lakes Environmental & Infrastructure Solutions, LLC and Great Lakes Environmental & Infrastructure, LLC (collectively, the “Credit Parties”) entered into a revolving credit and security agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent, PNC Capital Markets, The PrivateBank and Trust Company, Suntrust Robinson Humphrey, Inc., Capital One,

National Association and Bank of America, N.A., as Joint Lead Arrangers and Joint Bookrunners, Texas Capital Bank, National Association, as Syndication Agent and Woodforest National Bank, as Documentation Agent. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior secured revolving credit facility in an aggregate principal amount of up to $250 million, subfacilities for the issuance of standby letters of credit up to a $250 million sublimit and swingline loans up to a $25 million sublimit. The maximum borrowing capacity under the Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination. The Credit Agreement also includes an increase option that will allow the Company to increase the senior secured revolving credit facility by an aggregate principal amount of up to $100 million. This increase is subject to lenders providing incremental commitments for such increase, the Credit Parties having adequate borrowing capacity and that no default or event of default exists both before and after giving effect to such incremental commitment increase.

The Credit Agreement also provides for certain actions contemplated in the plan of restructuring with respect to the Company’s 2017 and 2018 fiscal years including allowing up to an aggregate of $20 million of expenses related to the buy-out of operating leases and allowing capital expenditures planned but not incurred by all Credit Parties in fiscal year 2017 to be carried forward to fiscal year 2018; provided further that, the aggregate amount of all capital expenditures incurred by all Credit Parties in fiscal years 2017 and 2018 does not exceed $135 million. Additionally, the Credit Agreement contains acknowledgments and agreements from the Agent and the required lenders with respect to certain EBITDA add-backs for fiscal years 2017 and 2018 described therein. Refer to Note 8, Restructuring charges, in the company’s financial statements.

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

As of March 31, 2018, the Company had $91.0 million of borrowings on the revolver and $31.2 million of letters of credit outstanding, resulting in $77.1 million of availability under the Credit Agreement. The availability under the Credit Agreement is suppressed by $50.7 million as of March 31, 2018 as a result of certain additional limitations set forth in the Credit Agreement.

Surety agreements

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds.

The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At March 31, 2018, the Company had outstanding performance bonds totaling approximately $1,211.6 million, of which $41.1 million relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $474.9 million.

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

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 11, Business dispositions, to the Company’s condensed consolidated financial statements.

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

Other

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Australian Dollar, is reflected in the cumulative translation adjustment—net within accumulated other comprehensive loss. Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

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

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1, Basis of presentation, to the Company’s December 31, 2017 Consolidated Financial Statements included on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. Except as noted in Note 1, Basis of presentation, of the company’s financial statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2018 has not materially changed since December 31, 2017. The market risk profile of the Company on December 31, 2017 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes, except for the following, during the three months ended March 31, 2018 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. *†

10.2	Performance-Based Restricted Stock Unit Award Notice (Three Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. *†

10.3	Performance-Based Restricted Stock Unit Award Notice (Two Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. *†

10.4	Second Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and Kathleen M. LaVoy, dated as of December 21, 2016. *†

18.1	Preferability Letter of Independent Registered Public Accounting Firm. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

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

Date:  May 4, 2018