Form 10-Q
period 2018-06-30
Great Lakes Dredge & Dock CORP
filed 2018-08-01
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, 62,305,408 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2018

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,538	$15,852
Accounts receivable—net	82,306	75,533
Contract revenues in excess of billings	55,003	90,788
Inventories	32,340	34,600
Prepaid expenses and other current assets	40,947	45,411
Total current assets	224,134	262,184

PROPERTY AND EQUIPMENT—Net	371,807	407,294
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,186	84,484
INVENTORIES—Noncurrent	55,200	54,023
INVESTMENTS IN JOINT VENTURES	3,489	2,714
ASSETS HELD FOR SALE—Noncurrent	6,916	8,530
OTHER	12,473	13,128
TOTAL	$758,205	$832,357

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,751	$87,659
Accrued expenses	45,943	56,218
Billings in excess of contract revenues	9,050	3,615
Current portion of long-term debt	1,169	2,758
Total current liabilities	124,913	150,250

LONG-TERM DEBT	321,503	333,141
REVOLVING CREDIT FACILITY	70,882	95,000
DEFERRED INCOME TAXES	21,896	25,561
OTHER	7,497	7,109
Total liabilities	546,691	611,061

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 62,583 and 61,897 shares issued; 62,305 and 61,619 shares outstanding at June 30, 2018 and December 31, 2017, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	291,468	289,821
Accumulated deficit	(78,973)	(67,101)
Accumulated other comprehensive income	446	3
Total equity	211,514	221,296
TOTAL	$758,205	$832,357

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Contract revenues	$150,590	$176,859	$297,183	$347,445
Costs of contract revenues	128,350	156,577	260,238	312,351
Gross profit	22,240	20,282	36,945	35,094
General and administrative expenses	15,169	17,267	31,113	34,062
(Gain) loss on sale of assets—net	(1,063)	169	(1,262)	180
Operating income	8,134	2,846	7,094	852
Interest expense—net	(8,997)	(6,441)	(17,657)	(12,023)
Equity in loss of joint ventures	—	(1,468)	—	(1,467)
Loss on extinguishment of debt	—	(2,330)	—	(2,330)
Other expense	(57)	(285)	(2,973)	(77)
Loss from continuing operations before income taxes	(920)	(7,678)	(13,536)	(15,045)
Income tax (provision) benefit	(54)	3,454	3,241	6,247
Loss from continuing operations	(974)	(4,224)	(10,295)	(8,798)
Income (loss) from discontinued operations, net of income taxes	—	368	—	(12,697)
Net loss	$(974)	$(3,856)	$(10,295)	$(21,495)

Basic loss per share attributable to continuing operations	$(0.02)	$(0.07)	$(0.17)	$(0.14)
Basic loss per share attributable to discontinued operations, net of tax	—	—	—	(0.21)
Basic loss per share	$(0.02)	$(0.07)	$(0.17)	$(0.35)
Basic weighted average shares	62,267	61,342	62,041	61,204

Diluted loss per share attributable to continuing operations	$(0.02)	$(0.07)	$(0.17)	$(0.14)
Diluted loss per share attributable to discontinued operations, net of tax	—	—	—	(0.21)
Diluted loss per share	$(0.02)	$(0.07)	$(0.17)	$(0.35)
Diluted weighted average shares	62,267	61,342	62,041	61,204

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(974)	$(3,856)	$(10,295)	$(21,495)
Currency translation adjustment—net of tax (1)	(57)	6	1,304	(22)
Net unrealized gain on derivatives—net of tax (2)	(127)	(718)	(861)	(1,452)
Other comprehensive income (loss)—net of tax	(184)	(712)	443	(1,474)
Comprehensive loss	$(1,158)	$(4,568)	$(9,852)	$(22,969)

(1)

Net of income tax (provision) benefit of $5 and $(6) for the three months ended June 30, 2018 and 2017, respectively. Net of income tax (provision) benefit of $(530) and $33 for the six months ended June 30, 2018 and 2017, respectively.

(2)

Net of income tax provision of $689 and $468 for the three months ended June 30, 2018 and 2017, respectively. Net of income tax provision of $949 and $947 for the six months ended June 30, 2018 and 2017, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

BALANCE—January 1, 2018	61,897	$6	(278)	$(1,433)	$289,821	$(67,101)	$3	$221,296

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	(1,577)	—	(1,577)
Share-based compensation	72	—	—	—	2,264	—	—	2,264
Vesting of restricted stock units, including impact of shares withheld for taxes	486	—	—	—	(1,060)	—	—	(1,060)
Exercise of options and purchases from employee stock plans	128	—	—	—	443	—	—	443
Net loss	—	—	—	—	—	(10,295)	—	(10,295)
Other comprehensive income—net of tax	—	—	—	—	—	—	443	443
BALANCE—June 30, 2018	62,583	$6	(278)	$(1,433)	$291,468	$(78,973)	$446	$211,514

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

BALANCE—January 1, 2017	61,240	$6	(278)	$(1,433)	$286,303	$(35,841)	$(1,145)	$247,890

Share-based compensation	164	—	—	—	1,758	—	—	1,758
Vesting of restricted stock units, including impact of shares withheld for taxes	147	—	—	—	(328)	—	—	(328)
Exercise of options and purchases from employee stock plans	132	—	—	—	434	—	—	434
Net loss	—	—	—	—	—	(21,495)	—	(21,495)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(1,474)	(1,474)
BALANCE—June 30, 2017	61,683	$6	(278)	$(1,433)	$288,167	$(57,336)	$(2,619)	$226,785

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(10,295)	$(21,495)
Loss from discontinued operations, net of income taxes	—	(12,697)
Loss from continuing operations	$(10,295)	$(8,798)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	28,981	27,501
Equity in earnings of joint ventures	(1,313)	(3,087)
Cash distributions from joint ventures	538	4,486
Loss on extinguishment of 7 3/8% senior notes	—	2,330
Deferred income taxes	(2,850)	(6,277)
(Gain) loss on sale of assets	(1,262)	180
Other non-cash restructuring items	2,015	—
Amortization of deferred financing fees	1,769	1,646
Unrealized net loss from mark-to-market valuations of derivatives	—	1,089
Unrealized foreign currency gain	(201)	(115)
Share-based compensation expense	2,264	1,758
Changes in assets and liabilities:
Accounts receivable	(2,297)	26,126
Contract revenues in excess of billings	32,823	4,212
Inventories	1,083	(1,536)
Prepaid expenses and other current assets	11,361	6,169
Accounts payable and accrued expenses	(30,348)	(34,498)
Billings in excess of contract revenues	(2,249)	51
Other noncurrent assets and liabilities	(4,743)	1,379
Net cash flows provided by operating activities from continuing operations	25,276	22,616
Net cash flows used in operating activities of discontinued operations	—	(20,900)
Cash provided by operating activities	25,276	1,716

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,790)	(34,266)
Proceeds from dispositions of property and equipment	9,979	2,212
Cash used in investing activities	(1,811)	(32,054)

	Six Months Ended
	June 30,
	2018	2017
FINANCING ACTIVITIES:
7 3/8% senior notes tender premium	—	(744)
Deferred financing fees	—	(4,519)
Repayments of debt	(1,070)	(276,386)
Proceeds from issuance of debt	—	326,241
Taxes paid on settlement of vested share awards	(1,060)	(328)
Exercise of options and purchases from employee stock plans	443	434
Borrowings under revolving loans	18,000	52,046
Repayments of revolving loans	(42,118)	(70,157)
Cash provided by (used in) financing activities	(25,805)	26,587
Effect of foreign currency exchange rates on cash and cash equivalents	26	64
Net decrease in cash, cash equivalents and restricted cash	(2,314)	(3,687)
Cash, cash equivalents and restricted cash at beginning of period	17,352	19,702
Cash, cash equivalents and restricted cash at end of period	$15,038	$16,015

Supplemental Cash Flow Information
Cash paid for interest	$16,245	$19,835
Cash paid for income taxes	$243	$555

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$5,220	$4,578
Repayments of debt with proceeds from sale-leaseback transactions	$13,034	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2018, and its results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been included.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash at June 30, 2018 and December 31, 2017 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$13,538	$15,852
Restricted cash included in other long-term assets	1,500	1,500
Cash, cash equivalents and restricted cash at end of period	$15,038	$17,352

Effective beginning the first quarter of 2018, the Company changed the method of accounting for allocated fixed equipment costs for interim periods such that fixed equipment costs are now recognized as incurred. The Company adopted this change as a result of management’s belief that the new method is preferable and results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management. The change has been applied retrospectively and all prior interim periods presented have been recast. The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. Previously, the Company allocated fixed equipment costs to interim periods in proportion to revenues recognized over the year. Specifically, at each interim reporting date the Company compared actual revenues earned to date on its dredging contracts to expected annual revenues and recognized equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs are recognized such that the expense for the year equals actual equipment costs incurred during the year. The impact of the change in accounting policy on our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Costs of contract revenues	$5,492	$6,862
Income tax benefit	2,330	2,849
Loss from continuing operations	(3,162)	(4,013)
Net loss	$(3,162)	$(4,013)

Comprehensive loss	$(3,162)	$(4,013)

Basic loss per share attributable to continuing operations	$(0.05)	$(0.06)
Diluted loss per share attributable to continuing operations	$(0.05)	$(0.06)

June 30, 2017
Prepaid expenses and other current assets	$(6,862)
Deferred income taxes	(2,849)
Accumulated deficit	$(4,013)

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2018-02 (“ASU 2018-02”), Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Cut and Jobs Act. The Company elected to early adopt ASU 2018-02 during the quarter ended March 31, 2018.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s reportable segments and reporting units of which the Company tests goodwill for impairment. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2018.

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

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) and subsequently issued other Accounting Standard Updates related to the Accounting Standards Codification Topic 842 (collectively, “ASC 842”). The FASB issued ASC 842 to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company’s evaluation of ASC 842 is ongoing and not complete. The Company is currently evaluating the overall impacts that ASC 842 will have on the classification of leases and resulting pattern of expense recognition in the income statement, existing internal controls and processes to comply with the guidance. Accordingly, the Company is still evaluating the effect of the adoption of ASC 842 on its consolidated financial statements.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2018	2017	2018	2017

Loss from continuing operations	$(974)	$(4,224)	$(10,295)	$(8,798)
Income (loss) from discontinued operations, net of income taxes	—	368	—	(12,697)
Net loss	(974)	(3,856)	(10,295)	(21,495)

Weighted-average common shares outstanding — basic	62,267	61,342	62,041	61,204
Effect of stock options and restricted stock units	—	—	—	—

Weighted-average common shares outstanding — diluted	62,267	61,342	62,041	61,204

Loss per share from continuing operations — basic	$(0.02)	$(0.07)	$(0.17)	$(0.14)
Loss per share from continuing operations — diluted	$(0.02)	$(0.07)	$(0.17)	$(0.14)

For the quarter and year ended June 30, 2018 and 2017, the following stock options and restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2018	2017	2018	2017
Effect of stock options and restricted stock units	429	603	920	654

For the quarter and year ended June 30, 2018 and 2017, the following stock options and restricted stock units were excluded from the calculation of diluted earnings per share as such stock options and restricted stock units were determined to be anti-dilutive:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2018	2017	2018	2017
Effect of stock options and restricted stock units	1,495	1,331	1,524	1,455

3.	Accrued expenses

Accrued expenses at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017

Insurance	$14,357	$22,941
Payroll and employee benefits	8,078	8,747
Accrued rent	5,417	6,519
Interest	3,853	4,210
Percentage of completion adjustment	3,302	3,591
Income and other taxes	2,341	2,794
Other	8,595	7,416
Total accrued expenses	$45,943	$56,218

4.	Long-term debt

Credit agreement

On December 30, 2016, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Dredge & Dock Environmental, Inc., Great Lakes Environmental & Infrastructure Solutions, LLC and Great Lakes Environmental & Infrastructure, LLC (collectively, the “Credit Parties”) entered into a revolving credit and security agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent, PNC Capital Markets, CIBC Bank USA, Suntrust Robinson Humphrey, Inc., Capital One, National Association

and Bank of America, N.A., as Joint Lead Arrangers and Joint Bookrunners, Texas Capital Bank, National Association, as Syndication Agent and Woodforest National Bank, as Documentation Agent. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior secured revolving credit facility in an aggregate principal amount of up to $250,000, subfacilities for the issuance of standby letters of credit up to a $250,000 sublimit and swingline loans up to a $25,000 sublimit. The maximum borrowing capacity under the Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination. The Credit Agreement also includes an increase option that will allow the Company to increase the senior secured revolving credit facility by an aggregate principal amount of up to $100,000. This increase is subject to lenders providing incremental commitments for such increase, the Credit Parties having adequate borrowing capacity and that no default or event of default exists both before and after giving effect to such incremental commitment increase.

The Credit Agreement also provides for certain actions contemplated in the plan of restructuring with respect to the Company’s 2017 and 2018 fiscal years including allowing up to an aggregate of $20,000 of expenses related to the buy-out of operating leases and allowing capital expenditures planned but not incurred by all Credit Parties in fiscal year 2017 to be carried forward to fiscal year 2018; provided that, the aggregate amount of all capital expenditures incurred by all Credit Parties in fiscal years 2017 and 2018 does not exceed $135,000. Additionally, the Credit Agreement contains acknowledgments and agreements from the Agent and the required lenders with respect to certain EBITDA add-backs for fiscal years 2017 and 2018 described therein. See Note 8, Restructuring charges.

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00. The Company is required to maintain this ratio if its availability under the Credit Agreement falls below $31,250 for five consecutive days or $25,000 for one day. The Credit Parties are also restricted in the amount of capital expenditures they may make in each fiscal year. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement were or will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement and finance ongoing working capital, and for other general corporate purposes. The Credit Agreement matures on December 30, 2019.

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

As of June 30, 2018, the Company had $70,882 of borrowings on the revolver, $31,587 of letters of credit outstanding and $75,520 of availability under the Credit Agreement. The availability under the Credit Agreement is suppressed by $72,011 as of June 30, 2018 as a result of certain additional limitations set forth in the Credit Agreement.

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

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. The current portion of all equipment notes is $1,169. The long-term portion is $376 and is included in notes payable or other long-term liabilities. In February 2018, the Company completed a sale-leaseback of a vessel yielding net proceeds of $4,500. Included in this transaction was the retirement of the asset and related equipment note, and the transaction resulted in a deferred gain that will be amortized over the life of the lease.

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

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,335	$—	1,335	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$2,501	$—	$2,501	$—

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

As of June 30, 2018, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through June 2019. As of June 30, 2018, there were 5.2 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through June 2019. Under these swap agreements, the Company will pay fixed prices ranging from $1.74 to $2.23 per gallon.

At June 30, 2018 and December 31, 2017, the fair value assets of the fuel hedge contracts were estimated to be $1,335 and $2,501, respectively, and are recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2018 were $1,769. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2018 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of June 30, 2018 and December 31, 2017 is as follows:

		Fair Value at
		June 30,	December 31,
	Balance Sheet Location	2018	2017
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$1,335	$2,501

Accumulated other comprehensive income

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cumulative translation adjustments—net of tax	$(57)	$6	$1,304	$(22)
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	(1,037)	155	(1,769)	195
Change in fair value of derivatives—net of tax	910	(873)	908	(1,647)
Net unrealized gain on derivatives—net of tax	(127)	(718)	(861)	(1,452)
Total other comprehensive income (loss)	$(184)	$(712)	$443	$(1,474)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Location	2018	2017	2018	2017
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(1,404)	$257	$(2,396)	$323
	Income tax (provision) benefit	(367)	102	(627)	128
		$(1,037)	$155	$(1,769)	$195

The Company substantially completed the closeout of its Brazil operations, during the first quarter of 2018. This liquidation resulted in the reversal of the Company’s cumulative translation adjustment of $2,015, recorded during the first quarter of 2018, related to Brazil which is included in other expense in the Condensed Consolidated Statements of Operations.

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at June 30, 2018, refer to Note 4, Long-term debt. The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $332,313 at June 30, 2018, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the six months ended June 30, 2018, the Company granted 1,976 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,255 and $840 for the three months ended June 30, 2018 and 2017, respectively, and $2,264 and $1,758 for the six months ended June 30, 2018 and 2017, respectively.

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

Previously, the Company measured completion based on engineering estimates of the physical percentage completed for dredging contracts and based upon cost incurred to date compared to total estimated costs, also known as cost-to-cost, for environmental & infrastructure contracts. Under the new accounting principle, the Company measures progress toward completion on all contracts utilizing the cost-to-cost method. Additionally, the Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. At June 30, 2018, the impact of this change in accounting principle on the Condensed Consolidated Balance Sheets is as follows:

June 30, 2018
ASSETS
Contract revenues in excess of billings	$(19,353)
Other current assets	10,310
Other	5,012
LIABILITIES AND EQUITY
Accrued expenses	(547)
Billings in excess of contract revenues	2,259
Deferred taxes	(1,493)

Accumulated deficit	$(4,250)

For the three and six months ended June 30, 2018, the impact of this change in accounting principle on the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018

Contract revenues	$(12,951)	$(21,612)
Cost of contract revenues	(9,174)	(15,869)
Income tax benefit	982	1,493
Loss from continuing operations	(2,795)	(4,250)
Net loss	$(2,795)	$(4,250)

Comprehensive loss	$(2,795)	$(4,250)

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

The dredging and environmental & infrastructure segments typically satisfy their performance obligations upon completion of service. The majority of the Company’s contracts are completed in a year or less. At June 30, 2018, the Company had $534,965 of remaining performance obligations, which the Company refers to as total backlog. Approximately 52% of the Company’s backlog will be completed in 2018 with the remaining balance expected to be completed by 2020.

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

The following table sets forth, by segment and type of work, the Company’s contract revenues for the periods ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues (in thousands)	2018	2017	2018	2017
Dredging:
Capital—U.S.	$69,651	$31,472	$146,603	$98,073
Capital—foreign	3,279	12,420	8,802	31,574
Coastal protection	38,121	60,304	79,982	100,639
Maintenance	19,077	34,337	26,880	56,250
Rivers & lakes	5,142	13,974	6,626	19,025
Total dredging revenues	135,270	152,507	268,893	305,561
Environmental & infrastructure	15,320	24,711	28,290	43,935
Intersegment revenue	—	(359)	—	(2,051)
Total revenues	$150,590	$176,859	$297,183	$347,445

The following table sets forth, by segment and type of customer, the Company’s contract revenues for the periods ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues (in thousands)	2018	2017	2018	2017
Dredging:
Federal government	$92,913	$83,632	$169,607	$195,126
State and local government	23,346	45,027	69,971	60,672
Private	15,732	11,428	20,513	18,189
Foreign	3,279	12,420	8,802	31,574
Total dredging revenues	135,270	152,507	268,893	305,561
Environmental & infrastructure:
Private	11,037	10,961	17,401	21,496
Other	4,283	13,750	10,889	22,439
Intersegment revenue	—	(359)	—	(2,051)
Total revenues	$150,590	$176,859	$297,183	$347,445

Foreign dredging revenue was $3,279 and $12,420 for the three months ended June 30, 2018 and 2017, respectively, and $8,802 and $31,574 for the six months ended June 30, 2018 and 2017, respectively, and was mostly attributable to work done in the Middle East.

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

Accounts receivable at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Completed contracts	$13,859	$15,974
Contracts in progress	50,302	42,759
Retainage	18,575	21,866
	82,736	80,599
Allowance for doubtful accounts	(430)	(591)

Total accounts receivable—net	$82,306	$80,008

Current portion of accounts receivable—net	$82,306	$75,533
Long-term accounts receivable and retainage	—	4,475
Total accounts receivable—net	$82,306	$80,008

The components of contracts in progress at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$482,780	$558,557
Amounts billed	(447,617)	(490,732)
Costs and earnings in excess of billings for contracts in progress	35,163	67,825
Costs and earnings in excess of billings for completed contracts	19,840	22,963
Total contract revenues in excess of billings	$55,003	$90,788

Billings in excess of costs and earnings:
Amounts billed	$(219,428)	$(325,350)
Costs and earnings for contracts in progress	210,378	321,735
Total billings in excess of contract revenues	$(9,050)	$(3,615)

The Company has $17,693 included in costs in excess of billings that are dependent upon the sale of environmental credits earned for a wetland mitigation project. The sale of these credits is subject to market factors that could cause the amount of expected revenue to be higher or lower than currently estimated. If the amount of proceeds received from the sale of the environmental credits is lower than our expectations, we could sustain a loss of part or all of costs incurred related to this project. Additionally, the timing of realization may be impacted by the timing of a delay in the sale of these environmental credits, requiring a longer period required to recover our investment.

For amounts included in billings in excess of contract revenues balance at the beginning of the year, the Company recognized nearly all of the related revenue during the six months ended June 30, 2018.

At June 30, 2018 and January 1, 2018, costs to fulfill contracts with customers recognized as an asset were $16,300 and $7,732, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three and six months ended June 30, 2018, the company amortized $4,299 and $6,796 of pre-construction costs, respectively.

8.	Restructuring charges

In 2017, a strategic review was begun to improve the Company’s financial results in both domestic and international operations enabling debt reduction, improvements in return on capital and the continued renewal of our extensive fleet with new and efficient dredges to best serve our domestic and international clients. As a result of this review, management began execution of a plan to reduce general and administrative and overhead expenses, retire certain underperforming and underutilized assets, write-off pre-contract costs on a project that was never formally awarded and that the Company no longer intends to pursue and closeout the Company’s Brazil operations. These changes will result in total restructuring charges of approximately $42,000-$47,000, including severance of approximately $3,000, asset retirements of approximately $30,000-$34,000, pre-contract costs of approximately $6,500 and closeout costs of approximately $2,500-$3,500.

Approximately $38,000-$43,000 of this charge consists of non-cash items including depreciation, loss on sale of assets and other items, approximating totals of $12,500-$14,500, $3,000-$5,000 and $21,500-$23,500, respectively. The majority of the charge was recorded in the second half of 2017 with the remainder to be recognized in the dredging segment in 2018.

Restructuring charges currently recognized for the above actions are summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Costs of contract revenues - depreciation	$1,676	$4,668
Costs of contract revenues - other	(274)	993
General and administrative expenses	(28)	(21)
Gain on sale of assets—net	(840)	(847)
Other expense	—	2,015
Total Dredging	534	6,808

General and administrative expenses	(9)	159
Total Environmental & Infrastructure	(9)	159

Costs of contract revenues - depreciation	1,676	4,668
Costs of contract revenues - other	(274)	993
General and administrative expenses	(37)	138
Gain on sale of assets—net	(840)	(847)
Other expense	—	2,015
Total Consolidated	$525	$6,967

The Company accrued rent expense of $4,959 and $5,930 and severance expense of $849 and $1,567 at June 30, 2018 and December 31, 2017, respectively. Both of these items are included in accrued expenses at June 30, 2018 and December 31, 2017 and are expected to be settled in 2018.

9.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2018, the Company had outstanding performance bonds with a notional amount of approximately $1,245,099 of which $41,085 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $498,059.

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

Legal proceedings and other contingencies

As is customary with negotiated contracts and modifications or claims to competitively bid contracts with the U.S. federal government, the U.S. federal government has the right to audit the books and records of the Company to ensure compliance with such contracts, modifications, or claims, and the applicable federal laws. The U.S. federal government has the ability to seek a price adjustment based on the results of such audit. Any such audits have not had, and are not expected to have, a material impact on the financial position, operations, or cash flows of the Company.

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

As discussed in Note 9, Commitments and contingencies, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. Zurich could be obligated to reimburse the loss, damage and expense that may arise from the alleged default. The Company estimated its exposure to a surety bond claim, including associated expenses, to be $20,900 and has recorded this amount in discontinued operations during the three and six months ended June 30, 2017 as follows:

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Dredging
Contract revenues	$135,270	$152,507	$268,893	$305,561
Operating income	11,567	2,989	13,745	3,725

Environmental & infrastructure
Contract revenues	$15,320	$24,711	$28,290	$43,935
Operating loss	(3,433)	(143)	(6,651)	(2,873)

Intersegment revenues	$—	$(359)	$—	$(2,051)
Total
Contract revenues	$150,590	$176,859	$297,183	$347,445
Operating income	8,134	2,846	7,094	852

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2018, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities were approximately 63% of dredging revenues, in line with the Company’s prior three year average of 64%.

The Company’s environmental & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. The environmental & infrastructure segment accounted for 10% of total revenues in the first six months of 2018.

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments and reporting units.

Results of operations

The following tables set forth the components of net loss and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(85.2)	(88.5)	(87.6)	(89.9)
Gross profit	14.8	11.5	12.4	10.1
General and administrative expenses	10.1	9.8	10.5	9.8
(Gain) loss on sale of assets—net	(0.7)	0.1	(0.4)	0.1
Operating income	5.4	1.7	2.3	0.2
Interest expense—net	(6.0)	(3.6)	(5.9)	(3.5)
Equity in loss of joint ventures	—	(0.8)	—	(0.4)
Loss on extinguishment of debt	—	(1.3)	—	(0.7)
Other expense	—	(0.2)	(1.0)	—
Loss from continuing operations before income taxes	(0.6)	(4.2)	(4.6)	(4.4)
Income tax (provision) benefit	—	2.0	1.1	1.8
Loss from continuing operations	(0.6)	(2.2)	(3.5)	(2.6)
Income (loss) from discontinued operations, net of income taxes	—	0.2	—	(3.7)
Net loss	(0.6)	(2.2)	(3.5)	(6.3)

Adjusted EBITDA from continuing operations	14.2%	8.5%	11.1%	7.7%

Adjusted EBITDA from continuing operations, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management and investors to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands)
Net loss	$(974)	$(3,856)	$(10,295)	$(21,495)
Income (loss) from discontinued operations, net of income taxes	—	368	—	(12,697)
Loss from continuing operations	(974)	(4,224)	(10,295)	(8,798)
Adjusted for:
Interest expense—net	8,997	6,441	17,657	12,023
Income tax (provision) benefit	54	(3,454)	(3,241)	(6,247)
Depreciation and amortization	13,340	14,023	28,981	27,501
Loss on extinguishment of debt	—	2,330	—	2,330
Adjusted EBITDA from continuing operations	$21,417	$15,116	$33,102	$26,809

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2018	2017	Change	2018	2017	Change
Dredging:
Capital—U.S.	$69,651	$31,472	121.3%	$146,603	$98,073	49.5%
Capital—foreign	3,279	12,420	(73.6)%	8,802	31,574	(72.1)%
Coastal protection	38,121	60,304	(36.8)%	79,982	100,639	(20.5)%
Maintenance	19,077	34,337	(44.4)%	26,880	56,250	(52.2)%
Rivers & lakes	5,142	13,974	(63.2)%	6,626	19,025	(65.2)%
Total dredging revenues	135,270	152,507	(11.3)%	268,893	305,561	(12.0)%
Environmental & infrastructure	15,320	24,711	(38.0)%	28,290	43,935	(35.6)%
Intersegment revenue	—	(359)	(100.0)%	—	(2,051)	(100.0)%
Total revenues	$150,590	$176,859	(14.9)%	$297,183	$347,445	(14.5)%

Total revenue was $150.6 million for the three months ended June 30, 2018, down $26.3 million, or 15%, from $176.9 million for the same period in the prior year. For the six months ended June 30, 2018, total revenue was $297.2 million, down from revenue of $347.4 million for the same period in the prior year, representing a decrease of $50.2 million or 14%. For the three and six months ended June 30, 2018, the Company experienced an increase in domestic capital revenues offset by decreases in all other types of work within both segments when compared to the prior year periods.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the quarter ended June 30, 2018, domestic capital dredging was $69.7 million, up $38.2 million, or 121%, compared to $31.5 million for the same quarter in 2017. The increase in domestic capital dredging revenues for the quarter was driven by a greater amount of revenue being earned on coastal restoration projects in Louisiana and Mississippi in the current quarter compared to the same period of the prior year. The Charleston entrance channel deepening projects also contributed to the increase in revenue for the three months ended June 30, 2018. These increases in revenue were partially offset by a liquefied natural gas (“LNG”) project in Texas earning higher revenue during the same period in the prior year. Domestic capital dredging for the six months ended June 30, 2018 was $146.6 million compared to $98.1 million for the same period in 2017, representing an increase of $48.5 million, or 49%. For the six months ended June 30, 2018, the higher domestic capital dredging revenues were primarily related to a greater amount of revenue earned on coastal restoration projects and the Charleston entrance deepening projects during the first six months of 2018 as compared to the same period in the prior year. This increase was partially offset by a greater amount of revenue earned on a deepening project on the Delaware River and a LNG project in Texas during the first half of 2017. The Savannah Harbor deepening project also contributed to revenue for the six months ended June 30, 2018.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the second quarter of 2018, foreign capital revenue was $3.3 million, a decrease of $9.1 million, or 73%, as compared to $12.4 million in the same quarter in the prior year. Foreign capital revenue for the first half of 2018 was $8.8 million, a decrease of $22.8 million, or 72%, as compared to $31.6 million for the same period in the prior year. For the three and six months ended June 30, 2018, revenue earned on two projects in Bahrain was offset by revenue earned on a project in Saudi Arabia during 2017 that was not replaced during the current year. Delays in the commencement of a large land reclamation project in Bahrain further contributed to the change in revenue for the three and six months ended June 30, 2018 compared to the same periods of the prior year. During the first quarter of 2018, the Company substantially completed the closeout of its Brazil operations. The absence of projects in Brazil during the current year contributed to the change in revenue for the two periods.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended June 30, 2018 was $38.1 million, a decrease of $22.2 million, or 37%, compared to $60.3 million in the prior year period. The decrease in coastal protection revenue for the three months ended June 30, 2018 is mostly attributable to a decrease in revenue earned from projects in New York and New Jersey, Virginia and North Carolina. That decrease was partially offset by an increase in revenue from projects in Florida and Delaware. Coastal protection revenue for the six months ended June 30, 2018 was $80.0 million, down $20.6 million or 21%, from $100.6 million for the first six months of 2017. The decrease in coastal protection revenue for the six months ended June 30, 2018 was mostly attributable to prior year revenue earned on projects in New York, New Jersey and Virginia. This decrease was partially offset by revenue earned during the current year on large projects in Florida and Georgia as compared to the same period in 2017. Additionally, revenue for the first half of 2017 included a project in North Carolina that did not repeat during the current year period. A coastal protection project in South Carolina also contributed to revenue for the first half of 2018.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the second quarter of 2018 was $19.1 million, down $15.2 million, or 44%, from $34.3 million in the second quarter of 2017. The decrease in maintenance revenues for the three months ended June 30, 2018 was mostly attributable to revenue earned on projects in Maryland, North Carolina and other locations in the Northwest in 2017 that did not repeat in 2018. Maintenance projects in Texas and Virginia contributed to revenue during the three months ended June 30, 2018. Maintenance revenue for the first six months of 2018 was $26.9 million, a decrease of $29.4 million, or 52%, compared to $56.3 million for the comparable period in the prior year. The decrease in maintenance dredging revenues for the three and six months ended June 30, 2018 was mostly attributable to a greater volume of projects worked during the same periods in the prior year. Maintenance projects in Texas, Virginia, Mississippi and Maryland contributed to revenue during the three and six months ended June 30, 2018.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the second quarter of 2018 rivers & lakes revenue was $5.1 million, a decrease of $8.9 million, or 64% from $14.0 million during the same period of 2017. Rivers & lakes revenue for the six months ended June 30, 2018 was $6.6 million, down $12.4 million, or 65%, from $19.0 million in the first six months of 2017. The decrease in rivers & lakes revenue for the three and six months ended June 30, 2018 was driven by a greater amount of revenue earned on a lake project in Illinois in the prior year periods and a project in Florida that did not reoccur in the current year.

The environmental & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation, deep soil mixing and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. Environmental & infrastructure segment revenues during the second quarter of 2018 were $15.3 million, a $9.4 million, or 38%, decrease from $24.7 million for the same prior year period. For the six months ended June 30, 2018, the environmental & infrastructure segment recorded revenues of $28.3 million, a $15.6 million, or 36%, decrease from $43.9 million for the same prior year period. Environmental & infrastructure revenue for the first six months of 2018 included work on remediation projects in New Jersey and California and a geotechnical project in Texas. Revenue on these projects was offset by greater revenue earned in the prior year on remediation projects in Florida, Pennsylvania and Colorado in addition to emergency geotechnical work that did not repeat during the current year. The three and six months ended June 30, 2017 include revenue related to service lines of the environmental & infrastructure segment’s business which did not operate during the current year.

Consolidated gross profit for the quarter ended June 30, 2018 was $22.2 million, up $1.9 million, or 9%, compared to $20.3 million in the same quarter of 2017. Gross profit margin for the three months ended June 30, 2018 was 14.7% compared to 11.5% in the second quarter of 2017. Gross profit for the three months ended June 30, 2018 includes $1.4 million of restructuring charges related to asset retirements. For the second quarter of 2018, the increase in gross profit was due to improved project performance, greater fixed cost coverage and lower overhead in the dredging segment offset by lower margin on environmental & infrastructure projects compared to the same period in the prior year. Consolidated gross profit for the six months ended June 30, 2018 was $36.9 million, up $1.8 million, or 5%, compared to $35.1 million in the same period of the prior year. Gross profit margin for the six months ended June 30, 2018 was 12.4% up from 10.1% in the first six months of 2017. Gross profit for the six months ended June 30, 2018 includes $5.7 million of restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations. During the six months ended June 30, 2018, the Company incurred lower plant costs when compared to the same period of the prior year resulting from the retirement of certain underperforming and underutilized assets. This change was partially offset by lower margin experienced in the environmental & infrastructure segment primarily attributable to a project loss and lower fixed cost coverage on plant due to lower volume of work during the first half of 2018. Further, the prior year periods include an approved change order on a project in the environmental & infrastructure segment which positively impacted gross profit.

During the three and six months ended June 30, 2018, general and administrative expenses were $15.2 million and $31.1 million, respectively, compared to the same periods in prior year in which the three and six months totaled $17.3 million and $34.1 million, respectively. General and administrative expenses decreased by $2.1 million and $3.0 million for the three and six months ended June 30, 2018, respectively compared to the same periods of the prior year. These decreases were attributable to decreases in payroll and benefits for the three and six months of $0.9 million and $1.3 million, respectively. Further decreases in technical and consulting fees of $0.7 million and $1.1 million for the three and six months, respectively contributed to the change in general and administrative expenses compared to the same periods of 2017. The first half of 2018 includes $0.1 million of general and administrative charges associated with restructuring.

Operating income for the second quarter of 2018 was $8.1 million, up $5.3 million compared to operating income of $2.8 million for the same quarter in 2017. The increase in operating income for the second quarter of 2018 was a result of higher gross profit and lower general and administrative expenses compared to the same period in the prior year, as described above. This increase in operating income was offset by a $1.2 million decrease in gain on sale of assets. For the six months ended June 30, 2018, the Company experienced operating income of $7.1 million, a change of $6.2 million, from operating income of $0.9 million in the same prior year period. The change in operating loss for the second quarter of 2018 was a result of lower general and administrative expenses partially and higher gross profit compared to the same period in the prior year, as described above. For the six months ended June 30, 2018, there was a $1.4 million increase in gain on sale of assets.

For the three months ended June 30, 2018 and 2017, net interest expense was $9.0 million and $6.4 million, respectively. Net interest expense for the six months ended June 30, 2018 was $17.7 million, up $5.7 million, or 48%, from interest expense of $12.0 million for the same period in the prior year. The increase in interest expense for the six months ended June 30, 2018 was primarily attributable to a decrease in the amount of interest expense that was being capitalized during the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge, the Ellis Island, and an increase in interest expense related to the higher principal on the Company’s new senior notes as compared to the same periods in the prior year.

Income tax provision for the three months ended June 30, 2018 was $0.1 million compared to an income tax benefit of $3.5 million, for the same period in the prior year. For the six months ended June 30, 2018 and 2017, the income tax benefit was $3.2 million and $6.2 million, respectively. The effective tax rate for the six months ended June 30, 2018 was 23.9%, lower than the effective tax rate of 41.5% for the same period of 2017. The change in effective tax rate is attributable to the recent Tax Cuts and Jobs Act enacted in the fourth quarter of 2017.

The Company experienced a net loss from continuing operations of $1.0 million and a diluted loss per share attributable to continuing operations of $0.02 for the three months ended June 30, 2018, compared to a net loss from continuing operations of $4.2 million and diluted loss per share attributable to continuing operations of $0.07 for the three months ended June 30, 2017. The Company experienced a net loss from continuing operations of $10.3 million and a diluted loss per share attributable to continuing operations of $0.17 for the six months ended June 30, 2018, compared to a net loss from continuing operations of $8.8 million and a diluted loss per share attributable to continuing operations of $0.14 for the same period of 2017. The change in net loss from continuing operations for the three and six months was driven by an increase in interest expense offset by a $2.3 million loss on extinguishment of debt resulting from the Company’s senior notes and a $1.5 million loss associated with the Company’s TerraSea joint venture that were incurred in the same period in the prior year. The change in net loss from continuing operations for the six months ended June 30, 2018 was driven by a $2.0 million charge to other expense for the reversal of a currency translation adjustment related to the closeout of the Company’s Brazil operations during the current year. These items were partially offset by positive changes to operating income and income tax benefit, as noted above, during the first six months of 2018 when compared to the same period in the prior year.

Adjusted EBITDA from continuing operations (as defined on page 24) for the quarter ended June 30, 2018 was $21.4 million, up $6.3 million, or 42%, from $15.1 million in the same quarter in the prior year. The change in Adjusted EBITDA from continuing operations during the second quarter of 2018 was driven by higher gross profit, excluding depreciation. This change was increased by lower general and administrative expenses and an increase of $1.2 million in (gain) loss on sale of fixed assets, as described above. For the six months ended June 30, 2018, Adjusted EBITDA from continuing operations was $33.1 million, up $6.3 million, or 23.5% compared to $26.8 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the first six months of 2018 was attributable to higher gross profit, excluding depreciation, mostly offset by the $2.0 million charge to other expense, as described above. The three and six months ended June 30, 2017 included a $1.5 million loss associated with the Company’s TerraSea joint venture.

Results by segment

Dredging

Dredging segment revenues for the second quarter of 2018 were $135.3 million, a decrease of $17.2 million, or 11% as compared to revenues of $152.5 million for the second quarter of 2017. Dredging revenues for the six months ended June 30, 2018 were $268.9 million, down $36.7 million, or 12%, compared to revenues of $305.6 million for the same prior year period. For the six months ended June 30, 2018, the dredging segment the experienced an increase in domestic capital revenues. This increase was offset by decreases in all other types of work. This change in current year revenues was driven by a greater volume of maintenance projects worked during the three and six months ended June 30, 2017 as compared to the current year periods as well as revenue earned on a project in Saudi Arabia during the first half of 2017 that did not repeat in 2018. Further, the Company earned a greater amount of revenue on a lake project in Illinois and on coastal protection projects in New York, New Jersey and Virginia during the first six months of 2017. These negative impacts to the change in revenue year over year were partially offset by higher domestic capital dredging revenues driven by revenue earned on coastal restoration projects as well as the Charleston entrance channel deepening projects during the three and six months ended June 30, 2018.

Dredging segment gross profit for the second quarter of 2018 was $22.1 million, an increase of $6.1 million or 38%, from a gross profit of $16.0 million in the same period of the prior year. For the six months ended June 30, 2018, the dredging segment gross profit was $36.3 million, up from a gross profit of $29.1 million in the same period of 2017. Dredging segment gross profit margin for the second quarter of 2018 was 16.3% compared to 10.5% for the second quarter of 2017. Further, dredging segment gross profit margin for the six months ended June 30, 2018 increased to 13.5% from gross profit margin of 9.5% for the six months of 2017. Gross profit for the three and six months ended June 30, 2018 includes $1.4 million and $5.7 million, respectively, of restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations. The increase in dredging segment gross profit for the three months ended June 30, 2018 was attributable to improved project execution, greater fixed cost coverage and a reduction of overhead when compared to the same quarter in the prior year. The increase in dredging segment gross profit for the first half of 2018 was driven by lower spend on plant costs during the current year when compared to the same period of the prior year resulting from the retirement of certain underperforming and underutilized assets. This increase was partially offset by lower margins on some of the Company’s domestic dredging projects.

For the quarter ended June 30, 2018, the dredging segment recorded operating income of $11.6 million, up $8.6 million, from $3.0 million for the same period of the prior year. Dredging segment operating income for the six months ended June 30, 2018 was $13.7 million, a $10.0 million increase from $3.7 million in the first six months of 2017. The change in operating income for the three and six months ended June 30, 2018 is primarily attributable to higher gross profit, as described above. General and administrative expenses within the dredging segment declined slightly during the three and six months ended June 30, 2018, mostly related to decreases in payroll and benefits expense, resulting from restructuring savings initiatives, slightly offset by increases in legal and professional fees compared to the same periods in 2017. The Company recorded a gain on sale of assets of $1.1 million and $1.3 million for the three and six months ended June 30, 2018, respectively, which further contributed to the increase in operating income compared to the same prior year periods.

Environmental & infrastructure

For the quarter ended June 30, 2018, environmental & infrastructure revenues were $15.3 million, down $9.4 million from revenues of $24.7 million in the same quarter of the previous year. Environmental & infrastructure segment revenues for the six months ended June 30, 2018 were $28.3 million, down $15.6 million, or 36%, from revenue of $43.9 million for the first six months of 2017. Environmental & infrastructure revenues for the first six months of 2018 included work on remediation projects in New Jersey and California and a geotechnical project in Texas. Revenue on these projects was offset by greater revenue earned in the prior year on remediation projects in Florida, Pennsylvania and Colorado in addition to emergency geotechnical work that did not repeat during the current year. Additionally, the three and six months ended June 30, 2017 includes revenue related to service lines of the environmental & infrastructure segment’s business which did not operate during the current year.

Environmental & infrastructure segment gross profit for the second quarter of 2018 was $0.1 million, down $4.2 million, from gross profit of $4.3 million in the second quarter of 2017. The environmental & infrastructure segment experienced a gross profit of $0.7 million and $6.0 million for the six months ended June 30, 2018 and 2017, respectively. Environmental & infrastructure gross profit margin was 0.7% and 17.3% for the three months ended June 30, 2018 and 2017, respectively. For the first six months of 2018, the environmental & infrastructure segment experienced a gross profit margin of 2.5% compared to 13.6% for the same period of the prior year. The change in gross profit was driven by lower margins on projects in the second quarter of 2018 when compared to the same period in the prior year. The change in gross profit during the six months ended June 30, 2018 was driven lower margin resulting from a project loss and lower fixed cost coverage on plant due to lower volume of work during the first half of 2018. Further, the prior year periods include an approved change order on a project which positively impacted the environmental & infrastructure segment’s gross profit.

The environmental & infrastructure segment experienced an operating loss of $3.4 million for the quarter ended June 30, 2018, a $3.3 million change from an operating loss of $0.1 million for the same quarter in 2017. For the six months ended June 30, 2018, the environmental & infrastructure segment experienced an operating loss of $6.7 million, a change of $3.8 million compared to an operating loss of $2.9 million for the same period of the prior year. The change in operating loss for the six months ended June 30, 2018 is mostly attributable to the decrease in gross profit, as described above, partially offset by a decrease in general and administrative expenses. For the three and six months ended June 30, 2018, the environmental & infrastructure segment experienced decreases in payroll and benefits expenses resulting from restructuring savings initiatives and a slight decline in technical and consulting fees when compared to the same periods in 2017.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2018	2017	2017
Dredging:
Capital - U.S.	$335,588	$383,577	$238,581
Capital - foreign	3,788	8,575	9,784
Coastal protection	129,689	76,460	55,439
Maintenance	12,254	23,662	42,866
Rivers & lakes	25,192	19,046	38,801
Dredging Backlog	506,511	511,320	385,471
Environmental & infrastructure	28,454	35,357	52,768
Total Backlog	$534,965	$546,677	$438,239

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging and environmental & infrastructure contracts these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 82% of the Company’s June 30, 2018 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the quarter ended June 30, 2018 was $359.6 million, a $140.3 million increase compared to the same period in the prior year. For the six months ended June 30, 2018, the domestic dredging bid market was $692.1 million, an increase of $264.8 million, compared to the first six months of 2017. Domestic capital projects awarded during the current year period include the Boston Harbor deepening project, an additional deepening project in Massachusetts, the option on the Charleston entrance channel deepening project and a channel widening project in Texas. Additional domestic projects awarded during the current period include maintenance work in Louisiana and on the West Coast, an LNG project in Texas, coastal protection projects in New York, Florida, South Carolina and North Carolina and rivers & lakes projects in Louisiana and on the Mississippi River. The bid market for the six months ended June 30, 2018 improved over the prior year due to higher amounts of all domestic dredging work types being bid as compared to the same prior year period. For the contracts awarded during the first half of the current year, the Company won 76%, or $135.7 million, of the coastal protection projects, 35%, or $86.0 million, of the domestic capital projects, 4%, or $8.6 million, of the maintenance projects and 23%, or $12.4 million, of rivers & lakes projects through June 30, 2018. The Company won 35% of the overall domestic bid market for the first six months of 2018, which is below the Company’s prior three year average of 46%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $506.5 million at June 30, 2018 compared to $511.3 million of backlog at December 31, 2017. These amounts do not reflect approximately $84.2 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2018. At December 31, 2017 the amount of domestic low bids and options pending award was $69.9 million.

Domestic capital dredging backlog at June 30, 2018 was $48.0 million lower than at December 31, 2017. During the first six months of 2018, the Company was awarded the option on the Charleston entrance channel deepening project and a channel widening project in Texas. During the six months ended June 30, 2018, the Company earned revenue on the Charleston entrance channel deepening project, coastal restoration projects in Louisiana and an LNG project in Texas which were in backlog at December 31, 2017. The Company completed work on the multi-year Delaware River and Savannah Harbor deepening projects during the first six months of 2018. Subsequent to the end of the quarter, the Company was awarded a $14 million variation order for deepening work on the Delaware River. Successful expansion of the Panama Canal in recent years continues to put pressure on ports on the East and Gulf Coasts to deepen and widen in anticipation of the neo-Panamax vessels. With several port expansions underway, several other port expansions are entering new phases and several additional projects are being expedited. Deepening projects in Corpus Christi, Jacksonville and Tampa were recently let for bid. Further, projects to deepen the Mississippi River and Port of Virginia are being expedited. The nation’s governors continue to show commitment to their respective ports through engagement and funding.  Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance.

Foreign capital dredging backlog at June 30, 2018 was $4.8 million lower than at December 31, 2017. During the second quarter of 2017, the Company was the low bidder on a $68 million project in Bahrain which the Company expects to be awarded by the third quarter of 2018. During the first six months of 2018, the Company continued to earn revenue on projects in the Middle East which were in backlog at December 31, 2017. During the first quarter of 2018, the Company completed work on a multi-year project in Saudi Arabia. Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism, all of which are expected to add nearly 400 viable dredging projects over the next several years. The Company expects the additional global opportunities to provide a continued source of future international dredging revenue.

Coastal protection dredging backlog at June 30, 2018 was $53.2 million higher than at December 31, 2017. In the first six months of 2018, the Company was awarded coastal protection projects in Georgia, New York, Virginia, North Carolina and South Carolina totaling approximately $135.7 million. During the first six months of 2018, the Company completed coastal protection projects in New Jersey, South Carolina and Florida which were in backlog at December 31, 2017. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. With continued funding available for projects in the Northeast from the Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm system last year involving Hurricanes Harvey, Irma, and Maria, the U.S. Senate Committee on Appropriations passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on their plans for this money, and it is currently believed that over $1 billion is expected to be added to their dredging related budget over the next few years. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance.

Maintenance dredging backlog was down $11.4 million from December 31, 2017. During the first six months of 2018, the Company was awarded a maintenance project in Texas. During the first six months of 2018, the Company completed work on projects in Maryland, Mississippi and Delaware which were in backlog at December 31, 2017. The Company continued to earn revenue on a project in Virginia during the first half of 2018. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. Further, the water resources development bill, rebranded as the Water Infrastructure Improvements for the Nation Act (“WIIN”) was enacted during the fourth quarter of 2016. WIIN emphasizes previous Water Resources Reform and Development Act (“WRRDA”) language which calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WIIN ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2018 and beyond. In line with their commitment, Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 94% utilization of the HMTF in FY 2018 and 95% proposed in the FY 2019 budget.

Rivers & lakes backlog at June 30, 2018 increased by $6.1 million from backlog at December 31, 2017. During the second quarter of 2018, the Company was awarded a project in Louisiana. For the six months ended June 30, 2018, the Company continued to earn revenue on projects in New Jersey and Mississippi and on a lake project in Illinois which were in backlog at December 31, 2017. Subsequent to the end of the second quarter, the Company was awarded a $70 million project in Texas which is the first major Houston-area flood-control project after Hurricane Harvey. The project is expected to keep the Company’s rivers & lakes’ equipment occupied into 2019.

Environmental & infrastructure services backlog decreased $6.9 million from December 31, 2017. During the first six months of 2018, the Company was awarded five remediation projects and three geotechnical projects. For the six months ended June 30, 2018, the Company continued to earn revenue on remediation projects in New Jersey, California and Texas which were in backlog at December 31, 2017. Environmental & infrastructure continues to hold focus on geographical expansion of geotechnical service offerings. Additionally, the Company is pursuing remediation opportunities arising from the transformation of the U.S. infrastructure, specifically related to the remediation requirements as mandated by the Environmental Protection Agency’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015. The Company has implemented an aggressive initiative targeting project work in the water management and infrastructure sector, including embankment (dam and levee) rehabilitation, channel maintenance, wetlands and habitat restoration, reservoir construction and maintenance, and shoreline stabilization and reinforcement.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities, borrowings under the Company’s revolving credit facility and proceeds from previous issuances of long term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities of continuing operations for the six months ended June 30, 2018 and 2017 totaled $25.3 million and $22.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations in the first six months of 2018 compared to the same period in the prior year was driven by a greater investment in working capital during the prior year period.

The Company’s cash flows used in investing activities for the first six months of 2018 and 2017 totaled $1.8 million and $32.1 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the first quarter of 2018, the Company received $4.5 million in cash proceeds from a sale-leaseback of a dredge. Additionally, during the first half of 2018, the Company received $5.5 million in proceeds from the sale of underperforming and underutilized assets identified through the Company’s strategic review. During the six months ended June 30, 2018, the Company spent $1.7 million on the Company’s dual mode articulated tug/barge trailing suction hopper dredge, the Ellis Island, compared to $18.4 million in the same period in the prior year.

The Company’s cash flows provided by (used in) financing activities for the six months ended June 30, 2018 and 2017 totaled $(25.8) million and $26.6 million, respectively. The decrease in cash provided by financing activities primarily relates to the issuance of the Company’s $325 million of 8% senior notes during the second quarter of 2017. The Company used a portion of the net proceeds to redeem its $275 million of 7.375% senior notes and repay a portion of the Company’s revolver during the six months ended June 30, 2017. The Company also paid $4.5 million in financing fees on the issuance of the senior notes during the prior year period. Further, the Company had $24.1 million of repayments on its revolving credit facility during the first six months of 2018 compared to repayments of $18.1 million during the same period of the prior year.

Credit agreement

On December 30, 2016, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Dredge & Dock Environmental, Inc., Great Lakes Environmental & Infrastructure Solutions, LLC and Great Lakes Environmental & Infrastructure, LLC (collectively, the “Credit Parties”) entered into a revolving credit and security agreement, as subsequently amended, (the “Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent, PNC Capital Markets, CIBC Bank USA, Suntrust Robinson Humphrey, Inc., Capital One, National Association and Bank of America, N.A., as Joint Lead Arrangers and Joint Bookrunners, Texas Capital Bank, National Association, as Syndication Agent and Woodforest National Bank, as Documentation Agent. The Credit Agreement, which replaced the Company’s former revolving credit agreement, provides for a senior secured revolving credit facility in an aggregate principal amount of up to $250 million, subfacilities for the issuance of standby letters of credit up to a $250 million sublimit and swingline loans up to a $25 million sublimit. The maximum borrowing capacity under the Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination. The Credit Agreement also includes an increase option that will allow the Company to increase the senior secured revolving credit facility by an aggregate principal amount of up to $100 million. This increase is subject to lenders providing incremental commitments for such increase, the Credit Parties having adequate borrowing capacity and that no default or event of default exists both before and after giving effect to such incremental commitment increase.

The Credit Agreement also provides for certain actions contemplated in the plan of restructuring with respect to the Company’s 2017 and 2018 fiscal years including allowing up to an aggregate of $20 million of expenses related to the buy-out of operating leases and allowing capital expenditures planned but not incurred by all Credit Parties in fiscal year 2017 to be carried forward to fiscal year 2018; provided that, the aggregate amount of all capital expenditures incurred by all Credit Parties in fiscal years 2017 and 2018 does not exceed $135 million. Additionally, the Credit Agreement contains acknowledgments and agreements from the Agent and the required lenders with respect to certain EBITDA add-backs for fiscal years 2017 and 2018 described therein. Refer to Note 8, Restructuring charges, in the company’s financial statements.

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00. The Company is required to maintain this ratio if its availability under the Credit Agreement falls below $31.3 million for five consecutive days or $25.0 million for one day. The Credit Parties are also restricted in the amount of capital expenditures they may make in each fiscal year. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement were or will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement and finance ongoing working capital, and for other general corporate purposes. The Credit Agreement matures on December 30, 2019.

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

As of June 30, 2018, the Company had $70.9 million of borrowings on the revolver and $31.6 million of letters of credit outstanding, resulting in $75.5 million of availability under the Credit Agreement. The availability under the Credit Agreement is suppressed by $72.0 million as of June 30, 2018 as a result of certain additional limitations set forth in the Credit Agreement.

Surety agreements

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At June 30, 2018, the Company had outstanding performance bonds totaling approximately $1,245.1 million, of which $41.1 million relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $498.1 million.

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

Senior notes

In May 2017, the Company issued $325 million in aggregate principal amount of its 8% senior notes (“8% Senior Notes”) due May 15, 2022. Approximately $283 million of the net proceeds from the issuance of the 8% Senior Notes were used to prepay all of the Company’s 7.375% senior notes due February 2019, including a tender premium and accrued and unpaid interest. Interest on the 8% Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The 8% Senior Notes are senior unsecured obligations of the Company and will be guaranteed on a senior unsecured basis by the guarantors and any other subsidiary guarantors that from time to time become parties to the indenture. The terms of the indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on their assets; (iv) transfer and sell assets; (v) enter into certain business combinations with third parties or into certain other transactions with affiliates; (vi) create restrictions on dividends or other payments by the Company’s restricted subsidiaries; and (vii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture.

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

The market risk of the Company’s financial instruments as of June 30, 2018 has not materially changed since December 31, 2017. The market risk profile of the Company on December 31, 2017 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes, except for the following, during the six months ended June 30, 2018 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

New tariffs have resulted in increased prices and could adversely affect our business operations, revenues and profits.

Recently, the United States imposed Section 232 tariffs on certain steel and aluminum products, such as imported dredge-related machinery and pipes. These tariffs have increased the prices of these inputs. Increased prices for imported steel and aluminum products have lead domestic sellers to respond with market-based increases to prices for such inputs as well. We cannot be sure of the ultimate effect such tariffs or any additional tariffs will have on our operating profits. If we are not able to pass these price increases on to our customers or to secure adequate alternative sources for such inputs on a timely basis, the tariffs may have a material adverse effect on our business operations, revenues and profits.

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

Date:  August 1, 2018