Form 10-Q
period 2018-09-30
Great Lakes Dredge & Dock CORP
filed 2018-11-06
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, 62,479,490 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2018

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,127	$15,852
Accounts receivable—net	86,665	75,533
Contract revenues in excess of billings	36,151	90,788
Inventories	32,004	34,600
Prepaid expenses and other current assets	39,411	45,411
Total current assets	217,358	262,184

PROPERTY AND EQUIPMENT—Net	365,491	407,294
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	84,038	84,484
INVENTORIES—Noncurrent	56,821	54,023
INVESTMENTS IN JOINT VENTURES	5,164	2,714
ASSETS HELD FOR SALE—Noncurrent	8,846	8,530
OTHER	12,588	13,128
TOTAL	$750,306	$832,357

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,302	$87,659
Accrued expenses	47,411	56,218
Billings in excess of contract revenues	11,152	3,615
Current portion of long-term debt	909	2,758
Total current liabilities	139,774	150,250

LONG-TERM DEBT	321,727	333,141
REVOLVING CREDIT FACILITY	30,882	95,000
DEFERRED INCOME TAXES	25,605	25,561
OTHER	7,883	7,109
Total liabilities	525,871	611,061

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 62,730 and 61,897 shares issued; 62,452 and 61,619 shares outstanding at September 30, 2018 and December 31, 2017, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	292,902	289,821
Accumulated deficit	(67,271)	(67,101)
Accumulated other comprehensive income	231	3
Total equity	224,435	221,296
TOTAL	$750,306	$832,357

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Contract revenues	$204,322	$163,317	$501,505	$510,762
Costs of contract revenues	162,188	143,499	422,426	455,850
Gross profit	42,134	19,818	79,079	54,912
General and administrative expenses	17,293	17,522	48,406	51,584
Loss on sale of assets—net	1,452	175	190	355
Operating income	23,389	2,121	30,483	2,973
Interest expense—net	(8,062)	(6,417)	(25,719)	(18,440)
Equity in earnings (loss) of joint ventures	—	26	—	(1,441)
Loss on extinguishment of debt	—	—	—	(2,330)
Other income (expense)	165	(266)	(2,808)	(343)
Income (loss) from continuing operations before income taxes	15,492	(4,536)	1,956	(19,581)
Income tax (provision) benefit	(3,790)	1,308	(549)	7,555
Income (loss) from continuing operations	11,702	(3,228)	1,407	(12,026)
Loss from discontinued operations, net of income taxes	—	—	—	(12,697)
Net income (loss)	$11,702	$(3,228)	$1,407	$(24,723)

Basic earnings (loss) per share attributable to continuing operations	$0.19	$(0.05)	$0.02	$(0.19)
Basic loss per share attributable to discontinued operations, net of tax	—	—	—	(0.21)
Basic earnings (loss) per share	$0.19	$(0.05)	$0.02	$(0.40)
Basic weighted average shares	62,358	61,462	62,147	61,290

Diluted earnings (loss) per share attributable to continuing operations	$0.18	$(0.05)	$0.02	$(0.19)
Diluted loss per share attributable to discontinued operations, net of tax	—	—	—	(0.21)
Diluted earnings (loss) per share	$0.18	$(0.05)	$0.02	$(0.40)
Diluted weighted average shares	63,260	61,462	63,340	61,290

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$11,702	$(3,228)	$1,407	$(24,723)
Currency translation adjustment—net of tax (1)	(14)	(2)	1,290	(24)
Net unrealized (gain) loss on derivatives—net of tax (2)	(201)	1,684	(1,062)	232
Other comprehensive income (loss)—net of tax	(215)	1,682	228	208
Comprehensive income (loss)	$11,487	$(1,546)	$1,635	$(24,515)

(1)

Net of income tax benefit of $21 and $13 for the three months ended September 30, 2018 and 2017, respectively. Net of income tax (provision) benefit of $(551) and $46 for the nine months ended September 30, 2018 and 2017, respectively.

(2)

Net of income tax (provision) benefit of $(242) and $1,098 for the three months ended September 30, 2018 and 2017, respectively. Net of income tax (provision) benefit of $(1,191) and $151 for the nine months ended September 30, 2018 and 2017, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Total

BALANCE—January 1, 2018	61,897	$6	(278)	$(1,433)	$289,821	$(67,101)	$3	$221,296

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	(1,577)	—	(1,577)
Share-based compensation	105	—	—	—	3,294	—	—	3,294
Vesting of restricted stock units, including impact of shares withheld for taxes	492	—	—	—	(1,075)	—	—	(1,075)
Exercise of options and purchases from employee stock plans	236	—	—	—	862	—	—	862
Net income	—	—	—	—	—	1,407	—	1,407
Other comprehensive income—net of tax	—	—	—	—	—	—	228	228
BALANCE—September 30, 2018	62,730	$6	(278)	$(1,433)	$292,902	$(67,271)	$231	$224,435

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

BALANCE—January 1, 2017	61,240	$6	(278)	$(1,433)	$286,303	$(35,841)	$(1,145)	$247,890

Share-based compensation	208	—	—	—	2,514	—	—	2,514
Vesting of restricted stock units, including impact of shares withheld for taxes	147	—	—	—	(328)	—	—	(328)
Exercise of options and purchases from employee stock plans	258	—	—	—	867	—	—	867
Net loss	—	—	—	—	—	(24,723)	—	(24,723)
Other comprehensive income—net of tax	—	—	—	—	—	—	208	208
BALANCE—September 30, 2017	61,853	$6	(278)	$(1,433)	$289,356	$(60,564)	$(937)	$226,428

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$1,407	$(24,723)
Loss from discontinued operations, net of income taxes	—	(12,697)
Income (loss) from continuing operations	$1,407	$(12,026)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	41,290	38,707
Equity in earnings of joint ventures	(2,988)	(5,726)
Cash distributions from joint ventures	538	4,486
Loss on extinguishment of 7 3/8% senior notes	—	2,330
Deferred income taxes	931	(7,347)
Loss on sale of assets	190	355
Other non-cash restructuring items	2,015	—
Amortization of deferred financing fees	2,637	2,468
Unrealized net loss from mark-to-market valuations of derivatives	—	1,747
Unrealized foreign currency gain	(215)	(64)
Share-based compensation expense	3,294	2,514
Changes in assets and liabilities:
Accounts receivable	(6,657)	8,794
Contract revenues in excess of billings	49,563	12,409
Inventories	(202)	(3,443)
Prepaid expenses and other current assets	12,581	6,148
Accounts payable and accrued expenses	(11,157)	(27,055)
Billings in excess of contract revenues	(146)	(316)
Other noncurrent assets and liabilities	(4,147)	(482)
Net cash flows provided by operating activities from continuing operations	88,934	23,498
Net cash flows used in operating activities of discontinued operations	—	(20,900)
Cash provided by operating activities	88,934	2,598

INVESTING ACTIVITIES:
Purchases of property and equipment	(29,671)	(49,377)
Proceeds from dispositions of property and equipment	12,245	9,198
Cash used in investing activities	(17,426)	(40,179)

	Nine Months Ended
	September 30,
	2018	2017
FINANCING ACTIVITIES:
7 3/8% senior notes tender premium	—	(744)
Deferred financing fees	—	(4,522)
Repayments of debt	(1,428)	(277,026)
Proceeds from issuance of debt	—	326,241
Taxes paid on settlement of vested share awards	(1,075)	(328)
Exercise of options and purchases from employee stock plans	862	867
Borrowings under revolving loans	18,000	89,425
Repayments of revolving loans	(82,118)	(103,536)
Cash provided by (used in) financing activities	(65,759)	30,377
Effect of foreign currency exchange rates on cash and cash equivalents	26	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,775	(7,212)
Cash, cash equivalents and restricted cash at beginning of period	17,352	19,702
Cash, cash equivalents and restricted cash at end of period	$23,127	$12,490

Supplemental Cash Flow Information
Cash paid for interest	$17,402	$20,986
Cash paid for income taxes	$255	$574

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$3,920	$2,021
Repayments of debt with proceeds from sale-leaseback transactions	$13,034	$—

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2018, and its results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been included.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash at September 30, 2018 and December 31, 2017 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$23,127	$15,852
Restricted cash included in other long-term assets	—	1,500
Cash, cash equivalents and restricted cash at end of period	$23,127	$17,352

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

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Costs of contract revenues	$(3,123)	$3,739
Income tax (provision) benefit	(1,406)	1,443
Income (loss) from continuing operations	1,717	(2,296)
Net income (loss)	$1,717	$(2,296)

Comprehensive income (loss)	$1,717	$(2,296)

Basic earnings (loss) per share attributable to continuing operations	$0.03	$(0.03)
Diluted earnings (loss) per share attributable to continuing operations	$0.03	$(0.03)

September 30, 2017
Prepaid expenses and other current assets	$(3,739)
Deferred income taxes	(1,443)
Accumulated deficit	$(2,296)

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

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s reportable segments and reporting units of which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2018 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2019 should no triggering events occur which would require a test prior to the next annual test.

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

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) and subsequently issued other Accounting Standard Updates related to the Accounting Standards Codification Topic 842 (collectively, “ASC 842”). The FASB issued ASC 842 to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company expects to adopt ASC 842 as of January 1, 2019 using the package of practical expedients that allow entities to retain the classification of lease contracts existing as of the date of adoption. The Company continues its implementation of ASC 842 as it relates to changes necessitated on our internal controls and processes to comply with the guidance. The Company expects the adoption of ASC 842 to result in a material increase to assets and liabilities on its consolidated balance sheets. As we expect full implementation of the standard to extend until year-end, the Company is still evaluating the effect of the adoption of ASC 842 on its consolidated statements of operations and statements of cash flows.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2018	2017	2018	2017

Income (loss) from continuing operations	$11,702	$(3,228)	$1,407	$(12,026)
Loss from discontinued operations, net of income taxes	—	—	—	(12,697)
Net income (loss)	11,702	(3,228)	1,407	(24,723)

Weighted-average common shares outstanding — basic	62,358	61,462	62,147	61,290
Effect of stock options and restricted stock units	902	—	1,193	—

Weighted-average common shares outstanding — diluted	63,260	61,462	63,340	61,290

Earnings (loss) per share from continuing operations — basic	$0.19	$(0.05)	$0.02	$(0.19)
Earnings (loss) per share from continuing operations — diluted	$0.18	$(0.05)	$0.02	$(0.19)

For the quarter and nine months ended September 30, 2017, 611 and 646 options and restricted stock units, respectively, were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods.

For the quarter and nine months ended September 30, 2018 and 2017, the following stock options and restricted stock units were excluded from the calculation of diluted earnings per share as such stock options and restricted stock units were determined to be anti-dilutive:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Effect of stock options and restricted stock units	1,224	1,288	1,489	1,399

3.	Accrued expenses

Accrued expenses at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017

Insurance	$13,185	$22,941
Payroll and employee benefits	11,829	8,747
Interest	10,103	4,210
Percentage of completion adjustment	3,234	3,591
Income and other taxes	2,193	2,794
Accrued rent	458	6,519
Other	6,409	7,416
Total accrued expenses	$47,411	$56,218

4.	Long-term debt

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

As of September 30, 2018, the Company had $30,882 of borrowings on the revolver, $31,587 of letters of credit outstanding and $161,333 of availability under the Credit Agreement. The availability under the Credit Agreement is suppressed by $26,198 as of September 30, 2018 as a result of certain additional limitations set forth in the Credit Agreement.

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

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. The current portion of all equipment notes is $909. The long-term portion is $278 and is included in notes payable or other long-term liabilities. In February 2018, the Company completed a sale-leaseback of a vessel yielding net proceeds of $4,500. Included in this transaction was the retirement of the asset and related equipment note, and the transaction resulted in a deferred gain that will be amortized over the life of the lease.

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

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,064	$—	1,064	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$2,501	$—	$2,501	$—

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

As of September 30, 2018, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2019. As of September 30, 2018, there were 5.8 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through September 2019. Under these swap agreements, the Company will pay fixed prices ranging from $1.94 to $2.23 per gallon.

At September 30, 2018 and December 31, 2017, the fair value assets of the fuel hedge contracts were estimated to be $1,064 and $2,501, respectively, and are recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2018 were $2,211. The remaining gains and losses included in accumulated other comprehensive income at September 30, 2018 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of September 30, 2018 and December 31, 2017 is as follows:

		Fair Value at
		September 30,	December 31,
	Balance Sheet Location	2018	2017
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$1,064	$2,501

Accumulated other comprehensive income

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cumulative translation adjustments—net of tax	$(14)	$(2)	$1,290	$(24)
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	(442)	(35)	(2,211)	160
Change in fair value of derivatives—net of tax	241	1,719	1,149	72
Net unrealized gain on derivatives—net of tax	(201)	1,684	(1,062)	232
Total other comprehensive income (loss)	$(215)	$1,682	$228	$208

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2018	2017	2018	2017
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(599)	$(59)	$(2,995)	$264
	Income tax (provision) benefit	(157)	(24)	(784)	104
		$(442)	$(35)	$(2,211)	$160

The Company substantially completed the closeout of its Brazil operations, during the first quarter of 2018. This liquidation resulted in the reversal of the Company’s cumulative translation adjustment of $2,015, recorded during the first quarter of 2018, related to Brazil which is included in other expense in the Condensed Consolidated Statements of Operations.

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at September 30, 2018, refer to Note 4, Long-term debt. The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $333,938 at September 30, 2018, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the nine months ended September 30, 2018, the Company granted 2,020 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,030 and $756 for the three months ended September 30, 2018 and 2017, respectively, and $3,294 and $2,514 for the nine months ended September 30, 2018 and 2017, respectively.

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

Prior to January 1, 2018, the Company measured completion based on engineering estimates of the physical percentage completed for dredging contracts and based upon cost incurred to date compared to total estimated costs, also known as cost-to-cost, for environmental & infrastructure contracts. Under the new accounting principle, the Company measures progress toward completion on all contracts utilizing the cost-to-cost method. Additionally, the Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. At September 30, 2018, the impact of this change in accounting principle on the Condensed Consolidated Balance Sheets is as follows:

September 30, 2018
ASSETS
Contract revenues in excess of billings	$(18,363)
Other current assets	8,807
Other	5,012
LIABILITIES AND EQUITY
Accrued expenses	(1,255)
Billings in excess of contract revenues	1,918
Deferred taxes	(1,354)

Accumulated deficit	$(3,853)

For the three and nine months ended September 30, 2018, the impact of this change in accounting principle on the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018

Contract revenues	$1,331	$(20,281)
Cost of contract revenues	795	(15,074)
Income tax (provision) benefit	(139)	1,354
Income (loss) from continuing operations	397	(3,853)
Net income (loss)	$397	$(3,853)

Comprehensive income (loss)	$397	$(3,853)

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

The dredging and environmental & infrastructure segments typically satisfy their performance obligations upon completion of service. The majority of the Company’s contracts are completed in a year or less. At September 30, 2018, the Company had $689,158 of remaining performance obligations, which the Company refers to as total backlog. Approximately 39% of the Company’s backlog will be completed in 2018 with the remaining balance expected to be completed by 2020.

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

The following table sets forth, by segment and type of work, the Company’s contract revenues for the periods ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues (in thousands)	2018	2017	2018	2017
Dredging:
Capital—U.S.	$105,934	$30,561	$252,537	$128,634
Capital—foreign	5,045	5,849	13,847	37,423
Coastal protection	42,691	40,726	122,673	141,365
Maintenance	11,581	42,282	38,461	98,532
Rivers & lakes	13,420	14,444	20,046	33,469
Total dredging revenues	178,671	133,862	447,564	439,423
Environmental & infrastructure	25,651	29,667	53,941	73,602
Intersegment revenue	—	(212)	—	(2,263)
Total revenues	$204,322	$163,317	$501,505	$510,762

The following table sets forth, by segment and type of customer, the Company’s contract revenues for the periods ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues (in thousands)	2018	2017	2018	2017
Dredging:
Federal government	$144,050	$73,674	$313,657	$271,162
State and local government	7,107	52,070	77,078	110,380
Private	22,469	2,269	42,982	20,458
Foreign	5,045	5,849	13,847	37,423
Total dredging revenues	178,671	133,862	447,564	439,423
Environmental & infrastructure:
Private	11,739	12,786	29,140	34,282
Other	13,912	16,881	24,801	39,320
Intersegment revenue	—	(212)	—	(2,263)
Total revenues	$204,322	$163,317	$501,505	$510,762

Foreign dredging revenue was $5,045 and $5,849 for the three months ended September 30, 2018 and 2017, respectively, and $13,847 and $37,423 for the nine months ended September 30, 2018 and 2017, respectively, and was mostly attributable to work done in the Middle East.

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

Accounts receivable at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Completed contracts	$29,501	$15,974
Contracts in progress	43,541	42,759
Retainage	14,252	21,866
	87,294	80,599
Allowance for doubtful accounts	(629)	(591)

Total accounts receivable—net	$86,665	$80,008

Current portion of accounts receivable—net	$86,665	$75,533
Long-term accounts receivable and retainage	—	4,475
Total accounts receivable—net	$86,665	$80,008

The components of contracts in progress at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$343,847	$558,557
Amounts billed	(311,955)	(490,732)
Costs and earnings in excess of billings for contracts in progress	31,892	67,825
Costs and earnings in excess of billings for completed contracts	6,370	22,963
Total contract revenues in excess of billings	$38,262	$90,788

Current portion of contract revenues in excess of billings	$36,151	$90,788
Long-term contract revenues in excess of billings	2,111	—
Total contract revenues in excess of billings	$38,262	$90,788

Billings in excess of costs and earnings:
Amounts billed	$(359,914)	$(325,350)
Costs and earnings for contracts in progress	348,762	321,735
Total billings in excess of contract revenues	$(11,152)	$(3,615)

For amounts included in billings in excess of contract revenues balance at the beginning of the year, the Company recognized nearly all of the related revenue during the nine months ended September 30, 2018.

At September 30, 2018 and January 1, 2018, costs to fulfill contracts with customers recognized as an asset were $14,797 and $7,732, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three and nine months ended September 30, 2018, the company amortized $6,249 and $13,045 of pre-construction costs, respectively.

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

Restructuring charges currently recognized for the above actions are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Costs of contract revenues—depreciation	$1,341	$—	$6,009	$—
Costs of contract revenues—other	765	316	1,758	316
General and administrative expenses	153	1,306	132	1,306
Loss on sale of assets—net	1,737	—	890	—
Other expense	—	—	2,015	—
Total Dredging	3,996	1,622	10,804	1,622

General and administrative expenses	535	415	694	415
Total Environmental & Infrastructure	535	415	694	415

Costs of contract revenues—depreciation	1,341	—	6,009	—
Costs of contract revenues—other	765	316	1,758	316
General and administrative expenses	688	1,721	826	1,721
Loss on sale of assets—net	1,737	—	890	—
Other expense	—	—	2,015	—
Total Consolidated	$4,531	$2,037	$11,498	$2,037

The Company accrued rent expense related to restructuring costs of $0 at September 30, 2018, compared to $5,930 at December 31, 2017. The reduction in accrued rent expense relating to restructuring costs is the result of the buyout of two vessel leases during the 2018 third quarter. The Company accrued severance expense of $929 and $1,567 at September 30, 2018 and December 31, 2017, respectively, which are expected to be settled in 2018. Both of these items are included in accrued expenses.

9.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2018, the Company had outstanding performance bonds with a notional amount of approximately $1,294,631 of which $41,085 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $661,050.

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

In September 2018, Environmental Protection Agency (“EPA”) Region 4 informed the Company of the EPA’s intent to file an administrative complaint against the Company relating to a project the Company performed at PortMiami from 2013-2015. The EPA is alleging violations of Section 103 of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”) and failure to report violations of the MPRSA. The Company disagrees with EPA on whether a violation occurred and, if a violation did occur, the appropriate penalty calculation, and will defend ourselves vigorously.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Dredging
Contract revenues	$178,671	$133,862	$447,564	$439,423
Operating income	25,081	5,848	38,826	9,573

Environmental & infrastructure
Contract revenues	$25,651	$29,667	$53,941	$73,602
Operating loss	(1,692)	(3,727)	(8,343)	(6,600)

Intersegment revenues	$—	$(212)	$—	$(2,263)
Total
Contract revenues	$204,322	$163,317	$501,505	$510,762
Operating income	23,389	2,121	30,483	2,973

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2018, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities were approximately 70% of dredging revenues, above the Company’s prior three year average of 64%.

The Company’s environmental & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation for the state, local and private party markets. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. The environmental & infrastructure segment accounted for 11% of total revenues in the first nine months of 2018.

The Company has two operating segments: dredging and environmental & infrastructure, which are also the Company’s two reportable segments and reporting units.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(79.4)	(87.9)	(84.2)	(89.2)
Gross profit	20.6	12.1	15.8	10.8
General and administrative expenses	8.5	10.7	9.7	10.1
Loss on sale of assets—net	0.7	0.1	—	0.1
Operating income	11.4	1.3	6.1	0.6
Interest expense—net	(3.9)	(3.9)	(5.1)	(3.6)
Equity in earnings (loss) of joint ventures	—	—	—	(0.3)
Loss on extinguishment of debt	—	—	—	(0.5)
Other income (expense)	0.1	(0.2)	(0.6)	(0.1)
Income (loss) from continuing operations before income taxes	7.6	(2.8)	0.4	(3.9)
Income tax (provision) benefit	(1.9)	0.8	(0.1)	1.5
Income (loss) from continuing operations	5.7	(2.0)	0.3	(2.4)
Loss from discontinued operations, net of income taxes	—	—	—	(2.5)
Net income (loss)	5.7	(2.0)	0.3	(4.9)

Adjusted EBITDA from continuing operations	17.6%	8.0%	13.8%	7.8%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands)
Net income (loss)	$11,702	$(3,228)	$1,407	$(24,723)
Loss from discontinued operations, net of income taxes	—	—	—	(12,697)
Income (loss) from continuing operations	11,702	(3,228)	1,407	(12,026)
Adjusted for:
Interest expense—net	8,062	6,417	25,719	18,440
Income tax provision (benefit)	3,790	(1,308)	549	(7,555)
Depreciation and amortization	12,309	11,206	41,290	38,707
Loss on extinguishment of debt	—	—	—	2,330
Adjusted EBITDA from continuing operations	$35,863	$13,087	$68,965	$39,896

The following table sets forth, by segment and type of work, the Company’s contract revenues for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2018	2017	Change	2018	2017	Change
Dredging:
Capital—U.S.	$105,934	$30,561	246.6%	$252,537	$128,634	96.3%
Capital—foreign	5,045	5,849	(13.7)%	13,847	37,423	(63.0)%
Coastal protection	42,691	40,726	4.8%	122,673	141,365	(13.2)%
Maintenance	11,581	42,282	(72.6)%	38,461	98,532	(61.0)%
Rivers & lakes	13,420	14,444	(7.1)%	20,046	33,469	(40.1)%
Total dredging revenues	178,671	133,862	33.5%	447,564	439,423	1.9%
Environmental & infrastructure	25,651	29,667	(13.5)%	53,941	73,602	(26.7)%
Intersegment revenue	—	(212)	(100.0)%	—	(2,263)	(100.0)%
Total revenues	$204,322	$163,317	25.1%	$501,505	$510,762	(1.8)%

Total revenue was $204.3 million for the three months ended September 30, 2018, up $41.0 million, or 25%, from $163.3 million for the same period in the prior year. For the nine months ended September 30, 2018, total revenue was $501.5 million, down slightly from revenue of $510.8 million for the same period in the prior year, representing a decrease of $9.3 million or 2%. For the three months ended September 30, 2018, the Company experienced an increase in domestic capital and coastal protection revenues which were partially offset by decreases in maintenance, foreign, rivers & lakes and environmental & remediation revenues when compared to the prior year period. For the nine months ended September 30, 2018, the Company experienced an increase in domestic capital revenues offset by decreases in all other types of work within both segments when compared to the prior year periods.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the quarter ended September 30, 2018, domestic capital dredging was $105.9 million, up $75.3 million, or 246%, compared to $30.6 million for the same quarter in 2017. The increase in domestic capital dredging revenues for the quarter ended September 30, 2018 was driven by increased revenue related to the Charleston entrance channel deepening project, a channel widening project in Texas and deepening work on the Delaware River as compared to the same period in the prior year. These increases in revenue were partially offset by a greater amount of revenue earned on coastal restoration projects during the same period in the prior year. Domestic capital dredging for the nine months ended September 30, 2018 was $252.5 million compared to $128.6 million for the same period in 2017, representing an increase of $123.9 million, or 96%. For the nine months ended September 30, 2018, the higher domestic capital dredging revenues were primarily related to a greater amount of revenue earned on the Charleston entrance channel deepening project, coastal restoration projects and a channel widening project in Texas during the first nine months of 2018 as compared to the same period in the prior year. This increase was partially offset by a greater amount of revenue earned on a deepening project on the Delaware River and an LNG project in Texas for the nine months ended September 30, 2017. The Savannah Harbor deepening project also contributed to revenue for the nine months ended September 30, 2018.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the third quarter of 2018, foreign capital revenue was $5.0 million, a decrease of $0.8 million, or 14%, as compared to $5.8 million in the same quarter in the prior year. Foreign capital revenue for the nine months ended September 30, 2018 was $13.8 million, a decrease of $23.6 million, or 63%, as compared to $37.4 million for the same period in the prior year. For the three and nine months ended September 30, 2018, revenue earned on two projects in Bahrain was offset by revenue earned on a project in Saudi Arabia during 2017 that was not replaced during the current year. Delays in the commencement of a large land reclamation project in Bahrain further contributed to the change in revenue for the three and nine months ended September 30, 2018 compared to the same periods of the prior year. During the first quarter of 2018, the Company substantially completed the closeout of its Brazil operations. The absence of projects in Brazil during the current year contributed to the change in revenue for the nine months ended September 30, 2018.

Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended September 30, 2018 was $42.7 million, an increase of $2.0 million, or 5%, compared to $40.7 million in the prior year period. The increase in coastal protection revenue for the three months ended September 30, 2018 is mostly attributable to an increase in revenue earned from projects in New York, New Jersey and Delaware. This increase was partially offset by a decrease in revenue from projects in North Carolina, South Carolina and Virginia. Coastal protection revenue for the nine months ended September 30, 2018 was $122.7 million, down $18.7 million or 13%, from $141.4 million for the first nine months of 2017. The change in coastal protection revenue for the nine months ended September 30, 2018 was mostly attributable to prior year revenue earned on projects in New York, New Jersey, Virginia and North Carolina. This decrease was partially offset by revenue earned during the current year on large projects in Florida, Delaware and South Carolina as compared to the same period in 2017.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the third quarter of 2018 was $11.6 million, down $30.7 million, or 73%, from $42.3 million in the third quarter of 2017. The decrease in maintenance revenues for the three months ended September 30, 2018 was mostly attributable to revenue earned on projects in Maryland, Delaware, Florida, Louisiana and on the West Coast in 2017 that did not repeat in 2018. Maintenance projects in Virginia, Texas and Pennsylvania contributed to revenue during the three months ended September 30, 2018. Maintenance revenue for the first nine months of 2018 was $38.5 million, a decrease of $60.0 million, or 61%, compared to $98.5 million for the comparable period in the prior year. The decrease in maintenance dredging revenues for the nine months ended September 30, 2018 was mostly attributable to a greater volume of projects worked during the same period in the prior year. Maintenance projects in Texas, Virginia, and Maryland contributed to revenue during the nine months ended September 30, 2018.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the third quarter of 2018, rivers & lakes revenue was $13.4 million, a decrease of $1.0 million, or 7% from $14.4 million during the same period of 2017. Rivers & lakes revenue for the nine months ended September 30, 2018 was $20.0 million, down $13.5 million, or 40%, from $33.5 million in the first nine months of 2017. The decrease in rivers & lakes revenue for the three and nine months ended September 30, 2018 was driven by a greater amount of revenue earned on a lake project in Illinois in the prior year periods, decreased revenue from projects in Mississippi and New Jersey and a project in Florida that did not reoccur in the current year. A river dredging project in Texas and a project in Louisiana contributed to revenue for the three and nine months ended September 30, 2018.

The environmental & infrastructure segment provides environmental and geotechnical construction as well as soil, water and sediment environmental remediation. Environmental and geotechnical construction includes the creation, repair or stabilization of environmental barriers including slurry walls, in-situ stabilization, coal combustion residuals pond cap and close, dam and levee rehabilitation, deep soil mixing and other specialty civil construction. Remediation involves the containment, immobilization or removal of contamination from an environment through the use of any combination of isolation, treatment or exhumation techniques, including off-site disposal, based on the quantity and severity of the contamination. Environmental & infrastructure segment revenues during the third quarter of 2018 were $25.7 million, a $4.0 million, or 13%, decrease from $29.7 million for the same prior year period. For the nine months ended September 30, 2018, the environmental & infrastructure segment recorded revenues of $53.9 million, a $19.7 million, or 27%, decrease from $73.6 million for the same prior year period. Environmental & infrastructure revenue for the first nine months of 2018 included work on remediation projects in New Jersey, California, Colorado and Texas and geotechnical projects in Colorado and California. Revenue on these projects was offset by greater revenue earned in the prior year on a remediation project in Florida and a geotechnical project in California in addition to emergency geotechnical work that did not repeat during the current year period. The three and nine months ended September 30, 2017 include revenue related to service lines of the environmental & infrastructure segment’s business which did not operate during the current year periods.

Consolidated gross profit for the quarter ended September 30, 2018 was $42.1 million, up $22.3 million, or 113%, compared to $19.8 million in the same quarter of 2017. Gross profit margin for the three months ended September 30, 2018 was 20.6% compared to 12.1% in the third quarter of 2017. Gross profit for the three months ended September 30, 2018 includes $2.1 million of restructuring charges related to asset retirements. For the third quarter of 2018, the increase in gross profit was due to strong performance on domestic capital projects and improved performance on environmental & infrastructure projects. Further, greater fixed cost coverage and lower overhead within the dredging segment contributed to the increase in gross profit compared to the same period in the prior year. Consolidated gross profit for the nine months ended September 30, 2018 was $79.1 million, up $24.2 million, or 44%, compared to $54.9 million in the same period of the prior year. Gross profit margin for the nine months ended September 30, 2018 was 15.8% up from 10.7% in the first nine months of 2017. Gross profit for the nine months ended September 30, 2018 includes $6.0 million of restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations. During the nine months ended September 30, 2018, the increase in gross profit was attributable to strong performance on domestic capital projects and lower plant costs, resulting from the retirement of certain underperforming and underutilized assets, when compared to the same period of the prior year. This change was partially offset by lower margins experienced in all other types of work within both segments. Further, the prior year period includes an approved change order on a project in the environmental & infrastructure segment which positively impacted gross profit for the nine months ended September 30, 2017.

During the three months ended September 30, 2018, general and administrative expenses were $17.3 million, which was in line with the same period in the prior year. During the nine months ended September 30, 2018 and 2017, general and administrative expenses were $48.4 million and $51.6 million, respectively. General and administrative expenses decreased by $3.2 million, or 6%, for the nine months ended September 30, 2018, compared to the same period in the prior year. During the quarter ended September 30, 2018, the Company experienced decreases in technical and consulting fees of $1.9 million and labor expenses of $1.5 million, resulting from restructuring savings initiatives. These decreases were partially offset by a $3.2 million increase in incentive pay as a result of improved operations as compared to the prior year period. Similar to the third quarter of 2018, the company experienced decreases in technical and consulting fees of $3.0 million and labor expenses of $3.1 million, resulting from restructuring savings initiatives, for the nine months ended September 30, 2018. These decreases during the first nine months of 2018 were partially offset by a $3.0 million increase in incentive pay when compared to the same prior year period.  The nine months ended September 30, 2018 and 2017 include $0.8 million and $1.7 million, respectively, of general and administrative charges associated with restructuring.

Operating income for the third quarter of 2018 was $23.4 million, up $21.3 million compared to operating income of $2.1 million for the same quarter in 2017. The increase in operating income for the third quarter of 2018 was a result of higher gross profit compared to the same period in the prior year, as described above. This increase in operating income was partially offset by a $1.3 million change in loss on sale of assets. For the nine months ended September 30, 2018, the Company experienced operating income of $30.5 million, a change of $27.5 million, from operating income of $3.0 million in the same prior year period. The change in operating income for the third quarter of 2018 was a result of higher gross profit and lower general and administrative expenses compared to the same period in the prior year, as described above. Further, for the nine months ended September 30, 2018 and 2017, the Company incurred a loss on sale of assets of $0.2 million and $0.4 million, respectively.

For the three months ended September 30, 2018 and 2017, net interest expense was $8.1 million and $6.4 million, respectively. Net interest expense for the nine months ended September 30, 2018 was $25.7 million, up $7.3 million, or 40%, from interest expense of

$18.4 million for the same period in the prior year. The increase in interest expense for the nine months ended September 30, 2018 was primarily attributable to a decrease in the amount of interest expense that was being capitalized during the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge, the Ellis Island, and an increase in interest expense related to the higher principal on the Company’s new senior notes as compared to the same periods in the prior year.

Income tax provision for the three months ended September 30, 2018 was $3.8 million compared to an income tax benefit of $1.3 million, for the same period in the prior year. For the nine months ended September 30, 2018 and 2017, the income tax provision was $0.5 million and a benefit of $7.6 million, respectively. The effective tax rate for the nine months ended September 30, 2018 was 28.1%, lower than the effective tax rate of 38.6% for the same period of 2017. The change in effective tax rate is attributable to the recent Tax Cuts and Jobs Act enacted in the fourth quarter of 2017.

The Company experienced net income from continuing operations of $11.7 million and a diluted income per share attributable to continuing operations of $0.18 for the three months ended September 30, 2018, compared to a net loss from continuing operations of $3.2 million and diluted loss per share attributable to continuing operations of $0.05 for the three months ended September 30, 2017. The Company experienced net income from continuing operations of $1.4 million and diluted income per share attributable to continuing operations of $0.02 for the nine months ended September 30, 2018, compared to a net loss from continuing operations of $12.0 million and a diluted loss per share attributable to continuing operations of $0.19 for the same period of 2017. The change in net income from continuing operations for the three and nine months ended September 30, 2018 was driven by an increase in operating income, as described above. Further contributing to the change for the nine months ended September 30, 2018 were a $2.3 million loss on extinguishment of debt resulting from the Company’s senior notes and a $1.5 million loss associated with the Company’s TerraSea joint venture that were incurred in the same period in the prior year, which negatively impacted net income from continuing operations. The increase in net income from continuing operations for the nine months ended September 30, 2018 was partially offset by an increase in interest expense, as described above, and a $2.0 million charge to other expense for the reversal of a currency translation adjustment related to the closeout of the Company’s Brazil operations during the current year.

Adjusted EBITDA from continuing operations (as defined on page 24) for the quarter ended September 30, 2018 was $35.9 million, up $22.8 million, or 174%, from $13.1 million in the same quarter in the prior year. The change in Adjusted EBITDA from continuing operations during the third quarter of 2018 was driven by higher gross profit, excluding depreciation. For the nine months ended September 30, 2018, Adjusted EBITDA from continuing operations was $69.0 million, up $29.1 million, or 73% compared to $39.9 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the first nine months of 2018 was attributable to higher gross profit, excluding depreciation, slightly offset by the $2.0 million charge to other expense, as described above. Further, the nine months ended September 30, 2017 included a $1.5 million loss associated with the Company’s TerraSea joint venture which negatively impacted Adjusted EBITDA from continuing operations.

Results by segment

Dredging

Dredging segment revenues for the third quarter of 2018 were $178.7 million, an increase of $44.8 million, or 33%, as compared to revenues of $133.9 million for the third quarter of 2017. Dredging revenues for the nine months ended September 30, 2018 were $447.6 million, up $8.2 million, or 2%, compared to revenues of $439.4 million for the same prior year period. For the three and nine months ended September 30, 2018, the dredging segment experienced an increase in domestic capital revenues, which was slightly offset by decreases in revenue from all other types of work. This increase in current year revenue was driven by revenue earned on the Charleston entrance channel deepening project, coastal restoration projects and a channel widening project in Texas during the three and nine months ended September 30, 2018. These positive impacts to revenue were partially offset by a greater volume of maintenance projects worked during the three and nine months ended September 30, 2017 as compared to the current year periods as well as revenue earned on a project in Saudi Arabia during the nine months ended of September 30, 2017 that did not repeat in 2018. Further, the Company earned a greater amount of revenue on a lake project in Illinois and on coastal protection projects in New York, New Jersey, Virginia and North Carolina during the first nine months of 2017 as compared to the current year period.

Dredging segment gross profit for the third quarter of 2018 was $39.6 million, an increase of $20.0 million, or 102%, from a gross profit of $19.6 million in the same period of the prior year. For the nine months ended September 30, 2018, the dredging segment gross profit was $75.8 million, up $27.2 million, or 56%, from a gross profit of $48.6 million in the same period of 2017. Dredging segment gross profit margin for the third quarter of 2018 was 22.2% compared to 14.6% for the third quarter of 2017. Further, dredging segment gross profit margin for the nine months ended September 30, 2018 increased to 16.9% from gross profit margin of 11.1% for the nine months of 2017. Gross profit for the three and nine months ended September 30, 2018 includes $2.1 million and $6.0 million, respectively, of restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations. The increase in dredging segment gross profit for the three months ended September 30, 2018 was attributable to strong performance on domestic capital projects, greater fixed cost coverage and lower overhead compared to the same period in the prior year. The increase in dredging segment gross profit for the nine months ended September 30, 2018 was attributable to strong performance on domestic capital projects and lower plant costs, resulting from the retirement of certain underperforming and underutilized assets, when compared to the same period of the prior year. This increase was partially offset by lower margins experienced in all other types of work within the dredging segment.

For the quarter ended September 30, 2018, the dredging segment recorded operating income of $25.1 million, up $19.3 million, or 333%, from $5.8 million for the same period of the prior year. Dredging segment operating income for the nine months ended September 30, 2018 was $38.8 million, a $29.2 million, or 304%, increase from $9.6 million in the first nine months of 2017. The change in operating income for the three and nine months ended September 30, 2018 is primarily attributable to higher gross profit, as described above. General and administrative expenses within the dredging segment declined by $0.8 million and $2.1 million, respectively, during the three and nine months ended September 30, 2018, mostly related to decreases in payroll and benefits expense, resulting from restructuring savings initiatives, slightly offset by increases in legal and professional fees compared to the same periods in 2017. The Company recorded a loss on sale of assets of $1.5 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

Environmental & infrastructure

For the quarter ended September 30, 2018, environmental & infrastructure revenues were $25.7 million, down $4.0 million, or 13%, from revenues of $29.7 million in the same quarter of the previous year. Environmental & infrastructure segment revenues for the nine months ended September 30, 2018 were $53.9 million, down $19.7 million, or 27%, from revenue of $73.6 million for the first nine months of 2017. Environmental & infrastructure revenues for the first nine months of 2018 included work on remediation projects in New Jersey, California, Colorado and Texas and geotechnical projects in Texas and California. Revenue on these projects was offset by greater revenue earned in the prior year on a remediation project in Florida and a geotechnical project in California in addition to emergency geotechnical work that did not repeat during the current year. Additionally, the three and nine months ended September 30, 2017 includes revenue related to service lines of the environmental & infrastructure segment’s business which did not operate during the current year.

Environmental & infrastructure segment gross profit for the third quarter of 2018 was $2.5 million, up $2.2 million, from gross profit of $0.3 million in the third quarter of 2017. The environmental & infrastructure segment experienced a gross profit of $3.2 million and $6.3 million for the nine months ended September 30, 2018 and 2017, respectively. Environmental & infrastructure gross profit margin was 9.9% and 1.0% for the three months ended September 30, 2018 and 2017, respectively. For the first nine months of 2018, the environmental & infrastructure segment experienced a gross profit margin of 5.9% compared to 8.5% for the same period of the prior year. The change in gross profit was driven by higher margins on projects in the third quarter of 2018 when compared to the same period in the prior year. The change in gross profit during the nine months ended September 30, 2018 was attributable to an approved change order on a project which positively impacted the environmental & infrastructure segment’s gross profit during the prior year period and lower fixed cost coverage on plant due to lower volume of work during the first nine months of 2018.

The environmental & infrastructure segment experienced an operating loss of $1.7 million for the quarter ended September 30, 2018, a $2.0 million change from an operating loss of $3.7 million for the same quarter in 2017. For the nine months ended September 30, 2018, the environmental & infrastructure segment experienced an operating loss of $8.3 million, a change of $1.7 million compared to an operating loss of $6.6 million for the same period of the prior year. The positive change in operating loss for the three months ended September 30, 2018 is mostly attributable to higher gross profit, as described above. This positive change was partially offset by an increase to general and administrative and overhead costs when compared to the same period in 2017. The change in operating loss for the nine months ended September 30, 2018 is mostly attributable to the decrease in gross profit, as described above, partially offset by a decrease in general and administrative expenses. For the nine months ended September 30, 2018, the environmental & infrastructure segment experienced decreases in payroll and benefits expenses resulting from restructuring savings initiatives and a slight decline in technical and consulting fees and legal and professional fees when compared to the same period in 2017.

Bidding activity and backlog

The following table sets forth, by reporting segment and type of dredging work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2018	2017	2017
Dredging:
Capital - U.S.	$415,291	$383,577	$256,940
Capital - foreign	—	8,575	12,720
Coastal protection	121,672	76,460	78,670
Maintenance	41,313	23,662	54,068
Rivers & lakes	75,886	19,046	25,444
Dredging Backlog	654,162	511,320	427,843
Environmental & infrastructure	34,996	35,357	58,191
Total Backlog	$689,158	$546,677	$486,034

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. For dredging and environmental & infrastructure contracts these estimates are based on the time and remaining costs required to complete the project relative to total estimated project costs and project revenues agreed to with the customer. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 91% of the Company’s September 30, 2018 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the quarter ended September 30, 2018 was $889.3 million, a $500.8 million increase compared to the same period in the prior year. For the nine months ended September 30, 2018, the domestic dredging bid market was $1,581.5 million, an increase of $765.7 million, compared to the first nine months of 2017. Domestic capital projects awarded during the current year period include harbor deepening projects in Tampa, Jacksonville and Boston, a coastal restoration project in Mississippi, a terminal deepening project in Massachusetts, the option on the Charleston entrance channel deepening project and a channel widening project in Texas. Additional domestic projects awarded during the current period include maintenance work in Louisiana and on the West Coast, an LNG project in Texas, coastal protection projects in New York, Florida, South Carolina and North Carolina and rivers & lakes projects in Texas, Louisiana and on the Mississippi River. The bid market for the nine months ended September 30, 2018 increased significantly from the prior year due to the award of several large harbor deepening projects during the current year, as noted above. Further, a greater volume of coastal protection and rivers & lakes projects and higher dollar value maintenance projects were awarded during the nine months ending September 30, 2018 as compared to the same prior year period. For the contracts awarded during the first nine months of the current year, the Company won 65%, or $162.0 million, of the coastal protection projects, 57%, or $383.6 million, of the domestic capital projects, 10%, or $51.4 million, of the maintenance projects and 66%, or $82.2 million, of rivers & lakes projects. The Company won 43% of the overall domestic bid market for the first nine months of 2018, which is below the Company’s prior three year average of 46%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $654.2 million at September 30, 2018 compared to $511.3 million of backlog at December 31, 2017. These amounts do not reflect approximately $132.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at September 30, 2018. At December 31, 2017 the amount of domestic low bids and options pending award was $69.9 million.

Domestic capital dredging backlog at September 30, 2018 was $31.7 million higher than at December 31, 2017. During the first nine months of 2018, the Company was awarded harbor deepening projects in Jacksonville and Tampa totaling over $280 million, including options not yet formally awarded. Further, the Company was awarded the option on the Charleston entrance channel deepening project, a channel widening project in Texas and a variation order for deepening work on the Delaware River during the nine months ended September 30, 2018. During the first nine months of 2018, the Company completed work on multi-year projects including the Savannah Harbor deepening project and a coastal restoration project in Louisiana and continued to earn revenue on the Charleston entrance channel deepening projects, a coastal restoration project in Mississippi and an LNG project in Texas which were in backlog at December 31, 2017. Successful expansion of the Panama Canal in recent years continues to put pressure on ports on the

East and Gulf Coasts to deepen and widen in anticipation of the neo-Panamax vessels. With several port expansions underway, several other port expansions are entering new phases and several additional projects are being expedited. Deepening projects in Jacksonville and Tampa were recently awarded and the request for proposals for the Corpus Christi project has been issued. Further, projects to deepen the Mississippi River and Port of Virginia are being expedited. The nation’s governors continue to show commitment to their respective ports through engagement and funding.  Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance.

Foreign capital dredging backlog at September 30, 2018 was $8.6 million lower than at December 31, 2017. During the second quarter of 2017, the Company was the low bidder on a $68 million project in Bahrain which the Company expects to be awarded by the end of the year. During the first nine months of 2018, the Company completed work on projects in the Middle East which were in backlog at December 31, 2017. Upcoming projects expected to be awarded are not being completed under the tight time constraints that were required on prior years’ large infrastructure projects. As a result, anticipated margins in the current year are expected to be lower than margins experienced internationally over the past several years. The world’s need for reclaimed land continues to expand to support global energy consumption, seaborne trade, population growth and tourism, all of which are expected to add nearly 400 viable dredging projects over the next several years. The Company expects the additional global opportunities to provide a continued source of future international dredging revenue.

Coastal protection dredging backlog at September 30, 2018 was $45.2 million higher than at December 31, 2017. In the first nine months of 2018, the Company was awarded coastal protection projects in Georgia, New York, Virginia, North Carolina and South Carolina totaling approximately $160 million. During the first nine months of 2018, the Company completed coastal protection projects in New Jersey, Delaware, South Carolina and Florida which were in backlog at December 31, 2017. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. With continued funding available for projects in the Northeast from the Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems last year involving Hurricanes Harvey, Irma, and Maria, the U.S. Senate Committee on Appropriations passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is currently believed that over $1 billion is expected to be added to its dredging related budget over the next few years. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. Subsequent to the end of the quarter, Congress passed an additional $1.7 billion of supplemental appropriations for disaster relief funding as a result of Hurricane Florence.

Maintenance dredging backlog was up $17.7 million from December 31, 2017. During the first nine months of 2018, the Company was awarded maintenance projects in the South Atlantic, Florida, Maryland, New York and Texas. During the first nine months of 2018, the Company completed work on projects in Virginia, Maryland, Mississippi and Delaware which were in backlog at December 31, 2017. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. Subsequent to the end of the third quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. Similar to past versions of the bill, WRDA 2018 language calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WRDA 2018 ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2018 and beyond. In line with their commitment, Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 91% utilization of the HMTF in FY 2018 and 95% proposed in the FY 2019 budget.

Rivers & lakes backlog at September 30, 2018 increased by $56.8 million from backlog at December 31, 2017. During the first nine months of 2018, the Company was awarded a $12 million project in Louisiana as well as a $70 million project in Texas which is the first major Houston-area flood-control project after Hurricane Harvey. For the nine months ended September 30, 2018, the Company continued to earn revenue on projects in New Jersey and Mississippi and on a lake project in Illinois which were in backlog at December 31, 2017.

Environmental & infrastructure services backlog of $35.0 million was mostly in line with backlog of $35.4 million at December 31, 2017. For the first nine months of 2018, the Company’s awards included eleven remediation projects and four geotechnical projects. During the nine months ended September 30, 2018, the Company worked and completed several of the projects awarded during the current year period. Further, the Company completed work on remediation projects in California and New Jersey which were in backlog at December 31, 2017. Environmental & infrastructure continues to hold focus on geographical expansion of geotechnical service offerings. Additionally, the Company is pursuing remediation opportunities arising from the transformation of the U.S. infrastructure, specifically related to the remediation requirements as mandated by the Environmental Protection Agency’s rule to regulate the disposal of coal combustion residuals from electric utilities promulgated in June 2015. The Company has implemented an aggressive initiative targeting project work in the water management and infrastructure sector, including embankment (dam and levee) rehabilitation, channel maintenance, wetlands and habitat restoration, reservoir construction and maintenance, and shoreline stabilization and reinforcement.

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

The Company’s cash provided by operating activities of continuing operations for the nine months ended September 30, 2018 and 2017 totaled $88.9 million and $23.5 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations in the first nine months of 2018 compared to the same period in the prior year was driven by a higher cash generation from improved operations. Further, the Company had a greater investment in working capital during the same period in the prior year which also contributed to the change in cash provided by operating activities for the nine months ended September 30, 2018.

The Company’s cash flows used in investing activities for the first nine months of 2018 and 2017 totaled $17.4 million and $40.2 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the first quarter of 2018, the Company received $4.5 million in cash proceeds from a sale-leaseback of a dredge. Additionally, during the first nine months of 2018, the Company received $7.7 million in proceeds from the sale of underperforming and underutilized assets identified through the Company’s strategic review. During the nine months ended September 30, 2018, the Company spent $2.3 million on the Company’s dual mode articulated tug/barge trailing suction hopper dredge, the Ellis Island, compared to $26.9 million in the same period in the prior year. During the third quarter of 2018, the Company bought out two leases for $14.3 million in relation to the restructuring initiative of disposing underperforming assets.

The Company’s cash flows provided by (used in) financing activities for the nine months ended September 30, 2018 and 2017 totaled $(65.8) million and $30.4 million, respectively. The decrease in cash provided by financing activities primarily relates to the Company’s net repayments on its revolving credit facility of $64.1 million during the first nine months of 2018 compared to net repayments of $14.1 million during the same period of the prior year. Further, the Company issued $325 million of 8% senior notes during the second quarter of 2017. The Company used a portion of the net proceeds to redeem its $275 million of 7.375% senior notes and repay a portion of the Company’s revolver during the nine months ended September 30, 2017. The Company also paid $4.5 million in financing fees on the issuance of the senior notes during the prior year period.

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

As of September 30, 2018, the Company had $30.9 million of borrowings on the revolver and $31.6 million of letters of credit outstanding, resulting in $161.3 million of availability under the Credit Agreement. The availability under the Credit Agreement is suppressed by $26.2 million as of September 30, 2018 as a result of certain additional limitations set forth in the Credit Agreement.

Surety agreements

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At September 30, 2018, the Company had outstanding performance bonds totaling approximately $1,294.6 million, of which $41.1 million relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $661.0 million.

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

The market risk of the Company’s financial instruments as of September 30, 2018 has not materially changed since December 31, 2017. The market risk profile of the Company on December 31, 2017 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the nine months ended September 30, 2018 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	First Amendment to Employment Agreement between Great Lakes Dredge & Dock Corporation and Christopher P. Shea, dated as of July 31, 2018 .*†

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

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

Date:  November 6, 2018