Form 10-K
period 2018-12-31
Great Lakes Dredge & Dock CORP
filed 2019-02-26
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $315,856,963 at June 30, 2018. The aggregate market value was computed using the closing price of the common stock as of that date on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 22, 2019, 62,645,515 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2019 Annual Meeting of Stockholders.

i

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2018, and in other securities filings by Great Lakes with the SEC.

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

The Company operates in one operating segment, which is also the Company’s sole reportable segment and reporting unit.

In the fourth quarter of 2018, the management team proposed, and the board of directors approved, a plan to sell the Company’s historical environmental & infrastructure business. The Company has retained a financial advisor to assist with the process and expects to finalize disposition of the environmental & infrastructure business in the first half of 2019. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. Refer to Note 14, Business Dispositions, to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

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

Over its 128 year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the U.S. and is one of the oldest and most experienced dredging companies in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations. Over the prior three years, foreign dredging operations accounted for an average of 13% of the Company’s dredging revenues. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Capital (domestic is 54% of 2018 revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Foreign (2% of 2018 revenues). Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last ten years, the Company has performed dredging work in the Middle East, Africa, Australia, the Caribbean and Central and South America.

Coastal protection (28% of 2018 revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (9% of 2018 revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, many channels require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if adequate commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (7% of 2018 revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce contractors’ ability to operate and transport its equipment in the relevant geographies.

Demand Drivers

The Company believes that the following factors are important drivers of the demand for its services:

•

Deep port capital projects. Most of the East Coast and Gulf ports have expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, is undergoing significant change as a result of the Panama Canal expansion, which was completed in 2016. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently would not be able to use many U.S. ports. Miami’s port deepening project was completed in 2015 and its port channels are now able to accommodate larger vessels. The first phase of a multi-year deepening effort of the Savannah Harbor Expansion Project was completed in 2018. Dredging commenced on two Charleston Entrance Channel projects during 2018 and is expected to continue through 2020. The ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. Deepening projects in Boston, Jacksonville, Tampa and Corpus Christi were recently awarded. Further, projects to deepen the Mississippi River and Port of Norfolk, Virginia are being expedited. In addition, during the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. The Company views the bill as a positive catalyst for the domestic dredging industry as it authorizes funding for critical infrastructure improvements that are needed throughout the U.S. Further, the bill authorizes studies for future water resources improvements and makes modifications to previous authorizations. The Company is encouraged by the current administration's focus on repairing and rebuilding America's infrastructure, including our nation's ports and waterways. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry.

•

Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has completed a master plan calling for a $50 billion investment in its coastal infrastructure, with a significant portion involving dredging. Additionally, during October 2015, BP plc settled the final Deepwater Horizon oil spill claims for approximately $20 billion. This amount reflects the preliminary agreement which was reached in the second quarter of 2015 and includes $5.5 billion related to Clean Water Act penalties. Several state and local governments have already reached agreements that resolve their claims in the disaster. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next decade, the Company expects several coastal restoration projects envisioned by the Gulf States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $382 million over the prior three years. During 2018, the Company continued work on the $88 million Mississippi coastal restoration project in the Gulf of Mexico which is expected to be completed in early 2019. Additional phases of the project are expected to bid in 2019.

•

Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. With continued funding available for projects in the Northeast from the Superstorm Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems last year involving Hurricanes Harvey,

Irma, and Maria, the U.S. Senate Committee on Appropriations passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the U.S. Army Corps of Engineers (the “Corps”) to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is currently believed that over $1 billion is expected to be added to its dredging related budget over the next few years. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During the fourth quarter of 2018, Congress passed an additional $1.7 billion of supplemental appropriations for disaster relief funding as a result of Hurricane Florence. The annual bid market for coastal protection over the prior three years averaged $315 million.

•

Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. As noted above, WRDA 2018 was signed into law during the fourth quarter of 2018. Similar to past versions of the bill, WRDA 2018 language calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WRDA 2018 ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2019 and beyond. Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 94% utilization of the HMTF in FY 2018 and 91% proposed in the FY 2019 budget. The annual bid market for maintenance dredging over the prior three years averaged $391 million.

•

Need to maintain safe navigability of the U.S. river system. There are over twelve thousand miles of commercially navigable inland waterways that move more than 566 million tons of commercial goods annually. Transportation by barge requires less energy, and therefore is both better for the environment and costs less to move cargo than transportation by airplane, railcar or truck. Many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways. The annual bid market for rivers and lakes dredging over the prior three years averaged $70 million.

•

Domestic and international energy transportation. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. During 2014, Great Lakes completed dredging work on a project that created a new greenfield port for a liquefied natural gas (“LNG”) terminal developed to export abundant energy resources from the west coast of Australia. The Company was awarded a contract with Corpus Christi Liquefaction, LLC (“CCL”) during 2015. CCL is developing an LNG export terminal at a site located on Corpus Christi Bay in Texas. Great Lakes' portion of the LNG project involves the dredging and slope protection of two LNG carrier ship berths, dredging of a material offloading and tug mooring basin, and expansion of an existing La Quinta Channel turning basin. During 2018, the Company was awarded a project to widen the La Quinta Channel turning basin. The significant drop in crude oil prices in during recent years may lead to a slowdown in the development of LNG export plants; however, the Company continues to expect that future global energy demand will necessitate improvements in the infrastructure base around sources of rich resources and in countries that import global energy.

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

For additional details regarding Operations, including financial information regarding our international and U.S. revenues and long-lived assets, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Customers

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities, oil and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2018, approximately 75% of the Company’s dredging revenues were generated from 30 different contracts with federal agencies or third parties operating under contracts with federal agencies.

Bidding Process

Most of the Company’s contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The types of equipment required to perform the specified service, project site conditions, the estimated project duration, seasonality, location and complexity of a project affect the cost of performing the contract and the price that dredging contractors will bid.

For contracts under its jurisdiction, the Corps typically prepares a fair and reasonable cost estimate based on the specifications of the project. To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project as well as the ability to obtain a surety bid bond) and submit the lowest responsive bid that does not exceed 125% of the Corps’ original estimate. Contracts for state and local governments are generally awarded to the lowest qualified bidder. Contracts for private customers are awarded based on the contractor’s experience, equipment and schedule, as well as price. While substantially all of the Company’s contracts are competitively bid, some government contracts are awarded through a sole source procurement process involving negotiation between the contractor and the government, while other projects are bid by the Corps through a “request for proposal” process. The request for proposal process benefits both Great Lakes and its customers as customers can award contracts based on factors beyond price, including experience, skill and specialized equipment.

Bonding and Foreign Project Guarantees

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

The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 128 year history. For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under the Credit Agreement (as defined below). Foreign bid guarantees are usually 2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Competition

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment bonding and certification requirements; and government regulations. Competition on rivers & lakes projects is determined primarily based on geographic reach, project execution capability and price. Great Lakes and four other companies comprised approximately 85% of the Company’s defined bid market related to domestic capital, coastal protection, maintenance and rivers & lakes over the prior three years. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906, or “Dredging Act,” and Section 27 of the Merchant Marine Act of 1920, or “Jones Act,” provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

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

Equipment

Great Lakes’ fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S. The Company operates three principal types of dredging equipment: hopper dredges, hydraulic dredges and mechanical dredges.

Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another. Hopper dredges primarily work on coastal protection and maintenance projects. The Company completed construction of a dual mode articulated tug/barge trailing suction hopper dredge, the Ellis Island, which is the largest domestic hopper dredge, during the fourth quarter of 2017.

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

During 2017, management initiated a strategic review to improve the Company's financial results in both domestic and international operations. As a result of this review, management executed a plan to retire certain underperforming and underutilized assets. The retirement of these underperforming and underutilized assets was substantially completed in 2018.

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

Seasonality

Seasonality generally does not have a significant impact on the Company’s operations. However, many East Coast coastal protection projects are limited by environmental windows that require work to be performed in winter months to protect wildlife habitats. The Company can mitigate the impact of these environmental restrictions to a certain extent because the Company has the flexibility to reposition its equipment to project sites, if available, that are not limited by these restrictions. In addition, rivers and lakes in the northern U.S. freeze during the winter, significantly reducing the Company’s ability to operate and transport its equipment in the relevant geographies. Fish spawning and flooding can affect dredging operations as well.

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

Backlog

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. In addition, a significant amount of the Company’s backlog relates to federal government contracts, which can be canceled at any time without penalty, subject to the Company’s right, in some cases, to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. The components of the Company’s backlog including dollar amount and other related information are addressed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Bidding Activity and Backlog.”

Employees

At December 31, 2018, the Company employed 399 full-time salaried personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2018, the Company employed an average of approximately 684 hourly personnel to meet domestic project requirements.

At December 31, 2018, the Company employed 8 expatriates, 15 foreign nationals and 41 local staff to manage and administer its Middle East operations. During 2018, the Company also employed a daily average of 45 hourly personnel to meet project requirements in the Middle East.

Safety

Safety of its employees is one of the Company’s core values. The Company employs behavioral and system based programs utilizing an Incident & Injury Free® (IIF) approach. The Company’s safety culture is committed to training, behavioral based awareness and mutual responsibility for the wellbeing of its employees. The Company’s goal is sustainable safety excellence. Incident prevention in all areas have top priority in the Company’s business planning, in the overall conduct of its business, and in the operation and maintenance of our equipment (marine and land) and facilities.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees - the International Union of Operating Engineers (“IUOE”), Local 25 and the Seafarers International Union. The Company’s master contract with IUOE, Local 25 was ratified in February 2019 and expires in September 2021. Two ancillary contracts with IUOE, Local 25 expired in September 2018 and will be re-negotiated now that the master contract is completed. Our agreements with Seafarers International Union expire in February 2023. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Executive Officers of the Registrant

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Lasse J. Petterson	62	Chief Executive Officer and Director
Mark W. Marinko	57	Chief Financial Officer and Senior Vice President
David E. Simonelli	62	President—Dredging Division
Christopher P. Shea	56	President—Environmental & Infrastructure Division
Kathleen M. LaVoy	39	Senior Vice President, Chief Legal Officer and Corporate Secretary

Lasse J. Petterson, Chief Executive Officer and Director

Mr. Petterson has served as Chief Executive Officer (“CEO”) since May 2017. Mr. Petterson most recently had served as a private consultant to clients in the Oil & Gas sector and served as Chief Operating Officer (“COO”) and Executive Vice President at Chicago Bridge and Iron (“CB&I”) from 2009 to 2013. Reporting directly to the CEO, he was responsible for all of CB&I’s engineering, procurement and construction project operations and sales. Prior to CB&I, Mr. Petterson was CEO of Gearbulk, Ltd., a privately held company that owns and operates one of the largest fleets of gantry craned open hatch bulk vessels in the world. He was also President and COO of AMEC Inc. Americas, a subsidiary of AMEC plc, a British multinational consulting, engineering and project management company. Prior to joining AMEC, Mr. Petterson served in various executive and operational positions for Aker Maritime, Inc., the deepwater division of Aker Maritime ASA of Norway over the course of 20 years. He spent the first nine years of his career in various positions at Norwegian Contractors, an offshore oil & gas platform contractor. Mr. Petterson holds both master’s and bachelor’s degrees from the Norwegian University of Technology.

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

Availability of Information

You may read and obtain copies of any materials Great Lakes files with the SEC, including without limitation, the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, free of charge, at the SEC’s website, www.sec.gov. Great Lakes’ SEC filings are also available to the public, free of charge, on our corporate website, www.gldd.com, at “Investors – Financial & Filings”, as soon as reasonably practicable after Great Lakes electronically files such material with, or furnishes it to, the SEC. The reference to the Company’s website does not constitute incorporation by reference of information contained on or accessible through such website.

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

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Federal government revenue (in US $1,000)	$468,422	$375,276	$409,942
Percent of revenue from federal government	75%	63%	64%

Amounts spent by the federal government on dredging are subject to the budgetary and legislative processes. We would expect the federal government to continue to improve and maintain ports as it has for many years, which will necessitate a certain level of federal spending. However, there can be no assurance that the federal government will allocate any particular amount or level of funds to be spent on dredging projects for any specified period. In addition, Congress must approve budgets that govern spending by many of the federal agencies we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows U.S. federal government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects or may be delayed on current projects. Any such delays would likely result in new projects being delayed or canceled and could have a material adverse effect on our revenue and operating results. Furthermore, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. federal government shutdown, such as the recent shutdowns in 2018 and early 2019. While the impact on the Company of the shutdowns in 2018 and early 2019 was not material, an extended shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key projects, which could have a material adverse effect on our revenue and operating results.

In addition, potential contract cancellations, modifications, protests, suspensions or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower. Federal government contracts can be canceled at any time without penalty to the government, subject to, in most cases, our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Accordingly, there can be no assurance that the federal government will not cancel any federal government contracts that have been or are awarded to us. Even if a contract is not cancelled, the government may elect to not award further work pursuant to a contract. Furthermore, in February 2019 the U.S. President declared a national emergency. This may allow the administration to divert funds previously budgeted for other purposes. There is no guarantee that the administration will not divert funds away from the Corps or from our other customers relying on funding from the federal government. There is also no guarantee that additional national emergencies will not be declared in the future. A significant reduction in government funding for dredging or remediation contracts, could materially adversely affect our business, operations, revenues and profits.

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
•

inclement or hazardous weather conditions that may result in underestimated delays in dredging, disruption or early termination of projects, unanticipated recovery costs or liability exposure, and additional contract expenses;

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

We are subject to risks related to our international dredging operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Foreign revenue (in US $1,000)	$14,088	$42,306	$59,413
Percent of revenue from foreign countries	2%	7%	9%

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

The Company earns significant revenue from governmental entities and private parties in the Middle East. Revenue from foreign projects has been concentrated in the Middle East which comprised 100%, 97% and 89% of our foreign dredging revenues in the years ended December 31, 2018, 2017 and 2016, respectively. A single customer contract represented 78% of the Company’s foreign dredging revenue from all sources in the year ended December 31, 2018. The Company continues to maintain significant equipment in the Middle East region and continues to pursue additional contracts in the region.

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our backlog (83% in 2018) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our backlog from federal government contracts as of December 31, 2018, 2017, and 2016 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2018	2017	2016
Federal government backlog (in US $1,000)	$586,568	$413,678	$269,362
Percentage of backlog from federal government	83%	81%	58%

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

Fuel prices fluctuate based on market events outside of our control. We use diesel fuel and other petroleum-based products to operate our equipment used in our dredging contracts. Fluctuations in supplies relative to demand and other factors can cause unanticipated increases in their cost. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term and we may be unable to secure price increases reflecting rising costs when renewing or bidding contracts. In addition, on January 1, 2020, the International Maritime Organization’s regulations regarding use of low sulfur fuel are expected to go into effect. We use low sulfur fuel in many of our domestic operations, and the increased demand for low sulfur fuel may result in an increase in price. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or even a loss, on one or more contracts.

If we are unable, in the future, to obtain bonding or letters of credit for our contracts, our ability to obtain future contracts will be limited, thereby adversely affecting our business, operating results, cash flows or financial condition.

We are generally required to post bonds in connection with our domestic dredging contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company (collectively, the “Sureties”) to which the Sureties act as surety, issue bid bonds, performance bonds and payment bonds, and provide guarantees required by us in the day-to-day operations of our dredging business. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich to issue future bonds for us. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. With respect to our foreign dredging business, we generally obtain letters of credit under our Credit Agreement. However, access to our senior credit facility under our Credit Agreement may be limited by failure to meet certain levels of availability or other defined financial or other requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

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

The average age of our more significant vessels as of December 31, 2018, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	13	35
Hopper Dredges	6	27
Mechanical Dredges	4	39
Unloaders	1	34
Drillboats	1	34
Material and Other Barges	118	23
Total	143	25

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2018 was 25 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur and may result in loss of revenue.

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

Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we sell or discontinue could adversely affect our financial results.

As part of our strategic process, we review our operations for assets and businesses which may no longer be aligned with our strategic initiatives and long-term objectives. For example, we are currently marketing our environmental & infrastructure business for sale and, over the past five years, we have divested our historical demolition and certain service lines of our historical environmental & infrastructure business. We continue to review our assets and strategy and may pursue additional divestitures. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business such as the environmental & infrastructure business at a price or on terms that are less than we had previously anticipated or fail to close a transaction at all. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to a businesses sold, such as lawsuits, surety obligations, tax liabilities, or environmental matters. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or by another party and we may expend substantial resources trying to determine which party has responsibility for the claim. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control could affect future financial results and such claims or conditions may divert management attention from our continuing business.

On April 24, 2014, the Company announced that it had completed the sale of its historical demolition business. In connection with the sale, the Company retained responsibility for various pre-closing liabilities and obligations and may incur costs and expenses related to these items and asset recoveries. It is possible that claims, which could be material, could be made against the Company pursuant to the agreement pursuant to which the Company’s historical demolition business was sold. In connection with the sale of our historical demolition business, we were obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project. Moreover, we could face the same or similar risks with the planned divestiture of the environmental & infrastructure business. As noted above, if there should be a default (or alleged default) triggered under any of the surety bonds for either the historical demolition business or the environmental & infrastructure business, it could have a material adverse effect on our ability to obtain bonds and on our business, results of operations, cash flows or financial condition.

If we do not realize the expected benefits or synergies of any divestiture transaction or if we underestimated the valuation of the charge related to placing the asset held for sale in discontinued operations, our consolidated financial position, results of operations and cash flows could be negatively impacted. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

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

We have previously disclosed our plans to build new vessels, including the recently completed dual mode articulated tug/barge trailing suction hopper dredge, the Ellis Island, which is now in full operation. As the Company previously disclosed, the Ellis Island experienced greater than anticipated delays in ramping up to full operation due to mechanical issues involving the port side gearbox. Although the Ellis Island is now in operation, other unknown mechanical or engineering issues involving the Ellis Island, or other mechanical or engineering issues involving other new vessels, could adversely affect the Company’s business, operating results, cash flows or financial condition. Our future revenues and profitability will also be impacted to some extent by our ability to secure financing for new vessels and bring them into service within the timeline anticipated by the Company. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s business, operating results, cash flows or financial condition. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could also substantially increase the cost of such construction beyond what we currently expect such costs to be.

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

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. However, two unions represent approximately 70% of our hourly dredging employees—the IUOE, Local 25 and the Seafarers International Union. The Company’s master contract with IUOE, Local 25 was ratified in February 2019 and expires in September 2021. Two ancillary contracts with IUOE, Local 25 expired in September 2018 and will be re-negotiated now that the master contract is completed. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

The dredging business is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services and flooding. These risks could result in personal injury, damage to, or destruction of, dredges, barges transportation vessels, other maritime vessels, other structures, buildings or equipment, environmental damage, performance delays, monetary losses or legal liability to third parties. We may also be exposed to disruption of our operations, early termination of projects, unanticipated recovery costs and loss of use of our equipment that may materially adversely affect our business, results of operations, cash flows or financial condition.

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

We rely on information technology systems to conduct our business and disruption, failure, data corruption, cyber-based attacks or security breaches of these systems could adversely affect our business and results of operations.

We rely on information technology (IT) systems in order to achieve our business objectives, including to transmit and store electronic information, to capture knowledge of our business including vessel operation systems containing information about production, efficiency and vessel positioning, to conduct our accounting, financial and treasury activities, to store historical financial, project and proprietary information, to monitor our vessel maintenance and engine systems, and to communicate within the organization and with customers, suppliers, partners and other third parties. Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters and computer system or network failures. The Company’s IT systems may also be subject to cybersecurity attacks including malware, other computer viruses or malicious software, spoofing or phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems and other electronic security breaches. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, failure to properly estimate the work or costs associated with projects, litigation and the loss of customers or suppliers. A significant disruption or failure could have a material adverse effect on our business, operating results, cash flows or financial condition.

We are incurring costs associated with designing and implementing a new enterprise resource planning software system (ERP) with the objective of gradually migrating to the new system. Capital expenditures and expenses for the ERP for 2019 and beyond will depend upon the pace of conversion. If implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of the ERP timely and successfully, we may incur additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new engineering and other applications and technologies.

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

We currently have a substantial amount of indebtedness. As of December 31, 2018, we had indebtedness of $336.5 million, consisting of $325.0 million of our senior subordinated notes and $11.5 million of borrowings on our revolving credit facility, in each case excluding approximately $37.7 million of undrawn letters of credit and $174.6 million of additional borrowing capacity under our revolving credit facility and excluding contingent obligations, including $1.4 billion of performance bonds outstanding under the Company’s agreements with the Sureties and other bonding agreements. Our debt could:

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

We use credit facilities to support our working capital and acquisition needs. If we exhaust our borrowing capacity under our Credit Agreement, and cash flows from operations do not increase sufficiently, our ability to fund the working capital, capital expenditure and other needs of our existing operations could be constrained and our business and results of operations could be materially adversely affected.  If we experience operational difficulties or our operating results do not improve, we may need to increase our available borrowing capacity or seek amendments to the terms of our Credit Agreement. Our Credit Agreement is scheduled to expire in December 2019.  There can be no assurance that we will be able to refinance the Credit Agreement on commercially reasonable terms or at all, or that we will be able to secure any additional capacity or amend our Credit Agreement or to do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.

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

We are exposed to market risk associated with changes in foreign currency exchange rates. The primary foreign currency to which the Company has exposure is the Bahraini dinar. Our international contracts may be denominated in foreign currencies, which will result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. The value of the Bahraini dinar has historically been pegged to the value of the U.S. dollar, which has effectively eliminated the foreign currency risk with respect to that currency. However, if the Bahraini dinar were no longer to be so pegged, whether due to civil unrest in Bahrain or otherwise, the Company could become subject to additional, and substantial, foreign currency risk.

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

We have participated and may continue to participate in privately financed projects that enable state and local governments and other customers to finance dredging,  such as dredging of local navigable waterways and lakes, coastal protection and infrastructure projects. These projects typically include the facilitation of non-recourse financing and the provision of dredging, environmental, infrastructure, and related services. We may incur contractually reimbursable costs and may accept extended payment terms, extend debt financing and/or make an equity investment in an entity prior to, in connection with, or as part of project financing, and in some cases we may be the sole or primary source of the project financing. Project financing may also involve the use of real estate, environmental, wetlands or similar credits. If a project is unable to obtain other financing on terms acceptable to it in amounts sufficient to repay or redeem our investments, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our equity investments can be dependent on the operational success of the project and market factors or sale of the aforementioned credits, which may not be under our control. As a result, we could sustain a loss of part or all of our equity investments in such projects or have to recognize the value of the credits at a lower amount than expected in the contract bid.

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

The Company’s headquarters are located at 2122 York Road, Oak Brook, Illinois 60523, with approximately 66,343 square feet of office space that it leases with a term expiring in 2020. As of December 31, 2018 the Company owns or leases the following additional facilities:

Location	Type of Facility	Size		Leased or Owned
Staten Island, NY	Yard	4.4	Acres	Owned
Morgan City, LA	Yard	6.4	Acres	Owned
Norfolk, VA	Yard	15.3	Acres	Owned
Chickasaw, AL	Yard	2.0	Acres	Leased
Channelview, TX	Office	1,302	Square feet	Leased
Cape Girardeau, MO	Office	726	Square feet	Owned
Cape Girardeau, MO	Storage	7,200	Square feet	Owned
Cape Girardeau, MO	Yard	18.4	Acres	Owned
Orange Park, FL	Office	1,700	Square feet	Leased

The following facilities are leased by the Company’s historical environmental & infrastructure segment, which is presented in discontinued operations:

Location	Type of Facility	Size		Leased or Owned
Centennial, Colorado	Office	5,464	Square feet	Leased
Portage, Michigan	Office	1,344	Square feet	Leased
Rocklin, CA	Office	12,623	Square feet	Leased
Rocklin, CA*	Yard	5.0	Acres	Leased
Rocklin, CA*	Storage	14,731	Square feet	Leased
Cumming, GA	Office	2,400	Square feet	Leased
Denton, Texas	Office	3,766	Square feet	Leased
Brielle, New Jersey	Office	4,800	Square feet	Leased

*The historical environmental & infrastructure segment leases the Rocklin, California facilities from the former shareholders of Magnus Pacific Corporation pursuant to leases expiring in 2019.  See Note 13, Related-Party Transactions, to the Company’s consolidated financial statements.

Item 3.	Legal Proceedings

For a discussion of certain litigation involving the Company, see the disclosures under “Legal proceedings and other contingencies” included within Note 12, Commitments and Contingencies, to the Company’s consolidated financial statements.

Item 4.Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market.

The graph below shows the cumulative total return to stockholders of the Company’s common stock during a five year period ending December 31, 2018, the last trading day of our 2018 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2013, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*
Among Great Lakes Dredge & Dock Corporation, Peer Average and NASDAQ Composite Index
$190
$170
$150
$130
$110
$90
$70
$50
$30
2013
2014
2015
2016
2017
2018
GLDD
Peer Average
NASDAQ

* $100 invested on December 31, 2012 in stock or index, including reinvestment of dividends. Fiscal year ended December 31,

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Great Lakes Dredge & Dock Corp	$100.00	$93.04	$43.04	$45.65	$58.70	$71.96
Peer Average (see below)	100.00	91.73	89.74	128.18	144.10	146.70
NASDAQ Composite Index	100.00	113.40	119.89	128.89	165.29	158.87

The peer group in the graph above is comprised of the following member companies:

Company	Ticker
Aegion Corporation, successor to Insituform Technologies, Inc.	AEGN
Ameresco	AMRC
Badger Daylighting Ltd	BADFF
Hill International	HIL
IES Holdings	IESC
Layne Christensen Company (prior to merger with Granite Construction Inc. on June 14, 2018)	LAYN
Matrix Service Company	MTRX
Mistras Group	MG
MYR Group Inc.	MYRG
NV5 Global Inc	NVEE
Orion Marine Group, Inc.	ORN
Primoris Services Corporation	PRIM
Sterling Construction Company, Inc.	STRL
Team, Inc.	TISI
Willbros Group, Inc. (prior to merger with Primoris Services Corporation on June 4, 2018)	WG

Given the usage of this peer group for compensation purposes and the fact that each peer is a capital intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 22, 2019, the Company had approximately 25 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions except shares in thousands and per share data)
Contract revenues	$620.8	$592.2	$637.5	$681.3	$697.7
Costs of contract revenues	509.3	549.4	552.1	569.5	607.4
Gross profit	111.5	42.7	85.3	111.7	90.3
General and administrative expenses	55.1	57.2	55.3	56.7	54.1
(Gain) loss on sale of assets — net	3.7	4.8	3.1	(0.9)	0.5
Operating income (loss)	52.6	(19.3)	27.0	55.9	35.7
Interest expense — net	(33.6)	(26.0)	(23.5)	(23.7)	(19.8)
Equity in earnings (loss) of joint ventures	—	(1.5)	(2.4)	(6.1)	2.9
Loss on extinguishment of debt	—	(2.3)	—	—	—
Other income (expense)	(2.6)	0.0	(0.8)	(0.3)	(0.4)
Income (loss) from continuing operations before income taxes	16.5	(49.1)	0.4	25.8	18.3
Income tax (provision) benefit	(5.4)	33.8	0.2	(11.1)	7.9
Income (loss) from continuing operations	11.0	(15.4)	0.5	14.7	26.3
Loss from discontinued operations, net of income taxes	(17.3)	(15.9)	(8.7)	(20.9)	(16.0)
Net income (loss)	$(6.3)	$(31.3)	$(8.2)	$(6.2)	$10.3

Basic earnings (loss) per share attributable to income (loss) from continuing operations (1)	$0.18	$(0.25)	$0.01	$0.24	$0.44
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.28)	(0.26)	(0.14)	(0.35)	(0.26)
Basic earnings (loss) per share	$(0.10)	$(0.51)	$(0.13)	$(0.10)	$0.18
Basic weighted average shares	62,236	61,365	60,744	60,410	59,938

Diluted earnings (loss) per share attributable to income (loss) from continuing operations (1)	$0.17	$(0.25)	$0.01	$0.24	$0.43
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.27)	(0.26)	(0.14)	(0.34)	(0.26)
Diluted earnings (loss) per share	$(0.10)	$(0.51)	$(0.13)	$(0.10)	$0.17
Diluted weighted average shares	63,607	61,365	61,367	60,840	60,522

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Other Data:
Adjusted EBITDA from continuing operations (2)	$100.4	$35.2	$78.7	$100.1	$81.8
Net cash flows from operating activities	137.7	21.5	38.7	29.1	48.8
Net cash flows from investing activities	(35.1)	(58.2)	(65.5)	(73.1)	(116.7)
Net cash flows from financing activities	(85.5)	34.2	30.8	15.9	35.1
Depreciation and amortization	50.4	56.0	54.8	50.6	43.6
Maintenance expense	44.2	50.1	54.8	51.9	53.5
Capital expenditures	53.7	63.9	84.3	82.0	79.2

(1)

Refer to Note 2, Earnings per Share, in the Company’s consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 and above information for additional details regarding these calculations.

(2)	See definition of Adjusted EBITDA from continuing operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$34.5	$15.9	$11.2	$14.2	$42.4
Working capital	43.6	111.9	127.4	124.0	141.7
Total assets	730.3	832.4	893.6	898.1	888.7
Long-term debt, promissory notes and subordinated notes	322.0	428.1	390.4	345.8	319.9
Total stockholder's equity	214.9	221.3	247.9	252.2	256.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is the largest provider of dredging services in the United States. In addition, the Company is the only U.S. dredging service provider with significant international operations. The Company operates in one reportable segment.

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

In the fourth quarter of 2018, the management team proposed, and the board of directors approved, a plan to sell the Company’s historical environmental & infrastructure business. The Company has retained a financial advisor to assist with the process and expects to finalize disposition of the environmental & infrastructure business in the first half of 2019. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. Refer to Note 14, Business Dispositions, to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

In 2017, a strategic review was begun to improve the Company's financial results in both domestic and international operations enabling debt reduction, improvements in return on capital and the continued renewal of our extensive fleet with new and efficient dredges to best serve our domestic and international clients. Management executed a plan to reduce general and administrative and overhead expenses, retire certain underperforming and underutilized assets, write-off pre-contract costs on a project that was never formally awarded and that the Company no longer intends to pursue and closeout the Company’s Brazil operations. The cumulative amounts incurred to date as a result of this plan, including amounts presented in discontinued operations, included severance costs of $3.5 million, asset retirements of $32.3 million, pre-contract costs of $6.4 million and closeout costs of $4.2 million.

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

The Company’s fleet, including 23 dredges, of which two are deployed internationally, 16 material transportation barges, one drillboat, and numerous other support vessels, is the largest and most diverse fleet of any U.S. dredging company. The Company’s fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to the Company’s fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is the Company’s customer. In 2018, the Company’s revenues earned from contracts with federal government agencies were approximately 75% of total revenue, up from the Company’s prior three year average of 64%.

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

Effective beginning the first quarter of 2018, the Company changed the method of accounting for allocated fixed equipment costs for interim periods such that fixed equipment costs are now recognized as incurred. The Company adopted this change as a result of management’s belief that the new method is preferable and results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management. The change has been applied retrospectively. The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. Previously, the Company allocated fixed equipment costs to interim periods in proportion to revenues recognized over the year. Specifically, at each interim reporting date the Company compared actual revenues earned to date on its dredging contracts to expected annual revenues and recognized equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs were recognized such that the expense for the year equals actual equipment costs incurred during the year.

Primary Factors that Determine Operating Profitability

The Company’s results of operations for a calendar or quarterly period are generally determined by the following three factors:

•

Bid wins and dredge employment—The Company generates revenues when the Company wins a bid for a dredging contract and starts that project. Although the Company’s dredging equipment is subject to downtime for scheduled periodic maintenance and repair, the Company seeks to maximize its revenues by employing its dredging equipment on a full-time basis, allowing for scheduled down time and mobilization. If a dredge is idle (i.e., the dredge is not employed on a dredging project or undergoing scheduled periodic maintenance and repair), the Company does not earn revenue with respect to that dredge during the time period for which it is idle.

•

Project and dredge mix —The Company’s domestic dredging projects generally involve domestic capital, maintenance, coastal protection and rivers & lakes work and its foreign dredging projects generally involve capital work. In addition, the Company’s projects vary in duration and, in general, projects of longer duration result in less dredge downtime in a given period. Moreover, the Company’s dredges have different physical capabilities and typically work on certain types of dredging projects. Accordingly, the Company’s dredges have different daily revenue generating capacities.

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

•

Project execution—The Company seeks to execute all of its projects consistent with or at a higher production than its as-bid project estimates. In general, the Company’s ability to achieve its project estimates depends upon many factors including soil conditions, weather, variances from estimated project conditions, equipment mobilization time periods, unplanned equipment downtime or other events or circumstances beyond the Company’s control. If the Company experiences any of these events and circumstances, the completion of a project will often be accelerated or delayed, as applicable, and, consequently, the Company will experience project results that are better or worse than its estimates. The Company does its best to estimate for events and circumstances that are not within its control; however, these situations are inherent in dredging.

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

The Company adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”) on January 1, 2018 under the modified retrospective method such that the cumulative effect is recognized at the date of initial application. The adoption of ASC 606 resulted in a change in the timing of recognition of both contract revenue and costs from our prior practices. Upon the adoption of ASC 606, the Company recorded a cumulative net adjustment of $1,950 to the beginning retained earnings balance. Refer to Note 9, Revenue, for further discussion of the adoption of ASC 606.

Cost-to-cost method of revenue recognition— Prior to January 1, 2018, the Company measured completion based on engineering estimates of the physical percentage completed for dredging contracts. Under the new accounting principle, revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. Additionally, the Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. The Company uses contract fulfillment costs incurred to date and engineering estimates of costs at completion. In preparing estimates, the Company draws on its extensive experience in the dredging businesses. The Company utilizes its database of historical dredging information and technical computations to ensure that its estimates are as accurate as possible, given current circumstances. The Company recognizes a contract modification when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. Contract modifications are included in the transaction price only if it is probable that the modification estimate will not result in a significant reversal of revenue. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

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

The Company assesses the fair values of its reporting unit using both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses, appropriate discount rates and other variables. The estimates are based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates.

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

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. The Company performed its annual goodwill impairment test as of July 1, 2018 with no indication of impairment as of the test date. As of the test date, the fair value of the reporting unit was substantially in excess of its carrying value. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2019 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2018 and 2017, the Company’s goodwill was $76.6 million.

Results of Operations—Fiscal Years Ended December 31, 2018, 2017 and 2016

The following table sets forth the components of net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the years ended December 31:

	2018	2017	2016
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(82.0)	(92.8)	(86.6)
Gross profit	18.0	7.2	13.4
General and administrative expenses	(8.9)	(9.7)	(8.7)
Loss on sale of assets—net	(0.6)	(0.8)	(0.5)
Operating income (loss)	8.5	(3.3)	4.2
Interest expense—net	(5.4)	(4.4)	(3.7)
Equity in loss of joint ventures	—	(0.3)	(0.4)
Loss on extinguishment of debt	—	(0.4)	—
Other expense	(0.4)	—	(0.1)
Income (loss) from continuing operations before income taxes	2.7	(8.4)	—
Income tax (provision) benefit	(0.9)	5.7	—
Income (loss) from continuing operations	1.8	(2.7)	—
Loss from discontinued operations, net of income taxes	(2.8)	(2.7)	(1.4)
Net loss	(1.0)	(5.4)	(1.4)

Adjusted EBITDA from continuing operations	16.2%	5.9%	12.3%

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

	Year Ended December 31,
	2018	2017	2016
Net loss	$(6,293)	$(31,260)	$(8,177)
Loss from discontinued operations, net of income taxes	(17,309)	(15,892)	(8,719)
Income (loss) from continuing operations	11,016	(15,368)	542
Adjusted for:
Interest expense—net	33,578	26,032	23,471
Income tax provision (benefit)	5,437	(33,761)	(177)
Depreciation and amortization	50,389	55,962	54,826
Loss on extinguishment of debt	—	2,330	—
Adjusted EBITDA from continuing operations	$100,420	$35,195	$78,662

Components of Contract Revenues

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, (in thousands):

Revenues	2018	2017	2016

Capital—U.S.	$333,037	$185,113	$219,914
Capital—foreign	14,088	42,306	59,413
Coastal protection	175,923	191,070	215,041
Maintenance	53,427	134,923	92,274
Rivers & lakes	44,320	38,747	50,826
Total revenues	$620,795	$592,159	$637,468

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total revenue was $620.8 million in 2018, an increase of $28.6 million, or 4.8%, from 2017 total revenue of $592.2 million. The increase was largely attributable to an increase in domestic capital and rivers & lakes revenues during 2018 as compared to the prior year. These increases were partially offset by decreases in revenues from foreign capital, coastal protection and maintenance projects during the year ended December 31, 2018 as compared to 2017. The Company categorizes revenue by service type to understand the market in which the Company operates and to assess how the Company is performing on bidding work or projects and is generating revenue from backlog.

Domestic capital dredging revenues increased $147.9 million, or 79.9%, to $333.0 million in 2018 when compared to 2017 revenues of $185.1 million. The increase in domestic capital dredging revenues was primarily related to a greater amount of revenue earned on the Charleston entrance channel deepening projects, coastal restoration projects, LNG projects in Texas and deepening projects on the Delaware River as compared to the prior year. The Company commenced dredging on the Tampa Harbor deepening project during the fourth quarter of 2018 which also contributed to revenue for the year ended December 31, 2018. This increase was partially offset by a greater amount of revenue earned on the Savannah Harbor deepening project in 2017 when compared to the current year. In 2018, the Company earned 67% of its backlog carried forward from December 31, 2017.

Revenues from foreign dredging operations in 2018 totaled $14.1 million, a decrease of $28.2 million, or 66.7%, from 2017 revenues of $42.3 million. For the year ended December 31, 2018, revenue earned on two projects in Bahrain was offset by revenue earned on a project in Saudi Arabia during 2017 that was not replaced during the current year. Delays in the commencement of a large land reclamation project in Bahrain further contributed to the change in revenue for the year ended December 31, 2018 compared to the prior year. During the first quarter of 2018, the Company substantially completed the closeout of its Brazil operations. The absence of projects in Brazil during the current year also contributed to the change in revenue during the current year as compared to 2017. The Company earned 100% of its backlog carried forward from December 31, 2017.

Coastal protection revenues were $175.9 million in 2018, a decrease of $15.2 million, or 8.0%, from $191.1 million in 2017. For the year ended December 31, 2018, the decrease in coastal protection revenue was mostly attributable to a greater amount of revenue earned in the prior year on projects in New York, New Jersey, Virginia, Maryland and North Carolina. This decrease was partially offset by revenue earned during the current year on large projects in Florida, Delaware, Georgia and South Carolina. The Company earned 100% of its backlog carried forward from December 31, 2017.

Revenues from maintenance dredging projects in 2018 were $53.4 million, a decrease of $81.5 million, or 60.4%, from $134.9 million in 2017. The change in maintenance revenue during the current year was mostly attributable to a greater amount of revenue earned in the prior year on projects in Maryland, Florida, Delaware, the Northwest, North Carolina and Massachusetts partially offset by an increase in the current year on projects in Virginia. Maintenance projects in Texas and Maryland also contributed to revenue during 2018. The Company earned 100% of its backlog carried forward from December 31, 2017.

Rivers & lakes revenues were $44.3 million for 2018, an increase of $5.6 million, or 14.5%, from $38.7 million in 2017. The increase in rivers & lakes revenue during the current year was mostly attributable to revenue earned on a large flood mitigation project in Texas, which was the first post-Hurricane Harvey project, as well as revenue earned on a project in Louisiana. The increase in revenue was partially offset by a greater amount of revenue earned on a large lake project in Illinois and on projects in Florida, Mississippi and New Jersey during 2017. The Company earned 79% of its backlog carried forward from December 31, 2017.

Consolidated gross profit for the year ended December 31, 2018 increased by $68.8 million, or 161.0%, to $111.5 million from $42.7 million for the year ended December 31, 2017. Gross profit margin (gross profit divided by revenue) for the full year 2018 was 18.0%, higher than prior year gross profit margin of 7.2%. The higher gross profit for 2018 was driven by strong performance on domestic capital and rivers & lakes projects and lower plant costs, resulting from the retirement of certain underperforming and underutilized assets, when compared to the prior year. This change was partially offset by lower margin experienced on maintenance and coastal protection projects. Gross profit for 2018 includes $9.1 million of cost of contract revenues from restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations compared to $23.0 million in the prior year. The majority of these amounts are related to asset retirement charges of $6.8 million and $15.8 million in 2018 and 2017, respectively, and in 2017, $6.4 million of pre-contract costs incurred on a project that was never formally awarded and that the Company no longer plans to pursue.

General and administrative expenses totaled $55.1 million for the year ended December 31, 2018, down from $57.2 million for the year ended December 31, 2017. The decrease in general and administrative expense for the full year 2018 as compared to 2017 was attributable to decreases in legal and professional fees, technical and consulting fees and personnel and recruiting fees of $1.2 million, $3.7 million and $0.3 million, respectively, partially offset by an increase in payroll and benefits of $3.3 million, mostly related to an increase in incentive pay in the current year. General and administrative expense includes $0.2 and $1.2 million of charges associated with restructuring for the year ended December 31, 2018 and 2017, respectively, mostly related to severance expense.

Operating income for the year ended December 31, 2018 was $52.6 million compared to an operating loss of $19.3 million for the year ended December 31, 2017. The change in operating income during the current year was driven by gross profit earned during the year ended December 31, 2018 when compared to the prior year, as noted above. The decrease in general and administrative expenses, noted above, also contributed to the increase in operating income. Further, the Company recorded $3.7 million and $4.8 million to loss on sale of assets, mostly related to asset restructuring charges, during the year ended December 31, 2018 and 2017, respectively.

During 2017, the Company and the partner of the TerraSea joint venture agreed to a final resolution of the net advances through additional funding of the joint venture. As a result of this agreement, the Company recorded additional losses of $1.5 million during the year ended December 31, 2017. The TerraSea joint venture was dissolved in 2017.

The Company’s net interest expense for 2018 totaled $33.6 million compared to $26.0 million in 2017. The increase in interest expense was primarily attributable to a decrease in the amount of interest expense that was being capitalized during the construction of the Company’s dual mode articulated tug/barge trailing suction hopper dredge, the Ellis Island, and an increase in interest expense related to the higher principal on the Company’s 8% senior notes (“8% Senior Notes”) during the current year. Interest expense related to the revolving credit facility declined during 2018 due to a lower amount of debt outstanding during the current year, resulting from the Company’s initiative to reduce outstanding debt.

Income tax provision in 2018 was $5.4 million, compared to an income tax benefit of $33.8 million in 2017. The change in income tax provision is related to higher pretax income during the current year, as described above, as well as a $15.7 million benefit in 2017 attributable to the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017.

For the year ended December 31, 2018, net income from continuing operations was $11.0 million compared to a net loss of $15.4 million for the year ended December 31, 2017. The increase in net income from continuing operations for the year ended December 31, 2018 was driven by an increase in operating income, as described above. Further contributing to the change in the current year were a $2.3 million loss on extinguishment of debt resulting from the prepayment of the Company’s 7.375% senior notes during 2017 and a $1.5 million loss associated with the Company’s TerraSea joint venture that negatively impacted net income from continuing operations in the prior year. The increase in net income from continuing operations for 2018 was slightly offset by an increase in interest expense, as described above, and a $2.3 million charge to other expense for the reversal of the cumulative translation adjustment related to the liquidation of the investment of the Company’s Brazil and Australia operations during the current year. The Company’s income tax provision was higher during 2018 as result of higher earnings in the current year when compared to 2017 as well as the positive impact of the Tax Cuts and Jobs Act during 2017, as described above.

Adjusted EBITDA from continuing operations (as defined and reconciled on page 36) was $100.4 million and $35.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in Adjusted EBITDA from continuing operations of $65.2 million, or 185.2% during 2018 was driven by higher gross profit, excluding depreciation, and the decrease in general and administrative expenses, as described above. An increase in other expense during the current year was offset by positive changes to loss on sale of assets and equity in loss of joint ventures during the year ended December 31, 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total revenue was $592.2 million in 2017, a decrease of $45.3 million, or 7.1%, from 2016 total revenue of $637.5 million. The decrease was largely attributable to a decline in domestic and foreign capital, coastal protection and rivers & lakes revenues during 2017 as compared to 2016. These decreases were partially offset by an increase in revenues from maintenance projects during the year ended December 31, 2017 as compared to 2016. The Company categorizes revenue by service type to understand the market in which the Company operates and to assess how the Company is performing on bidding work or projects and is generating revenue from backlog.

Domestic capital dredging revenues decreased $34.8 million, or 15.8%, to $185.1 million in 2017 compared to 2016 revenues of $219.9 million. The decrease in domestic capital dredging revenue was mostly attributable to a greater amount of revenue earned on the Savannah Harbor deepening project, a liquefied natural gas (“LNG”) project in Texas and a deepening project on the Delaware River during the year ended 2016 when compared to 2017. The Company experienced delays associated with Hurricane Harvey, Irma, Maria and Jose which caused work stoppage on the Company’s projects in the impacted areas. The decline in revenue from these projects was partially offset by revenue earned during 2017 from coastal restoration projects in Louisiana and Mississippi as well as revenue from the initial stages of mobilization on a deepening project in South Carolina. In 2017, the Company earned 72% of its backlog carried forward from December 31, 2016.

Revenues from foreign dredging operations in 2017 totaled $42.3 million, a decrease of $17.1 million, or 28.8%, from 2016 revenues of $59.4 million. Foreign dredging revenue in 2017 was down compared to 2016 due to a greater amount of revenue earned on projects in Saudi Arabia, Brazil and Bahrain during 2016. The Company earned 100% of its backlog carried forward from December 31, 2016.

Coastal protection revenues were $191.1 million in 2017, a decrease of $23.9 million, or 11.1%, from $215.0 million in 2016. For the year ended December 31, 2017, the decrease in coastal protection revenue was the result of a greater amount of revenue earned in 2016 on large projects in New Jersey and New York for the repair of shorelines damaged as a result of Superstorm Sandy and winter storms as compared to 2017. Further, a greater amount of revenue was earned on projects in Florida during 2016 as compared to 2017. These negative impacts on revenue were partially offset by greater revenue earned on coastal protection projects in Virginia, North Carolina, South Carolina and Maryland during 2017 as compared to 2016. The Company earned 100% of its backlog carried forward from December 31, 2016.

Revenues from maintenance dredging projects in 2017 were $134.9 million, an increase of $42.6 million, or 46.2%, from $92.3 million in 2016. The increase in maintenance revenue during 2017 was largely attributable to work on two large projects in Delaware in addition to projects in Florida, North Carolina, Oregon and California. The increase in revenue from these projects in 2017 was partially offset by a greater amount of revenue earned on projects in Pennsylvania and Florida during 2016. The Company earned 100% of its backlog carried forward from December 31, 2016.

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

Gross profit for the year ended December 31, 2017 decreased by $42.6 million, or 49.9%, to $42.7 million from $85.3 million for the year ended December 31, 2016. Gross profit margin (gross profit divided by revenue) for the full year 2017 was 7.2%, lower than 2016 gross profit margin of 13.4%. The lower gross profit for 2017 was driven by restructuring charges incurred during 2017. The Company recorded $23.0 million of additional cost of contract revenues related to restructuring which negatively impacted margin for the year ended December 31, 2017. The majority of this amount is related to asset retirement charges of $15.8 million and $6.4 million of pre-contract costs incurred on a project that was never formally awarded and that the Company no longer plans to pursue. Further, the Company experienced lower contract margin, specifically on the Company’s smaller domestic inland projects, and decreased absorption of fixed costs due to lower utilization of the fleet during 2017 as compared to 2016.

General and administrative expenses totaled $57.2 million for the year ended December 31, 2017, up from $55.3 million for the year ended December 31, 2016. An increase in technical and consulting fees and payroll and benefits expenses of $2.4 million and $0.8 million during 2017 contributed to the year over year increase. The increase in general and administrative expenses was partially offset by a decrease in legal and professional fees of $1.9 million and personnel and recruiting costs of $0.4 million. General and administrative expense for the year ended December 31, 2017 includes $1.8 million of charges associated with restructuring, mostly related to severance but was offset by the decrease in payroll and benefits expense, as noted above.

Operating loss for the year ended December 31, 2017 was $19.3 million compared to operating income of $27.0 million for the year ended December 31, 2016. The change in operating income during 2017 was driven by restructuring charges incurred during the year, as noted above. During 2017, the Company recorded $4.8 million to loss on sale of assets, mostly related to asset restructuring charges. In comparison, the Company recorded $3.1 million to loss on sale of assets for the year ended December 31, 2016.

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

The Company’s net interest expense for 2017 totaled $26.0 million compared with $23.5 million in 2016. The increase in interest expense was largely attributable to interest expense related to the higher principal on the Company’s 8% Senior Notes and higher interest expense associated with the Company’s senior secured revolving credit facility, which had a greater amount outstanding during 2017. The increase in interest expense was partially offset by a decrease in expense related to the Company’s senior secured term loan facility, which was paid in full during the fourth quarter of 2016.

Income tax benefit in 2017 was $33.8 million, up from an income tax benefit of $0.2 million in 2016. Of this $33.6 million change, $15.7 million is attributable to the recent Tax Cuts and Jobs Act enacted in the fourth quarter of 2017. The balance is primarily related to the lower pretax income described above, partially offset by the 2016 revision of the deferred state tax rate which provided an additional benefit in 2016.

For the year ended December 31, 2017, net loss from continuing operations was $15.4 million compared to net income of $0.5 million for the year ended December 31, 2016. The change in net income (loss) from continuing operations was negatively impacted by a decrease in operating income and increased interest expense during 2017, as described above. Further contributing to the net loss from continuing operations was a $2.3 million loss on extinguishment of debt related to the Company’s prepayment of the Company’s 7.375% senior notes during 2017. These items were partially offset by the positive change in equity loss of joint ventures, as noted above.

Adjusted EBITDA from continuing operations (as defined and reconciled on page 36) was $35.2 million and $78.7 million for the years ended December 31, 2017 and 2016, respectively. Restructuring charges incurred during 2017 drove the decrease of $43.5 million, or 55.3%. Additionally, other changes in consolidated gross profit and in general and administrative described above negatively impacted 2017 EBITDA from continuing operations when compared to 2016. These negative impacts on EBITDA from continuing operations were slightly offset by the positive changes in loss on sale of assets and equity in loss of joint ventures, as described above, as well as, a positive change in other expense.

Bidding Activity and Backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated (in thousands):

	December 31,	December 31,	December 31,
Backlog	2018	2017	2016

Capital - U.S.	$447,139	$383,577	$234,575
Capital - foreign	73,112	8,575	22,025
Coastal protection	81,068	76,460	109,871
Maintenance	56,189	23,662	56,929
Rivers & lakes	49,583	19,046	44,298
Total Backlog	$707,091	$511,320	$467,698

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 83% of the Company’s 2018 backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

Approximately 78% of the Company’s backlog at December 31, 2018 is expected to be completed and converted to revenue in 2019.

The 2018 domestic dredging bid market totaled $1,811 million, a 48.9% increase from the 2017 domestic dredging bid market of $1,216 million. Domestic capital projects awarded during 2018 include harbor deepening projects in Jacksonville, Tampa, Corpus Christi, Boston and on the Delaware River, a coastal restoration project in Mississippi, a terminal deepening project in Massachusetts, the option on the Charleston entrance channel deepening project and a channel widening project in Texas. Additional domestic projects awarded during 2018 include a flood mitigation project in Texas, multiple coastal protection projects in Florida, South Carolina, North Carolina and New York and maintenance projects in Louisiana, Florida, North Carolina, Georgia, Pennsylvania and on the West Coast. The Company won 45% of the overall 2018 domestic bid market, down from its 49% win rate of the overall 2017 domestic bid market and in line with the Company’s prior three-year average win rate of 46%. The award of the flood mitigation project in Texas and deepening projects in Tampa, Jacksonville and Corpus Christi, as well as option on the Charleston entrance channel deepening drove the Company’s bid market win rate during the current year. Variability in contract wins from period to period is not unusual. The Company believes trends in its win rate over the prior three year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2018 contracted backlog was $707.1 million. This represents an increase of $195.8 million, or 38.3%, over the Company’s December 31, 2017 backlog of $511.3 million. These amounts do not reflect approximately $115.6 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2017, the amount of domestic low bids pending award was $69.9 million. Backlog at December 31, 2018 includes deepening projects in Charleston, Jacksonville and Corpus Christi totaling approximately $394 million.

The Company won 62%, or $476.4 million, of the domestic capital dredging projects awarded in 2018, compared to 71%, or $349.0 million, in the prior year. During 2018, the Company was awarded deepening projects in Jacksonville, Corpus Christi, Tampa, on the Delaware River and the option on the entrance channel deepening project in Charleston. In comparison, the awards during the prior year included two deepening projects in Charleston and a coastal restoration project in Mississippi. Domestic capital dredging work made up $447.1 million, or 63%, of the Company’s December 31, 2018 contracted backlog. Domestic capital dredging backlog at December 31, 2018 was $63.6 million higher than the prior year. During the current year the Company completed work on a coastal restoration project in Louisiana and the Savannah Harbor deepening project which were both in backlog at December 31, 2017. The Company expects about 65% of its domestic capital backlog at December 31, 2018 to be performed in 2019. Successful expansion of the Panama Canal in recent years continues to put pressure on ports on the East and Gulf Coasts to deepen and widen in anticipation of the neo-Panamax vessels. With several port expansions underway, several other port expansions are entering new phases and several additional projects are being expedited. Deepening projects in Jacksonville, Tampa and Corpus Christi were recently awarded. Further, projects to deepen the Mississippi River and Port of Virginia are being expedited. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance.

Foreign capital dredging backlog increased to $73.1 million at December 31, 2018 from $8.6 million at the end of 2017. During the fourth quarter the Company was awarded a $73 million project in Bahrain, for which the Company was the low bidder in the second quarter of 2017. The Company expects about 75% of its foreign capital backlog at December 31, 2018 to be performed in 2019. During 2018, the Company completed work on projects in the Middle East which were in backlog at December 31, 2017. During 2018, the Company relocated two of its dredges to our domestic fleet from their previous positions in the international market. The Company expects the international market to be a break-even contributor in 2019, with potential for market improvement in 2020 and beyond.

The Company won 62%, or $170.6 million, of the coastal protection projects awarded in 2018, compared to 56%, or $145.1 million, in the prior year. During 2018, the Company was awarded four large coastal protection projects in New York, North Carolina and South Carolina totaling approximately $152 million. The remaining $18 million in awards for 2018 is for work on projects in Virginia, South Carolina and Georgia. The Company has contracted backlog related to coastal protection of $81.1 million at December 31, 2018 compared to $76.5 million at the end of 2017. During the year ended December 31, 2018, the Company completed coastal protection projects in New Jersey, Delaware, South Carolina and Florida which were in backlog at December 31, 2017. The Company expects substantially all of its coastal protection backlog at December 31, 2018 to be performed in 2019. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. With continued funding available for projects in the Northeast from the Superstorm Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems last year involving Hurricanes Harvey, Irma, and Maria, the U.S. Senate Committee on Appropriations passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is currently believed that over $1 billion is expected to be added to its dredging related budget over the next few years. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During the fourth quarter of 2018, Congress passed an additional $1.7 billion of supplemental appropriations for disaster relief funding as a result of Hurricane Florence.

The Company won 13%, or $82.5 million, of the maintenance dredging projects awarded in 2018 compared to 22%, or $93.5 million, in 2017. During 2018, the Company was awarded maintenance projects in the South Atlantic, Florida, Maryland, New York, North Carolina and Texas. During the year ended December 31, 2018, the Company continued to work on projects in Virginia, Maryland, Mississippi and Delaware which were in backlog at December 31, 2017. The Company’s contracted maintenance dredging backlog at December 31, 2018 of $56.2 million is $32.5 million higher than the backlog of $23.7 million at December 31, 2017. The Company expects about 82% of its maintenance dredging backlog at December 31, 2018 to be performed in 2019. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. During the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. Similar to past versions of the bill, WRDA 2018 language calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WRDA 2018 ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2018 and beyond. Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 94% utilization of the HMTF in FY 2018 and 91% proposed in the FY 2019 budget which was above its commitment.

The Company won 53%, or $82.2 million, of the rivers & lakes projects in the markets where the group operates during the current year, compared to 8%, or $2.6 million, in 2017. During the current year, the Company was awarded a $12 million project in Louisiana as well as a $70 million project in Texas which is the first major Houston-area flood-control project after Hurricane Harvey. For the year ended December 31, 2018, the Company continued to earn revenue on a lake project in Illinois and completed work on projects in New Jersey and Mississippi, all of which were in backlog at December 31, 2017. The Company has contracted dredging backlog related to rivers & lakes of $49.6 million at December 31, 2018, which is $30.6 million higher than the backlog of $19.0 million at December 31, 2017. The Company expects a substantial portion of its rivers & lakes backlog at December 31, 2018 to be performed in 2019.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities, borrowings under the Company’s revolving credit facility and proceeds from issuances of long-term debt. See Note 5, Long-Term Debt, to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, and provide working capital and other general corporate purposes.

The Company’s net cash provided by operating activities of continuing operations for the years ended December 31, 2018, 2017 and 2016 totaled $141.7 million, $34.0 million and $34.7 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations in 2018 was driven by a higher net income from continuing operations compared to the prior year and the recovery of investment in working capital during 2018. Cash provided by operating activities for the year ended December 31, 2017 was down compared to 2016 due to lower net income during 2017. This decrease in 2017 was partially offset by a lower investment in working capital during the year ended December 31, 2017 when compared to the year ended December 31, 2016.

The Company’s net cash flows used in investing activities of continuing operations for the years ended December 31, 2018, 2017 and 2016 totaled $35.5 million, $57.4 million and $72.8 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During 2018, the Company received $4.5 million in cash proceeds from a sale-leaseback of a dredge as well as $9.4 million in proceeds from the sale of underperforming and underutilized assets identified through the Company’s strategic review. The Company spent $43.3 and $53.9 million for the years ended December 31, 2017 and 2016, respectively, on the Ellis Island, which was placed in service during the fourth quarter of 2017. Further, the Company bought out two leases for $14.3 million as part of the restructuring initiative of disposing underperforming assets during the year ended December 31, 2018. In 2017, the Company received $8.6 million in proceeds from dispositions of property and equipment, mostly related to the refinancing of two dredges.

The Company’s net cash flows provided by (used in) financing activities of continuing operations for the years ended December 31, 2018, 2017 and 2016 totaled $(83.9) million, $34.5 million and $32.2 million, respectively. The decrease in cash provided by financing activities primarily relates to the Company’s net repayments on its revolving credit facility of $83.5 million during 2018. Comparatively, the Company had net repayments of $9.1 million during 2017 and net borrowings of $84.1 million for the year ended December 31, 2016. Further, the Company issued $325 million of 8% senior notes during the second quarter of 2017. The Company used a portion of the net proceeds to redeem its $275 million of 7 3/8% senior notes and repay a portion of the Company’s revolver. The Company also paid $5.0 million in financing fees on the issuance of the 8% Senior Notes during the prior year. During the year ended December 31, 2016, the Company repaid the senior secured term loan facility in full.

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

The obligations of Great Lakes under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. During a year, the Company frequently borrows and repays amounts under its revolving credit facility. As of December 31, 2018, the Company had $11.5 million of borrowings on the revolver and $37.7 million of letters of credit outstanding, resulting in $174.6 million of availability under the Credit Agreement. The availability under the Credit Agreement is suppressed by $26.2 million as of December 31, 2018 as a result of certain limitations set forth in the Credit Agreement.

Surety agreements

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has a bonding agreement with the Sureties under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1 million to $10 million. At December 31, 2018, the Company had outstanding performance bonds valued at approximately $1,389.2 million of which $78.3 million relates to projects accounted for in discontinued operations. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $619.4 million.

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

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 12, Commitments and Contingencies, to the Company’s condensed consolidated financial statements.

Senior notes

In May 2017, the Company issued $325 million in aggregate principal amount of its 8% Senior Notes due May 15, 2022. Approximately $283 million of the net proceeds from the issuance of the 8% Senior Notes were used to prepay all of the Company’s 7.375% senior notes due February 2019, including a tender premium and accrued and unpaid interest. Interest on the 8% Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The 8% Senior Notes are senior unsecured obligations of the Company and will be guaranteed on a senior unsecured basis by the guarantors and any other subsidiary guarantors that from time to time become parties to the indenture. The terms of the indenture will, among other things, limit the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on their assets; (iv) transfer and sell assets; (v) enter into certain business combinations with third parties or into certain other transactions with affiliates; (vi) create restrictions on dividends or other payments by the Company’s restricted subsidiaries; and (vii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture.

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

The impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances are reflected in the cumulative translation adjustment—net within accumulated other comprehensive income (loss). Cash held in non-U.S. dollar currencies primarily is used for project-related and other operating costs in those currencies reducing the Company’s exposure to future realized exchange gains and losses.

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility and any future revolving credit facility yet to be negotiated will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants required under the Credit Agreement, depends on its future operating performance and cash flows, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2018. Additional information related to these obligations can be found in Note 5, Long-Term Debt, and Note 12, Commitments and Contingencies, to the Company’s consolidated financial statements.

	Obligations coming due in year(s) ending:
			2020-	2023-	2026 and
	Total (1)	2019	2022	2025	beyond
Equipment notes payable (2)	$0.7	$0.6	$0.1	$—	$—
Senior notes (3)	413.8	26.0	387.8	—	—
Revolving credit facility (4)	11.5	11.5	—	—	—
Operating lease commitments	101.2	28.1	55.3	17.8	—
Total	$527.2	$66.2	$443.2	$17.8	$—

(1)	Excluded from the above table are $0.2 million in liabilities for uncertain tax positions for which the period of settlement is not determinable.

(2)

Represents principal and interest on four capital equipment leases. These capital leases relate to the historical environmental & infrastructure business and are presented in assets and liabilities held for sale. Refer to Note 14, Business Dispositions.

(3)	Includes cash interest payments calculated at stated fixed rate of 8.000%.
(4)	Represents the Credit Agreement. At December 31, 2018, total outstanding on this facility was $11.5 million. Includes cash interest payments calculated at variable rates between 5.25% and 5.46%.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $37.7 million at December 31, 2018. The Company has granted liens on a substantial portion of its owned operating equipment as security for borrowings under its Credit Agreement and other indebtedness.

The Company finances certain key vessels, office space, and other equipment used in its operations with off-balance sheet operating lease arrangements with unrelated lessors, requiring annual rentals of $28.1 million in 2019 which will decline to $2.6 million over the next seven years subject to future lease arrangements. These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

At December 31, 2018, the Company had outstanding performance bonds with a notional amount of $1,389.2 million of which $78.3 million relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects in continuing operations totaled $619.4 million.

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

A portion of the Company’s current operations are conducted outside of the U.S., primarily in the Middle East. It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Currently, the majority of the Company’s foreign dredging work is in the Middle East. The currency in Bahrain, the Bahraini Dinar, is linked to the U.S. dollar; therefore, there is no foreign currency exposure on these transactions. At December 31, 2018, the Company had no foreign exchange forward contracts outstanding.

At December 31, 2018, the Company had long-term senior notes outstanding with a recorded face value of $325.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 8.000%, was $330.3 million at December 31, 2018 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2018 the fair value of this fixed rate debt would have increased to $338.1 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 9% of the Company’s costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company’s 2019 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2018. At December 31, 2018 the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements through December 2018. As of December 31, 2018, there were 7.8 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.91 to $2.34 per gallon. At December 31, 2018, the fair value liability on these contracts was estimated to be $4.7 million, based on quoted market prices and is recorded in accrued liabilities. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2018.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 26, 2019, are set forth on pages 55 to 82 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2018 and 2017. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2018
Contract revenues	$133.6	$135.3	$178.7	$173.2
Costs of contract revenues	(119.5)	(113.1)	(139.1)	(137.6)
Gross profit	14.1	22.1	39.6	35.6
General and administrative expenses	(13.1)	(12.2)	(14.3)	(15.4)
Gain (loss) on sale of assets — net	0.2	1.1	(1.5)	(3.5)
Operating income	1.2	11.0	23.7	16.7
Interest expense — net	(8.7)	(9.0)	(8.1)	(7.9)
Other income (expense)	(2.1)	0.0	0.1	(0.6)
Income (loss) before income taxes	(9.5)	2.0	15.7	8.2
Income tax (provision) benefit	2.5	(0.8)	(3.9)	(3.2)
Income (loss) from continuing operations	(7.0)	1.2	11.9	5.0
Loss from discontinued operations, net of income taxes	(2.3)	(2.2)	(0.2)	(12.7)
Net income (loss)	$(9.3)	$(1.0)	$11.7	$(7.7)

Basic earnings (loss) per share attributable to income (loss) from continuing operations	$(0.11)	0.02	$0.19	$0.08
Basic loss per share attributable to loss from discontinued operations, net of tax	(0.04)	(0.04)	(0.00)	(0.20)
Basic earnings (loss) per share	$(0.15)	$(0.02)	$0.19	$(0.12)
Basic weighted average shares	61.8	62.3	62.4	62.5

Diluted earnings (loss) per share attributable to income (loss) from continuing operations	$(0.11)	$0.02	$0.19	$0.08
Diluted loss per share attributable to loss from discontinued operations, net of tax	(0.04)	(0.04)	(0.01)	(0.20)
Diluted earnings (loss) per share	$(0.15)	$(0.02)	$0.18	$(0.12)
Diluted weighted average shares	61.8	62.7	63.3	63.8

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2017
Contract revenues	$153.1	$152.5	$133.9	$152.7
Costs of contract revenues	(140.0)	(136.5)	(114.3)	(158.7)
Gross profit (loss)	13.1	16.0	19.6	(5.9)
General and administrative expenses	(13.9)	(14.3)	(15.3)	(13.7)
Gain (loss) on sale of assets — net	0.0	(0.3)	0.0	(4.6)
Operating income (loss)	(0.8)	1.4	4.3	(24.2)
Interest expense — net	(5.6)	(6.4)	(6.4)	(7.6)
Equity in loss of joint ventures	0.0	(1.5)	0.0	(0.0)
Loss on extinguishment of debt	—	(2.3)	—	—
Other income (expense)	0.0	0.1	0.1	(0.2)
Loss before income taxes	(6.3)	(8.7)	(2.0)	(32.0)
Income tax benefit	2.0	4.2	0.3	27.2
Loss from continuing operations	(4.3)	(4.5)	(1.7)	(4.9)
Income (loss) from discontinued operations, net of income taxes	(13.3)	0.6	(1.5)	(1.7)
Net loss	$(17.6)	$(3.9)	$(3.2)	$(6.5)

Basic loss per share attributable to loss from continuing operations	$(0.07)	$(0.07)	$(0.03)	$(0.08)
Basic earnings (loss) per share attributable to income (loss) from discontinued operations, net of tax	$(0.21)	$0.00	$(0.02)	$(0.03)
Basic loss per share	$(0.28)	$(0.07)	$(0.05)	$(0.11)
Basic weighted average shares	61.1	61.3	61.5	61.6

Diluted loss per share attributable to loss from continuing operations	$(0.07)	$(0.07)	$(0.03)	$(0.08)
Diluted earnings (loss) per share attributable to income (loss) from discontinued operations, net of tax	$(0.21)	$0.00	$(0.02)	$(0.03)
Diluted loss per share	$(0.28)	$(0.07)	$(0.05)	$(0.11)
Diluted weighted average shares	61.1	61.3	61.5	61.6

Note: Items may not sum due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2018.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2018. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Great Lakes Dredge & Dock Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

February 26, 2019

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board of Directors and Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables”, “Compensation Discussion and Analysis”, “Board of Directors and Corporate Governance” and “CEO Pay Ratio” in the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board of Directors and Corporate Governance” and “Change of Control of the Company” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report
1. Financial Statements

The financial statements are set forth on pages 55 to 82 of this Report and are incorporated by reference in Item 8 of this Report.

2. Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 83, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

February 26, 2019

We have served as the Company's auditor since 1991

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(in thousands, except per share amounts)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,458	$15,852
Accounts receivable—net	64,779	51,940
Contract revenues in excess of billings	17,953	77,907
Inventories	28,112	34,432
Prepaid expenses	4,710	5,031
Other current assets	31,907	38,605
Assets held for sale	24,779	38,417
Total current assets	206,698	262,184

PROPERTY AND EQUIPMENT—Net	369,863	396,925
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	61,264	54,023
ASSETS HELD FOR SALE— Noncurrent	5,110	29,561
OTHER	10,760	13,088
TOTAL	$730,271	$832,357

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,537	$65,153
Accrued expenses	48,351	51,926
Billings in excess of contract revenues	17,793	2,586
Revolving credit facility	11,500	—
Current portion of long-term debt	—	1,212
Liabilities held for sale	13,940	29,373
Total current liabilities	163,121	150,250

LONG-TERM DEBT	321,950	333,141
REVOLVING CREDIT FACILITY	—	95,000
DEFERRED INCOME TAXES	22,846	25,561
LIABILITIES HELD FOR SALE— Noncurrent	146	773
OTHER	7,280	6,336
Total liabilities	515,343	611,061

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 62,830 and 61,897 shares issued; 62,552 and 61,619 outstanding at December 31, 2018 and December 31, 2017, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	295,135	289,821
Accumulated deficit	(74,971)	(67,101)
Accumulated other comprehensive income (loss)	(3,809)	3
Total equity	214,928	221,296
TOTAL	$730,271	$832,357

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands, except per share amounts)

	2018	2017	2016

CONTRACT REVENUES	$620,795	$592,159	$637,468
COSTS OF CONTRACT REVENUES	509,335	549,429	552,130
GROSS PROFIT	111,460	42,730	85,338

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	55,108	57,235	55,271
LOSS ON SALE OF ASSETS—Net	3,731	4,789	3,089
Total operating income (loss)	52,621	(19,294)	26,978

OTHER EXPENSE:
Interest expense—net	(33,578)	(26,032)	(23,471)
Equity in loss of joint ventures	—	(1,484)	(2,365)
Loss on extinguishment of debt	—	(2,330)	—
Other income (expense)	(2,590)	11	(777)
Total other expense	(36,168)	(29,835)	(26,613)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,453	(49,129)	365
INCOME TAX (PROVISION) BENEFIT	(5,437)	33,761	177

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,016	(15,368)	542
Loss from discontinued operations, net of income taxes	(17,309)	(15,892)	(8,719)

NET LOSS	$(6,293)	$(31,260)	$(8,177)

Basic earnings (loss) per share attributable to income (loss) from continuing operations	$0.18	$(0.25)	$0.01
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.28)	(0.26)	(0.14)
Basic loss per share	$(0.10)	$(0.51)	$(0.13)
Basic weighted average shares	62,236	61,365	60,744

Diluted earnings (loss) per share attributable to income (loss) from continuing operations	$0.17	$(0.25)	$0.01
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.27)	(0.26)	(0.14)
Diluted loss per share	$(0.10)	$(0.51)	$(0.13)
Diluted weighted average shares	63,607	61,365	61,367

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

	2018	2017	2016
Net loss	$(6,293)	$(31,260)	$(8,177)
Currency translation adjustment—net of tax (1)	1,513	(41)	508
Net unrealized (gain) loss on derivatives—net of tax (2)	(5,325)	1,189	330
Other comprehensive income (loss)—net of tax	(3,812)	1,148	838
Comprehensive loss	$(10,105)	$(30,112)	$(7,339)

(1)	Net of income tax (provision) benefit of (1,017), $44 and (338) for the years ended December 31, 2018, 2017 and 2016, respectively.
(2)	Net of income tax benefit of $775, $1,048 and $216 for the years ended December 31, 2018, 2017 and 2016, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total
BALANCE—January 1, 2016	60,709	$6	(278)	(1,433)	$283,247	$(27,664)	$(1,983)	$252,173

Share-based compensation	148	—	—	—	2,455	—	—	2,455
Vesting of restricted stock units, including impact of shares withheld for taxes	74	—	—	—	(171)	—	—	(171)
Exercise of stock options and purchases from employee stock plans	309	—	—	—	905	—	—	905
Excess income tax benefit from share-based compensation	—	—	—	—	(133)	—	—	(133)
Net loss	—	—	—	—	—	(8,177)	—	(8,177)
Other comprehensive income—net of tax	—	—	—	—	—	—	838	838
BALANCE—December 31, 2016	61,240	$6	(278)	(1,433)	$286,303	$(35,841)	$(1,145)	$247,890

Share-based compensation	248	—	—	—	2,963	—	—	2,963
Vesting of restricted stock units, including impact of shares withheld for taxes	147	—	—	—	(328)	—	—	(328)
Exercise of stock options and purchases from employee stock purchase plan	262	—	—	—	883	—	—	883
Net loss	—	—	—	—	—	(31,260)	—	(31,260)
Other comprehensive income—net of tax	—	—	—	—	—	—	1,148	1,148
BALANCE—December 31, 2017	61,897	$6	(278)	(1,433)	$289,821	$(67,101)	$3	$221,296

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	(1,577)	—	(1,577)
Share-based compensation	132	—	—	—	5,425	—	—	5,425
Vesting of restricted stock units, including impact of shares withheld for taxes	520	—	—	—	(1,205)	—	—	(1,205)
Exercise of stock options and purchases from employee stock purchase plan	281	—	—	—	1,094	—	—	1,094
Net loss	—	—	—	—	—	(6,293)	—	(6,293)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(3,812)	(3,812)
BALANCE—December 31, 2018	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

	2018	2017	2016
OPERATING ACTIVITIES:
Net loss	$(6,293)	$(31,260)	$(8,177)
Loss from discontinued operations, net of income taxes	(17,309)	(15,892)	(8,719)
Income (loss) from continuing operations	11,016	(15,368)	542
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	50,389	55,962	54,826
Equity in loss of joint ventures	—	1,484	2,365
Loss on extinguishment of 7 3/8% senior subordinated notes	—	2,330	—
Cash distributions from joint ventures	—	340	—
Deferred income taxes	5,760	(32,836)	(494)
Loss on dispositions of property and equipment	3,731	4,789	3,089
Other non-cash restructuring items	2,337	15,678	—
Amortization of deferred financing fees	3,504	3,280	2,439
Unrealized foreign currency (gain) loss	(231)	(206)	474
Unrealized net (gain) loss from mark-to-market valuations of derivatives	—	1,747	(6,135)
Share-based compensation expense	4,643	2,917	2,651
Excess income tax benefit from share-based compensation	—	—	133
Changes in assets and liabilities:
Accounts receivable	(8,364)	5,354	15,129
Contract revenues in excess of billings	54,881	10,939	(14,183)
Inventories	(921)	(2,163)	(6,239)
Prepaid expenses and other current assets	11,976	(1,868)	(6,583)
Accounts payable and accrued expenses	(1,480)	(16,179)	(8,813)
Billings in excess of contract revenues	7,524	(567)	(730)
Other noncurrent assets and liabilities	(3,093)	(1,658)	(3,751)
Net cash flows provided by operating activities of continuing operations	141,672	33,976	34,720
Net cash flows (used) provided in operating activities of discontinued operations	(4,019)	(12,457)	3,950
Cash provided by operating activities	137,653	21,518	38,670

INVESTING ACTIVITIES:
Purchases of property and equipment	(49,422)	(65,996)	(82,849)
Proceeds from dispositions of property and equipment	13,880	8,586	10,049
Net cash flows used in investing activities of continuing operations	(35,542)	(57,410)	(72,800)
Net cash flows (used) provided by investing activities of discontinued operations	425	(742)	7,259
Cash used in investing activities	(35,117)	(58,152)	(65,541)

	2018	2017	2016
FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	325,000	—
Repayments of debt	(298)	(276,148)	(45,662)
7 3/8% senior notes tender premium	—	(744)	—
Deferred financing fees	—	(5,022)	(6,818)
Taxes paid on settlement of vested share awards	(1,205)	(328)	(171)
Exercise of stock options and purchases from employee stock plans	1,094	883	905
Excess income tax benefit from share-based compensation	—	—	(133)
Borrowings under revolving loans	29,000	124,925	288,611
Repayments of revolving loans	(112,500)	(134,036)	(204,500)
Net cash flows (used) provided in financing activities of continuing operations	(83,909)	34,530	32,232
Net cash flows used in financing activities of discontinued operations	(1,547)	(361)	(1,422)
Cash (used) provided in financing activities	(85,456)	34,169	30,810
Effect of foreign currency exchange rates on cash and cash equivalents	26	115	79
Net increase (decrease) in cash, cash equivalents and restricted cash	17,106	(2,350)	4,018
Cash, cash equivalents and restricted cash at beginning of period	17,352	19,702	15,684
Cash, cash equivalents and restricted cash at end of period	$34,458	$17,352	$19,702

Cash and cash equivalents	$34,458	$15,852	$11,167
Restricted cash included in other long-term assets	—	1,500	8,535
Cash, cash equivalents and restricted cash at end of period	$34,458	$17,352	$19,702

Supplemental Cash Flow Information
Cash paid for interest	$30,855	$34,789	$26,563
Cash paid for income taxes	$290	$365	$200

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$7,303	$4,255	$8,795
Repayments of debt with proceeds from sale-leaseback transactions	$13,034	$—	$—

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2018 AND 2017 AND FOR THE

YEARS ENDED December 31, 2018, 2017 AND 2016

(In thousands, except per share amounts or as otherwise noted)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) are in the business of marine construction, primarily dredging. The Company’s primary customers are domestic and foreign government agencies, as well as private entities.

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

Revenue and Cost Recognition on Contracts— Prior to January 1, 2018, the Company measured completion based on engineering estimates of the physical percentage completed for dredging contracts. Under the new accounting principle, revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. Additionally, the Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. Fixed-price contracts, which comprise substantially all of the Company’s revenue, will most often represent a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s performance obligations are satisfied over time and revenue is recognized using the cost-to-cost method, described above. Contract modifications are changes in the scope or price (or both) of a contract that are approved by the parties to the contract. The Company recognizes a contract modification when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. Contract modifications are included in the transaction price only if it is probable that the modification estimate will not result in a significant reversal of revenue. Revisions in estimated gross profit percentages are recorded in the period during which the change in circumstances is experienced or becomes known. As the duration of most of the Company’s contracts is one year or less, the cumulative net impact of these revisions in estimates, individually and in the aggregate across our projects, does not significantly affect our results across annual reporting periods. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.

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

Effective beginning the first quarter of 2018, the Company changed the method of accounting for allocated fixed equipment costs for interim periods such that fixed equipment costs are now recognized as incurred. The Company adopted this change as a result of management’s belief that the new method is preferable and results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management. The change has been applied retrospectively. The Company’s cost structure includes significant annual equipment-related costs, including depreciation, maintenance, insurance and long-term rentals. Previously, the Company allocated fixed equipment costs to interim periods in proportion to revenues recognized over the year. Specifically, at each interim reporting date the Company compared actual revenues earned to date on its dredging contracts to expected annual revenues and recognized equipment costs on the same proportionate basis. In the fourth quarter, any over or under allocated equipment costs were recognized such that the expense for the year equals actual equipment costs incurred during the year.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of acquisition cost over fair value of the net assets acquired. Other identifiable intangible assets may represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. GAAP requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company assesses the fair values of its reporting unit using both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses, appropriate discount rates and other variables. The estimates are based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates.

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

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit of which the Company tests goodwill for impairment. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. The Company performed its most recent annual test of impairment as of July 1, 2018 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2019 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. No triggering events were identified in 2018 or

2017. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

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

Income Taxes—The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Recorded deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities, given the effect of currently enacted tax laws. In 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act. Refer to Note 7, Income Taxes.

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

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries where the operations are primarily denominated in the foreign currency are translated into U.S. dollars for reporting. Balance sheet accounts are translated at the current foreign exchange rate at the end of each period and income statement accounts are translated at the average foreign exchange rate for each period. Gains and losses on foreign currency translations are reflected as a currency translation adjustment, net of tax, in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other income (expense). During 2018, the Company substantially completed the liquidation of the investment in its Brazil and Australia operations. Refer to Note 6, Fair Value Measurements, for further discussion of the closeout.

Recent Accounting Pronouncements—The Company adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”) on January 1, 2018 under the modified retrospective method such that the cumulative effect is recognized at the date of initial application. The adoption of ASC 606 resulted in a change in the timing of recognition of both contract revenue and costs from our prior practices. Upon the adoption of ASC 606, the Company recorded a cumulative net adjustment of $1,950 to the beginning retained earnings balance. Refer to Note 9, Revenue, for further discussion of the adoption of ASC 606.

The Company adopted Accounting Standard Update No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash on January 1, 2018. The amendments require that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash or restricted cash equivalents should be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The impact of the adoption of ASU 2016-18 has been applied retrospectively and the prior periods presented have been recast.

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

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) and subsequently issued other Accounting Standard Updates related to the Accounting Standards Codification Topic 842 (collectively, “ASC 842”). The FASB issued ASC 842 to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company adopted ASC 842 as of January 1, 2019 using the package of practical expedients that allow entities to retain the classification of lease contracts existing as of the date of adoption. Further, the Company adopted ASC 842 using the transition method under which entities initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this method, the comparative periods presented in the financial statements prior to the adoption date would not be adjusted to apply ASC 842.The Company expects the adoption of ASC 842 to result in a material increase of approximately $80,000 to $90,000 to assets and liabilities on its consolidated balance sheets. The Company does not anticipate the adoption of ASC 842 to have a material effect on its consolidated statements of operations and statements of cash flows.

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

The computations for basic and diluted earnings (loss) per share for the years ended December 31, 2018, 2017 and 2016 are as follows:

(shares in thousands)
	2018	2017	2016
Income (loss) from continuing operations	11,016	(15,368)	542
Loss on discontinued operations, net of income taxes	(17,309)	(15,892)	(8,719)
Net loss	$(6,293)	$(31,260)	$(8,177)

Weighted-average common shares outstanding — basic	62,236	61,365	60,744
Effect of stock options and restricted stock units	1,371	—	623

Weighted-average common shares outstanding — diluted	63,607	61,365	61,367

Earnings (loss) per share from continuing operations — basic	$0.18	$(0.25)	$0.01
Earnings (loss) per share from continuing operations — diluted	$0.17	$(0.25)	$0.01

For the years ended December 31, 2018, 2017 and 2016 the following amounts of stock options (“NQSO”) and restricted stock units (“RSU”) were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during these periods:

(shares in thousands)
	2018	2017	2016
Effect of stock options and restricted stock units	—	716	—

For the years ended December 31, 2018, 2017 and 2016 the following amounts of NQSOs and RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive:

(shares in thousands)
	2018	2017	2016
Effect of stock options and restricted stock units	1,285	2,476	1,594

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2018 and 2017 are as follows:

	2018	2017
Land	$9,992	$9,992
Buildings and improvements	5,071	5,071
Furniture and fixtures	14,087	12,453
Operating equipment	710,128	783,211

Total property and equipment	739,278	810,727

Accumulated depreciation	(369,415)	(413,802)

Property and equipment — net	$369,863	$396,925

Operating equipment of $3,537 and $8,460 was classified as held for sale, excluded from property and equipment, as of December 31, 2018 and 2017, respectively.

Depreciation expense was $50,389, $55,962 and $54,826, for the years ended December 31, 2018, 2017 and 2016, respectively.

For more information about changes in assets held for sale and depreciation expense related to the Company’s restructuring refer to Note 11, Restructuring Charges.

4. ACCRUED EXPENSES

Accrued expenses at December 31, 2018 and 2017 are as follows:

	2018	2017
Payroll and employee benefits	$15,298	$7,658
Insurance	13,724	21,943
Fuel hedge contracts	4,710	—
Interest	3,448	4,210
Contract reserves	1,709	2,720
Income and other taxes	1,175	1,764
Accrued rent	496	6,519
Other	7,791	7,112
Total accrued expenses	$48,351	$51,926

5. LONG-TERM DEBT

Long-term debt at December 31, 2018 and 2017 is as follows:

	2018	2017
Revolving credit facility	$11,500	$95,000
Notes payable	—	13,296
8% senior notes	321,950	321,057
Subtotal	333,450	429,353

Current portion of revolving credit facility	(11,500)	—
Current portion of notes payable	—	(1,212)
Total	$321,950	$428,141

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

As of December 31, 2018, the Company had $11,500 of borrowings on the revolver and $37,749 of letters of credit outstanding, resulting in $174,555 of availability under the Credit Agreement. The availability under the Credit Agreement is suppressed by $26,196 as of December 31, 2018 as a result of certain limitations set forth in the Credit Agreement.

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

Senior notes and subsidiary guarantors

The Company has outstanding $325,000 of 8.000% senior notes (“8% Senior Notes”) due May 15, 2022. In May 2017, the Company issued the 8% Senior Notes at 100% of face value resulting in net proceeds of $321,653, net of underwriting fees. In connection with the issuance of the 8% Senior Notes, the Company retired all of its $275,000 of 7.375% senior notes due February 2019 for $282,638, which included a tender premium and accrued and unpaid interest. The Company used the remaining net proceeds from the debt offering to reduce the Company’s indebtedness under its Credit Agreement.

 The Company’s obligations under these Senior Notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. In February 2018, the Company completed a sale-leaseback of a vessel yielding net proceeds of $4,500. Included in this transaction was the retirement of the asset and related equipment note, and the transaction resulted in a deferred gain.

The scheduled principal payments through the maturity date of the Company’s long-term debt, excluding equipment notes and capital leases, at December 31, 2018, are as follows:

Years Ending December 31,
2019	$11,500
2020	—
2021	—
2022	325,000
2023	—
Thereafter	—
Total	$336,500

The Company incurred amortization of deferred financing fees for its long term debt of $3,504, $3,280 and $2,438 for each of the years ended December 31, 2018, 2017 and 2016. Such amortization is recorded as a component of interest expense.

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

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$4,710	$—	$4,710	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$2,501	$—	$2,501	$—

Foreign exchange contracts

The Company has various exposures to foreign currencies that fluctuate in relation to the U.S. dollar. The Company periodically enters into foreign exchange forward contracts to hedge this risk. At December 31, 2018 and 2017 there were no outstanding contracts.

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

As of December 31, 2018, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2019. As of December 31, 2018, there were 7.8 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through December 2019. Under these swap agreements, the Company will pay fixed prices ranging from $1.91 to $2.34 per gallon.

At December 31, 2018, the fair value liability of the fuel hedge contracts was estimated to be $4,710 and is recorded in accrued expenses. At December 31, 2017, the fair value asset of the fuel hedge contracts was estimated to be  $2,501, and is recorded in other current assets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2018 were $1,569.  The remaining gains and losses included in the accumulated other comprehensive income (loss) at December 31, 2018 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations.  The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of December 31, 2018 and 2017 is as follows:

	Balance Sheet Location	Fair Value at December 31,
		2018	2017
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Other current assets	$—	$2,501

Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$4,710	$—

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

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	2018	2017	2016
Cumulative translation adjustments—net of tax	$1,513	$(41)	$508
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	(1,569)	(218)	30
Change in fair value of derivatives—net of tax	(3,756)	1,407	300
Net unrealized (gain) loss on derivatives—net of tax	(5,325)	1,189	330
Total other comprehensive income (loss)	$(3,812)	$1,148	$838

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statement of Operations Location	2018	2017	2016
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(2,125)	$(358)	$50
	Income tax (provision) benefit	(556)	140	20
		$(1,569)	$(218)	$30

The Company substantially completed the liquidation of the investment in its Brazil and Australia operations during 2018. This liquidation resulted in the reversal of the Company’s cumulative translation adjustment.  Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statement of Operations Location	2018	2017	2016
Cumulative translation adjustment:	Other expense	$(2,337)	$—	$—
	Income tax benefit	612	—	—
		$(1,725)	$—	$—

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our senior revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8.000% senior notes due May 15, 2022, which were outstanding at December 31, 2018 (See Note 5, Long-Term Debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the Senior Notes. The fair value of the senior notes was $330,281 at December 31, 2018, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

7. INCOME TAXES

The Company’s income tax benefit from continuing and discontinued operations for the year ended December 31, 2018 is as follows:

	2018	2017	2016
Income tax provision (benefit) from continuing operations	$5,437	$(33,761)	$(177)
Income tax benefit from discontinued operations	(6,162)	(10,052)	(5,615)
Income tax benefit	$(725)	$(43,813)	$(5,792)

The Company’s income (loss) from continuing operations before income tax from domestic and foreign continuing operations for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Domestic operations	$26,878	$(12,263)	$12,039
Foreign operations	(10,425)	(36,866)	(11,674)
Total income (loss) from continuing operations before income tax	$16,453	$(49,129)	$365

The provision (benefit) for income taxes from continuing operations as of December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Federal:
Current	$—	$(248)	$260
Deferred	3,702	(31,957)	(129)
State:
Current	48	29	54
Deferred	1,687	(1,598)	(508)
Foreign:
Current	—	13	146
Deferred	—	—	—
Total	$5,437	$(33,761)	$(177)

The Company’s income tax benefit from continuing operations reconciles to the provision at the statutory U.S. federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 as follows:

	2018	2017	2016
Tax provision (benefit) at statutory U.S. federal income tax rate	$3,455	$(17,194)	$128
State income tax — net of federal income tax benefit	937	(1,746)	(227)
Impact of Tax Cuts and Job Act	—	(15,720)	—
Change in state law regarding NOL carryforwards	658	—	—
Nondeductible officer compensation	201	—	—
Change in deferred state tax rate	—	—	(1,043)
Research and development tax credits	(218)	(170)	(253)
Changes in unrecognized tax benefits	14	10	10
Changes in valuation allowance	116	1,152	821
Other	274	(93)	387
Income tax provision (benefit)	$5,437	$(33,761)	$(177)

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

The Company completed its calculation of the income tax effect of the Tax Act for the year ended December 31, 2017, from continuing operations. As the Company was in a net deferred tax liability position as of the date of enactment of the Tax Act, the impact to the Company was a deferred income tax benefit of $15,720, primarily as a result of the reduction in the U.S. federal income tax rate.  The other changes in tax law do not materially impact the Company for the year.

At December 31, 2018 and 2017, the Company had loss carryforwards for federal income tax purposes of $168,650 and $207,875 respectively, which expire between 2034 and 2037.

At December 31, 2018 and 2017, the Company had gross net operating loss carryforwards for state income tax purposes totaling $190,901 and $209,877, respectively, which expire between 2023 and 2028. Due to changes in state tax law enacted during the year in a certain state, a valuation allowance in the amount of $767 was established in 2016 for state net operating loss carryforwards. In 2017, the valuation allowance was increased by $1,152 and by $116 in 2018.

The Company also has foreign gross net operating loss carryforwards of approximately $9,533 and $7,637 as of December 31, 2018 and 2017, of which $2,876 expires between 2018 and 2028. The remaining amount of $6,657 may be carried forward indefinitely. At December 31, 2018 and 2017, a full valuation allowance has been established for the deferred tax asset of $2,338 and $1,962 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

As of December 31, 2018 and 2017, the Company had $157 in unrecognized tax benefits, the recognition of which would have an impact of $124 on the effective tax rate.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2018	2017	2016
Unrecognized tax benefits — January 1	$157	$157	$157
Gross increases — tax positions in prior period	—	—	—
Gross increases — current period tax positions	—	—	—
Gross decreases — expirations	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Unrecognized tax benefits — December 31,	$157	$157	$157

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018 and 2017, the Company had approximately $71 and $53, respectively, of interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2015 are closed and no longer subject to examination. In 2016, the Internal Revenue Service completed an examination of the Company’s 2011 and 2012 U.S. federal income tax returns. The examinations did not result in any material adjustments. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2014. In foreign jurisdictions in which the Company operates, years prior to 2013 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Accrued liabilities	$9,287	$8,119
Federal NOLs	35,417	43,654
Foreign NOLs	2,338	1,962
State NOLs	10,796	12,382
Tax credit carryforwards	2,159	1,941
Charitable contribution	910	1,340
Valuation allowance	(4,786)	(4,294)
Total deferred tax assets	56,121	65,104

Deferred tax liabilities:
Depreciation and amortization	(78,967)	(89,966)
Other liabilities	—	(699)
Total deferred tax liabilities	(78,967)	(90,665)
Net noncurrent deferred tax liabilities	$(22,846)	$(25,561)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company evaluates its ability to realize deferred tax assets by considering all available positive and negative evidence. This evidence includes the Company’s cumulative earnings or losses in recent years. The Company further considers the impact on these cumulative earnings or losses of discontinued operations and other divested operations and joint ventures, restructuring charges and other nonrecurring adjustments that are not indicative of the Company’s ability to generate taxable income in future periods. The Company also considers sources of taxable income, such as the amount and timing of realization of its deferred tax liabilities relative to the timing of expiration of loss carryforwards. When it is estimated to be more likely than not that all or some portion of deferred tax assets will not be realized, the Company establishes a valuation allowance for the amount of such deferred tax assets considered to be unrealizable. After evaluating the positive and negative evidence for future realization of deferred tax assets, the Company recorded valuation allowances for foreign net operating loss carryforwards, foreign tax credits and certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2018 and 2017 as it was more likely than not that the balance of these tax items would not be realized. By contrast, after evaluating the positive and negative evidence, the Company concluded that it was more likely than not that the deferred federal income tax asset recorded at December 31, 2018 and 2017 would ultimately be realized and determined that no valuation allowance was required.

8. SHARE-BASED COMPENSATION

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

Compensation cost charged to expense related to share-based compensation arrangements was $4,643, $2,917 and $2,651, for the years ended December 31, 2018, 2017 and 2016, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. The volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the

Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2018, 2017 and 2016.

A summary of stock option activity under the Incentive Plan as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2018	1,377	$6.34
Granted	—	—
Exercised	(62)	4.78
Forfeited or Expired	(155)	5.60
Outstanding as of December 31, 2018	1,160	$6.52	2.8	$646

Vested at December 31, 2018	1,160	$6.52	2.8	$646

Restricted stock units

RSUs can either vest in equal portions over the three year vesting period or vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2018	2,196	$5.06
Granted	2,051	4.83
Vested	(758)	4.95
Forfeited	(501)	5.44
Outstanding as of December 31, 2018	2,988	$4.88

Expected to vest at December 31, 2018	2,084	$4.63

As of December 31, 2018, there was $4,827 of total unrecognized compensation cost related to non-vested RSUs granted under the Plan. That cost for non-vested RSUs is expected to be recognized over a weighted-average period of 1.9 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $1,205 and $328 for the years ended December 31, 2018 and 2017, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $155, payable quarterly in arrears, and is generally paid 50% in cash and 50% in common stock or deferred restricted stock units of the Company. Directors may elect to receive some or all of the cash retainer in common stock or deferred restricted stock units. In 2018, the Chairman of the Board received an additional $100 of annual compensation, paid 100% in common stock.

In the years ended December 31, 2018, 2017 and 2016, 156 thousand, 207 thousand and 86 thousand shares, respectively, of the Company’s common stock or restricted stock units were issued to non-employee directors under the Incentive Plan.

9. REVENUE

The Company’s revenue is derived from contracts for services with federal, state, local and foreign governmental entities and private customers. Revenues are generally derived from the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.

Prior to January 1, 2018, the Company measured completion based on engineering estimates of the physical percentage completed for dredging contracts. Under the new accounting principle, the Company measures progress toward completion on all contracts utilizing the cost-to-cost method. Additionally, the Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. At December 31, 2018, the impact of this change in accounting principle on the Consolidated Balance Sheets is as follows:

December 31, 2018
ASSETS
Contract revenues in excess of billings	$(18,334)
Other current assets	8,953
Other	4,176
LIABILITIES AND EQUITY
Accrued expenses	(5,306)
Billings in excess of contract revenues	5,834
Deferred taxes	(1,468)

Accumulated deficit	$(4,265)

For the year ended December 31, 2018, the impact of this change in accounting principle on the Consolidated Statements of Operations is as follows:

2018

Contract revenues	$(14,696)
Cost of contract revenues	(11,360)
Income tax benefit	867
Loss from continuing operations	(2,469)
Net loss	$(2,469)

Comprehensive loss	$(2,469)

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

The Company typically satisfies its performance obligations upon completion of service. The majority of the Company’s contracts are completed in a year or less. At December 31, 2018, the Company had $707,091 of remaining performance obligations, which the Company refers to as total backlog. Approximately 76% of the Company’s backlog will be completed in 2019 with the remaining balance expected to be completed by 2020.

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

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2018, 2017 and 2016:

Revenues	2018	2017	2016

Capital—U.S.	$333,037	$185,113	$219,914
Capital—foreign	14,088	42,306	59,413
Coastal protection	175,923	191,070	215,041
Maintenance	53,427	134,923	92,274
Rivers & lakes	44,320	38,747	50,826
Total revenues	$620,795	$592,159	$637,468

The following table sets forth, by type of customer, the Company’s contract revenues for the years ended December 31, 2018, 2017 and 2016:

Revenues	2018	2017	2016

Federal government	$468,421	$375,276	$409,941
State and local government	93,499	145,196	126,395
Private	44,787	29,381	41,719
Foreign	14,088	42,306	59,413
Total revenues	$620,795	$592,159	$637,468

Foreign dredging revenue was $14,088, $42,306 and $59,413 for the years ended December 31, 2018, 2017 and 2016 respectively, and was mostly attributable to work done in the Middle East.

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

Accounts receivable at December 31, 2018 and December 31, 2017 are as follows:

	2018	2017
Completed contracts	$8,592	$10,658
Contracts in progress	48,418	28,212
Retainage	7,969	17,545
	64,979	56,415
Allowance for doubtful accounts	(200)	—

Total accounts receivable—net	$64,779	$56,415

Current portion of accounts receivable—net	$64,779	$51,940
Long-term accounts receivable and retainage	—	4,475
Total accounts receivable—net	$64,779	$56,415

The components of contracts in progress at December 31, 2018 and December 31, 2017 are as follows:

	2018	2017
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$433,093	$507,037
Amounts billed	(416,956)	(451,829)
Costs and earnings in excess of billings for contracts in progress	16,137	55,208
Costs and earnings in excess of billings for completed contracts	3,928	22,699
Total contract revenues in excess of billings	$20,065	$77,907

Current portion of contract revenues in excess of billings	$17,953	$77,907
Long-term contract revenues in excess of billings	2,112	—
Total contract revenues in excess of billings	$20,065	$77,907

Billings in excess of costs and earnings:
Amounts billed	$(260,691)	$(301,788)
Costs and earnings for contracts in progress	242,898	299,202

Total billings in excess of contract revenues	$(17,793)	$(2,586)

For amounts included in billings in excess of contract revenues balance at the beginning of the year, the Company recognized nearly all of the related revenue during the year ended December 31, 2018.

At December 31, 2018 and January 1, 2018, costs to fulfill contracts with customers recognized as an asset were $13,129 and $6,754, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the year ended December 31, 2018, the company amortized $15,411 of pre-construction costs, respectively.

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2018, 2017, and 2016, as follows:

	2018	2017	2016
Contract revenues	$14,088	$42,306	$59,413
Costs of contract revenues	(19,866)	(73,958)	(66,729)
Gross profit	$(5,778)	$(31,652)	$(7,316)

In 2018, 2017 and 2016, foreign revenues were primarily from work done in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2018 and 2017, long-lived assets with a net book value of $30,601 and $47,563, respectively, were located outside of the U.S.

The Company’s primary customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to waterway navigation and flood control. In 2018, 2017 and 2016, 75.5%, 63.4% and 64.3%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2018 and 2017, approximately 65.3% and 42.8%, respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

Revenue from foreign projects has been concentrated in the Middle East which comprised less than 10% in 2018, 2017 and 2016. At December 31, 2018 and 2017, less than 10% of total accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts in the Middle East. There is a dependence on future projects in the Middle East, as vessels are currently located there. However, some of the vessels located in Middle East can be moved back to the U.S. or all can be moved to other international markets as opportunities arise.

10. RETIREMENT PLANS

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”). Under the Salaried Plan and the Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan also includes a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2018, 2017 and 2016, was $5,060, $2,616 and $2,686, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2018, 2017 and 2016, the Company contributed $4,207, $4,699 and $4,793 respectively to all of the multiemployer plans that provide pension benefits in our continuing operations. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions.

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

11. RESTRUCTURING CHARGES

In 2017, a strategic review was begun to improve the Company's financial results in both domestic and international operations enabling debt reduction, improvements in return on capital and the continued renewal of our extensive fleet with new and efficient dredges to best serve our domestic and international clients. Management executed a plan to reduce general and administrative and overhead expenses, retire certain underperforming and underutilized assets, write-off pre-contract costs on a project that was never formally awarded and that the Company no longer intends to pursue and closeout the Company’s Brazil operations. The cumulative amounts incurred to date for restructuring charges, including amounts presented in discontinued operations, include severance of $3,549, asset retirements of $32,309, pre-contract costs of $6,441 and closeout costs of $4,194. Restructuring activities were substantially completed in 2018.

Restructuring charges recognized for the above actions for the years ended December 31, 2018 and 2017 are summarized as follows:

	2018	2017

Costs of contract revenues—depreciation	$6,759	$6,859
Costs of contract revenues—other	2,292	16,102
General and administrative expenses	185	1,189
Loss on sale of assets—net	4,572	4,691
Other expense	2,337	—
Total	16,145	28,841

The Company accrued severance expense of $662 and $1,403 at December 31, 2018 and December 31, 2017, respectively, which are expected to be settled in 2019. Accrued severance is included in accrued expenses.

12. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2018, the Company had outstanding performance bonds with a notional amount of approximately $1,389,239, of which $78,314 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $619,426.

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

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 14, Business Combinations and Dispositions.

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

The Company is in the process of negotiating a Consent Order with the Florida Department of Environmental Protection regarding alleged impacts to a seagrass habitat in connection with a project in Charlotte County, Florida. The Company estimates the range of potential loss related to this matter as between $200,000 and $250,000.

In September 2018, the EPA Region 4 informed the Company of the EPA’s intent to file an administrative complaint against the Company relating to a project the Company performed at PortMiami from 2013-2015, although no complaint has been filed to date, to the Company’s knowledge. The EPA is alleging violations of Section 103 of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”) and failure to report violations of the MPRSA. The Company disagrees with the EPA on whether a violation occurred and, if a violation did occur, the appropriate penalty calculation, and we will defend ourselves vigorously.

Except as noted above, the Company has not accrued any amounts with respect to the above matters as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2025. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Future minimum operating lease payments at December 31, 2018, are as follows:

2019	$26,554
2020	22,349
2021	18,430
2022	13,552
2023	9,041
Thereafter	8,697
Total minimum operating lease payments	$98,623

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2018, 2017 and 2016 was $21,160, $26,664 and $20,006, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis. For more information about charges to rent expense during 2018 related to the Company’s restructuring refer to Note 11, Restructuring Charges.

13. RELATED-PARTY TRANSACTIONS

The Company’s historical environmental & infrastructure segment operated out of two facilities owned by the former owner of Terra Contracting, LLC until November 11, 2016, when the lease was terminated. The Company paid $195 on rent on these properties in 2016.

Further, the Company’s historical environmental & infrastructure segment operated out of two facilities owned by Magnus Real Estate Group, LLC, which was owned by the former owners of Magnus Pacific Corporation. In March 2017, one of the properties was sold to a non-related party. In 2018, 2017 and 2016, the Company paid rent of $222, $263 and $506, respectively, for these two properties.

14. BUSINESS DISPOSITIONS

Discontinued operations

Businesses or asset groups are reported as discontinued operations when the Company commits to a plan to divest the business or group and the sale of the business or asset group is deemed probable within the next twelve months. Further, the disposal must represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. In the fourth quarter, the management team proposed, and the Board of Directors approved, a plan to sell the Company’s historical environmental & infrastructure business. The Company has retained a financial advisor to assist with the process and expects to finalize disposition of the environmental & infrastructure business in the first half of 2019. The disposal group of the historical environmental & infrastructure business has therefore been classified as discontinued operations and assets and liabilities held for sale for all periods presented.

Included in the results of discontinued operations for the year ended December 31, 2018 is a provision of $14,110 to reduce the net assets of the historical environmental & infrastructure business to fair value less costs to sell. Fair values were determined using expected sales terms and an evaluation of working capital. The loss on disposition of assets held for sale is subject to change prior to completion of the disposition and could differ materially from the Company’s estimate.

To the extent the Company incurs liabilities for exit costs, including severance, other employee benefit costs and operating lease obligations, the liabilities will be measured at fair value and recorded when incurred.

The results of the business have been reported in discontinued operations as follows:

	2018	2017	2016
Revenue	$76,843	$112,607	$133,637

Loss before income taxes from discontinued operations	$(9,361)	$(25,944)	$(14,334)
Preliminary loss on disposal of assets held for sale	(14,110)	—	—
Income tax benefit	6,162	10,052	5,615
Loss from discontinued operations, net of income taxes	$(17,309)	$(15,892)	$(8,719)

The major classes of assets and liabilities of businesses reported as discontinued operations are shown below:

	2018	2017
Assets:
Accounts receivable—net	$13,943	$23,593
Contract revenues in excess of billings	9,971	12,881
Other current assets	865	1,943
Assets held for sale	$24,779	$38,417

Property and equipment—net	6,612	10,369
Goodwill	7,000	7,000
Other intangible assets—net	372	907
Other assets	1,699	2,825
Reserve for loss on disposal	(14,110)	—
Assets held for sale—noncurrent	$1,573	$21,101

Liabilities:
Accounts payable	$8,343	$22,505
Accrued expenses	4,380	4,292
Other current liabilities	1,217	2,576
Liabilities held for sale	13,940	29,373

Other liabilities	146	773
Liabilities held for sale—noncurrent	$146	$773

On April 23, 2014, the Company entered into an agreement and completed the sale of NASDI, LLC and Yankee Environmental Services, LLC, its two former subsidiaries that comprised the historical demolition business.  Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close, including recovery of outstanding claims for additional compensation from customers, and net of future payments of accounts payable existing at the date of close, including any future payments of obligations associated with outstanding claims. The amount and timing of the working capital settlement and the amount and timing of the realization of additional net proceeds may be impacted by the litigation with the buyer of the historical demolition business (see Note 12, Commitment and Contingencies). However, management believes that the ultimate resolution of these matters will not be material to the Company’s consolidated financial position or results of operations.

As discussed in Note 12, Commitments and Contingencies, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. Zurich could be obligated to reimburse the loss, damage and expense that may arise from the alleged default. The Company estimated its exposure to a surety bond claim, including associated expense to be $20,900 and has recorded this amount in discontinued operations for the year ended December 31, 2017.

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	Beginning Balance	Additions	Deductions	Ending balance
Description
Year ended December 31, 2016
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$578	$—	$(320)	$258
Valuation allowance for deferred tax assets	6,101	1,032	—	7,133
Total	$6,679	$1,032	$(320)	$7,391

Year ended December 31, 2017
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$258	$—	$(258)	$—
Valuation allowance for deferred tax assets	7,133	1,152	(3,991)	4,294
Total	$7,391	$1,152	$(4,249)	$4,294

Year ended December 31, 2018
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$—	$200	$—	$200
Valuation allowance for deferred tax assets	4,294	492	—	4,786
Total	$4,294	$692	$—	$4,986

I. EXHIBIT INDEX

Number	Document Description
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

10.5

Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006 (Commission file no. 001-33225)).†

10.6

Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and David E. Simonelli, dated as of May 8, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2015 (Commission file no. 001-33225)).†

10.7

Amended and Restated Employment Agreement with Jonathan W. Berger, dated as of May 8, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 8-K filed with the Commission on May 13, 2014 (Commission file no. 001-33225)).†

10.8

Employment Agreement between Great Lakes Dredge & Dock Corporation and Christopher P. Shea. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on February 28, 2017 (Commission file no. 001-33225). †

10.9

First Amendment to Employment Agreement between Great Lakes Dredge & Dock Corporation and Christopher P. Shea, dated as of July 31, 2018 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q, filed with the Commission on November 6, 2018 (Commission file no. 001-33225)). †

10.10

Separation Agreement, dated January 18, 2017, between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on February 28, 2017 (Commission file no. 001-33225)).†

10.11

Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2017 (Commission file no. 001-33225)).†

10.12

Second Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and Kathleen M. LaVoy, dated as of December 21, 2016. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018 (Commission file no. 001-33225)). †

Number	Document Description
10.13

Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012 (Commission file no. 001-33225)).†

10.14	401(k) Savings Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005 (Commission file no. 333-64687)).†

10.15

Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 11, 2014 (Commission file no.001-33225)).†

10.16

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

10.17

Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 4, 2012 (Commission file no. 001-33225)).†

10.18

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

Number	Document Description
10.24

Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018 (Commission file no. 001-33225)). †

10.25

Form of Great Lakes Dredge & Dock Corporation Performance-Based Restricted Stock Unit Award Agreement (Three Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018 (Commission file no. 001-33225)). †

10.26

Form of Great Lakes Dredge & Dock Corporation Performance-Based Restricted Stock Unit Award Agreement (Two Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018 (Commission file no. 001-33225)). †

10.27

Restricted Stock Unit Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225)).†

10.28

Performance Vesting RSU Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225)).†

10.29

Cash Performance Award Agreement, dated as of March 9, 2016, by and between Great Lakes Dredge & Dock Corporation and Jonathan W. Berger (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016 (Commission file no. 001-33225)).†

10.30

Great Lakes Dredge & Dock Corporation Director Deferral Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 28, 2018 (Commission file no. 001-33225)).†

10.31

Share Purchase Agreement dated November 4, 2014 among Great Lakes Environmental and Infrastructure Solutions, LLC and Magnus Pacific Corporation. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K/A filed with the Commission on September 24, 2015 (Commission file no. 001-33225)).##

10.32

Amendment to the Share Purchase Agreement, dated as of September 8, 2016, by and among Magnus Pacific Corporation, now known as Great Lakes Environmental and Infrastructure, LLC and Great Lakes Environmental and Infrastructure Solutions, LLC.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2016 (Commission file no. 001-33225)).##

10.33

Purchase Agreement, dated November 19, 2014, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as the initial purchaser.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 24, 2014 (Commission file no. 001-33225)).

10.34

Purchase Agreement, dated May 18, 2017, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017 (Commission file no. 001-33225)).

Number	Document Description
10.35

Registration Rights Agreement, dated January 28, 2011, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 28, 2011 (Commission file no. 001-33225)).

10.36

Registration Rights Agreement, dated November 24, 2014, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as the initial purchaser.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on November 24, 2014 (Commission file no. 001-33225)).

10.37

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

10.40

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

10.41

Consent and Amendment No. 3 to Amended and Restated Credit Agreement, dated December 6, 2017, by and among the Company, the subsidiaries of the Company named therein, and PNC Bank, N.A. as lender and agent, and certain other lenders named therein. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 28, 2018 (Commission file no. 001-33225)).##

Number	Document Description
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

10.43

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

10.44

Loan Agreement dated as of November 4, 2014 by and among Great Lakes Dredge & Dock Corporation, as Borrower, the Lenders from time to time party hereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K/A filed with the Commission on September 24, 2015 (Commission file no. 001-33225)).##

10.45

Vessel Construction Agreement, dated January 10, 2014 by and between Eastern Shipbuilding Group, Inc. and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on March 11, 2014 (Commission file no. 001-33225)).##

10.46

Amendment to Vessel Construction Agreement, dated December 23, 2016 by and between Eastern Shipbuilding Group, Inc. and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 10-K filed with the Commission on February 28, 2017 (Commission file no. 001-33225)).##

10.47

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

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Number	Document Description
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith
†	Compensatory plan or arrangement
##	Portions of this exhibit have been previously granted confidential treatment by the Securities and Exchange Commission.

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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Lasse J. Petterson	February 26, 2019	Chief Executive Officer and Director
Lasse J. Petterson		(Principal Executive Officer)

/s/ Mark W. Marinko	February 26, 2019	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark W. Marinko

/s/ Carl A. Albert	February 26, 2019	Director
Carl A. Albert

/s/ Lawrence R. Dickerson	February 26, 2019	Director
Lawrence R. Dickerson

/s/ Ryan J. Levenson	February 26, 2019	Director
Ryan J. Levenson

/s/ Kathleen M. Shanahan	February 26, 2019	Director
Kathleen M. Shanahan

/s/ Ronald R. Steger	February 26, 2019	Director
Ronald R. Steger

/s/ D. Michael Steuert	February 26, 2019	Director
D. Michael Steuert

/s/ Michael J. Walsh	February 26, 2019	Director
Michael J. Walsh