Form 10-Q
period 2019-03-31
Great Lakes Dredge & Dock CORP
filed 2019-05-03
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.0001)	GLDD	Nasdaq Stock Market, LLC

As of April 26, 2019, 63,367,995 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2019

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,986	$34,458
Accounts receivable—net	34,494	64,779
Contract revenues in excess of billings	16,415	17,953
Inventories	26,629	28,112
Prepaid expenses and other current assets	34,392	36,617
Assets held for sale	15,751	24,779
Total current assets	250,667	206,698

PROPERTY AND EQUIPMENT—Net	368,600	369,863
OPERATING LEASE ASSETS	76,594	—
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	76,576	76,576
INVENTORIES—Noncurrent	62,466	61,264
OTHER	16,948	15,870
TOTAL	$851,851	$730,271

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,051	$71,537
Accrued expenses	42,633	48,351
Operating lease liabilities	20,599	—
Billings in excess of contract revenues	53,855	17,793
Revolving credit facility	—	11,500
Liabilities held for sale	7,948	13,940
Total current liabilities	198,086	163,121

LONG-TERM DEBT	322,173	321,950
OPERATING LEASE LIABILITIES—Noncurrent	55,991	—
DEFERRED INCOME TAXES	30,626	22,846
OTHER	5,698	7,426
Total liabilities	612,574	515,343

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 63,600 and 62,830 shares issued; 63,323 and 62,552 shares outstanding at March 31, 2019 and December 31, 2018, respectively.	6	6
Treasury stock, at cost	(1,433)	(1,433)
Additional paid-in capital	296,774	295,135
Accumulated deficit	(55,001)	(74,971)
Accumulated other comprehensive loss	(1,069)	(3,809)
Total equity	239,277	214,928
TOTAL	$851,851	$730,271

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018

Contract revenues	$192,637	$133,623
Costs of contract revenues	142,760	119,493
Gross profit	49,877	14,130
General and administrative expenses	14,825	13,093
(Gain) loss on sale of assets—net	279	(199)
Operating income	34,773	1,236
Interest expense—net	(7,551)	(8,653)
Other income (expense)	172	(2,065)
Income (loss) from continuing operations before income taxes	27,394	(9,482)
Income tax (provision) benefit	(6,846)	2,475
Income (loss) from continuing operations	20,548	(7,007)
Loss from discontinued operations, net of income taxes	(3,380)	(2,314)
Net income (loss)	$17,168	$(9,321)

Basic earnings (loss) per share attributable to continuing operations	$0.33	$(0.11)
Basic loss per share attributable to discontinued operations, net of tax	(0.05)	(0.04)
Basic earnings (loss) per share	$0.28	$(0.15)
Basic weighted average shares	62,882	61,815

Diluted earnings (loss) per share attributable to continuing operations	$0.32	$(0.11)
Diluted loss per share attributable to discontinued operations, net of tax	(0.05)	(0.04)
Diluted earnings (loss) per share	$0.27	$(0.15)
Diluted weighted average shares	64,569	61,815

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income (loss)	$17,168	$(9,321)
Currency translation adjustment—net of tax (1)	—	1,361
Net change in cash flow derivative hedges—net of tax (2)	2,740	(734)
Other comprehensive income—net of tax	2,740	627
Comprehensive income (loss)	$19,908	$(8,694)

(1)	Net of income tax provision of $(535) for the three months ended March 31, 2018.
(2)	Net of income tax benefit of $971 and income tax provision of ($260) for the three months ended March 31, 2019 and 2018, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Total

BALANCE—January 1, 2019	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	2,802	—	2,802
Share-based compensation	31	—	—	—	2,201	—	—	2,201
Vesting of restricted stock units, including impact of shares withheld for taxes	453	—	—	—	(2,188)	—	—	(2,188)
Exercise of options and purchases from employee stock plans	286	—	—	—	1,626	—	—	1,626
Net income	—	—	—	—	—	17,168	—	17,168
Other comprehensive income—net of tax	—	—	—	—	—	—	2,740	2,740
BALANCE—March 31, 2019	63,600	$6	(278)	$(1,433)	$296,774	$(55,001)	$(1,069)	$239,277

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

BALANCE—January 1, 2018	61,897	$6	(278)	$(1,433)	$289,821	$(67,101)	$3	$221,296

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	(1,577)	—	$(1,577)
Share-based compensation	40	—	—	—	1,009	—	—	1,009
Vesting of restricted stock units, including impact of shares withheld for taxes	430	—	—	—	(936)	—	—	(936)
Exercise of options and purchases from employee stock plans	118	—	—	—	404	—	—	404
Net loss	—	—	—	—	—	(9,321)	—	(9,321)
Other comprehensive income—net of tax	—	—	—	—	—	—	627	627
BALANCE—March 31, 2018	62,485	$6	(278)	$(1,433)	$290,298	$(77,999)	$630	$211,502

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$17,168	$(9,321)
Loss from discontinued operations, net of income taxes	(3,380)	(2,314)
Income (loss) from continuing operations	$20,548	$(7,007)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	8,905	14,562
Deferred income taxes	7,074	(3,740)
(Gain) loss on sale of assets	279	(199)
Other non-cash restructuring items	—	2,015
Amortization of deferred financing fees	868	901
Unrealized foreign currency gain	—	(144)
Share-based compensation expense	2,000	851
Changes in assets and liabilities:
Accounts receivable	30,285	(29,325)
Contract revenues in excess of billings	1,538	26,077
Inventories	280	665
Prepaid expenses and other current assets	(1,678)	12,704
Accounts payable and accrued expenses	(935)	(5,094)
Billings in excess of contract revenues	36,062	(2,714)
Other noncurrent assets and liabilities	566	(4,506)
Net cash flows provided by operating activities from continuing operations	105,792	5,046
Net cash flows used in operating activities of discontinued operations	2,668	(416)
Cash provided by operating activities	108,460	4,630

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,704)	(7,513)
Proceeds from dispositions of property and equipment	147	5,015
Net cash flows used in investing activities of continuing operations	(7,557)	(2,498)
Net cash flows used in investing activities of discontinued operations	(60)	(36)
Cash used in investing activities	(7,617)	(2,534)

	Three Months Ended
	March 31,
	2019	2018
FINANCING ACTIVITIES:
Repayments of debt	—	(297)
Taxes paid on settlement of vested share awards	(2,188)	(936)
Exercise of options and purchases from employee stock plans	1,626	404
Borrowings under revolving loans	—	17,000
Repayments of revolving loans	(11,500)	(21,000)
Net cash flows used in financing activities of continuing operations	(12,062)	(4,829)
Net cash flows used in financing activities of discontinued operations	(253)	(409)
Cash used in financing activities	(12,315)	(5,238)
Effect of foreign currency exchange rates on cash and cash equivalents	—	26
Net increase (decrease) in cash, cash equivalents and restricted cash	88,528	(3,116)
Cash, cash equivalents and restricted cash at beginning of period	34,458	17,352
Cash, cash equivalents and restricted cash at end of period	$122,986	$14,236

Cash and cash equivalents	$122,986	$12,736
Restricted cash included in other long-term assets	—	1,500
Cash, cash equivalents and restricted cash at end of period	$122,986	$14,236

Supplemental Cash Flow Information
Cash paid for interest	$229	$1,872
Cash (refunded) paid for income taxes	$(10)	$54

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$6,239	$3,614
Repayments of debt with proceeds from sale-leaseback transactions	—	$13,034

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2019, and its results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018 have been included.

The Company adopted Accounting Standard Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) and subsequently issued other Accounting Standard Updates related to the Accounting Standards Codification Topic 842 (collectively, “ASC 842”) on January 1, 2019. The Financial Accounting Standards Board (“FASB”) issued ASC 842 to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASC 842 using the package of practical expedients that allowed entities to retain the classification of lease contracts existing as of the date of adoption. Additionally, the Company has elected to combine lease and non-lease components, such as common area maintenance costs, in calculating the operating lease assets and operating lease liabilities for all asset groups except for the Company’s dredges. Further, the Company adopted ASC 842 using the transition method under which entities initially applied ASC 842 at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this method, the comparative periods presented in the financial statements prior to the adoption date were not adjusted to apply ASC 842. Upon the adoption of ASC 842, the Company recorded a cumulative net adjustment of $2,802 to the beginning retained earnings balance.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. The Company performed its most recent annual test of impairment as of July 1, 2018 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2019 should no triggering events occur which would require a test prior to the next annual test.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended
(shares in thousands)	March 31,
	2019	2018

Income (loss) from continuing operations	$20,548	$(7,007)
Loss from discontinued operations, net of income taxes	(3,380)	(2,314)
Net income (loss)	17,168	(9,321)

Weighted-average common shares outstanding — basic	62,882	61,815
Effect of stock options and restricted stock units	1,687	—

Weighted-average common shares outstanding — diluted	64,569	61,815

Earnings (loss) per share from continuing operations — basic	$0.33	$(0.11)
Earnings (loss) per share from continuing operations — diluted	$0.32	$(0.11)

For the three months ended March 31, 2018 the following amounts of stock options (“NQSO”) and restricted stock units (“RSU”) were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during the period:

Three Months Ended
(shares in thousands)	March 31,
2018
Effect of stock options and restricted stock units	781

For the three months ended March 31, 2019 and 2018 the following amounts of NQSOs and RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive:

	Three Months Ended
(shares in thousands)	March 31,
	2019	2018
Effect of stock options and restricted stock units	66	1,906

3.	Leases

The Company leases certain operating equipment and office facilities. Leases with an initial term greater than twelve months are recorded on the Company’s balance sheet as an operating lease asset and operating lease liability and are measured at the present value of lease payments over the lease term. Substantially all of the Company’s leases are classified as operating leases. Leases with an initial term of twelve months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The exercise of lease renewal options is at the Company’s sole discretion and is considered in the measurement of operating lease assets and operating lease liabilities when it is reasonably certain the Company will exercise the option. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Lease cost

The Company’s lease costs are recorded in cost of contract revenues and general and administrative expenses. For the three months ended March 31, 2019, lease costs are as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$6,239
Short-term lease cost	15,568
Total lease cost	$21,807

Lease terms and commitments

The Company’s maturity analysis of its operating lease liabilities, recorded on the balance sheet, as of March 31, 2019 is as follows:

2019	$19,091
2020	23,055
2021	18,942
2022	13,501
2023	8,827
Thereafter	9,150
Minimum lease payments	92,566
Imputed interest	15,976
Present value of minimum operating lease payments	$76,590

Future minimum operating lease payments at December 31, 2018, were as follows:

2019	$26,554
2020	22,349
2021	18,430
2022	13,552
2023	9,041
Thereafter	8,697
Total minimum operating lease payments	$98,623

As most of the Company’s leases do not provide an implicit rate, the Company used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. At the date of adoption, the Company used the incremental borrowing rate as of December 31, 2018, for operating leases that commenced prior to that date.

Additional information related to the Company’s leases as of March 31, 2019 is as follows:

March 31, 2019
Weighted average remaining lease term	4.3 years
Weighted average discount rate	6.8%

Supplemental information related to leases during the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31, 2019
Operating cash flows from operating leases	$(6,420)
Operating lease liabilities arising from obtaining new operating lease assets	$69

4.	Accrued expenses

Accrued expenses at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018

Insurance	$13,926	$13,724
Interest	9,903	3,448
Contract reserves	4,732	1,709
Payroll and employee benefits	5,071	15,298
Fuel hedge contracts	999	4,710
Income and other taxes	756	1,175
Other	7,246	8,287
Total accrued expenses	$42,633	$48,351

5.	Long-term debt

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

The Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00. The Company is required to maintain this ratio if its availability under the Credit Agreement falls below $31,250 for five consecutive days or $25,000 for one day. The Credit Parties are also restricted in the amount of capital expenditures they may make in each fiscal year. The Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Credit Agreement were or will be used to refinance existing indebtedness under the Company’s former revolving credit agreement, refinance existing indebtedness under the Company’s former term loan agreement, pay fees and expenses related to the Credit Agreement, finance acquisitions permitted under the Credit Agreement, finance ongoing working capital, and for other general corporate purposes. The Credit Agreement matures on December 30, 2019.

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

As of March 31, 2019, the Company had no borrowings on the revolver, $37,748 of letters of credit outstanding and $206,008 of availability under the Credit Agreement. The availability under the Credit Agreement is suppressed by $6,244 as of March 31, 2019 as a result of certain limitations set forth in the Credit Agreement.

Senior Notes and subsidiary guarantors

In May 2017, the Company issued $325,000 of 8.000% senior notes (“8% Senior Notes”) due May 15, 2022. The interest is paid semi-annually.

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

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$999	$—	$999	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,710	$—	$4,710	$—

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

As of March 31, 2019, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through March 2020. As of March 31, 2019, there were 11.2 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through March 2020. Under these swap agreements, the Company will pay fixed prices ranging from $1.91 to $2.34 per gallon.

At March 31, 2019 and December 31, 2018, the fair value assets of the fuel hedge contracts were estimated to be $999 and $4,710, respectively, and are recorded in accrued expenses. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2019 were $891. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2019 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of March 31, 2019 and December 31, 2018 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2019	2018
Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$999	$4,710

Accumulated other comprehensive income

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2019	2018
Cumulative translation adjustments—net of tax	$—	$1,361
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	891	(732)
Change in fair value of derivatives—net of tax	1,849	(2)
Net change in cash flow derivative hedges—net of tax	2,740	(734)
Total other comprehensive income	$2,740	$627

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2019	2018
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$1,207	$(992)
	Income tax (provision) benefit	316	(260)
		$891	$(732)

During the three months ended March 31, 2018, the Company substantially completed the closeout of its Brazil operations. This liquidation resulted in the reversal of the Company’s cumulative translation adjustment. Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
	Statement of Operations Location	March 31, 2018
Cumulative translation adjustment:	Other expense	$(2,015)
	Income tax benefit	527
		$(1,487)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at March 31, 2019 (see Note 5, Long-term debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $340,438 at March 31, 2019, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the three months ended March 31, 2019, the Company granted 490 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $2,000 and $851 for the three months ended March 31, 2019 and 2018, respectively.

8.	Revenue

At March 31, 2019, the Company had $575,189 of remaining performance obligations, which the Company refers to as total backlog. Approximately 66% of the Company’s backlog will be completed in 2019 with the remaining balance expected to be completed by 2020.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2019	2018
Dredging:
Capital—U.S.	$92,744	$76,952
Capital—foreign	8,329	5,523
Coastal protection	33,743	41,861
Maintenance	29,649	7,803
Rivers & lakes	28,172	1,484
Total revenues	$192,637	$133,623

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2019	2018
Dredging:
Federal government	$170,155	$76,694
State and local government	14,103	46,625
Private	50	4,781
Foreign	8,329	5,523
Total revenues	$192,637	$133,623

Contract balances

Accounts receivable at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Completed contracts	$3,911	$8,592
Contracts in progress	24,655	48,418
Retainage	6,128	7,969
	34,694	64,979
Allowance for doubtful accounts	(200)	(200)

Total accounts receivable—net	$34,494	$64,779

The components of contracts in progress at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$415,987	$433,093
Amounts billed	(401,038)	(416,956)
Costs and earnings in excess of billings for contracts in progress	14,949	16,137
Costs and earnings in excess of billings for completed contracts	3,578	3,928
Total contract revenues in excess of billings	$18,527	$20,065

Current portion of contract revenues in excess of billings	$16,415	$17,953
Long-term contract revenues in excess of billings	2,112	2,112
Total contract revenues in excess of billings	$18,527	$20,065

Billings in excess of costs and earnings:
Amounts billed	$(477,464)	$(260,691)
Costs and earnings for contracts in progress	423,609	242,898
Total billings in excess of contract revenues	$(53,855)	$(17,793)

Revenue recognized for the three months ended March 31, 2019, that was included in the billings in excess of contract revenues balance at the beginning of the year was $16,125.

At March 31, 2019 and December 31, 2018, costs to fulfill a contract with a customer recognized as an asset were $11,318 and $13,129, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three months ended March 31, 2019 and 2018, the company amortized $2,751 and $2,497 respectively, of pre-construction costs.

9.	Restructuring charges

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

Restructuring charges recognized for the above actions for the year ended March 31, 2018 are summarized as follows:

Three Months Ended
March 31, 2018

Costs of contract revenues—depreciation	$2,992
Costs of contract revenues—other	1,267
General and administrative expenses	7
Loss on sale of assets—net	(7)
Other expense	2,015
Total	$6,274

The Company had accrued severance expense of $76 and $662 at March 31, 2019 and December 31, 2018, respectively, which are expected to be settled in 2019. Accrued severance is included in accrued expenses.

10.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2019, the Company had outstanding performance bonds with a notional amount of approximately $1,291,106 of which $110,126 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $505,995.

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

Pursuant to the terms of sale of our historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations.

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

The Company is in the process of negotiating a Consent Order with the Florida Department of Environmental Protection regarding alleged impacts to a seagrass habitat in connection with a project in Charlotte County, Florida. The Company estimates the range of potential loss related to this matter as between $200 and $250.

In September 2018, the EPA Region 4 informed the Company of the EPA’s intent to file an administrative complaint against the Company relating to a project the Company performed at PortMiami from 2013-2015, although no complaint has been filed to date. The EPA is alleging violations of Section 103 of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”) and failure to report violations of the MPRSA. In December 2018, EPA proposed a tolling agreement to provide additional time for EPA to assess the case and possible resolution. EPA and Great Lakes negotiated and executed a tolling agreement that suspends the running of any statute of limitations until May 15, 2019. The Company disagrees with the EPA on whether a violation occurred and, if a violation did occur, the appropriate penalty calculation, and we will defend ourselves vigorously. Except as noted above, the Company has not accrued any amounts with respect to the above matters, as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

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

Included in assets held for sale as of  March 31, 2019 are provisions of $14,425 to reduce the net assets of the historical environmental & infrastructure business to fair value less costs to sell. Fair values were determined using expected sales terms and an evaluation of working capital. The loss on disposition of assets held for sale is subject to change prior to completion of the disposition and could differ materially from the Company’s estimate.

To the extent the Company incurs liabilities for exit costs, including severance, other employee benefit costs and operating lease obligations, the liabilities will be measured at fair value and recorded when incurred.

The results of the business have been reported in discontinued operations as follows:

	Three Months Ended
	March 31,
	2019	2018

Revenue	$9,184	$12,970

Loss before income taxes from discontinued operations	(4,193)	(3,134)
Loss on disposal of assets held for sale	(315)	—
Income tax benefit	1,128	820
Loss from discontinued operations, net of income taxes	$(3,380)	$(2,314)

The major classes of assets and liabilities of businesses reported as discontinued operations are shown below:

	March 31, 2019	December 31, 2018
Assets:
Accounts receivable—net	$11,388	$13,943
Contract revenues in excess of billings	2,793	9,971
Other current assets	1,570	865
Assets held for sale	$15,751	$24,779

Property and equipment—net	6,672	6,612
Operating lease assets	1,603	—
Goodwill	7,000	7,000
Other intangible assets—net	372	372
Other assets	697	1,699
Reserve for loss on disposal	(14,425)	(14,110)
Assets held for sale—noncurrent	$1,919	$1,573

Liabilities:
Accounts payable	$2,863	$8,343
Accrued expenses	3,417	4,380
Operating lease liabilities	376	—
Other current liabilities	1,292	1,217
Liabilities held for sale	$7,948	$13,940

Other liabilities	48	146
Operating lease liabilities—noncurrent	1,227	—
Liabilities held for sale—noncurrent	$1,275	$146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2018, and in other securities filings by Great Lakes with the SEC.

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

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 42% over the prior three years, including 62%, 50%, 18% and 33% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2019, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 88% of dredging revenues, above the Company’s prior three year average of 68%.

In the fourth quarter of 2018, the management team proposed, and the board of directors approved, a plan to sell the Company’s historical environmental & infrastructure business. The Company has retained a financial advisor to assist with the process and expects to finalize disposition of the environmental & infrastructure business in the first half of 2019. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. Refer to Note 11, Business dispositions, to our condensed consolidated financial statements.

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit.

The Company’s vessels are subject to periodic dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Dry dock frequency is a statutory requirement mandated by the U.S Coast Guard and the ABS. The Company’s vessels dry-dock every two to three years or every five years, depending on the vessel type and also on an as-needed basis for occasional unscheduled repairs. The planned dry docking of certain vessels will begin to have an impact on the Company’s results beginning in the second quarter of 2019 and continuing into the third quarter of 2019.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Contract revenues	100.0%	100.0%
Costs of contract revenues	(74.1)	(89.4)
Gross profit	25.9	10.6
General and administrative expenses	7.7	9.8
(Gain) loss on sale of assets—net	0.1	(0.1)
Operating income	18.1	0.9
Interest expense—net	(3.9)	(6.5)
Other income (expense)	0.1	(1.5)
Income (loss) from continuing operations before income taxes	14.3	(7.1)
Income tax (provision) benefit	(3.6)	1.9
Income (loss) from continuing operations	10.7	(5.2)
Loss from discontinued operations, net of income taxes	(1.8)	(1.7)
Net income (loss)	8.9	(6.9)

Adjusted EBITDA from continuing operations	22.8%	10.3%

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

	Three Months Ended
	March 31,
	2019	2018
(in thousands)
Net income (loss)	$17,168	$(9,321)
Loss from discontinued operations, net of income taxes	(3,380)	(2,314)
Income (loss) from continuing operations	20,548	(7,007)
Adjusted for:
Interest expense—net	7,551	8,653
Income tax provision (benefit)	6,846	(2,475)
Depreciation and amortization	8,905	14,562
Adjusted EBITDA from continuing operations	$43,850	$13,733

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues (in thousands)	2019	2018	Change
Dredging:
Capital—U.S.	$92,744	$76,952	20.5%
Capital—foreign	8,329	5,523	50.8%
Coastal protection	33,743	41,861	(19.4)%
Maintenance	29,649	7,803	280.0%
Rivers & lakes	28,172	1,484	N/M
Total revenues	$192,637	$133,623	44.2%
N/M = Not meaningful due to magnitude

For the three months ended March 31, 2019, total revenue was $192.6 million, up from revenue of $133.6 million for the same period in the prior year, representing an increase of $59.0 million or 44%. For the three months ended March 31, 2019, the Company experienced an increase in domestic capital, maintenance, rivers & lakes and foreign revenues. These increases were partially offset by a decrease in coastal protection revenues as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Domestic capital dredging for the three months ended March 31, 2019 was $92.7 million compared to $77.0 million for the same period in 2018, representing an increase of $15.7 million, or 20%. For the three months ended March 31, 2019, the higher domestic capital dredging revenues were primarily driven by revenue earned from deepening projects in Charleston, Tampa, and Jacksonville as well as a greater amount of revenue earned on a deepening project on the Delaware River during the current year as compared to the same period in the prior year. This increase was partially offset by a greater amount of revenue earned on coastal restoration projects and the Savannah Harbor deepening project during the first quarter of 2018.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. For the three months ended March 31, 2019, foreign capital revenue was $8.3 million which is $2.8 million, or 51%, higher than revenue of $5.5 million during the first three months of 2018. The increase in revenue for the three months ended March 31, 2019 was driven by revenue earned on a project in Bahrain that commenced during the first quarter of 2019. During the first quarter of 2018, the Company substantially completed the closeout of its Brazil operations.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the three months ended March 31, 2019 was $33.7 million, down $8.2 million or 19%, from $41.9 million for the first three months of 2018. The decrease in coastal protection revenue for the three months ended March 31, 2019 was mostly attributable to a greater amount of revenue earned on projects in South Carolina in the same period in the prior year. Additionally, revenue for the first quarter of 2018 included projects in Florida and Georgia that did not repeat during the current year period. This decrease was partially offset by revenue earned on a project in North Carolina that commenced during the first quarter of 2019 and a greater amount of revenue earned during the current year on projects in New Jersey and New York as compared to the same period in 2018.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the first three months of 2019 was $29.6 million, an increase of $21.8 million, or 280%, compared to $7.8 million for the comparable period in the prior year. The increase in maintenance dredging revenues for the first three months of 2019 was mostly attributable to revenue earned on projects in Georgia, Florida and Mississippi. This increase was partially offset by a greater amount of revenue earned on projects in Maryland compared to the same period in the prior year and revenue earned on projects in Delaware and Virginia during the first quarter of 2018 that did not repeat during the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue for the three months ended March 31, 2019 was $28.2 million, up $26.7 million, from $1.5 million in the first three months of 2018. The increase in rivers & lakes revenue for the three months ended March 31, 2019 was mostly attributable to revenue earned during the first quarter of 2019 on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as revenue earned on a project in Louisiana.

Consolidated gross profit for the three months ended March 31, 2019 was $49.9 million, up $35.8 million, or 254%, compared to $14.1 million in the same period of the prior year. Gross profit margin for the three months ended March 31, 2019 was up to 25.9% from 10.6% in the first three months of 2018. The higher gross profit experienced in the first quarter of 2019 was driven by strong performance on the Company’s domestic capital, maintenance and rivers & lakes projects when compared to the prior year period. Lower plants costs resulting from the retirement of certain underperforming and underutilized assets, and greater fixed cost coverage also contributed to the increased profit during the current year. The three months ended March 31, 2018 included $4.3 million of restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations.

General and administrative expenses for the three months ended March 31, 2019 and 2018 totaled $14.8 million and $13.1 million, respectively. The $1.7 million increase in general and administrative expenses for the first three months of 2019 was attributable to a $2.2 million increase in payroll and benefits expense related to incentive compensation as a result of improved gross profit, as noted above. This increase in expense was offset by a $0.7 million decrease in legal and professional fees during the first quarter of 2019 as compared to the same period in the prior year.

Operating income for the three months ended March 31, 2019 was $34.8 million up $33.5 million, from operating income of $1.2 million in the same prior year period. The change in operating income for the first quarter of 2019 was a result of higher gross profit partially offset by higher general and administrative expense compared to the same period in the prior year, as described above.

Net interest expense for the three months ended March 31, 2019 was $7.6 million, down $1.1 million, or 13%, from interest expense of $8.7 million for the same period in the prior year. The decrease in interest expense for the three months ended March 31, 2019 was attributable to a decrease of $1.1 million in interest expense associated with the Company’s senior secured revolving credit facility as compared to the same period in the prior year. All other interest expense incurred by the Company was mostly in line with the same period in the prior year.

For the three months ended March 31, 2019 and 2018, the Company had an income tax provision of $6.8 million and an income tax benefit of $2.5 million, respectively. The effective tax rate for the three months ended March 31, 2019 was 25.0%, mostly in line with the effective tax rate of 26.1% for the same period of 2018.

Net income from continuing operations for the three months ended March 31, 2019 was $20.5 million up $27.5 million, from a net loss from continuing operations of $7.0 million for the same period in the prior year. Diluted earnings (loss) per share attributable to continuing operations were $0.32 and ($0.11) for the three months ended March 31, 2019 and 2018, respectively. The change in net income from continuing operations for the three months ended March 31, 2019 was driven by the increase in operating income and decrease in interest expense during the current year, as described above. Further, the prior year was negatively impacted by a $2.0 million charge to other income (expense) for the reversal of a cumulative translation adjustment related to the closeout of the Company’s Brazil operations during the first quarter of 2018. These items were partially offset by an increase in the income tax provision, as noted above, during the first three months of 2019 when compared to the same period in the prior year.

Adjusted EBITDA from continuing operations (as defined on page 22) for the three months ended March 31, 2019 was $43.9 million, up $30.2 million, or 220%, from Adjusted EBITDA from continuing operations of $13.7 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the first three months of 2019 was attributable to higher gross profit, excluding depreciation, and a positive change related to the $2.0 million charge to other income (expense), as described above. These positive factors were partially offset by higher general & administrative expenses incurred during the first quarter of 2019, as described above.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2019	2018	2018
Dredging:
Capital - U.S.	$376,114	$447,139	$383,132
Capital - foreign	64,827	73,112	6,225
Coastal protection	75,034	81,068	43,211
Maintenance	36,548	56,189	25,586
Rivers & lakes	22,666	49,583	16,734
Total Backlog	$575,189	$707,091	$474,888

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 79% of the Company’s March 31, 2019 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the three months ended March 31, 2019 was $218.8 million, a decrease of $113.8 million, compared to the first three months of 2018. Total domestic dredging bid market for the current year period included awards for a coastal protection project in New York, hopper maintenance work on the West Coast and a capital project related to the Wilmington Harbor expansion. The bid market for the three months ended March 31, 2019 decreased compared to the prior year due to a greater number of larger capital projects let to bid in the prior year, which included the Boston Harbor deepening project, and rivers & lakes projects. This was partially offset by slightly higher maintenance and coastal protection projects awarded in the quarter ended March 31, 2019. For the contracts awarded in the current year, the Company won 32%, or $20.1 million, of the coastal protection projects, no domestic capital projects, 14%, or $15.0 million, of the maintenance projects and no rivers & lakes projects through March 31, 2019. The Company won 16% of the overall domestic bid market for the first three months of 2019, which is below the Company’s prior three year average of 42%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $575.2 million at March 31, 2019 compared to $707.1 million of backlog at December 31, 2018. These amounts do not reflect approximately $101.7 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2019. At December 31, 2018 the amount of domestic low bids and options pending award was $115.6 million.

Domestic capital dredging backlog at March 31, 2019 was $71.0 million lower than at December 31, 2018. For the three months ended March 31, 2019, the Company continued to earn revenue on a coastal restoration project in Mississippi, and deepening projects in Charleston, Tampa, and Jacksonville as well as on a deepening project on the Delaware River which were in backlog at December 31, 2018. The Company expects additional phases of multiple large deepening and other capital projects to bid in the second half of 2019. The projects coming into the pipeline include additional phases of work in Charleston, Savannah, Corpus Christi and Mississippi as well as new projects in Virginia, Texas and Louisiana. Further, several liquefied natural gas petro chemical and crude oil projects are creating the need for port development in support of energy exports. The Company expects several of these private client projects to be bid in 2019.

Foreign capital dredging backlog at March 31, 2019 was $8.3 million lower than at December 31, 2018. During the first three months of 2019, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2018. During 2018, the Company relocated two of its dredges to our domestic fleet from their previous positions in the international market to meet increased demand in the U.S. market.

Coastal protection dredging backlog at March 31, 2019 was $6.0 million lower than at December 31, 2018. In the first three months of 2019, the Company was awarded a $20 million coastal protection project in North Carolina. During the first three months of 2019, the Company continued to earn revenue on coastal protection projects in New York and South Carolina which were in backlog at December 31, 2018. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. With continued funding available for projects in the Northeast from the Superstorm Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Senate Committee on Appropriations passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During the fourth quarter of 2018, Congress passed an additional $1.7 billion of supplemental appropriations for disaster relief funding as a result of Hurricane Florence.

Maintenance dredging backlog was down $19.6 million from December 31, 2018. During the first three months of 2019, the Company was awarded a $10.3 million maintenance project in South Carolina and a $4.7 million project on the Mississippi River. During the first three months of 2019, the Company continued to earn revenue on projects in the South Atlantic, Georgia, and Florida which were in backlog at December 31, 2018. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. During the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. Similar to past versions of the bill, WRDA 2018 language calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WRDA 2018 ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2019 and beyond. Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 94% utilization of the HMTF in FY 2018 and 91% proposed in the FY 2019 budget which was above its commitment.

Rivers & lakes backlog at March 31, 2019 was down by $26.9 million from backlog at December 31, 2018. For the three months ended March 31, 2019, the Company continued to earn revenue on a large project in Texas and a project in Louisiana which were in backlog at December 31, 2018.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities of continuing operations for the three months ended March 31, 2019 and 2018 totaled $105.8 million and $5.0 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations in the first three months of 2019 compared to the same period in the prior year was driven by billings and collections on large projects during the first quarter of 2019 as well as a greater investment in working capital during the prior year period. Further, this increase was also driven by an increase of $27.6 million in net income from continuing operations in the first quarter of 2019 compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the first three months of 2019 and 2018 totaled $7.6 million and $2.5 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended March 31, 2018, the Company received $4.5 million in cash proceeds from a sale-leaseback of a dredge.

The Company’s cash flows used in financing activities for the three months ended March 31, 2019 and 2018 totaled $12.1 million and $4.8 million, respectively. The increase in cash used in financing activities primarily relates to changes in the net repayments on Company’s revolving credit facility in the current period of $11.5 million compared to $4.0 million in the same period in the prior year.

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

Commitments, contingencies and liquidity matters

Refer to Note 5, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s Credit Agreement. Additionally, refer to Note 10, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

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

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1, Basis of presentation, to the Company’s December 31, 2018 Consolidated Financial Statements included on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. Except as noted in Note 1, Basis of presentation, of the company’s financial statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2019 has not materially changed since December 31, 2018. The market risk profile of the Company on December 31, 2018 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 10, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended March 31, 2019 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Document Description

10.1	Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. *†

10.2	Performance-Based Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. *†

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

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

Date:  May 3, 2019