Form 10-Q
period 2019-06-30
Great Lakes Dredge & Dock CORP
filed 2019-08-02
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, 63,826,303 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2019

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,575	$34,458
Accounts receivable—net	50,767	64,779
Contract revenues in excess of billings	31,159	17,953
Inventories	27,477	28,112
Prepaid expenses and other current assets	31,734	36,617
Assets held for sale	—	24,779
Total current assets	266,712	206,698

PROPERTY AND EQUIPMENT—Net	376,635	369,863
OPERATING LEASE ASSETS	74,684	—
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	76,576	76,576
INVENTORIES—Noncurrent	63,199	61,264
OTHER	11,325	15,870
TOTAL	$869,131	$730,271

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,923	$71,537
Accrued expenses	43,837	48,351
Operating lease liabilities	20,805	—
Billings in excess of contract revenues	50,610	17,793
Revolving credit facility	—	11,500
Liabilities held for sale	—	13,940
Total current liabilities	203,175	163,121

LONG-TERM DEBT	322,396	321,950
OPERATING LEASE LIABILITIES—Noncurrent	53,830	—
DEFERRED INCOME TAXES	33,706	22,846
OTHER	4,546	7,426
Total liabilities	617,653	515,343

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 63,769 and 62,830 shares issued; 63,769 and 62,552 shares outstanding at June 30, 2019 and December 31, 2018, respectively.	6	6
Treasury stock, at cost	—	(1,433)
Additional paid-in capital	299,320	295,135
Accumulated deficit	(47,016)	(74,971)
Accumulated other comprehensive loss	(832)	(3,809)
Total equity	251,478	214,928
TOTAL	$869,131	$730,271

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Contract revenues	$184,811	$135,270	$377,448	$268,893
Costs of contract revenues	147,325	113,138	290,085	232,631
Gross profit	37,486	22,132	87,363	36,262
General and administrative expenses	14,613	12,232	29,438	25,325
(Gain) loss on sale of assets—net	81	(1,057)	360	(1,256)
Operating income	22,792	10,957	57,565	12,193
Interest expense—net	(7,188)	(8,991)	(14,739)	(17,644)
Other income (expense)	123	33	295	(2,032)
Income (loss) from continuing operations before income taxes	15,727	1,999	43,121	(7,483)
Income tax (provision) benefit	(4,230)	(818)	(11,076)	1,657
Income (loss) from continuing operations	11,497	1,181	32,045	(5,826)
Loss from discontinued operations, net of income taxes	(3,251)	(2,155)	(6,631)	(4,469)
Net income (loss)	$8,246	$(974)	$25,414	$(10,295)

Basic earnings (loss) per share attributable to continuing operations	$0.18	$0.02	$0.51	$(0.09)
Basic loss per share attributable to discontinued operations, net of tax	(0.05)	(0.04)	(0.10)	(0.08)
Basic earnings (loss) per share	$0.13	$(0.02)	$0.41	$(0.17)
Basic weighted average shares	63,605	62,267	63,243	62,041

Diluted earnings (loss) per share attributable to continuing operations	$0.18	$0.02	$0.50	$(0.09)
Diluted loss per share attributable to discontinued operations, net of tax	(0.05)	(0.04)	(0.10)	(0.08)
Diluted earnings (loss) per share	$0.13	$(0.02)	$0.40	$(0.17)
Diluted weighted average shares	64,990	62,267	64,654	62,041

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income (loss)	$8,246	$(974)	$25,414	$(10,295)
Currency translation adjustment—net of tax (1)	—	(57)	—	1,304
Net change in cash flow derivative hedges—net of tax (2)	237	(127)	2,977	(861)
Other comprehensive income (loss)—net of tax	237	(184)	2,977	443
Comprehensive income (loss)	$8,483	$(1,158)	$28,391	$(9,852)

(1)	Net of income tax (provision) benefit of $5 and $(530) for the three and six months ended June 30, 2018 respectively.
(2)

Net of income tax benefit of $84 and income tax provision of $(689) for the three months ended June 30, 2019 and 2018, respectively. Net of income tax benefit of $1,055 and income tax provision of $(949) for the six months ended June 30, 2019 and 2018 respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total

BALANCE—January 1, 2019	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	2,802	—	2,802
Share-based compensation	45	—	—	—	4,530	—	—	4,530
Vesting of restricted stock units, including impact of shares withheld for taxes	554	—	—	—	(2,929)	—	—	(2,929)
Exercise of options and purchases from employee stock plans	618	—	—	—	3,756	—	—	3,756
Cancellation of treasury stock	(278)	—	278	1,433	(1,173)	(261)	—	—
Net income	—	—	—	—	—	25,414	—	25,414
Other comprehensive income—net of tax	—	—	—	—	—	—	2,977	2,977
BALANCE—June 30, 2019	63,769	$6	—	$—	$299,320	$(47,016)	$(832)	$251,478

BALANCE—January 1, 2018	61,897	$6	(278)	$(1,433)	$289,821	$(67,101)	$3	$221,296

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	(1,577)	—	(1,577)
Share-based compensation	72	—	—	—	2,264	—	—	2,264
Vesting of restricted stock units, including impact of shares withheld for taxes	486	—	—	—	(1,060)	—	—	(1,060)
Exercise of options and purchases from employee stock plans	128	—	—	—	443	—	—	443
Net loss	—	—	—	—	—	(10,295)	—	(10,295)
Other comprehensive income—net of tax	—	—	—	—	—	—	443	443
BALANCE—June 30, 2018	62,583	$6	(278)	$(1,433)	$291,468	$(78,973)	$446	$211,514

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total

BALANCE—March 31, 2019	63,600	$6	(278)	$(1,433)	$296,774	$(55,001)	$(1,069)	$239,277

Share-based compensation	14	—	—	—	2,329	—	—	2,329
Vesting of restricted stock units, including impact of shares withheld for taxes	101	—	—	—	(741)	—	—	(741)
Exercise of options and purchases from employee stock plans	332	—	—	—	2,130	—	—	2,130
Cancellation of treasury stock	(278)	—	278	1,433	(1,173)	(261)	—	—
Net income	—	—	—	—	—	8,246	—	8,246
Other comprehensive income—net of tax	—	—	—	—	—	—	237	237
BALANCE—June 30, 2019	63,769	$6	—	$—	$299,320	$(47,016)	$(832)	$251,478

BALANCE—March 31, 2018	62,485	$6	(278)	$(1,433)	$290,298	$(77,999)	$630	$211,502

Share-based compensation	32	—	—	—	1,255	—	—	1,255
Vesting of restricted stock units, including impact of shares withheld for taxes	56	—	—	—	(124)	—	—	(124)
Exercise of options and purchases from employee stock plans	10	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	(974)	—	(974)
Other comprehensive income—net of tax	—	—	—	—	—	—	(184)	(184)
BALANCE—June 30, 2018	62,583	$6	(278)	$(1,433)	$291,468	$(78,973)	$446	$211,514

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$25,414	$(10,295)
Loss from discontinued operations, net of income taxes	(6,631)	(4,469)
Income (loss) from continuing operations	$32,045	$(5,826)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	18,001	26,838
Deferred income taxes	11,179	(4,434)
(Gain) loss on sale of assets	360	(1,256)
Other non-cash restructuring items	—	2,015
Amortization of deferred financing fees	1,941	1,769
Unrealized foreign currency gain	—	(201)
Share-based compensation expense	3,619	1,986
Changes in assets and liabilities:
Accounts receivable	14,012	(11,343)
Contract revenues in excess of billings	(13,207)	23,983
Inventories	(1,300)	1,083
Prepaid expenses and other current assets	870	11,604
Accounts payable and accrued expenses	10,044	(10,946)
Billings in excess of contract revenues	32,817	(3,091)
Other noncurrent assets and liabilities	1,404	(4,743)
Net cash flows provided by operating activities from continuing operations	111,785	27,438
Net cash flows used in operating activities of discontinued operations	(5,814)	(2,162)
Cash provided by operating activities	105,971	25,276

INVESTING ACTIVITIES:
Purchases of property and equipment	(24,316)	(11,754)
Proceeds from dispositions of property and equipment	5,516	9,930
Net cash flows used in investing activities of continuing operations	(18,800)	(1,824)
Net cash flows provided by investing activities of discontinued operations	17,198	13
Cash used in investing activities	(1,602)	(1,811)

	Six Months Ended
	June 30,
	2019	2018
FINANCING ACTIVITIES:
Deferred financing fees	(2,388)	—
Repayments of debt	—	(297)
Taxes paid on settlement of vested share awards	(2,929)	(1,060)
Exercise of options and purchases from employee stock plans	3,756	443
Borrowings under revolving loans	—	18,000
Repayments of revolving loans	(11,500)	(42,118)
Net cash flows used in financing activities of continuing operations	(13,061)	(25,032)
Net cash flows used in financing activities of discontinued operations	(191)	(773)
Cash used in financing activities	(13,252)	(25,805)
Effect of foreign currency exchange rates on cash and cash equivalents	—	26
Net increase (decrease) in cash, cash equivalents and restricted cash	91,117	(2,314)
Cash, cash equivalents and restricted cash at beginning of period	34,458	17,352
Cash, cash equivalents and restricted cash at end of period	$125,575	$15,038

Cash and cash equivalents	$125,575	$13,538
Restricted cash included in other long-term assets	—	1,500
Cash, cash equivalents and restricted cash at end of period	$125,575	$15,038

Supplemental Cash Flow Information
Cash paid for interest	$12,963	$16,245
Cash paid for income taxes	$168	$243

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$7,760	$5,220
Repayments of debt with proceeds from sale-leaseback transactions	—	$13,034

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2019, and its results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018 have been included.

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

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. During the second quarter of 2019, the Company entered into an agreement and completed the sale of the historical environmental & infrastructure business. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. The Company performed its most recent annual test of impairment as of July 1, 2018 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2019.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2019	2018	2019	2018

Income (loss) from continuing operations	$11,497	$1,181	$32,045	$(5,826)
Loss from discontinued operations, net of income taxes	(3,251)	(2,155)	(6,631)	(4,469)
Net income (loss)	8,246	(974)	25,414	(10,295)

Weighted-average common shares outstanding — basic	63,605	62,267	63,243	62,041
Effect of stock options and restricted stock units	1,385	—	1,411	—

Weighted-average common shares outstanding — diluted	64,990	62,267	64,654	62,041

Earnings (loss) per share from continuing operations — basic	$0.18	$0.02	$0.51	$(0.09)
Earnings (loss) per share from continuing operations — diluted	$0.18	$0.02	$0.50	$(0.09)

For the three and six months ended June 30, 2018, the following amounts of stock options (“NQSO”) and restricted stock units (“RSU”) were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during the period:

	Three Months Ended	Six Months Ended
(shares in thousands)	June 30,	June 30,
	2018	2018
Effect of stock options and restricted stock units	429	920

For the three and six months ended June 30, 2019 and 2018 the following amounts of NQSOs and RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2019	2018	2019	2018
Effect of stock options and restricted stock units	—	1,495	33	1,524

3.	Leases

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

Lease cost

The Company’s lease costs are recorded in cost of contract revenues and general and administrative expenses. For the three and six months ended June 30, 2019, lease costs are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$6,336	$12,575
Short-term lease cost	16,718	32,286
Total lease cost	$23,054	$44,861

Lease terms and commitments

The Company’s maturity analysis of its operating lease liabilities, recorded on the balance sheet, as of June 30, 2019 is as follows:

2019	$12,630
2020	22,883
2021	18,737
2022	13,290
2023	8,613
Thereafter	9,046
Minimum lease payments	85,199
Imputed interest	10,564
Present value of minimum operating lease payments	$74,635

Future minimum operating lease payments at December 31, 2018, were as follows:

2019	$26,554
2020	22,349
2021	18,430
2022	13,552
2023	9,041
Thereafter	8,697
Total minimum operating lease payments	$98,623

As most of the Company’s leases do not provide an implicit rate, the Company used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. At the date of adoption, the Company used the incremental borrowing rate as of December 31, 2018, for operating leases that commenced prior to that date.

Additional information related to the Company’s leases as of June 30, 2019 is as follows:

June 30, 2019
Weighted average remaining lease term	4.3 years
Weighted average discount rate	6.8%

Supplemental information related to leases during the three and six months ended June 30, 2019 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating cash flows from operating leases	$(7,118)	$(13,538)
Operating lease liabilities arising from obtaining new operating lease assets	$3,179	$3,248

4.	Accrued expenses

Accrued expenses at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018

Insurance	$15,303	$13,724
Payroll and employee benefits	9,760	15,298
Contract reserves	6,142	1,709
Interest	3,282	3,448
Income and other taxes	1,082	1,175
Fuel hedge contracts	678	4,710
Other	7,590	8,287
Total accrued expenses	$43,837	$48,351

5.	Long-term debt

Credit agreement

On May 3, 2019, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Dredge & Dock Environmental, Inc., Great Lakes Environmental & Infrastructure Solutions, LLC, Great Lakes U.S. Fleet Management, LLC, and Drews Services LLC (collectively, the “Credit Parties”) entered into an amended and restated revolving credit and security agreement (as amended, supplemented or otherwise modified from time to time, the “Amended Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Suntrust Robinson Humphrey, Inc. and Bank of America, N.A., as Joint Lead Arrangers and Joint Bookrunners, and HSBC USA, N.A., as Documentation Agent. The Amended Credit Agreement amends and restates the prior Revolving Credit and Security Agreement dated as of December 30, 2016 (as amended, the “Prior Credit Agreement”) by and among the financial institutions from time to time party thereto as lenders, the Agent and the Credit Parties party thereto, such that the terms and conditions of the Prior Credit Agreement have been subsumed and replaced in their entirety by the terms and conditions of the Amended Credit Agreement, including the amount available under the revolving credit facility. The terms of the Amended Credit Agreement are summarized below.

The Amended Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $200,000 of which the full amount is available for the issuance of standby letters of credit. The maximum borrowing capacity under the Amended Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination. The Amended Credit Agreement also includes an increase option that will allow the Company to increase the senior secured revolving credit facility by an aggregate principal amount of up to $100,000. This increase is subject to lenders providing incremental commitments for such increase, the Credit Parties having adequate borrowing capacity and provided that no default or event of default exists both before and after giving effect to such incremental commitment increase.

The Amended Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not less than 1.10 to 1.00. The Amended Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Amended Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Amended Credit Agreement will be used to pay fees and expenses related to the Amended Credit Agreement, finance acquisitions permitted under the Amended Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Amended Credit Agreement matures on May 3, 2024; provided that the maturity date shall be accelerated to the date that is ninety-one days prior to the scheduled maturity date of the Company’s unsecured senior notes if the Company fails to refinance its unsecured senior notes prior to their scheduled maturity date. The refinanced notes must have a maturity on or after the date that is 180 days after the maturity date of the Amended Credit Agreement.

The obligations under the Amended Credit Agreement are secured by substantially all of the assets of the Credit Parties. The outstanding obligations thereunder shall be secured by a valid first priority perfected lien on substantially all of the U.S. flagged and located vessels of the Credit Parties and a valid perfected lien on all domestic accounts receivable and substantially all other assets of the Credit Parties, subject to the permitted liens and interests of other parties (including the Company’s surety bonding providers).

Interest on the senior secured revolving credit facility of the Amended Credit Agreement is equal to either a Domestic Rate option or LIBOR option, at the Company’s election. As of the Closing Date, (a) the Domestic Rate option is the highest of (1) the base commercial lending rate of PNC Bank, National Association, as publically announced, (2) the sum of the federal funds open rate plus 0.5% and (3) the sum of the daily LIBOR rate plus 1.0%, so long as a daily LIBOR rate is offered, ascertainable and not unlawful plus an interest margin of 0.5%; and (b) the LIBOR Rate option is the rate that applies for the applicable interest period on the Bloomberg page BBAMI (or such other substitute page or alternate source as agreed) plus an interest margin of 1.5%. After the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Amended Credit Agreement (commencing with the fiscal quarter ending September 30, 2019, the “Adjustment Date”), the Domestic Rate option will be the Domestic Rate plus an interest margin ranging between 0.5% and 1.0% and the LIBOR Rate option will be the LIBOR Rate plus an interest margin ranging between 1.5% and 2.0%, in each case, depending on the quarterly average undrawn availability on the Amended Credit Agreement.

As of June 30, 2019, the Company had no borrowings on the revolver, $36,747 of letters of credit outstanding and $162,761 of availability under the Amended Credit Agreement. The availability under the Amended Credit Agreement is suppressed by $492 as of June 30, 2019 as a result of certain limitations set forth in the Amended Credit Agreement.

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

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$678	$—	$678	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,710	$—	$4,710	$—

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

As of June 30, 2019, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through June 2020. As of June 30, 2019, there were 8.5 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through June 2020. Under these swap agreements, the Company will pay fixed prices ranging from $1.86 to $2.34 per gallon.

At June 30, 2019 and December 31, 2018, the fair value liabilities of the fuel hedge contracts were estimated to be $678 and $4,710, respectively, and are recorded in accrued expenses. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2019 were $1,186. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2019 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of June 30, 2019 and December 31, 2018 is as follows:

		Fair Value at
		June 30,	December 31,
	Balance Sheet Location	2019	2018
Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$678	$4,710

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cumulative translation adjustments—net of tax	$—	$(57)	$—	$1,304
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	295	(1,037)	1,186	(1,769)
Change in fair value of derivatives—net of tax	(58)	910	1,791	908
Net change in cash flow derivative hedges—net of tax	237	(127)	2,977	(861)
Total other comprehensive income (loss)	$237	$(184)	$2,977	$443

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Location	2019	2018	2019	2018
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$399	$(1,404)	$1,606	$(2,396)
	Income tax (provision) benefit	104	(367)	420	(627)
		$295	$(1,037)	$1,186	$(1,769)

During the first quarter of 2018, the Company substantially completed the closeout of its Brazil operations. This liquidation resulted in the reversal of the Company’s cumulative translation adjustment. Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Six Months Ended
	Statement of Operations Location	June 30, 2018
Cumulative translation adjustment:	Other expense	$(2,015)
	Income tax benefit	527
		$(1,487)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at June 30, 2019 (see Note 5, Long-term debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $344,110 at June 30, 2019, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the six months ended June 30, 2019, the Company granted 542 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,619 and $1,135 for the three months ended June 30, 2019 and 2018, respectively, and $3,619 and $1,986 for the six months ended June 30, 2019 and 2018 respectively.

8.	Revenue

At June 30, 2019, the Company had $498,089 of remaining performance obligations, which the Company refers to as total backlog. Approximately 64% of the Company’s backlog will be completed in 2019 with the remaining balance expected to be completed by 2020.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2019	2018	2019	2018
Dredging:
Capital—U.S.	$59,406	$69,651	$152,150	$146,603
Capital—foreign	18,640	3,279	26,969	8,802
Coastal protection	58,195	38,121	91,938	79,982
Maintenance	30,188	19,077	59,837	26,880
Rivers & lakes	18,382	5,142	46,554	6,626
Total revenues	$184,811	$135,270	$377,448	$268,893

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2019	2018	2019	2018
Dredging:
Federal government	$126,804	$92,913	$296,959	$169,607
State and local government	36,469	23,346	50,572	69,971
Private	2,898	15,732	2,948	20,513
Foreign	18,640	3,279	26,969	8,802
Total revenues	$184,811	$135,270	$377,448	$268,893

Contract balances

Accounts receivable at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Completed contracts	$6,709	$8,592
Contracts in progress	37,300	48,418
Retainage	6,958	7,969
	50,967	64,979
Allowance for doubtful accounts	(200)	(200)

Total accounts receivable—net	$50,767	$64,779

The components of contracts in progress at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$282,443	$433,093
Amounts billed	(258,668)	(416,956)
Costs and earnings in excess of billings for contracts in progress	23,775	16,137
Costs and earnings in excess of billings for completed contracts	9,496	3,928
Total contract revenues in excess of billings	$33,271	$20,065

Current portion of contract revenues in excess of billings	$31,159	$17,953
Long-term contract revenues in excess of billings	2,112	2,112
Total contract revenues in excess of billings	$33,271	$20,065

Billings in excess of costs and earnings:
Amounts billed	$(515,791)	$(260,691)
Costs and earnings for contracts in progress	465,181	242,898
Total billings in excess of contract revenues	$(50,610)	$(17,793)

For amounts included in billings in excess of contract revenues balance at the beginning of the year, the Company recognized nearly all of the related revenue during the six months ended June 30, 2019.

At June 30, 2019 and December 31, 2018, costs to fulfill a contract with a customer recognized as an asset were $10,046 and $13,129, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three and six months ended June 30, 2019 and 2018, the company amortized $2,998 and $5,749 and $3,968 and $6,465, respectively, of pre-construction costs.

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

Restructuring charges recognized for the above actions for the three and six months ended June 30, 2018 are summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Costs of contract revenues—depreciation	$1,676	$4,668
Costs of contract revenues—other	(274)	993
General and administrative expenses	(28)	(21)
Loss on sale of assets—net	(840)	(847)
Other expense	—	2,015
Total	$534	$6,808

The Company had accrued severance expense of $41 and $662 at June 30, 2019 and December 31, 2018, respectively, which are expected to be settled in 2019. Accrued severance is included in accrued expenses.

10.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2019, the Company had outstanding performance bonds with a notional amount of approximately $1,249,824 of which $41,085 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $442,475.

In connection with the sale of our historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure. In February 2017, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. In May 2017, Zurich drew upon the letter of credit in the amount of $20,881. In order to fund the draw on the letter of credit in May 2017, the Company had to increase the borrowings on its revolving credit facility. As the outstanding letters of credit previously reduced our availability under the revolving credit facility, this draw down on our letter of credit did not impact our liquidity or capital availability.

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

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. The Company will defend itself vigorously on all matters. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims. The Company records an accrual when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material effect on results of operations, cash flows or financial condition.

Except as noted below, the Company has not accrued any amounts with respect to the below matters, as the Company does not believe, based on information currently known to it, that a loss relating to these matters is probable, and an estimate of a range of potential losses relating to these matters cannot reasonably be made.

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately owned demolition company. Legal actions brought by the Company to enforce the buyer’s obligations under the sale agreement are described below.

On January 14, 2015, the Company and our subsidiary, NASDI Holdings, LLC, brought an action in the Delaware Court of Chancery to enforce the terms of the Company’s agreement to sell NASDI and Yankee. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close. The Company seeks specific performance of the buyer’s obligation to collect and to remit the additional proceeds, and other related relief. Defendants have filed counterclaims alleging that the Company misrepresented the quality of its contracts and receivables prior to the sale. The Company denies defendants’ allegations.

The Company is in the process of negotiating a Consent Order with the Florida Department of Environmental Protection regarding alleged impacts to a seagrass habitat in connection with a project in Charlotte County, Florida. The Company estimates the range of potential loss related to this matter as between $200 and $250.

In June 2019, the U.S. Attorney’s Office for the Eastern District of Louisiana informed the Company that it intends to file criminal charges against the Company in connection with a September 2016 oil spill. The oil spill occurred during the Company’s Cheniere Ronquille project, allegedly resulting in the discharge of around 125 barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office in its investigation of the oil spill and believes that criminal charges are not warranted.

In September 2018, the EPA Region 4 informed the Company of the EPA’s intent to file an administrative complaint against the Company relating to a project the Company performed at PortMiami from 2013-2015, although no complaint has been filed to date. The EPA is alleging violations of Section 103 of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”) and failure to report violations of the MPRSA. In December 2018, EPA proposed a tolling agreement to provide additional time for EPA to assess the case and possible resolution. EPA and Great Lakes negotiated and executed a tolling agreement that suspended the running of any statute of limitations until May 15, 2019, and then extended that agreement through August 14, 2019. The Company disagrees with the EPA on whether a violation occurred and, if a violation did occur, the appropriate penalty calculation.

11.	Business dispositions

Discontinued operations

During the second quarter of 2019, the Company entered into an agreement and completed the sale of the historical environmental & infrastructure business. Under the terms of the agreement, the Company received cash of $17,500. The final purchase price amount is subject to change based on the settlement of the working capital existing at the date of disposition.

The results of the historical environmental & infrastructure businesses have been reported in discontinued operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$15,856	$15,320	$25,040	$28,290

Loss before income taxes from discontinued operations	(2,044)	(2,919)	(6,237)	(6,053)
Loss on disposal of assets held for sale	(2,315)	—	(2,630)	—
Income tax benefit	1,108	764	2,236	1,584
Loss from discontinued operations, net of income taxes	$(3,251)	$(2,155)	$(6,631)	$(4,469)

The major classes of assets and liabilities of businesses reported as discontinued operations are shown below:

December 31, 2018
Assets:
Accounts receivable—net	$13,943
Contract revenues in excess of billings	9,971
Other current assets	865
Assets held for sale	$24,779

Property and equipment—net	6,612
Operating lease assets	—
Goodwill	7,000
Other intangible assets—net	372
Other assets	1,699
Reserve for loss on disposal	(14,110)
Assets held for sale—noncurrent	$1,573

Liabilities:
Accounts payable	$8,343
Accrued expenses	4,380
Operating lease liabilities	—
Other current liabilities	1,217
Liabilities held for sale	$13,940

Other liabilities	146
Operating lease liabilities—noncurrent	—
Liabilities held for sale—noncurrent	$146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2019, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 79% of dredging revenues, above the Company’s prior three year average of 68%.

During the second quarter of 2019, the Company entered into an agreement and completed the sale of its historical environmental & infrastructure business. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations. Refer to Note 11, Business dispositions, to our condensed consolidated financial statements.

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit.

The Company’s vessels are subject to periodic dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Dry dock frequency is a statutory requirement mandated by the U.S Coast Guard and the ABS. The

Company’s vessels dry-dock every two to three years or every five years, depending on the vessel type and also on an as-needed basis for occasional unscheduled repairs. The planned dry docking of certain vessels began during the second quarter of 2019 and will continue to have an impact on the Company’s results into the third and fourth quarters of 2019.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(79.7)	(83.6)	(76.9)	(86.5)
Gross profit	20.3	16.4	23.1	13.5
General and administrative expenses	7.9	9.0	7.8	9.4
(Gain) loss on sale of assets—net	—	(0.8)	0.1	(0.5)
Operating income	12.4	8.2	15.2	4.6
Interest expense—net	(3.9)	(6.6)	(3.9)	(6.6)
Other income (expense)	0.1	—	0.1	(0.8)
Income (loss) from continuing operations before income taxes	8.6	1.6	11.4	(2.8)
Income tax (provision) benefit	(2.3)	(0.6)	(2.9)	0.6
Income (loss) from continuing operations	6.3	1.0	8.5	(2.2)
Loss from discontinued operations, net of income taxes	(1.8)	(1.6)	(1.8)	(1.7)
Net income (loss)	4.5	(0.7)	6.7	(3.9)

Adjusted EBITDA from continuing operations	17.3%	17.2%	20.1%	13.8%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands)
Net income (loss)	$8,246	$(974)	$25,414	$(10,295)
Loss from discontinued operations, net of income taxes	(3,251)	(2,155)	(6,631)	(4,469)
Income (loss) from continuing operations	11,497	1,181	32,045	(5,826)
Adjusted for:
Interest expense—net	7,188	8,991	14,739	17,644
Income tax provision (benefit)	4,230	818	11,076	(1,657)
Depreciation and amortization	9,096	12,276	18,001	26,838
Adjusted EBITDA from continuing operations	$32,011	$23,266	$75,861	$36,999

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2019	2018	Change	2019	2018	Change
Dredging:
Capital—U.S.	$59,406	$69,651	(14.7)%	$152,150	$146,603	3.8%
Capital—foreign	18,640	3,279	N/M	26,969	8,802	206.4%
Coastal protection	58,195	38,121	52.7%	91,938	79,982	14.9%
Maintenance	30,188	19,077	58.2%	59,837	26,880	122.6%
Rivers & lakes	18,382	5,142	257.5%	46,554	6,626	N/M
Total revenues	$184,811	$135,270	36.6%	$377,448	$268,893	40.4%
N/M = Not meaningful due to magnitude

Total revenue was $184.8 million for the three months ended June 30, 2019, up $49.5 million, or 37%, from $135.3 million for the same period in the prior year. For the three months ended June 30, 2019, the Company experienced increases in revenue from all types of work except domestic capital revenue when compared to the same period in the prior year. For the six months ended June 30, 2019, total revenue was $377.4 million, up from revenue of $268.9 million for the same period in the prior year, representing an increase of $108.5 million or 40%. For the six months ended June 30, 2019, the Company experienced increases in revenue from all types of work when compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the quarter ended June 30, 2019, domestic capital dredging revenue was $59.4 million, down $10.3 million, or 15%, compared to $69.7 million for the same quarter in 2018. For the three months ended June 30, 2019, the change in domestic capital dredging revenue was primarily driven by a greater amount of revenue earned during the same period in the prior year on coastal restoration projects and the deepening projects in Charleston. This decrease was partially offset by a greater amount of revenue earned on deepening projects in Tampa and Jacksonville during the current year period. For the six months ended June 30, 2019, domestic capital dredging revenue was $152.2 million compared to $146.6 million for the same period in 2018, representing an increase of $5.6 million, or 4%. For the six months ended June 30, 2019, the higher domestic capital dredging revenue was primarily driven by revenue earned from deepening projects in Tampa and Jacksonville as well as a greater amount of revenue earned on a deepening project on the Delaware River during the current year as compared to the same period in the prior year. This increase was partially offset by a greater amount of revenue earned on coastal restoration projects and the deepening projects in Charleston and Savannah Harbor during the six months ended June 30, 2018.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the second quarter of 2019, foreign capital revenue was $18.6 million, up $15.3 million, as compared to $3.3 million in the same quarter in the prior year. Foreign capital revenue for the first half of 2019 was $27.0 million which is $18.2 million, or 207%, higher than revenue of $8.8 million for the same period of the prior year. The increase in revenue for the three and six months ended June 30, 2019 was driven by revenue earned on a project in Bahrain that commenced during the first quarter of 2019. During the first quarter of 2018, the Company substantially completed the closeout of its Brazil operations.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended June 30, 2019 was $58.2 million, an increase of $20.1 million, or 53%, compared to $38.1 million in the prior year period. Coastal protection revenue for the six months ended June 30, 2019 was $91.9 million representing an increase of $11.9 million or 15%, from $80.0 million for the first six months of 2018. The increase in coastal protection revenue for the three and six months ended June 30, 2019 was mostly attributable to a greater amount of revenue earned on projects in South Carolina, North Carolina and New York in the current year as compared to the same periods in the prior year. This increase was partially offset by revenue earned on a project in Delaware during the same periods in the prior year that did not repeat during the current year periods. Additionally, revenue for the three and six months ended June 30, 2018 included projects in Florida, Georgia and Delaware that did not repeat during the current year period.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the second quarter of 2019 was $30.2 million, up $11.1 million, or 58%, from $19.1 million in the second quarter of 2018. Maintenance revenue for the first six months of 2019 was $59.8 million, an increase of $32.9 million, or 122%, compared to $26.9 million for the comparable period in the prior year. The increase in maintenance dredging revenue for the first three and six months of 2019 was mostly attributable to revenue earned on projects in Georgia, Florida and North Carolina. This increase was partially offset by revenue earned on projects in Texas and Virginia during the first half of 2018 that did not repeat during the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the second quarter of 2019 rivers & lakes revenue was $18.4 million, an increase of $13.3 million, or 260% from $5.1 million during the same period of 2018. Rivers & lakes revenue for the six months ended June 30, 2019 was $46.6 million, up $40.0 million, from $6.6 million in the first six months of 2018. The increase in rivers & lakes revenue for the three and six months ended June 30, 2019 was mostly attributable to revenue earned on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as revenue earned on projects in Louisiana and Iowa during the current year periods. This increase was slightly offset by a greater amount of revenue earned on a lake project in Illinois and a project in New Jersey in the same period of the prior year.

Consolidated gross profit for the quarter ended June 30, 2019 was $37.5 million, up $15.4 million, or 70% compared to $22.1 million in the same quarter of 2018. Gross profit margin for the three months ended June 30, 2019 was 20.3% compared to 16.3% in the second quarter of 2018. Consolidated gross profit for the six months ended June 30, 2019 was $87.4 million, up $51.1 million, or 141%, compared to $36.3 million in the same period of the prior year. Gross profit margin for the six months ended June 30, 2019 was up to 23.2% from 13.5% in the first six months of 2018. The higher gross profit experienced in the first half of 2019 was driven by strong performance on the Company’s domestic capital, maintenance, coastal protection and rivers & lakes projects when compared to the prior year period. Additionally, greater fixed cost coverage also contributed to the increased profit during the current year. The three and six months ended June 30, 2018 included $1.4 million and $5.7 million, respectively, of restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations.

During the three and six months ended June 30, 2019, general and administrative expenses were $14.6 million and $29.4 million, respectively, compared to the same periods in prior year in which the three and six months totaled $12.2 million and $25.3 million, respectively. General and administrative expenses increased by $2.4 million and $4.1 million for the three and six months ended June 30, 2019, respectively compared to the same periods of the prior year. The increase in general and administrative expenses for the three and six months ended June 30, 2019 was attributable to a $2.1 million and $4.3 million, respectively, increase in payroll and benefits expense mostly related to incentive compensation as a result of improved profitability.

Operating income for the second quarter of 2019 was $22.8 million, up $11.8 million compared to operating income of $11.0 million for the same quarter in 2018. The increase in operating income for the second quarter of 2019 was a result of higher gross profit compared to the same period in the prior year, as described above. This increase in operating income was offset by a $2.4 million increase in general and administrative expenses, as noted above, and a $1.6 million decrease in gain on sale of assets. Operating income for the six months ended June 30, 2019 was $57.6 million, up $45.4 million from operating income of $12.2 million in the same prior year period. The change in operating income for the first half of 2019 was a result of higher gross profit partially offset by higher general and administrative expense compared to the same period in the prior year, as described above.

For the three months ended June 30, 2019, net interest expense was $7.2 million, down $1.8 million, or 20%, from $9.0 million for the same period in the prior year. Net interest expense for the six months ended June 30, 2019 was $14.7 million, down $2.9 million, or 16%, from interest expense of $17.6 million for the same period in the prior year. The change in interest expense for the three and six months ended June 30, 2019 was attributable to a decrease of $1.4 million and $2.6 million, respectively, in interest expense associated with the Company’s senior secured revolving credit facility in addition to higher interest income during the current year periods when compared to the same periods in the prior year.

Income tax provision for the three months ended June 30, 2019 was $4.2 million compared to an income tax provision of $0.8 million for the same period in the prior year. For the six months ended June 30, 2019 and 2018, the Company had an income tax provision of $11.1 million and an income tax benefit of $1.7 million, respectively. The effective tax rate for the six months ended June 30, 2019 was 25.7%, mostly in line with the effective tax rate of 22.1% for the same period of 2018.

Net income from continuing operations for the quarter ended June 30, 2019 was $11.5 million, up $10.3 million from $1.2 million in the same quarter in the prior year. Diluted earnings per share attributable to continuing operations was $0.18 for the three months ended June 30, 2019, compared to $0.02 for the three months ended June 30, 2018. Net income from continuing operations for the six months ended June 30, 2019 was $32.0 million, up $37.8 million from a net loss from continuing operations of $5.8 million for the same period in the prior year. Diluted earnings (loss) per share attributable to continuing operations were $0.50 and ($0.09) for the six months ended June 30, 2019 and 2018, respectively. The increase in net income from continuing operations for the six months ended June 30, 2019 was driven by the increase in operating income and decrease in interest expense during the current year, as described above. Further, the prior year was negatively impacted by a $2.0 million charge to other income (expense) for the reversal of a cumulative translation adjustment related to the closeout of the Company’s Brazil operations during the first half of 2018. These items were partially offset by an increase in the income tax provision during the current year period, as noted above.

Adjusted EBITDA from continuing operations (as defined on page 22) for the quarter ended June 30, 2019 was $32.0 million, up $8.7 million, or 37%, from $23.3 million in the same quarter in the prior year. The change in Adjusted EBITDA from continuing operations during the second quarter of 2019 was driven by higher gross profit, excluding depreciation, partially offset by higher general and administrative expenses, as described above. For the six months ended June 30, 2019, Adjusted EBITDA from continuing operations was $75.9 million, up $38.9 million, or 105%, from Adjusted EBITDA from continuing operations of $37.0 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the first six months of 2019 was attributable to higher gross profit, excluding depreciation, and a positive change related to the $2.0 million charge to other income (expense), as described above, when compared to the prior year. These positive factors were partially offset by higher general & administrative expenses incurred during the first half of 2019, as described above.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2019	2018	2018
Dredging:
Capital - U.S.	$311,380	$447,139	$335,588
Capital - foreign	49,014	73,112	3,788
Coastal protection	67,368	81,068	129,689
Maintenance	39,224	56,189	12,254
Rivers & lakes	31,103	49,583	25,192
Total Backlog	$498,089	$707,091	$506,511

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 85% of the Company’s June 30, 2019 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the quarter ended June 30, 2019 was $235.1 million, a $124.5 million decrease compared to the same period in the prior year. The domestic dredging bid market for the six months ended June 30, 2019 was $453.9 million, a decrease of $238.3 million compared to the first six months of 2018. Total domestic dredging bid market for the current year period included awards for a coastal protection project in New York, two coastal protection projects in Virginia, a maintenance project in

Texas, and maintenance projects on the Mississippi River. The bid market for the six months ended June 30, 2019 decreased compared to the prior year due to a greater number of larger capital projects let to bid in the prior year, which included the Boston Harbor deepening project, and rivers & lakes projects. This was partially offset by slightly higher maintenance projects awarded in the six months ended June 30, 2019. For the contracts awarded in the current year, the Company won 61%, or $66.4 million, of the coastal protection projects, no domestic capital projects, 14%, or $41.6 million, of the maintenance projects and 27%, or $4.7 million, of rivers & lakes projects through June 30, 2019. The Company won 25% of the overall domestic bid market for the first six months of 2019, which is below the Company’s prior three year average of 42%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $498.1 million at June 30, 2019 compared to $707.1 million of backlog at December 31, 2018. These amounts do not reflect approximately $110.1 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2019. At December 31, 2018 the amount of domestic low bids and options pending award was $115.6 million.

Domestic capital dredging backlog at June 30, 2019 was $135.8 million lower than at December 31, 2018. For the six months ended June 30, 2019, the Company continued to earn revenue on a coastal restoration project in Mississippi and deepening projects in Charleston, Tampa, and Jacksonville as well as on a deepening project on the Delaware River which were in backlog at December 31, 2018. The Company expects additional phases of multiple large deepening and other capital projects to bid in the second half of 2019. The projects coming into the pipeline include additional phases of work in Savannah and Corpus Christi, new projects in the Ports of Norfolk, Virginia and Freeport, Texas and large coastal restoration projects in Mississippi and Louisiana. Further, several liquefied natural gas petro chemical and crude oil projects are creating the need for port development in support of energy exports. The Company expects several of these private client projects to be bid in 2019.

Foreign capital dredging backlog at June 30, 2019 was $24.1 million lower than at December 31, 2018. During the first six months of 2019, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2018. During 2018, the Company relocated two of its dredges to our domestic fleet from their previous positions in the international market to meet increased demand in the U.S. market.

Coastal protection dredging backlog at June 30, 2019 was $13.7 million lower than at December 31, 2018. In the first six months of 2019, the Company was awarded a $20 million coastal protection project in North Carolina and two coastal protection projects, $23 and $20 million each, in Virginia. During the first six months of 2019, the Company continued to earn revenue on coastal protection projects in New York, North Carolina and South Carolina which were in backlog at December 31, 2018. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. With continued funding available for projects in the Northeast from the Superstorm Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Senate Committee on Appropriations passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During the fourth quarter of 2018, Congress passed an additional $1.7 billion of supplemental appropriations for disaster relief funding as a result of Hurricane Florence.

Maintenance dredging backlog was down $17.0 million from December 31, 2018. Awarded in the first six months of 2019 were maintenance projects in Texas, South Carolina and on the Mississippi River. During the first six months of 2019, the Company continued to earn revenue on projects in the South Atlantic, Georgia, North Carolina and Florida which were in backlog at December 31, 2018. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the Water Resources Reform and Development Act of 2014. During the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. Similar to past versions of the bill, WRDA 2018 language calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WRDA 2018 ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2019 and beyond. Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 94% utilization of the HMTF in FY 2018 and 91% proposed in the FY 2019 budget which was above its commitment.

Rivers & lakes backlog at June 30, 2019 was down by $18.5 million from backlog at December 31, 2018. During the first six months of 2019, the Company was awarded new work in Texas and Nebraska. For the six months ended June 30, 2019, the Company continued to earn revenue on a large project in Texas and a project in Louisiana which were in backlog at December 31, 2018.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities of continuing operations for the six months ended June 30, 2019 and 2018 totaled $111.8 million and $27.4 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations in the first six months of 2019 compared to the same period in the prior year was driven by billings and collections on large projects during the first half of 2019 as well as a greater investment in working capital during the prior year period. Further, this increase was also driven by an increase of $37.9 million in net income from continuing operations in the first half of 2019 compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the first six months of 2019 and 2018 totaled $18.8 million and $1.8 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. Capital expenditures for the six months ended June 30, 2019 included the final payment of $10.0 million for the new clamshell dredge. During the six months ended June 30, 2018, the Company received $4.5 million in cash proceeds from a sale-leaseback of a dredge.

The Company’s cash flows used in financing activities for the six months ended June 30, 2019 and 2018 totaled $13.1 million and $25.0 million, respectively. The decrease in cash used in financing activities primarily relates to changes in the net repayments on Company’s revolving credit facility in the current period of $11.5 million compared to $24.1 million in the same period in the prior year.

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

Commitments, contingencies and liquidity matters

Refer to Note 5, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s Amended Credit Agreement. Additionally, refer to Note 10, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

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

The market risk of the Company’s financial instruments as of June 30, 2019 has not materially changed since December 31, 2018. The market risk profile of the Company on December 31, 2018 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 10, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the six months ended June 30, 2019 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

On July 31, 2019, the Company and Christopher P. Shea, former President of the Company’s Environmental & Infrastructure Division, entered into a consulting agreement (the “Consulting Agreement”) to assist the Company with services related to the divestiture of the Environmental & Infrastructure Division. Services provided under Mr. Shea’s Consulting Agreement began on July 31, 2019, which is the day following his Separation Date, as defined in his Separation Agreement. Pursuant to the Consulting Agreement, Mr. Shea may provide consulting services to the Company through March 31, 2021 (the “Consulting Period”). Under the terms of the Consulting Agreement, Mr. Shea will be entitled to a monthly retainer of $16,667 for the first twelve months of the Consulting Period. Mr. Shea may terminate the Consulting Agreement for convenience or for the Company’s material breach of the Consulting Agreement, and the Company may terminate the Consulting Agreement for Cause, as defined in the Consulting Agreement. In addition, Mr. Shea’s outstanding performance-based equity awards will remain in place and continue to vest in accordance with their terms for as long as the Consulting Agreement remains in effect, subject to the applicable award agreements. The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such document.

Item 6.	Exhibits

Number	Document Description

10.1

Amended and Restated Revolving Credit and Security Agreement dated as of May 3, 2019 by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Capital Markets, CIBC Bank, USA, Suntrust Robinson Humphrey, Inc., and Bank of America, N.A., as joint lead arrangers and joint bookrunners, HSBC Bank USA, N.A., as documentation agent, and PNC Bank, National Association, as lender and as agent (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 9, 2019 (Commission file no. 001-33225)). (1)

10.2

Separation Agreement, dated July 31, 2019, between Great Lakes Dredge & Dock Corporation with and on behalf of its wholly owned subsidiary Great Lakes Environmental & Infrastructure Solutions, LLC and Christopher P. Shea. †*

10.3

Consulting Agreement, dated July 31, 2019, between Great Lakes Dredge & Dock Corporation with and on behalf of its wholly owned subsidiary Great Lakes Environmental & Infrastructure Solutions, LLC and Christopher P. Shea. †*

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

(1) Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

Date:  August 2, 2019