Form 10-Q
period 2019-09-30
Great Lakes Dredge & Dock CORP
filed 2019-11-05
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, 63,919,970 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2019

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,855	$34,458
Accounts receivable—net	31,043	64,779
Contract revenues in excess of billings	25,383	17,953
Inventories	27,547	28,112
Prepaid expenses and other current assets	31,626	36,617
Assets held for sale	—	24,779
Total current assets	296,454	206,698

PROPERTY AND EQUIPMENT—Net	374,798	369,863
OPERATING LEASE ASSETS	72,039	—
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	76,576	76,576
INVENTORIES—Noncurrent	63,007	61,264
OTHER	9,894	15,870
TOTAL	$892,768	$730,271

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,074	$71,537
Accrued expenses	49,891	48,351
Operating lease liabilities	20,847	—
Billings in excess of contract revenues	69,387	17,793
Revolving credit facility	—	11,500
Liabilities held for sale	—	13,940
Total current liabilities	217,199	163,121

LONG-TERM DEBT	322,619	321,950
OPERATING LEASE LIABILITIES—Noncurrent	50,969	—
DEFERRED INCOME TAXES	36,526	22,846
OTHER	3,631	7,426
Total liabilities	630,944	515,343

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 63,916 and 62,830 shares issued; 63,916 and 62,552 shares outstanding at September 30, 2019 and December 31, 2018, respectively.	6	6
Treasury stock, at cost	—	(1,433)
Additional paid-in capital	301,874	295,135
Accumulated deficit	(39,064)	(74,971)
Accumulated other comprehensive loss	(992)	(3,809)
Total equity	261,824	214,928
TOTAL	$892,768	$730,271

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Contract revenues	$169,775	$178,671	$547,223	$447,564
Costs of contract revenues	137,942	139,087	428,027	371,718
Gross profit	31,833	39,584	119,196	75,846
General and administrative expenses	13,488	14,343	42,926	39,668
(Gain) loss on sale of assets—net	(27)	1,521	333	265
Operating income	18,372	23,720	75,937	35,913
Interest expense—net	(6,335)	(8,058)	(21,074)	(25,702)
Other income (expense)	(22)	71	273	(1,961)
Income from continuing operations before income taxes	12,015	15,733	55,136	8,250
Income tax provision	(3,204)	(3,853)	(14,280)	(2,196)
Income from continuing operations	8,811	11,880	40,856	6,054
Loss from discontinued operations, net of income taxes	(859)	(178)	(7,490)	(4,647)
Net income	$7,952	$11,702	$33,366	$1,407

Basic earnings per share attributable to continuing operations	$0.14	$0.19	$0.64	$0.10
Basic loss per share attributable to discontinued operations, net of tax	(0.02)	—	(0.12)	(0.08)
Basic earnings per share	$0.12	$0.19	$0.52	$0.02
Basic weighted average shares	63,861	62,358	63,449	62,147

Diluted earnings per share attributable to continuing operations	$0.14	$0.19	$0.63	$0.10
Diluted loss per share attributable to discontinued operations, net of tax	(0.02)	—	(0.12)	(0.08)
Diluted earnings per share	$0.12	$0.19	$0.51	$0.02
Diluted weighted average shares	65,071	63,260	64,860	63,340

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$7,952	$11,702	$33,366	$1,407
Currency translation adjustment—net of tax (1)	—	(14)	—	1,290
Net change in cash flow derivative hedges—net of tax (2)	(160)	(201)	2,817	(1,062)
Other comprehensive income (loss)—net of tax	(160)	(215)	2,817	228
Comprehensive income	$7,792	$11,487	$36,183	$1,635

(1)	Net of income tax benefit (provision) of $21 and $(551) for the three and nine months ended September 30, 2018, respectively.
(2)

Net of income tax provision of $57 and $242 for the three months ended September 30, 2019 and 2018, respectively. Net of income tax benefit (provision) of $998 and $(1,191) for the nine months ended September 30, 2019 and 2018 respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total

BALANCE—January 1, 2019	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	2,802	—	2,802
Share-based compensation	60	—	—	—	6,720	—	—	6,720
Vesting of restricted stock units, including impact of shares withheld for taxes	605	—	—	—	(3,164)	—	—	(3,164)
Exercise of options and purchases from employee stock plans	699	—	—	—	4,355	—	—	4,355
Cancellation of treasury stock	(278)	—	278	1,433	(1,172)	(261)	—	—
Net income	—	—	—	—	—	33,366	—	33,366
Other comprehensive income—net of tax	—	—	—	—	—	—	2,817	2,817
BALANCE—September 30, 2019	63,916	$6	—	$—	$301,874	$(39,064)	$(992)	$261,824

BALANCE—January 1, 2018	61,897	$6	(278)	$(1,433)	$289,821	$(67,101)	$3	$221,296

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	(1,577)	—	(1,577)
Share-based compensation	105	—	—	—	3,294	—	—	3,294
Vesting of restricted stock units, including impact of shares withheld for taxes	492	—	—	—	(1,075)	—	—	(1,075)
Exercise of options and purchases from employee stock plans	236	—	—	—	862	—	—	862
Net income	—	—	—	—	—	1,407	—	1,407
Other comprehensive income—net of tax	—	—	—	—	—	—	228	228
BALANCE—September 30, 2018	62,730	$6	(278)	$(1,433)	$292,902	$(67,271)	$231	$224,435

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total

BALANCE—July 1, 2019	63,769	$6	—	$—	$299,320	$(47,016)	$(832)	$251,478

Share-based compensation	15	—	—	—	2,190	—	—	2,190
Vesting of restricted stock units, including impact of shares withheld for taxes	51	—	—	—	(235)	—	—	(235)
Exercise of options and purchases from employee stock plans	81	—	—	—	599	—	—	599
Net income	—	—	—	—	—	7,952	—	7,952
Other comprehensive income—net of tax	—	—	—	—	—	—	(160)	(160)
BALANCE—September 30, 2019	63,916	$6	—	$—	$301,874	$(39,064)	$(992)	$261,824

BALANCE—July 1, 2018	62,583	$6	(278)	$(1,433)	$291,468	$(78,973)	$446	$211,514

Share-based compensation	33	—	—	—	1,030	—	—	1,030
Vesting of restricted stock units, including impact of shares withheld for taxes	6	—	—	—	(15)	—	—	(15)
Exercise of options and purchases from employee stock plans	108	—	—	—	419	—	—	419
Net income	—	—	—	—	—	11,702	—	11,702
Other comprehensive income—net of tax	—	—	—	—	—	—	(215)	(215)
BALANCE—September 30, 2018	62,730	$6	(278)	$(1,433)	$292,902	$(67,271)	$231	$224,435

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$33,366	$1,407
Loss from discontinued operations, net of income taxes	(7,490)	(4,647)
Income from continuing operations	$40,856	$6,054
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	26,772	38,100
Deferred income taxes	14,382	(716)
Loss on sale of assets	333	265
Other non-cash restructuring items	—	2,015
Amortization of deferred financing fees	2,344	2,637
Unrealized foreign currency gain	—	(215)
Share-based compensation expense	5,234	2,829
Changes in assets and liabilities:
Accounts receivable	33,736	(16,495)
Contract revenues in excess of billings	(7,430)	45,875
Inventories	(1,178)	(202)
Prepaid expenses and other current assets	454	12,514
Accounts payable and accrued expenses	13,384	4,507
Billings in excess of contract revenues	51,594	(607)
Other noncurrent assets and liabilities	1,556	(4,148)
Net cash flows provided by operating activities from continuing operations	182,037	92,413
Net cash flows used in operating activities of discontinued operations	(8,757)	(3,479)
Cash provided by operating activities	173,280	88,934

INVESTING ACTIVITIES:
Purchases of property and equipment	(37,608)	(29,636)
Proceeds from dispositions of property and equipment	5,557	12,059
Net cash flows used in investing activities of continuing operations	(32,051)	(17,577)
Net cash flows provided by investing activities of discontinued operations	18,056	151
Cash used in investing activities	(13,995)	(17,426)

	Nine Months Ended
	September 30,
	2019	2018
FINANCING ACTIVITIES:
Deferred financing fees	(2,388)	—
Repayments of debt	—	(297)
Taxes paid on settlement of vested share awards	(3,164)	(1,075)
Exercise of options and purchases from employee stock plans	4,355	862
Borrowings under revolving loans	—	18,000
Repayments of revolving loans	(11,500)	(82,118)
Net cash flows used in financing activities of continuing operations	(12,697)	(64,628)
Net cash flows used in financing activities of discontinued operations	(191)	(1,131)
Cash used in financing activities	(12,888)	(65,759)
Effect of foreign currency exchange rates on cash and cash equivalents	—	26
Net increase in cash, cash equivalents and restricted cash	146,397	5,775
Cash, cash equivalents and restricted cash at beginning of period	34,458	17,352
Cash, cash equivalents and restricted cash at end of period	$180,855	$23,127

Supplemental Cash Flow Information
Cash paid for interest	$12,396	$17,402
Cash paid for income taxes	$344	$255

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$4,455	$3,920
Repayments of debt with proceeds from sale-leaseback transactions	$—	$13,034

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2019, and its results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018 have been included.

The Company adopted Accounting Standard Update No. 2016-02, Leases (Topic 842) and subsequently issued other Accounting Standard Updates related to the Accounting Standards Codification Topic 842 (collectively, “ASC 842”) on January 1, 2019. The Financial Accounting Standards Board (“FASB”) issued ASC 842 to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASC 842 using the package of practical expedients that allowed entities to retain the classification of lease contracts existing as of the date of adoption. Additionally, the Company has elected to combine lease and non-lease components, such as common area maintenance costs, in calculating the operating lease assets and operating lease liabilities for all asset groups except for the Company’s dredges. Further, the Company adopted ASC 842 using the transition method under which entities initially applied ASC 842 at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this method, the comparative periods presented in the financial statements prior to the adoption date were not adjusted to apply ASC 842. Upon the adoption of ASC 842, the Company recorded a cumulative net adjustment of $2,802 to the beginning retained earnings balance.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. During the second quarter of 2019, the Company entered into an agreement and completed the sale of the historical environmental & infrastructure business. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. The Company performed its most recent annual test of impairment as of July 1, 2019 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2020.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2019	2018	2019	2018

Income from continuing operations	$8,811	$11,880	$40,856	$6,054
Loss from discontinued operations, net of income taxes	(859)	(178)	(7,490)	(4,647)
Net income	7,952	11,702	33,366	1,407

Weighted-average common shares outstanding — basic	63,861	62,358	63,449	62,147
Effect of stock options and restricted stock units	1,210	902	1,411	1,193

Weighted-average common shares outstanding — diluted	65,071	63,260	64,860	63,340

Earnings per share from continuing operations — basic	$0.14	$0.19	$0.64	$0.10
Earnings per share from continuing operations — diluted	$0.14	$0.19	$0.63	$0.10

For the three and nine months ended September 30, 2018 the following amounts of stock options (“NQSOs”) and restricted stock units (“RSUs”) were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive:

	Three Months Ended	Nine Months Ended
(shares in thousands)	September 30,	September 30,
	2018	2018
Effect of stock options and restricted stock units	1,224	1,489

3.	Leases

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

Lease cost

The Company’s lease costs are recorded in cost of contract revenues and general and administrative expenses. For the three and nine months ended September 30, 2019, lease costs are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$5,669	$18,244
Short-term lease cost	19,822	52,108
Total lease cost	$25,491	$70,352

Lease terms and commitments

The Company’s maturity analysis of its operating lease liabilities, recorded on the balance sheet, as of September 30, 2019 is as follows:

2019	$6,370
2020	23,586
2021	19,447
2022	13,827
2023	9,125
Thereafter	9,370
Minimum lease payments	81,725
Imputed interest	9,909
Present value of minimum operating lease payments	$71,816

Future minimum operating lease payments at December 31, 2018, were as follows:

2019	$26,554
2020	22,349
2021	18,430
2022	13,552
2023	9,041
Thereafter	8,697
Total minimum operating lease payments	$98,623

As most of the Company’s leases do not provide an implicit rate, the Company used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. At the date of adoption, the Company used the incremental borrowing rate as of December 31, 2018, for operating leases that commenced prior to that date.

Additional information related to the Company’s leases as of September 30, 2019 is as follows:

September 30, 2019
Weighted average remaining lease term	4.2 years
Weighted average discount rate	6.8%

Supplemental information related to leases during the three and nine months ended September 30, 2019 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating cash flows from operating leases	$(6,762)	$(20,300)
Operating lease liabilities arising from obtaining new operating lease assets	$2,840	$6,088

4.	Accrued expenses

Accrued expenses at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018

Insurance	$14,022	$13,724
Payroll and employee benefits	12,532	15,298
Interest	9,782	3,448
Contract reserves	4,868	1,709
Income and other taxes	1,403	1,175
Fuel hedge contracts	894	4,710
Other	6,390	8,287
Total accrued expenses	$49,891	$48,351

5.	Long-term debt

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

Interest on the senior secured revolving credit facility of the Amended Credit Agreement is equal to either a Domestic Rate option or LIBOR option, at the Company’s election. As of the Closing Date, (a) the Domestic Rate option is the highest of (1) the base commercial lending rate of PNC Bank, National Association, as publicly announced, (2) the sum of the federal funds open rate plus 0.5% and (3) the sum of the daily LIBOR rate plus 1.0%, so long as a daily LIBOR rate is offered, ascertainable and not unlawful plus an interest margin of 0.5%; and (b) the LIBOR Rate option is the rate that applies for the applicable interest period on the Bloomberg page BBAMI (or such other substitute page or alternate source as agreed) plus an interest margin of 1.5%. After the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Amended Credit Agreement (commencing with the fiscal quarter ending September 30, 2019, the “Adjustment Date”), the Domestic Rate option will be the Domestic Rate plus an interest margin ranging between 0.5% and 1.0% and the LIBOR Rate option will be the LIBOR Rate plus an interest margin ranging between 1.5% and 2.0%, in each case, depending on the quarterly average undrawn availability on the Amended Credit Agreement.

As of September 30, 2019, the Company had no borrowings on the revolver, $36,730 of letters of credit outstanding and $162,778 of availability under the Amended Credit Agreement. The availability under the Amended Credit Agreement is suppressed by $492 as of September 30, 2019 as a result of certain limitations set forth in the Amended Credit Agreement.

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

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$894	$—	$894	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,710	$—	$4,710	$—

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

As of September 30, 2019, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2020. As of September 30, 2019, there were 9.1 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through September 2020. Under these swap agreements, the Company will pay fixed prices ranging from $1.79 to $2.34 per gallon.

At September 30, 2019 and December 31, 2018, the fair value liabilities of the fuel hedge contracts were estimated to be $894 and $4,710, respectively, and are recorded in accrued expenses. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2019 were $1,513. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2019 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of September 30, 2019 and December 31, 2018 is as follows:

		Fair Value at
		September 30,	December 31,
	Balance Sheet Location	2019	2018
Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$894	$4,710

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cumulative translation adjustments—net of tax	$—	$(14)	$—	$1,290
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	327	(442)	1,513	(2,211)
Change in fair value of derivatives—net of tax	(487)	241	1,304	1,149
Net change in cash flow derivative hedges—net of tax	(160)	(201)	2,817	(1,062)
Total other comprehensive income (loss)	$(160)	$(215)	$2,817	$228

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2019	2018	2019	2018
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$443	$(599)	$2,049	$(2,995)
	Income tax (provision) benefit	116	(157)	536	(784)
		$327	$(442)	$1,513	$(2,211)

During the first quarter of 2018, the Company substantially completed the closeout of its Brazil operations. This liquidation resulted in the reversal of the Company’s cumulative translation adjustment. Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Nine Months Ended
	Statement of Operations Location	September 30, 2018
Cumulative translation adjustment:	Other expense	$(2,015)
	Income tax benefit	527
		$(1,488)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at September 30, 2019 (see Note 5, Long-term debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $346,385 at September 30, 2019, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the nine months ended September 30, 2019, the Company granted 542 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,615 and $843 for the three months ended September 30, 2019 and 2018, respectively, and $5,234 and $2,829 for the nine months ended September 30, 2019 and 2018 respectively.

8.	Revenue

At September 30, 2019, the Company had $653,733 of remaining performance obligations, which the Company refers to as total backlog. Approximately 29% of the Company’s backlog will be completed in 2019 with the remaining balance expected to be completed by 2021.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2019	2018	2019	2018
Dredging:
Capital—U.S.	$62,518	$105,934	$214,668	$252,537
Capital—foreign	12,554	5,045	39,523	13,847
Coastal protection	41,959	42,691	133,897	122,673
Maintenance	30,074	11,581	89,911	38,461
Rivers & lakes	22,670	13,420	69,224	20,046
Total revenues	$169,775	$178,671	$547,223	$447,564

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2019	2018	2019	2018
Dredging:
Federal government	$134,763	$144,050	$431,722	$313,657
State and local government	18,505	7,107	69,077	77,078
Private	3,953	22,469	6,901	42,982
Foreign	12,554	5,045	39,523	13,847
Total revenues	$169,775	$178,671	$547,223	$447,564

Contract balances

Accounts receivable at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Completed contracts	$9,736	$8,592
Contracts in progress	15,688	48,418
Retainage	5,819	7,969
	31,243	64,979
Allowance for doubtful accounts	(200)	(200)

Total accounts receivable—net	$31,043	$64,779

The components of contracts in progress at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$188,042	$433,093
Amounts billed	(167,718)	(416,956)
Costs and earnings in excess of billings for contracts in progress	20,324	16,137
Costs and earnings in excess of billings for completed contracts	7,171	3,928
Total contract revenues in excess of billings	$27,495	$20,065

Current portion of contract revenues in excess of billings	$25,383	$17,953
Long-term contract revenues in excess of billings	2,112	2,112
Total contract revenues in excess of billings	$27,495	$20,065

Billings in excess of costs and earnings:
Amounts billed	$(475,765)	$(260,691)
Costs and earnings for contracts in progress	406,378	242,898
Total billings in excess of contract revenues	$(69,387)	$(17,793)

For amounts included in billings in excess of contract revenues balance at the beginning of the year, the Company recognized nearly all of the related revenue during the nine months ended September 30, 2019.

At September 30, 2019 and December 31, 2018, costs to fulfill a contract with a customer recognized as an asset were $9,420 and $13,129, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three and nine months ended September 30, 2019 and 2018, the Company amortized $3,097 and $8,846 and $5,667 and $12,132, respectively, of pre-construction costs.

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

Restructuring charges recognized for the above actions for the three and nine months ended September 30, 2018 are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

Costs of contract revenues—depreciation	$1,341	$6,009
Costs of contract revenues—other	765	1,758
General and administrative expenses	153	132
Loss on sale of assets—net	1,737	890
Other expense	—	2,015
Total	$3,996	$10,804

The Company had accrued severance expense of $662 at December 31, 2018, which has been settled in 2019. Accrued severance is included in accrued expenses.

10.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2019, the Company had outstanding performance bonds with a notional amount of approximately $1,245,557 of which $41,085 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $607,595.

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

On September 27, 2019, the EPA Region 4 filed an administrative complaint against the Company relating to a project the Company performed at PortMiami from 2013-2015. The EPA is alleging violations of Section 103 of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”) and failure to report violations of the MPRSA. The EPA seeks the statutory maximum penalty of $75 per violation of the MPRSA. The Company disagrees with the EPA on whether violations occurred and, if any violation did occur, the appropriate penalty calculation.

11.	Business dispositions

Discontinued operations

During the second quarter of 2019, the Company entered into an agreement and completed the sale of the historical environmental & infrastructure business. Under the terms of the agreement, the Company received cash of $17,500 in the second quarter of 2019 and received an additional $857 in the third quarter of 2019.

The results of the historical environmental & infrastructure businesses have been reported in discontinued operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$—	$25,651	$25,040	$53,941

Loss before income taxes from discontinued operations	(1,184)	(241)	(7,421)	(6,294)
Loss on disposal of assets held for sale	(2)	—	(2,632)	—
Income tax benefit	327	63	2,563	1,647
Loss from discontinued operations, net of income taxes	$(859)	$(178)	$(7,490)	$(4,647)

The major classes of assets and liabilities of businesses reported as discontinued operations are shown below:

December 31, 2018
Assets:
Accounts receivable—net	$13,943
Contract revenues in excess of billings	9,971
Other current assets	865
Assets held for sale	$24,779

Property and equipment—net	6,612
Operating lease assets	—
Goodwill	7,000
Other intangible assets—net	372
Other assets	1,699
Reserve for loss on disposal	(14,110)
Assets held for sale—noncurrent	$1,573

Liabilities:
Accounts payable	$8,343
Accrued expenses	4,380
Operating lease liabilities	—
Other current liabilities	1,217
Liabilities held for sale	$13,940

Other liabilities	146
Operating lease liabilities—noncurrent	—
Liabilities held for sale—noncurrent	$146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2019, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 79% of dredging revenues, above the Company’s prior three year average of 68%.

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

The Company’s vessels are subject to periodic dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Dry dock frequency is a statutory requirement mandated by the U.S Coast Guard and the ABS. The

Company’s vessels dry-dock every two to three years or every five years, depending on the vessel type and also on an as-needed basis for occasional unscheduled repairs. The planned dry docking of certain vessels began during the second quarter of 2019 and continued to have an impact on the Company’s results in the third quarter of 2019.

Results of operations

The following tables set forth the components of net income and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(81.2)	(77.8)	(78.2)	(83.1)
Gross profit	18.8	22.2	21.8	16.9
General and administrative expenses	7.9	8.0	7.8	8.9
(Gain) loss on sale of assets—net	—	0.9	0.1	0.1
Operating income	10.9	13.3	13.9	7.9
Interest expense—net	(3.7)	(4.5)	(3.9)	(5.7)
Other income (expense)	—	—	—	(0.4)
Income from continuing operations before income taxes	7.2	8.8	10.0	1.8
Income tax provision	(1.9)	(2.2)	(2.6)	(0.5)
Income from continuing operations	5.3	6.6	7.4	1.3
Loss from discontinued operations, net of income taxes	(0.5)	(0.1)	(1.4)	(1.0)
Net income	4.8	6.5	6.0	0.3

Adjusted EBITDA from continuing operations	16.0%	19.6%	18.8%	16.1%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands)
Net income	$7,952	$11,702	$33,366	$1,407
Loss from discontinued operations, net of income taxes	(859)	(178)	(7,490)	(4,647)
Income from continuing operations	8,811	11,880	40,856	6,054
Adjusted for:
Interest expense—net	6,335	8,058	21,074	25,702
Income tax provision	3,204	3,853	14,280	2,196
Depreciation and amortization	8,771	11,262	26,772	38,100
Adjusted EBITDA from continuing operations	$27,121	$35,053	$102,982	$72,052

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2019	2018	Change	2019	2018	Change
Dredging:
Capital—U.S.	$62,518	$105,934	(41.0)%	$214,668	$252,537	(15.0)%
Capital—foreign	12,554	5,045	148.8%	39,523	13,847	185.4%
Coastal protection	41,959	42,691	(1.7)%	133,897	122,673	9.1%
Maintenance	30,074	11,581	159.7%	89,911	38,461	133.8%
Rivers & lakes	22,670	13,420	68.9%	69,224	20,046	245.3%
Total revenues	$169,775	$178,671	(5.0)%	$547,223	$447,564	22.3%

Total revenue was $169.8 million for the three months ended September 30, 2019, down $8.9 million, or 5%, from $178.7 million for the same period in the prior year. For the three months ended September 30, 2019, the Company experienced a decrease in domestic capital and coastal protection revenues. Additionally, increased dry dock days contributed to the revenue decrease in the current quarter. This decrease was partially offset by an increase in maintenance, rivers & lakes and foreign revenues as compared to the same period in the prior year. For the nine months ended September 30, 2019, total revenue was $547.2 million, up from revenue of $447.6 million for the same period in the prior year, representing an increase of $99.6 million or 22%. For the nine months ended September 30, 2019, the Company experienced increases in revenue from all types of work except domestic capital revenue when compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the quarter ended September 30, 2019, domestic capital dredging revenue was $62.5 million, down $43.4 million, or 41%, compared to $105.9 million for the same quarter in 2018. For the three months ended September 30, 2019, the change in domestic capital dredging revenue was primarily driven by a greater amount of revenue earned during the same period in the prior year on coastal restoration projects, the deepening projects in Charleston and a deepening project on the Delaware River. This decrease was partially offset by a greater amount of revenue earned on deepening projects in Corpus Christi and Jacksonville during the current year period. For the nine months ended September 30, 2019, domestic capital dredging revenue was $214.7 million compared to $252.5 million for the same period in 2018, representing a decrease of $37.8 million, or 15%. For the nine months ended September 30, 2019, the lower domestic capital dredging revenue was primarily driven by a greater amount of revenue earned during the same period in the prior year on coastal restoration projects, deepening projects in Charleston and other capital dredging projects in Georgia and Pennsylvania. This decrease was offset by a greater amount of revenue earned from deepening projects in Corpus Christi, Tampa and Jacksonville as well as a greater amount of revenue earned on a deepening project on the Delaware River during the current year as compared to the same period in the prior year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the third quarter of 2019, foreign capital revenue was $12.6 million, up $7.6 million, as compared to $5.0 million in the same quarter in the prior year. Foreign capital revenue for the nine months ended September 30, 2019 ended was $39.5 million which is $25.7 million, or 186%, higher than revenue of $13.8 million for the same period of the prior year. The increase in revenue for the three and nine months ended September 30, 2019 was driven by revenue earned on a project in Bahrain that commenced during the first quarter of 2019. During the first quarter of 2018, the Company substantially completed the closeout of its Brazil operations.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended September 30, 2019 was $42.0 million, a decrease of $0.7 million, or 2%, compared to $42.7 million in the prior year period. The decrease in coastal protection revenue for the three months ended September 30, 2019 was primarily driven by a greater amount of revenue earned during the same period in the prior year on projects in South Carolina, Delaware and New York. This decrease was mostly offset by an increase in revenue on projects in North Carolina and Virginia in the current period. Coastal protection revenue for the nine months ended September 30, 2019 was $133.9 million representing an increase of $11.2 million or 9%, from $122.7 million for the nine months ended September 30, 2019. The increase in coastal protection revenue for the nine months ended September 30, 2019 was mostly attributable to a greater amount of revenue earned on projects in South Carolina, New York and Virginia in the current year as compared to the same periods in the prior year. This increase was partially offset by revenue earned on a project in Delaware during the same periods in the prior year that did not repeat during the current year periods. Additionally, revenue for the nine months ended September 30, 2018 included a project in Florida that did not repeat during the current year period as well as a greater amount of revenue earned on a project in South Carolina.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the third quarter of 2019 was $30.1 million, up $18.5 million, or 159%, from $11.6 million in the third quarter of 2018. The increase in maintenance dredging revenue for the three months ended September 30, 2019 was mostly attributable to revenue earned on projects in South Carolina, Texas and North Carolina. This increase was partially offset by revenue earned on projects in Texas and Virginia during three months ended September 30, 2018 that did not repeat during the current year. Maintenance revenue for the nine months of 2019 was $89.9 million, an increase of $51.4 million, or 134%, compared to $38.5 million for the comparable period in the prior year. The increase in maintenance dredging revenue for the nine months ended September 30, 2019 was mostly attributable to revenue earned on projects in Georgia, Florida and North Carolina. This increase was partially offset by revenue earned on a project in Virginia that did not repeat during the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the third quarter of 2019 rivers & lakes revenue was $22.7 million, an increase of $9.3 million, or 69% from $13.4 million during the same period of 2018. The increase in rivers & lakes revenue for the three months ended September 30, 2019 was mostly attributable to revenue earned on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as revenue earned on a project in Iowa during the current year periods. This increase was slightly offset by a greater amount of revenue earned on a lake project in Illinois in the same period of the prior year. Rivers & lakes revenue for the nine months ended September 30, 2019 was $69.2 million, up $49.2 million, from $20.0 million for the same period in the prior year. The increase in rivers & lakes revenue for the nine months ended September 30, 2019 was mostly attributable to revenue earned on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as revenue earned on projects in Louisiana and Iowa during the current year period. This increase was slightly offset by a greater amount of revenue earned on a lake project in Illinois and a project in New Jersey in the same period of the prior year.

Consolidated gross profit for the quarter ended September 30, 2019 was $31.8 million, down $7.8 million, or 20% compared to $39.6 million in the same quarter of 2018. Gross profit margin for the three months ended September 30, 2019 was 18.8% compared to 22.2% in the third quarter of 2018. When compared to the prior year period, the lower gross profit experienced for the three months ended September 30, 2019 was driven by an increase in vessel dry dockings, which increases plant expenses and reduces revenue due to lower equipment utilization. Consolidated gross profit for the nine months ended September 30, 2019 was $119.2 million, up $43.4 million, or 57%, compared to $75.8 million in the same period of the prior year. Gross profit margin for the nine months ended September 30, 2019 was up to 21.8% from 16.9% in the nine months ended September 30, 2018. The higher gross profit experienced for the nine months ended September 30, 2019 was driven by strong performance on the Company’s domestic capital, maintenance, coastal protection and rivers & lakes projects when compared to the prior year period. The three and nine months ended September 30, 2018 included $2.1 million and $7.8 million, respectively, of restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations.

During the three months ended September 30, 2019, general and administrative expenses were $13.5 million, down $0.9 million, compared to $14.3 million in the same quarter of 2018. The decrease in general and administrative expenses for the three months ended September 30, 2019 was driven by a reduction of rent and office expense of $0.9 million and bad debt expense of $0.2 million from the prior year that did not repeat in the current period. This decrease was mostly offset by an increase in payroll and benefits expense of $0.2 million. During the nine months ended September 30, 2019, general and administrative expenses were $42.9 million, up $3.2 million, compared to $39.7 million for the same period in the prior year. The increase in general and administrative expenses for the nine months ended September 30, 3019 was driven by a $4.6 million increase in payroll and benefits expense mostly related to incentive compensation as a result of improved profitability.

Operating income for the third quarter of 2019 was $18.4 million, down $5.3 million compared to operating income of $23.7 million for the same quarter in 2018. The decrease in operating income for the third quarter of 2019 was a result of the increase in vessel dry dockings compared to the same period in the prior year, as described above. This decrease in operating income was offset by a $0.9 million decrease in general and administrative expenses, as noted above, and a $1.5 million decrease in gain on sale of assets. Operating income for the nine months ended September 30, 2019 was $75.9 million, up $40.0 million from operating income of $35.9 million in the same prior year period. The change in operating income for the nine months ended September 30, 2019 was a result of higher gross profit partially offset by higher general and administrative expense compared to the same period in the prior year, as described above.

For the three months ended September 30, 2019, net interest expense was $6.3 million, down $1.8 million, or 20%, from $8.1 million for the same period in the prior year. Net interest expense for the nine months ended September 30, 2019 was $21.1 million, down $4.6 million, or 18%, from interest expense of $25.7 million for the same period in the prior year. The change in interest expense for the three and nine months ended September 30, 2019 was attributable to a decrease of $0.6 million and $3.3 million, respectively, in interest expense associated with the Company’s senior secured revolving credit facility in addition to higher interest income during the current year periods when compared to the same periods in the prior year.

Income tax provision for the three months ended September 30, 2019 was $3.2 million compared to an income tax provision of $3.9 million for the same period in the prior year. For the nine months ended September 30, 2019 and 2018, the Company had an income tax provision of $14.3 million and an income tax benefit of $2.2 million, respectively. The effective tax rate for the nine months ended September 30, 2019 was 25.9%, mostly in line with the effective tax rate of 26.6% for the same period of 2018.

Net income from continuing operations for the quarter ended September 30, 2019 was $8.8 million, down $3.1 million from $11.9 million in the same quarter in the prior year. Diluted earnings per share attributable to continuing operations was $0.14 for the three months ended September 30, 2019, compared to $0.19 for the three months ended September 30, 2018. Net income from continuing operations for the nine months ended September 30, 2019 was $40.9 million, up $34.8 million from $6.1 million for the same period in the prior year. Diluted earnings per share attributable to continuing operations were $0.63 and $0.10 for the nine months ended September 30, 2019 and 2018, respectively. The increase in net income from continuing operations for the nine months ended September 30, 2019 was driven by the increase in operating income and decrease in interest expense during the current year, as described above. Further, the prior year was negatively impacted by a $2.0 million charge to other income (expense) for the reversal of a cumulative translation adjustment related to the closeout of the Company’s Brazil operations during the nine months ended September 30, 2018. These items were partially offset by an increase in the income tax provision during the current year period, as noted above.

Adjusted EBITDA from continuing operations (as defined on page 22) for the quarter ended September 30, 2019 was $27.1 million, down $8.0 million, or 23%, from $35.1 million in the same quarter in the prior year. The change in Adjusted EBITDA from continuing operations during the third quarter of 2019 was driven by an increase in vessel dry dockings slightly offset by lower general and administrative expenses in the current period, as described above. For the nine months ended September 30, 2019, Adjusted EBITDA from continuing operations was $103.0 million, up $30.9 million, or 43%, from Adjusted EBITDA from continuing operations of $72.1 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the nine months ended September 30, 2019 was attributable to higher gross profit, excluding depreciation, and a positive change related to the $2.0 million charge to other income (expense), as described above, when compared to the prior year. These positive factors were partially offset by higher general & administrative expenses incurred during the nine months ended September 30, 2019, as described above.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2019	2018	2018
Dredging:
Capital - U.S.	$410,671	$447,139	$415,291
Capital - foreign	37,900	73,112	—
Coastal protection	126,478	81,068	121,672
Maintenance	62,531	56,189	41,313
Rivers & lakes	16,153	49,583	75,886
Total Backlog	$653,733	$707,091	$654,162

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 88% of the Company’s September 30, 2019 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The domestic dredging bid market for the quarter ended September 30, 2019 was $1,018.0 million, a $128.6 million increase compared to the same period in the prior year. The domestic dredging bid market for the nine months ended September 30, 2019 was $1,471.9 million, a decrease of $109.6 million compared to the nine months ended September 30, 2018. Total domestic dredging bid market for the current year period included awards for a coastal protection project in New York, two coastal protection projects in Virginia, a maintenance project in Texas, and maintenance projects on the Mississippi River. The bid market for the nine months ended September 30, 2019 decreased compared to the prior year due to a greater number of larger capital projects let to bid in the prior year, which included the Boston Harbor deepening project, and rivers & lakes projects. This was partially offset by higher maintenance projects awarded in the nine months ended September 30, 2019. For the contracts awarded in the current year, the Company won 47%, or $244.9 million, of the coastal protection projects, 16%, or $126.5 million, of the maintenance projects, 48%, or 11.5 million, of rivers & lakes projects and no domestic capital projects through September 30, 2019. The Company won 26% of the overall domestic bid market for the nine months ended September 30, 2019, which is below the Company’s prior three year average of 42%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $653.7 million at September 30, 2019 compared to $707.1 million of backlog at December 31, 2018. These amounts do not reflect approximately $165.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at September 30, 2019. At December 31, 2018 the amount of domestic low bids and options pending award was $115.6 million.

Domestic capital dredging backlog at September 30, 2019 was $36.5 million lower than at December 31, 2018. For the nine months ended September 30, 2019, the Company continued to earn revenue on a coastal restoration project in Mississippi and deepening projects in Charleston, Tampa, and Jacksonville as well as on a deepening project on the Delaware River which were in backlog at December 31, 2018. The Company expects additional phases of multiple large deepening and other capital projects to bid in the fourth quarter of 2019. The projects coming into the pipeline include additional phases of work in Corpus Christi, new projects in the Ports of Norfolk, Virginia and Freeport, Texas and large coastal restoration projects in Mississippi and Louisiana. Further, several liquefied natural gas petro chemical and crude oil projects are creating the need for port development in support of energy exports. The Company expects several of these private client projects to be bid in 2019 and 2020.

Foreign capital dredging backlog at September 30, 2019 was $35.2 million lower than at December 31, 2018. During the nine months ended September 30, 2019, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2018. During 2018, the Company relocated two of its dredges to our domestic fleet from their previous positions in the international market to meet increased demand in the U.S. market.

Coastal protection dredging backlog at September 30, 2019 was $45.4 million higher than at December 31, 2018. In the nine months ended September 30, 2019, the Company was awarded a $20 million coastal protection project in North Carolina and two coastal protection projects, $23 and $20 million each respectively, in Virginia. During the nine months ended September 30, 2019, the Company continued to earn revenue on coastal protection projects in New York, North Carolina and South Carolina which were in backlog at December 31, 2018. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. With continued funding available for projects in the Northeast from the Superstorm Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Senate Committee on Appropriations passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During the fourth quarter of 2018, Congress passed an additional $1.7 billion of supplemental appropriations for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

Maintenance dredging backlog increased $6.3 million from December 31, 2018. Awarded in the nine months ended September 30, 2019 were maintenance projects in Texas, South Carolina and on the Mississippi River. During the nine months ended September 30, 2019, the Company continued to earn revenue on projects in the Georgia, North Carolina and Florida which were in backlog at December 31, 2018. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the Water Resources Reform and Development Act of 2014. During the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. Similar to past versions of the bill, WRDA 2018 language calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WRDA 2018 ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in harbor projects to be let for bid throughout 2019 and beyond. Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 94% utilization of the HMTF in FY 2018 and 91% proposed in the FY 2019 budget which was above its commitment.

Rivers & lakes backlog at September 30, 2019 was down by $33.4 million from backlog at December 31, 2018. During the nine months ended September 30, 2019, the Company was awarded new work in Texas and Nebraska. For the nine months ended September 30, 2019, the Company continued to earn revenue on a large project in Texas and a project in Louisiana which were in backlog at December 31, 2018.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities of continuing operations for the nine months ended September 30, 2019 and 2018 totaled $182.0 million and $92.4 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations during the nine months ended September 30, 2019 compared to the same period in the prior year was driven by billings and collections on large projects during the current period as well as a greater investment in working capital during the prior year period. Further, this increase was also driven by an increase of $34.8 million in net income from continuing operations in the current period compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the nine months ended September 30, 2019 and 2018 totaled $32.1 million and $17.6 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. Capital expenditures for the nine months ended September 30, 2019 included the final payment of $10.0 million for the new clamshell dredge. During the nine months ended September 30, 2018, the Company received $4.5 million in cash proceeds from a sale-leaseback of a dredge.

The Company’s cash flows used in financing activities for the nine months ended September 30, 2019 and 2018 totaled $12.7 million and $64.6 million, respectively. The decrease in cash used in financing activities primarily relates to changes in the net repayments on Company’s revolving credit facility in the current period of $11.5 million compared to $64.1 million in the same period in the prior year.

Senior notes

In May 2017, the Company issued $325 million in aggregate principal amount of its 8% Senior Notes due May 15, 2022. Interest on the 8% Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The 8% Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by the guarantors and any other subsidiary guarantors that from time to time become parties to the indenture. The terms of the indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on their assets; (iv) transfer and sell assets; (v) enter into certain business combinations with third parties or enter into certain other transactions with affiliates; (vi) create restrictions on dividends or other payments by the Company’s restricted subsidiaries; and (vii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture.

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

The market risk of the Company’s financial instruments as of September 30, 2019 has not materially changed since December 31, 2018. The market risk profile of the Company on December 31, 2018 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 10, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the nine months ended September 30, 2019 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date:  November 5, 2019