Form 10-K
period 2019-12-31
Great Lakes Dredge & Dock CORP
filed 2020-02-26
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33225

Great Lakes Dredge & Dock Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5336063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2122 York Road, Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

(630) 574-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, (Par Value $0.0001)	GLDD	Nasdaq Stock Market, LLC

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $689,871,174 at June 28, 2019. The aggregate market value was computed using the closing price of the common stock as of June 28, 2019 on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 21, 2020, 64,285,602 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2020 Annual Meeting of Stockholders.

i

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2019, and in other securities filings by Great Lakes with the SEC.

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

The terms “we,” “our,” “ours,” “us,” “Great Lakes” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries.

Organization

Great Lakes is the largest provider of dredging services in the United States.  In addition, the Company has a long history of performing significant international projects. The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. Great Lakes now provides dredging services in the East, West, and Gulf Coasts of the United States and worldwide.

The Company operates in one operating segment, which is also the Company’s sole reportable segment and reporting unit.

During the second quarter of 2019, the Company completed the sale of its historical environmental & infrastructure business. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. Refer to Note 14, “Business dispositions,” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

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

Over its 129 year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the U.S. and is one of the oldest and most experienced dredging companies in the United States. In addition, the Company has a long history of performing significant international projects. Over the prior three years, foreign dredging operations accounted for an average of 6% of the Company’s dredging revenues. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Capital (domestic is 42% of 2019 revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Foreign (7% of 2019 revenues). Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last ten years, the Company has performed dredging work in the Middle East, Africa, Australia, the Caribbean and Central and South America.

Coastal protection (25% of 2019 revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (15% of 2019 revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (11% of 2019 revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce contractors’ ability to operate and transport its equipment in the relevant geographies.

Demand Drivers

The Company believes that the following factors are important drivers of the demand for its services:

•

Deep port capital projects. Most of the East Coast and Gulf ports have expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, has been undergoing significant change as a result of the Panama Canal expansion, which was completed in 2016. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently would not be able to use many U.S. ports. The first phase of a multi-year deepening effort of the Savannah Harbor Expansion Project was completed in 2018. Dredging commenced on two Charleston Entrance Channel projects during 2018 and is expected to continue through 2020. The ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. Deepening projects in Boston, Jacksonville, Tampa and Corpus Christi were awarded in 2018. Further, projects to deepen the Mississippi River and Port of Norfolk, Virginia are being expedited. In addition, during the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. The Company views the bill as a positive catalyst for the domestic dredging industry as it authorizes funding for critical infrastructure improvements that are needed throughout the U.S. Further, the bill authorizes studies for future water resources improvements and makes modifications to previous authorizations. The Company is encouraged by the current administration's focus on repairing and rebuilding America's infrastructure, including our nation's ports and waterways. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry.

•

Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has completed a master plan calling for a $50 billion investment in its coastal infrastructure, with a significant portion involving dredging. Additionally, during October 2015, BP plc settled the final Deepwater Horizon oil spill claims for approximately $20 billion. This amount reflects the preliminary agreement which was reached in the second quarter of 2015 and includes $5.5 billion related to Clean Water Act penalties. Several state and local governments have already reached agreements that resolve their claims in the disaster. Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next decade, the Company expects several coastal restoration projects envisioned by the Gulf States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $460 million over the prior three years. During 2019, the Company was awarded an additional phase of the Mississippi coastal restoration project in the Gulf of Mexico.

•

Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. With continued funding available for projects in the Northeast from the Superstorm Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems in 2017 involving Hurricanes Harvey, Irma, and Maria, the Federal Government passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the U.S. Army Corps of Engineers (the “Corps”) to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is progressing with its plans for this funding, and it is currently believed that over $1 billion is expected to be added to its dredging related budget over the next few years. Most of this work is anticipated to be coastal protection related, but some funding has been provided for channel maintenance. During the fourth quarter of 2018, Congress passed an additional $1.7 billion of supplemental appropriations for disaster relief funding as a result of Hurricane Florence and Hurricane Michael and that work is in process. The annual bid market for coastal protection over the prior three years averaged $317 million.

•

Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. As noted above, WRDA 2018 was signed into law during the fourth quarter of 2018. Similar to past versions of the bill, WRDA 2018 language calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WRDA 2018 ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, the Company anticipates an increase in maintenance dredging projects to be let for bid throughout 2020 and beyond. Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 91% utilization of the HMTF in FY 2019 and 92%  in the recently passed FY 2020 budget. The annual bid market for maintenance dredging over the prior three years averaged $447 million.

•

Need to maintain safe navigability of the U.S. river system. There are over twelve thousand miles of commercially navigable inland waterways that move more than 566 million tons of commercial goods annually. Transportation by barge requires less energy, and therefore is both better for the environment and costs less to move cargo than transportation by airplane, railcar or truck. Many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways. The annual bid market for rivers and lakes dredging over the prior three years averaged $109 million.

•

Domestic and international energy transportation. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. In addition, several Liquefied Natural Gas (“LNG”), petrochemical and crude oil projects are creating the need for port development in support of energy exports. During 2018, the Company was awarded a project to widen the La Quinta Channel turning basin. The significant drop in crude oil prices during recent years may lead to a slowdown in the development of LNG export plants; however, the Company continues to expect that future global energy demand will necessitate improvements in the infrastructure base around sources of rich resources and in countries that import or export global energy.

•

Middle East market. Over the past ten years, the Middle East has been a strong market for dredging services. With substantial income from oil revenues and significant real estate development, these countries have been undergoing extensive infrastructure expansion. Historically lower oil prices and the contraction in Middle East commercial and real estate development have slowed the rate of the region’s infrastructure development in recent years. Despite the decline in recent years, urban development continues to drive the need for land reclamation in the Middle East.

For additional details regarding Operations, including financial information regarding our international and U.S. revenues and long-lived assets, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Customers

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities, oil and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2019, approximately 82% of the Company’s dredging revenues were generated from 38 different contracts with federal agencies or third parties operating under contracts with federal agencies.

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

The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 129 year history. For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under the Amended Credit Agreement (as defined below). Foreign bid guarantees are usually 2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Competition

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment bonding and certification requirements; and government regulations. Competition on rivers & lakes projects is determined primarily based on geographic reach, project execution capability and price. Great Lakes and three other companies comprised approximately 80% of the Company’s defined bid market related to domestic capital, coastal protection, maintenance and rivers & lakes over the prior three years. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906, or “Dredging Act,” and Section 27 of the Merchant Marine Act of 1920, or “Jones Act,” provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

Competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and fleets that are more extensive than the Company’s fleet. Additionally, a large Chinese dredging company has emerged as a key player in the international market. There are also several governmentally supported dredging companies that operate on a local or regional basis. The Company targets opportunities that are well suited to its equipment and where it can be most competitive. In recent years, the Company has focused on opportunities in the Middle East where the Company has cultivated close customer relationships and has pursued contracts compatible with the size of the Company’s vessels.

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

Employees

At December 31, 2019, the Company employed 385 full-time salaried personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2019, the Company employed an average of approximately 662 hourly personnel to meet domestic project requirements.

At December 31, 2019, the Company employed 5 expatriates, 11 foreign nationals and 36 local staff to manage and administer its Middle East operations. During 2019, the Company also employed a daily average of 66 hourly personnel to meet project requirements in the Middle East.

Safety

Safety of its employees is one of the Company’s core values. The Company employs behavioral and system based programs utilizing an Incident & Injury Free® (IIF®) approach. The Company’s safety culture is committed to training, behavioral based awareness and mutual responsibility for the wellbeing of its employees. The Company’s goal is sustainable safety excellence. Incident prevention in all areas have top priority in the Company’s business planning, in the overall conduct of its business, and in the operation and maintenance of our equipment (marine and land) and facilities.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees - the International Union of Operating Engineers (“IUOE”) Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 expire in September 2021. Our agreements with Seafarers International Union expire in February 2023. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Information about our Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Lasse J. Petterson	63	Chief Executive Officer and Director
Mark W. Marinko	58	Chief Financial Officer and Senior Vice President
David E. Simonelli	63	President—Dredging Division
Kathleen M. LaVoy	40	Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary

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

Kathleen M. LaVoy, Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary

Ms. LaVoy was appointed Senior Vice President, Chief Legal Officer and Corporate Secretary in January 2018. She was appointed Chief Compliance Officer in May 2019. Previously, Ms. LaVoy served as our Interim Chief Legal Officer and Corporate Secretary since November 2015. Ms. LaVoy was appointed Vice President and General Counsel, Dredging Operations in July 2012. She joined the Company in 2007 as Assistant General Counsel. Ms. LaVoy received her J.D. cum laude from Northwestern University School of Law and was an associate in the litigation department of the Chicago law firm Winston & Strawn LLP following graduation. Ms. LaVoy earned a Bachelor of Science degree with distinction in Business Administration from the University of North Carolina – Chapel Hill.

Availability of Information

You may read and obtain copies of any materials Great Lakes files with the SEC, including without limitation, the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, free of charge, at the SEC’s website, www.sec.gov. Great Lakes’ SEC filings are also available to the public, free of charge, on our corporate website, www.gldd.com, at “Investors – Financials & Filings”, as soon as reasonably practicable after Great Lakes electronically files such material with, or furnishes it to, the SEC. The reference to the Company’s website does not constitute incorporation by reference of information contained on or accessible through such website.

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

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Federal government revenue (in US $1,000)	$581,157	$468,421	$375,276
Percent of revenue from federal government	82%	75%	63%

Amounts spent by the federal government on dredging are subject to the budgetary and legislative processes. We would expect the federal government to continue to improve and maintain ports as it has for many years, which will necessitate a certain level of federal spending. However, there can be no assurance that the federal government will allocate any particular amount or level of funds to be spent on dredging projects for any specified period. In addition, Congress must approve budgets that govern spending by many of the federal agencies we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows U.S. federal government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects or may be delayed on current projects. Any such delays would likely result in new projects being delayed or canceled and could have a material adverse effect on our revenue and operating results. Furthermore, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. federal government shutdown, such as the shutdowns in 2018 and 2019. While the impact on the Company of the shutdowns in 2018 and 2019 was not material, an extended shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key projects, which could have a material adverse effect on our revenue and operating results.

In addition, potential contract cancellations, modifications, protests, suspensions or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower. Federal government contracts can be canceled at any time without penalty to the government, subject to, in most cases, our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Accordingly, there can be no assurance that the federal government will not cancel any federal government contracts that have been or are awarded to us. Even if a contract is not cancelled, the government may elect to not award further work pursuant to a contract. In February 2019, the U.S. President declared a national emergency that could have allowed the administration to divert funds previously budgeted for other purposes, including military construction funding and the Corps. Although no funds were diverted from dredging projects, there is no guarantee that the administration will not divert funds away from the Corps or from our other customers relying on funding from the federal government. There is also no guarantee that additional national emergencies will not be declared in the future. A significant reduction in government funding for dredging or remediation contracts, could materially adversely affect our business, operations, revenues and profits.

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

•

our ability to recognize revenue from pending change orders, which is recognized only when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract;

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

The average age of our more significant vessels as of December 31, 2019, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	11	39
Hopper Dredges	6	30
Mechanical Dredges	5	47
Unloaders	1	36
Drillboats	1	36
Material and Other Barges	107	23
Total	131	26

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2019 was 26 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur and may result in loss of revenue.

We are subject to risks related to our international dredging operations.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Foreign revenue (in US $1,000)	$48,619	$14,088	$42,306
Percent of revenue from foreign countries	7%	2%	7%

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

Saudi Arabia, Bahrain and other Middle East countries have experienced political turbulence in the recent past. Political uprisings and conflicts, including armed hostilities and civil unrest, may affect the political stability of the region. Tensions in the region between the U.S. and Iran have escalated, resulting in increased military and militia activity in Iraq and other Middle East countries. In addition, there has been a decline in the relationships between and amongst certain governments in the Middle East, such as continued conflicts between Saudi Arabia and Iran and the boycott of Qatar by Saudi Arabia, United Arab Emirates, Bahrain, and Egypt.

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

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from available data. In some instances, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the recognition of revenue for costs and estimated earnings under the percentage of completion method of accounting as discussed above, the fair value of the reporting unit for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, accrued insurance claims, income taxes, asset lives used in computing depreciation and amortization, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, we believe that such estimates are fair when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to our financial statements.

Environmental regulations could force us to incur capital and operational costs.

Our industries, and more specifically, our operations, facilities and vessels and equipment, are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; transportation and disposal of hazardous wastes and other regulated materials; air emissions; and disposal or remediation of contaminated soil, sediments, surface water and groundwater. We are also subject to laws designed to protect certain marine or land species and habitats. Compliance with these statutes and regulations can delay permitting and/or performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on our business, results of operations, cash flows or financial condition. Non-compliance can also result in fines, penalties and claims by third parties seeking damages for alleged personal injury, as well as damages to property and natural resources and suspension or debarment from future government contracting.

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our backlog (83% in 2019) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our backlog from federal government contracts as of December 31, 2019, 2018, and 2017 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2019	2018	2017
Federal government backlog (in US $1,000)	$486,612	$586,568	$413,678
Percentage of backlog from federal government	83%	83%	81%

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

The Company earns significant international revenue from governmental entities and private parties in the Middle East. Revenue from foreign projects has been concentrated in the Middle East which comprised 100%, 100% and 97% of our foreign dredging revenues in the years ended December 31, 2019, 2018 and 2017, respectively. A single customer contract represented substantially all of the Company’s foreign dredging revenue in the year ended December 31, 2019.

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

We have previously disclosed our plans to build new vessels, for example, our completed dual mode articulated tug/barge trailing suction hopper dredge, the Ellis Island. While it is now in full operation, it experienced greater than anticipated delays in ramping up to full operation due to mechanical issues involving the port side gearbox. Unknown mechanical or engineering issues involving new vessels could adversely affect the Company’s business, operating results, cash flows or financial condition. Our future revenues and profitability will also be impacted to some extent by our ability to secure financing for new vessels and bring them into service within the timeline anticipated by the Company. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s business, operating results, cash flows or financial condition. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could also substantially increase the cost of such construction beyond what we currently expect such costs to be.

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

Fuel prices fluctuate based on market events outside of our control. We use diesel fuel and other petroleum-based products to operate our equipment used in our dredging contracts. Fluctuations in supplies relative to demand and other factors can cause unanticipated increases in their cost. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term and we may be unable to secure price increases reflecting rising costs when renewing or bidding contracts. In addition, on January 1, 2020, the International Maritime Organization’s regulations regarding use of low sulfur fuel went into effect. We use low sulfur fuel in many of our domestic operations, and the increased demand for low sulfur fuel may result in an increase in price. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or even a loss, on one or more contracts.

If we are unable, in the future, to obtain bonding or letters of credit for our contracts, our ability to obtain future contracts will be limited, thereby adversely affecting our business, operating results, cash flows or financial condition.

We are generally required to post bonds in connection with our domestic dredging contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into bonding agreements with Argonaut Insurance Company, Chubb Surety and Liberty Mutual Insurance Company (collectively, the “Sureties”) to which the Sureties issue bid bonds, performance bonds and payment bonds, and provide guarantees required by us in the day-to-day operations of our dredging business. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. With respect to our foreign dredging business, we generally obtain letters of credit under our Amended Credit Agreement. However, access to our senior credit facility under our Amended Credit Agreement may be limited by failure to meet certain levels of availability or other defined financial or other requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

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

As part of our strategic process, we review our operations for assets and businesses which may no longer be aligned with our strategic initiatives and long-term objectives. For example, we have divested our historical environmental & infrastructure business and historical demolition business. We continue to review our assets and strategy and may pursue additional divestitures. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated or fail to close a transaction at all. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to a businesses sold, such as lawsuits, surety obligations, tax liabilities, or environmental matters. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or by another party and we may expend substantial resources trying to determine which party has responsibility for the claim. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control could affect future financial results and such claims or conditions may divert management attention from our continuing business.

On April 24, 2014, the Company announced that it had completed the sale of its historical demolition business. In connection with the sale, the Company retained responsibility for various pre-closing liabilities and obligations and may incur costs and expenses related to these items and asset recoveries. It is possible that claims, which could be material, could be made against the Company pursuant to the agreement pursuant to which the Company’s historical demolition business was sold. In connection with the sale of our historical demolition business, we were obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project. As noted above, if there should be a default (or alleged default) triggered under any of the surety bonds for the historical demolition business, it could have a material adverse effect on our ability to obtain bonds and on our business, results of operations, cash flows or financial condition.

During the second quarter of 2019, the Company completed the sale of the historical environmental & infrastructure business. The Company retained responsibility for pre-closing liabilities and indemnified the buyer against breaches of our representations and warranties in the sale agreement. If the buyer made a claim against any of our indemnifications or if any payments became due in connection with any pre-closing liability, they could be material to results of operations, cash flows or financial condition.

If we do not realize the expected benefits or synergies of any divestiture transaction or if we underestimated the valuation of the charge related to placing an asset held for sale in discontinued operations, our consolidated financial position, results of operations and cash flows could be negatively impacted. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

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

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-2019) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. Consequences of the coronavirus outbreak could result in disruptions in or restrictions on our ability to travel. If an infectious disease broke out at one or more of our vessels or facilities, our operations may be affected significantly, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the shipyards with which we contract were affected by an outbreak of infectious disease, repairs of our vessels as well as new construction may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.  Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Uncertainty regarding fiscal, immigration, and other policies of the current U.S. Presidential administration may adversely affect our business.

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

In recent years, the United States has imposed Section 232 tariffs and other import taxes on certain steel and aluminum products, such as imported dredge-related machinery and pipes. These tariffs and other import taxes have increased the prices of these inputs. Increased prices for imported steel and aluminum products have lead domestic sellers to respond with market-based increases to prices for such inputs as well. We cannot be sure of the ultimate effect such tariffs or any additional import taxes will have on our operating profits. If we are not able to pass these price increases on to our customers or to secure adequate alternative sources for such inputs on a timely basis, the tariffs and other import taxes may have a material adverse effect on our business operations, revenues and profits.

Our business could suffer in the event of a work stoppage by our unionized labor force.

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. Two unions represent approximately 70% of our hourly dredging employees—the IUOE Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 expire in September 2021. The Company’s master contract with Seafarers International Union expires in February 2023. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

The dredging business is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services, flooding and unexploded ordnance. These risks could result in personal injury, damage to, or destruction of, dredges, barges transportation vessels, other maritime vessels, other structures, buildings or equipment, environmental damage, performance delays, monetary losses or legal liability to third parties. We may also be exposed to disruption of our operations, early termination of projects, unanticipated recovery costs and loss of use of our equipment that may materially adversely affect our business, results of operations, cash flows or financial condition.

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

In addition, any abrupt changes in our management or board of directors may lead to concerns regarding the direction or stability of our business, which may be exploited by our competitors, result in the loss of business opportunities, cause concern to our current or potential customers or suppliers, or make it more difficult to retain existing personnel or attract and retain new personnel. Changes in management or the board could be time-consuming, result in significant additional costs to us and could be disruptive of our operations and divert the time and attention of management and our employees away from our business operations and executing on our strategic plan. The unexpected loss of members of our board of directors or senior management team could be disruptive to our operations, jeopardize our ability to raise additional funding and have an adverse effect on our business. The failure of our directors or any new members of our board of directors or management to perform effectively could have a significant negative impact on our business, financial condition and results of operations.

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

We currently have a substantial amount of indebtedness. As of December 31, 2019, we had indebtedness of $325.0 million, consisting of $325.0 million of our senior subordinated notes. Currently, we have no borrowings on our revolving credit facility, but do have approximately $35.8 million of undrawn letters of credit, leaving $163.7 million of additional borrowing capacity under our revolving credit facility. These figures exclude contingent obligations, including $1.3 billion of performance bonds outstanding under the Company’s agreements with the Sureties and other bonding agreements. Our debt could:

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

We and our subsidiaries also may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility and the indenture under which our senior subordinated notes are issued limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Covenants in our financing arrangements limit, and other future financing agreements may limit, our ability to operate our business.

The credit agreement governing our senior revolving credit facility, the indenture governing our senior notes and any of our other future financing agreements, may contain covenants imposing operating and financial restrictions on our business.

For example, the credit agreement governing our senior revolving credit facility requires us to satisfy a fixed charge coverage ratio under certain circumstances. If we fail to satisfy such covenant, we would be in default and the lenders (through the administrative agent or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and/or restrict our ability to make additional borrowings, as applicable. The covenants in the credit agreement governing our senior revolving credit facility and the indenture governing our senior notes, subject to specified exceptions and to varying degrees, restrict our ability to, among other things:

•	incur additional indebtedness;
•	create, incur, assume or permit to exist any liens;
•	enter into sale and leaseback transactions;
•	enter into operating leases;
•	make investments, loans and advancements;
•	merge, consolidate or reorganize with, or dispose of all or substantially all assets to, a third party;
•	sell assets;
•	make acquisitions;
•	pay dividends;
•	enter into transactions with affiliates;
•	prepay or redeem other indebtedness; and
•	issue certain types of capital stock.

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

We use credit facilities to support our working capital and acquisition needs. If we exhaust our borrowing capacity under our Amended Credit Agreement, and cash flows from operations do not increase sufficiently, our ability to fund the working capital, capital expenditure and other needs of our existing operations could be constrained and our business and results of operations could be materially adversely affected.  If we experience operational difficulties or our operating results do not improve, we may need to increase our available borrowing capacity or seek amendments to the terms of our Amended Credit Agreement. Our Amended Credit Agreement is scheduled to expire on May 3, 2024.  There can be no assurance that we will be able to refinance the Amended Credit Agreement on commercially reasonable terms or at all, or that we will be able to secure any additional capacity or amend our Amended Credit Agreement or to do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.

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

Our ability to pay dividends is restricted by the agreements governing our debt, including our Amended Credit Agreement, our bonding agreements and the indenture governing our senior unsecured notes. In addition, under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the Delaware General Corporation Law, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

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

The Company’s headquarters are located at 2122 York Road, Oak Brook, Illinois 60523, with approximately 61,994 square feet of office space that it leases with a term expiring in 2020. As of December 31, 2019 the Company owns or leases the following additional facilities:

Location	Type of Facility	Size		Leased or Owned
Staten Island, NY	Yard	4.4	Acres	Owned
Morgan City, LA	Yard	6.4	Acres	Owned
Norfolk, VA	Yard	15.3	Acres	Owned
Channelview, TX	Office	1,302	Square feet	Leased
Cape Girardeau, MO	Office	726	Square feet	Owned
Cape Girardeau, MO	Storage	7,200	Square feet	Owned
Cape Girardeau, MO	Yard	18.4	Acres	Owned
Orange Park, FL	Office	1,700	Square feet	Leased
Oakbrook Terrace, IL	Office	13,771	Square feet	Leased

Item 3.	Legal Proceedings

On July 9, 2019, the Company finalized a Consent Order with the Florida Department of Environmental Protection regarding the previously disclosed alleged impacts to a seagrass habitat in connection with a project in Charlotte County, Florida.  The Company has since completed the required mitigation planting pursuant to the Consent Order.  The Company has also committed to certain monitoring and re-planting costs that are expected to total less than $100 thousand.

For additional discussion of certain litigation involving the Company, see the disclosures under “Legal proceedings and other contingencies” included within Note 13, “Commitments and contingencies,” to the Company’s consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market.

The graph below shows the cumulative total return to stockholders of the Company’s common stock during a five year period ended December 31, 2019, the last trading day of our 2019 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2014, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*

Among Great Lakes Dredge & Dock Corporation, Peer Average and NASDAQ Composite Index

$210
$190
$170
$150
$130
$110
$90
$70
$50
$30
2014
2015
2016
2017
2018
2019
GLDD
Peer Average
NASDAQ

* $100 invested on December 31, 2013 in stock or index, including reinvestment of dividends. Fiscal year ended December 31,

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Great Lakes Dredge & Dock Corp	$100.00	$46.26	$49.07	$63.08	$77.34	$132.36
Peer Average (see below)	100.00	90.27	128.16	142.38	134.47	158.79
NASDAQ Composite Index	100.00	105.73	113.66	145.76	140.10	189.45

The peer group in the graph above is comprised of the following member companies:

Company	Ticker
Aegion Corporation, successor to Insituform Technologies, Inc.	AEGN
Ameresco	AMRC
Badger Daylighting Ltd	BADFF
Hill International	HIL
IES Holdings	IESC
Layne Christensen Company (prior to merger with Granite Construction Inc. on June 14, 2018)	LAYN
Logistec Corporation	LGT
Matrix Service Company	MTRX
Mistras Group	MG
MYR Group Inc.	MYRG
NV5 Global Inc	NVEE
Orion Marine Group, Inc.	ORN
Sterling Construction Company, Inc.	STRL
Team, Inc.	TISI
Willbros Group, Inc. (prior to merger with Primoris Services Corporation on June 4, 2018)	WG
Willdan Group, Inc.	WLDN

Given the usage of this peer group for compensation purposes and the fact that each peer is a capital intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 21, 2020, the Company had approximately 23 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions except shares in thousands and per share data)
Contract revenues	$711.5	$620.8	$592.2	$637.5	$681.3
Costs of contract revenues	557.8	509.3	549.4	552.1	569.5
Gross profit	153.8	111.5	42.7	85.3	111.7
General and administrative expenses	59.1	55.1	57.2	55.3	56.7
Proceeds from loss of use claim	(4.6)	—	—	—	—
(Gain) loss on sale of assets — net	1.1	3.7	4.8	3.1	(0.9)
Operating income (loss)	98.1	52.6	(19.3)	27.0	55.9
Interest expense — net	(27.5)	(33.6)	(26.0)	(23.5)	(23.7)
Equity in earnings (loss) of joint ventures	—	—	(1.5)	(2.4)	(6.1)
Loss on extinguishment of debt	—	—	(2.3)	—	—
Other income (expense)	0.3	(2.6)	0.0	(0.8)	(0.3)
Income (loss) from continuing operations before income taxes	70.9	16.5	(49.1)	0.4	25.8
Income tax (provision) benefit	(15.3)	(5.4)	33.8	0.2	(11.1)
Income (loss) from continuing operations	55.7	11.0	(15.4)	0.5	14.7
Loss from discontinued operations, net of income taxes	(6.3)	(17.3)	(15.9)	(8.7)	(20.9)
Net income (loss)	$49.3	$(6.3)	$(31.3)	$(8.2)	$(6.2)

Basic earnings (loss) per share attributable to income from continuing operations (1)	$0.88	$0.18	$(0.25)	$0.01	$0.24
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.10)	(0.28)	(0.26)	(0.14)	(0.35)
Basic earnings (loss) per share	$0.78	$(0.10)	$(0.51)	$(0.13)	$(0.10)
Basic weighted average shares	63,597	62,236	61,365	60,744	60,410

Diluted earnings (loss) per share attributable to income from continuing operations (1)	$0.86	$0.17	$(0.25)	$0.01	$0.24
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.10)	(0.27)	(0.26)	(0.14)	(0.34)
Diluted earnings (loss) per share	$0.76	$(0.10)	$(0.51)	$(0.13)	$(0.10)
Diluted weighted average shares	65,042	63,607	61,365	61,367	60,840

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions)
Other Data:
Adjusted EBITDA from continuing operations (2)	$135.6	$100.4	$35.2	$78.7	$100.1
Net cash flows from operating activities	192.5	137.7	21.5	38.7	29.1
Net cash flows from investing activities	(25.8)	(35.1)	(58.2)	(65.5)	(73.1)
Net cash flows from financing activities	(14.2)	(85.5)	34.2	30.8	15.9
Depreciation and amortization	37.1	50.4	56.0	54.8	50.6
Maintenance expense	62.4	44.2	50.1	54.8	51.9
Capital expenditures	48.6	53.7	63.9	84.3	82.0

(1)

Refer to Note 2, “Earnings per share,” in the Company’s consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 and above information for additional details regarding these calculations.

(2)	See definition of Adjusted EBITDA from continuing operations in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$187.0	$34.5	$15.9	$11.2	$14.2
Working capital	96.8	43.6	111.9	127.4	124.0
Total assets	897.6	730.3	832.4	893.6	898.1
Long-term debt, promissory notes and subordinated notes	322.8	322.0	428.1	390.4	345.8
Total stockholder's equity	279.4	214.9	221.3	247.9	252.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Great Lakes is the largest provider of dredging services in the United States. In addition, the Company has a long history of performing significant international projects. The Company operates in one reportable segment.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels, and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments or severe erosion and drive the need for maintenance and coastal protection dredging. Rivers & lakes dredging and related operations typically consist of lake and river dredging, flood control dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects.

During the second quarter of 2019, the Company completed the sale of our historical environmental & infrastructure business. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. Refer to Note 14, “Business dispositions,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which we bid or could have bid if not for capacity constraints or other considerations (“bid market”). We experienced an average combined bid market share in the U.S. of 42% over the prior three years, including 62%, 50%, 18% and 33% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s fleet, which includes 22 dredges, of which two are deployed internationally, 14 material transportation barges, one drillboat, and numerous other support vessels, is the largest and most diverse fleet of any U.S. dredging company. Our fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to our fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is our customer. In 2019, our revenues earned from contracts with federal government agencies were approximately 82% of total revenue, up from our prior three year average of 68%.

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

Fixed-price contracts, which comprise substantially all of the Company’s revenue, will most often represent a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct. We capitalize certain pre-contract and pre-construction costs, and defer recognition over the life of the contract. Our performance obligations are satisfied over time and revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. Contract modifications are changes in the scope or price (or both) of a contract that are approved by the parties to the contract. We recognize a contract modification when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. Contract modifications are included in the transaction price only if it is probable that the modification estimate will not result in a significant reversal of revenue. Revisions in estimated gross profit percentages are recorded in the period during which the change in circumstances is experienced or becomes known. As the duration of most of our contracts are one year or less, the cumulative net impact of these revisions in estimates, individually and in the aggregate across our projects, does not significantly affect our results across annual reporting periods. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.

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

Primary Factors that Determine Operating Profitability

The Company’s results of operations for a calendar or quarterly period are generally determined by the following three factors:

•

Bid wins and dredge employment— Great Lakes recognizes backlog upon a project being awarded.  We begin to recognize revenues when a dredging contract commences a major activity on the project. The period prior to the commencement of a major activity for dredging projects can range from 45 days to six months depending on the complexity of the project and environmental work windows.  Although our dredging fleet is subject to downtime for scheduled periodic maintenance and regulatory dry dockings, we seek to maximize our revenues by employing our dredging fleet on a full-time basis. If a dredge is idle (i.e., the dredge is not employed on a dredging project or undergoing scheduled periodic maintenance and repair), we do not earn revenue with respect to that dredge during the time period for which it is idle.

•

Project and dredge mix — The Company’s domestic dredging projects generally involve capital, maintenance, coastal protection and rivers & lakes work, while our foreign dredging projects generally involve capital work. In addition, our projects vary in duration which is generally driven by the type of work undertaken. In general, projects of longer duration result in less dredge downtime in a given period. For example, capital deepening projects generally span several years due to their complexity and environmental windows.  Moreover, our dredges have different physical performance capabilities and typically work on certain types of dredging projects. Accordingly, our dredges have different daily revenue generating capacities.

We generally expect to achieve different levels of gross profit margin (i.e., gross profit divided by revenues) for work performed on the different types of dredging projects and for work performed by different types of dredges. Our expected gross margin for a project is based upon our estimates at the time of the bid. Although we seek to bid on and win projects that will maximize our gross margin, we cannot control the type of dredging projects that are available for bid from time to time, the type of dredge that is needed to complete these projects, the competitive landscape at the time of bid or the time schedule upon which these projects are required to be completed. As a result, in some quarters the Company works on a mix of dredging projects that, in the aggregate, have relatively high expected gross margins (based on project type and dredges employed) and in other quarters, we work on a mix of dredging projects that, in the aggregate, have relatively low expected gross margins (based on project type and dredges employed).

•

Project execution—The Company seeks to execute all of our projects consistent with or at a higher production than our as-bid project estimates. In general, our ability to achieve our project estimates depends upon many factors including soil conditions, weather, variances from estimated project conditions, equipment mobilization time periods, unplanned equipment downtime or other events or circumstances beyond our control. If we experience any of these events and circumstances, the completion of a project will often be accelerated or delayed, as applicable, and, consequently, we will experience project results that are better or worse than our estimates. We do our best to estimate for events and circumstances that are not within our control; however, these situations are inherent in dredging.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are discussed in the Notes to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. The application of certain of these policies requires significant judgments or an estimation process that can affect our results of operations, financial position and cash flows, as well as the related footnote disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

The Company adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued other Accounting Standard Updates related to Accounting Standards Codification Topic 606 (collectively, “ASC 606”) on January 1, 2018 under the modified retrospective method such that the cumulative effect is recognized at the date of initial application. The adoption of ASC 606 resulted in a change in the timing of recognition of both contract revenue and costs from our prior practices. Upon the adoption of ASC 606, we recorded a cumulative net adjustment of $1,950 to the beginning retained earnings balance. Refer to Note 10, “Revenue,” for further discussion of the adoption of ASC 606.

Cost-to-cost method of revenue recognition— Prior to January 1, 2018, the Company measured completion based on engineering estimates of the physical percentage completed for dredging contracts. Under the new accounting principle, revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. Additionally, we capitalize certain pre-contract and pre-construction costs, and defer recognition over the life of the contract. We use contract fulfillment costs incurred to date and engineering estimates of costs at completion. In preparing estimates, we draw on our extensive experience in the dredging businesses. We utilize our database of historical dredging information and technical computations to ensure that our estimates are as accurate as possible, given current circumstances. We recognize a contract modification when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. Contract modifications are included in the transaction price only if it is probable that the modification estimate will not result in a significant reversal of revenue. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Cost and profit estimates are reviewed on a periodic basis to reflect changes in expected project performance.

Impairment of goodwill—Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company believes that this estimate is a critical accounting estimate because: (i) goodwill is a material asset and (ii) the impact of an impairment could be material to the consolidated balance sheet and consolidated statement of operations. We perform our annual impairment test as of July 1 each year.

The Company assesses the fair value of our reporting unit using both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses, appropriate discount rates and other variables. The estimates are based on assumptions that we believe to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates.

The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. We analyze companies that performed similar services or are considered peers. Due to the fact that there are no public companies that are direct competitors, we weigh the results of this approach less than the income approach.

The Company has one operating segment which is also our one reportable segment and reporting unit. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. We performed our annual goodwill impairment test as of July 1, 2019 with no indication of impairment as of the test date. As of the test date, the fair value of the reporting unit was substantially in excess of its carrying value. We will perform the next scheduled annual test of goodwill in the third quarter of 2020 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2019 and 2018, our goodwill was $76.6 million.

Results of Operations—Fiscal Years Ended December 31, 2019, 2018 and 2017

The following table sets forth the components of net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the years ended December 31 2019, 2018 and 2017. The selected financial data presented below have been derived from the Company’s consolidated financial statements; items may not sum due to rounding.

	2019	2018	2017
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(78.4)	(82.0)	(92.8)
Gross profit	21.6	18.0	7.2
General and administrative expenses	(8.3)	(8.9)	(9.7)
Proceeds from loss of use claim	0.6	—	—
Loss on sale of assets—net	(0.2)	(0.6)	(0.8)
Operating income (loss)	13.7	8.5	(3.3)
Interest expense—net	(3.9)	(5.4)	(4.8)
Equity in loss of joint ventures	—	—	(0.3)
Other expense	—	(0.4)	—
Income (loss) from continuing operations before income taxes	9.8	2.7	(8.4)
Income tax (provision) benefit	(2.1)	(0.9)	5.7
Income (loss) from continuing operations	7.7	1.8	(2.7)
Loss from discontinued operations, net of income taxes	(0.9)	(2.8)	(2.7)
Net income (loss)	6.8	(1.0)	(5.4)

Adjusted EBITDA from continuing operations	19.1%	16.2%	5.9%

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations, as provided herein, represents net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate our operating trends. We believe that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that our primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate our period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, we use a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under our incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain our business. For these reasons, we use operating income to measure our operating performance and use Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$49,339	$(6,293)	$(31,260)
Loss from discontinued operations, net of income taxes	(6,329)	(17,309)	(15,892)
Income (loss) from continuing operations	55,668	11,016	(15,368)
Adjusted for:
Interest expense—net	27,524	33,578	28,362
Income tax provision (benefit)	15,253	5,437	(33,761)
Depreciation and amortization	37,145	50,389	55,962
Adjusted EBITDA from continuing operations	$135,590	$100,420	$35,195

Components of Contract Revenues

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, (in thousands):

Revenues	2019	2018	2017

Capital—U.S.	$299,706	$333,037	$185,113
Capital—foreign	48,619	14,088	42,306
Coastal protection	182,369	175,923	191,070
Maintenance	104,753	53,427	134,923
Rivers & lakes	76,071	44,320	38,747
Total revenues	$711,518	$620,795	$592,159

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Total revenue was $711.5 million in 2019, an increase of $90.7 million, or 14.6%, from 2018 total revenue of $620.8 million. The increase was largely attributable to increases in revenue from all types of work except domestic capital revenue, in 2019 when compared to the prior year. The Company categorizes revenue by service type to understand the market in which we operate and to assess how we are performing on bidding work or projects and are generating revenue from backlog.

Domestic capital dredging revenues decreased $33.3 million, or 10.0%, to $299.7 million in 2019 when compared to 2018 revenues of $333.0 million. The decrease in domestic capital dredging revenues was primarily related to a greater amount of revenue earned during the prior year on coastal restoration projects, deepening projects in Charleston and other capital dredging projects in Georgia and Pennsylvania. This decrease was partially offset by a greater amount of revenue earned from deepening projects in Corpus Christi, Tampa and Jacksonville as well as a greater amount of revenue earned on a deepening project on the Delaware River during the current year as compared to the prior year. We earned 61% of backlog relating to our capital dredging operations that had been carried forward from December 31, 2018.

Revenues from foreign dredging operations in 2019 totaled $48.6 million, an increase of $34.5 million, or 244.7%, from 2018 revenues of $14.1 million. The increase in foreign dredging revenue was driven by revenue earned on a project in Bahrain that commenced during the first quarter of 2019. During the first quarter of 2018, the Company substantially completed the closeout of our Brazil operations. We earned 65% of backlog relating to our foreign dredging operations that had been carried forward from December 31, 2018.

Coastal protection revenues were $182.4 million in 2019, an increase of $6.5 million, or 3.7%, from $175.9 million in 2018. For the year ended December 31, 2019, the increase in coastal protection revenue was mostly attributable to a greater amount of revenue earned on projects in South Carolina, New York and Virginia in the current year as compared to the prior year. This increase was partially offset by revenue earned on a project in Delaware during the prior year that did not repeat during the current year. Additionally, revenue for the year ended December 31, 2018 included a project in Florida that did not repeat during the current year period as well as a greater amount of revenue earned on a project in South Carolina. We earned 100% of backlog relating to coastal protection operations that had been carried forward from December 31, 2018.

Revenues from maintenance dredging projects in 2019 were $104.8 million, an increase of $51.4 million, or 96.3%, from $53.4 million in 2018. The change in maintenance revenue during the current year was mostly attributable to revenue earned on projects in Georgia, Florida, North Carolina and Texas. This increase was partially offset by revenue earned on a project in Virginia that did not repeat during the current year. We earned 100% of backlog relating to maintenance dredging projects that had been carried forward from December 31, 2018.

Rivers & lakes revenues were $76.1 million for 2019, an increase of $31.8 million, or 71.8%, from $44.3 million in 2018. The increase in rivers & lakes revenue during the current year was mostly attributable to revenue earned on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as revenue earned on projects in Louisiana and Iowa during the current year period. This increase was slightly offset by a greater amount of revenue earned on a lake project in Illinois and a project in New Jersey in the prior year. We earned 97% of backlog relating to rivers & lakes operations that had been carried forward from December 31, 2018.

Gross profit for the year ended December 31, 2019 increased by $42.3 million, or 38.0%, to $153.8 million from $111.5 million for the year ended December 31, 2018. Gross profit margin (gross profit divided by revenue) for the full year 2019 was 21.6%, higher than prior year gross profit margin of 18.0%. The higher gross profit for 2019 was driven by strong performance on domestic capital, maintenance, coastal protection and rivers & lakes projects when compared to the prior year. This increase was partially offset by lower margins on foreign projects driven by a large project being in a loss position. Gross profit for 2018 includes $9.1 million of cost of contract revenues from restructuring charges related to asset retirements and the closeout of the Company’s Brazil operations. The majority of these amounts are related to asset retirement charges of $6.8 million.

General and administrative expenses totaled $59.1 million for the year ended December 31, 2019, up from $55.1 million for the year ended December 31, 2018. The increase in general and administrative expense for the full year 2019 as compared to 2018 was attributable to an increase in payroll and benefits of $4.3 million mostly related to an increase in incentive pay in the current year. Additionally, technical and consulting fees increased by $0.5 million when compared to the prior year. These increases were partially offset by a decrease in telephone and communication expenses of $0.4 million when comparing the current year to the prior year. General and administrative expense includes $0.2 million of charges associated with restructuring for the year ended December 31, 2018 related to severance expense.

Operating income was $98.1 million and $52.6 million for the years ended December 31, 2019 and 2018, respectively. The increase in operating income during the year ended December 31, 2019 was driven by an increase in earned gross profit when compared to the prior year, as noted above, and also, the addition of proceeds from a loss of use claim in the current period. This change in operating income was partially offset by an increase in general and administrative expenses, noted above. Further, the Company recorded $3.7 million to loss on sale of assets, mostly related to asset restructuring charges, during the year ended December 31, 2018 compared to $1.1 million in the current year, which also contributed to the increase in operating income.

The Company’s net interest expense for 2019 totaled $27.5 million compared to $33.6 million in 2018. The decrease in interest expense was primarily attributable to a decrease of $3.6 million in interest expense associated with our senior secured revolving credit facility in addition to higher interest income during the current year when compared to the prior year. The current year includes $1.9 million in interest income.

Income tax provision in 2019 was $15.3 million, compared to an income tax provision of $5.4 million in 2018. The change in income tax provision is related to higher pretax income during the current year, as described above.

For the year ended December 31, 2019, net income from continuing operations was $55.7 million compared to net income of $11.0 million for the year ended December 31, 2018. The increase in net income from continuing operations for the year ended December 31, 2019 was driven by the increase in operating income and decrease in interest expense during 2019, as described above. Further, the prior year was negatively impacted by a $2.3 million charge to other income (expense) for the reversal of a cumulative translation adjustment related to the liquidation of the investment of our Brazil and Australia operations during the current year. These items were partially offset by an increase in the income tax provision during the current year period, as noted above.

Adjusted EBITDA from continuing operations (as defined and reconciled on page 35) was $135.6 million and $100.4 million for the years ended December 31, 2019 and 2018, respectively. The increase in Adjusted EBITDA from continuing operations of $35.2 million, up 35.1% from 2018 was attributable to higher gross profit, excluding depreciation, and a positive change related to the $2.3 million charge to other income (expense), as described above, when compared to the prior year. These positive factors were partially offset by higher general & administrative expenses incurred during the current year, as described above.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For a discussion comparing our consolidated operating results from the year ended December 31, 2018 with the year ended December 31, 2017, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Year Ended December 31, 2018 Compared to Year Ended December 31, 2017” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Commission on February 26, 2019.

Bidding Activity and Backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated (in thousands):

	December 31,	December 31,	December 31,
Backlog	2019	2018	2017

Capital - U.S.	$347,377	$447,139	$383,577
Capital - foreign	30,571	73,112	8,575
Coastal protection	141,039	81,068	76,460
Maintenance	60,891	56,189	23,662
Rivers & lakes	9,528	49,583	19,046
Total Backlog	$589,406	$707,091	$511,320

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 83% of our 2019 backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

Approximately 96% of the Company’s backlog at December 31, 2019 is expected to be completed and converted to revenue in 2020.

The 2019 domestic dredging bid market totaled $1,786 million, a 1.4% decrease from the 2018 domestic dredging bid market of $1,811 million. Total domestic dredging bid market for the current year period included awards for a deepening project in Georgia, a coastal protection project in New York, two coastal protection projects in Virginia, a maintenance project in Texas and maintenance projects on the Mississippi River. The bid market for the current year decreased compared to the prior year due to a greater number of larger capital projects let to bid in the prior year, which included the Boston Harbor deepening project and certain rivers & lakes projects. This was partially offset by higher maintenance and coastal protection projects awarded in the current year. The Company won 26% of the overall 2019 domestic bid market, down from a 45% win rate of the overall 2018 domestic bid market. The award of the flood mitigation project in Texas and deepening projects in Tampa, Jacksonville and Corpus Christi, as well as option on the Charleston entrance channel deepening drove our bid market win rate during the prior year. Variability in contract wins from period to period is not unusual. We believe trends in our win rate over the prior three year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2019 contracted backlog was $589.4 million. This represents a decrease of $117.7 million, or 16.6%, over our December 31, 2018 backlog of $707.1 million. These amounts do not reflect approximately $201.3 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog. At December 31, 2018, the amount of domestic low bids pending award was $115.6 million. Backlog at December 31, 2019 includes deepening projects in Charleston, Jacksonville and Corpus Christi totaling approximately $277 million.

The Company won 20%, or $65.4 million, of the domestic capital dredging projects awarded in 2019, compared to 62%, or $476.4 million, in the prior year. During 2019, we were awarded an additional phase of a coastal restoration project in Mississippi and a capital dredging project in Rhode Island. Domestic capital dredging work made up $347.4 million, or 59%, of our December 31, 2019 contracted backlog. During 2019, we continued to earn revenue on deepening projects in Charleston, Tampa, Jacksonville and the Delaware River, which were in backlog at December 31, 2018. We expect substantially all of our domestic capital backlog at December 31, 2019 to be performed in 2020. The projects coming into the pipeline include additional phases of work in Corpus Christi, new projects in the Ports of Norfolk, Virginia and Freeport, Texas and large coastal restoration projects in Mississippi and Louisiana. Further, several liquefied natural gas petro chemical and crude oil projects are creating the need for port development in support of energy exports. We expect several of these private client projects to be bid in 2020. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance.

Foreign capital dredging backlog decreased to $30.6 million at December 31, 2019 from $73.1 million at the end of 2018. During 2019, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2018. We expect substantially all of our foreign capital backlog at December 31, 2019 to be performed in 2020. During 2018, we relocated two of our dredges to our domestic fleet from their previous positions in the international market to meet increased demand in the U.S. market.

The Company won 47%, or $247.4 million, of the coastal protection projects awarded in 2019, compared to 62%, or $170.6 million, in the prior year. During 2019, we were awarded $48 million on coastal protection projects in North Carolina, two coastal protection projects, worth $23 million and $20 million, respectively, in Virginia and a $41 million coastal protection project in New Jersey. We have contracted backlog related to coastal protection of $141.0 million at December 31, 2019 compared to $81.1 million at the end of 2018. During the year ended December 31, 2019, the Company continued to earn revenue on coastal protection projects in New York, North Carolina and South Carolina which were in backlog at December 31, 2018. We expect substantially all of our coastal protection backlog at December 31, 2019 to be performed in 2020. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. With continued funding available for projects in the Northeast from the Superstorm Sandy supplemental appropriations, we expect to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Senate Committee on Appropriations passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

The Company won 16%, or $142.6 million, of the maintenance dredging projects awarded in 2019 compared to 13%, or $82.5 million, in 2018. During 2019 we were awarded maintenance projects in Texas, South Carolina and on the Mississippi River. During the year ended December 31, 2019, we continued to work on projects in Georgia, North Carolina and Florida which were in backlog at December 31, 2018. Our contracted maintenance dredging backlog at December 31, 2019 of $60.9 million is $4.7 million higher than the backlog of $56.2 million at December 31, 2018. We expect substantially all of our maintenance dredging backlog at December 31, 2019 to be performed in 2020. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the Water Resources Reform and Development Act of 2014. During the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. Similar to past versions of the bill, WRDA 2018 language calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WRDA 2018 ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Through the increased appropriation of HMTF monies, we anticipate an increase in harbor projects to be let for bid throughout 2020 and beyond. Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 94% utilization of the HMTF in FY 2018 and 91% proposed in the FY 2019 budget which was above our commitment.

The Company won 48%, or $11.5 million, of the rivers & lakes projects in the markets where the group operates during the current year, compared to 53%, or $82.2 million, in 2017. During the current year, we were awarded new work in Texas and Nebraska. For the year ended December 31, 2019, we continued to earn revenue on a large project in Texas and a project in Louisiana which were in backlog at December 31, 2018. We have contracted dredging backlog related to rivers & lakes of $9.5 million at December 31, 2019, which is $40.1 million lower than the backlog of $49.6 million at December 31, 2018. We expect substantially all of our rivers & lakes backlog at December 31, 2019 to be performed in 2020.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities, borrowings under our revolving credit facility and proceeds from issuances of long-term debt. See Note 6, “Long-term debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. Our principal uses of cash are to meet debt service requirements, finance capital expenditures, and provide working capital and other general corporate purposes.

The Company’s net cash provided by operating activities of continuing operations for the years ended December 31, 2019, 2018 and 2017 totaled $201.8 million, $141.7 million and $34.0 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities of continuing operations during 2019 compared to the prior year was driven by an increase in net income, billings and collections on large projects during the current period and a greater investment in working capital during the prior year. Cash provided by operating activities for the year ended December 31, 2018 was up compared to 2017 due to higher net income during 2018. Additionally, the increase in 2018 was driven by a lower investment in working capital during the year ended December 31, 2017.

The Company’s net cash flows used in investing activities of continuing operations for the years ended December 31, 2019, 2018 and 2017 totaled $43.8 million, $35.5 million and $57.4 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of our dredging fleet. Capital expenditures in the current year included the final payment of $10.0 million for the new clamshell dredge. In 2019, we received $5.6 million in proceeds from dispositions of property and equipment. During 2018, we received $4.5 million in cash proceeds from a sale-leaseback of a dredge as well as $9.4 million in proceeds from the sale of underperforming and underutilized assets identified through our strategic review. Further, we bought out two leases for $14.3 million as part of the restructuring initiative of disposing underperforming assets during the year ended December 31, 2018. The Company spent $43.3 million for the year ended December 31, 2017, on the Ellis Island, which was placed in service during the fourth quarter of 2017. Additionally in 2017, we received $8.6 million in proceeds from dispositions of property and equipment, mostly related to the refinancing of two dredges.

The Company’s net cash flows provided by (used in) financing activities of continuing operations for the years ended December 31, 2019, 2018 and 2017 totaled $(14.1) million, $(83.9) million and $34.5 million, respectively. The change in cash provided by (used in) financing activities primarily relates to our net repayments on our revolving credit facility of $11.5 million, $83.5 million and $9.1 million during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, we paid $2.3 million in financing fees on the Amended Credit Agreement for the senior secured credit facility during 2019. In 2017, we issued $325 million of 8% Senior Notes and used a portion of the net proceeds to redeem our $275 million of 7 3/8% Senior Notes and repay a portion of our revolver. We also paid $5.0 million in financing fees on the issuance of the 8% Senior Notes (as defined below) during 2017.

Commitments, contingencies and liquidity matters

Refer to Note 6, “Long-term debt,” in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s Amended Credit Agreement. Additionally, refer to Note 13, “Commitments and contingencies,” in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

Senior notes

In May 2017, the Company issued $325 million in aggregate principal amount of our 8% Senior Notes due May 15, 2022 (“8% Senior Notes”). Approximately $283 million of the net proceeds from the issuance of the 8% Senior Notes were used to prepay all of our 7.375% senior notes due February 2019, including a tender premium and accrued and unpaid interest. Interest on the 8% Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The 8% Senior Notes are senior unsecured obligations of the Company and will be guaranteed on a senior unsecured basis by the guarantors and any other subsidiary guarantors that from time to time become parties to the indenture. The terms of the indenture will, among other things, limit the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on their assets; (iv) transfer and sell assets; (v) enter into certain business combinations with third parties or into certain other transactions with affiliates; (vi) create restrictions on dividends or other payments by our restricted subsidiaries; and (vii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture.

Other

The future declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition and legal requirements, including restrictions and limitations contained in the Amended Credit Agreement, surety bonding agreement and the indenture relating to our senior notes. Accordingly, we cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

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

The Company believes our cash and cash equivalents, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to fund our operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, our ability to fund our working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants required under the Amended Credit Agreement, depends on our future operating performance and cash flows, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2019. Additional information related to these obligations can be found in Note 6, “Long-term debt,” and Note 13, “Commitments and contingencies,” to our consolidated financial statements.

	Obligations coming due in year(s) ending:
			2021-	2024-	2027 and
	Total	2020	2023	2026	beyond
Senior notes (1)	387.8	26.0	361.8	—	—
Operating lease commitments	82.4	25.6	46.9	9.9	—
Total	$470.2	$51.6	$408.7	$9.9	$—

(1)	Includes cash interest payments calculated at stated fixed rate of 8.000%.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $35.8 million at December 31, 2019. We have granted liens on a substantial portion of the owned operating equipment as security for borrowings under the Amended Credit Agreement and other indebtedness.

At December 31, 2019, the Company had outstanding performance bonds with a notional amount of $1,278.9 million of which $17.4 million relates to projects from our historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects in continuing operations totaled $553.7 million.

Certain foreign projects performed by the Company have warranty periods, typically spanning no more than one to three years beyond project completion, whereby we retain responsibility to maintain the project site to certain specifications during the warranty period. Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications.

The Company considers it unlikely that it would have to perform under any of the aforementioned contingent obligations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2019, the Company had long-term senior notes outstanding with a recorded face value of $325.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 8.000%, was $343.7 million at December 31, 2019 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2019 the fair value of this fixed rate debt would have increased to $348.8 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 9% of our costs of contract revenues. We use fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. We do not purchase fuel hedges for trading purposes. Based on our 2020 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2019. At December 31, 2019 we had outstanding arrangements to hedge the price of a portion of our fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements through December 2020. As of December 31, 2019, there were 10.5 million gallons remaining on these contracts. Under these agreements, we will pay fixed prices ranging from $1.79 to $2.05 per gallon. At December 31, 2019, the fair value asset on these contracts was estimated to be $0.8 million, based on quoted market prices and is recorded in other current assets. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2019.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 26, 2020, are set forth on pages 51 to 76 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2019 and 2018. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2019
Contract revenues	$192.6	$184.8	$169.8	$164.3
Costs of contract revenues	(142.8)	(147.3)	(137.9)	(129.7)
Gross profit	49.9	37.5	31.8	34.6
General and administrative expenses	(14.8)	(14.6)	(13.5)	(16.2)
Proceeds from loss of use claim	—	—	—	4.6
Gain (loss) on sale of assets — net	(0.3)	(0.1)	0.0	(0.8)
Operating income	34.8	22.8	18.4	22.2
Interest expense — net	(7.6)	(7.2)	(6.3)	(6.5)
Other income (expense)	0.2	0.1	(0.0)	0.0
Income before income taxes	27.4	15.7	12.0	15.8
Income tax provision	(6.8)	(4.2)	(3.2)	(1.0)
Income from continuing operations	20.5	11.5	8.8	14.8
Income (loss) from discontinued operations, net of income taxes	(3.4)	(3.3)	(0.9)	1.2
Net income	$17.2	$8.2	$8.0	$16.0

Basic earnings per share attributable to income from continuing operations	$0.33	$0.18	$0.14	$0.23
Basic income (loss) per share attributable to income (loss) from discontinued operations, net of tax	(0.05)	(0.05)	(0.02)	0.02
Basic earnings per share	$0.28	$0.13	$0.12	$0.25
Basic weighted average shares	62.9	63.6	63.9	64.0

Diluted earnings per share attributable to income from continuing operations	$0.32	$0.18	$0.14	$0.23
Diluted income (loss) per share attributable to income (loss) from discontinued operations, net of tax	(0.05)	(0.05)	(0.02)	0.02
Diluted earnings per share	$0.27	$0.13	$0.12	$0.25
Diluted weighted average shares	64.6	65.0	65.1	65.3

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2018
Contract revenues	$133.6	$135.3	$178.7	$173.2
Costs of contract revenues	(119.5)	(113.1)	(139.1)	(137.6)
Gross profit	14.1	22.1	39.6	35.6
General and administrative expenses	(13.1)	(12.2)	(14.3)	(15.4)
Gain (loss) on sale of assets — net	0.2	1.1	(1.5)	(3.5)
Operating income	1.2	11.0	23.7	16.7
Interest expense — net	(8.7)	(9.0)	(8.1)	(7.9)
Other income (expense)	(2.1)	0.0	0.1	(0.6)
Income (loss) before income taxes	(9.5)	2.0	15.7	8.2
Income tax (provision) benefit	2.5	(0.8)	(3.9)	(3.2)
Income (loss) from continuing operations	(7.0)	1.2	11.9	5.0
Loss from discontinued operations, net of income taxes	(2.3)	(2.2)	(0.2)	(12.7)
Net income (loss)	$(9.3)	$(1.0)	$11.7	$(7.7)

Basic earnings (loss) per share attributable to income (loss) from continuing operations	$(0.11)	$0.02	$0.19	$0.08
Basic loss per share attributable to loss from discontinued operations, net of tax	(0.04)	(0.04)	(0.00)	(0.20)
Basic earnings (loss) per share	$(0.15)	$(0.02)	$0.19	$(0.12)
Basic weighted average shares	61.8	62.3	62.4	62.5

Diluted earnings (loss) per share attributable to income (loss) from continuing operations	$(0.11)	$0.02	$0.19	$0.08
Diluted loss per share attributable to loss from discontinued operations, net of tax	$(0.04)	$(0.04)	$(0.01)	$(0.20)
Diluted earnings (loss) per share	$(0.15)	$(0.02)	$0.18	$(0.12)
Diluted weighted average shares	61.8	62.7	63.3	63.8

Note: Items may not sum due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2019.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2019. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the Company’s change in method of accounting for leases in the year ended December 31, 2019, due to the adoption of Accounting Standard Update No. 2016-02.

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

February 26, 2020

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. “Business—Information about our Executive Officers” in this Annual Report on Form 10-K.

Code of Ethics

The Company has adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company’s code of ethics can be found on our website at www.gldd.com. We will post on our website any amendments to or waivers of the code of business conduct and ethics for executive officers or directors, in accordance with applicable laws and regulations.

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Corporate Governance,” “Security Ownership of Certain Beneficial Owners and Management” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables,” “Compensation Discussion and Analysis,” “Corporate Governance” and “CEO Pay Ratio” in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Corporate Governance” and “Potential Payments Upon Termination or Change of Control” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are set forth on pages 51 to 76 of this Report and are incorporated by reference in Item 8 of this Report.

2. Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 77, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein.

Item 16.	Form 10-K Summary

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in year ended December 31, 2019 due to the adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842) and the Company changed its method of accounting for revenue from contracts with customers in the year ended December 31, 2018 due to the adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 26, 2020

We have served as the Company's auditor since 1991.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(in thousands, except per share amounts)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$186,995	$34,458
Accounts receivable—net	19,785	64,779
Contract revenues in excess of billings	22,560	17,953
Inventories	30,189	28,112
Prepaid expenses	1,525	4,710
Other current assets	39,658	31,907
Assets held for sale	—	24,779
Total current assets	300,712	206,698

PROPERTY AND EQUIPMENT—Net	374,596	369,863
OPERATING LEASE ASSETS	72,612	—
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	61,126	61,264
ASSETS HELD FOR SALE— Noncurrent	3,970	5,110
OTHER	7,960	10,760
TOTAL	$897,552	$730,271

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,091	$71,537
Accrued expenses	51,225	48,351
Operating lease liabilities	21,351	—
Billings in excess of contract revenues	55,266	17,793
Revolving credit facility	—	11,500
Liabilities held for sale	—	13,940
Total current liabilities	203,933	163,121

LONG-TERM DEBT	322,843	321,950
OPERATING LEASE LIABILITIES—Noncurrent	51,131	—
DEFERRED INCOME TAXES	35,740	22,846
LIABILITIES HELD FOR SALE— Noncurrent	—	146
OTHER	4,506	7,280
Total liabilities	618,153	515,343

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 64,283 and 62,830 shares issued; 64,283 and 62,552 outstanding at December 31, 2019 and December 31, 2018, respectively.	6	6
Treasury stock, at cost	—	(1,433)
Additional paid-in capital	302,189	295,135
Accumulated deficit	(23,091)	(74,971)
Accumulated other comprehensive income (loss)	295	(3,809)
Total equity	279,399	214,928
TOTAL	$897,552	$730,271

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands, except per share amounts)

	2019	2018	2017

CONTRACT REVENUES	$711,518	$620,795	$592,159
COSTS OF CONTRACT REVENUES	557,761	509,335	549,429
GROSS PROFIT	153,757	111,460	42,730

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	59,110	55,108	57,235
PROCEEDS FROM LOSS OF USE CLAIM	(4,619)	—	—
LOSS ON SALE OF ASSETS—Net	1,138	3,731	4,789
Total operating income (loss)	98,128	52,621	(19,294)

OTHER EXPENSE:
Interest expense—net	(27,524)	(33,578)	(28,362)
Equity in loss of joint ventures	—	—	(1,484)
Other income (expense)	317	(2,590)	11
Total other expense	(27,207)	(36,168)	(29,835)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	70,921	16,453	(49,129)
INCOME TAX (PROVISION) BENEFIT	(15,253)	(5,437)	33,761

INCOME (LOSS) FROM CONTINUING OPERATIONS	55,668	11,016	(15,368)
Loss from discontinued operations, net of income taxes	(6,329)	(17,309)	(15,892)

NET INCOME (LOSS)	$49,339	$(6,293)	$(31,260)

Basic earnings (loss) per share attributable to income (loss) from continuing operations	$0.88	$0.18	$(0.25)
Basic loss per share attributable to loss on discontinued operations, net of income taxes	(0.10)	(0.28)	(0.26)
Basic earnings (loss) per share	$0.78	$(0.10)	$(0.51)
Basic weighted average shares	63,597	62,236	61,365

Diluted earnings (loss) per share attributable to income (loss) from continuing operations	$0.86	$0.17	$(0.25)
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	(0.10)	(0.27)	(0.26)
Diluted earnings (loss) per share	$0.76	$(0.10)	$(0.51)
Diluted weighted average shares	65,042	63,607	61,365

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

	2019	2018	2017
Net income (loss)	$49,339	$(6,293)	$(31,260)
Currency translation adjustment—net of tax (1)	—	1,513	(41)
Net unrealized (gain) loss on derivatives—net of tax (2)	4,104	(5,325)	1,189
Other comprehensive income (loss)—net of tax	4,104	(3,812)	1,148
Comprehensive income (loss)	$53,443	$(10,105)	$(30,112)

(1)	Net of income tax (provision) benefit of $(1,017) and $44 for the years ended December 31, 2018 and 2017, respectively.
(2)	Net of income tax (provision) benefit of $(421), $775 and $1,048 for the years ended December 31, 2019, 2018 and 2017, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders

							Accumulated
	Shares of		Shares of		Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total
BALANCE—January 1, 2017	61,240	$6	(278)	$(1,433)	$286,303	$(35,841)	$(1,145)	$247,890

Share-based compensation	248	—	—	—	2,963	—	—	2,963
Vesting of restricted stock units, including impact of shares withheld for taxes	147	—	—	—	(328)	—	—	(328)
Exercise of stock options and purchases from employee stock plans	262	—	—	—	883	—	—	883
Net loss	—	—	—	—	—	(31,260)	—	(31,260)
Other comprehensive income—net of tax	—	—	—	—	—	—	1,148	1,148
BALANCE—December 31, 2017	61,897	$6	(278)	$(1,433)	$289,821	$(67,101)	$3	$221,296

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	(1,577)	—	(1,577)
Share-based compensation	132	—	—	—	5,425	—	—	5,425
Vesting of restricted stock units, including impact of shares withheld for taxes	520	—	—	—	(1,205)	—	—	(1,205)
Exercise of stock options and purchases from employee stock purchase plan	281	—	—	—	1,094	—	—	1,094
Net loss	—	—	—	—	—	(6,293)	—	(6,293)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(3,812)	(3,812)
BALANCE—December 31, 2018	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	2,802	—	2,802
Share-based compensation	73	—	—	—	8,395	—	—	8,395
Vesting of restricted stock units, including impact of shares withheld for taxes	873	—	—	—	(5,008)	—	—	(5,008)
Exercise of stock options and purchases from employee stock purchase plan	785	—	—	—	4,839	—	—	4,839
Cancellation of treasury stock	(278)	—	278	1,433	(1,172)	(261)	—	—
Net income	—	—	—	—	—	49,339	—	49,339
Other comprehensive income—net of tax	—	—	—	—	—	—	4,104	4,104
BALANCE—December 31, 2019	64,283	$6	—	$—	$302,189	$(23,091)	$295	$279,399

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

	2019	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$49,339	$(6,293)	$(31,260)
Loss from discontinued operations, net of income taxes	(6,329)	(17,309)	(15,892)
Income (loss) from continuing operations	55,668	11,016	(15,368)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	37,145	50,389	55,962
Equity in loss of joint ventures	—	—	1,484
Loss on extinguishment of 7 3/8% senior subordinated notes	—	—	2,330
Cash distributions from joint ventures	—	—	340
Deferred income taxes	15,134	5,760	(32,836)
Loss on dispositions of property and equipment	1,138	3,731	4,789
Other non-cash restructuring items	—	2,337	15,678
Amortization of deferred financing fees	2,746	3,504	3,280
Unrealized foreign currency gain	—	(231)	(206)
Unrealized net loss from mark-to-market valuations of derivatives	—	—	1,747
Share-based compensation expense	6,908	4,643	2,917
Changes in assets and liabilities:
Accounts receivable	44,994	(8,364)	5,354
Contract revenues in excess of billings	(4,607)	54,881	10,939
Inventories	(1,939)	(921)	(2,163)
Prepaid expenses and other current assets	(8,539)	11,976	(1,868)
Accounts payable and accrued expenses	12,546	(1,480)	(16,179)
Billings in excess of contract revenues	37,473	7,524	(567)
Other noncurrent assets and liabilities	3,120	(3,093)	(1,658)
Net cash flows provided by operating activities of continuing operations	201,787	141,672	33,975
Net cash flows used in operating activities of discontinued operations	(9,238)	(4,019)	(12,457)
Cash provided by operating activities	192,549	137,653	21,518

INVESTING ACTIVITIES:
Purchases of property and equipment	(49,412)	(49,422)	(65,996)
Proceeds from dispositions of property and equipment	5,592	13,880	8,586
Net cash flows used in investing activities of continuing operations	(43,820)	(35,542)	(57,410)
Net cash flows (used in) provided by investing activities of discontinued operations	18,056	425	(742)
Cash used in investing activities	(25,764)	(35,117)	(58,152)

	2019	2018	2017
FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	325,000
Repayments of debt	—	(298)	(276,148)
7 3/8% senior notes tender premium	—	—	(744)
Deferred financing fees	(2,388)	—	(5,022)
Taxes paid on settlement of vested share awards	(5,008)	(1,205)	(328)
Exercise of stock options and purchases from employee stock plans	4,839	1,094	883
Borrowings under revolving loans	—	29,000	124,925
Repayments of revolving loans	(11,500)	(112,500)	(134,036)
Net cash flows (used in) provided by financing activities of continuing operations	(14,057)	(83,909)	34,530
Net cash flows used in financing activities of discontinued operations	(191)	(1,547)	(361)
Cash (used in) provided by financing activities	(14,248)	(85,456)	34,169
Effect of foreign currency exchange rates on cash and cash equivalents	—	26	115
Net increase (decrease) in cash, cash equivalents and restricted cash	152,537	17,106	(2,350)
Cash, cash equivalents and restricted cash at beginning of period	34,458	17,352	19,702
Cash, cash equivalents and restricted cash at end of period	$186,995	$34,458	$17,352

Cash and cash equivalents	$186,995	$34,458	$15,852
Restricted cash included in other long-term assets	—	—	1,500
Cash, cash equivalents and restricted cash at end of period	$186,995	$34,458	$17,352

Supplemental Cash Flow Information
Cash paid for interest	$24,942	$30,855	$34,789
Cash paid for income taxes	$366	$290	$365

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$6,473	$7,303	$4,255
Repayments of debt with proceeds from sale-leaseback transactions	$—	$13,034	$—

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2019 AND 2018 AND FOR THE

YEARS ENDED December 31, 2019, 2018 AND 2017

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

Revenue and Cost Recognition on Contracts— Prior to January 1, 2018, the Company measured completion based on engineering estimates of the physical percentage completed for dredging contracts. Under the new accounting principle, revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. Additionally, the Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. Fixed-price contracts, which comprise substantially all of the Company’s revenue, will most often represent a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s performance obligations are satisfied over time and revenue is recognized using the cost-to-cost method, described above. Contract modifications are changes in the scope or price (or both) of a contract that are approved by the parties to the contract. The Company recognizes a contract modification when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. Contract modifications are included in the transaction price only if it is probable that the modification estimate will not result in a significant reversal of revenue. Revisions in estimated gross profit percentages are recorded in the period during which the change in circumstances is experienced or becomes known. As the duration of most of the Company’s contracts is one year or less, the cumulative net impact of these revisions in estimates, individually and in the aggregate across projects, does not significantly affect results across annual reporting periods. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.

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

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit of which the Company tests goodwill for impairment. The historical environmental & infrastructure segment, which the Company sold during the second quarter of 2019, has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. The Company performed its most recent annual test of impairment as of July 1, 2019 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2020 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. No triggering events were identified in 2019 or 2018. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

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

Income Taxes—The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Recorded deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities, given the effect of currently enacted tax laws. In 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act. Refer to Note 8, Income Taxes.

Hedging Instruments—At times, the Company designates certain derivative contracts as a cash flow hedge as defined by GAAP. Accordingly, the Company formally documents, at the inception of each hedge, all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to highly-probable forecasted transactions.

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

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries where the operations are primarily denominated in the foreign currency are translated into U.S. dollars for reporting. Balance sheet accounts are translated at the current foreign exchange rate at the end of each period and income statement accounts are translated at the average foreign exchange rate for each period. Gains and losses on foreign currency translations are reflected as a currency translation adjustment, net of tax, in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other income (expense). During 2018, the Company substantially completed the liquidation of the investment in its Brazil and Australia operations. Refer to Note 7, Fair Value Measurements, for further discussion of the closeout.

Recent Accounting Pronouncements—In January 2017, the Financial Accounting Standards Board (“FASB” issued Accounting Standard Update No. 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not anticipate that the adoption of ASU 2017-04 will have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) and subsequently issued other Accounting Standard Updates related to the Accounting Standards Codification Topic 842 (collectively, “ASC 842”). The FASB issued ASC 842 to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company adopted ASC 842 as of January 1, 2019 using the package of practical expedients that allow entities to retain the classification of lease contracts existing as of the date of adoption. Further, the Company adopted ASC 842 using the transition method under which entities initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this method, the comparative periods presented in the financial statements prior to the adoption date would not be adjusted to apply ASC 842. Additionally, the Company elected to combine lease and non-lease components, such as common area maintenance costs, in calculating the operating lease assets and operating lease liabilities for all asset groups except for the Company’s dredges. Upon the adoption of the new lease guidance, the Company recorded a cumulative net adjustment of $2,802 to the beginning retained earnings balance.  Refer to Note 4, Leases, for further discussion of the adoption of ASC 842.

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

The computations for basic and diluted earnings (loss) per share for the years ended December 31, 2019, 2018 and 2017 are as follows:

(shares in thousands)
	2019	2018	2017
Income (loss) from continuing operations	$55,668	$11,016	$(15,368)
Loss on discontinued operations, net of income taxes	(6,329)	(17,309)	(15,892)
Net income (loss)	$49,339	$(6,293)	$(31,260)

Weighted-average common shares outstanding — basic	63,597	62,236	61,365
Effect of stock options and restricted stock units	1,445	1,371	—

Weighted-average common shares outstanding — diluted	65,042	63,607	61,365

Earnings (loss) per share from continuing operations — basic	$0.88	$0.18	$(0.25)
Earnings (loss) per share from continuing operations — diluted	$0.86	$0.17	$(0.25)

For the year ended December 31, 2017 the dilutive effect of 716 stock options (“NQSO”) and restricted stock units (“RSU”) were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during the period.

For the years ended December 31, 2019, 2018 and 2017 the following amounts of NQSOs and RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive:

(shares in thousands)
	2019	2018	2017
Effect of stock options and restricted stock units	16	1,285	2,476

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2019 and 2018 are as follows:

	2019	2018
Land	$9,992	$9,992
Buildings and improvements	5,071	5,071
Furniture and fixtures	16,299	14,087
Operating equipment	738,375	710,128

Total property and equipment	769,737	739,278

Accumulated depreciation	(395,141)	(369,415)

Property and equipment — net	$374,596	$369,863

Operating equipment of $3,970 and $3,537 was classified as held for sale, excluded from property and equipment, as of December 31, 2019 and 2018, respectively.

Depreciation expense was $37,145, $50,389 and $55,962, for the years ended December 31, 2019, 2018 and 2017, respectively.

For more information about changes in assets held for sale and depreciation expense related to the Company’s restructuring refer to Note 12, Restructuring Charges.

4. LEASES

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

The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Amended Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its Amended Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

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

Lease cost

The Company’s lease costs are recorded in cost of contract revenues and general and administrative expenses. For the year ended December 31, 2019, lease costs are as follows:

Year Ended
December 31, 2019
Operating lease cost	$27,259
Short-term lease cost	70,382
Total lease cost	$97,641

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2018 and 2017 was $21,160 and $26,664, respectively. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis. For more information about charges to rent expense during 2018 related to the Company’s restructuring refer to Note 12, Restructuring Charges.

Lease terms and commitments

As recorded on the balance sheet, the Company’s maturity analysis of its operating lease liabilities as of December 31, 2019 is as follows:

2020	$25,585
2021	21,537
2022	15,620
2023	9,752
2024	7,052
Thereafter	2,852
Minimum lease payments	82,398
Imputed interest	9,916
Present value of minimum operating lease payments	$72,482

Future minimum operating lease payments at December 31, 2018, were as follows:

2019	$26,554
2020	22,349
2021	18,430
2022	13,552
2023	9,041
Thereafter	8,697
Total minimum operating lease payments	$98,623

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. At the date of adoption of ASC 842, the Company used the incremental borrowing rate as of December 31, 2018, for operating leases that commenced prior to that date.

Additional information related to the Company’s leases as of December 31, 2019 is as follows:

December 31, 2019
Weighted average remaining lease term	4.2 years
Weighted average discount rate	6.7%

Supplemental information related to leases during the year ended December 31, 2019 is as follows:

Year Ended
December 31, 2019
Operating cash flows from operating leases	$(27,235)
Operating lease liabilities arising from obtaining new operating lease assets	$13,149

5. ACCRUED EXPENSES

Accrued expenses at December 31, 2019 and 2018 were as follows:

	2019	2018
Payroll and employee benefits	$16,859	$15,298
Insurance	15,702	13,724
Contract reserves	6,248	1,709
Interest	3,284	3,448
Income and other taxes	1,597	1,175
Fuel hedge contracts	—	4,710
Accrued rent	—	496
Other	7,535	7,791
Total accrued expenses	$51,225	$48,351

6. LONG-TERM DEBT

Long-term debt at December 31, 2019 and 2018 were as follows:

	2019	2018
Revolving credit facility	$—	$11,500
8% Senior Notes	322,843	321,950
Subtotal	322,843	333,450

Current portion of revolving credit facility	—	(11,500)
Total	$322,843	$321,950

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

The Amended Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not less than 1.10 to 1.00. The Amended Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Amended Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Amended Credit Agreement will be used to pay fees and expenses related to the Amended Credit Agreement, finance acquisitions permitted under the Amended Credit Agreement, finance ongoing working capital and for other general corporate purposes. The Amended Credit Agreement matures on May 3, 2024; provided that the maturity date shall be accelerated to the date that is ninety-one days prior to the scheduled maturity date of the Company’s unsecured senior notes if the Company fails to refinance its unsecured senior notes prior to their scheduled maturity date. The refinanced 8% Senior Notes must have a maturity on or after the date that is 180 days after the maturity date of the Amended Credit Agreement.

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

Interest on the senior secured revolving credit facility of the Amended Credit Agreement is equal to either a Domestic Rate option or LIBOR option, at the Company’s election. As of the Closing Date, (a) the Domestic Rate option is the highest of (1) the base commercial lending rate of PNC Bank, National Association, as publicly announced, (2) the sum of the federal funds open rate plus 0.5% and (3) the sum of the daily LIBOR rate plus 1.0%, so long as a daily LIBOR rate is offered, ascertainable and not unlawful plus an interest margin of 0.5%; and (b) the LIBOR Rate option is the rate that applies for the applicable interest period on the Bloomberg page BBAMI (or such other substitute page or alternate source as agreed) plus an interest margin of 1.5%. After the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Amended Credit Agreement (commencing with the fiscal quarter ended September 30, 2019, the “Adjustment Date”), the Domestic Rate option will be the Domestic Rate plus an interest margin ranging between 0.5% and 1.0% and the LIBOR Rate option will be the LIBOR Rate plus an interest margin ranging between 1.5% and 2.0%, in each case, depending on the quarterly average undrawn availability on the Amended Credit Agreement.

As of December 31, 2019, the Company had no borrowings on the revolver, $35,779 of letters of credit outstanding and $163,729 of availability under the Amended Credit Agreement. The availability under the Amended Credit Agreement is suppressed by $492 as of December 31, 2019 as a result of certain limitations set forth in the Amended Credit Agreement.

Prior revolving credit agreement

The Prior Credit Agreement was entered into on December 30, 2016 and before amended provided for a senior secured revolving credit facility in an aggregate principal amount of up to $250,000.  Previous borrowings under the revolving credit facility bore interest at the option of the Company at either a LIBOR rate plus a margin of between 2.5% to 3.0% per annum or a base rate plus a margin of between 1.5% to 2.0% per annum.

Senior notes and subsidiary guarantors

The Company has outstanding $325,000 of 8.000% senior notes (“8% Senior Notes”) due May 15, 2022. In May 2017, the Company issued the 8% Senior Notes at 100% of face value resulting in net proceeds of $321,653, net of underwriting fees. In connection with the issuance of the 8% Senior Notes, the Company retired all of its $275,000 of 7.375% senior notes due February 2019 for $282,638, which included a tender premium and accrued and unpaid interest. The Company used the remaining net proceeds from the debt offering to reduce the Company’s indebtedness under its prior Credit Agreement.

The Company’s obligations under these Senior Notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.

Other

The Company enters into note arrangements to finance certain vessels and ancillary equipment. In February 2018, the Company completed a sale-leaseback of a vessel yielding net proceeds of $4,500. Included in this transaction was the retirement of the asset and related equipment note.

The scheduled principal payments through the maturity date of the Company’s long-term debt at December 31, 2019, are as follows:

Years Ending December 31,
2020	$—
2021	—
2022	325,000
2023	—
2024	—
Thereafter	—
Total	$325,000

The Company incurred amortization of deferred financing fees for its long term debt of $2,231, $3,504 and $3,280 for each of the years ended December 31, 2019, 2018 and 2017. Such amortization is recorded as a component of interest expense.

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

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$849	$—	$849	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$4,710	$—	$4,710	$—

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

As of December 31, 2019, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2020. As of December 31, 2019, there were 10.5 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through December 2020. Under these swap agreements, the Company will pay fixed prices ranging from $1.79 to $2.05 per gallon.

At December 31, 2019, the fair value asset of the fuel hedge contracts was estimated to be $849 and is recorded in other current assets. At December 31, 2018, the fair value liability of the fuel hedge contracts was estimated to be $4,710, and is recorded in accrued liabilities. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2019 were $1,458. The remaining gains and losses included in the accumulated other comprehensive income (loss) at December 31, 2019 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations.  The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of December 31, 2019 and 2018 is as follows:

	Balance Sheet Location	Fair Value at December 31,
		2019	2018
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Other current assets	$849	$—

Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued liabilities	$—	$4,710

Assets and liabilities measured at fair value on a nonrecurring basis

All other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial assets and liabilities included in the consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets. Assets included within assets held for sale are reclassified from property and equipment at fair value less cost to sell. Goodwill and long-lived assets are measured at fair value to test for and measure impairment, if any, at least annually for goodwill or when necessary for both goodwill and long-lived assets.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	2019	2018	2017
Cumulative translation adjustments—net of tax	$—	$1,513	$(41)
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	1,458	(1,569)	(218)
Change in fair value of derivatives—net of tax	2,646	(3,756)	1,407
Net unrealized (gain) loss on derivatives—net of tax	4,104	(5,325)	1,189
Total other comprehensive income (loss)	$4,104	$(3,812)	$1,148

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statement of Operations Location	2019	2018	2017
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$1,975	$(2,125)	$(358)
	Income tax (provision) benefit	517	(556)	140
		$1,458	$(1,569)	$(218)

The Company substantially completed the liquidation of the investment in its Brazil and Australia operations during 2018. This liquidation resulted in the reversal of the Company’s cumulative translation adjustment.  Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statement of Operations Location	2018
Cumulative translation adjustment:	Other expense	$(2,337)
	Income tax benefit	612
		$(1,725)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of the senior revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8.000% senior notes due May 15, 2022, which were outstanding at December 31, 2019 (See Note 5, Long-Term Debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the Senior Notes. The fair value of the senior notes was $343,688 at December 31, 2019, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

8. INCOME TAXES

The Company’s income tax provision (benefit) from continuing and discontinued operations for the year ended December 31, 2019 is as follows:

	2019	2018	2017
Income tax provision (benefit) from continuing operations	$15,253	$5,437	$(33,761)
Income tax benefit from discontinued operations	(4,556)	(6,162)	(10,052)
Income tax provision (benefit)	$10,697	$(725)	$(43,813)

The Company’s income (loss) from continuing operations before income tax from domestic and foreign continuing operations for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Domestic operations	$89,344	26,878	$(12,263)
Foreign operations	(18,423)	(10,425)	(36,866)
Total income (loss) from continuing operations before income tax	$70,921	$16,453	$(49,129)

The provision (benefit) for income taxes from continuing operations as of December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Federal:
Current	$—	$—	$(248)
Deferred	14,052	3,702	(31,957)
State:
Current	212	48	29
Deferred	989	1,687	(1,598)
Foreign:
Current	—	—	13
Deferred	—	—	—
Total	$15,253	5,437	$(33,761)

The Company’s income tax provision (benefit) from continuing operations reconciles to the provision at the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017 as follows:

	2019	2018	2017
Tax provision (benefit) at statutory U.S. federal income tax rate	$14,893	$3,455	$(17,194)
State income tax — net of federal income tax benefit	3,049	937	(1,746)
Impact of Tax Cuts and Job Act	—	—	(15,720)
Change in state law regarding NOL carryforwards	—	658	—
Change in deferred state tax rate	(1,835)	—	—
Stock based compensation	(1,266)	(8)	—
Nondeductible officer compensation	1,021	201	—
Research and development tax credits	(452)	(218)	(170)
Changes in unrecognized tax benefits	(56)	14	10
Changes in valuation allowance	(3)	116	1,152
Other	(98)	282	(93)
Income tax provision (benefit)	$15,253	$5,437	$(33,761)

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

The Company completed its calculation of the income tax effect of the Tax Act for the year ended December 31, 2017, from continuing operations. As the Company was in a net deferred tax liability position as of the date of enactment of the Tax Act, the impact to it was a deferred income tax benefit of $15,720, primarily as a result of the reduction in the U.S. federal income tax rate. The other changes in tax law do not materially impact the Company for the year.

At December 31, 2019 and 2018, the Company had loss carryforwards for federal income tax purposes of $137,100 and $168,650 respectively, which expire between 2034 and 2037.

At December 31, 2019 and 2018, the Company had gross net operating loss carryforwards for state income tax purposes totaling $223,634 and $190,901, respectively, which expire between 2023 and 2029. Due to changes in state tax law enacted during 2016 in a certain state, a valuation allowance was established. In 2017, the valuation allowance was increased by $1,152 and by $116 in 2018. However, in 2019 the valuation allowance decreased by $3.

The Company also has foreign gross net operating loss carryforwards of approximately $6,777 and $9,533 as of December 31, 2019 and 2018, of which $2,407 expires between 2019 and 2029. The remaining amount of $4,370 may be carried forward indefinitely. At December 31, 2019 and 2018, a full valuation allowance has been established for the deferred tax asset of $1,717 and $2,338 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2019	2018	2017
Unrecognized tax benefits — January 1	$157	$157	$157
Gross increases — tax positions in prior period	—	—	—
Gross increases — current period tax positions	—	—	—
Gross decreases — expirations	—	—	—
Gross decreases — tax positions in prior period	(157)	—	—
Unrecognized tax benefits — December 31,	$—	$157	$157

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2019 the Company had no interest and penalties recorded and as of December 31, 2018 and December 31, 2017 it had approximately $71 and $53 of interest and penalties recorded, respectively.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2016 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2015. In foreign jurisdictions in which the Company operates, years prior to 2014 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Operating lease assets	$18,301	$—
Accrued liabilities	7,426	9,287
Federal NOLs	28,791	35,417
Foreign NOLs	1,717	2,338
State NOLs	9,505	10,796
Tax credit carryforwards	2,620	2,159
Charitable contribution	66	910
Valuation allowance	(3,495)	(4,786)
Total deferred tax assets	64,931	56,121

Deferred tax liabilities:
Depreciation and amortization	(82,115)	(78,967)
Operating lease liabilities	(18,334)	—
Other liabilities	(222)	—
Total deferred tax liabilities	(100,671)	(78,967)
Net noncurrent deferred tax liabilities	$(35,740)	$(22,846)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company evaluates its ability to realize deferred tax assets by considering all available positive and negative evidence. This evidence includes its cumulative earnings or losses in recent years. The Company further considers the impact on these cumulative earnings or losses of discontinued operations and other divested operations and joint ventures, restructuring charges and other nonrecurring adjustments that are not indicative of its ability to generate taxable income in future periods. The Company also considers sources of taxable income, such as the amount and timing of realization of its deferred tax liabilities relative to the timing of expiration of loss carryforwards. When it is estimated to be more likely than not that all or some portion of deferred tax assets will not be realized, the Company establishes a valuation allowance for the amount of such deferred tax assets considered to be unrealizable. After evaluating the positive and negative evidence for future realization of deferred tax assets, the Company recorded valuation allowances for foreign net operating loss carryforwards and certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2019 and 2018 as it was more likely than not that the balance of these tax items would not be realized. By contrast, after evaluating the positive and negative evidence, the Company concluded that it was more likely than not that the deferred federal income tax asset and remaining state net operating loss carryforwards recorded at December 31, 2019 and 2018 would ultimately be realized and determined that no valuation allowance was required.

9. SHARE-BASED COMPENSATION

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

Compensation cost charged to expense related to share-based compensation arrangements was $6,908, $4,643 and $2,917, for the years ended December 31, 2019, 2018 and 2017, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. The volatility assumptions were based on historical volatility of

Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2019, 2018 and 2017. The aggregate intrinsic value of stock options represents the difference between market value on the date of exercise and the option price.  The aggregate intrinsic value of stock options exercised during 2019, 2018 and 2017 was $2,534, $116 and $6, respectively.

A summary of stock option activity under the Incentive Plan as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2019	1,160	$6.52
Granted	—	—
Exercised	(650)	6.24
Forfeited or Expired	(6)	6.85
Outstanding as of December 31, 2019	504	$6.87	2.9	$2,250

Vested at December 31, 2019	504	$6.87	2.9	$2,250

Restricted stock units

RSUs can either vest in equal portions over the three year vesting period or vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2019	2,987	$4.87
Granted	587	8.64
Vested	(1,396)	4.56
Forfeited	(369)	6.49
Outstanding as of December 31, 2019	1,809	$6.00

Expected to vest at December 31, 2019	1,670	$5.88

As of December 31, 2019, there was $4,984 of total unrecognized compensation cost related to non-vested RSUs granted under the Incentive Plan. That cost for non-vested RSUs is expected to be recognized over a weighted-average period of 1.5 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $5,008 and $1,205 for the years ended December 31, 2019 and 2018, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on its Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $155, payable quarterly in arrears, and is generally paid 50% in cash and 50% in common stock or deferred restricted stock units of the Company. Directors may elect to receive some or all of the cash retainer in common stock or deferred restricted stock units. In 2018, the Chairman of the Board received an additional $100 of annual compensation, paid 100% in common stock.

In the years ended December 31, 2019, 2018 and 2017, 78 thousand, 156 thousand and 207 thousand shares, respectively, of the Company’s common stock or restricted stock units were issued to non-employee directors under the Incentive Plan.

10. REVENUE

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

The Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. The Company’s performance obligations are satisfied over time and revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. As the Company’s performance creates an asset that the customer controls, this method provides a faithful depiction of the transfer of an asset to the customer. Generally, the Company has an enforceable right to payment for performance completed to date.

The Company typically satisfies its performance obligations upon completion of service. The majority of the Company’s contracts are completed in a year or less. At December 31, 2019, the Company had $589,406 of remaining performance obligations, which the Company refers to as total backlog. Approximately 96% of the Company’s backlog will be completed in 2020 with the remaining balance expected to be completed by 2021.

Transaction price

The transaction price is calculated using the Company’s estimated costs to complete a project. These costs are based on the types of equipment required to perform the specified service, project site conditions, the estimated project duration, seasonality, location and complexity of a project.

The nature of the Company’s contracts gives rise to several types of variable consideration, including pay on quantity dredged for dredging projects and dredging project contract modifications. Estimated pay quantity is the amount of material the Company expects to dredge for which it will receive payment. Estimated quantity to be dredged is calculated using engineering estimates based on current survey data and the Company’s knowledge based on historical project experience. Contract modifications are changes in the scope or price (or both) of a contract that are approved by the parties to the contract. The Company recognizes a contract modification when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. Contract modifications are included in the transaction price only if it is probable that the modification estimate will not result in a significant reversal of revenue. Contract modifications are routine in the performance of the Company’s contracts. In most instances, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Revisions in estimated gross profit percentages are recorded in the period during which the change in circumstances is experienced or becomes known. As the duration of most of the Company’s contracts is one year or less, the cumulative net impact of these revisions in estimates, individually and in the aggregate across projects, does not significantly affect results across annual reporting periods. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.

Revenue by category

Domestically, the Company’s work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2019, 2018 and 2017:

Revenues	2019	2018	2017

Capital—U.S.	$299,706	$333,037	$185,113
Capital—foreign	48,619	14,088	42,306
Coastal protection	182,369	175,923	191,070
Maintenance	104,753	53,427	134,923
Rivers & lakes	76,071	44,320	38,747
Total revenues	$711,518	$620,795	$592,159

The following table sets forth, by type of customer, the Company’s contract revenues for the years ended December 31, 2019, 2018 and 2017:

Revenues	2019	2018	2017

Federal government	$581,157	$468,421	$375,276
State and local government	71,398	93,499	145,196
Private	10,344	44,787	29,381
Foreign	48,619	14,088	42,306
Total revenues	$711,518	$620,795	$592,159

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

Accounts receivable at December 31, 2019 and December 31, 2018 are as follows:

	2019	2018
Completed contracts	$3,444	$8,592
Contracts in progress	9,490	48,418
Retainage	7,415	7,969
	20,349	64,979
Allowance for doubtful accounts	(564)	(200)

Total accounts receivable—net	$19,785	$64,779

The components of contracts in progress at December 31, 2019 and December 31, 2018 are as follows:

	2019	2018
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$104,620	$433,093
Amounts billed	(86,074)	(416,956)
Costs and earnings in excess of billings for contracts in progress	18,546	16,137
Costs and earnings in excess of billings for completed contracts	6,126	3,928
Total contract revenues in excess of billings	$24,672	$20,065

Current portion of contract revenues in excess of billings	$22,560	$17,953
Long-term contract revenues in excess of billings	2,112	2,112
Total contract revenues in excess of billings	$24,672	$20,065

Billings in excess of costs and earnings:
Amounts billed	$(628,491)	$(260,691)
Costs and earnings for contracts in progress	573,225	242,898

Total billings in excess of contract revenues	$(55,266)	$(17,793)

At December 31, 2019 and 2018, costs to fulfill contracts with customers recognized as an asset were $10,300 and $13,129, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the years ended December 31, 2019 and 2018, the company amortized pre-contract and pre-construction costs of $11,468 and $15,411, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In 2019, 2018 and 2017, 81.7%, 75.5% and 63.4%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. During the year ended December 31, 2019, the Company recognized $2,103 of revenue related to the use of equipment by a customer working on a federal government contract. At December 31, 2019 and 2018, approximately 54.6% and 65.3% respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2019, 2018, and 2017, as follows:

	2019	2018	2017
Contract revenues	$48,619	$14,088	$42,306
Costs of contract revenues	(66,347)	(19,866)	(73,958)
Gross profit	$(17,728)	$(5,778)	$(31,652)

In 2019, 2018 and 2017, foreign revenues were primarily from work done in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2019 and 2018, long-lived assets with a net book value of $31,872 and $30,601, respectively, were located outside of the U.S. Revenue from foreign projects has been concentrated in the Middle East which comprised less than 10% in 2019, 2018 and 2017. At December 31, 2019 and 2018, approximately 29% and less than 10%, respectively, of total accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts in the Middle East.

11. RETIREMENT PLANS

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”). Under the Salaried Plan and the Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan also includes a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2019, 2018 and 2017, was $5,168, $5,060 and $2,616, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2019, 2018 and 2017, the Company contributed $4,517, $4,207 and $4,699 respectively to all of the multiemployer plans that provide pension benefits in its continuing operations. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions.

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

12. RESTRUCTURING CHARGES

In 2017, a strategic review was begun to improve the Company's financial results in both domestic and international operations enabling debt reduction, improvements in return on capital and the continued renewal of its extensive fleet with new and efficient dredges to best serve its domestic and international clients. Management executed a plan to reduce general and administrative and overhead expenses, retire certain underperforming and underutilized assets, write-off pre-contract costs on a project that was never formally awarded and that the Company no longer intends to pursue and closeout the Company’s Brazil operations. The cumulative amounts incurred to date as a result of this plan, including amounts presented in discontinued operations, including severance costs of $3,549, asset retirements of $32,309, pre-contract costs of $6,441 and closeout costs of $4,194. Restructuring activities were completed in 2018.

Restructuring charges recognized for the above actions for the years ended December 31, 2018 and 2017 are summarized as follows:

	2018	2017

Costs of contract revenues—depreciation	$6,759	$6,859
Costs of contract revenues—other	2,292	16,102
General and administrative expenses	185	1,189
Loss on sale of assets—net	4,572	4,691
Other expense	2,337	—
Total	16,145	28,841

The Company accrued severance expense of $662 at December 31, 2018, respectively, which has been settled in 2019. Accrued severance is included in accrued expenses.

13. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2019, the Company had outstanding performance bonds with a notional amount of approximately $1,278,902, of which $17,401 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $553,692.

In connection with the sale of its historical demolition business, the Company was obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project and issued Zurich a letter of credit related to this exposure. In February 2017, the Company was notified by Zurich of an alleged default triggered on a historical demolition surety performance bond in the aggregate of approximately $20,000 for failure of the contractor to perform in accordance with the terms of a project. In May 2017, Zurich drew upon the letter of credit in the amount of $20,881. In order to fund the draw on the letter of credit in May 2017, the Company had to increase the borrowings on its revolving credit facility. As the outstanding letters of credit previously reduced the Company’s availability under the revolving credit facility, this draw down on the Company’s letter of credit did not impact its liquidity or capital availability.

Pursuant to the terms of sale of its historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions if the buyer of the historical demolition business is found to be in default of its obligations. The Company cannot estimate the amount or range of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond. The surety bond claim impact has been included in discontinued operations and is discussed in Note 14, Business Combinations and Dispositions.

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

On January 14, 2015, the Company and its subsidiary, NASDI Holdings, LLC, brought an action in the Delaware Court of Chancery to enforce the terms of the Company's agreement to sell NASDI and Yankee. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close. The Company seeks specific performance of the buyer’s obligation to collect and to remit the additional proceeds, and other related relief. Defendants have filed counterclaims alleging that the Company misrepresented the quality of its contracts and receivables prior to the sale. The Company denies defendants’ allegations.

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

14. BUSINESS DISPOSITIONS

Discontinued operations

During the second quarter of 2019, the Company completed the sale of the historical environmental & infrastructure business. Under the terms of the agreement, the Company received cash of $17,500 in the second quarter of 2019 and received an additional $857 in the third quarter of 2019.

The results of the business have been reported in discontinued operations as follows:

	2019	2018	2017
Revenue	$25,040	$76,843	$112,607

Loss before income taxes from discontinued operations	$(8,253)	$(9,361)	$(25,944)
Loss on disposal of assets held for sale	(2,632)	(14,110)	—
Income tax benefit	4,556	6,162	10,052
Loss from discontinued operations, net of income taxes	$(6,329)	$(17,309)	$(15,892)

The major classes of assets and liabilities of businesses reported as discontinued operations are shown below:

2018
Assets:
Accounts receivable—net	$13,943
Contract revenues in excess of billings	9,971
Other current assets	865
Assets held for sale	$24,779

Property and equipment—net	6,612
Goodwill	7,000
Other intangible assets—net	372
Other assets	1,699
Reserve for loss on disposal	(14,110)
Assets held for sale—noncurrent	$1,573

Liabilities:
Accounts payable	$8,343
Accrued expenses	4,380
Other current liabilities	1,217
Liabilities held for sale	13,940
Other liabilities	146
Liabilities held for sale—noncurrent	$146

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	Beginning Balance	Additions	Deductions	Ending balance
Description
Year ended December 31, 2017
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$258	$—	$(258)	$—
Valuation allowance for deferred tax assets	7,133	1,152	(3,991)	4,294
Total	$7,391	$1,152	$(4,249)	$4,294

Year ended December 31, 2018
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$—	$200	$—	$200
Valuation allowance for deferred tax assets	4,294	492	—	4,786
Total	$4,294	$692	$—	$4,986

Year ended December 31, 2019
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$200	$364	$—	$564
Valuation allowance for deferred tax assets	4,786	—	(1,291)	3,495
Total	$4,986	$364	$(1,291)	$4,059

I. EXHIBIT INDEX

Number	Document Description
2.1

Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2004).

2.2

Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisition Corporation, and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

3.1

Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Holdings Corp., effective December 26, 2006 (now renamed Great Lakes Dredge & Dock Corporation).  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Registration Statement on Form 8-A12B filed with the Commission on December 26, 2006).

3.2

Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, dated as of May 14, 2015.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 20, 2015).

3.3

Certificate of Ownership and Merger of Great Lakes Dredge & Dock Corporation with and into Great Lakes Dredge & Dock Holdings Corp.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006).

4.1	Description of Great Lakes Dredge & Dock Corporation Securities Registered Pursuant to Section 12 of the Exchange Act.*

4.2

Indenture, dated May 24, 2017, by and among the Company, certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017).

4.3

Specimen Common Stock Certificate for Great Lakes Dredge & Dock Corporation.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 22, 2007).

10.1

Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Liberty Mutual Insurance Company and its subsidiaries and affiliates.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015).

10.2

Agreement of Indemnity, dated as of April 13, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Berkley Insurance Company and/or Berkley Regional Insurance Company.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015).

10.3

Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Argonaut Insurance Company.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015).

10.4

Agreement of Indemnity, dated as of April 7, 2015, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Magnus Pacific, LLC, Terra Contracting, LLC, Terra Fluid Management, LLC and Westchester Fire Insurance Company or any of its affiliates, including any other company that is part of or added to ACE Holdings, Inc.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015).

Number	Document Description

10.5

Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006).†

10.6

Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and David E. Simonelli, dated as of May 8, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2015).†

10.7

Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2017).†

10.8

Second Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and Kathleen M. LaVoy, dated as of December 21, 2016. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.9

Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012).†

10.10	401(k) Savings Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005).†

10.11

Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 11, 2014).†

10.12

Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp.  (Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006).

10.13

Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 4, 2012).†

10.14

Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 17, 2017).†

10.15

Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2007 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2016).†

10.16

Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.17

Form of Great Lakes Dredge & Dock Corporation Performance-Based Restricted Stock Unit Award Agreement (Three Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.18

Form of Great Lakes Dredge & Dock Corporation Performance-Based Restricted Stock Unit Award Agreement (Two Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

Number	Document Description
10.19

Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.20

Performance-Based Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.21

Great Lakes Dredge & Dock Corporation Director Deferral Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 28, 2018).†

10.22

Purchase Agreement, dated May 18, 2017, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017).

10.23

Registration Rights Agreement, dated May 24, 2017, by and among the Company, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 24, 2017).

10.24

Amended and Restated Revolving Credit and Security Agreement dated as of May 3, 2019 by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Capital Markets, CIBC Bank, USA, Suntrust Robinson Humphrey, Inc., and Bank of America, N.A., as joint lead arrangers and joint bookrunners, HSBC Bank USA, N.A., as documentation agent, and PNC Bank, National Association, as lender and as agent (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2019). (1)

10.25

Agreement of Indemnity, dated as of September 7, 2011, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., NASDI, LLC, NASDI Holdings Corporation, Yankee Environmental Services, LLC, Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 29, 2013).

10.26

First Rider to the General Agreement of Indemnity, dated as of June 4, 2012, by and among Great Lakes Dredge & Dock Corporation, Great Lakes Dredge & Dock Company, LLC, Lydon Dredging and Construction Company, Ltd., Fifty-Three Dredging Corporation, Dawson Marine Services Company, Great Lakes Dredge & Dock Environmental, Inc. f/k/a Great Lakes Caribbean Dredging, Inc., Great Lakes Dredge & Dock (Bahamas) Ltd. and Zurich American Insurance Company and its subsidiaries and affiliates. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2015).

10.27	Agreement dated December 27, 2016. (Incorporated by reference to Great Lakes Dredge & Dock Corporation's Current Report on Form 8-K filed with the Commission on December 30, 2016).
14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2016).

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Number	Document Description
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

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

Date: February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Lasse J. Petterson	February 26, 2020	Chief Executive Officer and Director
Lasse J. Petterson		(Principal Executive Officer)

/s/ Mark W. Marinko	February 26, 2020	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark W. Marinko

/s/ Lawrence R. Dickerson	February 26, 2020	Director
Lawrence R. Dickerson

/s/ Elaine J. Dorward-King	February 26, 2020	Director
Elaine J. Dorward-King

/s/ Ryan J. Levenson	February 26, 2020	Director
Ryan J. Levenson

/s/ Kathleen M. Shanahan	February 26, 2020	Director
Kathleen M. Shanahan

/s/ Ronald R. Steger	February 26, 2020	Director
Ronald R. Steger

/s/ D. Michael Steuert	February 26, 2020	Director
D. Michael Steuert

/s/ Michael J. Walsh	February 26, 2020	Director
Michael J. Walsh