Form 10-Q
period 2020-03-31
Great Lakes Dredge & Dock CORP
filed 2020-05-05
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 28, 2020, 64,795,114 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2020

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207,474	$186,995
Accounts receivable—net	44,014	19,785
Contract revenues in excess of billings	37,080	22,560
Inventories	29,440	30,189
Prepaid expenses and other current assets	32,300	41,183
Total current assets	350,308	300,712

PROPERTY AND EQUIPMENT—Net	371,884	374,596
OPERATING LEASE ASSETS	81,319	72,612
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	64,090	61,126
ASSETS HELD FOR SALE— Noncurrent	3,970	3,970
OTHER	7,732	7,960
TOTAL	$955,879	$897,552

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,917	$76,091
Accrued expenses	53,898	51,225
Operating lease liabilities	20,965	21,351
Billings in excess of contract revenues	61,327	55,266
Total current liabilities	216,107	203,933

LONG-TERM DEBT	323,066	322,843
OPERATING LEASE LIABILITIES—Noncurrent	60,641	51,131
DEFERRED INCOME TAXES	44,633	35,740
OTHER	4,803	4,506
Total liabilities	649,250	618,153

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 64,795 and 64,283 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	6	6
Additional paid-in capital	302,558	302,189
Retained earnings (accumulated deficit)	10,896	(23,091)
Accumulated other comprehensive income (loss)	(6,831)	295
Total equity	306,629	279,399
TOTAL	$955,879	$897,552

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019

Contract revenues	$217,695	$192,637
Costs of contract revenues	149,221	142,760
Gross profit	68,474	49,877
General and administrative expenses	15,571	14,825
(Gain) loss on sale of assets—net	(145)	279
Operating income	53,048	34,773
Interest expense—net	(6,630)	(7,551)
Other income (expense)	(1,121)	172
Income from continuing operations before income taxes	45,297	27,394
Income tax provision	(11,310)	(6,846)
Income from continuing operations	33,987	20,548
Loss from discontinued operations, net of income taxes	—	(3,380)
Net income	$33,987	$17,168

Basic earnings per share attributable to continuing operations	$0.53	$0.33
Basic loss per share attributable to discontinued operations, net of tax	—	(0.05)
Basic earnings per share	$0.53	$0.28
Basic weighted average shares	64,455	62,882

Diluted earnings per share attributable to continuing operations	$0.52	$0.32
Diluted loss per share attributable to discontinued operations, net of tax	—	(0.05)
Diluted earnings per share	$0.52	$0.27
Diluted weighted average shares	65,717	64,569

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019

Net income	$33,987	$17,168
Net unrealized (gain) loss on derivatives—net of tax (1)	(7,126)	2,740
Comprehensive income	$26,861	$19,908

(1)	Net of income tax (provision) benefit of $(2,417) and $971 for the three months ended March 31, 2020 and 2019 respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

						Retained	Accumulated
	Shares of		Shares of		Additional	Earnings	Other
	Common	Common	Treasury	Treasury	Paid-In	(Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Total

BALANCE—January 1, 2020	64,283	$6	—	$—	$302,189	$(23,091)	$295	$279,399

Share-based compensation	39	—	—	—	1,675	—	—	1,675
Vesting of restricted stock units and impact of shares withheld for taxes	388	—	—	—	(1,928)	—	—	(1,928)
Exercise of options and purchases from employee stock plans	85	—	—	—	622	—	—	622
Net income	—	—	—	—	—	33,987	—	33,987
Other comprehensive loss—net of tax	—	—	—	—	—	—	(7,126)	(7,126)
BALANCE—March 31, 2020	64,795	$6	—	$—	$302,558	$10,896	$(6,831)	$306,629

BALANCE—January 1, 2019	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	2,802	—	2,802
Share-based compensation	31	—	—	—	2,201	—	—	2,201
Vesting of restricted stock units and impact of shares withheld for taxes	453	—	—	—	(2,188)	—	—	(2,188)
Exercise of options and purchases from employee stock plans	286	—	—	—	1,626	—	—	1,626
Net income	—	—	—	—	—	17,168	—	17,168
Other comprehensive income—net of tax	—	—	—	—	—	—	2,740	2,740
BALANCE—March 31, 2019	63,600	$6	(278)	$(1,433)	$296,774	$(55,001)	$(1,069)	$239,277

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$33,987	$17,168
Loss from discontinued operations, net of income taxes	—	(3,380)
Income from continuing operations	$33,987	$20,548
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,451	8,905
Deferred income taxes	11,310	7,074
(Gain) loss on sale of assets	(145)	279
Amortization of deferred financing fees	403	868
Share-based compensation expense	1,675	2,000
Changes in assets and liabilities:
Accounts receivable	(24,229)	30,285
Contract revenues in excess of billings	(14,520)	1,538
Inventories	(2,215)	280
Prepaid expenses and other current assets	8,036	(1,678)
Accounts payable and accrued expenses	(523)	(935)
Billings in excess of contract revenues	6,062	36,062
Other noncurrent assets and liabilities	779	566
Net cash flows provided by operating activities from continuing operations	30,071	105,792
Net cash flows provided by operating activities of discontinued operations	—	2,668
Cash provided by operating activities	30,071	108,460

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,733)	(7,704)
Proceeds from dispositions of property and equipment	447	147
Net cash flows used in investing activities of continuing operations	(8,286)	(7,557)
Net cash flows used in investing activities of discontinued operations	—	(60)
Cash used in investing activities	(8,286)	(7,617)

	Three Months Ended
	March 31,
	2020	2019
FINANCING ACTIVITIES:
Taxes paid on settlement of vested share awards	(1,928)	(2,188)
Exercise of options and purchases from employee stock plans	622	1,626
Repayments of revolving loans	—	(11,500)
Net cash flows used in financing activities of continuing operations	(1,306)	(12,062)
Net cash flows used in financing activities of discontinued operations	—	(253)
Cash used in financing activities	(1,306)	(12,315)
Net increase in cash, cash equivalents and restricted cash	20,479	88,528
Cash, cash equivalents and restricted cash at beginning of period	186,995	34,458
Cash, cash equivalents and restricted cash at end of period	$207,474	$122,986

Supplemental Cash Flow Information
Cash paid (received) for interest	$(277)	$229
Cash paid (refunded) for income taxes	$137	$(10)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$4,801	$6,239

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2020 and December 31, 2019, and its results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019 have been included.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus (COVID-19) pandemic which, among other things, includes various tax provisions relating to refundable payroll tax credits, deferment of the employer side of certain payroll taxes and social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is still assessing the financial impact of these tax-related changes.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2019 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2020 should no prior triggering events occur.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended
(shares in thousands)	March 31,
	2020	2019

Income from continuing operations	$33,987	$20,548
Loss from discontinued operations, net of income taxes	—	(3,380)
Net income	33,987	17,168

Weighted-average common shares outstanding — basic	64,455	62,882
Effect of stock options and restricted stock units	1,262	1,687

Weighted-average common shares outstanding — diluted	65,717	64,569

Earnings per share from continuing operations — basic	$0.53	$0.33
Earnings per share from continuing operations — diluted	$0.52	$0.32

For the three months ended March 31, 2019, 66 stock options (“NQSOs”) and restricted stock units (“RSUs”) were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3.	Accrued expenses

Accrued expenses at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019

Insurance	$13,445	$15,702
Interest	9,788	3,284
Fuel hedge contracts	8,695	—
Contract reserves	5,404	6,248
Payroll and employee benefits	6,768	16,859
Income and other taxes	1,657	1,597
Other	8,141	7,535
Total accrued expenses	$53,898	$51,225

4.	Long-term debt

Credit agreement

As of March 31, 2020 and December 31, 2019, the Company had no borrowings outstanding under our $200,000 amended and restated revolving credit and security agreement (as amended, the “Amended Credit Agreement”). There were $35,779 of letters of credit outstanding and $163,729 of availability under the Amended Credit Agreement. The availability under the Amended Credit Agreement is suppressed by $492 as of March 31, 2020 and December 31, 2019 as a result of certain limitations set forth in the Amended Credit Agreement.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At times, the Company holds certain derivative contracts that it uses to manage commodity price risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$8,695	$—	$8,695	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$849	$—	$849	$—

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices could have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s goal is to hedge approximately 80% of the fuel requirements for work in domestic backlog. Due to the current economic environment, fuel prices are at record lows. As a result, the Company has temporarily adjusted hedging to 100% of the fuel requirements for work in the domestic backlog.

As of March 31, 2020, the Company was party to various swap arrangements to hedge the price of its diesel fuel purchase requirements for work in its backlog to be performed through March 2021. As of March 31, 2020, there were 11.4 million gallons remaining on these contracts which represent approximately 100% of the Company’s forecasted domestic fuel purchases through March 2021. Under these swap agreements, the Company will pay fixed prices ranging from $1.12 to $2.05 per gallon.

At March 31, 2020, the fair value liability of the fuel hedge contracts was estimated to be $8,695, and is recorded in accrued expenses. At December 31, 2019, the fair value asset of the fuel hedge contracts was estimated to be $849, and is recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2020 were $1,338. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2020 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of March 31, 2020 and December 31, 2019 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2020	2019
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$—	$849

Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$8,695	$—

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income are as follows:

	Three Months Ended
	March 31,
	2020	2019
Derivatives:
Reclassification of derivative losses to earnings—net of tax	1,338	891
Change in fair value of derivatives—net of tax	(8,464)	1,849
Total other comprehensive income (loss)	$(7,126)	$2,740

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2020	2019
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$1,792	$1,207
	Income tax benefit	454	316
		$1,338	$891

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at March 31, 2020 (see Note 4, Long-term debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $318,094 at March 31, 2020, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the three months ended March 31, 2020, the Company granted 790 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,675 and $2,000 for the three months ended March 31, 2020 and 2019, respectively.
7.	Revenue

At March 31, 2020, the Company had $474,895 of remaining performance obligations, which the Company refers to as total backlog. Approximately 90% of the Company’s backlog will be completed in 2020 with the remaining balance expected to be completed in 2021.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2020	2019
Dredging:
Capital—U.S.	$83,549	$92,744
Capital—foreign	6,862	8,329
Coastal protection	79,850	33,743
Maintenance	42,385	29,649
Rivers & lakes	5,049	28,172
Total revenues	$217,695	$192,637

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2020	2019
Dredging:
Federal government	$165,767	$170,155
State and local government	42,332	14,103
Private	2,734	50
Foreign	6,862	8,329
Total revenues	$217,695	$192,637

Contract balances

Accounts receivable at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Completed contracts	$9,016	$3,444
Contracts in progress	28,453	9,490
Retainage	7,109	7,415
	44,578	20,349
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$44,014	$19,785

The components of contracts in progress at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$327,616	$104,620
Amounts billed	(300,389)	(86,074)
Costs and earnings in excess of billings for contracts in progress	27,227	18,546
Costs and earnings in excess of billings for completed contracts	11,965	6,126
Total contract revenues in excess of billings	$39,192	$24,672

Current portion of contract revenues in excess of billings	$37,080	$22,560
Long-term contract revenues in excess of billings	2,112	2,112
Total contract revenues in excess of billings	$39,192	$24,672

Billings in excess of costs and earnings:
Amounts billed	$(455,842)	$(628,491)
Costs and earnings for contracts in progress	394,515	573,225
Total billings in excess of contract revenues	$(61,327)	$(55,266)

At March 31, 2020 and December 31, 2019, costs to fulfill a contract with a customer recognized as an asset were $8,570 and $10,300, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three months ended March 31, 2020 and 2019, the Company amortized $5,191 and $2,751, respectively, of pre-construction costs.
8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2020, the Company had outstanding performance bonds with a notional amount of approximately $1,241,762 of which $17,401 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $450,312.

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

Pursuant to the terms of sale of its historical demolition business, the Company received an indemnification commitment from the buyer for losses resulting from the bonding arrangement. In April 2020, the Court granted the Company’s motion for entry of final judgment in the amount of $21,934 based upon the buyer’s default of its obligations to indemnify the Company for losses resulting from the bonding arrangement, and the Court is in the process of entering that final judgment. The Company cannot estimate the amount or range of collectible recoveries related to the indemnification. It does, however, intend to aggressively pursue collection from the buyer for such payment.

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

In June 2019, the U.S. Attorney’s Office for the Eastern District of Louisiana informed the Company that it intends to file criminal charges against the Company in connection with a September 2016 oil spill. The oil spill occurred during the Company’s Cheniere Ronquille project, allegedly resulting in the discharge of around 160 barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office in its investigation of the oil spill and believes that criminal charges are not warranted.

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

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2026. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Amended Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its Amended Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

9.	Business dispositions

Discontinued operations

During the second quarter of 2019, the Company entered into an agreement and completed the sale of the historical environmental & infrastructure business. Under the terms of the agreement, the Company received cash of $18,357.

The results of the historical environmental & infrastructure businesses have been reported in discontinued operations as follows:

Three Months Ended
March 31,
2019

Revenue	$9,184

Loss before income taxes from discontinued operations	(4,193)
Loss on disposal of assets held for sale	(315)
Income tax benefit	1,128
Loss from discontinued operations, net of income taxes	$(3,380)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2019, in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, and in other securities filings by Great Lakes with the SEC.

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

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 39% over the prior three years, including 56%, 53%, 16% and 45% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2020, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 76% of dredging revenues, above the Company’s prior three year average of 74%.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 170 countries and to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and on March 13, 2020 the United States declared a national emergency in response to the coronavirus outbreak. This outbreak has severely impacted global economic activity and many countries and states in the United States have reacted by instituting quarantines, mandating school and business closures and limiting travel.

On March 28, 2020, dredging was specifically listed in the U.S. Department of Homeland Security’s “Advisory Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response” which federally designates the Company as an essential business that can maintain operations during the ongoing pandemic. As mentioned above, the Company’s largest domestic dredging customer is the Corps; the Corps oversees the majority of these critical infrastructure projects and, in this capacity, has continued to follow their bid schedule and prioritize all types of dredging including port maintenance and expansion and coastal protection projects that are necessary to avoid potential storm damage during the upcoming hurricane season. Despite the current uncertainty surrounding COVID-19, to date, the Corps is continuing to advertise new projects and the Company’s project work is largely uninterrupted. Senior management regularly meets to update contingency plans and address the challenges related to maintaining operations in the evolving economic environment. The Company is also taking safety measures to mitigate the risk of infection to employees. On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary and social distancing measures. Since March, the Company’s corporate employees have effectively transitioned to a remote working environment to follow recommended physical and social distancing guidelines, in order to reduce the risk of infection. The Company is following the protocols published by the U.S. Centers for Disease Control, the World Health Organization and state and local governments. To date, the Company is not aware of any employees with confirmed COVID-19 diagnoses. The Company is continually evaluating the impact COVID-19 has on its business and operations. For more information, see “Item 1A. Risk Factors – A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.

During the second quarter of 2019, the Company entered into an agreement and completed the sale of its historical environmental & infrastructure business. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations. Refer to Note 9, Business dispositions, to our condensed consolidated financial statements.

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit.

The Company’s vessels are subject to periodic dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Dry dock frequency is a statutory requirement mandated by the U.S Coast Guard and the ABS. The Company’s vessels dry-dock every two to three years or every five years, depending on the vessel type and also on an as-needed basis for occasional unscheduled repairs. The Company anticipates significant dry dock inspections to take place in the second quarter of 2020.

Results of operations

The following tables set forth the components of net income and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Contract revenues	100.0%	100.0%
Costs of contract revenues	(68.5)	(74.1)
Gross profit	31.5	25.9
General and administrative expenses	7.2	7.7
(Gain) loss on sale of assets—net	(0.1)	0.1
Operating income	24.4	18.1
Interest expense—net	(3.0)	(3.9)
Other income (expense)	(0.5)	0.1
Income from continuing operations before income taxes	20.9	14.3
Income tax provision	(5.2)	(3.6)
Income from continuing operations	15.7	10.7
Loss from discontinued operations, net of income taxes	—	(1.8)
Net income	15.7	8.9

Adjusted EBITDA from continuing operations	28.2%	22.8%

Adjusted EBITDA from continuing operations, as provided herein, represents net income (loss) from continuing operations, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of the Company’s recurring operating performance and allows management and investors to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA from continuing operations to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income (loss):

	Three Months Ended
	March 31,
	2020	2019
(in thousands)
Income from continuing operations	33,987	20,548
Adjusted for:
Interest expense—net	6,630	7,551
Income tax provision	11,310	6,846
Depreciation and amortization	9,451	8,905
Adjusted EBITDA from continuing operations	$61,378	$43,850

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues (in thousands)	2020	2019	Change
Dredging:
Capital—U.S.	$83,549	$92,744	(9.9)%
Capital—foreign	6,862	8,329	(17.6)%
Coastal protection	79,850	33,743	136.6%
Maintenance	42,385	29,649	43.0%
Rivers & lakes	5,049	28,172	(82.1)%
Total revenues	$217,695	$192,637	13.0%

Total revenue was $217.7 million for the three months ended March 31, 2020, up $25.1 million, or 13%, from $192.6 million for the same period in the prior year. For the three months ended March 31, 2020, the Company experienced an increase in maintenance and coastal protection revenues. This increase was partially offset by a decrease in domestic capital, rivers & lakes and foreign revenues as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the quarter ended March 31, 2020, domestic capital dredging revenue was $83.5 million, down $9.2 million, or 10%, compared to $92.7 million for the same period in 2019. For the three months ended March 31, 2020, the decrease in domestic capital dredging revenue was primarily driven by a greater amount of revenue earned during the same period in the prior year on coastal restoration projects, the deepening projects in Tampa and Charleston and a deepening project on the Delaware River. This decrease was partially offset by a greater amount of revenue earned on deepening projects in Corpus Christi and Jacksonville during the current year period.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. Foreign capital revenue for the three months ended March 31, 2020 ended was $6.9 million which is $1.4 million, or 17%, lower than revenue of $8.3 million for the same period of the prior year. The decrease in revenue for the three months ended March 31, 2020 was driven by a lower amount revenue earned in the current period on a project in Bahrain that commenced during the first quarter of 2019.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the three months ended March 31, 2020 was $79.9 million, representing an increase of $46.2 million or 137%, from $33.7 million for the three months ended March 31, 2019. The increase in coastal protection revenue for the three months ended March 31, 2020 was mostly attributable to a greater amount of revenue earned on projects in South Carolina, North Carolina, Georgia and Florida in the current year as compared to the same periods in the prior year. This increase was partially offset by a greater amount of revenue earned on projects in New York and New Jersey during the same period in the prior year when compared to the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the three months ended March 31, 2020 was $42.4 million, an increase of $12.8 million, or 43%, compared to $29.6 million for the comparable period in the prior year. The increase in maintenance dredging revenue for the three months ended March 31, 2020 was mostly attributable to revenue earned on projects in Maryland and Florida. This increase was partially offset by revenue earned on a project in Mississippi that did not repeat during the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Rivers & lakes revenue for the three months ended March 31, 2020 was $5.0 million, down $23.2 million, or 82%, from $28.2 million for the same period in the prior year. The decrease in rivers & lakes revenue for the three months ended March 31, 2020 was mostly attributable to a greater amount of revenue earned during the prior year on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as a project in Louisiana, when compared to the current year.

Consolidated gross profit for the three months ended March 31, 2020 was $68.5 million, up $18.6 million, or 37%, compared to $49.9 million in the same period of the prior year. Gross profit margin for the three months ended March 31, 2020 was up to 31.5% from 25.9% in the three months ended March 31, 2019. The higher gross profit experienced for the three months ended March 31, 2020 was driven by strong performance on the Company’s maintenance dredging and coastal protection combined with lower plant expense when compared to the prior year period. In the first quarter of 2020, most of the Company’s dredges worked a busier than usual schedule, which contributed to the higher gross profit margin.

During the three months ended March 31, 2020, general and administrative expenses were $15.6 million, up $0.8 million compared to $14.8 million in the same quarter of 2019. The increase in general and administrative expenses for the three months ended March 31, 2020 was driven by an increase in payroll, legal and office expenses, partially offset by a decrease in some employee benefits, in the current year when compared to the same period in the prior year.

Operating income for the first quarter of 2020 was $53.0 million, up $18.2 million compared to operating income of $34.8 million for the same quarter in 2019. The increase in operating income for the first quarter of 2020 was a result of the higher gross profit in the current period as compared to the same period in the prior year, as described above. Additionally, the change in (gain) loss on sale of fixed assets of $0.4 was marginally offset by an increase in general and administrative expenses, as noted above.

Net interest expense for the three months ended March 31, 2020 was $6.6 million, down $1.0 million, or 13%, from interest expense of $7.6 million for the same period in the prior year. The change in interest expense for the three months ended March 31, 2020 was attributable to a decrease of $0.5 million and $0.1 million, respectively, in interest expense associated with amortization of deferred financing fees and interest related to the Company’s senior secured revolving credit facility. Higher interest income during the current year period when compared to the same period in the prior year also contributed to the decrease in net interest expense.

For the three months ended March 31, 2020 and 2019, the Company had an income tax provision of $11.3 million and an income tax provision of $6.8 million, respectively. The effective tax rate for the three months ended March 31, 2020 was 25.0%, unchanged from the same period in the prior year.

Net income from continuing operations for the three months ended March 31, 2020 was $34.0 million, up $13.5 million, or 66%, from $20.5 million for the same period in the prior year. Diluted earnings per share attributable to continuing operations were $0.52 and $0.32 for the three months ended March 31, 2020 and 2019, respectively. The increase in net income from continuing operations for the three months ended March 31, 2020 was driven by the increase to gross profit and decrease in interest expense, as described above. This increase was partially offset by a $1.3 million increase in operating expense and a $4.5 million increase in income tax provision during the current year when compared to the same period in the prior year.

Adjusted EBITDA from continuing operations (as defined on page 19) for the quarter ended March 31, 2020 was $61.4 million, up $17.6 million, or 40%, from $43.9 million in the same quarter in the prior year. The increase in Adjusted EBITDA from continuing operations during the three months ended March 31, 2020 was attributable to higher gross profit, excluding depreciation, when compared to the prior year, partially offset by an increase in other expense incurred during the three months ended March 31, 2020, as described above.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2020	2019	2019
Dredging:
Capital - U.S.	$303,637	$347,377	$376,114
Capital - foreign	23,896	30,571	64,827
Coastal protection	76,786	141,039	75,034
Maintenance	58,945	60,891	36,548
Rivers & lakes	11,631	9,528	22,666
Total Backlog	$474,895	$589,406	$575,189

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 82% of the Company’s March 31, 2020 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. The Company expects a significant number of dry docks to occur in the second quarter which would significantly impact the ability for vessels to earn revenue.

The domestic dredging bid market for the quarter ended March 31, 2020 was $216.4 million, a $2.4 million decrease compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for a coastal restoration project in Louisiana, maintenance work on the Ohio River and hopper maintenance work on the West Coast. The bid market for the three months ended March 31, 2020 decreased compared to the prior year due to a greater amount of maintenance and coastal protection projects let to bid in the prior year. This was partially offset by higher domestic capital and rivers and lakes projects awarded in the three months ended March 31, 2020. For the contracts awarded in the current year, the Company won 63%, or $30.1 million, of domestic capital projects, 26%, or $10.7 million, of the coastal protection projects, 16%, or $17.8 million, of maintenance projects and 100%, or $13.5 million, of rivers & lakes projects through March 31, 2020. The Company won 33% of the overall domestic bid market for the three months ended March 31, 2020, which is below the Company’s prior three year average of 39%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $474.9 million at March 31, 2020 compared to $589.4 million of backlog at December 31, 2019. These amounts do not reflect approximately $161.2 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2020. At December 31, 2019 the amount of domestic low bids and options pending award was $201.3 million.

Domestic capital dredging backlog at March 31, 2020 was $43.7 million lower than at December 31, 2019. In the three months ended March 31, 2020, the Company was awarded a $30 million project in Louisiana. During the three months ended March 31, 2020, the Company continued to earn revenue on deepening projects in Charleston, Jacksonville and Corpus Christi as well as on a deepening project on the Delaware River. At the end of last year, several liquefied natural gas petro chemical and crude oil export projects were being developed in the Gulf of Mexico creating the need for port development and navigational channel deepening and widening to accommodate the larger vessels involved in this trade. With the current economic environment in the oil and gas markets, some of these privately funded projects are expected to be impacted and delayed. Government funded projects coming into the pipeline include additional phases of the Charleston, Jacksonville and Corpus Christi deepenings, as well as new deepenings for ports in Mobile, Alabama and the Everglades in Florida. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Foreign capital dredging backlog at March 31, 2020 was $6.7 million lower than at December 31, 2019. During the three months ended March 31, 2020, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2019.

Coastal protection dredging backlog decreased $64.3 million from December 31, 2019. In the three months ended March 31, 2020, the Company was awarded a coastal protection project in New York. During the three months ended March 31, 2020, the Company continued to earn revenue on coastal protection projects in New York, North Carolina, South Carolina and Florida which were in backlog at December 31, 2019. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

Maintenance dredging backlog decreased $1.9 million from December 31, 2019. The Company was awarded an $18 million maintenance project in Maryland and Virginia for the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company continued to earn revenue on projects in Maryland, North Carolina and Florida which were in backlog at December 31, 2019. During the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. Similar to past versions of the bill, WRDA 2018 language calls for full use of the Harbor Maintenance Trust Fund (“HMTF”) for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Additionally, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid throughout 2020 and beyond.

Rivers & lakes backlog at March 31, 2020 was up $2.1 million compared to backlog at December 31, 2019. During the three months ended March 31, 2020, the Company was awarded new work in Texas and Mississippi. For the three months ended March 31, 2020, the Company continued to earn revenue on a large project in Texas which was in backlog at December 31, 2019.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities of continuing operations for the three months ended March 31, 2020 and 2019 totaled $30.1 million and $105.8 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities of continuing operations during the three months ended March 31, 2020 compared to the same period in the prior year was driven by billings and collections on large projects during the prior period as well as an increase in working capital due to an increase in receivables during the current year when compared to the same period in the prior year. Further, this decrease was offset by an increase of $16.8 million in net income from continuing operations in the current period compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the three months ended March 31, 2020 and 2019 totaled $8.3 million and $7.6 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet.

The Company’s cash flows used in financing activities for the three months ended March 31, 2020 and 2019 totaled $1.3 million and $12.1 million, respectively. The decrease in cash used in financing activities primarily relates to changes in the net repayments on Company’s revolving credit facility in the prior period of $11.5 million compared to none in the current year.

Although, the Company maintains a favorable cash on hand position and revolver availability, the Company continues to assess the potential economic impact that the ongoing coronavirus (COVID-19) pandemic may have on the Company’s operations and liquidity.

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

Commitments, contingencies and liquidity matters

Refer to Note 4, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s Amended Credit Agreement. Additionally, refer to Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

The Company intends to upgrade its existing domestic fleet by acquiring new vessels, equipment and technology to increase productivity and efficiency.  Existing cash on hand, future net cash flows, debt financing and new leases are all available funding resources from which the Company will evaluate its options when considering these upgrades.

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the Amended Credit Agreement and bonding agreements, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1, Basis of presentation, to the Company’s December 31, 2019 Consolidated Financial Statements included on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. Except as noted in Note 1, Basis of presentation, of the Company’s financial statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2020 has not materially changed since December 31, 2019. The market risk profile of the Company on December 31, 2019 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes, except for the following, during the three months ended March 31, 2020 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. While to date the COVID-19 pandemic has not had a material impact on our operations, we cannot be certain that we will be able to continue normal operations in the short or long term. The COVID-19 pandemic has involved disruptions in and restrictions on our ability to travel, and in the future these disruptions and restrictions could restrict our ability to perform work for future projects in different locations. In addition, if an infectious disease broke out at one or more of our vessels or facilities, our operations may be affected significantly, our productivity may be affected, key personnel necessary to conduct our operations may be unavailable, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the shipyards with which we contract were affected by an outbreak of infectious disease, repairs of our vessels as well as new construction may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

Our clients, such as the Corps, private clients and other federal or state agencies, have been impacted by the COVID-19 pandemic, and if prolonged, these impacts may lead to cancelations or delays in projects. Funds for dredging projects may also be diverted for public health, economic, or other priorities. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business as a result of its effect on global economies and financial markets, including any recession or economic downturn that has occurred or may occur in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Document Description

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL")*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

*	Filed herewith
**	Furnished herewith

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

Date:  May 5, 2020