Form 10-Q
period 2020-06-30
Great Lakes Dredge & Dock CORP
filed 2020-08-04
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 29, 2020, 64,946,952 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2020

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,527	$186,995
Accounts receivable—net	33,894	19,785
Contract revenues in excess of billings	20,436	22,560
Inventories	30,377	30,189
Prepaid expenses and other current assets	29,602	41,183
Total current assets	347,836	300,712

PROPERTY AND EQUIPMENT—Net	374,327	374,596
OPERATING LEASE ASSETS	71,316	72,612
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	65,671	61,126
ASSETS HELD FOR SALE— Noncurrent	3,970	3,970
OTHER	8,372	7,960
TOTAL	$948,068	$897,552

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,376	$76,091
Accrued expenses	44,938	51,225
Operating lease liabilities	20,069	21,351
Billings in excess of contract revenues	55,087	55,266
Total current liabilities	196,470	203,933

LONG-TERM DEBT	323,289	322,843
OPERATING LEASE LIABILITIES—Noncurrent	51,390	51,131
DEFERRED INCOME TAXES	48,926	35,740
OTHER	6,991	4,506
Total liabilities	627,066	618,153

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 64,947 and 64,283 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	6	6
Additional paid-in capital	304,531	302,189
Retained earnings (accumulated deficit)	19,856	(23,091)
Accumulated other comprehensive income (loss)	(3,391)	295
Total equity	321,002	279,399
TOTAL	$948,068	$897,552

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Contract revenues	$167,920	$184,811	$385,615	$377,448
Costs of contract revenues	134,904	147,325	284,125	290,085
Gross profit	33,016	37,486	101,490	87,363
General and administrative expenses	14,804	14,613	30,375	29,438
(Gain) loss on sale of assets—net	(39)	81	(184)	360
Operating income	18,251	22,792	71,299	57,565
Interest expense—net	(6,725)	(7,188)	(13,355)	(14,739)
Other income (expense)	565	123	(556)	295
Income from continuing operations before income taxes	12,091	15,727	57,388	43,121
Income tax provision	(3,131)	(4,230)	(14,441)	(11,076)
Income from continuing operations	8,960	11,497	42,947	32,045
Loss from discontinued operations, net of income taxes	—	(3,251)	—	(6,631)
Net income	$8,960	$8,246	$42,947	$25,414

Basic earnings per share attributable to continuing operations	$0.14	$0.18	$0.66	$0.51
Basic loss per share attributable to discontinued operations, net of tax	—	(0.05)	—	(0.10)
Basic earnings per share	$0.14	$0.13	$0.66	$0.41
Basic weighted average shares	64,864	63,605	64,659	63,243

Diluted earnings per share attributable to continuing operations	$0.14	$0.18	$0.65	$0.50
Diluted loss per share attributable to discontinued operations, net of tax	—	(0.05)	—	(0.10)
Diluted earnings per share	$0.14	$0.13	$0.65	$0.40
Diluted weighted average shares	65,758	64,990	65,802	64,654

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$8,960	$8,246	$42,947	$25,414
Net unrealized (gain) loss on derivatives—net of tax (1)	3,440	237	(3,686)	2,977
Comprehensive income	$12,400	$8,483	$39,261	$28,391

(1)

Net of income tax benefit of $1,162 and $84 for the three months ended June 30, 2020 and 2019, respectively. Net of income tax (provision) benefit of $(1,255) and $1,055 for the six months ended June 30, 2020 and 2019, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

						Retained	Accumulated
	Shares of		Shares of		Additional	Earnings	Other
	Common	Common	Treasury	Treasury	Paid-In	(Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Total

BALANCE—January 1, 2020	64,283	$6	—	$—	$302,189	$(23,091)	$295	$279,399

Share-based compensation	61	—	—	—	3,130	—	—	3,130
Vesting of restricted stock units and impact of shares withheld for taxes	412	—	—	—	(2,106)	—	—	(2,106)
Exercise of options and purchases from employee stock plans	191	—	—	—	1,318	—	—	1,318
Net income	—	—	—	—	—	42,947	—	42,947
Other comprehensive loss—net of tax	—	—	—	—	—	—	(3,686)	(3,686)
BALANCE—June 30, 2020	64,947	$6	—	$—	$304,531	$19,856	$(3,391)	$321,002

BALANCE—January 1, 2019	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	2,802	—	2,802
Share-based compensation	45	—	—	—	4,530	—	—	4,530
Vesting of restricted stock units and impact of shares withheld for taxes	554	—	—	—	(2,929)	—	—	(2,929)
Exercise of options and purchases from employee stock plans	618	—	—	—	3,756	—	—	3,756
Cancellation of treasury stock	(278)	—	278	1,433	(1,173)	(261)	—	—
Net income	—	—	—	—	—	25,414	—	25,414
Other comprehensive income—net of tax	—	—	—	—	—	—	2,977	2,977
BALANCE—June 30, 2019	63,769	$6	—	$—	$299,320	$(47,016)	$(832)	$251,478

						Retained	Accumulated
	Shares of		Shares of		Additional	Earnings	Other
	Common	Common	Treasury	Treasury	Paid-In	(Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Total

BALANCE—March 31, 2020	64,795	$6	—	$—	$302,558	$10,896	$(6,831)	$306,629

Share-based compensation	22	—	—	—	1,455	—	—	1,455
Vesting of restricted stock units and impact of shares withheld for taxes	24	—	—	—	(178)	—	—	(178)
Exercise of options and purchases from employee stock plans	106	—	—	—	696	—	—	696
Net income	—	—	—	—	—	8,960	—	8,960
Other comprehensive income—net of tax	—	—	—	—	—	—	3,440	3,440
BALANCE—June 30, 2020	64,947	$6	—	$—	$304,531	$19,856	$(3,391)	$321,002

BALANCE—March 31, 2019	63,600	$6	(278)	$(1,433)	$296,774	$(55,001)	$(1,069)	$239,277

Share-based compensation	14	—	—	—	2,329	—	—	2,329
Vesting of restricted stock units and impact of shares withheld for taxes	101	—	—	—	(741)	—	—	(741)
Exercise of options and purchases from employee stock plans	332	—	—	—	2,130	—	—	2,130
Cancellation of treasury stock	(278)	—	278	1,433	(1,173)	(261)	—	—
Net income	—	—	—	—	—	8,246	—	8,246
Other comprehensive income—net of tax	—	—	—	—	—	—	237	237
BALANCE—June 30, 2019	63,769	$6	—	$—	$299,320	$(47,016)	$(832)	$251,478

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$42,947	$25,414
Loss from discontinued operations, net of income taxes	—	(6,631)
Income from continuing operations	$42,947	$32,045
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	18,707	18,001
Deferred income taxes	14,441	11,179
(Gain) loss on sale of assets	(184)	360
Amortization of deferred financing fees	805	1,941
Share-based compensation expense	3,130	3,619
Changes in assets and liabilities:
Accounts receivable	(14,109)	14,012
Contract revenues in excess of billings	2,123	(13,207)
Inventories	(4,733)	(1,300)
Prepaid expenses and other current assets	10,733	870
Accounts payable and accrued expenses	(8,229)	10,044
Billings in excess of contract revenues	(179)	32,817
Other noncurrent assets and liabilities	2,008	1,404
Net cash flows provided by operating activities from continuing operations	67,460	111,785
Net cash flows used in operating activities of discontinued operations	—	(5,814)
Cash provided by operating activities	67,460	105,971

INVESTING ACTIVITIES:
Purchases of property and equipment	(21,076)	(24,316)
Proceeds from dispositions of property and equipment	936	5,516
Net cash flows used in investing activities of continuing operations	(20,140)	(18,800)
Net cash flows provided by investing activities of discontinued operations	—	17,198
Cash used in investing activities	(20,140)	(1,602)

	Six Months Ended
	June 30,
	2020	2019
FINANCING ACTIVITIES:
Deferred financing fees	—	(2,388)
Taxes paid on settlement of vested share awards	(2,106)	(2,929)
Exercise of options and purchases from employee stock plans	1,318	3,756
Repayments of revolving loans	—	(11,500)
Net cash flows used in financing activities of continuing operations	(788)	(13,061)
Net cash flows used in financing activities of discontinued operations	—	(191)
Cash used in financing activities	(788)	(13,252)
Net increase in cash, cash equivalents and restricted cash	46,532	91,117
Cash, cash equivalents and restricted cash at beginning of period	186,995	34,458
Cash, cash equivalents and restricted cash at end of period	$233,527	$125,575

Supplemental Cash Flow Information
Cash paid for interest	$12,548	$12,963
Cash paid for income taxes	$175	$168

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$4,608	$7,760

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2020 and December 31, 2019, and its results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019 have been included.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus (COVID-19) pandemic which, among other things, includes various tax provisions relating to refundable payroll tax credits, deferment of the employer side of certain payroll taxes and social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has elected to defer the employer side of certain payroll taxes and is continually assessing the financial impact of these tax-related changes. As of June 30, 2020, the Company has not been significantly impacted by COVID-19 but the uncertainty that surrounds this virus means that the Company must continue to monitor and assess any potential future impact on the Company’s business, financial condition and results of operations.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2020	2019	2020	2019

Income from continuing operations	$8,960	$11,497	$42,947	$32,045
Loss from discontinued operations, net of income taxes	—	(3,251)	—	(6,631)
Net income	8,960	8,246	42,947	25,414

Weighted-average common shares outstanding — basic	64,864	63,605	64,659	63,243
Effect of stock options and restricted stock units	894	1,385	1,143	1,411

Weighted-average common shares outstanding — diluted	65,758	64,990	65,802	64,654

Earnings per share from continuing operations — basic	$0.14	$0.18	$0.66	$0.51
Earnings per share from continuing operations — diluted	$0.14	$0.18	$0.65	$0.50

For the six months ended June 30, 2019, 33 stock options (“NQSOs”) and restricted stock units (“RSUs”) were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3.	Accrued expenses

Accrued expenses at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019

Insurance	$14,508	$15,702
Payroll and employee benefits	9,055	16,859
Contract reserves	4,161	6,248
Fuel hedge contracts	4,093	—
Interest	3,285	3,284
Income and other taxes	1,674	1,597
Other	8,162	7,535
Total accrued expenses	$44,938	$51,225

4.	Long-term debt

Credit agreement

As of June 30, 2020 and December 31, 2019, the Company had no borrowings outstanding under our $200,000 amended and restated revolving credit and security agreement (as amended, the “Amended Credit Agreement”). There were $30,767 and $35,779 of letters of credit outstanding and $168,870 and $163,729 of availability under the Amended Credit Agreement as of June 30, 2020 and December 31, 2019, respectively. The availability under the Amended Credit Agreement is suppressed by $362 and $492 as of June 30, 2020 and December 31, 2019, respectively, as a result of certain limitations set forth in the Amended Credit Agreement.

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

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,093	$—	$4,093	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$849	$—	$849	$—

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices could have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s typical goal is to hedge approximately 80% of the fuel requirements for work in domestic backlog. Due to the current economic environment, fuel prices are at record lows. As a result, the Company has currently adjusted hedging to 100% of the fuel requirements for work in the domestic backlog.

As of June 30, 2020, the Company was party to various swap arrangements to hedge the price of its diesel fuel purchase requirements for work in its backlog to be performed through March 2021. As of June 30, 2020, there were 7.4 million gallons remaining on these contracts which represent approximately 100% of the Company’s forecasted domestic fuel purchases through March 2021. Under these swap agreements, the Company will pay fixed prices ranging from $1.12 to $2.01 per gallon.

At June 30, 2020, the fair value liability of the fuel hedge contracts was estimated to be $4,093, and is recorded in accrued expenses. At December 31, 2019, the fair value asset of the fuel hedge contracts was estimated to be $849, and is recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2020 were $3,828. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2020 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of June 30, 2020 and December 31, 2019 is as follows:

		Fair Value at
		June 30,	December 31,
	Balance Sheet Location	2020	2019
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$—	$849

Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$4,093	$—

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Derivatives:
Reclassification of derivative losses to earnings—net of tax	2,490	295	3,828	1,186
Change in fair value of derivatives—net of tax	950	(58)	(7,514)	1,791
Total other comprehensive income (loss)	$3,440	$237	$(3,686)	$2,977

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Location	2020	2019	2020	2019
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$3,340	$399	$5,132	$1,606
	Income tax benefit	850	104	1,304	420
		$2,490	$295	$3,828	$1,186

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at June 30, 2020 (see Note 4, Long-term debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $333,125 at June 30, 2020, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the six months ended June 30, 2020, the Company granted 790 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,455 and $1,619 for the three months ended June 30, 2020 and 2019, respectively. Compensation cost charged to expense related to share-based compensation arrangements was $3,130 and $3,619 for the six months ended June 30, 2020 and 2019, respectively.
7.	Revenue

At June 30, 2020, the Company had $423,403 of remaining performance obligations, which the Company refers to as total backlog. Approximately 72% of the Company’s backlog will be completed in 2020 with the remaining balance expected to be completed in 2021.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2020	2019	2020	2019
Dredging:
Capital—U.S.	$63,440	$59,406	$146,989	$152,150
Capital—foreign	3,981	18,640	10,843	26,969
Coastal protection	56,038	58,195	135,888	91,938
Maintenance	41,968	30,188	84,353	59,837
Rivers & lakes	2,493	18,382	7,542	46,554
Total revenues	$167,920	$184,811	$385,615	$377,448

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2020	2019	2020	2019
Dredging:
Federal government	$133,496	$126,804	$299,263	$296,959
State and local government	29,693	36,469	72,025	50,572
Private	750	2,898	3,484	2,948
Foreign	3,981	18,640	10,843	26,969
Total revenues	$167,920	$184,811	$385,615	$377,448

Contract balances

Accounts receivable at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Completed contracts	$10,933	$3,444
Contracts in progress	17,616	9,490
Retainage	5,909	7,415
	34,458	20,349
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$33,894	$19,785

The components of contracts in progress at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$159,952	$104,620
Amounts billed	(143,369)	(86,074)
Costs and earnings in excess of billings for contracts in progress	16,583	18,546
Costs and earnings in excess of billings for completed contracts	5,965	6,126
Total contract revenues in excess of billings	$22,548	$24,672

Current portion of contract revenues in excess of billings	$20,436	$22,560
Long-term contract revenues in excess of billings	2,112	2,112
Total contract revenues in excess of billings	$22,548	$24,672

Billings in excess of costs and earnings:
Amounts billed	$(640,705)	$(628,491)
Costs and earnings for contracts in progress	585,618	573,225
Total billings in excess of contract revenues	$(55,087)	$(55,266)

At June 30, 2020 and December 31, 2019, costs to fulfill a contract with a customer recognized as an asset were $6,048 and $10,300, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three and six months ended June 30, 2020 and 2019, the Company amortized $3,612 and $8,804 and $2,998 and $5,749, respectively, of pre-construction costs.
8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2020, the Company had outstanding performance bonds with a notional amount of approximately $1,046,175 of which $17,401 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $345,584.

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

Pursuant to the terms of sale of its historical demolition business, the Company received an indemnification commitment from the buyer for losses resulting from the bonding arrangement. In April 2020, the Court granted the Company’s motion for entry of final judgment in the amount of $21,934 based upon the buyer’s default of its obligations to indemnify the Company for losses resulting from the bonding arrangement. In May 2020, the Court entered that final judgment, and in June 2020, Defendants filed a notice of appeal from that judgment. The Company cannot estimate the amount or range of collectible recoveries related to the indemnification. It does, however, intend to oppose the appeal and aggressively pursue collection from the buyer for such payment.

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

The results of the historical environmental & infrastructure businesses have been reported in discontinued operations as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019

Revenue	$15,856	$25,040

Loss before income taxes from discontinued operations	(2,044)	(6,237)
Loss on disposal of assets held for sale	(2,315)	(2,630)
Income tax benefit	1,108	2,236
Loss from discontinued operations, net of income taxes	$(3,251)	$(6,631)

10.Subsequent Events

On August 4, 2020, the Company announced a share repurchase program approved by the board of directors of the Company, authorizing, but not obligating, the repurchase of up to an aggregate amount of $75,000,000 of its common stock.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2019, in Item 1A. “Risk Factors” of Great Lakes Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in other securities filings by Great Lakes with the SEC.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2020, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 78% of dredging revenues, above the Company’s prior three year average of 74%.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread worldwide and to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and on March 13, 2020 the United States declared a national emergency in response to the coronavirus outbreak. This outbreak has severely impacted global economic activity and many countries and states in the United States have reacted by instituting quarantines, mandating school and business closures and limiting travel.

On March 28, 2020, dredging was specifically listed in the U.S. Department of Homeland Security’s “Advisory Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response” which federally designates the Company as an essential business or “critical infrastructure” company that can maintain operations during the ongoing pandemic. As mentioned above, the Company’s largest domestic dredging customer is the Corps; the Corps oversees the majority of these critical infrastructure projects and, in this capacity, has continued to follow their bid schedule and prioritize all types of dredging including port maintenance and expansion and coastal protection projects that are necessary to avoid potential storm damage during the upcoming hurricane season. Despite the current uncertainty surrounding COVID-19, to date, the Corps is continuing to advertise new projects and the Company’s project work is largely uninterrupted.

Senior management regularly meets to update contingency plans and address the challenges related to maintaining operations in this evolving economic environment. The Company’s primary focus has been the health and safety of its employees. The Company has implemented new paid leave policies and additional sanitary and safety measures to mitigate the risk of infection to employees. On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary and social distancing measures. Although we have had crew members on certain of our vessels contract COVID-19, such instances have not to date had a material impact on our business. Since March, the Company’s corporate employees have effectively transitioned to a remote working environment and have discontinued non-essential travel to follow recommended physical and social distancing guidelines in order to reduce the risk of infection. The Company is following the protocols published by the U.S. Centers for Disease Control and Prevention, the World Health Organization and state and local governments. As the Company’s employees, customers and communities are facing significant challenges, the Company cannot predict how COVID-19 will evolve or the impact it, or actions taken to contain it, will have on future results. As of June 30, 2020, the Company’s business has not been significantly impacted by COVID-19, but the Company will be continually evaluating safety and operational contingency plans and the impact that this evolving environment has on the Company’s business and operations.  For more information, see “Item 1A. Risk Factors – A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.

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

The Company’s vessels are subject to periodic dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels dry-dock every two to three years or every five years, depending on the vessel type and also on an as-needed basis for occasional unscheduled repairs. As expected, the Company experienced significant dry dock inspections in the second quarter of 2020 which will continue into the third quarter.

Results of operations

The following tables set forth the components of net income and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(80.3)	(79.7)	(73.7)	(76.9)
Gross profit	19.7	20.3	26.3	23.1
General and administrative expenses	8.8	7.9	7.9	7.8
(Gain) loss on sale of assets—net	—	—	—	0.1
Operating income	10.9	12.4	18.4	15.2
Interest expense—net	(4.0)	(3.9)	(3.5)	(3.9)
Other income (expense)	0.3	0.1	(0.1)	0.1
Income from continuing operations before income taxes	7.2	8.6	14.8	11.4
Income tax provision	(1.9)	(2.3)	(3.7)	(2.9)
Income from continuing operations	5.3	6.3	11.1	8.5
Loss from discontinued operations, net of income taxes	—	(1.8)	—	(1.8)
Net income	5.3	4.5	11.1	6.7

Adjusted EBITDA from continuing operations	16.7%	17.3%	23.2%	20.1%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands)
Income from continuing operations	8,960	11,497	42,947	32,045
Adjusted for:
Interest expense—net	6,725	7,188	13,355	14,739
Income tax provision	3,131	4,230	14,441	11,076
Depreciation and amortization	9,256	9,096	18,707	18,001
Adjusted EBITDA from continuing operations	$28,072	$32,011	$89,450	$75,861

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2020	2019	Change	2020	2019	Change
Dredging:
Capital—U.S.	$63,440	$59,406	6.8%	$146,989	$152,150	(3.4)%
Capital—foreign	3,981	18,640	(78.6)%	10,843	26,969	(59.8)%
Coastal protection	56,038	58,195	(3.7)%	135,888	91,938	47.8%
Maintenance	41,968	30,188	39.0%	84,353	59,837	41.0%
Rivers & lakes	2,493	18,382	(86.4)%	7,542	46,554	(83.8)%
Total revenues	$167,920	$184,811	(9.1)%	$385,615	$377,448	2.2%

Total revenue was $167.9 million for the three months ended June 30, 2020, down $16.9 million, or 9%, from $184.8 million for the same period in the prior year. For the three months ended June 30, 2020, the Company experienced a decrease in coastal protection, rivers & lakes and foreign capital revenues as compared to the same period in the prior year. This decrease was partially offset by an increase in domestic capital and maintenance revenues during the current period as compared to the same period in the prior year. For the six months ended June 30, 2020, total revenue was $385.6 million, up from revenue of $377.4 million for the same period in the prior year, representing an increase of $8.2 million or 2%. For the six months ended June 30, 2020, the Company experienced an increase in coastal protection and maintenance revenues as compared to the same period in the prior year. This increase was partially offset by a decrease in domestic capital, rivers & lakes and foreign capital revenues during the current period as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the quarter ended June 30, 2020, domestic capital dredging revenue was $63.4 million, up $4.0 million, or 7%, compared to $59.4 million for the same period in 2019. For the three months ended June 30, 2020, the increase in domestic capital dredging revenue was primarily driven by a greater amount of revenue earned on the deepening project in Charleston and a coastal restoration project in Mississippi in the current year when compared to the prior year period. This increase was partially offset by a greater amount of revenue earned on a deepening project in Jacksonville during the prior year period as compared to the current year. For the six months ended June 30, 2020, domestic capital dredging revenue was $147.0 million compared to $152.2 million for the same period in 2019, representing a decrease of $5.2 million, or 3%. For the six months ended June 30, 2020, the lower domestic capital dredging revenue was primarily driven by lower revenue earned from deepening projects in Tampa and Jacksonville as well as a greater amount of revenue earned on a deepening project on the Delaware River during the prior year as compared to the same period in the current year. This decrease was partially offset by a greater amount of revenue earned on coastal restoration projects and the deepening projects in Charleston and Corpus Christi during the six months ended June 30, 2020.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the second quarter of 2020, foreign capital revenue was $4.0 million, down $14.6 million, as compared to $18.6 million in the same quarter in the prior year. Foreign capital revenue for the first half of 2020 was $10.8 million which is $16.2 million, or 60%, lower than revenue of $27.0 million for the same period of the prior year. The decrease in revenue for the three and six months ended June 30, 2020 was driven by a decrease in revenue earned on a project in Bahrain that commenced during the first quarter of 2019.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended June 30, 2020 was $56.0 million, a decrease of $2.2 million, or 4%, compared to $58.2 million in the prior year period. The decrease in coastal protection revenues for the three months ended June 30, 2020 was mostly attributable to a greater amount of revenue earned on projects in North and South Carolina in the prior year period when compared to the current year. This decrease was partially offset by revenue earned on projects in Florida and Virginia in the current year. Coastal protection revenue for the six months ended June 30, 2020 was $135.9 million, representing an increase of $44.0 million or 48%, from $91.9 million for the six months ended June 30, 2019. The increase in coastal protection revenue for the six months ended June 30, 2020 was mostly attributable to a greater amount of revenue earned on projects in Florida and Virginia in the current year as compared to the same period in the prior year. This increase was partially offset by a greater amount of revenue earned on projects in New York, New Jersey and North Carolina during the same period in the prior year when compared to the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the second quarter of 2020 was $42.0 million, up $11.8 million, or 39%, from $30.2 million in the second quarter of 2019. The increase in maintenance revenues for the three months ended June 30, 2020 was mostly attributable to a greater amount of revenue earned on projects in Maryland, Texas and Virginia. This increase was partially offset by revenue earned on a project in Florida in the prior year and revenue on a project in South Carolina that did not repeat during the current year. Maintenance revenue for the six months ended June 30, 2020 was $84.4 million, an increase of $24.6 million, or 41%, compared to $59.8 million for the comparable period in the prior year. The increase in maintenance dredging revenue for the six months ended June 30, 2020 was mostly attributable to revenue earned on projects in Maryland and Virginia. This increase was partially offset by greater revenue earned on projects in North Carolina and Florida in the prior year when compared to the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the second quarter of 2020, rivers & lakes revenue was $2.5 million, a decrease of $15.9 million, or 86%, from $18.4 million during the same period of 2019. Rivers & lakes revenue for the six months ended June 30, 2020 was $7.5 million, down $39.1 million, or 84%, from $46.6 million for the same period in the prior year. The decrease in rivers & lakes revenue for the three and six months ended June 30, 2020 was mostly attributable to a greater amount of revenue earned during the prior year periods on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as a project in Louisiana, when compared to the current year.

Consolidated gross profit for the quarter ended June 30, 2020 was $33.0 million, down $4.5 million, or 12% compared to $37.5 million in the same quarter of 2019. Gross profit margin for the three months ended June 30, 2020 was 19.7% compared to 20.3% in the second quarter of 2019. The lower gross profit experienced for the three months ended June 30, 2020 was driven by an increase in vessel dry dockings in the current period, higher profitability from maintenance projects in the prior year period and a lower number of rivers and lakes dredging projects in the current year period as compared to the prior year. This was offset by higher profitability from coastal protection and domestic capital dredging projects in the current year. Consolidated gross profit for the six months ended June 30, 2020 was $101.5 million, up $14.1 million, or 16%, compared to $87.4 million in the same period of the prior year. Gross profit margin for the six months ended June 30, 2020 was up to 26.3% from 23.2% in the six months ended June 30, 2019. The higher gross profit experienced for the six months ended June 30, 2020 was driven by an increase in the profitability of the Company’s coastal protection dredging projects in the first quarter of 2020. In addition, in the first quarter of 2020, most of the Company’s dredges worked a busier than usual schedule, which contributed to the higher gross profit margin for the first half of 2020.

During the three and six months ended June 30, 2020, general and administrative expenses were $14.8 million and $30.4 million, respectively, compared to the same periods in prior year in which the three and six months totaled $14.6 million and $29.4 million, respectively. General and administrative expenses increased by $0.2 million and $1.0 million for the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year. The increase in general and administrative expenses for the quarter was due to increased relocation and legal and office expenses, partially offset by decreased incentive pay. The increase in general and administrative expenses for the six months ended June 30, 2020 over the same period in the prior year was driven by an increase in relocation and legal and office expenses, partially offset by a decrease in employee benefits.

Operating income for the second quarter of 2020 was $18.3 million, down $4.5 million compared to operating income of $22.8 million for the same quarter in 2019. The decrease in operating income for the second quarter of 2020 was a result of higher gross profit in the prior period, primarily due to fewer dry dockings in the prior period as discussed above, as compared to the same period in the current year. Operating income for the six months ended June 30, 2020 was $71.3 million, up $13.7 million from operating income of $57.6 million in the same prior year period. The change in operating income for the first half of 2020 was a result of higher gross profit partially offset by higher general and administrative expense compared to the same period in the prior year, as described above. Additionally, an increase of $0.5 million in gain on sale of assets contributed to the increase in operating income in the current year.

For the three months ended June 30, 2020, net interest expense was $6.7 million, down $0.5 million, or 7%, from $7.2 million for the same period in the prior year. The decrease in interest expense for the three months ended June 30, 2020 was attributable to a decrease of $0.5 million in extinguishment of debt and $0.2 million of amortization of deferred financing fees when compared to the prior year period. Additionally, $0.2 million of capitalized interest contributed to the decrease in the current year period when compared to the prior year period. These decreases were offset by a $0.4 million decrease in interest income when comparing the current year to the same period in the prior year. Net interest expense for the six months ended June 30, 2020 was $13.4 million, down $1.3 million, or 9%, from interest expense of $14.7 million for the same period in the prior year. The decrease in interest expense for the three months ended June 30, 2020 was attributable to a decrease of $0.5 million in extinguishment of debt and $0.6 million of amortization of deferred financing fees when compared to the prior year period. Additionally, $0.2 million of capitalized interest contributed to the decrease in the current year when compared to the prior year. These decreases were offset by a $0.1 million decrease in interest income when comparing the current year to the same period in the prior year.

Income tax provision for the three months ended June 30, 2020 was $3.1 million compared to an income tax provision of $4.2 million for the same period in the prior year. For the six months ended June 30, 2020 and 2019, the Company had an income tax provision of $14.4 million and an income tax provision of $11.1 million, respectively. The effective tax rate for the six months ended June 30, 2020 was 25.2%, mostly in line with the effective tax rate of 25.7% for the same period of 2019.

Net income from continuing operations for the quarter ended June 30, 2020 was $9.0 million, down $2.5 million, or 22%, from $11.5 million in the same quarter in the prior year. Diluted earnings per share attributable to continuing operations was $0.14 for the three months ended June 30, 2020, compared to $0.18 for the three months ended June 30, 2019. The decrease in net income from continuing operations for the three months ended June 30, 2020 was driven by the decrease in gross profit as described above. This decrease was partially offset by a $0.4 million increase in other income, a decrease of $0.5 million in interest expense, as described above, and a $1.1 million decrease in income tax provision during the current year when compared to the same period in the prior year. Net income from continuing operations for the six months ended June 30, 2020 was $42.9 million, up $10.9 million, or 34%, from $32.0 million for the same period in the prior year. Diluted earnings per share attributable to continuing operations were $0.65 and $0.50 for the six months ended June 30, 2020 and 2019, respectively. The increase in net income from continuing operations for the six months ended June 30, 2020 was driven by the increase to gross profit, a decrease in interest expense and an increase of $0.5 million in gain on sale of assets, as described above. This increase was partially offset by a $0.9 million increase to general and administrative expense, $0.9 million increase in operating expense and a $3.3 million increase in income tax provision during the current year when compared to the same period in the prior year.

Adjusted EBITDA from continuing operations (as defined on page 19) for the quarter ended June 30, 2020 was $28.1 million, down $3.9 million, or 12%, from $32.0 million in the same quarter in the prior year. The change in Adjusted EBITDA from continuing operations during the second quarter of 2020 was driven by the change in gross profit, excluding depreciation. This decrease was offset by an increase of $0.4 million of other income when comparing the current year to the same period in the prior year. For the six months ended June 30, 2020, Adjusted EBITDA from continuing operations was $89.5 million, up $13.6 million, or 18%, from Adjusted EBITDA from continuing operations of $75.9 million for the same prior year period. The change in Adjusted EBITDA from continuing operations during the first six months of 2020 was attributable to higher gross profit, excluding depreciation, as described above, when compared to the prior year. These positive factors were partially offset by higher general & administrative expenses, as described above, and $0.9 million of other expense incurred during the first half of 2020.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2020	2019	2019
Dredging:
Capital - U.S.	$345,901	$347,377	$311,380
Capital - foreign	19,717	30,571	49,014
Coastal protection	21,967	141,039	67,368
Maintenance	25,782	60,891	39,224
Rivers & lakes	10,036	9,528	31,103
Total Backlog	$423,403	$589,406	$498,089

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 64% of the Company’s June 30, 2020 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. As expected, the Company experienced significant dry dock inspections in the second quarter of 2020 which will continue into the third quarter.  Dry dock inspections in the second quarter significantly impacted the ability for vessels under inspection to earn revenue.

The domestic dredging bid market for the quarter ended June 30, 2020 was $428.6 million, a $193.5 million increase compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for two coastal restoration projects in Louisiana, maintenance work on the Ohio and Mississippi River, hopper maintenance work on the West Coast and a capital liquefied natural gas (“LNG”) project in Louisiana. The bid market for the six months ended June 30, 2020 increased compared to the prior year due to a greater amount of domestic capital projects let to bid in the current year. This was partially offset by higher coastal protection, maintenance and rivers and lakes projects awarded in the first half of the prior year. For the contracts awarded in the current year, the Company won 39%, or $115.5 million, of domestic capital projects, 20%, or $10.7 million, of the coastal protection projects, 9%, or $24.9 million, of maintenance projects and 100%, or $13.5 million, of rivers & lakes projects through June 30, 2020. The Company won 26% of the overall domestic bid market for the six months ended June 30, 2020, which is below the Company’s prior three year average of 39%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $423.4 million at June 30, 2020 compared to $589.4 million of backlog at December 31, 2019. These amounts do not reflect approximately $144.8 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2020. At December 31, 2019 the amount of domestic low bids and options pending award was $201.3 million.

Domestic capital dredging backlog at June 30, 2020 was $1.5 million lower than at December 31, 2019. In the six months ended June 30, 2020, the Company was awarded three projects in Louisiana which consisted of two coastal restoration projects of $30 million and $28 million, respectively, and an LNG project for a private client. During the six months ended June 30, 2020, the Company continued to earn revenue on deepening projects in Charleston, Jacksonville and Corpus Christi as well as on a deepening project on the Delaware River and a coastal restoration project in Mississippi. At the end of last year, several LNG petro chemical and crude oil export projects were being developed in the Gulf of Mexico creating the need for port development and navigational channel deepening and widening to accommodate the larger vessels involved in this trade. With the current economic environment in the oil and gas markets, some of these privately funded projects are expected to be impacted and delayed. Government funded projects coming into the pipeline include additional phases of the Charleston, Jacksonville and Corpus Christi deepenings, as well as new deepenings for ports in Mobile, Alabama and the Everglades in Florida. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Foreign capital dredging backlog at June 30, 2020 was $10.9 million lower than at December 31, 2019. During the six months ended June 30, 2020, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2019.

Coastal protection dredging backlog decreased $119.1 million from December 31, 2019. In the six months ended June 30, 2020, the Company was awarded a coastal protection project in New York. During the six months ended June 30, 2020, the Company continued to earn revenue on coastal protection projects in New York, North Carolina, South Carolina and Florida which were in backlog at December 31, 2019. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

Maintenance dredging backlog decreased $35.1 million from December 31, 2019. The Company was awarded an $18 million maintenance project in Maryland and Virginia during the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company continued to earn revenue on projects in Maryland, North Carolina and Florida which were in backlog at December 31, 2019. During the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. Similar to past versions of the bill, WRDA 2018 language calls for full use of the Harbor Maintenance Trust Fund (“HMTF”) for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Additionally, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid throughout 2020 and beyond.

Rivers & lakes backlog at June 30, 2020 was up $0.5 million compared to backlog at December 31, 2019. During the six months ended June 30, 2020, the Company was awarded new work in Texas and Mississippi. For the six months ended June 30, 2020, the Company continued to earn revenue on a large project which was in backlog at December 31, 2019. Additionally, the Company earned revenue on a project in Mississippi during the current year period.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities of continuing operations for the six months ended June 30, 2020 and 2019 totaled $67.5 million and $111.8 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities of continuing operations during the six months ended June 30, 2020 compared to the same period in the prior year was driven by billings and collections on large projects during the prior period as well as an increase in working capital due to an increase in receivables during the current year when compared to the same period in the prior year. Further, this decrease was offset by an increase of $10.9 million in net income from continuing operations in the current period compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the six months ended June 30, 2020 and 2019 totaled $20.1 million and $18.8 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. In the second quarter of 2020, the Company announced and made a down payment for a contract to build a 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first quarter of 2023. Proceeds from dispositions of property and equipment in the prior year period was $5.5 million compared to $0.9 million in the current year.

The Company’s cash flows used in financing activities for the six months ended June 30, 2020 and 2019 totaled $0.8 million and $13.1 million, respectively. The decrease in cash used in financing activities primarily relates to changes in the net repayments on Company’s revolving credit facility in the prior period of $11.5 million compared to none in the current year. On July 31, 2020, the Company’s board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $75.0 million of common stock.

The Company maintains a favorable cash on hand position and revolver availability and as a result is well positioned for changes in the current economic environment. To date, the Company has had no significant operational or financial impact as a result of the ongoing coronavirus (COVID-19) pandemic but will continue to assess the potential economic impact that the virus and pandemic could have on the Company’s operations and liquidity.

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

The market risk of the Company’s financial instruments as of June 30, 2020 has not materially changed since December 31, 2019. The market risk profile of the Company on December 31, 2019 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes, except for the following, during the six months ended June 30, 2020 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor previously disclosed in Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. The COVID-19 pandemic has involved disruptions in and restrictions on our ability to travel, and in the future these disruptions and restrictions could restrict our ability to perform work for future projects in different locations. While to date the COVID-19 pandemic has not had a material impact on our operations, we cannot be certain how our operations may be affected in the short or long term. This uncertainty is partially because the eventual duration of the COVID-19 pandemic is unknown, and may rely on the creation, production and distribution of a vaccine. In the meantime, our ability to respond to COVID-19-related outbreaks is complicated by availability of testing for the presence of COVID-19 (or its related antibodies), delays in receiving test results and false negative or positive test results. Although we have had crew members on certain of our vessels contract COVID-19, such instances have not to date had a material impact on our business. If COVID-19 or a different infectious disease were to have a more widespread outbreak at one or more of our vessels or facilities, our operations may be affected significantly, our productivity may be affected, key personnel necessary to conduct our operations or replacement crew may be unavailable, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the shipyards with which we contract were affected by an outbreak of infectious disease, repairs of our vessels as well as new construction may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Document Description

10.1	Vessel Construction Agreement, dated June 5, 2020 by and between Conrad Shipyard, L.L.C. and Great Lakes Dredge & Dock Company, LLC. (1)*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL")*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

(1) Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

*	Filed herewith
**	Furnished herewith

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

Date:  August 4, 2020