Form 10-Q
period 2020-09-30
Great Lakes Dredge & Dock CORP
filed 2020-11-04
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-33225

Great Lakes Dredge & Dock Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5336063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Parkview Plaza, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

(630) 574-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.0001)	GLDD	Nasdaq Stock Market, LLC

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

As of October 29, 2020, 64,970,532 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2020

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229,725	$186,995
Accounts receivable—net	47,218	19,785
Contract revenues in excess of billings	20,588	22,560
Inventories	32,980	30,189
Prepaid expenses and other current assets	34,220	41,183
Total current assets	364,731	300,712

PROPERTY AND EQUIPMENT—Net	372,847	374,596
OPERATING LEASE ASSETS	66,148	72,612
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	61,416	61,126
ASSETS HELD FOR SALE— Noncurrent	3,970	3,970
OTHER	8,777	7,960
TOTAL	$954,465	$897,552

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,312	$76,091
Accrued expenses	52,112	51,225
Operating lease liabilities	19,019	21,351
Billings in excess of contract revenues	38,154	55,266
Total current liabilities	188,597	203,933

LONG-TERM DEBT	323,512	322,843
OPERATING LEASE LIABILITIES—Noncurrent	47,280	51,131
DEFERRED INCOME TAXES	53,299	35,740
OTHER	8,878	4,506
Total liabilities	621,566	618,153

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 64,645 and 64,283 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	6	6
Additional paid-in capital	305,070	302,189
Retained earnings (accumulated deficit)	30,335	(23,091)
Accumulated other comprehensive income (loss)	(2,512)	295
Total equity	332,899	279,399
TOTAL	$954,465	$897,552

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Contract revenues	$175,841	$169,775	$561,456	$547,223
Costs of contract revenues	139,490	137,942	423,615	428,027
Gross profit	36,351	31,833	137,841	119,196
General and administrative expenses	14,888	13,488	45,263	42,926
Proceeds from loss of use claim	(1,723)	—	(1,723)	—
(Gain) loss on sale of assets—net	—	(27)	(184)	333
Operating income	23,186	18,372	94,485	75,937
Interest expense—net	(6,719)	(6,335)	(20,074)	(21,074)
Other income (expense)	156	(22)	(400)	273
Income from continuing operations before income taxes	16,623	12,015	74,011	55,136
Income tax provision	(4,076)	(3,204)	(18,517)	(14,280)
Income from continuing operations	12,547	8,811	55,494	40,856
Loss from discontinued operations, net of income taxes	—	(859)	—	(7,490)
Net income	$12,547	$7,952	$55,494	$33,366

Basic earnings per share attributable to continuing operations	$0.19	$0.14	$0.86	$0.64
Basic loss per share attributable to discontinued operations, net of tax	—	(0.02)	—	(0.12)
Basic earnings per share	$0.19	$0.12	$0.86	$0.52
Basic weighted average shares	64,860	63,861	64,726	63,449

Diluted earnings per share attributable to continuing operations	$0.19	$0.14	$0.84	$0.63
Diluted loss per share attributable to discontinued operations, net of tax	—	(0.02)	—	(0.12)
Diluted earnings per share	$0.19	$0.12	$0.84	$0.51
Diluted weighted average shares	65,894	65,071	65,861	64,860

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$12,547	$7,952	$55,494	$33,366
Net unrealized (gain) loss on derivatives—net of tax (1)	879	(160)	(2,807)	2,817
Comprehensive income	$13,426	$7,792	$52,687	$36,183

(1)

Net of income tax (provision) benefit of $296 and $(57) for the three months ended September 30, 2020 and 2019, respectively. Net of income tax (provision) benefit of $(959) and $998 for the nine months ended September 30, 2020 and 2019 respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

						Retained	Accumulated
	Shares of		Shares of		Additional	Earnings	Other
	Common	Common	Treasury	Treasury	Paid-In	(Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Total

BALANCE—January 1, 2020	64,283	$6	—	$—	$302,189	$(23,091)	$295	$279,399

Share-based compensation	80	—	—	—	4,891	—	—	4,891
Vesting of restricted stock units and impact of shares withheld for taxes	432	—	—	—	(2,174)	—	—	(2,174)
Exercise of options and purchases from employee stock plans	275	—	—	—	1,956	—	—	1,956
Repurchase of common stock	(425)	—	—	—	(1,792)	(2,068)	—	(3,860)
Net income	—	—	—	—	—	55,494	—	55,494
Other comprehensive loss—net of tax	—	—	—	—	—	—	(2,807)	(2,807)
BALANCE—September 30, 2020	64,645	$6	—	$—	$305,070	$30,335	$(2,512)	$332,899

BALANCE—January 1, 2019	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	2,802	—	2,802
Share-based compensation	60	—	—	—	6,720	—	—	6,720
Vesting of restricted stock units and impact of shares withheld for taxes	605	—	—	—	(3,164)	—	—	(3,164)
Exercise of options and purchases from employee stock plans	699	—	—	—	4,355	—	—	4,355
Cancellation of treasury stock	(278)	—	278	1,433	(1,173)	(261)	—	—
Net income	—	—	—	—	—	33,366	—	33,366
Other comprehensive income—net of tax	—	—	—	—	—	—	2,817	2,817
BALANCE—September 30, 2019	63,916	$6	—	$—	$301,874	$(39,064)	$(992)	$261,824

						Retained	Accumulated
	Shares of		Shares of		Additional	Earnings	Other
	Common	Common	Treasury	Treasury	Paid-In	(Accumulated	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Total

BALANCE—July 1, 2020	64,947	$6	—	$—	$304,531	$19,856	$(3,391)	$321,002

Share-based compensation	19	—	—	—	1,761	—	—	1,761
Vesting of restricted stock units and impact of shares withheld for taxes	20	—	—	—	(68)	—	—	(68)
Exercise of options and purchases from employee stock plans	84	—	—	—	638	—	—	638
Repurchase of common stock	(425)	—			(1,792)	(2,068)	—	(3,860)
Net income	—	—	—	—	—	12,547	—	12,547
Other comprehensive income—net of tax	—	—	—	—	—	—	879	879
BALANCE—September 30, 2020	64,645	$6	—	$—	$305,070	$30,335	$(2,512)	$332,899

BALANCE—July 1, 2019	63,769	$6	—	$—	$299,320	$(47,016)	$(832)	$251,478

Share-based compensation	15	—	—	—	2,190	—	—	2,190
Vesting of restricted stock units and impact of shares withheld for taxes	51	—	—	—	(235)	—	—	(235)
Exercise of options and purchases from employee stock plans	81	—	—	—	599	—	—	599
Net income	—	—	—	—	—	7,952	—	7,952
Other comprehensive loss—net of tax	—	—	—	—	—	—	(160)	(160)
BALANCE—September 30, 2019	63,916	$6	—	$—	$301,874	$(39,064)	$(992)	$261,824

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$55,494	$33,366
Loss from discontinued operations, net of income taxes	—	(7,490)
Income from continuing operations	$55,494	$40,856
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	27,584	26,772
Deferred income taxes	18,517	14,382
(Gain) loss on sale of assets	(184)	333
Amortization of deferred financing fees	1,208	2,344
Share-based compensation expense	4,891	5,234
Changes in assets and liabilities:
Accounts receivable	(27,379)	33,736
Contract revenues in excess of billings	1,971	(7,430)
Inventories	(3,080)	(1,178)
Prepaid expenses and other current assets	6,115	454
Accounts payable and accrued expenses	4,707	13,384
Billings in excess of contract revenues	(17,112)	51,594
Other noncurrent assets and liabilities	3,264	1,556
Net cash flows provided by operating activities from continuing operations	75,996	182,037
Net cash flows used in operating activities of discontinued operations	—	(8,757)
Cash provided by operating activities	75,996	173,280

INVESTING ACTIVITIES:
Purchases of property and equipment	(30,124)	(37,608)
Proceeds from dispositions of property and equipment	936	5,557
Net cash flows used in investing activities of continuing operations	(29,188)	(32,051)
Net cash flows provided by investing activities of discontinued operations	—	18,056
Cash used in investing activities	(29,188)	(13,995)

	Nine Months Ended
	September 30,
	2020	2019
FINANCING ACTIVITIES:
Deferred financing fees	—	(2,388)
Taxes paid on settlement of vested share awards	(2,174)	(3,164)
Exercise of options and purchases from employee stock plans	1,956	4,355
Repurchase of common stock	(3,860)	—
Repayments of revolving loans	—	(11,500)
Net cash flows used in financing activities of continuing operations	(4,078)	(12,697)
Net cash flows used in financing activities of discontinued operations	—	(191)
Cash used in financing activities	(4,078)	(12,888)
Net increase in cash, cash equivalents and restricted cash	42,730	146,397
Cash, cash equivalents and restricted cash at beginning of period	186,995	34,458
Cash, cash equivalents and restricted cash at end of period	$229,725	$180,855

Supplemental Cash Flow Information
Cash paid for interest	$12,659	$12,396
Cash paid for income taxes	$385	$344

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$2,958	$4,455

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2020 and December 31, 2019, and its results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019 have been included.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus (COVID-19) pandemic which, among other things, includes various tax provisions relating to refundable payroll tax credits, deferment of the employer side of certain payroll taxes and social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has elected to defer the employer side of certain payroll taxes and is continually assessing the financial impact of these tax-related changes. As of September 30, 2020, the Company has not been significantly impacted by COVID-19 but the uncertainty that surrounds this virus means that the Company must continue to monitor and assess any potential future impact on the Company’s business, financial condition and results of operations.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2020 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2021.

On August 4, 2020, the Company announced that its board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $75.0 million of its common stock from time to time through July 31, 2021.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2020	2019	2020	2019

Income from continuing operations	$12,547	$8,811	$55,494	$40,856
Loss from discontinued operations, net of income taxes	—	(859)	—	(7,490)
Net income	$12,547	$7,952	$55,494	$33,366

Weighted-average common shares outstanding — basic	64,860	63,861	64,726	63,449
Effect of stock options and restricted stock units	1,034	1,210	1,135	1,411

Weighted-average common shares outstanding — diluted	65,894	65,071	65,861	64,860

Earnings per share from continuing operations — basic	$0.19	$0.14	$0.86	$0.64
Earnings per share from continuing operations — diluted	$0.19	$0.14	$0.84	$0.63

3.	Accrued expenses

Accrued expenses at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019

Insurance	$15,512	$15,702
Payroll and employee benefits	10,627	16,859
Interest	9,784	3,284
Contract reserves	3,052	6,248
Fuel hedge contracts	2,917	—
Income and other taxes	2,198	1,597
Other	8,022	7,535
Total accrued expenses	$52,112	$51,225

4.	Long-term debt

Credit agreement

As of September 30, 2020 and December 31, 2019, the Company had no borrowings outstanding under our $200,000 amended and restated revolving credit and security agreement (as amended, the “Amended Credit Agreement”). There were $36,391 and $35,779 of letters of credit outstanding and $163,247 and $163,729 of availability under the Amended Credit Agreement as of September 30, 2020 and December 31, 2019, respectively. The availability under the Amended Credit Agreement is suppressed by $362 and $492 as of September 30, 2020 and December 31, 2019, respectively, as a result of certain limitations set forth in the Amended Credit Agreement.

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

		Fair Value Measurements at Reporting Date Using
Description	At September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$2,917	$—	$2,917	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$849	$—	$849	$—

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

As of September 30, 2020, the Company was party to various swap arrangements to hedge the price of its diesel fuel purchase requirements for work in its backlog to be performed through September 2021. As of September 30, 2020, there were 11.6 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through September 2021. Under these swap agreements, the Company will pay fixed prices ranging from $1.12 to $2.00 per gallon.

At September 30, 2020, the fair value liability of the fuel hedge contracts was estimated to be $2,917, and is recorded in accrued expenses. At December 31, 2019, the fair value asset of the fuel hedge contracts was estimated to be $849, and is recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2020 were $5,338. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2020 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of September 30, 2020 and December 31, 2019 is as follows:

		Fair Value at
		September 30,	December 31,
	Balance Sheet Location	2020	2019
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$—	$849

Liability derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Accrued expenses	$2,917	$—

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Derivatives:
Reclassification of derivative losses to earnings—net of tax	1,510	327	5,338	1,513
Change in fair value of derivatives—net of tax	(631)	(487)	(8,145)	1,304
Total other comprehensive income (loss)	$879	$(160)	$(2,807)	$2,817

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2020	2019	2020	2019
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$2,029	$443	$7,161	$2,049
	Income tax benefit	519	116	1,823	536
		$1,510	$327	$5,338	$1,513

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% senior notes due May 15, 2022, which were outstanding at September 30, 2020 (see Note 4, Long-term debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $333,278 at September 30, 2020, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the nine months ended September 30, 2020, the Company granted 790 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,761 and $1,615 for the three months ended September 30, 2020 and 2019, respectively. Compensation cost charged to expense related to share-based compensation arrangements was $4,891 and $5,234 for the nine months ended September 30, 2020 and 2019, respectively.
7.	Revenue

At September 30, 2020, the Company had $661,281 of remaining performance obligations, which the Company refers to as total backlog. Approximately 28% of the Company’s backlog will be completed in 2020 with the remaining balance expected to be completed in 2021.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2020	2019	2020	2019
Dredging:
Capital—U.S.	$98,194	$62,518	$245,183	$214,668
Capital—foreign	9,787	12,554	20,630	39,523
Coastal protection	29,780	41,959	165,668	133,897
Maintenance	33,453	30,074	117,806	89,911
Rivers & lakes	4,627	22,670	12,169	69,224
Total revenues	$175,841	$169,775	$561,456	$547,223

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2020	2019	2020	2019
Dredging:
Federal government	$154,083	$134,763	$453,346	$431,722
State and local government	4,464	18,505	76,489	69,077
Private	7,507	3,953	10,991	6,901
Foreign	9,787	12,554	20,630	39,523
Total revenues	$175,841	$169,775	$561,456	$547,223

Contract balances

Accounts receivable at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Completed contracts	$12,140	$3,444
Contracts in progress	27,083	9,490
Retainage	8,559	7,415
	47,782	20,349
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$47,218	$19,785

The components of contracts in progress at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$324,464	$104,620
Amounts billed	(307,991)	(86,074)
Costs and earnings in excess of billings for contracts in progress	16,473	18,546
Costs and earnings in excess of billings for completed contracts	6,174	6,126
Total contract revenues in excess of billings	$22,647	$24,672

Current portion of contract revenues in excess of billings	$20,588	$22,560
Long-term contract revenues in excess of billings	2,059	2,112
Total contract revenues in excess of billings	$22,647	$24,672

Billings in excess of costs and earnings:
Amounts billed	$(330,853)	$(628,491)
Costs and earnings for contracts in progress	292,699	573,225
Total billings in excess of contract revenues	$(38,154)	$(55,266)

At September 30, 2020 and December 31, 2019, costs to fulfill a contract with a customer recognized as an asset were $8,848 and $10,300, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three and nine months ended September 30, 2020 and 2019, the Company amortized $2,891 and $11,695 and $3,097 and $8,846, respectively, of pre-construction costs.
8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2020, the Company had outstanding performance bonds with a notional amount of approximately $1,254,315 of which $17,401 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to these projects totaled approximately $593,142.

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

On September 27, 2019, the EPA Region 4 filed an administrative complaint against the Company relating to a project the Company performed at PortMiami from 2013-2015. The EPA is alleging violations of Section 103 of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”) and failure to report violations of the MPRSA. The EPA has calculated and proposed that the administrative court issue a penalty in the total amount of $973. The Company disagrees with the EPA on whether violations occurred and, if any violation did occur, the appropriate penalty calculation.

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

The results of the historical environmental & infrastructure businesses have been reported in discontinued operations as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019

Revenue	$—	$25,040

Loss before income taxes from discontinued operations	(1,184)	(7,421)
Loss on disposal of assets held for sale	(2)	(2,632)
Income tax benefit	327	2,563
Loss from discontinued operations, net of income taxes	$(859)	$(7,490)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2019, in Item 1A. “Risk Factors” of Great Lakes Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, in Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in other securities filings by Great Lakes with the SEC.

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

On October 22, 2020, the Company announced the upcoming relocation of its headquarters from Oak Brook, Illinois to Houston, Texas, with offices anticipated to open in early 2021.  The relocation will place the Company closer to key regional customers and new markets, especially along the Gulf Coast and the Mississippi River.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2020, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 81% of dredging revenues, above the Company’s prior three year average of 74%.

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

On March 28, 2020, dredging was specifically listed in the U.S. Department of Homeland Security’s “Advisory Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response” which federally designates the Company as an essential business or “critical infrastructure” company that can maintain operations during the ongoing pandemic. As mentioned above, the Company’s largest domestic dredging customer is the Corps; the Corps oversees the majority of these critical infrastructure projects and, in this capacity, has continued to follow their bid schedule and prioritize all types of dredging including port maintenance and expansion and coastal protection projects that are necessary to avoid potential storm damage during the current hurricane season. Despite the uncertainty surrounding COVID-19, to date, the Corps is continuing to advertise new projects and the Company’s project work is largely uninterrupted.

Senior management regularly meets to update contingency plans and address the challenges related to maintaining operations in this evolving economic environment. The Company’s primary focus has been the health and safety of its employees. The Company has implemented new paid leave policies and additional sanitary and safety measures to mitigate the risk of infection to employees. On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary and social distancing measures. Although we have had crew members on certain of our vessels contract COVID-19, such instances have not to date had a material impact on our business. Since March, the Company’s corporate employees have effectively transitioned to a remote working environment and have discontinued non-essential travel to follow recommended physical and social distancing guidelines in order to reduce the risk of infection. The Company is following the protocols published by the U.S. Centers for Disease Control and Prevention, the World Health Organization and state and local governments. As the Company’s employees, customers and communities are facing significant challenges, the Company cannot predict how COVID-19 will evolve or the impact it, or actions taken to contain it, will have on future results. As of September 30, 2020, the Company’s business has not been significantly impacted by COVID-19, but the Company will be continually evaluating safety and operational contingency plans and the impact that this evolving environment has on the Company’s business and operations.

The Company has seen support for the dredging industry in the 2021 House Appropriations Bill, introduced in July 2020, which showed an increase of $1.7 billion above the President’s budget request for the Corps.  Although the appropriations bill was not passed before the close of the U.S. federal government’s fiscal year, this is not unusual, and as a result, the Corps is working under temporary funding, also known as a Continuing Resolution, to continue their work with minimal impacts to the marketplace.  The Water Resource Development Act bill (WRDA), which authorizes new projects and makes policy changes that will make natural infrastructure and beneficial use of dredged material more common, has progressed but is pending until after the 2020 U.S. general election. The campaigns for each presidential candidate in the 2020 U.S. general election have been positive on issues in the industry as both candidates have indicated support for the Jones Act as well as continued major investments in infrastructure including ports and dredging.

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

The Company’s vessels are subject to periodic dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels dry-dock every two to three years or every five years, depending on the vessel type and also on an as-needed basis for occasional unscheduled repairs. As expected, the Company completed several dry dock inspections in the third quarter of 2020 and returned those vessels to service in the fourth quarter. Additionally, some vessels remained in dry dock at quarter end with the expectation of returning to work in the fourth quarter.

Results of operations

The following tables set forth the components of net income and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(79.3)	(81.2)	(75.4)	(78.2)
Gross profit	20.7	18.8	24.6	21.8
General and administrative expenses	8.5	7.9	8.1	7.8
Proceeds from loss of use claim	(1.0)	—	(0.3)	-
(Gain) loss on sale of assets—net	—	—	—	0.1
Operating income	13.2	10.9	16.8	13.9
Interest expense—net	(3.8)	(3.7)	(3.6)	(3.9)
Other income (expense)	0.1	—	(0.1)	—
Income from continuing operations before income taxes	9.5	7.2	13.1	10.0
Income tax provision	(2.3)	(1.9)	(3.3)	(2.6)
Income from continuing operations	7.2	5.3	9.8	7.4
Loss from discontinued operations, net of income taxes	—	(0.5)	—	(1.4)
Net income	7.2	4.8	9.8	6.0

Adjusted EBITDA from continuing operations	18.3%	16.0%	21.7%	18.8%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands)
Income from continuing operations	12,547	8,811	55,494	40,856
Adjusted for:
Interest expense—net	6,719	6,335	20,074	21,074
Income tax provision	4,076	3,204	18,517	14,280
Depreciation and amortization	8,877	8,771	27,584	26,772
Adjusted EBITDA from continuing operations	$32,219	$27,121	$121,669	$102,982

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2020	2019	Change	2020	2019	Change
Dredging:
Capital—U.S.	$98,194	$62,518	57.1%	$245,183	$214,668	14.2%
Capital—foreign	9,787	12,554	(22.0)%	20,630	39,523	(47.8)%
Coastal protection	29,780	41,959	(29.0)%	165,668	133,897	23.7%
Maintenance	33,453	30,074	11.2%	117,806	89,911	31.0%
Rivers & lakes	4,627	22,670	(79.6)%	12,169	69,224	(82.4)%
Total revenues	$175,841	$169,775	3.6%	$561,456	$547,223	2.6%

Total revenue was $175.8 million for the three months ended September 30, 2020, up $6.0 million, or 4%, from $169.8 million for the same period in the prior year. For the three months ended September 30, 2020, the Company experienced an increase in domestic capital and maintenance revenues as compared to the same period in the prior year. This increase was partially offset by a decrease in coastal protection, rivers & lakes and foreign capital revenues during the current period as compared to the same period in the prior year. For the nine months ended September 30, 2020, total revenue was $561.5 million, up from revenue of $547.2 million for the same period in the prior year, representing an increase of $14.3 million or 3%. For the nine months ended September 30, 2020, the Company experienced an increase in domestic capital, coastal protection and maintenance revenues as compared to the same period in the prior year. This increase was partially offset by a decrease in rivers & lakes and foreign capital revenues during the current period as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the quarter ended September 30, 2020, domestic capital dredging revenue was $98.2 million, up $35.7 million, or 57%, compared to $62.5 million for the same period in 2019. For the three months ended September 30, 2020, the increase in domestic capital dredging revenue was primarily driven by a greater amount of revenue earned on the deepening projects in Charleston and Jacksonville and a coastal restoration project in Mississippi in the current year when compared to the prior year period. This increase was partially offset by a greater amount of revenue earned on a deepening project in Corpus Christi during the prior year period as compared to the current year. For the nine months ended September 30, 2020, domestic capital dredging revenue was $245.2 million compared to $214.7 million for the same period in 2019, representing an increase of $30.5 million, or 14%. For the nine months ended September 30, 2020, the higher domestic capital dredging revenue was primarily driven by greater revenue earned from deepening projects in Charleston and Jacksonville and a coastal restoration project in Mississippi in the current year when compared to the prior year period. This increase was partially offset by a greater amount of revenue earned on deepening projects in Tampa, Corpus Christi and on the Delaware River during the same period in the prior year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the third quarter of 2020, foreign capital revenue was $9.8 million, down $2.8 million, or 22%, as compared to $12.6 million in the same quarter in the prior year. Foreign capital revenue for the nine months ended September 30, 2020 was $20.6 million which is $18.9 million, or 48%, lower than revenue of $39.5 million for the same period of the prior year. The decrease in revenue for the three and nine months ended September 30, 2020 was driven by a decrease in revenue earned on a project in Bahrain that commenced during the first quarter of 2019.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended September 30, 2020 was $29.8 million, a decrease of $12.2 million, or 29%, compared to $42.0 million in the prior year period. The decrease in coastal protection revenues for the three months ended September 30, 2020 was mostly attributable to a greater amount of revenue earned on projects in North Carolina and Virginia in the prior year period when compared to the current year. This decrease was partially offset by revenue earned on projects in New Jersey in the current year. Coastal protection revenue for the nine months ended September 30, 2020 was $165.7 million, representing an increase of $31.8 million or 24%, from $133.9 million for the nine months ended September 30, 2019. The increase in coastal protection revenue for the nine months ended September 30, 2020 was mostly attributable to a greater amount of revenue earned on projects in Florida, Virginia and Georgia in the current year as compared to the same period in the prior year. This increase was partially offset by a greater amount of revenue earned on projects in North and South Carolina during the same period in the prior year when compared to the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the third quarter of 2020 was $33.5 million, up $3.4 million, or 11%, from $30.1 million in the third quarter of 2019. The increase in maintenance revenues for the three months ended September 30, 2020 was mostly attributable to a greater amount of revenue earned on projects in Maryland, New Jersey and Virginia. This increase was partially offset by revenue earned on a project in North Carolina and Texas in the prior year and revenue on a project in South Carolina that did not repeat during the current year. Maintenance revenue for the nine months ended September 30, 2020 was $117.8 million, an increase of $27.9 million, or 31%, compared to $89.9 million for the comparable period in the prior year. The increase in maintenance dredging revenue for the nine months ended September 30, 2020 was mostly attributable to revenue earned on projects in Maryland and Virginia. This increase was partially offset by greater revenue earned on projects in Texas and South Carolina in the prior year when compared to the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the third quarter of 2020, rivers & lakes revenue was $4.6 million, a decrease of $18.1 million, or 80%, from $22.7 million during the same period of 2019. Rivers & lakes revenue for the nine months ended September 30, 2020 was $12.2 million, down $57.0 million, or 82%, from $69.2 million for the same period in the prior year. The decrease in rivers & lakes revenue for the three and nine months ended September 30, 2020 was mostly attributable to a greater amount of revenue earned during the prior year periods on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as a project in Louisiana, when compared to the current year. This decrease was partially offset by revenue earned on a project in Mississippi in the current year.

Consolidated gross profit for the quarter ended September 30, 2020 was $36.4 million, up $4.6 million, or 14% compared to $31.8 million in the same quarter of 2019. Gross profit margin for the three months ended September 30, 2020 was 20.7% compared to 18.7% in the third quarter of 2019. The higher gross profit experienced for the three months ended September 30, 2020 was driven by an increase in profitability of the Company’s domestic capital dredging projects in the quarter when compared to the same period in the prior year. This increase in domestic capital dredging profitability was offset by higher gross profit in the foreign capital, coastal protection, maintenance and rivers and lakes dredging projects during the same period in the prior year. Consolidated gross profit for the nine months ended September 30, 2020 was $137.8 million, up $18.6 million, or 16%, compared to $119.2 million in the same period of the prior year. Gross profit margin for the nine months ended September 30, 2020 was up to 24.5% from 21.8% in the nine months ended September 30, 2019. The higher gross profit experienced for the nine months ended September 30, 2020 was driven by an increase in the profitability of the Company’s domestic capital, coastal protection and foreign capital dredging projects in the current year. This increase in profitability was partially offset by higher gross profit results in the maintenance and rivers and lakes dredging projects during the same period in the prior year.

During the three and nine months ended September 30, 2020, general and administrative expenses were $14.9 million and $45.3 million, respectively, compared to the same periods in prior year in which the three and nine months totaled $13.5 million and $42.9 million, respectively. General and administrative expenses increased by $1.4 million and $2.4 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year. The increase in general and administrative expenses for the quarter was due to increased office rental expense and technical, consulting and office expenses, partially offset by decreased incentive pay. The increase in general and administrative expenses for the nine months ended September 30, 2020 over the same period in the prior year was driven by an increase in relocation, legal and office rental expenses, partially offset by a decrease in employee benefits.

Operating income for the third quarter of 2020 was $23.2 million, up $4.8 million compared to operating income of $18.4 million for the same quarter in 2019. The increase in operating income for the third quarter of 2020 was a result of higher gross profit in the current year when compared to the same period in the prior year. Proceeds from a loss of use claim of $1.7 million in the quarter contributed to the increase in the current year. This increase was partially offset by an increase in general and administrative expenses, as described above. Operating income for the nine months ended September 30, 2020 was $94.5 million, up $18.6 million from operating income of $75.9 million in the same prior year period. The increase in operating income for the nine months ended September 30, 2020 was a result of higher gross profit, as described above, an increase of $0.5 million in gain on sale of assets and the proceeds of a loss of use claim of $1.7 million. This increase was partially offset by higher general and administrative expense compared to the same period in the prior year, as described above.

For the three months ended September 30, 2020, net interest expense was $6.7 million, up $0.4 million, or 6%, from $6.3 million for the same period in the prior year. The increase in interest expense for the three months ended September 30, 2020 was attributable to a decrease of $0.5 million in interest income partially offset by $0.1 million of capitalized interest in the current year when compared to the same period in the prior year. Net interest expense for the nine months ended September 30, 2020 was $20.1 million, down $1.0 million, or 5%, from interest expense of $21.1 million for the same period in the prior year. The decrease in interest expense for the nine months ended September 30, 2020 was attributable to a decrease of $0.5 million in extinguishment of debt and $0.6 million of amortization of deferred financing fees when compared to the prior year period. Additionally, $0.3 million of capitalized interest contributed to the decrease in the current year when compared to the prior year. These decreases were offset by a $0.6 million decrease in interest income when comparing the current year to the same period in the prior year.

Income tax provision for the three months ended September 30, 2020 was $4.1 million compared to an income tax provision of $3.2 million for the same period in the prior year. For the nine months ended September 30, 2020 and 2019, the Company had an income tax provision of $18.5 million and an income tax provision of $14.3 million, respectively. The effective tax rate for the nine months ended September 30, 2020 was 25.0%, mostly in line with the effective tax rate of 25.9% for the same period of 2019.

Net income from continuing operations for the quarter ended September 30, 2020 was $12.5 million, up $3.7 million, or 42%, from $8.8 million in the same quarter in the prior year. Diluted earnings per share attributable to continuing operations was $0.19 for the three months ended September 30, 2020, compared to $0.14 for the three months ended September 30, 2019. The increase in net income from continuing operations for the three months ended September 30, 2020 was driven by the increase in gross profit, as described above, and the proceeds from a loss of use claim of $1.7 million. This increase was partially offset by an increase of interest expense and general and administrative expenses, as described above, and a $0.9 million increase in income tax provision during the current year when compared to the same period in the prior year. Net income from continuing operations for the nine months ended September 30, 2020 was $55.5 million, up $14.6 million, or 36%, from $40.9 million for the same period in the prior year. Diluted earnings per share attributable to continuing operations were $0.84 and $0.63 for the nine months ended September 30, 2020 and 2019, respectively. The increase in net income from continuing operations for the nine months ended September 30, 2020 was driven by the increase to gross profit, as described above, proceeds of a loss of use claim of $1.7 million, decrease of interest expense, as described above, and an increase of $0.5 million in gain on sale of assets. This increase was partially offset by an increase to general and administrative expense, as described above, a $4.2 million increase in income tax provision and an increase to other expense of $0.7 million during the current year when compared to the same period in the prior year.

Adjusted EBITDA from continuing operations (as defined on page 19) for the quarter ended September 30, 2020 was $32.2 million, up $5.1 million, or 19%, from $27.1 million in the same quarter in the prior year. The increase in Adjusted EBITDA from continuing operations during the third quarter of 2020 was driven by the change in gross profit, excluding depreciation, and the proceeds of the loss of use claim. This increase was offset by an increase of general and administrative expense, as described above, when comparing the current year to the same period in the prior year. For the nine months ended September 30, 2020, Adjusted EBITDA from continuing operations was $121.7 million, up $18.7 million, or 18%, from Adjusted EBITDA from continuing operations of $103.0 million for the same prior year period. The increase in Adjusted EBITDA from continuing operations during the first nine months of 2020 was attributable to higher gross profit, excluding depreciation, as described above and the proceeds from the loss of use claim, when compared to the prior year. These positive factors were partially offset by higher general & administrative expenses, as described above, and $0.7 million of other expense incurred in the current year when compared to the same period in the prior year.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2020	2019	2019
Dredging:
Capital - U.S.	$411,621	$347,377	$410,671
Capital - foreign	11,050	30,571	37,900
Coastal protection	109,374	141,039	126,478
Maintenance	110,879	60,891	62,531
Rivers & lakes	18,357	9,528	16,153
Total Backlog	$661,281	$589,406	$653,733

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 72% of the Company’s September 30, 2020 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business. As expected, the Company had several dry dock inspections in the third quarter of 2020, with many completing inspection and returned to service in the fourth quarter. Some vessels remained in dry dock at quarter end but are anticipated to be returned to service in the fourth quarter.

The domestic dredging bid market for the quarter ended September 30, 2020 was $926.9 million, a $91.1 million decrease compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for additional phases of the Jacksonville, Charleston and Corpus Christi deepening projects, two coastal restoration projects in Louisiana, maintenance work on the Ohio and Mississippi River, hopper maintenance work on the West Coast and a liquefied natural gas (“LNG”) capital project in Louisiana. The bid market for the nine months ended September 30, 2020 increased compared to the prior year due to a greater amount of domestic capital and rivers and lakes projects let to bid in the current year. This increase in domestic capital and rivers and lakes projects in the current period was partially offset by a greater amount of coastal protection and maintenance projects awarded in the same period in the prior year. For the contracts awarded in the current year, the Company won 57%, or $308.7 million, of domestic capital projects, 68%, or $131.1 million, of the coastal protection projects, 20%, or $158.7 million, of maintenance projects and 100%, or $32.1 million, of rivers & lakes projects through September 30, 2020. The Company won 40% of the overall domestic bid market for the nine months ended September 30, 2020, which is consistent with the Company’s prior three year average of 39%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $661.3 million at September 30, 2020 compared to $589.4 million of backlog at December 31, 2019. These amounts do not reflect approximately $177.9 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at September 30, 2020. At December 31, 2019 the amount of domestic low bids and options pending award was $201.3 million.

Domestic capital dredging backlog at September 30, 2020 was $64.2 million higher than at December 31, 2019. In the nine months ended September 30, 2020, the Company was awarded an additional phase of the Jacksonville Deepening project for $105 million, an additional phase of the Charleston Deepening project for $53 million, three projects in Louisiana which consisted of two coastal restoration projects of $30 million and $28 million, respectively, and an LNG project for a private client. During the nine months ended September 30, 2020, the Company continued to earn revenue on deepening projects in Charleston, Jacksonville and Corpus Christi and a coastal restoration project in Mississippi. At the end of last year, several LNG petro chemical and crude oil export projects were being developed in the Gulf of Mexico creating the need for port development and navigational channel deepening and widening to accommodate the larger vessels involved in this trade. With the current economic environment in the oil and gas markets, some of these privately funded projects are expected to be impacted and delayed. Government funded projects coming into the pipeline include additional phases of the Charleston, Jacksonville and Corpus Christi deepenings, as well as new deepenings for ports in Mobile, Alabama and the Everglades in Florida. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Foreign capital dredging backlog at September 30, 2020 was $19.5 million lower than at December 31, 2019. During the nine months ended September 30, 2020, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2019.

Coastal protection dredging backlog decreased $31.7 million from December 31, 2019. In the nine months ended September 30, 2020, the Company was awarded coastal protection projects of $31 million in North Carolina, $24 million in New Jersey and $15 million in Florida. During the nine months ended September 30, 2020, the Company continued to earn revenue on coastal protection projects in New York, North Carolina, and Florida which were in backlog at December 31, 2019. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

Maintenance dredging backlog increased $50.0 million from December 31, 2019. The Company was awarded a $45 million maintenance project in Louisiana and an $18 million maintenance project in Maryland and Virginia during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company continued to earn revenue on projects in Maryland, North Carolina and Florida which were in backlog at December 31, 2019. During the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. Similar to past versions of the bill, WRDA 2018 language calls for full use of the Harbor Maintenance Trust Fund (“HMTF”) for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Additionally, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid throughout 2020 and beyond.

Rivers & lakes backlog at September 30, 2020 was up $8.8 million compared to backlog at December 31, 2019. During the nine months ended September 30, 2020, the Company was awarded new work in Texas, Mississippi and Nebraska. For the nine months ended September 30, 2020, the Company continued to earn revenue on a large project which was in backlog at December 31, 2019. Additionally, the Company earned revenue on a project in Mississippi during the current year period.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities of continuing operations for the nine months ended September 30, 2020 and 2019 totaled $76.0 million and $182.0 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities of continuing operations during the nine months ended September 30, 2020 compared to the same period in the prior year was driven by billings and collections on large projects during the prior period as well as an increase in working capital due to an increase in receivables during the current year when compared to the same period in the prior year. Further, this decrease was offset by an increase of $14.6 million in net income from continuing operations in the current period compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the nine months ended September 30, 2020 and 2019 totaled $29.2 million and $32.1 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. In the second quarter of 2020, the Company announced and made a down payment for a contract to build a 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first quarter of 2023. Proceeds from dispositions of property and equipment in the prior year period was $5.6 million compared to $0.9 million in the current year.

The Company’s cash flows used in financing activities for the nine months ended September 30, 2020 and 2019 totaled $4.1 million and $12.7 million, respectively. The decrease in cash used in financing activities primarily relates to changes in the net repayments on the Company’s revolving credit facility in the prior period of $11.5 million compared to none in the current year. Of the previously announced $75.0 million share repurchase program, the Company repurchased $3.9 million of common stock in the third quarter of 2020.

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

The Company intends to upgrade its existing domestic fleet by acquiring new vessels, equipment and technology to increase productivity and efficiency and further enhance safety. Existing cash on hand, future net cash flows, debt financing and new leases are all available funding resources from which the Company will evaluate its options when considering these upgrades.

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

The market risk of the Company’s financial instruments as of September 30, 2020 has not materially changed since December 31, 2019. The market risk profile of the Company on December 31, 2019 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes, except for the following, during the nine months ended September 30, 2020 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

We may experience unexpected difficulties and incur unexpected costs in the relocation of our headquarters from Oakbrook, Illinois to Houston, Texas.

In October 2020, we announced that we would relocate our headquarters from Oakbrook, Illinois to Houston, Texas. The objectives of the relocation including securing more public and private business opportunities and attracting and retaining a specialized workforce may not materialize to the Company’s expectations or as the Company envisions.  There is a possibility that some members of senior management and key employees will decide to leave the Company instead of moving to Houston. The loss of services of members of senior management or other key employees could significantly delay or prevent the achievement of our strategic objectives and could adversely affect our business, financial condition and operating results. In addition, actual costs related to the relocation may exceed our estimates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Aggregate Dollar Value That May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2020 – August 31, 2020	—	$—	—	$75,000,000
September 1, 2020 - September 30, 2020	424,739	$9.09	424,739	$71,140,429
Total	424,739	$9.09	424,739	$71,140,429
(1)

On August 4, 2020, the Company announced a share repurchase program approved by its board of directors, authorizing, but not obligating, the repurchase of up to an aggregate amount of $75,000,000 of its common stock from time to time through July 31, 2021.

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

Date:  November 4, 2020