Form 10-K
period 2020-12-31
Great Lakes Dredge & Dock CORP
filed 2021-02-24
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33225

Great Lakes Dredge & Dock Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5336063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9811 Katy Freeway, Suite 1200, Houston, TX	77024
(Address of principal executive offices)	(Zip Code)

(346) 359-1010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, (Par Value $0.0001)	GLDD	Nasdaq Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $586,573,144 at June 30, 2020. The aggregate market value was computed using the closing price of the common stock as of June 30, 2020 on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 19, 2021, 65,120,437 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2021 Annual Meeting of Stockholders.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2020, and in other securities filings by Great Lakes with the SEC.

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

The terms “we,” “our,” “ours,” “us,” “Great Lakes” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries.

Organization

Great Lakes is the largest provider of dredging services in the United States.  In addition, the Company has a long history of performing significant international projects. The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. Great Lakes now provides dredging services in the East and Gulf Coasts of the United States and worldwide.

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

Over its 130 year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the United States and is one of the oldest and most experienced dredging companies in the country. In addition, the Company has a long history of performing significant international projects. Over the prior three years, foreign dredging operations accounted for an average of 6% of the Company’s dredging revenues. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Capital (domestic is 46% of 2020 revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Coastal protection (27% of 2020 revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (20% of 2020 revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Foreign (4% of 2020 revenues). Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last two decades, the Company has performed dredging work in the Middle East, Africa, Australia, the Caribbean and Central and South America.

Rivers & lakes (3% of 2020 revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce contractors’ ability to operate and transport its equipment in the relevant geographies.

Demand Drivers

The Company believes that the following factors are important drivers of the demand for its services:

•

Deep port capital projects. Most of the East Coast and Gulf ports have expansion plans that include deepening and widening in order to better compete for international trade. International trade, particularly in the intermodal container shipping business, has been undergoing significant change as a result of the Panama Canal expansion, which was completed in 2016. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently would not be able to use many U.S. ports. The first phase of a multi-year deepening effort of the Savannah Harbor Expansion Project was completed in 2018. Dredging commenced on two Charleston Entrance Channel projects during 2018 and the Company was successful in securing an additional phase of deepening.  All three projects are expected to continue through 2021. The ports of Los Angeles and Long Beach are resuming expansion efforts to remain competitive with deepened East Coast ports. Deepening projects in Boston, Jacksonville, Tampa and Corpus Christi were awarded in 2018. Further, projects to deepen the Mississippi River and Port of Norfolk, Virginia are being expedited. In addition, during the fourth quarter of 2018, the President signed America’s Water Infrastructure Act of 2018/Water Resources Development Act (“WRDA 2018”) into law. The Company views the bill as a positive catalyst for the domestic dredging industry as it authorizes funding for critical infrastructure improvements that are needed throughout the U.S. Further, the bill authorizes studies for future water resources improvements and makes modifications to previous authorizations. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry.

•

Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has completed a master plan calling for a $50 billion investment in its coastal infrastructure, with a significant portion involving dredging. Additionally, during October 2015, BP plc settled the final Deepwater Horizon oil spill claims for approximately $20 billion. This amount reflects the preliminary agreement which was reached in the second quarter of 2015 and includes $5.5 billion related to Clean Water Act penalties. Several state and local governments have already reached agreements that resolve their claims in the disaster. During 2019, the Company was awarded an additional phase of the Mississippi coastal restoration project in the Gulf of Mexico.  In 2020, the Company was awarded two coastal restoration projects in Louisiana by the Louisiana Coastal Protection and Restoration Agency.  This work will be performed in 2021.  Many of the Gulf States previously committed to spending a portion of the fines received to repair the natural resources impacted by the oil spill including on coastal restoration projects that include dredging. Although the bulk of the fines are to be paid over the next decade, the Company expects several coastal restoration projects envisioned by the Gulf States to come to fruition in the next couple of years providing a new source of domestic capital dredging projects on which the Company will bid. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $529 million over the prior three years.

•

Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. With continued funding available for projects in the Northeast from the Superstorm Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems in 2017 involving Hurricanes Harvey, Irma, and Maria, the Federal Government passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the U.S. Army Corps of Engineers (the “Corps”) to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is progressing with its plans for this funding, and it is currently believed that over $1.8 billion is expected to be added to its dredging related budget over the next few years. Most of this work is anticipated to be coastal protection related, but some funding has been provided for channel maintenance. During 2019, Congress passed an additional $3.3 billion of supplemental appropriations for disaster relief funding as a result of Hurricane Florence and Hurricane Michael and that work is in process. The annual bid market for coastal protection over the prior three years averaged $353 million.

•

Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. In March 2018, Congress approved and the President signed an omnibus spending bill through fiscal year 2018. The spending bill continues the increases in the budget for the Corps and exceeds the increase in Harbor Maintenance Trust Fund (“HMTF”) spending for maintenance dredging as required by the 2014 Water Resources and Development Act. As noted above, WRDA 2018 was signed into law during the fourth quarter of 2018. Similar to past versions of the bill, WRDA 2018 language calls for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. Further, WRDA 2018 ensures that Harbor Maintenance Tax (“HMT”) funding targets will increase by three percent over the prior year, even if the HMT revenue estimates decrease, to continue annual progress towards full use of the HMT by 2025. Additionally, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid and an increase in maintenance dredging projects to be let for bid throughout 2021 and beyond. Congress has improved spending from the HMTF by providing the Corps with record annual budgets including 91% utilization of the HMTF in fiscal year 2020 and 92% in the recently passed fiscal year 2021 budget. The annual bid market for maintenance dredging over the prior three years averaged $652 million.

•

Need to maintain safe navigability of the U.S. river system. There are over 12,000 miles of commercially navigable inland waterways that move more than 566 million tons of commercial goods annually. Transportation by barge requires less energy, and therefore is both better for the environment and a more cost efficient way to move cargo than transportation by airplane, railcar or truck. Many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways. The annual bid market for rivers and lakes dredging over the prior three years averaged $71 million.

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

Customers

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities, oil and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2020, approximately 79% of the Company’s dredging revenues were generated from 38 different contracts with federal agencies or third parties operating under contracts with federal agencies.

As a result of COVID-19, the U.S. Department of Homeland Security federally designated the Company as an essential business or “critical infrastructure” company that can maintain operations during the ongoing pandemic. As mentioned above, the Corps oversees the majority of these critical infrastructure projects and, in this capacity, has continued to follow their bid schedule and prioritize all types of dredging including port maintenance and expansion and coastal protection projects that are necessary to avoid potential storm damage during the current hurricane season. Despite the uncertainty surrounding COVID-19, to date, the Corps is continuing to advertise new projects and the Company’s project work is largely uninterrupted.

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

The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 130 year history. For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under the Amended Credit Agreement (as defined below). Foreign bid guarantees are usually 2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Competition

The U.S. dredging industry is highly fragmented with approximately 250 entities in the U.S. presently operating more than 850 dredges, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment bonding and certification requirements; and government regulations. Competition on rivers & lakes projects is determined primarily based on geographic reach, project execution capability and price. Great Lakes and three other companies comprised approximately 80% of the Company’s defined bid market related to domestic capital, coastal protection, maintenance and rivers & lakes over the prior three years. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906 (the “Dredging Act”) and Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”) provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

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

Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another. Hopper dredges primarily work on coastal protection and maintenance projects. In the second quarter of 2020, the Company announced and made a down-payment for a contract to build a 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first quarter of 2023.

Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the channel or ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain dredged materials can be directly pumped for miles with the aid of multiple booster pumps. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines and the placement of the dredged material. Unlike hopper dredges, relocating hydraulic dredges and all their ancillary equipment requires specialized vessels and additional time, and their operations can be impacted by ship traffic and rough waters. There is a wide range of hydraulic dredges from our smaller rivers & lakes vessels that use pipe sizes ranging from 10” to 22” and operate at between 365 and 3,200 total horsepower, while the Company’s other hydraulic dredges use pipe sizes ranging from 18” to 30” and operate at between 1,900 and 16,650 total horsepower.

Mechanical Dredges. There are two basic types of mechanical dredges: clamshell and backhoe. In both types, the dredge uses a bucket to excavate material from the channel or ocean floor. The dredged material is placed by the bucket into material barges, or “scows,” for transport to the designated disposal area. The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket. The backhoe dredge is capable of removing hard-packed sediments, blasted rock and debris and can work in tight areas such as along docks or terminals. Clamshell dredges with specialized buckets are ideally suited to handle softer silts and maintenance material requiring environmentally controlled excavation and disposal. Additionally, the Company owns an electric clamshell dredge which provides an advantage in those markets with stringent emissions standards.

Scows. The Company has the largest fleet of material barges in the domestic industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal.  The Company uses scows with its hydraulic dredges and mechanical dredges.  Scows are an efficient and cost effective way to move material and increase dredging production. The Company has twelve scows in its fleet with a capacity ranging from 5,000 to 8,800 cubic yards.  The Company is currently in the process of building three new scows, each 7,100 cubic yards in size.

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

The Company is also committed to a reliability-assured maintenance program, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs. To the extent that market conditions warrant the expenditures, Great Lakes can prolong the useful life of its vessels.

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

Weather

The Company’s ability to perform its contracts may depend on weather conditions. Inclement or hazardous weather conditions can delay the completion of a project, can result in disruption or early termination of a project, unanticipated recovery costs or liability exposure and additional costs. As part of bidding on fixed-price contracts, the Company makes allowances, consistent with historical weather data, for project downtime due to adverse weather conditions. In the event that the Company experiences adverse weather beyond these allowances, a project may require additional days to complete, resulting in additional costs and decreased gross profit margins. Conversely, favorable weather can accelerate the completion of the project, resulting in cost savings and increased gross profit margins. Typically, Great Lakes is exposed to significant weather in the first and fourth quarters, and certain projects are required to be performed in environmental windows that occur during these periods. See “Business-Seasonality” above.

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

Human Capital Management

At December 31, 2020, the Company employed 405 full-time salaried personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2020, the Company employed an average of approximately 757 hourly personnel to meet domestic project requirements.

At December 31, 2020, the Company employed 24 foreign nationals and 7 local staff to manage and administer its Middle East operations. During 2020, the Company also employed a daily average of 20 hourly personnel to meet project requirements in the Middle East.

We seek to identify, recruit, retain, incentivize and integrate our existing and future employees. To achieve our goal of attracting and retaining the most talented employees in the industry, we offer competitive compensation and benefits that support their physical, financial, and emotional health. The principal objective of our equity incentive plans is to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. We offer employees benefits including a 401(k) plan with employer contributions; health, life, and disability insurance; additional voluntary insurance; paid time off and parental leave; and paid counseling assistance.

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

During the ongoing COVID-19 pandemic, the health and safety of our employees are our primary goal. Our commitment to health and safety during the pandemic reaches for beyond our employees and embraces their families, our customers, and our community. The unique nature of our business requires many of our employees to live and work in close proximity to one another. We have instituted and strictly adhere to rigorous measures designed to provide our employees with a safe working environment and allow them to safely execute tasks. We follow enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment. We have mandated and strictly implemented a robust at-home virus testing program, and mandate virus testing before boarding our vessels and before leaving our vessels. All other employees have been instructed to work remotely and have been provided the support and tools necessary for a successful remote working regime. Access to all of our facilities is restricted to only those employees who are required access to perform their work for the Company, and pre-access and periodic COVID testing is mandatory.

Relocation of our Corporate Headquarters

In October 2020, we announced that we would relocate our headquarters from Oakbrook Terrace, Illinois to Houston, Texas. We began the transition of key members of the management team to Houston in January 2021. While one of the objectives of the relocation was improving our ability to secure more public and private business opportunities in our core coastal areas, including the Gulf of Mexico, our relocation also provides us access to a unique talent pool that has roots in the maritime industries as well as world class engineering experience and innovation. Access to research and development initiatives at Texas A&M University, boasting the only dredging-focused course of study in the United States, is only 90 miles away, and two other campuses with emphasis on coastal and offshore studies are also nearby. The region is also known for its robust community college and technical school system that provides skilled labor and training to the maritime trades.  Our new Houston location will allow us to increase our engagement with other local maritime businesses, giving us the opportunity to learn and improve by sharing the best industry practices for safety, operations, and innovation.  The relocation also presents challenges, however, in that certain members of senior management have decided to leave the Company instead of relocating, and there is a possibility that other members of senior management or key employees may also decide not to relocate.

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

Government Regulations

The Company is subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act, 1916 (the “Shipping Act”) and the vessel documentation laws set forth in Chapter 121 of Title 46 of the United States Code. These statutes require vessels engaged in dredging in the navigable waters of the United States to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the United States. The U.S. citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen owned and prohibit the chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test.

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

Information about our Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Lasse J. Petterson	64	President, Chief Executive Officer and Director
Mark W. Marinko	59	Chief Financial Officer and Senior Vice President
David E. Simonelli	64	Chief Operating Officer
Vivienne R. Schiffer	61	Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
James J. Tastard	56	Senior Vice President and Chief Human Resources and Administrative Officer
William H. Hanson	64	Senior Vice President—Government Relations and Business Development

Lasse J. Petterson, President, Chief Executive Officer and Director

Mr. Petterson has served as Chief Executive Officer (“CEO”) since May 2017 and was also named President in 2020. Mr. Petterson most recently had served as a private consultant to clients in the Oil & Gas sector and served as Chief Operating Officer (“COO”) and Executive Vice President at Chicago Bridge and Iron (“CB&I”) from 2009 to 2013. Reporting directly to the CEO, he was responsible for all of CB&I’s engineering, procurement and construction project operations and sales. Prior to CB&I, Mr. Petterson was CEO of Gearbulk, Ltd., a privately held company that owns and operates one of the largest fleets of gantry craned open hatch bulk vessels in the world. He was also President and COO of AMEC Inc. Americas, a subsidiary of AMEC plc, a British multinational consulting, engineering and project management company. Prior to joining AMEC, Mr. Petterson served in various executive and operational positions for Aker Maritime, Inc., the deepwater division of Aker Maritime ASA of Norway over the course of 20 years. He spent the first nine years of his career in various positions at Norwegian Contractors, an offshore oil & gas platform contractor. Mr. Petterson holds both master’s and bachelor’s degrees from the Norwegian University of Technology.

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

David E. Simonelli, Chief Operating Officer

Mr. Simonelli was named Chief Operating Officer in March 2020.  Mr. Simonelli was most recently President—Dredging Division, a title held since April 2010. Mr. Simonelli has overall responsibility for the Dredging Division which includes safety, estimating, engineering, domestic and international operations and plant and equipment. He was named a Vice President of the Company in 2002 and Special Projects Manager in 1996. He joined the Company in 1978 as a Civil Engineer and has since held positions of increasing responsibility in domestic and international operations and project management. Mr. Simonelli earned a Bachelor of Science degree in Civil and Environmental Engineering from the University of Rhode Island. He is a member of the Hydrographic Society, the American Society of Civil Engineers and the Western Dredging Association.

Vivienne R. Schiffer, Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary

Ms. Schiffer was named Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary in December 2020 when she joined the Company.  Ms. Schiffer leads the Company's legal and compliance organization, providing legal counsel. Ms. Schiffer’s specific responsibilities include the oversight of corporate governance, policy and regulatory strategy development, litigation, environmental matters, intellectual property, global corporate compliance and labor and employment laws.  Ms. Schiffer was a corporate and securities partner in the global firm of Thompson & Knight, LLP, from 2003 to 2010.   She was of counsel in the firm’s corporate and securities section from 2011 until 2020.  She has over 37 years of experience and has held significant legal, business and operational leadership roles in the industrials sector.

James J. Tastard, Senior Vice President and Chief Human Resources and Administrative Officer

Mr. Tastard was named Senior Vice President and Chief Human Resources and Administrative Officer in October 2020. He is responsible for the Company’s Human Resources organization, talent management, leadership development and learning, compensation and benefits, employee relations, payroll, risk management, marketing and communications and environment, social and governance (ESG).  Mr. Tastard most recently served as President and Founder of High Performance Network, LLC since 2018 as a strategic talent and leadership consultant. Prior to consulting, he worked as Senior Vice President, Chief Human Resource Officer at Geokinetics, a global seismic oil and gas exploration company, from 2017 to 2018. From 2014 to 2016, Mr. Tastard was Vice President of Human Resources at Freeport LNG and from 2010 to 2014, Mr. Tastard was Vice President of Human Resources at Statoil (now Equinor).  Prior to Statoil, between 2002 to 2009, Mr. Tastard was Senior Vice President Human Resources and Health, Safety and Environment at Aker Solutions. Mr. Tastard earned a bachelor’s degree from California State University, Long Beach, an MBA from the University of Phoenix and a Ph.D. in Business, Organization and Management from Capella University.

William H. Hanson, Senior Vice President - Government Relations & Business Development

Mr. Hanson was named the Senior Vice President - Government Relations & Business Development in March 2020. He was named Vice President of the Company in 2004.  He joined the Company in 1988.  Mr. Hanson was most recently with Connolly Pacific of Long Beach, California.  Prior to his work at Connolly Pacific, Mr. Hanson was with the U.S. Army Corps of Engineers.   Mr. Hanson serves on several Federal Advisory Committees as well as on boards of groups with national and regional interest to the Company and several academic advisory boards related to ocean and coastal engineering. Mr. Hanson is an Ocean Engineering graduate of Texas A&M University where he was named a distinguished alumnus in 2013.

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

Item 1A.Risk Factors

The following risk factors address the material risks and uncertainties concerning our business. You should carefully consider the following risks and other information contained or incorporated by reference into this Annual Report on Form 10-K when evaluating our business and financial condition and an investment in our common stock. Should any of the following risks or uncertainties develop into actual events, such developments could have material adverse effects on our business, financial condition, cash flows or results of operations. Risks not currently known to the Company or that the Company currently deems to be immaterial may also materially and adversely affect the Company's business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

We have grouped our Risk Factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be considered to be included in more than one category.

Risk Factor Summary

The following is a summary of the principal risks that could adversely affect, or have adversely affected, the Company’s business, operating results and financial condition:

•	The impact of the COVID-19 pandemic and related responsive measures, including project delays and increased expenditures;
•

Our ability to obtain and retain federal government dredging and other contracts, which is impacted by the amount of government funding for dredging and other projects and the degree to which government funding is directed to the Corps and certain other customers, which could be impacted by extended federal government shutdowns or declarations of additional national emergencies;

•	Our ability to qualify as an eligible bidder under government contract criteria and to compete successfully against other qualified bidders in order to obtain government dredging and other contracts;
•	Cost over-runs, operating cost inflation and potential claims for liquidated damages, particularly with respect to our fixed cost contracts;
•	The timing of our performance on contracts and new contracts being awarded to us;
•	Significant liabilities that could be imposed were we to fail to comply with government contracting regulations;
•	Increasing costs to operate and maintain aging vessels and comply with applicable regulations or standards;
•	Equipment or mechanical failures;
•	Impacts to our facilities and suppliers from pandemics, epidemics or outbreaks of infectious disease affecting our markets;
•	Our international dredging operations;
•

Instability and declining relationships amongst certain governments in the Middle East and the impact this may have on infrastructure investment, asset value of such operations, and local licensing, permitting and royalty issues;

•	Capital and operational costs due to environmental regulations;
•	Market and regulatory responses to climate change;
•	Contract penalties for any projects that are completed late;
•	Force majeure events, including natural disasters and terrorists’ actions;
•	Changes in the amount of our estimated backlog;
•	Significant negative changes to large, single customer contracts from which a significant portion of our international revenue is derived;
•	Unforeseen delays and cost overruns related to the construction of new vessels, including potential mechanical and engineering issues;
•	Any failure to comply with Section 27 of the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed;
•	Fluctuations in fuel prices, particularly given our dependence on petroleum-based products;
•	Our ability to obtain bonding or letters of credit and risks associated with draws by the surety on outstanding bonds or calls by the beneficiary on outstanding letters of credit;
•	Acquisition integration and consolidation, including transaction expenses, unexpected liabilities and operational challenges and risks;
•	Divestitures and discontinued operations, including retained liabilities from businesses that we sell or discontinue;
•	Potential penalties and reputational damage as a result of legal and regulatory proceedings, including a pending criminal proceeding in Louisiana;
•	Any liabilities imposed on us for the obligations of joint ventures, partners and subcontractors;
•	Uncertainty regarding fiscal, immigration, and other policies of the current U.S. Presidential Administration;

•	Increased costs of certain material used in our operations due to newly imposed tariffs;
•	Unionized labor force work stoppages;
•	Any liabilities for job-related claims under federal law, which does not provide for the liability limitations typically present under state law;
•	Operational hazards, including any liabilities or losses relating to personal or property damage resulting from our operations;
•	The relocation of our headquarters from Oakbrook Terrace, Illinois to Houston, Texas, including costs associated with the transition and risks relating to employee retention;
•	Our ability to identify and contract with qualified MBE or DBE contractors to perform as subcontractors;
•	Our substantial amount of indebtedness, which makes us more vulnerable to adverse economic and competitive conditions;
•	Restrictions on the operation of our business imposed by financing covenants;
•	Impacts of adverse capital and credit market conditions on our ability to meet liquidity needs and access capital;
•	Our ability to maintain or expand our credit capacity;
•	Limitations on our hedging strategy imposed by statutory and regulatory requirements for derivative transactions;
•	Foreign exchange risks;
•	Losses attributable to our investments in privately financed projects;
•	Restrictions on foreign ownership of our common stock;
•	Restrictions imposed by Delaware law and our charter on takeover transactions that stockholders may consider to be favorable;
•	Restrictions on our ability to declare dividends imposed by our financing agreements and Delaware law;
•	Significant fluctuations on the market price of our common stock, which may make it difficult for holders to resell our common stock when they want or at prices that they find attractive;
•	Changes in previous recorded net revenue and profit as a result of the significant estimates made in connection with our methods of accounting for recognized revenue;
•	Maintaining an adequate level of insurance coverage;
•	Our ability to attract and retain key personnel and skilled labor;
•	Disruptions, failures, data corruptions, cyber-based attacks or security breaches of the information technology systems on which we rely to conduct our business; and
•	Impairments of our goodwill or other intangible assets.

Risks Related to the COVID-19 Pandemic

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

Our clients, the Corps, private clients and other federal or state agencies, have been impacted by the COVID-19 pandemic. These impacts have led to delays in some of our projects. If the pandemic is prolonged, it may lead to additional delays or cancelations in current or future projects. Funds for dredging projects may also be diverted for public health, economic, or other priorities. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business as a result of its effect on global economies and financial markets, including any recession or economic downturn that has occurred or may occur in the future.

In addition to project delays, the COVID-19 pandemic may affect, our business, including, but not limited to, in the following ways:

•

While much of our client base is federal, state, or other governmental entities, some of our clients may be unable to meet their payment obligations to us in a timely manner, including as a result of deteriorating financial condition or bankruptcy resulting from the COVID-19 pandemic and resulting economic impacts. Further, other third parties, such as suppliers, subcontractors, and other outside business partners, may experience significant disruptions in their ability to fulfill their obligations toward us, or they may not be unable to fulfill their obligations to us at all.

•

Many employers, including us, and governments continue to require all or a significant portion of employees to work from home or not go into their offices. While many of our employees can effectively perform their responsibilities while working remotely, much of our work is conducted on vessels, where our crew is required to live for extended periods of time. We have experienced, and may continue to experience, temporary work stoppages because of viral outbreaks on board our vessels. Temporary work stoppages may lead to decreased revenue and affect our ability to timely and satisfactorily complete our clients’ projects.

•

Viral outbreaks on board our vessels have required us, and may continue to require us, to incur additional expenses to protect the health and safety of our employees, our clients, and other business partners. These costs include regular, mandated testing for our employees before they leave their homes and travel to the vessel, before they board the vessel, and before they leave the vessel to return home; costs associated with accommodations for crew members who are quarantined or otherwise unable to board a vessel or return home; and overtime costs associated with the extended length of time crew members may be required to work or be available because of COVID-19 safety measures.

•

In addition to existing travel restrictions implemented in response to the COVID-19 pandemic, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could impair our ability to support our operations and clients (both domestic and international), to source supplies through the global supply chain and to identify, pursue and capture new business opportunities, and which could continue to restrict the ability of our employees to access their workplaces. We also face the possibility of increased overhead or other expenses resulting from compliance with any future government orders or other measures enacted in response to the COVID-19 pandemic.

We are unable at this time to quantify the extent to which the continued global spread of the COVID-19 pandemic may adversely affect our business, financial condition, and results of operations, including the duration and magnitude of such impacts. The impacts from this unprecedented global event will depend on numerous evolving factors that we may not be able to accurately predict or assess. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that we have not considered or have not become apparent. As a result, we cannot assure you that if the COVID-19 pandemic persists or worsens, it would not have an adverse impact on our business, financial condition and results of operations.

Risks Related to our Business

A reduction in government funding for dredging or other contracts, or government cancellation of such contracts, could materially adversely affect our business operations, revenues and profits.

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Federal government revenue (in US $1,000)	$582,949	$581,157	$468,421
Percent of revenue from federal government	79%	82%	75%

Amounts spent by the federal government on dredging are subject to the budgetary and legislative processes. We would expect the federal government to continue to improve and maintain ports as it has for many years, which will necessitate a certain level of federal spending. However, there can be no assurance that the federal government will allocate any particular amount or level of funds to be spent on dredging projects for any specified period. In addition, Congress must approve budgets that govern spending by many of the federal agencies we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows U.S. federal government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects or may be delayed on current projects. Any such funding delays would likely result in new projects being delayed or canceled and could have a material adverse effect on our revenue and operating results. Furthermore, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. federal government shutdown. An extended shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key projects, which could have a material adverse effect on our revenue and operating results.

In addition, potential contract cancellations, modifications, protests, suspensions or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower. Federal government contracts can be canceled at any time without penalty to the government, subject to, in most cases, our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Accordingly, there can be no assurance that the federal government will not cancel any federal government contracts that have been or are awarded to us. Even if a contract is not cancelled, the government may elect to not award further work pursuant to a contract. There is no guarantee that the current Administration will not divert funds away from the Corps or from our other customers relying on funding from the federal government. There is also no guarantee that additional national emergencies will not be declared in the future. A significant reduction in government funding for dredging or remediation contracts could materially adversely affect our business, operations, revenues and profits.

Our inability to qualify as an eligible bidder for government contracts or to compete successfully with other qualified bidders for certain contracts could materially adversely affect our business operations, revenues and profits.

The U.S. government and various state, local and foreign government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will face strong competition and pricing pressures for any additional contract awards from the U.S. government and other domestic and foreign government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Further, much of our work depends on our compliance with environmental and other regulations. Any claim by the government that we have violated any laws or regulations could result in our suspension or debarment from bidding for or being awarded government contracts. Our inability to qualify as an eligible bidder under government contract criteria could preclude us from competing for certain government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain government contracts and to win those contracts, could materially adversely affect our business, operations, revenues and profits.

Our significant amount of fixed-price contracts subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages. If we are unable to accurately estimate our project costs our profitability could suffer.

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

Our quarterly and annual operating results may vary significantly based on the timing of contract awards and performance.

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

•	planned and unplanned equipment downtime, or equipment mobilization to and from projects;
•

our ability to recognize revenue from pending change orders, which is recognized only when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract; and

•	environmental restrictions requiring that certain projects be performed in winter months to protect wildlife habitats.

If our results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, our stock price could be negatively impacted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Primary Factors that Determine Operating Profitability.”

If we fail to comply with government contracting regulations, we could be subject to significant potential liabilities and loss of revenue.

Our contracts with federal, state, local and foreign governmental customers are subject to various procurement regulations and contract provisions. These regulations also subject us to examinations by government auditors and investigators, from time to time, to ensure compliance and to review costs. Violations of government contracting regulations could result in the imposition of civil and criminal penalties, which could include termination of contracts, forfeiture of profits, imposition of payments and fines and suspension or debarment from future government contracting. If we fail to continue to qualify for or are suspended from work under a government contract for any reason, we could suffer a material adverse effect on our business, operating results, cash flows or financial condition.

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

Costs necessary to operate and maintain our vessels tend to increase with the age of the vessel and may also increase due to changes in applicable regulations or standards, which could decrease our profits.

Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel. Accordingly, it is likely that the operating costs of our vessels will increase.

The average age of our more significant vessels as of December 31, 2020, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	10	42
Hopper Dredges	5	29
Mechanical Dredges	5	48
Unloaders	1	37
Drillboats	1	37
Material and Other Barges	112	24
Total	134	27

Remaining economic life has not been presented, because it is not reasonably quantifiable. That is because, to the extent that market conditions warrant the expenditures, we can prolong the vessels’ lives. In our domestic market, we operate in an industry where a significant portion of our competitors’ equipment is of a similar age. It is common in the dredging industry to make maintenance and capital expenditures in order to extend the economic life of equipment.

In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations, standards imposed by vessel classification societies and customer requirements or competition, may require us to make significant additional expenditures. For example, if the U.S. Coast Guard enacts new standards, we may be required to incur expenditures for alterations or the addition of new equipment (e.g. more fuel-efficient engines). In order to satisfy any such requirements, we may need to take our vessels out of service for extended periods of time, with corresponding losses of revenues.

Equipment or mechanical failures could result in increased costs, project delays and reduced revenues.

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2020 was 27 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur, resulting in loss of revenue.

A pandemic, epidemic or outbreak of an infectious disease affecting our markets or impacting our facilities or suppliers could adversely impact our business.

If another pandemic, epidemic, or outbreak of an infectious disease or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. Another pandemic could cause disruptions in and restrictions on our ability to travel, and in the future these disruptions and restrictions could restrict our ability to perform work for future projects in different locations.  If an infectious disease were to have a widespread outbreak at one or more of our vessels or facilities, our operations may be affected significantly, our productivity may be affected, key personnel necessary to conduct our operations or replacement crew may be unavailable, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the shipyards with which we contract were affected by an outbreak of infectious disease, repairs of our vessels as well as new construction may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

Our clients, such as the Corps, private clients and other federal or state agencies, may be impacted by a pandemic, and if prolonged, these impacts may lead to cancelations or delays in projects.  Funds for dredging projects may also be diverted for public health, economic, or other priorities.  Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Our international dredging operations subject us to competitive, political, regulatory and other risks.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Foreign revenue (in US $1,000)	$25,892	$48,619	$14,088
Percent of revenue from foreign countries	4%	7%	2%

The international dredging market is highly competitive, and competition in the international market is dominated by four large European dredging companies, all of which operate larger equipment and fleets that are more modern and extensive than the Company’s. In addition, there are several governmentally supported dredging companies that operate on a local or regional basis. Competing for international dredging projects requires a substantial investment of resources, skilled personnel and capital investment in equipment and technology, and may adversely affect our ability to deploy resources for domestic dredging projects.

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

In addition, our international operations are subject to U.S. and other laws and regulations regarding operations in foreign jurisdictions. These numerous and sometimes conflicting laws and regulations include anti-boycott laws, anti-competition laws, anti-corruption laws, tax laws, immigration laws, privacy laws and accounting requirements. There is a risk that some provisions may be breached, for example through inadvertence or mistake, fraudulent or negligent behavior of individual employees or of agents, or failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to operate in one or more countries, which could have a material adverse effect on our business, results of operations or financial condition. In addition, military action, terrorist activities or continued unrest in the Middle East could affect the safety of our personnel in the region and significantly increase the costs of, or disrupt our operations in, the region and could have a material adverse effect on our business, operating results, cash flows or financial condition.

Regional instability in the Middle East may adversely affect business conditions and may disrupt our operations.

Saudi Arabia, Bahrain and other Middle East countries have experienced political turbulence in the recent past. Political uprisings and conflicts, including armed hostilities and civil unrest, may affect the political stability of the region. Tensions in the region between the U.S. and Iran have escalated, resulting in increased military and militia activity in Iraq and other Middle East countries. In addition, there has been a decline in the relationships between and amongst certain governments in the Middle East, such as continued conflicts between Saudi Arabia and Iran.

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

Environmental requirements have generally become more stringent over time, for example in the areas of air emissions controls for vessels and ballast treatment and handling. New laws or stricter enforcement of existing laws or, the discovery of currently unknown conditions or accidental discharges of regulated materials in the future could cause us to incur additional costs for environmental matters which might be significant.

We may be affected by market or regulatory responses to climate change.

Increased concern about the potential impact of greenhouse gases (“GHG”), such as carbon dioxide resulting from combustion of fossil fuels, on climate change has resulted in efforts to regulate their emission. Legislation, international protocols, regulation or other restrictions on GHG emissions could also affect our customers. Such legislation or restrictions could increase the costs of projects for our customers or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. Additionally, in our normal course of operations, we use a significant amount of fossil fuels. The costs of controlling our GHG emissions or obtaining required emissions allowances in response to any regulatory change in our industry could increase materially.

Penalties for late completion of contracts could reduce our profits.

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

Force majeure events could negatively impact our business, operations, revenues, cash flows and profits.

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

The amount of our estimated backlog may change and may not be indicative of future revenues.

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our backlog (70% in 2020) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our backlog from federal government contracts as of December 31, 2020, 2019, and 2018 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2020	2019	2018
Federal government backlog (in US $1,000)	$390,345	$486,612	$586,568
Percentage of backlog from federal government	70%	83%	83%

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

Loss of a single customer contract could significantly decrease our international revenue.

The Company has earned significant international revenue from governmental entities and private parties in the Middle East. Revenue from foreign projects has been concentrated in the Middle East which comprised 100% of our foreign dredging revenues in each of the years ended December 31, 2020, 2019 and 2018. A single customer contract represented substantially all of the Company’s foreign dredging revenue in the year ended December 31, 2020.

While the Company does not currently have significant operations or equipment in the Middle East, we may seek contracts there in the future. Certain factors have occurred suggesting that future revenues from projects with governments in the Middle East could decrease. Historically lower oil prices and the contraction in Middle East commercial and real estate development have slowed the rate of the region’s infrastructure development. If the diplomatic relationship of the United States or our commercial relationship with governments in the Middle East is significantly negatively impacted or terminated, or we encounter significant difficulties in obtaining licensing or permits to do business in these countries, the Company’s international revenues would be materially and adversely impacted. If the government of Bahrain or Saudi Arabia further curtails its infrastructure investment or diversifies its use of dredging vendors, our revenue from these customers could decline further.

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

Unforeseen delays and cost overruns could delay or halt plans to build new vessels and, as a result, negatively impact our business strategy.

We have previously disclosed our plans to build new vessels. Unknown mechanical or engineering issues involving new vessels could adversely affect the Company’s business, operating results, cash flows or financial condition. Our future revenues and profitability will also be impacted to some extent by our ability to secure financing for new vessels and bring them into service within the timeline anticipated by the Company. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s business, operating results, cash flows or financial condition. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could also substantially increase the cost of such construction beyond what we currently expect such costs to be.

Our business would be adversely affected if we failed to comply with Jones Act provisions on coastwise trade, or if those provisions were modified or repealed.

We are subject to Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”) and other federal laws that restrict dredging in U.S. waters and maritime transportation between points in the United States to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews. We are responsible for monitoring the ownership of our common stock to ensure compliance with these laws. If we do not comply with these restrictions, we would be prohibited from operating our vessels in the U.S. market, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. dredging rights for our vessels, fines or forfeiture of the vessels.

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

Our operating costs depend significantly on the price of petroleum-based products, and price increases could adversely affect our profits.

Fuel prices fluctuate based on market events outside of our control. We use diesel fuel and other petroleum-based products to operate our equipment used in our dredging contracts. Fluctuations in supplies relative to demand and other factors can cause unanticipated increases in their cost. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term and we may be unable to secure price increases reflecting rising costs when renewing or bidding contracts. In addition, on January 1, 2020, the International Maritime Organization’s regulations regarding use of low sulfur fuel went into effect, which subsequently increased the demand for low sulfur fuel. We use low sulfur fuel in many of our domestic operations, and future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or even a loss, on one or more contracts.

An inability to obtain bonding or letters of credit would limit our ability to obtain future contracts, which could, along with any draws on existing arrangements, adversely affect our business, operating results, cash flows and financial condition.

We are generally required to post bonds in connection with our domestic dredging contracts and bonds or letters of credit with our foreign dredging contracts to ensure job completion if we ever fail to finish a project. We have entered into bonding agreements with the sureties, or the “Sureties”, pursuant to which the Sureties issue bid bonds, performance bonds and payment bonds, and provide guarantees required by us in the day-to-day operations of our dredging business. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. With respect to our foreign dredging business, we generally obtain letters of credit under our Amended Credit Agreement. However, access to our senior credit facility under our Amended Credit Agreement may be limited by failure to meet certain levels of availability or other defined financial or other requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

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

Acquisitions involve integration, consolidation and strategic risks and may involve significant transaction expenses and unexpected liabilities, which could adversely affect our business and results of operations.

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

Divestitures and discontinued operations could negatively impact our business, and any retained liabilities could adversely affect our financial results.

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

During the second quarter of 2019, the Company completed the sale of the historical environmental & infrastructure business. The Company retained responsibility for pre-closing liabilities and indemnification for breaches of our representations and warranties in the sale agreement. If the buyer made a claim against any of our indemnifications or if any payments became due in connection with any pre-closing liability, they could be material to results of operations, cash flows or financial condition.

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

We could face liabilities and/or damage to our reputation as a result of certain legal and regulatory proceedings, including a pending legal proceeding in Louisiana.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. From time to time, we are subject to legal and regulatory proceedings in the ordinary course of our business. These include proceedings relating to aspects of our businesses that are specific to us and proceedings that are typical in the businesses in which we operate.

In particular, in June 2019, the U.S. Attorney’s Office for the Eastern District of Louisiana informed the Company that it intends to file criminal charges against the Company alleging that the Company violated provisions of the Clean Water Act in connection with a September 2016 oil spill. The oil spill occurred during the Company’s Cheniere Ronquille project, allegedly resulting in the discharge of around 160 barrels of crude oil in Bay Long, Louisiana.  The Company vigorously denies the allegations. However, if the government initiates suspension or debarment proceedings pending the outcome of a trial on the matter, we may be prohibited from bidding for, entering into, or completing certain government projects, and if the Company is ultimately found guilty, suspension or debarment actions could occur. These suspension or debarment actions may be limited in time and scope, but we cannot guarantee that any such action will not have a material adverse effect on our business and operations. This matter is subject to many uncertainties, and it is possible that we may not be able to reach a favorable resolution before trial, or that we may be found guilty of the allegations. An adverse outcome of the matter could have a material adverse effect on our business, results of operations, cash flows or financial condition.  Furthermore, a pending trial on the matter is likely to involve significant management time and attention. In addition, whether the ultimate outcome is favorable or unfavorable to us, the indictment and the allegations against us will likely lead to negative publicity and press speculation about us, whether valid or not, which may harm our reputation and be damaging to our business, results of operations, cash flows or financial condition.

We are also currently a defendant in a number of other litigation matters, including those described in Item 3. “Legal Proceedings” of this Annual Report on Form 10-K. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts of damages. These matters are also subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to the Company. An adverse outcome in a legal or regulatory matter could, depending on the facts, have an adverse effect on our business, results of operations, cash flows or financial condition.

Furthermore, whether the ultimate outcomes are favorable or unfavorable, these matters can also have significant adverse reputational impacts, including negative publicity and press speculation about us, whether valid or not, which may be damaging to our business, results of operations, cash flows or financial condition.

Liabilities for the obligations of our joint ventures, partners and subcontractors could materially decrease our profitability and liquidity.

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

Uncertainty surrounding the new U.S. Presidential Administration’s domestic policy changes may adversely affect our business.

The current U.S. Presidential administration has called for changes to fiscal, immigration and other policies, which may include changes to infrastructure spending.  Our business is heavily dependent on government funding allocation decisions, and we cannot predict the impact, if any, that any domestic policy changes may have on our business. Until we know what changes are enacted and when, we will not know whether in total we benefit from, or are negatively affected by, such changes.

New tariffs have increased our costs and could adversely affect our business operations, revenues and profits.

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

Liabilities imposed by federal laws for job-related claims by seagoing employees could increase our costs and reduce our profitability.

Substantially all of our maritime employees are covered by provisions of the Jones Act, the U.S. Longshore and Harbor Workers’ Compensation Act, the Seaman’s Wage Act and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal or state courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes with respect to our seagoing employees, we have greater exposure for claims made by these employees as compared to industries whose employees are not covered by these provisions. Successful claims could materially increase our costs and reduce our profitability.

The significant operating risks and hazards inherent in the operation of our business could result in personal or property damage, which could result in losses or liabilities to us.

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

Our safety record is an important consideration for our customers. Some of our customers require that we maintain certain specified safety record guidelines to be eligible to bid for contracts with these customers. Furthermore, contract terms may provide for automatic termination or forfeiture of some of our contract revenue in the event that our safety record fails to adhere to agreed-upon guidelines during performance of the contract. As a result, if serious accidents or fatalities occur or our safety record were to deteriorate, we may be ineligible to bid on certain work, and existing contracts could be terminated or less profitable than expected. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

We may experience unexpected difficulties and incur unexpected costs in the relocation of our headquarters from Oakbrook Terrace, Illinois to Houston, Texas.

In October 2020, we announced that we would relocate our headquarters from Oakbrook Terrace, Illinois to Houston, Texas. We began the relocation of key executives to Houston in January 2021. The objectives of the relocation including securing more public and private business opportunities and attracting and retaining a specialized workforce may not materialize to the Company’s expectations or as the Company envisions. Certain members of senior management have decided to leave the Company instead of moving to Houston, and it is possible that other members of senior management or key employees may decide not to relocate. The loss of services of members of senior management or other key employees could significantly delay or prevent the achievement of our strategic objectives and could adversely affect our business, financial condition and operating results. In addition, actual costs related to the relocation may exceed our estimates.

We may be unable to identify and contract with qualified MBE or DBE contractors to perform as subcontractors, which could materially and adversely impact our financial position, results of operations, cash flows and liquidity.

Certain of our government agency projects contain goals for minimum minority business enterprise (“MBE”) and/or disadvantaged business enterprise (“DBE”) participation clauses. If we subsequently fail to reach our goals for the minimum MBE and/or DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

Risks Related to our Financing

We have substantial indebtedness, which makes us more vulnerable to adverse economic and competitive conditions.

We currently have a substantial amount of indebtedness. As of December 31, 2020, we had indebtedness of $325.0 million, consisting of our senior subordinated notes. Currently, we have no borrowings on our revolving credit facility and approximately $36.4 million of undrawn letters of credit, leaving $163.2 million of additional borrowing capacity under our revolving credit facility. These figures exclude contingent obligations, including $1.2 billion of performance bonds outstanding under the Company’s agreements with the Sureties and other bonding agreements. Our level of indebtedness could:

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

The credit agreement governing our senior revolving credit facility and the indenture governing our senior notes contain, and any of our other future financing agreements may contain covenants imposing operating and financial restrictions on our business.

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

Adverse capital and credit market conditions may affect our ability to access capital and meet liquidity needs.

The domestic and worldwide capital and credit markets may experience significant volatility, disruptions and dislocations with respect to price and credit availability. Should we need additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds or refinancing on acceptable terms, or at all.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are cash flow from operations and borrowings under our senior revolving credit facility. Earnings from our operations and our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. While we manage cash requirements for working capital and capital expenditure needs, unpredictability in cash collections and payments has required us in the past and may in the future require us to borrow on our line of credit from time to time to meet the needs of our operations.

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

We use credit facilities to support our working capital and acquisition needs. If we exhaust our borrowing capacity under our Amended Credit Agreement, and cash flows from operations do not increase sufficiently, our ability to fund the working capital, capital expenditure and other needs of our existing operations could be constrained and our business and results of operations could be materially adversely affected.  If we experience operational difficulties or our operating results do not improve, we may need to increase our available borrowing capacity or seek amendments to the terms of our Amended Credit Agreement. Our Amended Credit Agreement is scheduled to expire on May 3, 2024. We are seeking to enter into new arrangements on terms that are more favorable than the terms of the Amended Credit Agreement, but we cannot guarantee that we will be able to obtain financing on commercially reasonable terms or at all, or alternatively that we will be able to secure any additional capacity or amend our Amended Credit Agreement or do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.

Regulatory requirements for derivative transactions could adversely impact our ability to hedge interest rate, currency or commodity risks.

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

We may be subject to foreign exchange risks, which could result in large cash losses.

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

Our investments in, and extensions of payment terms for, privately financed projects could result in significant losses.

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

We are subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act and the vessel documentation laws set forth in Chapter 121 of Title 46 of the United States Code. These statutes require vessels engaged in the transport of merchandise or passengers or dredging in the navigable waters of the U.S. to be owned and controlled by U.S. citizens. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S.-citizen owned. Our certificate of incorporation contains provisions limiting non-citizenship ownership of our capital stock. If our board of directors determines that persons who are not citizens of the U.S. own more than 22.5% of our outstanding capital stock or more than 22.5% of our voting power, we may redeem such stock. The required redemption price could be materially different from the current price of our common stock or the price at which the non-citizen acquired the common stock. If a non-citizen purchases our common stock, there can be no assurance that they will not be required to divest the shares and such divestiture could result in a material loss. Such restrictions and redemption rights may make our equity securities less attractive to potential investors, which may result in our common stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Delaware law and our charter documents may impede or discourage a takeover that our stockholders may consider favorable.

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

Our stockholders may not receive dividends, including because of restrictions in our debt agreements or Delaware law.

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

Significant fluctuations in the market price of our common stock may affect the ability of holders to resell our common stock at prices that they find attractive.

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

General Risk Factors

Our methods of accounting for recognizing revenue involve significant estimates and could result in a change in previously recorded revenue and profit.

We recognize revenue on our projects using generally accepted accounting principles in the United States (“GAAP”) including the percentage-of-completion method prior to December 31, 2017 and guidance from Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) subsequent to year-end December 31, 2017. The majority of our work is performed on a fixed-price basis. Contract revenue is recorded over time based on estimates which we develop from information known to us at the time of recording, but which may change. The cumulative impact of revisions to estimates is reflected in the period in which these changes are experienced or become known. Given the risks associated with the variables in these types of estimates, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.

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

If we are unable to attract and retain skilled labor and key personnel, including governance personnel, our business, results of operations, cash flows or financial condition could be materially and adversely affected.

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

Disruption, failure, data corruption, cyber-based attacks or security breaches of our IT systems could adversely affect our business and results of operations.

We rely on information technology (“IT”) systems in order to achieve our business objectives, including to transmit and store electronic information, to capture knowledge of our business including vessel operation systems containing information about production, efficiency and vessel positioning, to conduct our accounting, financial and treasury activities, to store historical financial, project and proprietary information, to monitor our vessel maintenance and engine systems, and to communicate within the organization and with customers, suppliers, partners and other third parties. Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters and computer system or network failures. The Company’s IT systems may also be subject to cybersecurity attacks including malware, other computer viruses or malicious software, spoofing or phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems and other electronic security breaches. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, failure to properly estimate the work or costs associated with projects, litigation and the loss of customers or suppliers. A significant disruption or failure could have a material adverse effect on our business, operating results, cash flows or financial condition.

Impairments to our goodwill or other intangible assets could negatively affect our financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns or leases the properties described below. The Company believes that its existing facilities are adequate for its operations.

Location	Type of Facility	Size		Leased or Owned
Staten Island, NY	Yard	4.4	Acres	Owned
Morgan City, LA	Yard	6.4	Acres	Owned
Norfolk, VA	Yard	15.3	Acres	Owned
Channelview, TX	Office	1,302	Square feet	Leased
Cape Girardeau, MO	Office	726	Square feet	Owned
Cape Girardeau, MO	Storage	7,200	Square feet	Owned
Cape Girardeau, MO	Yard	18.4	Acres	Owned
Houston, TX	Office	2,894	Square feet	Leased
Jacksonville, FL	Office	4,171	Square feet	Leased
Oakbrook Terrace, IL	Office	44,219	Square feet	Leased
Houston, TX	Office	23,336	Square feet	Leased

Item 3.	Legal Proceedings

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

The graph below shows the cumulative total return to stockholders of the Company’s common stock during a five year period ended December 31, 2020, the last trading day of our 2020 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2015, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*

Among Great Lakes Dredge & Dock Corporation, Peer Average and NASDAQ Composite Index

$380
$330
$280
$230
$180
$130
$80
$30
2015
2016
2017
2018
2019
2020
GLDD
Peer Average
COMP

* $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends. Fiscal year ended December 31,

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Great Lakes Dredge & Dock Corp	$100.00	$106.06	$136.36	$167.17	$286.11	$332.58
Peer Average (see below)	100.00	141.52	142.01	116.35	136.11	200.53
NASDAQ Composite Index	100.00	107.50	137.86	132.51	179.19	257.38

The peer group in the graph above is comprised of the following member companies:

Company	Ticker
Aegion Corporation, successor to Insituform Technologies, Inc.	AEGN
Ameresco	AMRC
Argan, Inc.	AGX
Badger Daylighting Ltd	BADFF
Construction Partners Inc	ROAD
Hill International	HIL
IES Holdings	IESC
Infrastructure & Energy Alternatives	IEA
Limbach Holdings	LMB
Logistec Corporation	LGT
Matrix Service Company	MTRX
Mistras Group	MG
MYR Group Inc.	MYRG
NV5 Global Inc	NVEE
Orion Marine Group, Inc.	ORN
Seacor Holdings	CKH
Sterling Construction Company, Inc.	STRL
Team, Inc.	TISI
Tidewater Inc.	TDW

Given the usage of this peer group for compensation purposes and the fact that each peer is a capital intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 19, 2021, the Company had approximately 21 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of the Company’s common stock by the Company during the year ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Aggregate Dollar Value That May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2020 - September 30, 2020	424,739	$9.09	424,739	$71,140,429
October 1, 2020 - October 31, 2020	1,400	$9.23	1,400	$71,127,473
December 1, 2020 - December 31, 2020	—	$—	—	$71,127,473
Total	426,139	$9.09	426,139	$71,127,473

(1) On August 4, 2020, the Company announced a share repurchase program approved by its board of directors, authorizing, but not obligating, the repurchase of up to an aggregate amount of $75,000,000 of its common stock, up to a pre-determined price ceiling per our internal guidance, from time to time through July 31, 2021.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions except shares in thousands and per share data)
Contract revenues	$733.6	$711.5	$620.8	$592.2	$637.5
Costs of contract revenues	562.4	557.8	509.3	549.4	552.1
Gross profit	171.2	153.8	111.5	42.7	85.3
General and administrative expenses	62.8	59.1	55.1	57.2	55.3
Proceeds from loss of use claim	(1.7)	(4.6)	—	—	—
(Gain) loss on sale of assets — net	(1.6)	1.1	3.7	4.8	3.1
Operating income (loss)	111.8	98.1	52.6	(19.3)	27.0
Interest expense — net	(26.6)	(27.5)	(33.6)	(26.0)	(23.5)
Equity in loss of joint ventures	—	—	—	(1.5)	(2.4)
Loss on extinguishment of debt	—	—	—	(2.3)	—
Other income (expense)	1.1	0.3	(2.6)	—	(0.8)
Income (loss) from continuing operations before income taxes	86.3	70.9	16.5	(49.1)	0.4
Income tax (provision) benefit	(20.2)	(15.3)	(5.4)	33.8	0.2
Income (loss) from continuing operations	66.1	55.7	11.0	(15.4)	0.5
Loss from discontinued operations, net of income taxes	—	(6.3)	(17.3)	(15.9)	(8.7)
Net income (loss)	$66.1	$49.3	$(6.3)	$(31.3)	$(8.2)

Basic earnings (loss) per share attributable to income from continuing operations (1)	$1.02	$0.88	$0.18	$(0.25)	$0.01
Basic loss per share attributable to loss on discontinued operations, net of income taxes	—	(0.10)	(0.28)	(0.26)	(0.14)
Basic earnings (loss) per share	$1.02	$0.78	$(0.10)	$(0.51)	$(0.13)
Basic weighted average shares	64,743	63,597	62,236	61,365	60,744

Diluted earnings (loss) per share attributable to income from continuing operations (1)	$1.00	$0.86	$0.17	$(0.25)	$0.01
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	—	(0.10)	(0.27)	(0.26)	(0.14)
Diluted earnings (loss) per share	$1.00	$0.76	$(0.10)	$(0.51)	$(0.13)
Diluted weighted average shares	65,872	65,042	63,607	61,365	61,367

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions)
Other Data:
Adjusted EBITDA from continuing operations (2)	$151.1	$135.6	$100.4	$35.2	$78.7
Net cash flows from operating activities	78.9	192.5	137.7	21.5	38.7
Net cash flows used in investing activities	(43.2)	(25.8)	(35.1)	(58.2)	(65.5)
Net cash flows (used in) from financing activities	(6.3)	(14.2)	(85.5)	34.2	30.8
Depreciation expense	38.2	37.1	50.4	56.0	54.8
Maintenance expense	67.1	62.4	44.2	50.1	54.8
Capital expenditures	47.6	48.6	53.7	63.9	84.3

(1)

Refer to Note 2, “Earnings per share,” in the Company’s consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 and above information for additional details regarding these calculations.

(2)	See definition of Adjusted EBITDA from continuing operations in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$216.5	$187.0	$34.5	$15.9	$11.2
Working capital	186.4	96.8	43.6	111.9	127.4
Total assets	958.0	897.6	730.3	832.4	893.6
Long-term debt, promissory notes and subordinated notes	323.7	322.8	322.0	428.1	390.4
Total stockholder's equity	346.7	279.4	214.9	221.3	247.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Great Lakes is the largest provider of dredging services in the United States. In addition, the Company has a long history of performing significant international projects. The Company operates in one reportable segment.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels, and cables and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments or severe erosion and drive the need for maintenance and coastal protection dredging. Rivers & lakes dredging and related operations typically consist of lake and river dredging, flood control dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects.

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

On March 28, 2020, dredging was specifically listed in the U.S. Department of Homeland Security’s “Advisory Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response” which federally designates the Company as an essential business or “critical infrastructure” company that can maintain operations during the ongoing pandemic. The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”); the Corps oversees the majority of these critical infrastructure projects and, in this capacity, has continued to follow their bid schedule and prioritize all types of dredging including port maintenance and expansion and coastal protection projects that are necessary to avoid potential storm damage during hurricane season. Despite the uncertainty surrounding COVID-19, to date, the Corps is continuing to advertise new projects and the Company’s project work has only experienced minor delays.

Executive Management established a COVID-19 Command Team that meets several times each week to update contingency plans and address the challenges related to maintaining operations in this evolving economic environment. The Company’s primary focus has been the health and safety of its employees. The Company has implemented new paid leave policies and additional sanitary and safety measures to mitigate the risk of infection to employees. On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary and social distancing measures. Although we have had crew members on certain of our vessels contract COVID-19, such instances have not to date had a material impact on our business. Since March, the Company’s corporate employees have effectively transitioned to a remote working environment and have discontinued non-essential travel to follow recommended physical and social distancing guidelines in order to reduce the risk of infection. The Company is following the protocols published by the U.S. Centers for Disease Control and Prevention, the World Health Organization and state and local governments. As the Company’s employees, customers and communities are facing significant challenges, the Company cannot predict how COVID-19 will evolve or the impact it, or actions taken to contain it, will have on future results. As of December 31, 2020, the Company experienced some project delays due to COVID-19 but overall business has not been significantly impacted.  Due to the uncertainty that surrounds this virus, the Company will be continually evaluating safety and operational contingency plans and the potential future impact that this evolving environment has on the Company’s business, financial condition and results of operations.

In 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other legislation which contain tax incentives designed to help businesses deal with the current economic turmoil caused by the pandemic. The coronavirus relief tax acts provide emergency economic stimulus which, among other things, includes various tax provisions relating to refundable payroll tax credits, deferment of the employer side of certain payroll taxes and social security payments, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The Company has elected to defer the employer side of certain payroll taxes and expects to pay such amounts when due in 2021 and 2022.

In 2020, the Company announced the relocation of its headquarters from Illinois to Houston, Texas, with the new Houston office lease beginning in January 2021. The relocation will place the Company closer to key regional customers and new markets, especially along the Gulf Coast and the Mississippi River.

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

The Company’s fleet, which includes 20 dredges, 17 material transportation barges, one drillboat, and numerous other support vessels, is the largest and most diverse fleet of any U.S. dredging company. Our fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to our fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

As mentioned above, the Company’s largest domestic customer is the Corps, which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is our customer. In 2020, our revenues earned from contracts with federal government agencies were approximately 79% of total revenue, up from our prior three year average of 74%.

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

Primary Factors that Determine Operating Profitability

The Company’s results of operations for a calendar or quarterly period are generally determined by the following three factors:

•

Bid wins and dredge employment— The Company recognizes backlog upon a project being awarded.  We begin to recognize revenues when a dredging contract commences a major activity on the project. The period prior to the commencement of a major activity for dredging projects can range from 45 days to six months depending on the complexity of the project and environmental work windows.  Although our dredging fleet is subject to downtime for scheduled periodic maintenance and regulatory dry dockings, we seek to maximize our revenues by employing our dredging fleet on a full-time basis. If a dredge is idle (i.e., the dredge is not employed on a dredging project or undergoing scheduled periodic maintenance and repair), we do not earn revenue with respect to that dredge during the time period for which it is idle.

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

Cost-to-cost method of revenue recognition— Revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. Additionally, we capitalize certain pre-contract and pre-construction costs, and defer recognition over the life of the contract. In preparing estimates, we draw on our extensive experience in the dredging businesses. We use this experience in conjunction with the project specifications to select equipment and to design a production technique for a project. We also utilize our database of historical dredging information which includes daily costs, mobilization and dredge production references on the same or similar projects to ensure that our estimates are as accurate as possible, given current circumstances. The daily costs and project duration are significant factors in our cost estimates to complete the project. Weather events, mechanical delays or other unplanned downtime instances may cause the actual costs to complete the project to differ from these estimates.

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

When conducting the annual impairment test for goodwill, the Company can choose to assess qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is below its carrying value.  If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test.  Otherwise, no further analysis is required.  The Company also may elect to forego this step and just perform the quantitative impairment test.

In the current year, the Company assessed the fair value of our reporting unit using both a market-based approach and an income-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of future market growth trends, forecasted revenues and expenses, appropriate discount rates and other variables. The estimates are based on assumptions that we believe to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates.

The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated revenue and Adjusted EBITDA. We analyze companies that perform similar services or are considered peers. Due to the fact that there are no public companies that are direct competitors, we weigh the results of this approach less than the income approach.

The Company has one operating segment which is also our one reportable segment and reporting unit. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. We performed our annual goodwill impairment test as of July 1, 2020 with no indication of impairment as of the test date. As of the test date, the fair value of the reporting unit was substantially in excess of its carrying value. We will perform the next scheduled annual test of goodwill in the third quarter of 2021 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2020 and 2019, our goodwill was $76.6 million.

Results of Operations—Fiscal Years Ended December 31, 2020, 2019 and 2018

The following table sets forth the components of net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the years ended December 31 2020, 2019 and 2018. The selected financial data presented below have been derived from the Company’s consolidated financial statements; items may not sum due to rounding.

	2020	2019	2018
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(76.7)	(78.4)	(82.0)
Gross profit	23.3	21.6	18.0
General and administrative expenses	(8.6)	(8.3)	(8.9)
Proceeds from loss of use claim	0.2	0.6	—
Gain (loss) on sale of assets—net	0.2	(0.2)	(0.6)
Operating income	15.1	13.7	8.5
Interest expense—net	(3.6)	(3.9)	(5.4)
Other income (expense)	0.2	—	(0.4)
Income from continuing operations before income taxes	11.7	9.8	2.7
Income tax provision	(2.8)	(2.1)	(0.9)
Income from continuing operations	8.9	7.7	1.8
Loss from discontinued operations, net of income taxes	—	(0.9)	(2.8)
Net income (loss)	8.9	6.8	(1.0)

Adjusted EBITDA from continuing operations	20.6%	19.1%	16.2%

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations, as provided herein, represents net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA from continuing operations as an additional measure by which to evaluate our operating trends. We believe that Adjusted EBITDA from continuing operations is a measure frequently used to evaluate performance of companies with substantial leverage and that our primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA from continuing operations to evaluate our period to period performance. Additionally, management believes that Adjusted EBITDA from continuing operations provides a transparent measure of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, we use a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under our incentive plan. Adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA from continuing operations, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, net interest expense and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain our business. For these reasons, we use operating income to measure our operating performance and use Adjusted EBITDA from continuing operations only as a supplement. The following is a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$66,103	$49,339	$(6,293)
Loss from discontinued operations, net of income taxes	—	(6,329)	(17,309)
Income from continuing operations	66,103	55,668	11,016
Adjusted for:
Interest expense—net	26,585	27,524	33,578
Income tax provision	20,187	15,253	5,437
Depreciation expense	38,183	37,145	50,389
Adjusted EBITDA from continuing operations	$151,058	$135,590	$100,420

Components of Contract Revenues

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, (in thousands):

Revenues	2020	2019	2018

Capital—U.S.	$336,163	$299,706	$333,037
Capital—foreign	25,892	48,619	14,088
Coastal protection	201,361	182,369	175,923
Maintenance	148,767	104,753	53,427
Rivers & lakes	21,418	76,071	44,320
Total revenues	$733,601	$711,518	$620,795

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total revenue was $733.6 million in 2020, an increase of $22.1 million, or 3.1%, from 2019 total revenue of $711.5 million. The increase was largely attributable to increases in domestic capital, coastal protection and maintenance revenues as compared to the prior year. This increase was partially offset by a decrease in rivers & lakes and foreign capital revenues during the current year as compared to the prior year. The Company categorizes revenue by service type to understand the market in which we operate and to assess how we are performing on bidding work or projects and are generating revenue from backlog.

Domestic capital dredging revenues increased $36.5 million, or 12.2%, to $336.2 million in 2020 when compared to 2019 revenues of $299.7 million. The increase in domestic capital dredging revenue was primarily driven by greater revenue earned from deepening projects in Charleston and Jacksonville and a coastal restoration project in Mississippi in the current year when compared to the prior year period. This increase was partially offset by a greater amount of revenue earned on deepening projects in Tampa, Corpus Christi and on the Delaware River during the prior year. We earned 78% of backlog relating to our capital dredging operations that had been carried forward from December 31, 2019.

Revenues from foreign dredging operations in 2020 totaled $25.9 million, a decrease of $22.7 million, or 46.7%, from 2019 revenues of $48.6 million. The decrease in foreign dredging revenue was driven by decreased revenue earned on a project in Bahrain in 2020 as compared to 2019. We earned 78% of backlog relating to our foreign dredging operations that had been carried forward from December 31, 2019.

Coastal protection revenues were $201.4 million in 2020, an increase of $19.0 million, or 10.4%, from $182.4 million in 2019. The increase in coastal protection revenue for the year ended December 31, 2020 was mostly attributable to a greater amount of revenue earned on projects in Florida, Louisiana and Georgia in the current year as compared to the prior year. This increase was partially offset by a greater amount of revenue earned on projects in North Carolina and Delaware during the prior year when compared to the current year. We earned 100% of backlog relating to coastal protection operations that had been carried forward from December 31, 2019.

Revenues from maintenance dredging projects in 2020 were $148.8 million, an increase of $44.0 million, or 42.0%, from $104.8 million in 2019. The increase in maintenance revenue during the current year was mostly attributable to revenue earned on projects in Maryland, Virginia, New York and New Jersey.  This increase was partially offset by greater revenue earned on projects in Texas, North Carolina and South Carolina in the prior year when compared to the current year. We earned 100% of backlog relating to maintenance dredging projects that had been carried forward from December 31, 2019.

Rivers & lakes revenues were $21.4 million for 2020, a decrease of $54.7 million, or 71.9%, from $76.1 million in 2019. The decrease in rivers & lakes revenue during the current year was mostly attributable to a greater amount of revenue earned during the prior year on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as a project in Louisiana, when compared to the current year. This decrease was partially offset by revenue earned on projects in Mississippi and Nebraska in the current year. We earned 97% of backlog relating to rivers & lakes operations that had been carried forward from December 31, 2019.

Gross profit for the year ended December 31, 2020 increased by $17.4 million, or 11.3%, to $171.2 million from $153.8 million for the year ended December 31, 2019. Gross profit margin (gross profit divided by revenue) for the full year 2020 was 23.3%, higher than prior year gross profit margin of 21.6%. The higher gross profit for 2020 was driven by an increase in the profitability of the Company’s domestic capital, coastal protection and maintenance projects in the current year. This increase in profitability was partially offset by lower gross profit results in the rivers & lakes dredging projects during the prior year.

General and administrative expenses totaled $62.8 million for the year ended December 31, 2020, up from $59.1 million for the year ended December 31, 2019. The increase in general and administrative expense for the full year 2020 as compared to 2019 was attributable to an increase in payroll and benefits, mostly related to an increase in severance pay, increases in technical and consulting fees and increases in legal fees of $1.1 million, $0.8 million and $0.6 million, respectively. Additionally, there were increases related to relocation costs and office expenses in the current year when compared to the prior year.

Operating income was $111.8 million and $98.1 million for the years ended December 31, 2020 and 2019, respectively. The increase in operating income during the year ended December 31, 2020 was a result of higher gross profit, as described above. This increase was partially offset by higher general and administrative expense compared to the prior year, as described above. Additionally, there was a $1.6 million gain on sale of assets as well as $2.9 million lower proceeds from loss of use claims for the year ended December 31, 2020 when comparing to the prior year.

The Company’s net interest expense for 2020 totaled $26.6 million compared to $27.5 million in 2019. The decrease in interest expense was attributable to a decrease of $0.5 million in extinguishment of debt and $0.6 million of amortization of deferred financing fees when compared to the prior year period. Additionally, $0.6 million of capitalized interest contributed to the decrease in the current year when compared to the prior year. These decreases were offset by a $1.0 million decrease in interest income when comparing the current year to the prior year.

Income tax provision in 2020 was $20.2 million, compared to an income tax provision of $15.3 million in 2019. The change in income tax provision is primarily related to higher pretax income during the current year, as described above. The effective tax rate for the year ended December 31, 2020 was 23.4%, above the effective tax rate of 21.5% for the same period of 2019. The lower effective tax rate in the prior year was due to a change in deferred state tax rate that did not repeat in the current year.

For the year ended December 31, 2020, net income from continuing operations was $66.1 million compared to net income of $55.7 million for the year ended December 31, 2019. The increase in net income from continuing operations for the year ended December 31, 2020 was driven by the increase to gross profit, as described above, a $1.6 million gain on sale of assets, a decrease of interest expense, as described above, and an increase to other income of $0.8 million. This increase was partially offset by an increase to general and administrative expense, as described above, a $4.9 million increase in income tax provision and a decrease in proceeds of a loss of use claim of $2.9 million, during the current year when compared to the prior year.

Adjusted EBITDA from continuing operations (as defined and reconciled on page 40) was $151.1 million and $135.6 million for the years ended December 31, 2020 and 2019, respectively. The increase in Adjusted EBITDA from continuing operations of $15.5 million, up 11.4% from 2019 was attributable to higher gross profit, excluding depreciation, a $1.6 million in gain on sale of assets, and an increase to other income of $0.8 million. This increase was partially offset by an increase to general and administrative expense, as described above and a decrease in proceeds of a loss of use claim of $2.9 million, during the current year when compared to the prior year.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For a discussion comparing our consolidated operating results from the year ended December 31, 2019 with the year ended December 31, 2018, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Year Ended December 31, 2019 Compared to Year Ended December 31, 2018” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Commission on February 26, 2020.

Bidding Activity and Backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated (in thousands):

	December 31,	December 31,	December 31,
Backlog	2020	2019	2018

Capital - U.S.	$320,920	$347,377	$447,139
Capital - foreign	6,865	30,571	73,112
Coastal protection	97,986	141,039	81,068
Maintenance	125,090	60,891	56,189
Rivers & lakes	8,515	9,528	49,583
Total Backlog	$559,376	$589,406	$707,091

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 70% of our 2020 backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

Approximately 90% of the Company’s backlog at December 31, 2020 is expected to be completed and converted to revenue in 2021.

The 2020 domestic dredging bid market totaled $1,792 million, which is in line with the 2019 domestic dredging bid market of $1,786 million. Total domestic dredging bid market for the current year period included awards for additional phases of the Jacksonville, Charleston and Corpus Christi deepening projects, two coastal restoration projects in Louisiana, maintenance work on the Ohio and Mississippi River, hopper maintenance work on the West Coast and a liquefied natural gas (“LNG”) capital project in Louisiana. There were increases in domestic capital, maintenance and rivers and lakes projects let to bid in the current period and decreases in coastal protection projects. The Company won 39% of the overall 2020 domestic bid market, up from a 26% win rate of the overall 2019 domestic bid market. Variability in contract wins from period to period is not unusual. We believe trends in our win rate over the prior three year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2020 contracted backlog was $559.4 million. This represents a decrease of $30.0 million, or 5.1%, over our December 31, 2019 backlog of $589.4 million. These amounts do not reflect approximately $472.3 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog, including two large LNG projects. At December 31, 2019, the amount of domestic low bids pending award was $201.3 million. Backlog at December 31, 2020 and 2019 includes deepening projects in Charleston and Jacksonville totaling approximately $216 million and $254 million, respectively.

The Company won 49%, or $308.7 million, of the domestic capital dredging projects awarded in 2020, compared to 20%, or $65.4 million, in the prior year. During 2020, the Company was awarded an additional phase of the Jacksonville Deepening project for $105 million, an additional phase of the Charleston Deepening project for $53 million, three projects in Louisiana which consisted of two coastal restoration projects of $30 million and $28 million, respectively, and an LNG project for a private client. Domestic capital dredging work made up $320.9 million, or 57%, of our December 31, 2020 contracted backlog. During 2020, we continued to earn revenue on deepening projects in Charleston, Jacksonville and Corpus Christi and a coastal restoration project in Mississippi, which were in backlog at December 31, 2019. We expect 85% of our domestic capital backlog at December 31, 2020 to be performed in 2021, with the remainder to be performed in 2022. Government funded projects coming into the pipeline include additional phases of the Boston, Charleston, Jacksonville and Corpus Christi deepenings, as well as new deepenings for ports in Mobile, Alabama and the Everglades in Florida. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Foreign capital dredging backlog decreased to $6.9 million at December 31, 2020 from $30.6 million at the end of 2019. During 2020, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2019. We expect substantially all of our foreign capital backlog at December 31, 2020 to be performed in the first half of 2021.

The Company won 65%, or $152.3 million, of the coastal protection projects awarded in 2020, compared to 47%, or $247.4 million, in the prior year. During 2020, the Company was awarded coastal protection projects of $31 million in North Carolina, $24 million in New Jersey and $21 million in Florida. We have contracted backlog related to coastal protection of $98.0 million at December 31, 2020 compared to $141.0 million at the end of 2019. During the year ended December 31, 2020, the Company continued to earn revenue on coastal protection projects in New York, North Carolina, and Florida which were in backlog at December 31, 2019. We expect substantially all of our coastal protection backlog at December 31, 2020 to be performed in 2021. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

The Company won 27%, or $199.7 million, of the maintenance dredging projects awarded in 2020 compared to 16%, or $142.6 million, in 2019. During 2020 we were awarded maintenance projects of $45 million in Louisiana, $22 million in Florida and $18 million in Maryland and Virginia. During the year ended December 31, 2020, we continued to work on projects in Maryland, North Carolina and Florida which were in backlog at December 31, 2019. Our contracted maintenance dredging backlog at December 31, 2020 of $125.1 million is $64.2 million higher than the backlog of $60.9 million at December 31, 2019. We expect substantially all of our maintenance dredging backlog at December 31, 2020 to be performed in 2021. Past Water Resources Development Act (“WRDA”) bills called for full use of the Harbor Maintenance Trust Fund (“HMTF”) for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. The 2020 Water Resources Development Act (WRDA) legislation was included in the Consolidated Appropriations Act 2021 signed into law on December 27, 2020.  This continues the trend of WRDA legislation in each session of Congress since 2014.  The legislation provides access to the $9.3 billion in unspent HMTF tax collections, establishes a funds distribution process for HMTF funding and approves projects to proceed to construction.  Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

The Company won 17%, or $32.1 million, of the rivers & lakes projects in the markets where the group operates during the current year, compared to 48%, or $11.5 million, in 2019. During the current year, we were awarded new work in Texas, Mississippi and Nebraska. For the year ended December 31, 2020, we continued to earn revenue on a large project in Texas which was in backlog at December 31, 2019. We have contracted dredging backlog related to rivers & lakes of $8.5 million at December 31, 2020, which is $1.0 million lower than the backlog of $9.5 million at December 31, 2019. We expect substantially all of our rivers & lakes backlog at December 31, 2020 to be performed in 2021.

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

The Company’s net cash provided by operating activities of continuing operations for the years ended December 31, 2020, 2019 and 2018 totaled $78.9 million, $201.8 million and $141.7 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities of continuing operations during 2020 compared to the same period in the prior year was driven by billings and collections on large projects during the prior period as well as an increase in working capital due to an increase in receivables during the current year when compared to the same period in the prior year. This decrease was partially offset by an increase in net income in the current year when compared to the prior year period. Cash provided by operating activities for the year ended December 31, 2019 was up compared to 2018 due to higher net income during 2019.

The Company’s net cash flows used in investing activities of continuing operations for the years ended December 31, 2020, 2019 and 2018 totaled $43.2 million, $43.8 million and $35.5 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of our dredging fleet. In the second quarter of 2020, the Company announced and made a down payment for a contract to build a 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first quarter of 2023.  In 2020 and 2019, we received $4.5 million and $5.6 million, respectively, in proceeds from dispositions of property and equipment. During 2018, we received $4.5 million in cash proceeds from a sale-leaseback of a dredge as well as $9.4 million in proceeds from the sale of underperforming and underutilized assets identified through our strategic review. Further, we bought out two leases for $14.3 million as part of the restructuring initiative of disposing underperforming assets during the year ended December 31, 2018.

The Company’s net cash flows used in financing activities of continuing operations for the years ended December 31, 2020, 2019 and 2018 totaled $6.3 million, $14.1 million and $83.9 million, respectively. The decrease in cash used in financing activities primarily relates to changes in the net repayments on the Company’s revolving credit facility in the prior year of $11.5 million compared to none in the current year. Of the previously announced $75.0 million share repurchase program, the Company repurchased $3.9 million of common stock during 2020. Additionally, we paid $2.3 million in financing fees on the Amended Credit Agreement for the senior secured credit facility during 2019. The Company has the ability to call the bonds at par in May 2021.  During 2018, we made net repayments on the Company’s revolving credit facility of $83.5 million.

The Company maintains a favorable cash on hand position and revolver availability and as a result is well positioned for changes in the current economic environment. To date, the Company has not had a significant operational or financial impact as a result of the ongoing coronavirus (COVID-19) pandemic but will continue to assess the potential economic impact that the virus and actions taken to contain it could have on the Company’s operations and liquidity.

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

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2020. Additional information related to these obligations can be found in Note 6, “Long-term debt,” and Note 13, “Commitments and contingencies,” to our consolidated financial statements.

	Obligations coming due in year(s) ending:

	Total	2021	2022 - 2024	2025 - 2027	2028 and beyond
Senior notes (1)	361.8	26.0	335.8	—	—
Operating lease commitments	72.8	22.2	41.6	9.0	—
Total	$434.6	$48.2	$377.4	$9.0	$—

(1)	Includes cash interest payments calculated at stated fixed rate of 8.000%.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract guarantees and insurance payment liabilities totaling $36.4 million at December 31, 2020. We have granted liens on a substantial portion of the owned operating equipment as security for borrowings under the Amended Credit Agreement and other indebtedness.

At December 31, 2020, the Company had outstanding performance bonds with a notional amount of $1,187.9 million of which $17.4 million relates to projects from our historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects in continuing operations totaled $524.4 million.

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

At December 31, 2020, the Company had long-term senior notes outstanding with a recorded face value of $325.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 8.000%, was $333.3 million at December 31, 2020 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2020 the fair value of this fixed rate debt would have increased to $337.0 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 8% of our costs of contract revenues. We use fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. We do not purchase fuel hedges for trading purposes. Based on our 2021 projected domestic fuel consumption, a 10% increase in the average price per gallon of fuel would have an immaterial effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2020. At December 31, 2020 we had outstanding arrangements to hedge the price of a portion of our fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements through December 2020. As of December 31, 2020, there were 11.9 million gallons remaining on these contracts. Under these agreements, we will pay fixed prices ranging from $1.12 to $1.90 per gallon. At December 31, 2020, the fair value asset on these contracts was estimated to be $1.7 million, based on quoted market prices and is recorded in other current assets. A 10% change in forward fuel prices would result in an immaterial change in the fair value of fuel hedges outstanding at December 31, 2020.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 24, 2021, are set forth on pages 51 to 76 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations for 2020 and 2019. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2020
Contract revenues	$217.7	$167.9	$175.8	$172.1
Costs of contract revenues	(149.2)	(134.9)	(139.5)	(138.8)
Gross profit	68.5	33.0	36.4	33.4
General and administrative expenses	(15.6)	(14.8)	(14.9)	(17.5)
Proceeds from loss of use claim	—	—	1.7	—
Gain on sale of assets — net	0.1	0.0	—	1.4
Operating income	53.0	18.3	23.2	17.3
Interest expense — net	(6.6)	(6.7)	(6.7)	(6.5)
Other income (expense)	(1.1)	0.6	0.2	1.5
Income before income taxes	45.3	12.1	16.6	12.3
Income tax provision	(11.3)	(3.1)	(4.1)	(1.7)
Net income	$34.0	$9.0	$12.5	$10.6

Basic earnings per share	$0.53	$0.14	$0.19	$0.16
Basic weighted average shares	64.5	64.9	64.9	64.8

Diluted earnings per share	$0.52	$0.14	$0.19	$0.16
Diluted weighted average shares	65.7	65.8	65.9	66.0

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Unaudited
	(dollars in millions except shares in thousands and per share data)
2019
Contract revenues	$192.6	$184.8	$169.8	$164.3
Costs of contract revenues	(142.8)	(147.3)	(137.9)	(129.7)
Gross profit	49.9	37.5	31.8	34.6
General and administrative expenses	(14.8)	(14.6)	(13.5)	(16.2)
Proceeds from loss of use claim	—	—	—	4.6
Gain (loss) on sale of assets — net	(0.3)	(0.1)	0.0	(0.8)
Operating income	34.8	22.8	18.4	22.2
Interest expense — net	(7.6)	(7.2)	(6.3)	(6.5)
Other income (expense)	0.2	0.1	(0.0)	0.0
Income before income taxes	27.4	15.7	12.0	15.8
Income tax provision	(6.8)	(4.2)	(3.2)	(1.0)
Income from continuing operations	20.5	11.5	8.8	14.8
Income (loss) from discontinued operations, net of income taxes	(3.4)	(3.3)	(0.9)	1.2
Net income	$17.2	$8.2	$8.0	$16.0

Basic earnings per share attributable to income from continuing operations	$0.33	$0.18	$0.14	$0.23
Basic income (loss) per share attributable to income (loss) from discontinued operations, net of tax	(0.05)	(0.05)	(0.02)	0.02
Basic earnings per share	$0.28	$0.13	$0.12	$0.25
Basic weighted average shares	62.9	63.6	63.9	64.0

Diluted earnings per share attributable to income from continuing operations	$0.32	$0.18	$0.14	$0.23
Diluted income (loss) per share attributable to income (loss) from discontinued operations, net of tax	$(0.05)	$(0.05)	$(0.02)	$0.02
Diluted earnings per share	$0.27	$0.13	$0.12	$0.25
Diluted weighted average shares	64.6	65.0	65.1	65.3

Note: Items may not sum due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2020.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2020. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements and financial statement schedule.

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

February 24, 2021

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Corporate Governance,” “Security Ownership of Certain Beneficial Owners and Management” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables,” “Compensation Discussion and Analysis,” “Corporate Governance” and “CEO Pay Ratio” in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Corporate Governance” and “Potential Payments Upon Termination or Change of Control” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are set forth on pages 54 to 80 of this Report and are incorporated by reference in Item 8 of this Report.

2. Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 81, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

The Company has changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimated Costs at Completion— Refer to Notes 1 & 10 to the financial statements

Critical Audit Matter Description

During 2020 the Company’s contract revenues were $733.6 million, all of which represented revenue recognized over time as work progressed on individual contracts. The Company recognizes revenue on its contracts utilizing the cost-to-cost method for determining progress toward completion of each contract.  Revenue is recognized using contract fulfillment costs incurred to date compared to total estimated fulfillment costs at completion.  Daily costs and project duration are significant factors in management’s estimate of fulfillment costs at completion.

We identified estimated contract fulfillment costs at completion used in revenue recognition as a critical audit matter because of the judgments inherent in management’s estimates related to contracts that were in progress at December 31, 2020. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures on the total estimated contract fulfillment costs which underlie management’s determination of revenue on contracts in progress.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to contract fulfillment costs incurred to date and management’s estimates of the total costs at completion for contracts in progress included the following, among others:

•	We tested the effectiveness of controls over revenue recognition, including management’s controls over contract fulfillment costs incurred to date and estimated total costs at completion.
•	We selected a sample of contracts with customers and we performed the following:
•

Compared the total revenue amounts used by management to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed with the customers.

•

Evaluated management’s ability to achieve the estimates of total cost by inquiring with the Company’s project managers and engineers, comparing the estimates to management’s work plans, and comparing expected profit margins to those achieved on similar contracts.

•

For certain contracts, we performed virtual meetings with the project site managers and utilized global positioning system tracking technology to virtually validate equipment deployed on-site and discuss the contract activities with operational management.

•	Tested the mathematical accuracy of management’s calculation of revenue
•

We tested the accuracy and occurrence of contract fulfillment costs incurred to date by selecting a sample of costs from contract cost general ledger detail and obtaining supporting documentation in the form of invoices or pay statements and time-charged records.

•

We compared total actual costs incurred on projects completed during the year to management’s estimates as of the prior year end to evaluate management’s ability to accurately forecast total contract fulfillment costs at completion.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 24, 2021

We have served as the Company's auditor since 1991.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(in thousands, except per share amounts)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$216,510	$186,995
Accounts receivable—net	38,990	19,785
Contract revenues in excess of billings	32,106	22,560
Inventories	34,689	30,189
Prepaid expenses	3,091	1,525
Other current assets	37,307	39,658
Total current assets	362,693	300,712

PROPERTY AND EQUIPMENT—Net	383,042	374,596
OPERATING LEASE ASSETS	65,188	72,612
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	58,413	61,126
ASSETS HELD FOR SALE— Noncurrent	2,900	3,970
OTHER	9,212	7,960
TOTAL	$958,024	$897,552

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,308	$76,091
Accrued expenses	52,899	51,225
Operating lease liabilities	19,472	21,351
Billings in excess of contract revenues	32,608	55,266
Total current liabilities	176,287	203,933

LONG-TERM DEBT	323,735	322,843
OPERATING LEASE LIABILITIES—Noncurrent	45,879	51,131
DEFERRED INCOME TAXES	56,466	35,740
OTHER	8,989	4,506
Total liabilities	611,356	618,153

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 65,023 and 64,283 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	6	6
Additional paid-in capital	304,757	302,189
Accumulated retained earnings (accumulated deficit)	40,937	(23,091)
Accumulated other comprehensive income	968	295
Total equity	346,668	279,399
TOTAL	$958,024	$897,552

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands, except per share amounts)

	2020	2019	2018

CONTRACT REVENUES	$733,601	$711,518	$620,795
COSTS OF CONTRACT REVENUES	562,373	557,761	509,335
GROSS PROFIT	171,228	153,757	111,460

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	62,757	59,110	55,108
PROCEEDS FROM LOSS OF USE CLAIM	(1,723)	(4,619)	—
(GAIN) LOSS ON SALE OF ASSETS—Net	(1,571)	1,138	3,731
Total operating income	111,765	98,128	52,621

OTHER EXPENSE:
Interest expense—net	(26,585)	(27,524)	(33,578)
Other income (expense)	1,110	317	(2,590)
Total other expense	(25,475)	(27,207)	(36,168)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	86,290	70,921	16,453
INCOME TAX PROVISION	(20,187)	(15,253)	(5,437)

INCOME FROM CONTINUING OPERATIONS	66,103	55,668	11,016
Loss from discontinued operations, net of income taxes	—	(6,329)	(17,309)

NET INCOME (LOSS)	$66,103	49,339	$(6,293)

Basic earnings per share attributable to income from continuing operations	$1.02	$0.88	$0.18
Basic loss per share attributable to loss on discontinued operations, net of income taxes	—	(0.10)	(0.28)
Basic earnings (loss) per share	$1.02	$0.78	$(0.10)
Basic weighted average shares	64,743	63,597	62,236

Diluted earnings per share attributable to income from continuing operations	$1.00	$0.86	$0.17
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	—	(0.10)	(0.27)
Diluted earnings (loss) per share	$1.00	$0.76	$(0.10)
Diluted weighted average shares	65,872	65,042	63,607

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

	2020	2019	2018
Net income (loss)	$66,103	$49,339	$(6,293)
Currency translation adjustment—net of tax (1)	—	—	1,513
Net unrealized (gain) loss on derivatives—net of tax (2)	673	4,104	(5,325)
Other comprehensive income (loss)—net of tax	673	4,104	(3,812)
Comprehensive income (loss)	$66,776	$53,443	$(10,105)

(1)	Net of income tax provision of $(1,017) for the year ended December 31, 2018.
(2)	Net of income tax (provision) benefit of $217, $(421) and $775 for the years ended December 31, 2020, 2019 and 2018, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders

							Accumulated
	Shares of		Shares of		Additional	Accumulated	Other
	Common	Common	Treasury	Treasury	Paid-In	Retained Earnings	Comprehensive
	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income (Loss)	Total
BALANCE—January 1, 2018	61,897	$6	(278)	$(1,433)	$289,821	$(67,101)	$3	$221,296

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	(1,577)	—	(1,577)
Share-based compensation	132	—	—	—	5,425	—	—	5,425
Vesting of restricted stock units, including impact of shares withheld for taxes	520	—	—	—	(1,205)	—	—	(1,205)
Exercise of stock options and purchases from employee stock plans	281	—	—	—	1,094	—	—	1,094
Net loss	—	—	—	—	—	(6,293)	—	(6,293)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(3,812)	(3,812)
BALANCE—December 31, 2018	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	2,802	—	2,802
Share-based compensation	73	—	—	—	8,395	—	—	8,395
Vesting of restricted stock units, including impact of shares withheld for taxes	873	—	—	—	(5,008)	—	—	(5,008)
Exercise of stock options and purchases from employee stock purchase plan	785	—	—	—	4,839	—	—	4,839
Cancellation of treasury stock	(278)	—	278	1,433	(1,172)	(261)	—	—
Net income	—	—	—	—	—	49,339	—	49,339
Other comprehensive income—net of tax	—	—	—	—	—	—	4,104	4,104
BALANCE—December 31, 2019	64,283	$6	—	$—	$302,189	$(23,091)	$295	$279,399

Share-based compensation	94	—	—	—	6,754	—	—	6,754
Vesting of restricted stock units, including impact of shares withheld for taxes	741	—	—	—	(4,748)	—	—	(4,748)
Exercise of stock options and purchases from employee stock purchase plan	331	—	—	—	2,360	—	—	2,360
Repurchase of common stock	(426)	—	—	—	(1,798)	(2,075)	—	(3,873)
Net income	—	—	—	—	—	66,103	—	66,103
Other comprehensive income—net of tax	—	—	—	—	—	—	673	673
BALANCE—December 31, 2020	65,023	$6	—	$—	$304,757	$40,937	$968	$346,668

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

	2020	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$66,103	$49,339	$(6,293)
Loss from discontinued operations, net of income taxes	—	(6,329)	(17,309)
Income from continuing operations	66,103	55,668	11,016
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation expense	38,183	37,145	50,389
Deferred income taxes	20,508	15,134	5,760
(Gain) loss on dispositions of property and equipment	(1,571)	1,138	3,731
Other non-cash restructuring items	—	—	2,337
Amortization of deferred financing fees	1,611	2,746	3,504
Unrealized foreign currency gain	—	—	(231)
Share-based compensation expense	6,754	6,908	4,643
Changes in assets and liabilities:
Accounts receivable	(19,205)	44,994	(8,364)
Contract revenues in excess of billings	(9,546)	(4,607)	54,881
Inventories	(2,383)	(1,939)	(921)
Prepaid expenses and other current assets	1,466	(8,539)	11,976
Accounts payable and accrued expenses	(3,328)	12,546	(1,480)
Billings in excess of contract revenues	(22,658)	37,473	7,524
Other noncurrent assets and liabilities	3,013	3,120	(3,093)
Net cash flows provided by operating activities of continuing operations	78,947	201,787	141,672
Net cash flows used in operating activities of discontinued operations	—	(9,238)	(4,019)
Cash provided by operating activities	78,947	192,549	137,653

INVESTING ACTIVITIES:
Purchases of property and equipment	(47,621)	(49,412)	(49,422)
Proceeds from dispositions of property and equipment	4,450	5,592	13,880
Net cash flows used in investing activities of continuing operations	(43,171)	(43,820)	(35,542)
Net cash flows provided by investing activities of discontinued operations	—	18,056	425
Cash used in investing activities	(43,171)	(25,764)	(35,117)

	2020	2019	2018
FINANCING ACTIVITIES:
Repayments of debt	—	—	(298)
Deferred financing fees	—	(2,388)	—
Taxes paid on settlement of vested share awards	(4,748)	(5,008)	(1,205)
Exercise of stock options and purchases from employee stock plans	2,360	4,839	1,094
Repurchase of common stock	(3,873)	—	—
Borrowings under revolving loans	—	—	29,000
Repayments of revolving loans	—	(11,500)	(112,500)
Net cash flows used in financing activities of continuing operations	(6,261)	(14,057)	(83,909)
Net cash flows used in financing activities of discontinued operations	—	(191)	(1,547)
Cash (used in) provided by financing activities	(6,261)	(14,248)	(85,456)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	26
Net increase in cash, cash equivalents and restricted cash	29,515	152,537	17,106
Cash, cash equivalents and restricted cash at beginning of period	186,995	34,458	17,352
Cash, cash equivalents and restricted cash at end of period	$216,510	$186,995	$34,458

Supplemental Cash Flow Information
Cash paid for interest	$26,430	$24,942	$30,855
Cash paid for income taxes	$392	$366	$290

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$6,693	$6,473	$7,303
Repayments of debt with proceeds from sale-leaseback transactions	$—	$—	$13,034

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2020 AND 2019 AND FOR THE

YEARS ENDED December 31, 2020, 2019 AND 2018

(In thousands, except per share amounts or as otherwise noted)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) are in the business of marine construction, primarily dredging. The Company is the largest provider of dredging services in the United States. In addition, the Company has a long history of performing significant international projects. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services

Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of Great Lakes Dredge & Dock Corporation and its majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence, but not control. Other investments, if any, are carried at cost.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue and Cost Recognition on Contracts—Revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. Additionally, the Company capitalizes certain pre-contract and pre-construction costs, and defers recognition over the life of the contract. The Company’s performance obligations are satisfied over time and revenue is recognized using the cost-to-cost method, described above. Contract modifications are changes in the scope or price (or both) of a contract that are approved by the parties to the contract. The Company recognizes a contract modification when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. Contract modifications are routine in the performance of the Company’s contracts. In most instances, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.  Contract modifications are included in the transaction price only if it is probable that the modification estimate will not result in a significant reversal of revenue. Revisions in estimated gross profit percentages are recorded in the period during which the change in circumstances is experienced or becomes known. As the duration of most of the Company’s contracts is one year or less, the cumulative net impact of these revisions in estimates, individually and in the aggregate across projects, does not significantly affect results across annual reporting periods. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.

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

Accounts Receivable—Accounts receivable represent amounts due or billable under the terms of contracts with customers, including amounts related to retainage. The Company anticipates collection of retainage generally within one year, and accordingly presents retainage as a current asset. The Company provides an allowance for estimated uncollectible accounts receivable based on historical and expected losses and when events or conditions indicate that amounts outstanding are not recoverable.

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

Goodwill—Goodwill represents the excess of acquisition cost over fair value of the net assets acquired. Goodwill is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. GAAP requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

When conducting the annual impairment test for goodwill, the Company can choose to assess qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is below its carrying value.  If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test.  Otherwise, no further analysis is required.  The Company also may elect to forego this step and just perform the quantitative impairment test.

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

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit of which the Company tests goodwill for impairment. The historical environmental & infrastructure segment, which the Company sold during the second quarter of 2019, has been retrospectively presented as discontinued operations and assets and liabilities held for sale and is no longer reflected in continuing operations. The Company performed its most recent annual test of impairment as of July 1, 2020 with no indication of impairment as of the test date. As of the test date, the fair value of the reporting unit was substantially in excess of its carrying value.  The Company will perform its next scheduled annual test of goodwill in the third quarter of 2021 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. No triggering events were identified in 2020 or 2019. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

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

Recent Accounting Pronouncements—In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting and other transactions to simplify the accounting for transitioning from the London Interbank Offered Rate (“LIBOR”), and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this update was effective upon its issuance; if elected, it is to be applied prospectively through December 31, 2022. The Company is currently evaluating the effect the potential adoption of this ASU will have on the Company’s consolidated financial statements.

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

The computations for basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 are as follows:

(shares in thousands)
	2020	2019	2018
Income from continuing operations	$66,103	$55,668	$11,016
Loss on discontinued operations, net of income taxes	—	(6,329)	(17,309)
Net income (loss)	$66,103	$49,339	$(6,293)

Weighted-average common shares outstanding — basic	64,743	63,597	62,236
Effect of stock options and restricted stock units	1,129	1,445	1,371

Weighted-average common shares outstanding — diluted	65,872	65,042	63,607

Earnings per share from continuing operations — basic	$1.02	$0.88	$0.18
Earnings per share from continuing operations — diluted	$1.00	$0.86	$0.17

For the years ended December 31, 2020, 2019 and 2018 the following amounts of NQSOs and RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive:

(shares in thousands)
	2020	2019	2018
Effect of stock options and restricted stock units	1	16	1,285

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2020 and 2019 are as follows:

	2020	2019
Land	$9,992	$9,992
Buildings and improvements	1,315	5,071
Furniture and fixtures	17,251	16,299
Operating equipment	762,350	738,375

Total property and equipment	790,908	769,737

Accumulated depreciation	(407,866)	(395,141)

Property and equipment — net	$383,042	$374,596

Operating equipment of $2,900 and $3,970 was classified as held for sale, excluded from property and equipment, as of December 31, 2020 and 2019, respectively.

Depreciation expense was $38,183, $37,145 and $50,389, for the years ended December 31, 2020, 2019 and 2018, respectively.

For more information about changes in assets held for sale and depreciation expense related to the Company’s restructuring refer to Note 12, Restructuring Charges.

4. LEASES

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2028. Leases with an initial term greater than twelve months are recorded on the Company’s balance sheet as an operating lease asset and operating lease liability and are measured at the present value of lease payments over the lease term. Substantially all of the Company’s leases are classified as operating leases. Leases with an initial term of twelve months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Lease cost

The Company’s lease costs are recorded in cost of contract revenues and general and administrative expenses. For the years ended December 31, 2020 and 2019, respectively, lease costs are as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$24,602	$27,259
Short-term lease cost	87,534	70,382
Total lease cost	$112,136	$97,641

Total rent expense under long-term operating lease arrangements for the year ended December 31, 2018 was $21,160. This excludes expenses for equipment and facilities rented on a short-term, as-needed basis. For more information about charges to rent expense during 2018 related to the Company’s restructuring refer to Note 12, Restructuring Charges.

Lease terms and commitments

As recorded on the balance sheet, the Company’s maturity analysis of its operating lease liabilities as of December 31, 2020 is as follows:

2021	$22,247
2022	18,467
2023	13,321
2024	9,768
2025	5,053
Thereafter	3,975
Minimum lease payments	72,831
Imputed interest	7,480
Present value of minimum operating lease payments	$65,351

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. At the date of adoption of ASC 842, the Company used the incremental borrowing rate as of December 31, 2018, for operating leases that commenced prior to that date.

Additional information related to the Company’s leases as of December 31, 2020 and 2019, respectively, is as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term	4.1 years	4.2 years
Weighted average discount rate	6.2%	6.7%

Supplemental information related to leases during the year ended December 31, 2020 and 2019, respectively, is as follows:

	Year Ended	Year ended
	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	$(25,064)	$(27,235)
Operating lease liabilities arising from obtaining new operating lease assets	$22,746	$13,149

5. ACCRUED EXPENSES

Accrued expenses at December 31, 2020 and 2019 were as follows:

	2020	2019
Payroll and employee benefits	$21,675	$16,859
Insurance	14,754	15,702
Interest	3,285	3,284
Contract reserves	2,491	6,248
Income and other taxes	2,164	1,597
Other	8,530	7,535
Total accrued expenses	$52,899	$51,225

6. LONG-TERM DEBT

Long-term debt at December 31, 2020 and 2019 were as follows:

	2020	2019
Revolving credit facility	$—	$—
8% Senior Notes	323,735	322,843
Total	$323,735	$322,843

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

The Company had no borrowings on the revolver, $36,407 and $35,779 of letters of credit outstanding and $163,231 and $163,729 of availability under the Amended Credit Agreement as of December 31, 2020 and 2019, respectively. The availability under the Amended Credit Agreement is suppressed by $362 and $492 as of December 31, 2020 and 2019, respectively, as a result of certain limitations set forth in the Amended Credit Agreement.

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

The scheduled principal payments through the maturity date of the Company’s long-term debt at December 31, 2020, are as follows:

Years Ending December 31,
2021	$—
2022	325,000
2023	—
2024	—
2025	—
Thereafter	—
Total	$325,000

The Company incurred amortization of deferred financing fees for its long term debt of $1,611, $2,231 and $3,504 for each of the years ended December 31, 2020, 2019 and 2018. Such amortization is recorded as a component of interest expense.

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

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$1,739	$—	$1,739	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$849	$—	$849	$—

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

As of December 31, 2020, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2021. As of December 31, 2020, there were 11.9 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through December 2021. Under these swap agreements, the Company will pay fixed prices ranging from $1.12 to $1.90 per gallon.

At December 31, 2020 and 2019, the fair value asset of the fuel hedge contracts were estimated to be $1,739 and $849, respectively, and are recorded in other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2020 were $5,825. The remaining gains and losses included in the accumulated other comprehensive income (loss) at December 31, 2020 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations.  The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of December 31, 2020 and 2019 is as follows:

	Balance Sheet Location	Fair Value at December 31,
		2020	2019
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Other current assets	$1,739	$849

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

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	2020	2019	2018
Cumulative translation adjustments—net of tax	$—	$—	$1,513
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	5,825	1,458	(1,569)
Change in fair value of derivatives—net of tax	(5,152)	2,646	(3,756)
Net unrealized (gain) loss on derivatives—net of tax	673	4,104	(5,325)
Total other comprehensive income (loss)	$673	$4,104	$(3,812)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statement of Operations Location	2020	2019	2018
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$7,703	$1,975	$(2,125)
	Income tax (provision) benefit	1,878	517	(556)
		$5,825	$1,458	$(1,569)

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
		$(1,725)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of the senior revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8.000% senior notes due May 15, 2022, which were outstanding at December 31, 2020 (See Note 6, Long-Term Debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the Senior Notes. The fair value of the senior notes was $333,320 at December 31, 2020, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

8. INCOME TAXES

The Company’s income tax provision (benefit) from continuing and discontinued operations for the year ended December 31, 2020 is as follows:

	2020	2019	2018
Income tax provision from continuing operations	$20,187	$15,253	$5,437
Income tax benefit from discontinued operations	—	(4,556)	(6,162)
Income tax provision (benefit)	$20,187	$10,697	$(725)

The Company’s income (loss) from continuing operations before income tax from domestic and foreign continuing operations for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Domestic operations	$94,826	89,344	$26,878
Foreign operations	(8,536)	(18,423)	(10,425)
Total income (loss) from continuing operations before income tax	$86,290	$70,921	$16,453

The provision (benefit) for income taxes from continuing operations as of December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Federal:
Current	$—	$—	$—
Deferred	17,464	14,052	3,702
State:
Current	128	212	48
Deferred	3,023	989	1,687
Foreign:
Current	(428)	—	—
Deferred	—	—	—
Total	$20,187	$15,253	$5,437

The Company’s income tax provision (benefit) from continuing operations reconciles to the provision at the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018, as follows:

	2020	2019	2018
Tax provision (benefit) at statutory U.S. federal income tax rate	$18,121	$14,893	$3,455
State income tax — net of federal income tax benefit	3,124	3,049	937
Change in state law regarding NOL carryforwards	—	—	658
Change in deferred state tax rate	—	(1,835)	—
Stock based compensation	(1,212)	(1,266)	(8)
Nondeductible officer compensation	1,212	1,021	201
Research and development tax credits	(674)	(452)	(218)
Changes in unrecognized tax benefits	—	(56)	14
Changes in valuation allowance	—	(3)	116
Other	(384)	(98)	282
Income tax provision (benefit)	$20,187	$15,253	$5,437

At December 31, 2020 and 2019, the Company had loss carryforwards for federal income tax purposes of $92,328 and $137,100 respectively, which expire between 2034 and 2037.

At December 31, 2020 and 2019, the Company had gross net operating loss carryforwards for state income tax purposes totaling $170,738 and $223,634, respectively, which expire between 2023 and 2039. Due to changes in state tax law enacted during 2016 in a certain state, a valuation allowance was established. The Company has established a valuation allowance that was $1,628 as of December 31, 2020 and $1,778 as of December 31, 2019. The Company believes that the remaining net operating losses, net of the valuation allowance, will be fully utilized in future periods.

The Company also has foreign gross net operating loss carryforwards of approximately $2,414 and $6,777 as of December 31, 2020 and 2019, of which expire between 2020 and 2030. At December 31, 2020 and 2019, a full valuation allowance has been established for the deferred tax asset of $845 and $1,717 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2020	2019	2018
Unrecognized tax benefits — January 1	$—	$157	$157
Gross increases — tax positions in prior period	—	—	—
Gross increases — current period tax positions	—	—	—
Gross decreases — expirations	—	—	—
Gross decreases — tax positions in prior period	—	(157)	—
Unrecognized tax benefits — December 31,	$—	$—	$157

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2020 and December 31, 2019 the Company had no interest and penalties recorded and as of December 31, 2018 it had approximately $71 of interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2017 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2016. In foreign jurisdictions in which the Company operates, years prior to 2015 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Operating lease assets	$16,501	$18,301
Accrued liabilities	8,212	7,426
Federal NOLs	19,389	28,791
Foreign NOLs	845	1,717
State NOLs	7,256	9,505
Tax credit carryforwards	3,250	2,620
Charitable contribution	—	66
Valuation allowance	(2,473)	(3,495)
Total deferred tax assets	52,980	64,931

Deferred tax liabilities:
Depreciation and amortization	(92,547)	(82,115)
Operating lease liabilities	(16,460)	(18,334)
Other liabilities	(439)	(222)
Total deferred tax liabilities	(109,446)	(100,671)
Net noncurrent deferred tax liabilities	$(56,466)	$(35,740)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company evaluates its ability to realize deferred tax assets by considering all available positive and negative evidence. This evidence includes its cumulative earnings or losses in recent years. The Company further considers the impact on these cumulative earnings or losses of discontinued operations and other divested operations and joint ventures, restructuring charges and other nonrecurring adjustments that are not indicative of its ability to generate taxable income in future periods. The Company also considers sources of taxable income, such as the amount and timing of realization of its deferred tax liabilities relative to the timing of expiration of loss carryforwards. When it is estimated to be more likely than not that all or some portion of deferred tax assets will not be realized, the Company establishes a valuation allowance for the amount of such deferred tax assets considered to be unrealizable. After evaluating the positive and negative evidence for future realization of deferred tax assets, the Company recorded valuation allowances for foreign net operating loss carryforwards and certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2020 and 2019 as it was more likely than not that the balance of these tax items would not be realized. By contrast, after evaluating the positive and negative evidence, the Company concluded that it was more likely than not that the deferred federal income tax asset and remaining state net operating loss carryforwards recorded at December 31, 2020 and 2019 would ultimately be realized and determined that no valuation allowance was required.

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

Compensation cost charged to expense related to share-based compensation arrangements was $6,754, $6,908 and $4,643, for the years ended December 31, 2020, 2019 and 2018, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. The volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2020, 2019 and 2018. The aggregate intrinsic value of stock options represents the difference between market value on the date of exercise and the option price.  The aggregate intrinsic value of stock options exercised during 2020, 2019 and 2018 was $779, $2,534 and $116, respectively.

A summary of stock option activity under the Incentive Plan as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2020	504	$6.87
Granted	—	—
Exercised	(226)	6.68
Forfeited or Expired	—	—
Outstanding as of December 31, 2020	278	$6.99	2.0	$1,785

Vested at December 31, 2020	278	$6.99	2.0	$1,785

Restricted stock units

RSUs can either vest in equal portions over the three year vesting period or vest in one installment on the third anniversary of the grant date. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2020	1,809	$6.00
Granted	851	8.90
Vested	(1,192)	5.71
Forfeited	(62)	6.66
Outstanding as of December 31, 2020	1,406	$8.00

Expected to vest at December 31, 2020	1,132	$7.52

As of December 31, 2020, there was $4,374 of total unrecognized compensation cost related to non-vested RSUs granted under the Incentive Plan. That cost for non-vested RSUs is expected to be recognized over a weighted-average period of 1.9 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $4,748 and $5,008 for the years ended December 31, 2020 and 2019, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on its Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $155, payable quarterly in arrears, and is generally paid 50% in cash and 50% in common stock or deferred restricted stock units of the Company. Directors may elect to receive some or all of the cash retainer in common stock or deferred restricted stock units. In 2020, the Chairman of the Board received an additional $100 of annual compensation, paid 100% in common stock.

In the years ended December 31, 2020, 2019 and 2018, 79 thousand, 78 thousand and 156 thousand shares, respectively, of the Company’s common stock or restricted stock units were issued to non-employee directors under the Incentive Plan.

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

The majority of the Company’s contracts are completed in a year or less. At December 31, 2020, the Company had $559,376 of remaining performance obligations, which the Company refers to as total backlog. Approximately 90% of the Company’s backlog will be completed in 2021 with the remaining balance expected to be completed by 2022.

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

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2020, 2019 and 2018:

Revenues	2020	2019	2018

Capital—U.S.	$336,163	$299,706	$333,037
Capital—foreign	25,892	48,619	14,088
Coastal protection	201,361	182,369	175,923
Maintenance	148,767	104,753	53,427
Rivers & lakes	21,418	76,071	44,320
Total revenues	$733,601	$711,518	$620,795

The following table sets forth, by type of customer, the Company’s contract revenues for the years ended December 31, 2020, 2019 and 2018:

Revenues	2020	2019	2018

Federal government	$582,949	$581,157	$468,421
State and local government	85,737	71,398	93,499
Private	39,023	10,344	44,787
Foreign	25,892	48,619	14,088
Total revenues	$733,601	$711,518	$620,795

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

Accounts receivable at December 31, 2020 and December 31, 2019 are as follows:

	2020	2019
Completed contracts	$12,347	$3,444
Contracts in progress	21,239	9,490
Retainage	5,968	7,415
	39,554	20,349
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$38,990	$19,785

The components of contracts in progress at December 31, 2020 and December 31, 2019 are as follows:

	2020	2019
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$199,964	$104,620
Amounts billed	(168,569)	(86,074)
Costs and earnings in excess of billings for contracts in progress	31,395	18,546
Costs and earnings in excess of billings for completed contracts	2,823	6,126
Total contract revenues in excess of billings	$34,218	$24,672

Current portion of contract revenues in excess of billings	$32,106	$22,560
Long-term contract revenues in excess of billings	2,112	2,112
Total contract revenues in excess of billings	$34,218	$24,672

Billings in excess of costs and earnings:
Amounts billed	$(550,468)	$(628,491)
Costs and earnings for contracts in progress	517,860	573,225

Total billings in excess of contract revenues	$(32,608)	$(55,266)

At December 31, 2020 and 2019, costs to fulfill contracts with customers recognized as an asset were $10,501 and $10,300, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the years ended December 31, 2020 and 2019 the company amortized pre-contract and pre-construction costs of $15,541 and $11,468, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In 2020, 2019 and 2018, 79.5%, 81.7% and 75.5%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. During the year ended December 31, 2020 and 2019, respectively, the Company recognized $616 and $2,103 of revenue related to the use of equipment by a customer working on a federal government contract. At December 31, 2020 and 2019, approximately 42.6% and 54.6% respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, 2020, 2019, and 2018, as follows:

	2020	2019	2018
Contract revenues	$25,892	$48,619	$14,088
Costs of contract revenues	(34,529)	(66,347)	(19,866)
Gross profit	$(8,637)	$(17,728)	$(5,778)

In 2020, 2019 and 2018, foreign revenues were primarily from work done in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2020 and 2019, long-lived assets with a net book value of $5,255 and $31,872, respectively, were located outside of the U.S., currently our assets outside of the U.S. do not include dredges. Revenue from foreign projects has been concentrated in the Middle East which comprised less than 10% in 2020, 2019 and 2018. At December 31, 2020 and 2019, approximately 12% and 29%, respectively, of total accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts in the Middle East.

11. RETIREMENT PLANS

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”). Under the Salaried Plan and the Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan also includes a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2020, 2019 and 2018, was $5,557, $5,168 and $5,060, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2020, 2019 and 2018, the Company contributed $4,929, $4,517 and $4,207 respectively to all of the multiemployer plans that provide pension benefits in its continuing operations. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions.

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

Restructuring charges recognized for the above actions for the year ended December 31, 2018 are summarized as follows:

2018

Costs of contract revenues—depreciation	$6,759
Costs of contract revenues—other	2,292
General and administrative expenses	185
Loss on sale of assets—net	4,572
Other expense	2,337
Total	16,145

13. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some environmental & infrastructure projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2020, the Company had outstanding performance bonds with a notional amount of approximately $1,187,933, of which $17,401 relates to projects from the Company’s historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $524,375.

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

Pursuant to the terms of sale of its historical demolition business, the Company received an indemnification from the buyer for losses resulting from the bonding arrangement. The Company intends to aggressively pursue enforcement of the indemnification provisions. The Company has recovered some funds but cannot estimate the total amount of recoveries related to the indemnification or resolution of the Company’s responsibilities under the surety bond.

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

In June 2019, the U.S. Attorney’s Office for the Eastern District of Louisiana informed the Company that it intends to file criminal charges against the Company in connection with a September 2016 oil spill. The oil spill occurred during the Company’s Cheniere Ronquille project, allegedly resulting in the discharge of around 160 barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office in its investigation of the oil spill and believes that criminal charges are not warranted.  While we contest claims of criminal responsibility in this matter, the government may initiate suspension or debarment proceedings against us, pending the outcome of a trial on the matter, which might prohibit us from bidding for, entering into or completing certain government projects. If the Company is ultimately found guilty, suspension or debarment actions could occur automatically.

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

The results of the business have been reported in discontinued operations as follows:

	2019	2018
Revenue	$25,040	$76,843

Loss before income taxes from discontinued operations	$(8,253)	$(9,361)
Loss on disposal of assets held for sale	(2,632)	(14,110)
Income tax benefit	4,556	6,162
Loss from discontinued operations, net of income taxes	$(6,329)	$(17,309)

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	Beginning Balance	Additions	Deductions	Ending balance
Description
Year ended December 31, 2018
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$—	$200	$—	$200
Valuation allowance for deferred tax assets	4,294	492	—	4,786
Total	$4,294	$692	$—	$4,986

Year ended December 31, 2019
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$200	$364	$—	$564
Valuation allowance for deferred tax assets	4,786	—	(1,291)	3,495
Total	$4,986	$364	$(1,291)	$4,059

Year ended December 31, 2020
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$—	$564
Valuation allowance for deferred tax assets	3,495	—	(1,022)	2,473
Total	$4,059	$—	$(1,022)	$3,037

I. EXHIBIT INDEX

Number	Document Description
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

4.1

Description of Great Lakes Dredge & Dock Corporation Securities Registered Pursuant to Section 12 of the Exchange Act. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 26, 2020).

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

10.8	Separation Agreement, dated December 31, 2020, between Great Lakes Dredge & Dock Corporation and Kathleen M. LaVoy.†*

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
10.28

Vessel Construction Agreement, dated June 5, 2020 by and between Conrad Shipyard, L.L.C., and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2020). (1)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2016).

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Number	Document Description
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. *
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

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

Date: February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Lasse J. Petterson	February 24, 2021	President, Chief Executive Officer and Director
Lasse J. Petterson		(Principal Executive Officer)

/s/ Mark W. Marinko	February 24, 2021	Senior Vice President and Chief Financial Officer
Mark W. Marinko		(Principal Financial Officer and Principal Accounting Officer)

/s/ Lawrence R. Dickerson	February 24, 2021	Chairman of the Board and Director
Lawrence R. Dickerson

/s/ Elaine J. Dorward-King	February 24, 2021	Director
Elaine J. Doward-King

/s/ Ryan J. Levenson	February 24, 2021	Director
Ryan J. Levenson

/s/ Kathleen M. Shanahan	February 24, 2021	Director
Kathleen M. Shanahan

/s/ Ronald R. Steger	February 24, 2021	Director
Ronald R. Steger

/s/ D. Michael Steuert	February 24, 2021	Director
D. Michael Steuert