Form 10-Q
period 2021-03-31
Great Lakes Dredge & Dock CORP
filed 2021-05-04
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, 65,642,039 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2021

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,708	$216,510
Accounts receivable—net	65,732	38,990
Contract revenues in excess of billings	28,918	32,106
Inventories	33,756	34,689
Prepaid expenses and other current assets	43,563	40,398
Total current assets	349,677	362,693

PROPERTY AND EQUIPMENT—Net	400,723	383,042
OPERATING LEASE ASSETS	57,687	65,188
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	62,725	58,413
OTHER	12,594	12,112
TOTAL	$959,982	$958,024

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,756	$71,308
Accrued expenses	44,017	52,899
Operating lease liabilities	15,861	19,472
Billings in excess of contract revenues	38,663	32,608
Total current liabilities	169,297	176,287

LONG-TERM DEBT	323,958	323,735
OPERATING LEASE LIABILITIES—Noncurrent	42,058	45,879
DEFERRED INCOME TAXES	58,492	56,466
OTHER	9,567	8,989
Total liabilities	603,372	611,356

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 65,620 and 65,023 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	6	6
Additional paid-in capital	303,999	304,757
Retained earnings	49,751	40,937
Accumulated other comprehensive income	2,854	968
Total equity	356,610	346,668
TOTAL	$959,982	$958,024

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020

Contract revenues	$177,633	$217,695
Costs of contract revenues	144,557	149,221
Gross profit	33,076	68,474
General and administrative expenses	16,322	15,571
(Gain) loss on sale of assets—net	106	(145)
Operating income	16,648	53,048
Interest expense—net	(6,586)	(6,630)
Other income (expense)	141	(1,121)
Income before income taxes	10,203	45,297
Income tax provision	(1,389)	(11,310)
Net income	$8,814	$33,987

Basic earnings per share	$0.14	$0.53
Basic weighted average shares	65,269	64,455

Diluted earnings per share	$0.13	$0.52
Diluted weighted average shares	66,159	65,717

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income	$8,814	$33,987
Net change in cash flow derivative hedges—net of tax (1)	1,886	(7,126)
Comprehensive income	$10,700	$26,861

(1)	Net of income tax (provision) benefit of $637 and $(2,417) for the three months ended March 31, 2021 and 2020 respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

				Retained	Accumulated
	Shares of		Additional	Earnings	Other
	Common	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit)	Income (Loss)	Total

BALANCE—January 1, 2021	65,023	$6	$304,757	$40,937	$968	$346,668

Share-based compensation	63	—	1,766	—	—	1,766
Vesting of restricted stock units and impact of shares withheld for taxes	410	—	(3,784)	—	—	(3,784)
Exercise of options and purchases from employee stock plans	124	—	1,260	—	—	1,260
Net income	—	—	—	8,814	—	8,814
Other comprehensive loss—net of tax	—	—	—	—	1,886	1,886
BALANCE—March 31, 2021	65,620	$6	$303,999	$49,751	$2,854	$356,610

BALANCE—January 1, 2020	64,283	$6	$302,189	$(23,091)	$295	$279,399

Share-based compensation	39	—	1,675	—	—	1,675
Vesting of restricted stock units and impact of shares withheld for taxes	388	—	(1,928)	—	—	(1,928)
Exercise of options and purchases from employee stock plans	85	—	622	—	—	622
Net income	—	—	—	33,987	—	33,987
Other comprehensive income—net of tax	—	—	—	—	(7,126)	(7,126)
BALANCE—March 31, 2020	64,795	$6	$302,558	$10,896	$(6,831)	$306,629

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$8,814	$33,987
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,053	9,451
Deferred income taxes	1,389	11,310
(Gain) loss on sale of assets	106	(145)
Amortization of deferred financing fees	403	403
Share-based compensation expense	1,766	1,675
Changes in assets and liabilities:
Accounts receivable	(26,742)	(24,229)
Contract revenues in excess of billings	3,188	(14,520)
Inventories	(3,379)	(2,215)
Prepaid expenses and other current assets	(832)	8,036
Accounts payable and accrued expenses	(10,303)	(523)
Billings in excess of contract revenues	6,055	6,062
Other noncurrent assets and liabilities	242	779
Cash (used in) provided by operating activities	(9,240)	30,071

INVESTING ACTIVITIES:
Purchases of property and equipment	(27,038)	(8,733)
Proceeds from dispositions of property and equipment	—	447
Cash used in investing activities	(27,038)	(8,286)

FINANCING ACTIVITIES:
Taxes paid on settlement of vested share awards	(3,784)	(1,928)
Exercise of options and purchases from employee stock plans	1,260	622
Cash used in financing activities	(2,524)	(1,306)
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,802)	20,479
Cash, cash equivalents and restricted cash at beginning of period	216,510	186,995
Cash, cash equivalents and restricted cash at end of period	$177,708	$207,474

Supplemental Cash Flow Information
Cash paid for interest	$106	$(277)
Cash paid for income taxes	$58	$137

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$5,855	$4,801

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2021 and December 31, 2020, and its results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020 have been included.

In 2020, the Company announced the relocation of its headquarters from Illinois to Houston, Texas, the new Houston office lease began in January 2021.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended
(shares in thousands)	March 31,
	2021	2020

Net income	$8,814	$33,987

Weighted-average common shares outstanding — basic	65,269	64,455
Effect of stock options and restricted stock units	890	1,262

Weighted-average common shares outstanding — diluted	66,159	65,717

Earnings per share — basic	$0.14	$0.53
Earnings per share — diluted	$0.13	$0.52

3.	Accrued expenses

Accrued expenses at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020

Insurance	$14,854	$14,754
Interest	9,785	3,285
Payroll and employee benefits	6,603	21,675
Income and other taxes	2,361	2,164
Contract reserves	1,037	2,491
Other	9,377	8,530
Total accrued expenses	$44,017	$52,899

4.	Long-term debt

Credit agreement

As of March 31, 2021 and December 31, 2020, the Company had no borrowings outstanding under our $200,000 amended and restated revolving credit and security agreement (as amended, the “Amended Credit Agreement”). There were $35,907 and $36,407 of letters of credit outstanding and $163,731 and $163,231 of availability under the Amended Credit Agreement as of March 31, 2021 and December 31, 2020, respectively. The availability under the Amended Credit Agreement is suppressed by $362 as of March 31, 2021 and December 31, 2020, as a result of certain limitations set forth in the Amended Credit Agreement.

Senior Notes and subsidiary guarantors

In May 2017, the Company issued $325,000 of 8.000% senior notes (“8% Senior Notes”) due May 15, 2022 with interest paid semi-annually. The 8% Senior Notes can be refinanced at par in May 2021 and the Company’s management is monitoring and assessing the debt markets to determine if the current market is favorable to refinance the 8% Senior Notes in May 2021.

The Company’s obligations under these 8% Senior Notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.
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

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,262	$—	$4,262	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,739	$—	$1,739	$—

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

As of March 31, 2021, the Company was party to various swap arrangements to hedge the price of its diesel fuel purchase requirements for work in its backlog to be performed through March 2022. As of March 31, 2021, there were 10.0 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through March 2022. Under these swap agreements, the Company will pay fixed prices ranging from $1.12 to $1.90 per gallon.

At March 31, 2021 and December 31, 2020 the fair value asset of the fuel hedge contracts were estimated to be $4,262 and $1,739, respectively, and are recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2021 were $1,526. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2021 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of March 31, 2021 and December 31, 2020 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2021	2020
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$4,262	$1,739

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2021	2020
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	(1,526)	1,338
Change in fair value of derivatives—net of tax	3,412	(8,464)
Net change in cash flow derivative hedges—net of tax	$1,886	$(7,126)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2021	2020
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(2,041)	$1,792
	Income tax (provision) benefit	(515)	454
		$(1,526)	$1,338

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2017, the Company issued a total of $325,000 of 8% Senior Notes, which were outstanding at March 31, 2021 (see Note 4, Long-term debt). The 8% Senior Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 8% Senior Notes. The fair value of the senior notes was $327,844 at March 31, 2021, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. The 8% Senior Notes can be refinanced at par in May 2021 and the Company’s management is monitoring and assessing the debt markets to determine if the current market is favorable to refinance the 8% Senior Notes in May 2021. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the three months ended March 31, 2021, the Company granted 307 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,766 and $1,675 for the three months ended March 31, 2021 and 2020, respectively.
7.	Revenue

At March 31, 2021, the Company had $485,983 of remaining performance obligations, which the Company refers to as total backlog. Approximately 93% of the Company’s backlog will be completed in 2021 with the remaining balance expected to be completed in 2022.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2021	2020
Dredging:
Capital—U.S.	$77,606	$83,549
Capital—foreign	4,709	6,862
Coastal protection	46,631	79,850
Maintenance	45,301	42,385
Rivers & lakes	3,386	5,049
Total revenues	$177,633	$217,695

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2021	2020
Dredging:
Federal government	$130,732	$165,767
State and local government	34,775	42,332
Private	7,417	2,734
Foreign	4,709	6,862
Total revenues	$177,633	$217,695

Accounts receivable at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Completed contracts	$6,371	$12,347
Contracts in progress	52,226	21,239
Retainage	7,699	5,968
	66,296	39,554
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$65,732	$38,990

The components of contracts in progress at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$193,330	$199,964
Amounts billed	(170,201)	(168,569)
Costs and earnings in excess of billings for contracts in progress	23,129	31,395
Costs and earnings in excess of billings for completed contracts	7,901	2,823
Total contract revenues in excess of billings	$31,030	$34,218

Current portion of contract revenues in excess of billings	$28,918	$32,106
Long-term contract revenues in excess of billings	2,112	2,112
Total contract revenues in excess of billings	$31,030	$34,218

Billings in excess of costs and earnings:
Amounts billed	$(439,987)	$(550,468)
Costs and earnings for contracts in progress	401,324	517,860
Total billings in excess of contract revenues	$(38,663)	$(32,608)

At March 31, 2021 and December 31, 2020, costs to fulfill a contract with a customer recognized as an asset were $10,413 and $10,501, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three months ended March 31, 2021 and 2020, the Company amortized $5,847 and $5,191, respectively, of pre-construction costs.
8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2021, the Company had outstanding performance bonds with a notional amount of approximately $1,171,567 . The revenue value remaining in backlog totaled approximately $485,983.

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

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately owned demolition company. On

January 14, 2015, the Company and its subsidiary, NASDI Holdings, LLC, brought an action in the Delaware Court of Chancery to enforce the terms of the Company's agreement to sell NASDI and Yankee. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close. The Company seeks specific performance of the buyer’s obligation to collect and to remit the additional proceeds, and other related relief. Defendants have filed counterclaims alleging that the Company misrepresented the quality of its contracts and receivables prior to the sale. The Company denies defendants’ allegations. In addition, the Company has been granted a judgment in the amount of $21,934 based upon the buyer’s default of its obligations to indemnify the Company for losses resulting from failure to perform in accordance with terms of surety performance bond. The defendants filed a notice of appeal from that judgement. The Company continues to aggressively pursue collection from the buyer on outstanding amounts owed under the sale and the indemnification. An estimate of a range of potential gains or losses relating to these matters cannot reasonably be made.

On April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around one hundred sixty barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and has agreed to plead guilty to the misdemeanor violation alleged in the bill of information and pay a fine of $1,000. As a result, the government may initiate suspension or debarment proceedings against us, which might prohibit us from bidding for, entering into or completing certain government projects. The Company also remains subject to potential liability for restitution in connection with this criminal matter and potential liability in a pending civil suit arising from the same matter. Although the Company does not know whether proceedings will be initiated or result in prohibitions, or the impact of any such resulting prohibitions, the Company does not expect any such proceedings or prohibitions to cause a material disruption to its business, financial condition or results of operations.

On September 27, 2019, the EPA Region 4 filed an administrative complaint against the Company relating to a project the Company performed at PortMiami from 2013-2015 alleging violations of Section 103 of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”) and failure to report violations of the MPRSA. In April 2021, the EPA Region 4 agreed in principle to the Company’s settlement offer of $500, and the parties are now entering into final settlement negotiations.

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2030. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Amended Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its Amended Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form

10-K for the year ended December 31, 2020, in Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, and in other securities filings by Great Lakes with the SEC.

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

In the fourth quarter of 2020, the Company announced the upcoming relocation of its headquarters from Oak Brook, Illinois to Houston, Texas. The Company’s new corporate office in Houston opened in the first quarter of 2021. This relocation will place the Company closer to key regional customers and new markets, especially along the Gulf Coast and the Mississippi River.

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints (“bid market”). The Company experienced an average combined bid market share in the U.S. of 37% over the prior three years, including 49%, 55%, 19% and 34% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2021, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 74% of dredging revenues, below the Company’s prior three year average of 79%.

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

Our Executive Management team has established a COVID-19 Command Team that meets twice each week to update contingency plans, as necessary, and address the challenges related to maintaining operations in this evolving economic environment. The Company’s primary focus has been the health and safety of its employees. The Company has implemented new paid leave policies and additional sanitary and safety measures to mitigate the risk of infection to employees.

On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary and social distancing measures. Beginning in the current quarter, the Company began to experience more significant operational interruptions and direct costs related to the third wave of the COVID-19 pandemic. Several vessel crews were infected despite extensive testing and isolation protocols. Vessels were required to go to shore for crew changes and the vessels had to be disinfected before returning to work. This impacted the vessels scheduling and availability which led to project delays. Currently, those projects and vessels that were impacted are back in operation. The Company has initiated an extensive vaccination effort of our crews and staff and the Company currently has 25% of its staff either fully vaccinated or partially vaccinated.

Since March 2020, the Company’s corporate employees have effectively transitioned to a remote working environment and have discontinued non-essential travel to follow recommended physical and social distancing guidelines in order to reduce the risk of infection. The Company is following the protocols published by the U.S. Centers for Disease Control and Prevention, the World Health Organization and state and local governments. As the Company’s employees, customers and communities are facing significant challenges, the Company cannot predict how COVID-19 will evolve or the impact it, or actions taken to contain it, will have on future results. Due to the uncertainty that surrounds this virus, the Company will be continually evaluating safety and operational contingency plans and the potential future impact that this evolving environment has on the Company’s business, financial condition and results of operations.

The Company plans to participate in the offshore wind market and in March 2021 the Company awarded a contract for the design and development of the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations. This vessel would represent a significant critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. Delivery of the vessel is expected in late 2023.

The Water Resource Development Act bill (the “WRDA”), which authorizes new projects and makes policy changes that will make natural infrastructure and beneficial use of dredged material more common, was included in the Consolidated Appropriations Act 2021 signed into law on December 27, 2020. This continues the trend of WRDA legislation in each session of Congress since 2014. The legislation provides access to the $9.3 billion in unspent Harbor Maintenance Trust Fund (“HMTF”) tax collections, establishes a funds distribution process for HMTF funding and approves projects to proceed to construction.

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit.

The Company’s vessels are subject to periodic dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels dry-dock every two to three years or every five years, depending on the vessel type and also on an as-needed basis for occasional unscheduled repairs. The Company experienced several dry dock inspections in the first quarter of 2021. Additionally, some vessels remained in dry dock at quarter end with the expectation of returning to work in the second quarter.

Results of operations

The following tables set forth the components of net income and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Contract revenues	100.0%	100.0%
Costs of contract revenues	(81.4)	(68.5)
Gross profit	18.6	31.5
General and administrative expenses	9.2	7.2
(Gain) loss on sale of assets—net	0.1	(0.1)
Operating income	9.3	24.4
Interest expense—net	(3.7)	(3.0)
Other income (expense)	0.1	(0.5)
Income before income taxes	5.7	20.9
Income tax provision	(0.8)	(5.2)
Net income	4.9%	15.7%

Adjusted EBITDA	15.1%	28.2%

Adjusted EBITDA, as provided herein, represents net income (loss) from continuing operations, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management and investors to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended
	March 31,
	2021	2020
(in thousands)
Net income	$8,814	$33,987
Adjusted for:
Interest expense—net	6,586	6,630
Income tax provision	1,389	11,310
Depreciation and amortization	10,053	9,451
Adjusted EBITDA	$26,842	$61,378

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues (in thousands)	2021	2020	Change
Dredging:
Capital—U.S.	$77,606	$83,549	(7.1)%
Capital—foreign	4,709	6,862	(31.4)%
Coastal protection	46,631	79,850	(41.6)%
Maintenance	45,301	42,385	6.9%
Rivers & lakes	3,386	5,049	(32.9)%
Total revenues	$177,633	$217,695	(18.4)%

Total revenue was $177.6 million for the three months ended March 31, 2021, down $40.1 million, or 18.4%, from $217.7 million for the same period in the prior year. For the three months ended March 31, 2021, the Company experienced a decrease in domestic capital, costal protection, rivers & lakes and foreign capital revenue as compared to the same period in the prior year. This decrease was slightly offset by an increase in maintenance revenues during the current period as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended March 31, 2021, domestic capital dredging revenue was $77.6 million, down $5.9 million, or 7.1%, compared to $83.5 million for the same period in 2020. The decrease in capital dredging revenues for the three months ended March 31, 2021 was mostly due to a greater amount of revenue earned on projects in Texas, Florida and Delaware in the prior year period when compared to the current year. This decrease was partially offset by revenue earned on projects in South Carolina and Louisiana in the current year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the first quarter of 2021, foreign capital revenue was $4.7 million, down $2.2 million, or 31.5%, as compared to $6.9 million in the same quarter in the prior year. The Company continues to earn revenue from a project in Bahrain that commenced during the first quarter of 2019.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended March 31, 2021 was $46.6 million, a decrease of $33.3 million, or 41.6%, compared to $79.9 million in the prior year period. The decrease in coastal protection revenues for the three months ended March 31, 2021 was mostly attributable to a greater amount of revenue earned on projects in South Carolina, Florida and New Jersey in the prior year period when compared to the current year. This decrease was slightly offset by revenue earned on a project in Louisiana in the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the first quarter of 2021 was $45.3 million, up $2.9 million, or 6.9%, from $42.4 million in the first quarter of 2020. The increase in maintenance revenues for the three months ended March 31, 2021 was mostly attributable to a greater amount of revenue earned on projects in North Carolina, Louisiana, and Texas. This increase was partially offset by revenue earned on projects in Maryland in the prior year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the first quarter of 2021, rivers & lakes revenue was $3.4 million, a decrease of $1.6 million, or 32.0%, from $5.0 million during the same period of 2020. The decrease in river and lakes revenue for the three month ended March 31, 2021 was mostly attributable to a greater amount of revenue earned on the San Jacinto project in Texas in the prior year. This decrease was partially offset by revenue earned on a project in Mississippi in the current year.

Consolidated gross profit for the quarter ended March 31, 2021 was $33.1 million, down $35.4 million, or 52% compared to $68.5 million in the same quarter of 2020. Gross profit margin for the three months ended March 31, 2021 was 18.6% compared to 31.5% in the first quarter of 2020. The lower gross profit experienced for the three months ended March 31, 2021 was driven by $4.3 million of direct costs related to the third wave of COVID-19 and a decrease in profitability of the Company’s coastal protection, maintenance, and rivers and lakes dredging projects in the quarter when compared to the same period in the prior year, offset slightly by higher gross profit in the foreign capital and domestic capital dredging projects during the same period in the prior year.

During the three months ended March 31, 2021, general and administrative expenses were $16.3 million, an increase of $0.7 million compared to the same periods in prior year in which the three months totaled $15.6 million. The increase in general and administrative expenses for the quarter was due to $1.0 million in higher relocation expense in current year related to regional office and headquarters, partially offset by a decrease of $0.7 million in incentive pay.

Operating income for the first quarter of 2021 was $16.6 million, down $36.4 million compared to operating income of $53.0 million for the same quarter in 2020. The decrease in operating income for the first quarter of 2021 was a result of lower gross profit in the current year when compared to the same period in the prior year.

For the three months ended March 31, 2021, net interest expense was $6.6 million, flat compared to $6.6 million for the same period in the prior year.

Income tax provision for the three months ended March 31, 2021 was $1.4 million compared to an income tax provision of $11.3 million for the same period in the prior year. The effective tax rate for the three months ended March 31, 2021 was 13.6%, down 11.4% from the effective tax rate of 25.0% for the same period of 2020. The decrease in effective tax rate was primarily due to a one-time benefit associated with a stock compensation tax deduction in the current year quarter.

Net income for the quarter ended March 31, 2021 was $8.8 million, down $25.2 million, or 74%, from $34.0 million in the same quarter in the prior year. Diluted earnings per share was $0.13 for the three months ended March 31, 2021, compared to $0.52 for the three months ended March 31, 2020. The decrease in net income for the three months ended March 31, 2021 was due to the decrease in gross profit in current year quarter.

Adjusted EBITDA (as defined on page 19) for the quarter ended March 31, 2021 was $26.8 million, down $34.5 million, or 56%, from $61.4 million in the same quarter in the prior year. The decrease in Adjusted EBITDA during the first quarter of 2021 was driven by the decrease in gross profit, excluding depreciation.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2021	2020	2020
Dredging:
Capital - U.S.	$310,163	$320,920	$303,637
Capital - foreign	2,077	6,865	23,896
Coastal protection	82,589	97,986	76,786
Maintenance	84,820	125,090	58,945
Rivers & lakes	6,334	8,515	11,631
Total backlog	$485,983	$559,376	$474,895

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 77% of the Company’s March 31, 2021 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business.

The domestic dredging bid market for the quarter ended March 31, 2021 was $215.0 million, a $1.4 million decrease compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for additional phases of the Boston Harbor deepening project, three coastal protection projects in Florida, maintenance work on the Gulf and northeast region and hopper maintenance work on the West Coast and rivers and lakes work in Louisiana. For the contracts awarded in the current year, the Company won 100.0%, or $61.8 million, of domestic capital projects, 41.3%, or $28.5 million, of the coastal protection projects, through March 31, 2021. The Company won 42.0% of the overall domestic bid market for the three months ended March 31, 2021, which is slightly higher than the Company’s prior three year average of 36.6%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $486.0 million at March 31, 2021 compared to $559.4 million of backlog at December 31, 2020. These amounts do not reflect approximately $518.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2021. At December 31, 2020 the amount of domestic low bids and options pending award was $472.3 million.

Domestic capital dredging backlog at March 31, 2021 was $10.8 million lower than at December 31, 2020. In the three months ended March 31, 2021, the Company was awarded the third phase of the Boston Harbor deepening project. During the three months ended March 31, 2021, the Company continued to earn revenue on deepening projects in Charleston and Jacksonville, a coastal restoration project in Louisiana, and a liquefied natural gas project in Louisiana. Government funded projects coming into the pipeline include additional phases of the Corpus Christi deepenings, as well as new deepenings for ports in Alabama and the Everglades in Florida. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. In addition, multiple project phases for port deepenings in Norfolk and the Houston ship channel are expected to continue for the next several years. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Foreign capital dredging backlog at March 31, 2021 was $4.8 million lower than at December 31, 2020. During the three months ended March 31, 2021, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2020.

Coastal protection dredging backlog decreased $15.4 million from December 31, 2020. In the three months ended March 31, 2021, the Company was awarded coastal protection project of $28.5 million in Florida. During the three months ended March 31, 2021, the Company continued to earn revenue on coastal protection projects in New Jersey, North Carolina, and Florida which were in backlog at December 31, 2020. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

Maintenance dredging backlog decreased $40.3 million from December 31, 2020. During the three months ended March 31, 2021, the Company continued to earn revenue on projects in Louisiana, North Carolina and Florida which were in backlog at December 31, 2020. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

Rivers & lakes backlog at March 31, 2021 was down $2.2 million compared to backlog at December 31, 2020. For the three months ended March 31, 2021, the Company continued to earn revenue on projects in Texas and Mississippi which was in backlog at December 31, 2020.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by or used in operating activities for the three months ended March 31, 2021 and 2020 was a use of $9.2 million and a source of $30.1 million in cash, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities during the three months ended March 31, 2021 compared to the same period in the prior year was driven by lower net income in current quarter as well as an increase in working capital due to an decrease in accounts payable and accrued expenses during the current year when compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the three months ended March 31, 2021 and 2020 totaled $27.0 million and $8.3 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. The Company announced a Shipyard Contract for 6,500 cubic yard Trailing Suction Hopper Dredge in June 2020 and, later in December 2020 the Company announced the design and development of the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new U.S. offshore wind industry. During the three months ended March 31, 2021, the Company has invested $5.2 million towards these new vessels. In addition, the Company spent $11.4 million in the period ended March 31, 2021 to acquire a dredge that had previously been leased. The Company did not receive any proceeds from dispositions of property and equipment in the current year period compared to $0.4 million in the prior year period.

The Company’s cash flows used in financing activities for the three months ended March 31, 2021 and 2020 totaled $2.5 million and $1.3 million, respectively. The decrease in cash used in financing activities relates to changes in the taxes paid on settlement of vested shares awards, offset slightly by increase cash from the Company’s employee stock purchase plan. Of the previously announced $75.0 million share repurchase program, the Company repurchased $3.9 million of common stock in the third quarter of 2020 and none during the period ended March 31, 2021.

The Company maintains a favorable cash on hand position and revolver availability and as a result is well positioned for changes in the current economic environment. In the current quarter, the Company began to experience more considerable operational interruptions and direct costs related to the third wave of the coronavirus (COVID-19) pandemic. The impacted projects are now back in operation but the Company will continue to assess the potential economic impact that the virus and pandemic could have on the Company’s operations and liquidity.

Senior notes

In May 2017, the Company issued $325 million in aggregate principal amount of its 8% Senior Notes due May 15, 2022. Interest on the Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The 8% Senior Notes can be refinanced at par in May 2021 and the Company’s management is monitoring and assessing the debt markets to determine if the current market is favorable to refinance the 8% Senior Notes in May 2021. The 8% Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by the guarantors and any other subsidiary guarantors that from time to time become parties to the indenture. The terms of the indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on their assets; (iv) transfer and sell assets; (v) enter into certain business combinations with third parties or enter into certain other transactions with affiliates; (vi) create restrictions on dividends or other payments by the Company’s restricted subsidiaries; and (vii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture.

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

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1, Basis of presentation, to the Company’s December 31, 2020 Consolidated Financial Statements included on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. Except as noted in Note 1, Basis of presentation, of the Company’s financial statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2021 has not materially changed since December 31, 2020. The market risk profile of the Company on December 31, 2020 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes, except for the following, during the three months ended March 31, 2021 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company could face liabilities and/or damage to our reputation as a result of certain legal and regulatory proceedings, including a recent legal proceeding in Louisiana.

The Company operates in a highly regulated environment with constantly evolving legal and regulatory frameworks. From time to time, the Company is subject to legal and regulatory proceedings in the ordinary course of its business. These include proceedings relating to aspects of its businesses that are specific to the Company and proceedings that are typical in the businesses in which it operates.

In particular, on April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around 160 barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and has agreed to plead guilty to the misdemeanor violation alleged in the bill of information. As a result, the government may initiate suspension or debarment proceedings against us, which might prohibit us from bidding for, entering into or completing certain government projects. These suspension or debarment actions may be limited in time and scope, but the Company cannot guarantee that any such action will not have a material adverse effect on its business, results of operations, cash flows or financial condition. In addition, this matter will likely lead to negative publicity and press speculation about the Company, whether valid or not, which may harm our reputation and be damaging to our business, results of operations, cash flows or financial condition.

The Company is also currently a defendant in a number of other litigation matters, including those described in Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts of damages. These matters are also subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to the Company. An adverse outcome in a legal or regulatory matter could, depending on the facts, have an adverse effect on the Company’s business, results of operations, cash flows or financial condition.

Furthermore, whether the ultimate outcomes are favorable or unfavorable, these matters can also have significant adverse reputational impacts, including negative publicity and press speculation about the Company, whether valid or not, which may be damaging to the Company’s business, results of operations, cash flows or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of the Company’s common stock by the Company during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Aggregate Dollar Value That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 – January 31, 2021	—	$—	—	$71,127,473
February 1, 2021 - February 28, 2021	—	$—	—	$71,127,473
March 1 2021 - March 31, 2021	—	$—	—	$71,127,473
Total	—	$—	—	$71,127,473
(1)

On August 4, 2020, the Company announced a share repurchase program approved by its board of directors, authorizing, but not obligating, the repurchase of up to an aggregate amount of $75,000,000 of its common stock from time to time through July 31, 2021.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Document Description

10.1	Employment Agreement dated October 1, 2020 between Great Lakes Dredge & Dock Corporation and James Tastard. †*

10.2	Mutual Agreement and on Transition and General Release dated September 13, 2020 between Great Lakes Dredge & Dock Corporation and Annette W. Cyr. †*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL") *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

*	Filed herewith
**	Furnished herewith
†	Compensatory plan or arrangement

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

Date:  May 4, 2021