Form 10-Q
period 2021-06-30
Great Lakes Dredge & Dock CORP
filed 2021-08-03
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, 65,657,699 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2021

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,767	$216,510
Accounts receivable—net	35,741	38,990
Contract revenues in excess of billings	34,556	32,106
Inventories	32,758	34,689
Prepaid expenses and other current assets	39,330	40,398
Total current assets	323,152	362,693

PROPERTY AND EQUIPMENT—Net	422,552	383,042
OPERATING LEASE ASSETS	52,777	65,188
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	61,578	58,413
OTHER	12,998	12,112
TOTAL	$949,633	$958,024

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,863	$71,308
Accrued expenses	37,230	52,899
Operating lease liabilities	14,255	19,472
Billings in excess of contract revenues	28,833	32,608
Total current liabilities	160,181	176,287

LONG-TERM DEBT	320,696	323,735
OPERATING LEASE LIABILITIES—Noncurrent	38,877	45,879
DEFERRED INCOME TAXES	59,458	56,466
OTHER	10,324	8,989
Total liabilities	589,536	611,356

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 65,654 and 65,023 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	6	6
Additional paid-in capital	304,977	304,757
Retained earnings	51,856	40,937
Accumulated other comprehensive income	3,258	968
Total equity	360,097	346,668
TOTAL	$949,633	$958,024

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Contract revenues	$169,914	$167,920	$347,547	$385,615
Costs of contract revenues	146,992	134,904	291,549	284,125
Gross profit	22,922	33,016	55,998	101,490
General and administrative expenses	14,224	14,804	30,546	30,375
Gain on sale of assets—net	(138)	(39)	(32)	(184)
Operating income	8,836	18,251	25,484	71,299
Interest expense—net	(6,657)	(6,725)	(13,243)	(13,355)
Other income (expense)	755	565	896	(556)
Income before income taxes	2,934	12,091	13,137	57,388
Income tax provision	(829)	(3,131)	(2,218)	(14,441)
Net income	$2,105	$8,960	$10,919	$42,947

Basic earnings per share	$0.03	$0.14	$0.17	$0.66
Basic weighted average shares	65,646	64,864	65,458	64,659

Diluted earnings per share	$0.03	$0.14	$0.16	$0.65
Diluted weighted average shares	66,137	65,758	66,187	65,802

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$2,105	$8,960	$10,919	$42,947
Net change in cash flow derivative hedges—net of tax (1)	404	3,440	2,290	(3,686)
Comprehensive income	$2,509	$12,400	$13,209	$39,261

(1)

Net of income tax (provision) benefit of $(136) and $1,162 for the three months ended June 30, 2021 and 2020 respectively.  Net of income tax (provision) of $(773) and $(1,255) for the six months ended June 30, 2021 and 2020 respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

				Retained	Accumulated
	Shares of		Additional	Earnings	Other
	Common	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit)	Income (Loss)	Total
BALANCE—January 1, 2021	65,023	$6	$304,757	$40,937	$968	$346,668

Share-based compensation	73	-	2,564	-	-	2,564
Vesting of restricted stock units and impact of shares withheld for taxes	410	-	(3,784)	-	-	(3,784)
Exercise of options and purchases from employee stock plans	148	-	1,440	-	-	1,440
Net income	-	-	-	10,919	-	10,919
Other comprehensive income—net of tax	-	-	-	-	2,290	2,290
BALANCE—June 30, 2021	65,654	$6	$304,977	$51,856	$3,258	$360,097

BALANCE—January 1, 2020	64,283	$6	$302,189	$(23,091)	$295	$279,399

Share-based compensation	61	-	3,130	-	-	3,130
Vesting of restricted stock units and impact of shares withheld for taxes	412	-	(2,106)	-	-	(2,106)
Exercise of options and purchases from employee stock plans	191	-	1,318	-	-	1,318
Net income	-	-	-	42,947	-	42,947
Other comprehensive loss—net of tax	-	-	-	-	(3,686)	(3,686)
BALANCE—June 30, 2020	64,947	$6	$304,531	$19,856	$(3,391)	$321,002

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE—March 31, 2021	65,620	$6	$303,999	$49,751	$2,854	$356,610

Share-based compensation	12	-	798	-	-	798
Vesting of restricted stock units and impact of shares withheld for taxes	-	-	-	-	-	-
Exercise of options and purchases from employee stock plans	22	-	180	-	-	180
Net income	-	-	-	2,105	-	2,105
Other comprehensive income—net of tax	-	-			404	404
BALANCE—June 30, 2021	65,654	$6	$304,977	$51,856	$3,258	$360,097

BALANCE—March 31, 2020	64,795	$6	$302,558	$10,896	$(6,831)	$306,629

Share-based compensation	22	-	1,455	-	-	1,455
Vesting of restricted stock units and impact of shares withheld for taxes	24	-	(178)	-	-	(178)
Exercise of options and purchases from employee stock plans	106	-	696	-	-	696
Net income	-	-	-	8,960	-	8,960
Other comprehensive income—net of tax	-	-	-	-	3,440	3,440
BALANCE—June 30, 2020	64,947	$6	$304,531	$19,856	$(3,391)	$321,002

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$10,919	$42,947
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	20,681	18,707
Deferred income taxes	2,218	14,441
Gain on sale of assets	(32)	(184)
Amortization of deferred financing fees	1,715	805
Share-based compensation expense	2,564	3,130
Changes in assets and liabilities:
Accounts receivable	3,249	(14,109)
Contract revenues in excess of billings	(2,450)	2,123
Inventories	(1,233)	(4,733)
Prepaid expenses and other current assets	4,131	10,733
Accounts payable and accrued expenses	(2,668)	(8,229)
Billings in excess of contract revenues	(3,775)	(179)
Other noncurrent assets and liabilities	282	2,008
Cash provided by operating activities	35,601	67,460

INVESTING ACTIVITIES:
Purchases of property and equipment	(64,828)	(21,076)
Proceeds from dispositions of property and equipment	223	936
Cash used in investing activities	(64,605)	(20,140)

FINANCING ACTIVITIES:
Deferred financing fees	(4,395)	-
Taxes paid on settlement of vested share awards	(3,784)	(2,106)
Exercise of options and purchases from employee stock plans	1,440	1,318
Cash used in financing activities	(6,739)	(788)
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,743)	46,532
Cash, cash equivalents and restricted cash at beginning of period	216,510	186,995
Cash, cash equivalents and restricted cash at end of period	$180,767	$233,527

Supplemental Cash Flow Information
Cash paid for interest	$13,984	$12,548
Cash paid for income taxes	$332	$175

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$11,139	$4,608

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2021 and December 31, 2020, and its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 have been included.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2021	2020	2021	2020

Net income	$2,105	$8,960	$10,919	$42,947

Weighted-average common shares outstanding — basic	65,646	64,864	65,458	64,659
Effect of stock options and restricted stock units	491	894	729	1,143

Weighted-average common shares outstanding — diluted	66,137	65,758	66,187	65,802

Earnings per share — basic	$0.03	$0.14	$0.17	$0.66
Earnings per share — diluted	$0.03	$0.14	$0.16	$0.65

3.	Accrued expenses

Accrued expenses at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020

Insurance	$17,365	$14,754
Payroll and employee benefits	7,744	21,675
Income and other taxes	1,995	2,164
Interest	1,728	3,285
Contract reserves	750	2,491
Other	7,648	8,530
Total accrued expenses	$37,230	$52,899

4.	Long-term debt

Credit agreement

As of June 30, 2021 and December 31, 2020, the Company had no borrowings outstanding under our $200,000 amended and restated revolving credit and security agreement (as amended, the “Amended Credit Agreement”). There were $35,909 and $36,407 of letters of credit outstanding and $163,764 and $163,231 of availability under the Amended Credit Agreement as of June 30, 2021 and December 31, 2020, respectively. The availability under the Amended Credit Agreement is suppressed by $327 as of June 30, 2021 and December 31, 2020, as a result of certain limitations set forth in the Amended Credit Agreement.

Senior Notes and subsidiary guarantors

In May 2021 the Company sold $325 million of unsecured 5.25% Senior Notes (the “2029 Notes”) pursuant to a private offering. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325 million aggregate principal amount of its outstanding 8.000% Senior Notes due 2022 (the “8% Notes”).  Approximately $1.0 million of deferred financing fees related to the 8% Notes were extinguished and are presented within net interest expense in the Statement of Operations.

The Company’s obligations under these 2029 Notes are guaranteed by each of the Company’s existing and future 100% owned domestic subsidiaries that are co-borrowers or guarantors under its Amended Credit Agreement. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.
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

		Fair Value Measurements at Reporting Date Using
Description	At June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$4,802	$-	$4,802	$-

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$1,739	$-	$1,739	$-

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

As of June 30, 2021, the Company was party to various swap arrangements to hedge the price of its diesel fuel purchase requirements for work in its backlog to be performed through June 2022. As of June 30, 2021, there were 8.7 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through June 2022. Under these swap agreements, the Company will pay fixed prices ranging from $1.22 to $1.90 per gallon.

At June 30, 2021 and December 31, 2020 the fair value asset of the fuel hedge contracts were estimated to be $4,802 and $1,739, respectively, and are recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2021 were $3,404. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2021 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of June 30, 2021 and December 31, 2020 is as follows:

		Fair Value at
		June 30,	December 31,
	Balance Sheet Location	2021	2020
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$4,802	$1,739

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	(1,878)	2,490	(3,404)	3,828
Change in fair value of derivatives—net of tax	2,282	950	5,694	(7,514)
Net change in cash flow derivative hedges—net of tax	$404	$3,440	$2,290	$(3,686)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Location	2021	2020	2021	2020
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(2,513)	$3,340	(4,554)	5,132
	Income tax (provision) benefit	(635)	850	(1,150)	1,304
		$(1,878)	$2,490	$(3,404)	$3,828

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2021 the Company issued $325,000 of 5.25% Senior Notes, which were outstanding at June 30, 2021 (see Note 4, Long-term debt). The 2029 Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 2029 Notes. The fair value of the senior notes was $334,783 at June 30, 2021, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

6.	Share-based compensation

On May 5, 2021, the Company’s stockholders approved the Great Lakes Dredge & Dock Corporation 2021 Long-Term Incentive Plan (the “Incentive Plan”), which previously had been approved by the Company’s board of directors subject to stockholder approval. The Incentive Plan replaces the 2017 Long-Term Incentive Plan (the “Prior Plan”) and is largely based on the Prior Plan, but with updates to the available shares and other administrative changes. The Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees and directors for up to 1.5 million shares of common stock, plus the number of shares that remained available for future grant under the Prior Plan as of the effectiveness of the Incentive Plan.

The Prior Plan permitted the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees and directors for up to 3.3 million shares of common stock, plus an additional 1.7 million shares underlying equity awards issued under the 2007 Long-Term Incentive Plan.

During the six months ended June 30, 2021, the Company granted 307 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $798 and $1,455 for the three months ended June 30, 2021 and 2020, respectively.  Compensation cost charged to expense related to share-based compensation arrangements was $2,564 and $3,130 for the six months ended June 30, 2021 and 2020, respectively.

7.	Revenue

At June 30, 2021, the Company had $454,402 of remaining performance obligations, which the Company refers to as total backlog. Approximately 93% of the Company’s backlog will be completed in 2021 with the remaining balance expected to be completed in 2022.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, our work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2021	2020	2021	2020
Dredging:
Capital—U.S.	$79,399	$63,440	$157,005	$146,989
Capital—foreign	1,613	3,981	6,322	10,843
Coastal protection	46,631	56,038	93,262	135,888
Maintenance	37,278	41,968	82,579	84,353
Rivers & lakes	4,993	2,493	8,379	7,542
Total revenues	$169,914	$167,920	$347,547	$385,615

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2021	2020	2021	2020
Dredging:
Federal government	$127,331	$133,496	$258,063	$299,263
State and local government	37,069	29,693	71,844	72,025
Private	3,901	750	11,318	3,484
Foreign	1,613	3,981	6,322	10,843
Total revenues	$169,914	$167,920	$347,547	$385,615

Accounts receivable at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Completed contracts	$12,526	$12,347
Contracts in progress	15,393	21,239
Retainage	8,386	5,968
	36,305	39,554
Allowance for doubtful accounts	(564)	(564)
Total accounts receivable—net	$35,741	$38,990

The components of contracts in progress at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$317,984	$199,964
Amounts billed	(291,493)	(168,569)
Costs and earnings in excess of billings for contracts in progress	26,491	31,395
Costs and earnings in excess of billings for completed contracts	10,177	2,823
Total contract revenues in excess of billings	$36,668	$34,218

Current portion of contract revenues in excess of billings	$34,556	$32,106
Long-term contract revenues in excess of billings	2,112	2,112
Total contract revenues in excess of billings	$36,668	$34,218

Billings in excess of costs and earnings:
Amounts billed	$(382,785)	$(550,468)
Costs and earnings for contracts in progress	353,952	517,860
Total billings in excess of contract revenues	$(28,833)	$(32,608)

At June 30, 2021 and December 31, 2020, costs to fulfill a contract with a customer recognized as an asset were $6,887 and $10,501, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three and six months ended June 30, 2021 and 2020, the Company amortized $5,909 and $3,612, and 11,756 and 8,804 respectively, of pre-construction costs.
8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2021, the Company had outstanding performance bonds with a notional amount of approximately $1,143,833. The revenue value remaining in backlog totaled approximately $454,402.

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

On April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around one hundred sixty barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and on June 15, 2021, the Company pleaded guilty to the misdemeanor violation alleged in the bill of information and agreed to pay a fine of $1,000. As a result, the government may initiate suspension or debarment proceedings against us, which might prohibit us from bidding for, entering into or completing certain government projects. The Company also remains subject to potential liability for restitution in connection with this criminal matter and potential liability in a pending civil suit arising from the same matter. Although the Company does not know whether proceedings will be initiated or result in prohibitions, or the impact of any such resulting prohibitions, the Company does not expect any such proceedings or prohibitions to cause a material disruption to its business, financial condition or results of operations.

On September 27, 2019, the EPA Region 4 filed an administrative complaint against the Company relating to a project the Company performed at PortMiami from 2013-2015 alleging violations of Section 103 of the Marine Protection, Research, and Sanctuaries Act (“MPRSA”) and failure to report violations of the MPRSA. In July 2021, the parties executed a consent agreement wherein the Company agreed to pay $500 as a civil penalty.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2020, in Item 1A. “Risk Factors” of Great Lakes’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, in Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in other securities filings by Great Lakes with the SEC.

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

In the fourth quarter of 2020, the Company announced the relocation of its headquarters from Oak Brook, Illinois to Houston, Texas. The Company’s new corporate office in Houston opened in the first quarter of 2021. This relocation places the Company closer to key regional customers and new markets, especially along the Gulf Coast and the Mississippi River.

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

The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2021, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 74% of dredging revenues, slightly below the Company’s prior three year average of 79%.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread worldwide and to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and on March 13, 2020 the United States declared a national emergency in response to the coronavirus outbreak. This outbreak has severely impacted global economic activity and many countries and states in the United States have reacted by instituting quarantines, mandating school and business closures and limiting travel at various times throughout the pandemic.

On March 28, 2020, dredging was specifically listed in the U.S. Department of Homeland Security’s “Advisory Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response” which federally designates the Company as an essential business or “critical infrastructure” company that can maintain operations during the ongoing pandemic. As mentioned above, the Company’s largest domestic dredging customer is the Corps; the Corps oversees the majority of these critical infrastructure projects and, in this capacity, has continued to follow their bid schedule and prioritize all types of dredging including port maintenance and expansion and coastal protection projects that are necessary to avoid potential storm damage during hurricane season. Despite the uncertainty surrounding COVID-19, to date, the Corps is continuing to advertise new projects. During the first half of 2021 the Company began to experience increased project costs and delays related to COVID-19; currently, all affected projects are back in operation.

Our Executive Leadership team has established a COVID-19 Command Team that meets twice each week to update contingency plans, as necessary, and address the challenges related to maintaining operations in this evolving economic environment. The Company’s primary focus has been the health and safety of its employees. The Company has implemented new paid leave policies and additional sanitary and safety measures to mitigate the risk of infection to employees.

On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary and social distancing measures. In the first half of 2021, the Company began to experience more significant operational interruptions and direct costs related to the third wave of the COVID-19 pandemic. Several vessel crews were infected despite extensive testing and isolation protocols. Vessels were required to go to shore for crew changes and the vessels had to be disinfected before returning to work. This impacted the vessels’ scheduling and availability which led to project delays. Currently, those projects and vessels that were impacted are completed and back in operation, respectively. The Company has initiated an extensive vaccination effort of our crews and staff and the Company currently has 71% of its staff either fully vaccinated or partially vaccinated.

Since March 2020, the Company’s corporate employees have effectively transitioned to a remote working environment and have discontinued non-essential travel to follow recommended physical and social distancing guidelines in order to reduce the risk of infection. Beginning in the current quarter, the Company’s Houston employees began transitioning back to working in person at the Houston corporate headquarters.  The Company is following the protocols published by the U.S. Centers for Disease Control and Prevention, the World Health Organization and state and local governments. As the Company’s employees, customers and communities are facing significant challenges, the Company cannot predict how COVID-19 will evolve or the impact it, or actions taken to contain it, will have on future results. Due to the uncertainty that surrounds this virus, the Company will be continually evaluating safety and operational contingency plans and the potential future impact that this evolving environment has on the Company’s business, financial condition and results of operations.

The Company plans to participate in the offshore wind market and in March 2021 the Company awarded a contract for the design and development of the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations. This vessel would represent a significant critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. Once the contract is fully executed, the Company expects delivery of the vessel in early 2024.  As of the current quarter, the Company has begun soliciting bids in the offshore wind market.

The current administration has pushed to accelerate renewable energy developments and has set a target to install 30GW of offshore wind energy generation capacity by 2030 on the U.S. east coast.  Additionally, in March, the White House announced new initiatives that will advance the administration’s goals to expand the nation’s offshore wind energy capacity in the coming decade by opening new areas of development, improving environmental permitting and increasing public financing for projects.

In July 2021, the Corps’ 2021 budget was approved by the House of Representatives at a record high proposed budget level of $8.66 billion.  In this bill, the Harbor Maintenance Trust Fund (the “HMTF”) would receive $2.05 billion. This record funding is in addition to the annual cap being lifted from the HMTF in 2020 and the 2020 Water Resource Development Act (the “WRDA”).  WRDA authorizes new projects and makes policy changes that will make natural infrastructure and beneficial use of dredged material more common and was included in the Consolidated Appropriations Act 2021 signed into law on December 27, 2020. This continues the trend of WRDA legislation in each session of Congress since 2014. The legislation provides access to the $9.3 billion in unspent HMTF tax collections, establishes a funds distribution process for HMTF funding and approves projects to proceed to construction.

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

Results of operations

The following tables set forth the components of net income and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(86.5)	(80.3)	(83.9)	(73.7)
Gross profit	13.5	19.7	16.1	26.3
General and administrative expenses	8.4	8.8	8.8	7.9
Gain on sale of assets—net	(0.1)	-	-	-
Operating income	5.2	10.9	7.3	18.4
Interest expense—net	(3.9)	(4.0)	(3.8)	(3.5)
Other income (expense)	0.4	0.3	0.3	(0.1)
Income before income taxes	1.7	7.2	3.8	14.8
Income tax provision	(0.5)	(1.9)	(0.6)	(3.7)
Net income	1.2	5.3	3.2%	11.1%

Adjusted EBITDA	11.9%	16.7%	13.5%	23.2%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands)
Net income	$2,105	$8,960	$10,919	$42,947
Adjusted for:
Interest expense—net	6,657	6,725	13,243	13,355
Income tax provision	829	3,131	2,218	14,441
Depreciation and amortization	10,628	9,256	20,681	18,707
Adjusted EBITDA	$20,219	$28,072	$47,061	$89,450

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2021	2020	Change	2021	2020	Change
Dredging:
Capital—U.S.	$79,399	$63,440	25.2%	$157,005	$146,989	6.8%
Capital—foreign	1,613	3,981	(59.5)%	6,322	10,843	(41.7)%
Coastal protection	46,631	56,038	(16.8)%	93,262	135,888	(31.4)%
Maintenance	37,278	41,968	(11.2)%	82,579	84,353	(2.1)%
Rivers & lakes	4,993	2,493	100.3%	8,379	7,542	11.1%
Total revenues	$169,914	$167,920	1.2%	$347,547	$385,615	(9.9)%

Total revenue was $169.9 million for the three months ended June 30, 2021, up $2.0 million, or 1.2%, from $167.9 million for the same period in the prior year. For the three months ended June 30, 2021, the Company experienced an increase in domestic capital and rivers & lakes revenues as compared to the same period in the prior year. This increase was offset by a decrease in coastal protection, maintenance, and foreign capital revenue during the current period as compared to the same period in the prior year. For the six months ended June 30, 2021, total revenue was $347.5 million, down from revenue of $385.6 million for the same period in the prior year, representing a decrease of $38.1 million or 9.9%. For the six months ended June 30, 2021, the Company experienced a decrease in coastal protection, maintenance and foreign capital revenue as compared to the same period in the prior year. This decrease was slightly offset by an increase in domestic capital and rivers & lakes revenues during the current period as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended June 30, 2021, domestic capital dredging revenue was $79.4 million, up $16.0 million, or 25.2%, compared to $63.4 million for the same period in 2020. The increase in capital dredging revenues for the three months ended June 30, 2021 was mostly due to a greater amount of revenue earned on projects in Texas, Massachusetts, and Alabama, in the current year quarter when compared to the prior year quarter. This increase was partially offset by less revenue earned on projects in Florida and Louisiana in the current quarter. For the six months ended June 30, 2021, domestic capital revenue was $157.0 million compared to $147.0 million for the same period in 2020, representing an increase of $10.0 million, or 6.8%. The increase in capital dredging revenues for the six months ended June 30, 2021 was mostly due to a greater amount of revenue earned on projects in Massachusetts, and South Carolina, in the prior year period when compared to the current year. This increase was partially offset by less revenue earned on projects in Texas, Delaware, and Florida in the current year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the second quarter of 2021, foreign capital revenue was $1.6 million, down $2.4 million, or 59.5%, as compared to $4.0 million in the same quarter in the prior year. Foreign capital revenue for the first half of 2021 was $6.3 million which is $4.5 million, or 41.7%, lower than revenue of $10.8 million for the same period of the prior year. The Company continued to earn revenue in 2021 from a project in Bahrain that is essentially completed as of the current quarter.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended June 30, 2021 was $46.6 million, a decrease of $9.4 million, or 16.8%, compared to $56.0 million in the prior year period. The decrease in coastal protection revenues for the three months ended June 30, 2021 was mostly attributable to a lower amount of revenue earned on projects in Virginia, New Jersey, Florida and South Carolina in the prior year period when compared to the current year. This decrease was slightly offset by revenue earned on two projects in North Carolina in the current year quarter. Coastal protection revenue for the six months ended June 30, 2021 was $93.3 million, representing a decrease of $42.6 million or 31.4%, from $135.9 million for the same period in 2020. The decrease in coastal protection revenues for the six months ended June 30, 2021 was mostly due to a greater amount of revenue earned on projects in Virginia, New Jersey, Florida, South Carolina, and Georgia, in the prior year period when compared to the current year. This decrease was partially offset by more revenue earned on projects in North Carolina and Louisiana in the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the second quarter of 2021 was $37.3 million, down $4.7 million, or 11.2%, from

$42.0 million in the second quarter of 2020. The decrease in maintenance revenues for the three months ended June 30, 2021 was mostly attributable to a greater amount of revenue earned on projects in Maryland, North Carolina, Texas, and Virginia in the prior year quarter, when compared to the current year quarter. This decrease was partially offset by higher revenue earned on projects in Florida, Georgia and Louisiana in the current year quarter. Maintenance revenue for the six months ended June 30, 2021 was $82.6 million, a decrease of $1.8 million, or 2.1%, compared to $84.4 million for the comparable period in prior year. The decrease in maintenance revenues for the six months ended June 30, 2021 was mostly due to a greater amount of revenue earned on projects in Maryland and Virginia in the prior year period when compared to the current year. This decrease was partially offset by more revenue earned on projects in Florida, Georgia and Louisiana in the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the second quarter of 2021, rivers & lakes revenue was $5.0 million, an increase of $2.5 million, or 100.3%, from $2.5 million during the same period of 2020. The increase in river and lakes revenue for the three month ended June 30, 2021 was mostly attributable to a greater amount of revenue earned on projects in Mississippi and Texas in the current year quarter. Rivers & lakes revenue for the six months ended June 30, 2021 was $8.4 million, up $0.9 million, or 12.0%, from $7.5 million for the same period in the prior year. The increase in rivers & lakes revenues for the six months ended June 30, 2021 was mostly due to a greater amount of revenue earned on projects in Mississippi in the current year period, when compared to the prior year. This increase was partially offset by more revenue earned in the San Jacinto project in Texas in the prior year.

Consolidated gross profit for the quarter ended June 30, 2021 was $22.9 million, down $10.1 million, or 31% compared to $33.0 million in the same quarter of 2020. Gross profit margin for the three months ended June 30, 2021 was 13.5% compared to 19.7% in the second quarter of 2020. The lower gross profit experienced for the three months ended June 30, 2021 was driven by $3.0 million of direct costs related to the third wave of COVID-19 in addition to COVID-19 indirect costs and a decrease in profitability of the Company’s domestic capital and coastal protection dredging projects in the quarter when compared to the same period in the prior year, offset slightly by higher gross profit in the maintenance, rivers & lakes and foreign capital dredging projects in the current quarter. Consolidated gross profit for the six months ended June 30, 2021 was $56.0 million, down $45.5 million, or 45%, compared to $101.5 million in the same period of the prior year. Gross profit margin for the six months ended June 30, 2021 was down to 16.1% from 26.3% in the same period in prior year. The lower gross profit experienced for the six months ended June 30, 2021 was driven by $7.3 million of direct costs related to the third wave of COVID-19 in addition to COVID-19 indirect costs and a decrease in profitability of the Company’s domestic capital, coastal protection and rivers & lakes dredging projects in the quarter when compared to the same period in the prior year, offset slightly by higher gross profit in the maintenance, and foreign capital dredging projects in the current year.

During the three and six months ended June 30, 2021, general and administrative expenses were $14.2 million and $30.5 million, respectively, compared to the same periods in the prior year in which the three and six months totaled $14.8 million and $30.4 million, respectively. For the three and six months ended June 30, 2021, general and administrative expenses include higher technical and consulting expenses related to our engagement with Boston Consulting Group (“BCG”) to assist with evaluating the offshore wind market strategy as well as reviewing other long-term growth strategies for GLDD and higher relocation expense related to the headquarter move to Texas. These increases were offset by lower incentive pay and lower travel expenses.

Operating income for the second quarter of 2021 was $8.8 million, down $9.5 million compared to operating income of $18.3 million for the same quarter in 2020. Operating income for the six months ended June 30, 2021 was $25.5 million, down $45.8 million from operating income of $71.3 million in the same period of prior year period. The decrease in operating income for the three and six months ended June 30, 2021 was a result of lower gross profit in the current year when compared to the same period in the prior year.

For the three months ended June 30, 2021, net interest expense was $6.7 million, relatively flat compared with $6.7 million for the prior year quarter. Net interest expense the six months ended June 30, 2021 was $13.2 million, compared with $13.4 for the same period in the prior year. The net interest expense for the three and six months ended June 30, 2021 includes a $1.0 million write-off to extinguishment of subsidiary debt related to the deferred financing fees of the redeemed 8.000% Senior Notes due 2022 (the “8% Notes”). This expense was offset by the lower interest expense from our newly issued $325 million of unsecured 5.25% Senior Notes (the “2029 Notes”).

Income tax provision for the three months ended June 30, 2021 was $0.8 million compared to an income tax provision of $3.1 million for the same period in the prior year. For the six months ended June 30, 2021 and 2020, the Company had an income tax provision of $2.2 million and $14.4 million, respectively. The effective tax rate for the six months ended June 30, 2021 was 16.9%, down 8.3% from the effective tax rate of 25.2% for the same period of 2020. The decrease in effective tax rate was primarily due to a one-time benefit associated with a stock compensation tax deduction in the current year.

Net income for the quarter ended June 30, 2021 was $2.1 million, down $6.9 million, or 77%, from $9.0 million in the same quarter in the prior year. Diluted earnings per share was $0.03 for the three months ended June 30, 2021, compared to $0.14 for the three months ended June 30, 2020. The decrease in net income for the three months ended June 30, 2021 was due to the decrease in gross profit in current year quarter. Net income for the six months ended June 30, 2021 was $10.9 million, down $32.0 million, or 75%, from $42.9 million for the same period in the prior year. Diluted earnings per share attributable to continuing operations were $0.16 and $0.65 for the six months ended June 30, 2021 and 2020, respectively. The decrease in net income for the six months ended June 30, 2021 was driven by the decrease to gross profit mostly. This increase was slightly offset by a $1.5 million increase in other income and a $12.2 million decrease in income tax provision during the current year when compared to the same period in the prior year.

Adjusted EBITDA (as defined on page 19) for the quarter ended June 30, 2021 was $20.2 million, down $7.9 million, or 28%, from $28.1 million in the prior year quarter. The decrease in Adjusted EBITDA during the second quarter of 2021 was driven by the decrease in gross profit, excluding depreciation. For the six months ended June 30, 2021, Adjusted EBITDA was $47.1 million, down $42.4 million, or 47%, from $89.5 million during the same period in the prior year.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2021	2020	2020
Dredging:
Capital - U.S.	$320,820	$320,920	$345,901
Capital - foreign	269	6,865	19,717
Coastal protection	51,204	97,986	21,967
Maintenance	67,440	125,090	25,782
Rivers & lakes	14,669	8,515	10,036
Total backlog	$454,402	$559,376	$423,403

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 72% of the Company’s June 30, 2021 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business.

The domestic dredging bid market for the quarter ended June 30, 2021 was $532.4 million, a $103.8 million increase compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for the third phase of the Mobile Harbor Deepening project, the Golden Triangle Marsh Project, one maintenance project in the gulf region, one rivers & lakes project in Tennessee, one coastal protection project and one maintenance project in Florida. For the contracts awarded in the current year, the Company won 65.9%, or $148.1 million, of domestic capital projects, and 36.3%, or $44.1 million, of the coastal protection projects, through June 30, 2021. The Company won 34.5% of the overall domestic bid market for the six months ended June 30, 2021, which is slightly lower than the Company’s prior three year average of 36.6%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year. After the end of the quarter, we were awarded the Cape May Beach Renourishment Project for $12.1 million and we were low bidder on the Corpus Christi Phase III Deepening Project for $151.9 million and the Thimble Shoal deepening and renourishment project for $39.5 million.

The Company’s contracted dredging backlog was $454.4 million at June 30, 2021 compared to $559.4 million of backlog at December 31, 2020. These amounts do not reflect approximately $508.6 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2021. At December 31, 2020 the amount of domestic low bids and options pending award was $472.3 million.

Domestic capital dredging backlog at June 30, 2021 was at the same level compared to December 31, 2020. In the six months ended June 30, 2021, the Company was awarded the third phase of the Boston Harbor deepening project. During the six months ended June 30, 2021, the Company continued to earn revenue on deepening projects in Charleston, Jacksonville, and the gulf region, a coastal restoration project in Louisiana, and a liquefied natural gas project in Louisiana. Government funded projects coming into the pipeline include additional phases of the Corpus Christi deepenings, as well as new deepenings for ports in Alabama and the Everglades in Florida. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. In addition, multiple project phases for port deepenings in Norfolk and the Houston ship channel are expected to continue for the next several years. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Foreign capital dredging backlog at June 30, 2021 was $6.6 million lower than at December 31, 2020. During the six months ended June 30, 2021, the Company continued to earn revenue on a project in the Middle East which was in backlog at December 31, 2020.

Coastal protection dredging backlog decreased $46.8 million from December 31, 2020. In the six months ended June 30, 2021, the Company was awarded two coastal protection projects of $28.5 and $15.6 million in Florida. During the six months ended June 30, 2021, the Company continued to earn revenue on coastal protection projects in New Jersey, North Carolina, and Florida which were in backlog at December 31, 2020. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

Maintenance dredging backlog decreased $57.6 million from December 31, 2020. In the six months ended June 30, 2021, the Company was awarded one maintenance project of $38.3 in the Gulf region and another one of $3.3 million Florida. During the six months ended June 30, 2021, the Company continued to earn revenue on projects in Louisiana, North Carolina and Florida which were in backlog at December 31, 2020. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

Rivers & lakes backlog at June 30, 2021 was up $6.2 million compared to backlog at December 31, 2020. In the six months ended June 30, 2021, the Company was awarded one rivers & lakes project in Tennessee. For the six months ended June 30, 2021, the Company continued to earn revenue on projects in Texas and Mississippi which was in backlog at December 31, 2020.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by or used in operating activities for the six months ended June 30, 2021 and 2020 was a use of $35.6 million and a source of $67.5 million in cash, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities during the six months ended June 30, 2021 compared to the same period in the prior year was driven by lower net income in current year, offset partially by lower investment in working capital during the current year when compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the six months ended June 30, 2021 and 2020 totaled $64.6 million and $20.1 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. The Company announced a Shipyard Contract for 6,500 cubic yard Trailing Suction Hopper Dredge in June 2020 and, later, in December 2020 the Company announced the design and development of the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new U.S. offshore wind industry. During the six months ended June 30, 2021, the Company has invested $14.0 million towards these new vessels. In addition, the Company spent $16.4 million in the period ended June 30, 2021 to acquire two dredges that had previously been leased and $6.9 million to acquire two multifunctional all-purpose vessels (“multicats”).  The Company did not receive any proceeds from dispositions of property and equipment in the current year period compared to $0.4 million in the prior year period.

The Company’s cash flows used in financing activities for the six months ended June 30, 2021 and 2020 totaled $6.7 million and $0.8 million, respectively. The increase in cash used in financing activities relates to $4.4 million of deferred financing fees paid related to the newly issued $325 million of the 2029 Notes and changes in the taxes paid on settlement of vested shares awards, offset slightly by increase cash from the Company’s employee stock purchase plan. Of the previously announced $75.0 million share repurchase program, the Company repurchased $3.9 million of common stock in the third quarter of 2020 and none during the period ended June 30, 2021.

The Company maintains a favorable cash on hand position and revolver availability and as a result is well positioned for changes in the current economic environment. In the current year, the Company began to experience more considerable operational interruptions and direct costs related to the third wave of the coronavirus (COVID-19) pandemic. The impacted projects are now back in operation but the Company will continue to assess the potential economic impact that the virus and pandemic could have on the Company’s operations and liquidity.

Senior notes

In May 2021 the Company sold $325 million of 2029 Notes pursuant to a private offering. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325 million aggregate principal amount of its outstanding 8% Notes.

The 2029 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by the guarantors and any other subsidiary guarantors that from time to time become parties to the indenture. The terms of the indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on their assets; (iv) transfer and sell assets; (v) enter into certain business combinations with third parties or enter into certain other transactions with affiliates; (vi) create restrictions on dividends or other payments by the Company’s restricted subsidiaries; and (vii) create guarantees of indebtedness by restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the indenture.

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

The market risk of the Company’s financial instruments as of June 30, 2021 has not materially changed since December 31, 2020. The market risk profile of the Company on December 31, 2020 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes, except for the following, during the six months ended June 30, 2021 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the risk factor previously disclosed in Item 1A.  “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

In particular, on April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around 160 barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and has agreed to plead guilty to the misdemeanor violation alleged in the bill of information. As a result, the government may initiate suspension or debarment proceedings against us, which might prohibit us from bidding for, entering into or completing certain government projects. These suspension or debarment actions may be limited in time and scope, but the Company cannot guarantee that any such action will not have a material adverse effect on its business, results of operations, cash flows or financial condition. In addition, this matter may lead to negative publicity and press speculation about the Company, whether valid or not, which may harm our reputation and be damaging to our business, results of operations, cash flows or financial condition.

The Company is currently a defendant in a number of other litigation matters, including those described in Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts of damages. These matters are also subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to the Company. An adverse outcome in a legal or regulatory matter could, depending on the facts, have an adverse effect on the Company’s business, results of operations, cash flows or financial condition.

Furthermore, whether the ultimate outcomes are favorable or unfavorable, these matters can also have significant adverse reputational impacts, including negative publicity and press speculation about the Company, whether valid or not, which may be damaging to the Company’s business, results of operations, cash flows or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of the Company’s common stock by the Company during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Aggregate Dollar Value That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 – April 30, 2021	0	$-	0	$71,127,473
May 1, 2021 - May 31, 2021	0	$-	0	$71,127,473
June 1 2021 - June 30, 2021	0	$-	0	$71,127,473
Total	0	$-	0	$71,127,473
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

4.1

Indenture, dated May 25, 2021, among Great Lakes Dredge & Dock Corporation, as Issuer, the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 2029 Notes (incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 25, 2021 (Commission file no. 001-33225))

4.2

Form of 2029 Notes (included in Exhibit 4.1) (incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 25, 2021 (Commission file no. 001-33225))

10.1

Great Lakes Dredge & Dock Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 7, 2021 (Commission file no. 001-33225)) †

10.2

Purchase Agreement, dated May 12, 2021, by and among Great Lakes Dredge & Dock Corporation, certain subsidiary guarantors named therein and BofA Securities, Inc., as representative of the initial purchasers named therein. (incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2021 (Commission file no. 001-33225)) †

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

Date:  August 3, 2021