Form 10-K
period 2021-12-31
Great Lakes Dredge & Dock CORP
filed 2022-02-23
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $971,349,291 at June 30, 2021. The aggregate market value was computed using the closing price of the common stock as of June 30, 2021 on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 19, 2022, 65,746,302 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2022 Annual Meeting of Stockholders.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2021, and in other securities filings by Great Lakes with the SEC.

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

During the second quarter of 2019, the Company completed the sale of its historical environmental & infrastructure business. The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. Refer to Note 13, “Business dispositions,” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

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

Over its 131 year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the United States and is one of the oldest and most experienced dredging companies in the country. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Capital (domestic is 55% of 2021 revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Coastal protection (23% of 2021 revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (18% of 2021 revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Foreign (1% of 2021 revenues). Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last two decades, the Company has performed dredging work in the Middle East, Africa, Australia, the Caribbean and Central and South America.

Rivers & lakes (3% of 2021 revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce contractors’ ability to operate and transport its equipment in the relevant geographies.

Demand Drivers

The Company believes that the following factors are important drivers of the demand for its services:

•

Deep port capital projects. Most of the East Coast and Gulf ports have expansion plans that include deepening and widening in order to better compete for international trade. Many shipping lines have announced plans to deploy larger ships which, due to the channel dimension requirements, currently would not be able to use many U.S. ports. Dredging commenced on two Charleston Entrance Channel projects during 2018 and the Company was successful in securing an additional phase of deepening with all three phases having been completed in 2021. The ports of Los Angeles and Long Beach continue expansion efforts to remain competitive with deepened East Coast ports. Deepening projects in Corpus Christi, Galveston, Freeport, Baltimore and Mississippi were awarded in 2019.  In 2020, the Company was awarded port deepening projects in Jacksonville, Freeport, Charleston and Mobile with Jacksonville being completed in 2021.  In 2021, Boston, Mobile, Corpus Christi, Portsmouth and Houston port deepening projects were awarded to the Company.  The Houston port deepening project is a significant project that will last several years.  In 2022, the Company expects to see the continuation of port deepening bids in the ports of Norfolk, Freeport, Mobile, Sabine and additional phases in the Houston ship channel. In addition, during the fourth quarter of 2020, the President signed the Consolidated Appropriations Act, which included the 2020 Water Resource Development Act (the “WRDA 2020”), into law. The WRDA 2020 authorizes new projects and makes policy changes that will make natural infrastructure and beneficial use of dredged material more common. This continues the trend of WRDA legislation in each session of Congress since 2014. The Company views the above as positive catalysts for the domestic dredging industry as it authorizes funding for critical infrastructure improvements that are needed throughout the U.S. Further, the WRDA bills authorize studies for future water resources improvements and make modifications to previous authorizations. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry.

•

Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has completed a master plan calling for a $50 billion investment in its coastal infrastructure, with a significant portion involving dredging. During 2019, the Company was awarded an additional phase of the Mississippi coastal restoration project in the Gulf of Mexico.  In 2020, the Company was awarded two coastal restoration projects in Louisiana by the Louisiana Coastal Protection and Restoration Agency (the “CPRA”) and this work was performed in 2021.  The CPRA recently released their fiscal year 2023 plan which included 18 dredging coastal restoration projects that are slated for construction using more than 79 million cubic yards of dredged material to create or nourish over 14,000 acres of coastal wetlands.  Many Gulf States have previously committed to spending a portion of the nearly $20 billion in fines received from the 2015 BP settlement of the Deepwater Horizon oil spill to repair the natural resources impacted by the event including coastal restoration projects that include dredging. The bulk of the fines are to be paid over the next decade and the Company expects several coastal restoration projects envisioned by the Gulf States to come to fruition in the next several years providing a new source of domestic capital dredging projects on which the Company will bid. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $577 million over the prior three years.

•

Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. With continued funding available for projects in the Northeast from the Superstorm Sandy supplemental appropriations, the Company expects to continue to see an increase in projects let for bid in the coastal protection market. As a result of the extreme storm systems in 2017 involving Hurricanes Harvey, Irma, and Maria, the Federal Government passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the U.S. Army Corps of Engineers (the “Corps”) to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is progressing with its plans for this funding, and it is currently believed that over $1.8 billion is expected to be added to its dredging related budget over the next few years. Most of this work is anticipated to be coastal protection related, but some funding has been provided for channel maintenance. During 2019, Congress passed an additional $3.3 billion of supplemental appropriations for disaster relief funding as a result of Hurricane Florence and Hurricane Michael and that work is in process. In September 2021, a supplemental bill was passed that included approximately $5.7 billion for emergency funding as a result of Hurricane Ida impacts.  The annual bid market for coastal protection over the prior three years averaged $345 million.

•

Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. As noted above, WRDA 2020 was signed into law during the fourth quarter of 2020. Similar to past versions of the bill, WRDA 2020 language calls for full use of the Harbor Maintenance Trust Fund (“HMTF”) for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. The WRDA 2020 legislation also provides access to the $9.3 billion in unspent HMTF tax collections, establishes a funds distribution process for HMTF funding and approves projects to proceed to construction.  Additionally, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid and an increase in maintenance dredging projects to be let for bid throughout 2022 and beyond. The House of Representatives passed its version of the Corps fiscal year 2022 budget in July 2021 at $8.66 billion and the Senate passed its version in August 2021 at $8.9 billion.  As a result, the Company anticipates the Corps fiscal year 2022 final budget will pass at a record level. Corps projects involving deepening, maintenance and coastal dredging are in line for robust funding continuing the trend of recent years.  In both aforementioned budget versions, HMTF annual expenditures are proposed at record levels and with reduced restrictions on the use of the HMTF fund.  The annual bid market for maintenance dredging over the prior three years averaged $753 million.

•

Need to maintain safe navigability of the U.S. river system. There are over 12,000 miles of commercially navigable inland waterways that move more than 566 million tons of commercial goods annually. Transportation by barge requires less energy, and therefore is both better for the environment and a more cost-efficient way to move cargo than transportation by airplane, railcar or truck. Many industries rely on safe navigability of U.S. inland waterways as a primary means to transport goods and commodities such as coal, chemicals, petroleum, minerals, stones, metals and agricultural products. Natural sedimentation and other circumstances require that the inland waterway system be periodically dredged so that it can be used as intended. The Corps recognizes the need to maintain the safe navigability of U.S. waterways. The annual bid market for rivers and lakes dredging over the prior three years averaged $122 million.

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

Customers

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2021, approximately 78% of the Company’s dredging revenues were generated from 47 different contracts with federal agencies or third parties operating under contracts with federal agencies.

As a result of the pandemic outbreak of coronavirus (“COVID-19”), the U.S. Department of Homeland Security federally designated the Company as an essential business or “critical infrastructure” company that can maintain operations during the ongoing pandemic. As mentioned above, the Corps oversees the majority of these critical infrastructure projects and, in this capacity, has continued to follow its bid schedule and prioritize all types of dredging including port maintenance and expansion and coastal protection projects that are necessary to avoid potential storm damage during the current hurricane season. Despite the uncertainty surrounding COVID-19, to date, the Corps is continuing to advertise new projects and the Company’s project work is largely uninterrupted.

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

The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 131 year history. For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks are required as security for the bid, performance and, if applicable, advance payment guarantees. The Company obtains its letters of credit under the Amended Credit Agreement (as defined below). Foreign bid guarantees are usually

2% to 5% of the service provider’s bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

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

Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another. Hopper dredges primarily work on coastal protection and maintenance projects. The Company is currently building a 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first quarter of 2023.

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

Scows. The Company has the largest fleet of material barges in the domestic industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal.  The Company uses scows with its hydraulic dredges and mechanical dredges.  Scows are an efficient and cost-effective way to move material and increase dredging production. The Company has twelve scows in its fleet with a capacity ranging from 5,000 to 8,800 cubic yards.  The Company is currently in the process of building three new scows, each 7,100 cubic yards in size, with expected delivery in 2022.

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

Human Capital Management

At December 31, 2021, the Company employed 413 full-time salaried personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2021, the Company employed an average of approximately 818 hourly personnel to meet domestic project requirements.

At December 31, 2021, the Company employed 6 foreign nationals and 2 local staff to manage and administer its Middle East operations. During 2021, the Company also employed an average of 2 hourly personnel to meet project requirements in the Middle East.

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

Safety

Safety of its employees is one of the Company’s core values. The Company employs behavioral and system-based programs utilizing an Incident & Injury Free® (IIF®) approach. The Company’s safety culture is committed to training, behavioral based awareness and mutual responsibility for the wellbeing of its employees. The Company’s goal is sustainable safety excellence. Incident prevention in all areas has top priority in the Company’s business planning, in the overall conduct of its business, and in the operation and maintenance of our equipment (marine and land) and facilities.

During the ongoing COVID-19 pandemic, the health and safety of our employees are our primary goal. Our commitment to health and safety during the pandemic reaches for beyond our employees and embraces their families, our customers, and our community. The unique nature of our business requires many of our employees to live and work in close proximity to one another. We have instituted and strictly adhere to rigorous measures designed to provide our employees with a safe working environment and allow them to safely execute tasks. We follow enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment. We have mandated and strictly implemented a robust at-home virus testing program, and mandate virus testing before boarding our vessels and before leaving our vessels. Access to all of our facilities is restricted to only those persons who have been vaccinated against COVID-19 or have received an accommodation.  Pre-access and periodic COVID-19 testing is mandatory.

Relocation of our Corporate Headquarters

In October 2020, we announced that we would relocate our headquarters from Oakbrook Terrace, Illinois to Houston, Texas. We began the transition of key members of the management team to Houston in January 2021. Further transition of key personnel is ongoing. While one of the objectives of the relocation was improving our ability to secure more public and private business opportunities in our core coastal areas, including the Gulf of Mexico, our relocation also provides us access to a unique talent pool that has roots in the maritime industries as well as world class engineering experience and innovation. Access to research and development initiatives at Texas A&M University, boasting the only dredging-focused course of study in the United States, is only 90 miles away, and two other campuses with emphasis on coastal and offshore studies are also nearby. The region is known for its robust community college and technical school system that provides skilled labor and training to the maritime trades.  Our new Houston location will allow us to increase our engagement with other local maritime businesses, giving us the opportunity to learn and improve by sharing the best industry practices for safety, operations, and innovation.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees - the International Union of Operating Engineers (“IUOE”) Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 expire in September 2024. Our agreements with Seafarers International Union expire in February 2023. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Clean Water Act and the Oil Pollution Act of 1990 impose strict and, under some circumstances joint and several, liability on owners and operators of facilities and vessels for investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. The Company’s past and ongoing operations involve the use, and from time to time the release or discharge, of regulated materials which could result in liability under these and other environmental laws. The Company has remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

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

Information about our Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Lasse J. Petterson	65	President, Chief Executive Officer and Director
Scott Kornblau	50	Senior Vice President, Chief Financial Officer and Treasurer
David E. Simonelli	65	Chief Operating Officer
Vivienne R. Schiffer	62	Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
James J. Tastard	57	Senior Vice President and Chief Human Resources and Administrative Officer
William H. Hanson	65	Senior Vice President—Government Relations and Business Development

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

Scott Kornblau, Senior Vice President, Chief Financial Officer and Treasurer

Mr. Kornblau was named Senior Vice President and Chief Financial Officer (“CFO”) when he joined the Company in October 2021 and was additionally named Treasurer in January 2022. In his over 25 years of professional experience prior, Mr. Kornblau has held various finance and leadership positions at Diamond Offshore Drilling, Inc. (“Diamond”), most recently as Senior Vice President and Chief Financial Officer since July 2018. Prior to Mr. Kornblau’s appointment as CFO, he held the roles of acting CFO since December 2017 in addition to his Vice President and Treasurer position at Diamond since January 2017. Mr. Kornblau earned a Bachelor of Arts degree in Accounting from the University of Texas at Austin. Mr. Kornblau is a certified public accountant.

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

Vivienne R. Schiffer, Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary

Ms. Schiffer was named Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary in December 2020 when she joined the Company.  Ms. Schiffer leads the Company's legal and compliance organization, providing legal counsel. Ms. Schiffer’s specific responsibilities include the oversight of corporate governance, policy and regulatory strategy development, litigation, environmental matters, intellectual property, global corporate compliance and labor and employment laws.  Ms. Schiffer was a corporate and securities partner in the global firm of Thompson & Knight, LLP, from 2003 to 2010.   She was of counsel in the firm’s corporate and securities section from 2011 until 2020.  She has over 37 years of experience and has held significant legal, business and operational leadership roles in the industrials sector.  Ms. Schiffer earned a Bachelor of Science degree from the University of Central Arkansas and a Juris Doctor degree from Tulane University.

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

Risk Factor Summary

The following is a summary of the principal risks that could adversely affect, or have adversely affected, the Company’s business, operating results and financial condition:

•	The impact of the COVID-19 pandemic and related responsive measures, including productivity impacts and increased expenditures;
•

Our ability to obtain and retain federal government dredging and other contracts, which is impacted by the amount of government funding for dredging and other projects and the degree to which government funding is directed to the Corps and certain other customers, which in turn could be impacted by extended federal government shutdowns or declarations of additional national emergencies;

•	Our ability to qualify as an eligible bidder under government contract criteria and to compete successfully against other qualified bidders in order to obtain government dredging and other contracts;
•	Cost over-runs, operating cost inflation and potential claims for liquidated damages, particularly with respect to our fixed cost contracts;
•	The timing of our performance on contracts and new contracts being awarded to us;
•	Significant liabilities that could be imposed were we to fail to comply with government contracting regulations;
•	Increasing costs to operate and maintain aging vessels and comply with applicable regulations or standards;
•	Equipment or mechanical failures;
•	Impacts to our facilities and suppliers from pandemics, epidemics or outbreaks of infectious disease affecting our markets;
•	Impacts to our supply chain for procurement of new vessel build materials;
•	Our international dredging operations;
•

Instability and declining relationships amongst certain governments in the Middle East and the impact this may have on infrastructure investment, asset value of such operations, and local licensing, permitting and royalty issues;

•	Capital and operational costs due to environmental regulations;
•	Market and regulatory responses to climate change;
•	Contract penalties for any projects that are completed late;
•	Force majeure events, including natural disasters, pandemics and terrorists’ actions;
•	Changes in the amount of our estimated backlog;
•	Significant negative changes attributable to large, single customer contracts;
•	Our ability to obtain financing for the construction of new vessels, including our new offshore wind vessel;
•	Potential inability to secure contracts to utilize new offshore wind vessel;
•	Unforeseen delays and cost overruns related to the construction of new vessels, including potential mechanical and engineering issues and unforeseen changes in environmental regulations;
•	Any failure to comply with Section 27 of the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed;
•	Fluctuations in fuel prices, particularly given our dependence on petroleum-based products;
•	Impacts of nationwide inflation on procurement of new build materials;
•	Our ability to obtain bonding or letters of credit and risks associated with draws by the surety on outstanding bonds or calls by the beneficiary on outstanding letters of credit;
•	Acquisition integration and consolidation, including transaction expenses, unexpected liabilities and operational challenges and risks;
•	Divestitures and discontinued operations, including retained liabilities from businesses that we sell or discontinue;
•	Potential penalties and reputational damage as a result of legal and regulatory proceedings, including a pending criminal proceeding in Louisiana;
•	Any liabilities imposed on us for the obligations of joint ventures, partners and subcontractors;
•	Increased costs of certain material used in our operations due to newly imposed tariffs;

•	Unionized labor force work stoppages;
•	Any liabilities for job-related claims under federal law, which does not provide for the liability limitations typically present under state law;
•	Operational hazards, including any liabilities or losses relating to personal or property damage resulting from our operations;
•	Our ability to identify and contract with qualified MBE or DBE contractors to perform as subcontractors;
•	Our substantial amount of indebtedness, which makes us more vulnerable to adverse economic and competitive conditions;
•	Restrictions on the operation of our business imposed by financing covenants;
•	Impacts of adverse capital and credit market conditions on our ability to meet liquidity needs and access capital;
•	Our ability to maintain or expand our credit capacity;
•	Limitations on our hedging strategy imposed by statutory and regulatory requirements for derivative transactions;
•	Foreign exchange risks, in particular, as it relates to the new offshore wind vessel build;
•	Losses attributable to our investments in privately financed projects;
•	Restrictions on foreign ownership of our common stock;
•	Restrictions imposed by Delaware law and our charter on takeover transactions that stockholders may consider to be favorable;
•	Restrictions on our ability to declare dividends imposed by our financing agreements and Delaware law;
•	Significant fluctuations in the market price of our common stock, which may make it difficult for holders to resell our common stock when they want or at prices that they find attractive;
•	Changes in previously recorded net revenue and profit as a result of the significant estimates made in connection with our methods of accounting for recognized revenue;
•	Maintaining an adequate level of insurance coverage;
•	Our ability to find, attract and retain key personnel and skilled labor;
•	Disruptions, failures, data corruptions, cyber-based attacks or security breaches of the information technology systems on which we rely to conduct our business; and
•	Impairments of our goodwill or other intangible assets.

Risks Related to the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread worldwide and to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and on March 13, 2020 the United States declared a national emergency in response to the COVID-19 outbreak. This outbreak has severely impacted global economic activity and many countries and states in the United States have reacted by instituting quarantines, mandating school and business closures and limiting travel.

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

In addition to project delays, the COVID-19 pandemic may affect, our business, including, but not limited to, in the following ways:

•

While much of our client base is federal, state, or other governmental entities, some of our clients may be unable to meet their payment obligations to us in a timely manner, including as a result of deteriorating financial conditions or bankruptcy resulting from the COVID-19 pandemic and resulting economic impacts. Further, other third parties, such as suppliers, subcontractors, and other outside business partners, may experience significant disruptions in their ability to fulfill their obligations toward us, or they may not be unable to fulfill their obligations to us at all.

•

Much of our work is conducted on vessels, where our crew is required to live for extended periods of time. We have experienced, and may continue to experience, temporary work stoppages because of viral outbreaks on board our vessels. Temporary work stoppages may lead to decreased revenue and affect our ability to timely and satisfactorily complete our clients’ projects.

•

The Biden Administration has issued an executive order, that while currently stayed, requires federal contractors to, among other things, ensure the vaccination of all employees against COVID-19, and to require all subcontractors to do the same. If these, or other federal, state or local government mandates are reinstated or enacted, we may not be able to find employees and subcontractors who will qualify under then-in-effect mandate requirements, which may impair our ability to successfully perform federal contracts.
•	Our vaccination requirements have limited, and may continue to result in limiting our ability to find qualified personnel to perform the duties required under our contracts.
•

Viral outbreaks on board our vessels have required us, and may continue to require us, to incur additional expenses to protect the health and safety of our employees, our clients, and other business partners. These costs include regular, mandated testing for our employees before they leave their homes and travel to the vessel, before they board the vessel, and before they leave the vessel to return home; disinfection of vessels; costs associated with accommodations for crew members who are quarantined or otherwise unable to board a vessel or return home; and overtime costs associated with the extended length of time crew members may be required to work or be available because of COVID-19 safety measures.

•

In addition to existing travel restrictions implemented in response to the COVID-19 pandemic, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could impair our ability to support our operations and clients (both domestic and international), to source supplies through the global supply chain and to identify, pursue and capture new business opportunities, and which could restrict the ability of our employees to access their workplaces. We also face the possibility of increased overhead or other expenses resulting from compliance with any future government orders or other measures enacted in response to the COVID-19 pandemic.

•

COVID-19 travel restrictions have limited, and may continue to limit, the ability of our senior personnel to conduct on-site project visits, which may lead to operational inefficiencies and may negatively impact the performance of our projects.

We are unable at this time to quantify the extent to which the continued global spread of the COVID-19 pandemic may adversely affect our business, financial condition, and results of operations, including the duration and magnitude of such impacts. The impacts from this unprecedented global event will depend on numerous evolving factors that we may not be able to accurately predict or assess. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that we have not considered or have not become apparent. As a result, we cannot assure you that if the COVID-19 pandemic persists or worsens, it would not have an adverse impact on our business, financial condition and results of operations.

Risks Related to our Business

A reduction in government funding for dredging or other contracts, or government cancellation of such contracts, could materially adversely affect our business operations, revenues and profits.

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Federal government revenue (in US $1,000)	$568,980	$582,949	$581,157
Percent of revenue from federal government	78%	79%	82%

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

Our significant number of fixed-price contracts subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages. If we are unable to accurately estimate our project costs our profitability could suffer.

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

•	planned and unplanned equipment downtime, or equipment mobilization to and from projects, including those due to the impacts of COVID-19;
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

Costs necessary to operate and maintain our vessels tend to increase with the age of the vessel, and costs of such maintenance, as well as costs associated with new build programs, may also increase due to changes in applicable regulations or standards, which could decrease our profits.

Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel. Accordingly, it is likely that the operating costs of our vessels will increase.

The average age of our more significant vessels as of December 31, 2021, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	8	43
Hopper Dredges	5	30
Mechanical Dredges	5	49
Unloaders	1	38
Drillboats	1	38
Material and Other Barges	107	20
Total	127	23

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2021 was 23 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur, resulting in loss of revenue.

A pandemic, epidemic or outbreak of an infectious disease affecting our markets or impacting our facilities or suppliers could adversely impact our business.

If another pandemic, epidemic, or outbreak of an infectious disease or other public health crisis, including an unexpected increase in COVID-19 infections, were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. Another pandemic or the continuation or an increase of the current COVID-19 pandemic could cause disruptions in and restrictions on our ability to travel, and in the future these disruptions and restrictions could restrict our ability to perform work for future projects in different locations.  If an infectious disease were to have a widespread outbreak at one or more of our vessels or facilities, our operations may be affected significantly, our productivity may be affected, key personnel necessary to conduct our operations or replacement crew may be unavailable, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the shipyards with which we contract were affected by an outbreak of infectious disease, repairs of our vessels as well as new construction may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

Our clients, which are the Corps, private clients and other federal, state or local agencies, may be impacted by a pandemic, and if prolonged, these impacts may lead to cancelations or delays in projects.  Funds for dredging projects may also be diverted for public health, economic, or other priorities.  Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Disruptions to our supply chain affecting our markets or impacting our facilities or suppliers could prohibit procurement of new vessel build materials and adversely impact our business.

Supply chain issues could cause disruptions that restrict our ability to perform work for future projects.  Our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the shipyards with which we contract are affected, repairs of our vessels as well as new construction may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

Our international dredging operations subject us to competitive, political, regulatory and other risks.

Revenue from foreign contracts and its percentage to total dredging revenue for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Foreign revenue (in US $1,000)	$6,596	$25,892	$48,619
Percent of revenue from foreign countries	1%	4%	7%

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our backlog (62% as of December 31, 2021) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our backlog from federal government contracts as of December 31, 2021, 2020, and 2019 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2021	2020	2019
Federal government backlog (in US $1,000)	$341,768	$390,345	$486,612
Percentage of backlog from federal government	62%	70%	83%

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

Loss of a single customer contract could significantly decrease revenue.

Prospective customers may be incentivized to use another dredging company other than the Company. The Company could lose future contracts for work to competitors or could be forced to accept lower margins on contracts. Lower utilization, workforce reductions or asset relocations could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

Inability to obtain secure financing or financing on favorable terms for our new vessels.

We have previously disclosed our plans to build new vessels which requires significant capital expenditures. Unforeseen issues could arise in our ability to obtain secure financing or to obtain secure financing on terms favorable to us for building such vessels.  This includes our new offshore wind vessel and other potential future vessels.  The inability to obtain favorable financing may also impact our ability to bring the new vessels into service within the timeline anticipated by the Company, which may have an adverse effect on our business, financial position and/or results of operations.

Inability to secure contracts to utilize new offshore wind vessel.

We have previously disclosed the build of our new offshore wind vessel that is in progress.  Our ability to obtain customers and/or contracts on terms favorable to the Company to utilize this new vessel for subsea rock installation for wind turbines could be impacted by unforeseen market conditions.  As the costs to build this new vessel have already been incurred, the lack of a secure customer base and favorable secure contracts could have a material adverse effect on the Company’s business, financial position and results of operations.

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

We have previously disclosed our plans to expand into the offshore wind market. Unknown changes to environmental needs and regulations and changes in the policies of the U.S. Presidential Administration could delay or halt plans to expand our new offshore wind projects, which would adversely impact our business strategy and affect the Company’s operating results, cash flows or financial condition. Our future revenues and profitability will also be impacted to some extent if we are unable to obtain favorable steel prices or unable to obtain secure financing for new offshore wind vessels and bring them into service within the timeline anticipated by the Company.

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

Fuel prices fluctuate based on market events outside of our control. We use diesel fuel and other petroleum-based products to operate our equipment used in our dredging contracts. Fluctuations in supplies relative to demand and other factors can cause unanticipated increases in their cost. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term and we may be unable to secure price increases reflecting rising costs when renewing or bidding contracts. In addition, the International Maritime Organization issued regulations regarding use of low sulfur fuel, which has increased the demand for low sulfur fuel. We use low sulfur fuel in many of our domestic operations, and future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or even a loss, on one or more contracts.

Our investing and operating costs depend significantly on the prices of new build materials, and price increases due to high nationwide inflation could adversely affect our profits.

The prices of steel and other materials to build and develop new vessels fluctuate based on market events outside of our control. Most of our contracts do not allow us to adjust our pricing for higher material costs during a contract term. When renewing contracts, we may be unable to secure price increases reflecting the rising costs of inflation.  Such future increases in the costs of steel and other materials used to build new vessels, particularly if a bid or renewal has been submitted for a contract and the costs of the required products have been estimated at amounts less than the actual costs incurred, could result in a lower profit, or even a loss, on one or more contracts.

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

As part of our strategic process, we review our operations for assets and businesses which may no longer be aligned with our strategic initiatives and long-term objectives. For example, we have divested our historical environmental & infrastructure business and historical demolition business. We continue to review our assets and strategy and may pursue additional divestitures. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated or fail to close a transaction at all. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to businesses sold, such as lawsuits, surety obligations, tax liabilities, or environmental matters. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or by another party and we may expend substantial resources trying to determine which party has responsibility for the claim. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control could affect future financial results and such claims or conditions may divert management attention from our continuing business.

During the second quarter of 2014, the Company completed the sale of its historical demolition business. In connection with the sale, the Company retained responsibility for various pre-closing liabilities and obligations and may incur costs and expenses related to these items and asset recoveries. It is possible that claims, which could be material, could be made against the Company by virtue of the agreement pursuant to which the Company’s historical demolition business was sold. In connection with the sale of our historical demolition business, we were obligated to keep in place the surety bonds on pending demolition projects for the period required under the respective contract for a project. As noted above, if there should be a default (or alleged default) triggered under any of the surety bonds for the historical demolition business, it could have a material adverse effect on our ability to obtain bonds and on our business, results of operations, cash flows or financial condition.

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

In particular, on April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around one hundred sixty barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and on June 15, 2021, the Company pleaded guilty to the misdemeanor violation alleged in the bill of information and agreed to pay a fine of $1 million. In the first quarter of 2022, the Company entered into a settlement of a civil suit arising from the same matter. The Company remains subject to potential liability for restitution in connection with this criminal matter, and has deposited the potential liability for the criminal matter of $2 million into the registry of the court.  That amount is presented as restricted cash in other noncurrent assets. As a result of the pending conviction, the government will likely initiate statutory debarment proceedings against us, which might prohibit us from bidding for, entering into or completing certain government projects. Although the Company does not know whether debarment proceedings will result in prohibitions, or the impact of any such resulting prohibitions, the Company does not expect any such proceedings or prohibitions to cause a material disruption to its business, financial condition or results of operations.

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

Depending on the nature of work required to complete the project, we may choose to subcontract a portion of the project. In our industries, the prime contractor is often responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to risks associated with the failure of one or more subcontractors to perform as anticipated. In addition, in some cases, we pay our subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay, or delay paying us for the related work, we could experience a material decrease in profitability and liquidity.

New tariffs have increased our costs and could adversely affect our business operations, revenues and profits.

In recent years, the United States has imposed Section 232 tariffs and other import taxes on certain steel and aluminum products, such as imported dredge-related machinery and pipes. These tariffs and other import taxes have increased the prices of these inputs. Increased prices for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. We cannot be sure of the ultimate effect such tariffs or any additional import taxes will have on our operating profits. If we are not able to pass these price increases on to our customers or to secure adequate alternative sources for such inputs on a timely basis, the tariffs and other import taxes may have a material adverse effect on our business operations, revenues and profits.

Our business could suffer in the event of a work stoppage by our unionized labor force.

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. Two unions represent approximately 74% of our hourly dredging employees—the IUOE Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 expire in September 2024. The Company’s master contract with Seafarers International Union expires in February 2023. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

We currently have a substantial amount of indebtedness. As of December 31, 2021, we had indebtedness of $325.0 million, consisting of our senior subordinated notes. Currently, we have no borrowings on our revolving credit facility and approximately $25.1 million of undrawn letters of credit, leaving $174.5 million of additional borrowing capacity under our revolving credit facility. These figures exclude contingent obligations, including $1.2 billion of performance bonds outstanding under the Company’s agreements with the Sureties and other bonding agreements. Our level of indebtedness could:

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

We use credit facilities to support our working capital and acquisition needs. If we exhaust our borrowing capacity under our Amended Credit Agreement, and cash flows from operations do not increase sufficiently, our ability to fund the working capital, capital expenditure and other needs of our existing operations could be constrained and our business and results of operations could be materially adversely affected.  If we experience operational difficulties or our operating results do not improve, we may need to increase our available borrowing capacity or seek amendments to the terms of our Amended Credit Agreement. Our Amended Credit Agreement is scheduled to expire on May 3, 2024. We strive to enter into new arrangements on terms that are more favorable than the terms of the Amended Credit Agreement, but we cannot guarantee that we will be able to obtain financing on commercially reasonable terms or at all, or alternatively that we will be able to secure any additional capacity or amend our Amended Credit Agreement or do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.

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

We are exposed to market risk associated with changes in foreign currency exchange rates. The primary foreign currencies to which the Company has exposure are the Euro, Korean Won and Bahraini dinar. We have unhedged foreign currency exposure related to the new inclined fall-pipe vessel for subsea rock installation build, in particular, as it relates to the procurement of steel for this build.  Our international contracts may be denominated in foreign currencies, which will result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

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

Our stockholders may not receive dividends because of restrictions in our debt agreements or Delaware law.

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

We recognize revenue on our projects using generally accepted accounting principles in the United States (“GAAP”) including guidance from Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) subsequent to year-end December 31, 2017. The majority of our work is performed on a fixed-price basis. Contract revenue is recorded over time based on estimates which we develop from information known to us at the time of recording, but which may change. The cumulative impact of revisions to estimates is reflected in the period in which these changes are experienced or become known. Given the risks associated with the variables in these types of estimates, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.

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

If we are unable to find, attract and retain skilled labor and key personnel, including governance personnel, our business, results of operations, cash flows or financial condition could be materially and adversely affected.

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes members of our board of directors, management, project managers, estimators, skilled engineers, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. If we do not succeed in retaining our current key employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time to time experienced, and may in the future experience, shortages of certain types of qualified equipment operating personnel. We have experienced, and may continue to experience, some difficulty finding skilled labor in the current labor shortage market.  The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. The occurrence of any of the foregoing could have an adverse effect on our business, results of operations, cash flows or financial condition.

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

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets have been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our business, operating results or financial condition. We test goodwill annually for impairment in the third quarter of each year, or more frequently should circumstances dictate. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or our stock price falling below our net book value per share for a sustained period could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would be required to record a non-cash charge against earnings, which, in turn, could have a material adverse effect on our business, results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns or leases the properties described below. The Company believes that its existing facilities are adequate for its operations.

The Company’s headquarters are located at 9811 Katy Freeway, Suite 1200, Houston, Texas 77024 with approximately 23,336 square feet of office space that it leases with a term expiring in 2030. As of December 31, 2021, the Company owns or leases the following additional facilities:

Location	Type of Facility	Size		Leased or Owned
Staten Island, NY	Yard	4.4	Acres	Owned
Morgan City, LA	Yard	6.4	Acres	Owned
Norfolk, VA	Yard	15.3	Acres	Owned
Norfolk, VA	Yard	16.2	Acres	Leased
Little Rock, AR	Yard	11.8	Acres	Leased
Cape Girardeau, MO	Office	726	Square feet	Owned
Cape Girardeau, MO	Storage	7,200	Square feet	Owned
Cape Girardeau, MO	Yard	18.4	Acres	Owned
Jacksonville, FL	Office	4,171	Square feet	Leased
Oakbrook Terrace, IL	Office	44,219	Square feet	Leased

Item 3.	Legal Proceedings

For additional discussion of certain litigation involving the Company, see the disclosures under “Legal proceedings and other contingencies” included within Note 12, “Commitments and contingencies,” to the Company’s consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market.

The graph below shows the cumulative total return to stockholders of the Company’s common stock during a five year period ended December 31, 2021, the last trading day of our 2021 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2016, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*

Among Great Lakes Dredge & Dock Corporation, Peer Average and NASDAQ Composite Index

$430
$380
$330
$280
$230
$180
$130
$80
$30
2016
2017
2018
2019
2020
2021
GLDD
Peer Average
COMP

* $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends. Fiscal year ended December 31,

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Great Lakes Dredge & Dock Corp	$100.00	$128.57	$157.62	$269.76	$313.57	$374.29
Peer Average (see below)	100.00	99.85	86.50	100.51	160.30	225.71
NASDAQ Composite Index	100.00	128.24	123.26	166.68	239.42	290.63

The peer group in the graph above is comprised of the following member companies:

Company	Ticker
Aegion Corporation (prior to acquistion by New Mountain Capital, LLC on May 17, 2021)	AEGN
Ameresco	AMRC
Argan, Inc.	AGX
Badger Daylighting Ltd	BADFF
Construction Partners Inc	ROAD
Hill International	HIL
IES Holdings	IESC
Infrastructure & Energy Alternatives	IEA
Limbach Holdings	LMB
Logistec Corporation	LGT
Matrix Service Company	MTRX
Mistras Group	MG
MYR Group Inc.	MYRG
NV5 Global Inc	NVEE
Orion Marine Group, Inc.	ORN
Seacor Holdings (prior to merger with U.S. Shipping Corp on August 13, 2021)	CKH
Sterling Construction Company, Inc.	STRL
Team, Inc.	TISI
Tidewater Inc.	TDW

Given the usage of this peer group for compensation purposes and the fact that each peer is a capital-intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 19, 2022, the Company had approximately 18 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Not applicable.

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

The Company’s fleet, which includes 18 dredges, 17 material transportation barges, one drillboat, and numerous other support vessels, is the largest and most diverse fleet of any U.S. dredging company. Our fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to our fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The coronavirus (“COVID-19”) pandemic has severely impacted global economic activity and many countries, including the United States and its governmental entities and private businesses, have reacted by instituting quarantines, mandating school and business closures and limiting travel at various times throughout the pandemic.

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

Our Executive Leadership team has established a COVID-19 Command Team that meets once each week to update contingency plans, as necessary, and address the challenges related to maintaining operations in this evolving economic environment. The Company’s primary focus has been the health and safety of its employees. The Company has implemented new paid leave policies and additional sanitary and safety measures to mitigate the risk of infection to employees. On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary and social distancing measures. During the first half of 2021, the Company began to experience increased project costs and delays related to COVID-19 as several vessel crews were infected despite extensive testing and isolation protocols. Vessels were required to go to shore for crew changes and the vessels had to be disinfected before returning to work. This impacted the vessels’ scheduling and availability which led to project delays. The Company is now 100% fully vaccinated against COVID-19, with few accommodations.  Direct COVID-19 related costs were approximately $9.9 million for the year with nearly the same amount for indirect COVID-19 costs for the year.  These costs decreased in the second half of the year as compared to the first half of 2021.

Mid 2021, the Company’s corporate employees began transitioning from a remote working environment to working in person with a hybrid working environment. The Company is following the protocols published by the U.S. Centers for Disease Control and Prevention, the World Health Organization and state and local governments. As the Company’s employees, customers and communities are facing significant challenges, the Company cannot predict how COVID-19 will evolve or the impact it, or actions taken to contain it, will have on future results. Due to the uncertainty that surrounds this virus, the Company will be continually evaluating safety and operational contingency plans and the potential future impact that this evolving environment has on the Company’s business, financial condition and results of operations.

In 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other legislation which contain tax incentives designed to help businesses deal with the current economic turmoil caused by the pandemic. The coronavirus relief tax acts provide emergency economic stimulus which, among other things, includes various tax provisions relating to refundable payroll tax credits, deferment of the employer side of certain payroll taxes and social security payments, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The Company elected to defer the employer side of certain payroll taxes and paid the first portion of these taxes in 2021 and will pay the remainder in 2022.

In 2020, the Company announced the relocation of its headquarters from Illinois to Houston, Texas, and the new Houston corporate office opened in the first quarter of 2021. The relocation places the Company closer to key regional customers and new markets, especially along the Gulf Coast and the Mississippi River.

The Company plans to participate in the offshore wind market, and in November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations with expected delivery of the vessel in the second half of 2024. This vessel represents a significant critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. The Company has begun bidding on select projects in the offshore wind market.

The current Presidential Administration has pushed to accelerate renewable energy developments and has set a target to install 30GW of offshore wind energy generation capacity by 2030 on the U.S. East Coast. In March 2021, the White House announced new initiatives that will advance the Presidential Administration’s goals to expand the nation’s offshore wind energy capacity in the coming decade by opening new areas of development, improving environmental permitting and increasing public financing for projects.

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

As mentioned above, the Company’s largest domestic customer is the Corps, which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is our customer. In 2021, our revenues earned from contracts with federal government agencies were approximately 78% of total revenue, mostly in line with our prior three-year average of 79%.

During the second quarter of 2019, the Company completed the sale of our historical environmental & infrastructure business.  The historical environmental & infrastructure segment has been retrospectively presented as discontinued operations and is no longer reflected in continuing operations. Refer to Note 13, “Business dispositions,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

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

•

Project execution—The Company seeks to execute all of our projects consistent with or at a higher production than our as-bid project estimates. In general, our ability to achieve our project estimates depends upon many factors including soil conditions, weather, variances from estimated project conditions, equipment mobilization time periods, unplanned equipment downtime, COVID-19 outbreaks or other events or circumstances beyond our control. If we experience any of these events and circumstances, the completion of a project will often be accelerated or delayed, as applicable, and, consequently, we will experience project results that are better or worse than our estimates. We do our best to estimate for events and circumstances that are not within our control; however, these situations are inherent in dredging.

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

In the current year, the Company elected to perform a qualitative goodwill impairment test. The Company performed its most recent annual test of impairment as of July 1, 2021 with no indication of impairment as of the test date. As of the test date, the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company has documented the qualitative considerations and determinations to support this conclusion. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2022 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2021 and 2020, our goodwill was $76.6 million.

Results of Operations—Fiscal Years Ended December 31, 2021, 2020 and 2019

The following table sets forth the components of net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation and Adjusted EBITDA from continuing operations, as defined below, as a percentage of contract revenues for the years ended December 31 2021, 2020 and 2019. The selected financial data presented below have been derived from the Company’s consolidated financial statements; items may not sum due to rounding.

	2021	2020	2019
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(80.0)	(76.7)	(78.4)
Gross profit	20.0	23.3	21.6
General and administrative expenses	(8.6)	(8.6)	(8.3)
Proceeds from loss of use claim	—	0.2	0.6
Gain (loss) on sale of assets—net	—	0.2	(0.2)
Operating income	11.4	15.1	13.7
Interest expense—net	(3.0)	(3.6)	(3.9)
Other income	0.1	0.2	—
Income from continuing operations before income taxes	8.5	11.7	9.8
Income tax provision	(1.8)	(2.8)	(2.1)
Income from continuing operations	6.7	8.9	7.7
Loss from discontinued operations, net of income taxes	—	—	(0.9)
Net income	6.7	8.9	6.8

Adjusted EBITDA from continuing operations	17.6%	20.6%	19.1%

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

	Year Ended December 31,
	2021	2020	2019
Net income	$49,432	$66,103	$49,339
Loss from discontinued operations, net of income taxes	—	—	(6,329)
Income from continuing operations	49,432	66,103	55,668
Adjusted for:
Interest expense—net	21,601	26,585	27,524
Income tax provision	13,391	20,187	15,253
Depreciation expense	43,016	38,183	37,145
Adjusted EBITDA	$127,440	$151,058	$135,590

Components of Contract Revenues

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, (in thousands):

Revenues	2021	2020	2019
Capital—U.S.	$397,034	$336,163	$299,706
Capital—foreign	6,596	25,892	48,619
Coastal protection	169,678	201,361	182,369
Maintenance	132,551	148,767	104,753
Rivers & lakes	20,290	21,418	76,071
Total revenues	$726,149	$733,601	$711,518

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total revenue was $726.1 million in 2021, a decrease of $7.5 million, or 1.0%, from 2020 total revenue of $733.6 million. The decrease in revenues from the prior year was largely attributable to decreases in coastal protection, foreign capital and maintenance revenues. This decrease was partially offset by an increase in domestic capital revenues during the current year as compared to the prior year. The Company categorizes revenue by service type to understand the market in which we operate and to assess how we are performing on bidding work or projects and are generating revenue from backlog.

Domestic capital dredging revenues increased $60.8 million, or 18.1%, to $397.0 million in 2021 when compared to 2020 revenues of $336.2 million. The increase in domestic capital dredging revenue from the prior year was primarily driven by greater revenue earned from deepening projects in Louisiana, Alabama, Massachusetts and South Carolina. This increase was partially offset by a decrease in revenue earned on projects in Florida and costal restoration projects in Louisiana and Mississippi. We earned 85% of backlog relating to our domestic capital dredging operations that had been carried forward from December 31, 2020.

Revenues from foreign dredging operations in 2021 totaled $6.6 million, a decrease of $19.3 million, or 74.5%, from 2020 revenues of $25.9 million. The decrease in foreign dredging revenue was driven by decreased revenue earned on a project in Bahrain in 2021 as compared to 2020. We earned 100% of backlog relating to our foreign dredging operations that had been carried forward from December 31, 2020.

Coastal protection revenues were $169.7 million in 2021, a decrease of $31.7 million, or 15.7%, from $201.4 million in 2020. The decrease in coastal protection revenue for the year ended December 31, 2021 was mostly attributable to a lower amount of revenue earned on projects in Virginia, South Carolina and New York and New Jersey in the current year as compared to the prior year. This decrease was partially offset by a greater amount of revenue earned on projects in Florida and North Carolina in the current year compared to the prior year. We earned 98% of backlog relating to coastal protection operations that had been carried forward from December 31, 2020.

Revenues from maintenance dredging projects in 2021 were $132.6 million, a decrease of $16.2 million, or 10.9%, from $148.8 million in 2020. The decrease in maintenance revenue during the current year was mostly attributable to lower revenue earned on projects in Maryland, Virginia, New York and New Jersey in the current year compared to the prior year.  This decrease was partially offset by greater revenue earned on projects in Louisiana and Florida in the current year. We earned 95% of backlog relating to maintenance dredging projects that had been carried forward from December 31, 2020.

Rivers & lakes revenues were $20.3 million for 2021, a decrease of $1.1 million, or 5.1%, from $21.4 million in 2020. The decrease in rivers & lakes revenue during the current year was mostly attributable to a greater amount of revenue earned during the prior year on a large flood mitigation project in Texas as a result of Hurricane Harvey, as well as a project in Nebraska, when compared to the current year. This decrease was partially offset by revenue earned on projects in Tennessee and Mississippi in the current year. We earned 100% of backlog relating to rivers & lakes operations that had been carried forward from December 31, 2020.

Gross profit for the year ended December 31, 2021 decreased by $25.9 million, or 15.1%, to $145.3 million from $171.2 million for the year ended December 31, 2020. Gross profit margin (gross profit divided by revenue) for the full year 2021 was 20.0%, lower than prior year gross profit margin of 23.3%. The lower gross profit for 2021 was mostly driven by increased costs related to COVID-19 for items such as testing, vessel cleaning, crew quarantining and replacement staffing.  In addition, we also had production impacts due to COVID-19 which are not as easy to quantify, but negatively impacted gross margin due to crew shortages, vessel dry dock delays and rescheduling of vessels on projects.

General and administrative expenses totaled $62.1 million for the year ended December 31, 2021, down from $62.8 million for the year ended December 31, 2020. The decrease was attributable to decreases in incentive pay compared to the prior year, partially offset by increases in relocation costs and technical and consulting fees of $2.0 million and $1.9 million, respectively.

Operating income was $83.4 million and $111.8 million for the years ended December 31, 2021 and 2020, respectively. The decrease in operating income during the year ended December 31, 2021 was a result of lower gross profit, partially offset by a decrease in general and administrative expenses, as described above. Additionally, there was a $1.3 million greater gain on sale of assets and $1.7 million of proceeds from loss of use claims in the prior year which contributed to the lower operating income in the current year.

The Company’s net interest expense for 2021 totaled $21.6 million compared to $26.6 million in 2020. The decrease in net interest expense was attributable to a decrease of $5.2 million in interest expense related to the more favorable interest rate with the new senior note refinancing in the current year.

Income tax provision in 2021 was $13.4 million, compared to an income tax provision of $20.2 million in 2020. The decrease in income tax provision is primarily related to lower pretax income during the current year, as described above. The effective tax rate for the year ended December 31, 2021 was 21.3%, below the effective tax rate of 23.4% for the same period of 2020. The lower effective tax rate in the current year was due to a one-time benefit associated with a stock compensation deduction in the current year and an adjustment of tax basis used during the preparation of our prior year provision.

For the year ended December 31, 2021, net income was $49.4 million compared to net income of $66.1 million for the year ended December 31, 2020. The decrease in net income of $16.7 million, down 25.3% from 2020, was driven by the decrease to gross profit, as described above.  Additionally, there was a $1.3 million greater gain on sale of assets in the prior year and $1.7 million in proceeds from loss of use claims in the prior year that contributed to greater net income in the prior year. The decrease was partially offset by a $6.8 million decrease in the income tax provision, a $5.2 million decrease in net interest expense related to the more favorable senior note interest rates and a $0.7 million decrease to general and administrative expenses during the current year when compared to the prior year.

Adjusted EBITDA (as defined and reconciled on page 40) was $127.4 million and $151.1 million for the years ended December 31, 2021 and 2020, respectively. The decrease in Adjusted EBITDA of $23.7 million, down 15.7% from 2020 was attributable to lower gross profit, excluding depreciation, partially offset by a decrease in general and administrative expenses.  Additionally, there was a $1.3 million greater gain on sale of assets in the prior year and $1.7 million in proceeds from loss of use claims in the prior year that contributed to higher Adjusted EBITDA in the prior year.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For a discussion comparing our consolidated operating results from the year ended December 31, 2020 with the year ended December 31, 2019, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Commission on February 24, 2021.

Bidding Activity and Backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated (in thousands):

	December 31,	December 31,	December 31,
Backlog	2021	2020	2019
Capital - U.S.	$398,748	$320,920	$347,377
Capital - foreign	—	6,865	30,571
Coastal protection	99,048	97,986	141,039
Maintenance	50,966	125,090	60,891
Rivers & lakes	2,826	8,515	9,528
Total Backlog	$551,588	$559,376	$589,406

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 62% of our December 31, 2021 backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

Approximately 88% of the Company’s backlog at December 31, 2021 is expected to be completed and converted to revenue in 2022.

The 2021 domestic dredging bid market totaled $1.82 billion, an increase of $26 million, or 1.5%, compared to the 2020 bid market total of $1.79 billion. Total domestic dredging bid market for the current year period included awards for Thimble Shoal, Portsmouth, Houston deepening and additional phase of the Boston Harbor, Mobile Deepening and Corpus Christi deepening projects. It also included awards for multiple coastal restoration projects which includes three projects in Florida, two in New Jersey and North Carolina, and one in New York. Additionally, the 2021 bid market included awards for maintenance work on the Jacksonville Harbor, Memphis, Mississippi River and South Atlantic region. There were increases in domestic capital and Costal Protection projects let to bid in the current period and decreases in maintenance and rivers and lakes projects. The Company won 40% of the overall 2021 domestic bid market, up from a 39% win rate of the overall 2020 domestic bid market. Variability in contract wins from period to period is not unusual. We believe trends in our win rate over the prior three-year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2021 contracted backlog was $551.6 million. This represents a decrease of $7.8 million, or 1.4%, over our December 31, 2020 backlog of $559.4 million. Backlog at the end of 2021 does not reflect approximately $567.3 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog, including two large LNG projects. At December 31, 2020, the amount of domestic low bids pending award was $472.3 million.

The Company won 64%, or $457.7 million, of the domestic capital dredging projects awarded in 2021, compared to 49%, or $308.7 million, in the prior year. During 2021, the Company was awarded third phase of the Boston Harbor deepening project for

$61.8 million, the additional phase of the Corpus Christi deepening project for $139 million, a third phase of Mobile deepening project for $53.9 million, the Thimble Shoal deepening and renourishment project for $38.4 million, the Portsmouth capital project for $25.6 million and Houston deepening for $92.5 million. Domestic capital dredging work made up $398.7 million, or 72%, of our December 31, 2021 contracted backlog. During 2021, the Company continued to earn revenue on deepening projects in Charleston, Jacksonville, the Gulf Coast region, two coastal restoration projects in Louisiana and a liquefied natural gas project in Louisiana, which were in backlog at December 31, 2020. We expect 86% of our domestic capital backlog at December 31, 2021 to be performed in 2022, with the remainder to be performed in 2023. Government funded projects coming into the pipeline include new deepenings for ports in Houston, the Norfolk Harbor Deepening and Freeport Reaches in the Gulf Region. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Foreign capital dredging backlog decreased to $0 at December 31, 2021 from $6.9 million at the end of 2020. As expected, all of our foreign capital backlog at December 31, 2020 was performed in 2021 with no future foreign projects in the pipeline.

The Company won 58%, or $195.9 million, of the coastal protection projects awarded in 2021, compared to 65%, or $152.3 million, in the prior year. During 2021, the Company was awarded three coastal protection projects of $28.5 million, $15.6 million and $11.3 million in Florida, two coastal protection projects in New Jersey for $12.1 million and $26.6 million, and one in New York and North Carolina for $47.5 million and $17.1, respectively. We have contracted backlog related to coastal protection of $99.0 million at December 31, 2021 compared to $98.0 million at the end of 2020. During the year ended December 31, 2021, the Company continued to earn revenue on coastal protection projects in North Carolina, Florida. New Jersey and Louisiana which were in backlog at December 31, 2020. We expect approximately all of our coastal protection backlog at December 31, 2021 to be performed in 2022. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael. During September 2021, a supplemental bill was passed that included approximately $5.7 billion for emergency funding as a result of Hurricane Ida impacts. Additionally, in 2021, the U.S. Senate passed the $1.2 trillion infrastructure bill where the Corps will be granted $11.6 billion in funding to improve the nation’s resilience to the effects of climate change.

The Company won 8%, or $57.4 million, of the maintenance dredging projects awarded in 2021 compared to 27%, or $199.7 million, in 2020. During 2021 the Company was awarded a maintenance project of $24.3 million in the Louisiana, a $3.3 million project in Florida and a $25.7 million project in the South Atlantic Regional Harbor. During the year ended December 31, 2021, the Company continued to earn revenue on projects in Louisiana, North Carolina, Florida and Texas which were in backlog at December 31, 2020. Our contracted maintenance dredging backlog at December 31, 2021 of $51.0 million is $74.1 million lower than the backlog of $125.1 million at December 31, 2020. We expect 88% of our maintenance dredging backlog at December 31, 2021 to be performed in 2022. Past Water Resources Development Act (“WRDA”) bills called for full use of the Harbor Maintenance Trust Fund (“HMTF”) for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. The 2020 Water Resources Development Act (WRDA) legislation was included in the Consolidated Appropriations Act 2021 signed into law on December 27, 2020.  This continues the trend of WRDA legislation in each session of Congress since 2014.  The legislation provides access to the $9.3 billion in unspent HMTF tax collections, establishes a funds distribution process for HMTF funding and approves projects to proceed to construction.  Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

The Company won 31%, or $24.0 million, of the rivers & lakes projects in the markets where the group operates during the current year, compared to 17%, or $32.1 million, in 2020. During the current year, the Company was awarded one rivers & lakes project in Tennessee and one project in Louisiana. For the year ended December 31, 2021, we continued to earn revenue on a project in Kansas, Texas and Mississippi which was in backlog at December 31, 2020. We have contracted dredging backlog related to rivers & lakes of $2.8 million at December 31, 2021, which is $5.7 million lower than the backlog of $8.5 million at December 31, 2020. We expect approximately all of our rivers & lakes backlog at December 31, 2021 to be performed in 2022.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities, availability under our revolving credit facility and proceeds from issuances of long-term debt. See Note 6, “Long-term debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. Our principal uses of cash are to meet debt service requirements, finance capital expenditures, and provide working capital and other general corporate purposes.

The Company’s net cash provided by operating activities of continuing operations for the years ended December 31, 2021, 2020 and 2019 totaled $49.0 million, $78.9 million and $201.8 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities of continuing operations during 2021 compared to the same period in the prior year was driven by a decrease in net income and an increase in working capital primarily due to an increase in receivables during the current year when compared to the same period in the prior year. This decrease was partially offset by a decrease in the non-cash deferred income taxes recorded in net income in the current year when compared to the prior year period. Cash provided by operating activities for the year ended December 31, 2020 was down compared to 2019 due to higher working capital components during 2020.

The Company’s net cash flows used in investing activities of continuing operations for the years ended December 31, 2021, 2020 and 2019 totaled $112.2 million, $43.2 million and $43.8 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of our dredging fleet. The Company is currently building a 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first quarter of 2023. In November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new U.S. offshore wind industry.  In July 2021, the Company announced a contract to build two multifunctional all-purpose vessels (“multicats”).  During the twelve months ended December 31, 2021, the Company has invested $65.5 million towards these new vessels along with smaller scow vessels. In addition, the Company spent $16.4 million to acquire two dredges that had previously been leased.  In 2021, 2020 and 2019, we received $4.5 million, $4.5 million and $5.6 million, respectively, in proceeds from dispositions of property and equipment.

The Company’s net cash flows used in financing activities of continuing operations for the years ended December 31, 2021, 2020 and 2019 totaled $5.9 million, $6.3 million and $14.1 million, respectively. On August 4, 2020, the Company announced that its board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $75.0 million of its common stock from time to time through July 31, 2021.  The decrease in cash used in financing activities primarily relates to the absence of stock repurchases being made in 2021 and a decrease in taxes paid on settlement of vested shares awards partially offset by an increase in $4.4 million of deferred financing fees paid related to the new $325 million of unsecured 5.25% Senior Notes (the “2029 Notes”). Of the previously announced $75.0 million share repurchase program, the Company repurchased $3.9 million of common stock during 2020 and none during the period ended December 31, 2021.

The Company maintains a favorable cash on hand position and revolver availability and as a result is well positioned for changes in the current economic environment. To date, the Company has had various operational or financial impacts as a result of the ongoing COVID-19 pandemic and will continue to assess the potential economic impact that the virus and actions taken to contain it could have on the Company’s operations and liquidity.

Commitments, contingencies and liquidity matters

Refer to Note 6, “Long-term debt,” in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s Amended Credit Agreement and Senior Notes. Additionally, refer to Note 12, “Commitments and contingencies,” in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

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

Contractual Obligations

Additional information related to contractual obligations can be found within this Item 7 in our “Liquidity and Capital Resources” section and also in Note 6, “Long-term debt,” and Note 12, “Commitments and contingencies,” to our consolidated financial statements.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to contract guarantees and insurance payment liabilities totaling $25.1 million at December 31, 2021. We have granted liens on a substantial portion of the owned operating equipment as security for borrowings under the Amended Credit Agreement and other indebtedness.

At December 31, 2021, the Company had outstanding performance bonds with a notional amount of $1,164.8 million of which $17.4 million relates to projects from our historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects in continuing operations totaled $551.6 million.

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

The Company considers it unlikely that it would have to perform under any of its contingent obligations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In May 2021, the Company sold $325 million of unsecured 5.25% Senior Notes due June 1, 2029 pursuant to a private offering. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325 million aggregate principal amount of its prior outstanding 8% Notes. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. At December 31, 2021, the Company had long-term senior notes outstanding with a recorded face value of $325.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 5.25%, was $334.8 million at December 31, 2021 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2021 the fair value of this fixed rate debt would have increased to $345.0 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 8% of our costs of contract revenues. We use fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. We do not purchase fuel hedges for trading purposes. Based on our 2022 projected domestic fuel consumption, an approximate 10% increase in the average price per gallon of fuel would have a $0.6 million effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2021. At December 31, 2021 we had outstanding arrangements to hedge the price of a portion of our fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements through December 2022. As of December 31, 2021, there were 10.2 million gallons remaining on these contracts. Under these agreements, we will pay fixed prices ranging from $1.25 to $2.46 per gallon. At December 31, 2021, the fair value asset on these contracts was $0.6 million, based on quoted market prices and is recorded in other current assets. A 10% change in forward fuel prices would result in a $2.5 million change in the fair value of fuel hedges outstanding at December 31, 2021.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 23, 2022, are set forth on pages 48 to 73 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2021. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 23, 2022

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. “Business—Information about our Executive Officers” in this Annual Report on Form 10-K.

Code of Ethics

The Company has adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. The Company’s code of ethics can be found on our website at www.gldd.com. We will post on our website any amendments to or waivers of the code of business conduct and ethics for executive officers or directors, in accordance with applicable laws and regulations.

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Corporate Governance,” “Security Ownership of Certain Beneficial Owners and Management” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables,” “Compensation Discussion and Analysis,” “Corporate Governance” and “CEO Pay Ratio” in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Corporate Governance” and “Potential Payments Upon Termination or Change of Control” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are set forth on pages 48 to 73 of this Report and are incorporated by reference in Item 8 of this Report.

2. Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 74, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, statements of equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Estimated Costs at Completion— Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

During 2021, the Company’s contract revenues were $726.1 million, all of which represented revenue recognized over time as work progressed on individual contracts. The Company recognizes revenue on its contracts utilizing the cost-to-cost method for determining progress toward completion of each contract. Revenue is recognized using contract fulfillment costs incurred to date compared to total estimated fulfillment costs at completion. Daily costs and project duration are significant factors in management’s estimate of fulfillment costs at completion.

We identified estimated contract fulfillment costs at completion used in revenue recognition as a critical audit matter because of the judgments inherent in management’s estimates related to contracts that were in progress at December 31, 2021. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures on the total estimated contract fulfillment costs which underlie management’s determination of revenue on contracts in progress.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to contract fulfillment costs incurred to date and management’s estimates of the total costs at completion for contracts in progress included the following, among others:

•      We tested the effectiveness of internal controls over revenue recognition, including management’s internal controls over contract fulfillment costs incurred to date and estimated total costs at completion.

•     We selected a sample of contracts with customers and we performed the following:

•     Tested management’s process of determining the estimated cost to complete the contract and evaluated management’s ability to achieve the estimates of total cost by obtaining relevant support and inquiring with the Company’s project managers and engineers, comparing the estimates to management’s work plans, and comparing expected profit margins to those achieved on similar contracts to determine whether the estimates were within an acceptable range.

•      For certain contracts, we performed in-person or virtual site visits and held meetings with the project site managers to discuss the contract activities. We utilized global positioning system tracking technology to validate equipment deployed on-site for site visits held virtually.

•      We evaluated management’s ability to accurately estimate contract fulfillment costs at completion by performing a hindsight analysis using historical contracts and comparing the margin at contract inception compared to margin at contract completion.

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

February 23, 2022

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2021 and 2020

(in thousands, except per share amounts)

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,459	$216,510
Accounts receivable—net	82,953	38,990
Contract revenues in excess of billings	39,844	32,106
Inventories	30,760	34,689
Prepaid expenses	2,017	3,091
Other current assets	26,399	37,307
Total current assets	327,432	362,693

PROPERTY AND EQUIPMENT—Net	455,102	383,042
OPERATING LEASE ASSETS	62,233	65,188
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	65,049	58,413
OTHER	11,278	12,112
TOTAL	$997,670	$958,024

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,566	$71,308
Accrued expenses	37,626	52,899
Operating lease liabilities	16,729	19,472
Billings in excess of contract revenues	14,814	32,608
Total current liabilities	154,735	176,287

LONG-TERM DEBT	320,971	323,735
OPERATING LEASE LIABILITIES—Noncurrent	45,986	45,879
DEFERRED INCOME TAXES	68,497	56,466
OTHER	8,484	8,989
Total liabilities	598,673	611,356

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 65,746 and 65,023 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	6	6
Additional paid-in capital	308,482	304,757
Accumulated retained earnings	90,369	40,937
Accumulated other comprehensive income	140	968
Total equity	398,997	346,668
TOTAL	$997,670	$958,024

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands, except per share amounts)

	2021	2020	2019

CONTRACT REVENUES	$726,149	$733,601	$711,518
COSTS OF CONTRACT REVENUES	580,879	562,373	557,761
GROSS PROFIT	145,270	171,228	153,757

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	62,134	62,757	59,110
PROCEEDS FROM LOSS OF USE CLAIM	—	(1,723)	(4,619)
(GAIN) LOSS ON SALE OF ASSETS—Net	(294)	(1,571)	1,138
Total operating income	83,430	111,765	98,128

OTHER EXPENSE:
Interest expense—net	(21,601)	(26,585)	(27,524)
Other income	994	1,110	317
Total other expense	(20,607)	(25,475)	(27,207)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	62,823	86,290	70,921
INCOME TAX PROVISION	(13,391)	(20,187)	(15,253)

INCOME FROM CONTINUING OPERATIONS	49,432	66,103	55,668
Loss from discontinued operations, net of income taxes	—	—	(6,329)

NET INCOME	$49,432	66,103	49,339

Basic earnings per share attributable to income from continuing operations	$0.75	$1.02	$0.88
Basic loss per share attributable to loss on discontinued operations, net of income taxes	—	—	(0.10)
Basic earnings per share	$0.75	$1.02	$0.78
Basic weighted average shares	65,587	64,743	63,597

Diluted earnings per share attributable to income from continuing operations	$0.75	$1.00	$0.86
Diluted loss per share attributable to loss on discontinued operations, net of income taxes	—	—	(0.10)
Diluted earnings per share	$0.75	$1.00	$0.76
Diluted weighted average shares	66,301	65,872	65,042

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

	2021	2020	2019
Net income	$49,432	$66,103	$49,339
Net change in cash flow derivative hedges—net of tax (1)	(828)	673	4,104
Comprehensive income	$48,604	$66,776	$53,443

(1)	Net of income tax (provision) benefit of $280, $217 and $(421) for the years ended December 31, 2021, 2020 and 2019, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders

							Accumulated
	Shares of		Shares of		Additional	Accumulated	Other
	Common	Common	Treasury	Treasury	Paid-In	Retained Earnings	Comprehensive
	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income (Loss)	Total
BALANCE—January 1, 2019	62,830	$6	(278)	$(1,433)	$295,135	$(74,971)	$(3,809)	$214,928

Cumulative effect of recent accounting pronouncements	—	—	—	—	—	2,802	—	2,802
Share-based compensation	73	—	—	—	8,395	—	—	8,395
Vesting of restricted stock units, including impact of shares withheld for taxes	873	—	—	—	(5,008)	—	—	(5,008)
Exercise of stock options and purchases from employee stock purchase plan	785	—	—	—	4,839	—	—	4,839
Cancellation of treasury stock	(278)	—	278	1,433	(1,172)	(261)	—	—
Net income	—	—	—	—	—	49,339	—	49,339
Other comprehensive income—net of tax	—	—	—	—	—	—	4,104	4,104
BALANCE—December 31, 2019	64,283	$6	—	$—	$302,189	$(23,091)	$295	$279,399

Share-based compensation	94	—	—	—	6,754	—	—	6,754
Vesting of restricted stock units, including impact of shares withheld for taxes	741	—	—	—	(4,748)	—	—	(4,748)
Exercise of stock options and purchases from employee stock purchase plan	331	—	—	—	2,360	—	—	2,360
Repurchase of common stock	(426)	—	—	—	(1,798)	(2,075)	—	(3,873)
Net income	—	—	—	—	—	66,103	—	66,103
Other comprehensive income—net of tax	—	—	—	—	—	—	673	673
BALANCE—December 31, 2020	65,023	$6	—	$—	$304,757	$40,937	$968	$346,668

Share-based compensation	35	—	—	—	5,188	—	—	5,188
Vesting of restricted stock units, including impact of shares withheld for taxes	431	—	—	—	(3,785)	—	—	(3,785)
Exercise of stock options and purchases from employee stock purchase plan	257	—	—	—	2,322	—	—	2,322
Net income	—	—	—	—	—	49,432	—	49,432
Other comprehensive loss—net of tax	—	—	—	—	—	—	(828)	(828)
BALANCE—December 31, 2021	65,746	$6	—	$—	$308,482	$90,369	$140	$398,997

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$49,432	$66,103	$49,339
Loss from discontinued operations, net of income taxes	—	—	(6,329)
Income from continuing operations	49,432	66,103	55,668
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation expense	43,016	38,183	37,145
Deferred income taxes	12,311	20,508	15,134
(Gain) loss on dispositions of property and equipment	(294)	(1,571)	1,138
Amortization of deferred financing fees	2,349	1,611	2,746
Share-based compensation expense	5,188	6,754	6,908
Changes in assets and liabilities:
Accounts receivable	(43,963)	(19,205)	44,994
Contract revenues in excess of billings	(7,738)	(9,546)	(4,607)
Inventories	(2,706)	(2,383)	(1,939)
Prepaid expenses and other current assets	10,873	1,466	(8,539)
Accounts payable and accrued expenses	(698)	(3,328)	12,546
Billings in excess of contract revenues	(17,794)	(22,658)	37,473
Other noncurrent assets and liabilities	(969)	3,013	3,120
Net cash flows provided by operating activities of continuing operations	49,007	78,947	201,787
Net cash flows used in operating activities of discontinued operations	—	—	(9,238)
Cash provided by operating activities	49,007	78,947	192,549

INVESTING ACTIVITIES:
Purchases of property and equipment	(116,658)	(47,621)	(49,412)
Proceeds from dispositions of property and equipment	4,459	4,450	5,592
Net cash flows used in investing activities of continuing operations	(112,199)	(43,171)	(43,820)
Net cash flows provided by investing activities of discontinued operations	—	—	18,056
Cash used in investing activities	(112,199)	(43,171)	(25,764)

	2021	2020	2019
FINANCING ACTIVITIES:
Repayments of debt	(325,000)	—	—
Proceeds from issuance of debt	325,000	—	—
Deferred financing fees	(4,395)	—	(2,388)
Taxes paid on settlement of vested share awards	(3,785)	(4,748)	(5,008)
Exercise of stock options and purchases from employee stock plans	2,321	2,360	4,839
Repurchase of common stock	-	(3,873)	—
Repayments of revolving loans	—	-	(11,500)
Net cash flows used in financing activities of continuing operations	(5,859)	(6,261)	(14,057)
Net cash flows used in financing activities of discontinued operations	—	-	(191)
Cash used in financing activities	(5,859)	(6,261)	(14,248)
Net (decrease) increase in cash, cash equivalents and restricted cash	(69,051)	29,515	152,537
Cash, cash equivalents and restricted cash at beginning of period	216,510	186,995	34,458
Cash, cash equivalents and restricted cash at end of period	$147,459	$216,510	$186,995

Cash and cash equivalents	$145,459	$216,510	$186,995
Restricted cash included in other long-term assets	2,000	—	—
Cash, cash equivalents and restricted cash at end of period	$147,459	$216,510	$186,995

Supplemental Cash Flow Information
Cash paid for interest	$22,919	$26,430	$24,942
Cash paid for income taxes	$637	$392	$366

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$7,010	$6,693	$6,473

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2021 AND 2020 AND FOR THE

YEARS ENDED December 31, 2021, 2020 AND 2019

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

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit of which the Company tests goodwill for impairment. In the current year, the Company elected to perform a qualitative goodwill impairment test in accordance with ASC 350-20. The Company performed its most recent annual test of impairment as of July 1, 2021 with no indication of impairment as of the test date. As of the test date, the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.  The Company has documented the qualitative considerations and determinations to support this conclusion. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2022 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. No triggering events were identified in 2021 or 2020. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

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

Recent Accounting Pronouncements—In January 2021, the Financial Accounting Standards Board (“FASB”) amended ASU No. 2020-04 (“ASU 2020-04”) into ASU No. 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting and other transactions to simplify the accounting for transitioning from the London Interbank Offered Rate (“LIBOR”), and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this update was effective upon its issuance; if elected, it is to be applied prospectively through December 31, 2022. The Company is currently evaluating the effect the potential adoption of this ASU will have on the Company’s consolidated financial statements.

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

The computations for basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 are as follows:

(shares in thousands)
	2021	2020	2019
Income from continuing operations	$49,432	$66,103	$55,668
Loss on discontinued operations, net of income taxes	—	—	(6,329)
Net income	$49,432	$66,103	$49,339

Weighted-average common shares outstanding — basic	65,587	64,743	63,597
Effect of stock options and restricted stock units	714	1,129	1,445

Weighted-average common shares outstanding — diluted	66,301	65,872	65,042

Earnings per share from continuing operations — basic	$0.75	$1.02	$0.88
Earnings per share from continuing operations — diluted	$0.75	$1.00	$0.86

For the years ended December 31, 2021, 2020 and 2019, 1 thousand, 1 thousand and 16 thousand, respectively, non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and 2020 are as follows:

	2021	2020
Land	$9,992	$9,992
Buildings and improvements	1,315	1,315
Furniture and fixtures	18,568	17,251
Operating equipment	869,953	762,350

Total property and equipment	899,828	790,908

Accumulated depreciation	(444,726)	(407,866)

Property and equipment — net	$455,102	$383,042

Operating equipment of $2,900 was classified as held for sale, excluded from property and equipment, as of December 31, 2020.

Depreciation expense was $43,016, $38,183 and $37,145, for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Lease costs

The Company’s lease costs are recorded in costs of contract revenues and general and administrative expenses. For the years ended December 31, 2021,2020 and 2019, respectively, lease costs are as follows:

	2021	2020	2019
Operating lease costs	$24,427	$24,602	$27,259
Short-term lease costs	95,957	87,534	70,382
Total lease cost	$120,384	$112,136	$97,641

Lease terms and commitments

As recorded on the balance sheet, the Company’s maturity analysis of its operating lease liabilities as of December 31, 2021 is as follows:

2022	$18,982
2023	17,090
2024	14,320
2025	7,984
2026	4,664
Thereafter	6,181
Minimum lease payments	69,221
Imputed interest	6,506
Present value of minimum operating lease payments	$62,715

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Additional information related to the Company’s leases as of December 31, 2021 and 2020, respectively, is as follows:

	2021	2020	2019
Weighted average remaining lease term	4.4 years	4.1 years	4.2 years
Weighted average discount rate	5.1%	6.2%	6.7%

Supplemental information related to leases during the year ended December 31, 2021 and 2020, respectively, is as follows:

	2021	2020	2019
Operating cash flows from operating leases	$(22,591)	$(25,064)	$(27,235)
Operating lease liabilities arising from obtaining new operating lease assets	$24,191	$22,746	$13,149

5. ACCRUED EXPENSES

Accrued expenses at December 31, 2021 and 2020 were as follows:

	2021	2020
Payroll and employee benefits	$13,533	$21,675
Insurance	12,821	14,754
Other	6,427	8,530
Income and other taxes	2,941	2,164
Interest	1,460	3,285
Contract reserves	444	2,491
Total accrued expenses	$37,626	$52,899

6. LONG-TERM DEBT

Long-term debt at December 31, 2021 and 2020 were as follows:

	2021	2020
Revolving credit facility	$—	$—
2029 Notes	320,971	—
8% Notes	—	323,735
Total	$320,971	$323,735

Credit agreement

On May 3, 2019, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Dredge & Dock Environmental, Inc., Great Lakes Environmental & Infrastructure Solutions, LLC, Great Lakes U.S. Fleet Management, LLC, and Drews Services LLC (collectively, the “Credit Parties”) entered into an amended and restated revolving credit and security agreement (as amended, supplemented or otherwise modified from time to time, the “Amended Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Suntrust Robinson Humphrey, Inc. and Bank of America, N.A., as Joint Lead Arrangers and Joint Bookrunners, and HSBC USA, N.A., as Documentation Agent. The Amended Credit Agreement amends and restates the prior Revolving Credit and Security Agreement dated as of December 30, 2016 (as amended, the “Prior Credit Agreement”) by and among the financial institutions from time to time party thereto as lenders, the Agent and the Credit Parties party thereto, such that the terms and conditions of the Prior Credit Agreement have been subsumed and replaced in their entirety by the terms and conditions of the Amended Credit Agreement, including the amount available under the revolving credit facility. The Amended Credit Agreement matures on May 3, 2024. The terms of the Amended Credit Agreement are summarized below.

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

The Company had no borrowings on the revolver, $25,127 and $36,407 of letters of credit outstanding and $174,546 and $163,231 of availability under the Amended Credit Agreement as of December 31, 2021 and 2020, respectively. The availability under the Amended Credit Agreement is suppressed by $327 and $362 as of December 31, 2021 and 2020, respectively, as a result of certain limitations set forth in the Amended Credit Agreement.

Senior notes and subsidiary guarantors

In May 2021 the Company sold $325,000 of unsecured 5.25% Senior Notes (the “2029 Notes”) pursuant to a private offering. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325,000 aggregate principal amount of its outstanding 8.000% Senior Notes due 2022 (the “8% Notes”).  Approximately $1,000 of deferred financing fees related to the 8% Notes were extinguished and are presented within year-to-date net interest expense in the Statement of Operations.

The Company’s obligations under these 2029 Notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.

Other

The scheduled principal payments through the maturity date of the Company’s long-term debt at December 31, 2021, are as follows:

Years Ending December 31,
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	325,000
Total	$325,000

The Company incurred amortization of deferred financing fees for its long-term debt of $1,382, $1,611 and $2,231 for each of the years ended December 31, 2021, 2020 and 2019. Such amortization is recorded as a component of net interest expense.

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

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$630	$—	$630	$—

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fuel hedge contracts	$1,739	$—	$1,739	$—

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

As of December 31, 2021, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2022. As of December 31, 2021, there were 10.2 million gallons remaining on these contracts which represent approximately 80% of the Company’s forecasted domestic fuel purchases through December 2022. Under these swap agreements, the Company will pay fixed prices ranging from $1.25 to $2.46 per gallon.

At December 31, 2021 and 2020, the fair value asset of the fuel hedge contracts were estimated to be $630 and $1,739, respectively, and are recorded in other current assets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2021 were $6,481. The remaining gains and losses included in the accumulated other comprehensive income at December 31, 2021 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as costs of contract revenues in the Statement of Operations.  The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of December 31, 2021 and 2020 is as follows:

	Balance Sheet Location	Fair Value at December 31,
		2021	2020
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Other current assets	$630	$1,739

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

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	2021	2020	2019
Cumulative translation adjustments—net of tax	$—	$—	$—
Derivatives:
Reclassification of derivative (gains) losses to earnings—net of tax	(6,481)	5,825	1,458
Change in fair value of derivatives—net of tax	5,653	(5,152)	2,646
Net unrealized (gain) loss on derivatives—net of tax	(828)	673	4,104
Total other comprehensive income (loss)	$(828)	$673	$4,104

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statement of Operations Location	2021	2020	2019
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(8,670)	$7,703	$1,975
	Income tax (provision) benefit	(2,189)	1,878	517
		$(6,481)	$5,825	$1,458

 Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of the senior revolving credit agreement approximates fair value. In May 2021, the Company sold $325,000 of the 2029 Notes pursuant to a private offering, which were outstanding at December 31, 2021 (See Note 6, Long-Term Debt). The 2029 Notes were priced to investors at par and will mature on June 1, 2029.   The 2029 Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 2029 Notes. The fair value of the 2029 Notes was $334,750 at December 31, 2021, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

8. INCOME TAXES

The Company’s income tax provision (benefit) from continuing and discontinued operations for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Income tax provision from continuing operations	$13,391	$20,187	$15,253
Income tax benefit from discontinued operations	—	—	(4,556)
Income tax provision	$13,391	$20,187	$10,697

The Company’s income (loss) from continuing operations before income tax from domestic and foreign continuing operations for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Domestic operations	$65,708	94,826	$89,344
Foreign operations	(2,885)	(8,536)	(18,423)
Total income from continuing operations before income tax	$62,823	$86,290	$70,921

The provision for income taxes from continuing operations as of December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Federal:
Current	$—	$—	$—
Deferred	11,020	17,464	14,052
State:
Current	1,080	128	212
Deferred	1,291	3,023	989
Foreign:
Current	—	(428)	—
Deferred	—	—	—
Total	$13,391	$20,187	$15,253

The Company’s income tax provision from continuing operations reconciles to the provision at the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019, as follows:

	2021	2020	2019
Tax provision at statutory U.S. federal income tax rate	$13,193	$18,121	$14,893
State income tax — net of federal income tax benefit	2,144	3,124	3,049
Adjustment to deferred tax depreciation	(1,414)	—	—
Change in deferred state tax rate	—	—	(1,835)
Stock based compensation	(1,318)	(1,212)	(1,266)
Nondeductible officer compensation	1,195	1,212	1,021
Research and development tax credits	(642)	(674)	(452)
Changes in unrecognized tax benefits	—	—	(56)
Changes in valuation allowance	—	—	(3)
Other	233	(384)	(98)
Income tax provision	$13,391	$20,187	$15,253

At December 31, 2021 and 2020, the Company had loss carryforwards for federal income tax purposes of $55,554 and $92,328 respectively, which expire in 2037.

At December 31, 2021 and 2020, the Company had gross net operating loss carryforwards for state income tax purposes totaling $157,245 and $170,738, respectively, which expire between 2023 and 2039. The Company has established a valuation allowance that was $1,623 and $1,628 as of December 31, 2021 and 2020, respectively. The Company believes that the remaining net operating losses, net of the valuation allowance, will be fully utilized in future periods.

The Company also has foreign gross net operating loss carryforwards of approximately $2,469 and $2,414 as of December 31, 2021 and 2020, of which expire between 2022 and 2028. At December 31, 2021 and 2020, a full valuation allowance has been established for the deferred tax asset of $864 and $845 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months. Below is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period.

	2021	2020	2019
Unrecognized tax benefits — January 1	$—	$—	$157
Gross increases — tax positions in prior period	—	—	—
Gross increases — current period tax positions	—	—	—
Gross decreases — expirations	—	—	—
Gross decreases — tax positions in prior period	—	—	(157)
Unrecognized tax benefits — December 31,	$—	$—	$—

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021,  2020 and 2019 the Company had no interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2018 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2017. In foreign jurisdictions in which the Company operates, years prior to 2016 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Operating lease assets	$15,835	$16,501
Accrued liabilities	7,130	8,212
Federal NOLs	11,666	19,389
Foreign NOLs	864	845
State NOLs	6,682	7,256
Tax credit carryforwards	3,892	3,250
Valuation allowance	(2,487)	(2,473)
Total deferred tax assets	43,582	52,980

Deferred tax liabilities:
Depreciation and amortization	(96,207)	(92,547)
Operating lease liabilities	(15,713)	(16,460)
Other liabilities	(159)	(439)
Total deferred tax liabilities	(112,079)	(109,446)
Net noncurrent deferred tax liabilities	$(68,497)	$(56,466)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company evaluates its ability to realize deferred tax assets by considering all available positive and negative evidence. This evidence includes its cumulative earnings or losses in recent years. The Company further considers the impact on these cumulative earnings or losses of discontinued operations and other divested operations and joint ventures, restructuring charges and other nonrecurring adjustments that are not indicative of its ability to generate taxable income in future periods. The Company also considers sources of taxable income, such as the amount and timing of realization of its deferred tax liabilities relative to the timing of expiration of loss carryforwards. When it is estimated to be more likely than not that all or some portion of deferred tax assets will not be realized, the Company establishes a valuation allowance for the amount of such deferred tax assets considered to be unrealizable. After evaluating the positive and negative evidence for future realization of deferred tax assets, the Company recorded valuation allowances for foreign net operating loss carryforwards and certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2021 and 2020 as it was more likely than not that the balance of these tax items would not be realized. By contrast, after evaluating the positive and negative evidence, the Company concluded that it was more likely than not that the deferred federal income tax asset and remaining state net operating loss carryforwards recorded at December 31, 2021 and 2020 would ultimately be realized and determined that no valuation allowance was required.

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

Compensation cost charged to expense related to share-based compensation arrangements was $5,188, $6,754 and $6,908, for the years ended December 31, 2021, 2020 and 2019, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. The volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2021, 2020 and 2019. The aggregate intrinsic value of stock options represents the difference between market value on the date of exercise and the option price.  The aggregate intrinsic value of stock options exercised during 2021, 2020 and 2019 was $1,351, $779 and $2,534, respectively.

A summary of stock option activity under the Incentive Plan as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2021	278	$7.02
Granted	—	—
Exercised	(173)	6.73
Forfeited or Expired	—	—
Outstanding as of December 31, 2021	105	$7.50	1.9	$860

Vested at December 31, 2021	105	$7.50	1.9	$860

Restricted stock units

RSUs primarily vest in equal portions over the three year vesting period. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2021	1,407	$8.00
Granted	327	14.66
Vested	(653)	7.00
Forfeited	(34)	7.69
Outstanding as of December 31, 2021	1,047	$10.57

Expected to vest at December 31, 2021	846	$10.55

As of December 31, 2021, there was $3,959 of total unrecognized compensation cost related to non-vested RSUs granted under the Incentive Plan. That cost for non-vested RSUs is expected to be recognized over a weighted-average period of 1.8 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $4,250 and $4,748 for the years ended December 31, 2021 and 2020, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on its Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $155, payable quarterly in arrears, and is generally paid 50% in cash and 50% in common stock or deferred restricted stock units of the Company. Directors may elect to receive some or all of the cash retainer in common stock or deferred restricted stock units. In 2021, the Chairman of the Board received an additional $100 of annual compensation, paid 100% in common stock.

In the years ended December 31, 2021, 2020 and 2019, 50 thousand, 79 thousand and 78 thousand shares, respectively, of the Company’s common stock or restricted stock units were issued to non-employee directors under the Incentive Plan.

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

The majority of the Company’s contracts are completed in a year or less. At December 31, 2021, the Company had $551,588 of remaining performance obligations, which the Company refers to as total backlog. Approximately 88% of the Company’s backlog will be completed in 2022 with the remaining balance expected to be completed by 2023.

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

Revenue by category

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2021, 2020 and 2019:

Revenues	2021	2020	2019
Capital—U.S.	$397,034	$336,163	$299,706
Capital—foreign	6,596	25,892	48,619
Coastal protection	169,678	201,361	182,369
Maintenance	132,551	148,767	104,753
Rivers & lakes	20,290	21,418	76,071
Total revenues	$726,149	$733,601	$711,518

The following table sets forth, by type of customer, the Company’s contract revenues for the years ended December 31, 2021, 2020 and 2019:

Revenues	2021	2020	2019
Federal government	$568,980	$582,949	$581,157
State and local government	118,712	85,737	71,398
Private	31,861	39,023	10,344
Foreign	6,596	25,892	48,619
Total revenues	$726,149	$733,601	$711,518

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

Accounts receivable at December 31, 2021 and December 31, 2020 are as follows:

	2021	2020
Completed contracts	$10,612	$12,347
Contracts in progress	65,415	21,239
Retainage	7,490	5,968
	83,517	39,554
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$82,953	$38,990

The components of contracts in progress at December 31, 2021 and December 31, 2020 are as follows:

	2021	2020
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$270,998	$199,964
Amounts billed	(240,941)	(168,569)
Costs and earnings in excess of billings for contracts in progress	30,057	31,395
Costs and earnings in excess of billings for completed contracts	10,894	2,823
Total contract revenues in excess of billings	$40,951	$34,218

Current portion of contract revenues in excess of billings	$39,844	$32,106
Long-term contract revenues in excess of billings	1,107	2,112
Total contract revenues in excess of billings	$40,951	$34,218

Billings in excess of costs and earnings:
Amounts billed	$(224,381)	$(550,468)
Costs and earnings for contracts in progress	209,567	517,860

Total billings in excess of contract revenues	$(14,814)	$(32,608)

At December 31, 2021 and 2020, costs to fulfill contracts with customers recognized as an asset were $5,652 and $10,501, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the years ended December 31, 2021 and 2020 the company amortized pre-contract and pre-construction costs of $17,839 and $15,541, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In 2021, 2020 and 2019, 78.4%, 79.5% and 81.7%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. During the year ended December 31, 2021 and 2020, respectively, the Company recognized $716 and $616 of revenue related to the use of equipment by a customer working on a federal government contract. At December 31, 2021 and 2020, approximately 68.5% and 42.6% respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

The Company derived revenues and gross profit (loss) from foreign project operations for the years ended December 31, 2021, 2020, and 2019, as follows:

	2021	2020	2019
Contract revenues	$6,596	$25,892	$48,619
Costs of contract revenues	(9,281)	(34,529)	(66,347)
Gross profit (loss)	$(2,685)	$(8,637)	$(17,728)

In 2021, 2020 and 2019, foreign revenues were primarily from work done in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2021,  long-lived assets located outside of the U.S had no net book value compared to $5,225 at December 31, 2020. Currently our assets outside of the U.S. do not include dredges. Revenue from foreign projects has been concentrated in the Middle East which comprised less than 10% in 2021, 2020 and 2019. At December 31, 2021 and 2020, approximately 9% and 12%, respectively, of total accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts in the Middle East.

11. RETIREMENT PLANS

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”). Under the Salaried Plan and the Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan also includes a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2021, 2020 and 2019, was $4,659, $5,557 and $5,168, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2021, 2020 and 2019, the Company contributed $4,632, $4,929 and $4,517 respectively to all of the multiemployer plans that provide pension benefits in its continuing operations. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions.

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

12. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America and Zurich American Insurance Company (“Zurich”). Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2021, the Company had outstanding performance bonds with a notional amount of approximately $1,164,822. The revenue value remaining in backlog related to the projects of continuing operations totaled approximately $551,588.

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

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately-owned demolition company. On January 14, 2015, the Company and its subsidiary, NASDI Holdings, LLC, brought an action in the Delaware Court of Chancery to enforce the terms of the Company's agreement to sell NASDI and Yankee. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close. The Company seeks specific performance of the buyer’s obligation to collect and to remit the additional proceeds, and other related relief. Defendants have filed counterclaims alleging that the Company misrepresented the quality of its contracts and receivables prior to the sale. The Company denies defendants’ allegations. In addition, the Company has been granted a judgment in the amount of $21,934 based upon the buyer’s default of its obligations to indemnify the Company for losses resulting from failure to perform in accordance with terms of surety performance bond. The defendants filed a notice of appeal from that judgement. The Company continues to aggressively pursue collection from the buyer on outstanding amounts owed under the sale and the indemnification. An estimate of a range of potential gains or losses relating to these matters cannot reasonably be made.

On April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around one hundred sixty barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and on June 15, 2021, the Company pleaded guilty to the misdemeanor violation alleged in the bill of information and agreed to pay a fine of $1,000.   In the first quarter of 2022, the Company entered into a settlement of a civil suit arising from the same matter. The Company remains subject to potential liability for restitution in connection with this criminal matter, and has deposited the potential liability for the criminal matter of $2,000 into the registry of the court.  That amount is presented as restricted cash in other noncurrent assets. As a result of the pending conviction, the government will likely initiate statutory debarment proceedings against the Company, which might prohibit the Company from bidding for, entering into or completing certain government projects. Although the Company does not know whether debarment proceedings will result in prohibitions, or the impact of any such resulting prohibitions, the Company does not expect any such proceedings or prohibitions to cause a material disruption to its business, financial condition or results of operations.

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

13. BUSINESS DISPOSITIONS

Discontinued operations

During the second quarter of 2019, the Company completed the sale of the historical environmental & infrastructure business. Under the terms of the agreement, the Company received cash of $17,500 in the second quarter of 2019 and received an additional $857 in the third quarter of 2019.

The results of the business have been reported in discontinued operations as follows:

2019
Revenue	$25,040
Loss before income taxes from discontinued operations	$(8,253)
Loss on disposal of assets held for sale	(2,632)
Income tax benefit	4,556
Loss from discontinued operations, net of income taxes	$(6,329)

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	Beginning Balance	Additions	Deductions	Ending balance
Description
Year ended December 31, 2019
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$200	$364	$—	$564
Valuation allowance for deferred tax assets	4,786	—	(1,291)	3,495
Total	$4,986	$364	$(1,291)	$4,059

Year ended December 31, 2020
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$—	$564
Valuation allowance for deferred tax assets	3,495	—	(1,022)	2,473
Total	$4,059	$—	$(1,022)	$3,037

Year ended December 31, 2021
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$—	$564
Valuation allowance for deferred tax assets	2,473	14	—	2,487
Total	$3,037	$14	$—	$3,051

I. EXHIBIT INDEX

Number	Document Description
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

4.3

Indenture, dated May 25, 2021, among Great Lakes Dredge & Dock Corporation, as Issuer, the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 2029 Notes (incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2021).

4.4	Form of 2029 Notes (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2021).
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

10.5

Amended and Restated Management Equity Agreement dated December 26, 2006 by and among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp. and each of the other persons identified on the signature pages thereto. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on December 29, 2006).†

10.6

Amended and Restated Employment Agreement between Great Lakes Dredge & Dock Corporation and David E. Simonelli, dated as of May 8, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2015).†

10.7

Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2017).†

10.8

Separation Agreement, dated October 7, 2021, between Great Lakes Dredge & Dock Corporation and Mark W. Marinko (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2021). †

10.9

Employment Agreement between Great Lakes Dredge & Dock Corporation and Scott Kornblau, dated as of September 29, 2021. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on September 29, 2021).†

10.10	Employment Agreement between Great Lakes Dredge & Dock Corporation and Vivienne Schiffer, dated as of October 1, 2020. †*

10.11

Employment Agreement between Great Lakes Dredge & Dock Corporation and James Tastard, dated as of October 1, 2020 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2021).†

10.12

Mutual Agreement on Transition and General Release between Great Lakes Dredge & Dock Corporation and Annette W. Cyr, dated as of September 13, 2020 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2021).†

10.13

Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012).†

10.14	401 (k) Savings Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005).†

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

10.17

Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 17, 2017).†

10.18

Great Lakes Dredge & Dock Corporation 2021 Long-Term Incentive Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 7, 2021).†

Number	Document Description

10.19

Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.20

Form of Great Lakes Dredge & Dock Corporation Performance-Based Restricted Stock Unit Award Agreement (Three Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.21

Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.22

Performance-Based Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.23

Great Lakes Dredge & Dock Corporation Director Deferral Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 28, 2018).†

10.24

Purchase Agreement, dated May 12, 2021, by and among the Company, certain subsidiary guarantors named therein and BofA Securities, Inc., as representative of the initial purchasers named therein.  (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2021).

10.25

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

10.26

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

10.27

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

10.29	Vessel Construction Agreement, dated November 15, 2021 by and between Philly Shipyard Inc., and Great Lakes Dredge & Dock Company, LLC. (1)*

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2016).

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Number	Document Description

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. *
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

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
Scott Kornblau
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Lasse J. Petterson	February 23, 2022	President, Chief Executive Officer and Director
Lasse J. Petterson		(Principal Executive Officer)

/s/ Scott Kornblau	February 23, 2022	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Scott Kornblau

/s/ Todd M. Lightfoot	February 23, 2022	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Todd M. Lightfoot

/s/ Lawrence R. Dickerson	February 23, 2022	Chairman of the Board and Director
Lawrence R. Dickerson

/s/ Elaine J. Dorward-King	February 23, 2022	Director
Elaine J. Doward-King

/s/ Ryan J. Levenson	February 23, 2022	Director
Ryan J. Levenson

/s/ Kathleen M. Shanahan	February 23, 2022	Director
Kathleen M. Shanahan

/s/ Earl Shipp	February 23, 2022	Director
Earl Shipp

/s/ Ronald R. Steger	February 23, 2022	Director
Ronald R. Steger

/s/ D. Michael Steuert	February 23, 2022	Director
D. Michael Steuert