Form 10-Q
period 2022-03-31
Great Lakes Dredge & Dock CORP
filed 2022-05-03
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2022, 66,065,420 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2022

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,583	$145,459
Accounts receivable—net	37,162	82,953
Contract revenues in excess of billings	74,535	39,844
Inventories	30,394	30,760
Prepaid expenses and other current assets	43,368	28,416
Total current assets	328,042	327,432

PROPERTY AND EQUIPMENT—Net	468,555	455,102
OPERATING LEASE ASSETS	63,345	62,233
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	71,117	65,049
OTHER	11,204	11,278
TOTAL	$1,018,839	$997,670

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,182	$85,566
Accrued expenses	33,949	37,626
Operating lease liabilities	16,036	16,729
Billings in excess of contract revenues	3,687	14,814
Total current liabilities	151,854	154,735

LONG-TERM DEBT	321,108	320,971
OPERATING LEASE LIABILITIES—Noncurrent	47,839	45,986
DEFERRED INCOME TAXES	73,888	68,497
OTHER	8,746	8,484
Total liabilities	603,435	598,673

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 66,046 and 65,746 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	6	6
Additional paid-in capital	307,597	308,482
Retained earnings	101,426	90,369
Accumulated other comprehensive income	6,375	140
Total equity	415,404	398,997
TOTAL	$1,018,839	$997,670

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021

Contract revenues	$194,349	$177,633
Costs of contract revenues	161,294	144,557
Gross profit	33,055	33,076
General and administrative expenses	14,604	16,322
(Gain) loss on sale of assets—net	(321)	106
Operating income	18,772	16,648
Interest expense—net	(4,025)	(6,586)
Other income (expense)	(405)	141
Income before income taxes	14,342	10,203
Income tax provision	(3,285)	(1,389)
Net income	$11,057	$8,814

Basic earnings per share	$0.17	$0.14
Basic weighted average shares	65,847	65,269

Diluted earnings per share	$0.17	$0.13
Diluted weighted average shares	66,436	66,159

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021

Net income	$11,057	$8,814
Net change in cash flow derivative hedges—net of tax (1)	6,235	1,886
Comprehensive income	$17,292	$10,700

(1)	Net of income tax (provision) benefit of $(2,106) and $637 for the three months ended March 31, 2022 and 2021, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
BALANCE—January 1, 2022	65,746	$6	$308,482	$90,369	$140	$398,997
Share-based compensation	9	—	552	—	—	552
Vesting of restricted stock units and impact of shares withheld for taxes	212	—	(1,827)	—	—	(1,827)
Exercise of options and purchases from employee stock plans	79	—	390	—	—	390
Net income	—	—	—	11,057	—	11,057
Other comprehensive loss—net of tax	—	—	—	—	6,235	6,235
BALANCE—March 31, 2022	66,046	$6	$307,597	$101,426	$6,375	$415,404
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
BALANCE—January 1, 2021	65,023	$6	$304,757	$40,937	$968	$346,668
Share-based compensation	63	—	1,766	—	—	1,766
Vesting of restricted stock units and impact of shares withheld for taxes	410	—	(3,784)	—	—	(3,784)
Exercise of options and purchases from employee stock plans	124	—	1,260	—	—	1,260
Net income	—	—	—	8,814	—	8,814
Other comprehensive income—net of tax	—	—	—	—	1,886	1,886
BALANCE—March 31, 2021	65,620	$6	$303,999	$49,751	$2,854	$356,610

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$11,057	$8,814
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,316	10,053
Deferred income taxes	3,285	1,389
(Gain) loss on sale of assets	(321)	106
Amortization of deferred financing fees	317	403
Share-based compensation expense	552	1,766
Changes in assets and liabilities:
Accounts receivable	45,791	(26,742)
Contract revenues in excess of billings	(34,691)	3,188
Inventories	(5,703)	(3,379)
Prepaid expenses and other current assets	(6,612)	(832)
Accounts payable and accrued expenses	12,247	(10,303)
Billings in excess of contract revenues	(11,126)	6,055
Other noncurrent assets and liabilities	205	242
Cash (used in) provided by operating activities	26,317	(9,240)
INVESTING ACTIVITIES:
Purchases of property and equipment	(28,866)	(27,038)
Proceeds from dispositions of property and equipment	1,110	—
Cash used in investing activities	(27,756)	(27,038)
FINANCING ACTIVITIES:
Taxes paid on settlement of vested share awards	(1,827)	(3,784)
Exercise of options and purchases from employee stock plans	390	1,260
Cash used in financing activities	(1,437)	(2,524)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,876)	(38,802)
Cash, cash equivalents and restricted cash at beginning of period	147,459	216,510
Cash, cash equivalents and restricted cash at end of period	$144,583	$177,708

Cash and cash equivalents	$142,583	$177,708
Restricted cash included in other long-term assets	2,000	—
Cash, cash equivalents and restricted cash at end of period	$144,583	$177,708

Supplemental Cash Flow Information
Cash paid for interest	$100	$106
Cash paid for income taxes	$58	$58

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$10,319	$5,855

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2022 and December 31, 2021, and its results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021 have been included.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended
`	March 31,
	2022	2021

Net income	$11,057	$8,814

Weighted-average common shares outstanding — basic	65,847	65,269
Effect of stock options and restricted stock units	589	890

Weighted-average common shares outstanding — diluted	66,436	66,159

Earnings per share — basic	$0.17	$0.14
Earnings per share — diluted	$0.17	$0.13

3.	Accrued expenses

Accrued expenses at March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

Insurance	$13,355	$12,821
Payroll and employee benefits	6,525	13,533
Interest	5,726	1,460
Other	5,220	6,427
Income and other taxes	2,903	2,941
Contract reserves	220	444
Total accrued expenses	$33,949	$37,626

4.	Long-term debt

Credit agreement

As of March 31, 2022 and December 31, 2021, the Company had no borrowings outstanding under our $200,000 amended and restated revolving credit and security agreement (as amended, the “Amended Credit Agreement”). There were $21,527 and $25,127 of letters of credit outstanding and $178,146 and $174,546 of availability under the Amended Credit Agreement as of March 31, 2022 and December 31, 2021, respectively. The availability under the Amended Credit Agreement is suppressed by $327 as of March 31, 2022 and December 31, 2021, as a result of certain limitations set forth in the Amended Credit Agreement.

Senior Notes and subsidiary guarantors

In May 2021, the Company sold $325,000 of unsecured 5.25% Senior Notes (the “2029 Notes”) pursuant to a private offering.  The 2029 Notes were priced to investors at par and will mature on June 1, 2029.  The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325,000 aggregate principal amount of its outstanding 8.000% Senior Notes due 2022 (the “8% Notes”).

The Company’s obligations under these 2029 Notes are guaranteed by each of the Company’s existing and future 100% owned domestic subsidiaries that are co-borrowers or guarantors under the Amended Credit Agreement. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.
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

		Fair Value Measurements at Reporting Date Using
Description	At March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$8,971	$-	$8,971	$-

		Fair Value Measurements at Reporting Date Using
Description	At December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel hedge contracts	$630	$-	$630	$-

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices could have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s typical goal is to hedge approximately 80% of the eligible fuel requirements for work in domestic backlog.

As of March 31, 2022, the Company was party to various swap arrangements to hedge a portion of the price of its diesel fuel purchase requirements for work in its backlog to be performed through March 2023. As of March 31, 2022, there were 7.1 million gallons remaining on these contracts representing forecasted domestic fuel purchases through March 2023. Under these swap agreements, the Company will pay fixed prices ranging from $1.64 to $3.50 per gallon.

At March 31, 2022 and December 31, 2021, the fair value asset of the fuel hedge contracts were estimated to be $8,971 and $630, respectively, and are recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2022 were $2,481. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2022 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

The Company is exposed to counterparty credit risk associated with non-performance of its various derivative instruments. The Company’s risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis.

The fair value of the fuel hedge contracts outstanding as of March 31, 2022 and December 31, 2021 is as follows:

		Fair Value at
		March 31,	December 31,
	Balance Sheet Location	2022	2021
Asset derivatives:
Derivatives designated as hedging instruments
Fuel hedge contracts	Prepaid expenses and other current assets	$8,971	$630

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2022	2021
Derivatives:
Reclassification of derivative gains to earnings—net of tax	(2,481)	(1,526)
Change in fair value of derivatives—net of tax	8,716	3,412
Net change in cash flow derivative hedges—net of tax	$6,235	$1,886

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2022	2021
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(3,319)	$(2,041)
	Income tax provision	(838)	(515)
		$(2,481)	$(1,526)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2021, the Company sold $325,000 of the 2029 Notes, which were outstanding at March 31, 2022 (see Note 4, Long-term debt). The 2029 Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 2029 Notes. The fair value of the 2029 Notes was $310,375 at March 31, 2022, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the three months ended March 31, 2022, the Company granted 8,000 restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $552 and $1,766 for the three months ended March 31, 2022 and 2021, respectively.
7.	Revenue

At March 31, 2022, the Company had $473,471 of remaining performance obligations, which the Company refers to as total backlog. Approximately 79% of the Company’s backlog is expected to be completed in 2022 with the remaining balance expected to be completed in 2023.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2022	2021
Dredging:
Capital—U.S.	$101,010	$77,606
Capital—foreign	-	4,709
Coastal protection	71,917	46,631
Maintenance	19,812	45,301
Rivers & lakes	1,610	3,386
Total revenues	$194,349	$177,633

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2022	2021
Dredging:
Federal government	$167,574	$130,732
State and local government	24,601	34,775
Private	2,174	7,417
Foreign	-	4,709
Total revenues	$194,349	$177,633

Accounts receivable at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Completed contracts	$6,348	$10,612
Contracts in progress	23,639	65,415
Retainage	7,739	7,490
	37,726	83,517
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$37,162	$82,953

The components of contracts in progress at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$369,584	$270,998
Amounts billed	(323,841)	(240,941)
Costs and earnings in excess of billings for contracts in progress	45,743	30,057
Costs and earnings in excess of billings for completed contracts	29,898	10,894
Total contract revenues in excess of billings	$75,641	$40,951

Current portion of contract revenues in excess of billings	$74,535	$39,844
Long-term contract revenues in excess of billings	1,106	1,107
Total contract revenues in excess of billings	$75,641	$40,951

Billings in excess of costs and earnings:
Amounts billed	$(141,076)	$(224,381)
Costs and earnings for contracts in progress	137,389	209,567
Total billings in excess of contract revenues	$(3,687)	$(14,814)

In the first quarter of 2022, a revision to the estimated gross profit percentage of a project was recognized due to a positive settlement of a claim from the recently completed project resulting in a cumulative net impact on the project margin, which increased gross profit by $11,724.

At March 31, 2022 and December 31, 2021, costs to fulfill a contract with a customer recognized as an asset were $5,656 and $5,652, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three months ended March 31, 2022 and 2021, the Company amortized $2,402 and $5,847, respectively, of pre-construction costs.
8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2022, the Company had outstanding performance bonds with a notional amount of approximately $1,178,796. The revenue value remaining in backlog totaled approximately $473,471.

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

On April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around one hundred sixty barrels of crude oil in Bay Long, Louisiana. The Company has cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and on June 15, 2021, the Company pleaded guilty to the misdemeanor violation alleged in the bill of information and agreed to pay a fine of $1,000. In the first quarter of 2022, the Company entered into a settlement of a civil suit arising from the same matter which was primarily covered by its insurance policies.  The Company remains subject to potential liability for restitution in connection with this criminal matter, and has deposited the potential liability for the criminal matter of $2,000 into the registry of the court.  That amount is presented as restricted cash in other noncurrent assets. On April 18, 2022, the government filed a motion seeking restitution for an amount less than what was deposited into the registry of the court.  The related hearing was held in federal court on April 26, 2022, and the sentencing hearing is scheduled for June 14, 2022.  If it is determined that the Company owes additional restitution, the Company believes that the amount could range between $0 and the $2,000 previously deposited.  As a result of the pending conviction, the government will initiate statutory debarment proceedings against the Company, which might prohibit the Company from bidding for, entering into or completing certain government projects. Although the Company does not know whether debarment proceedings will result in prohibitions, or the impact of any such resulting prohibitions, the Company does not expect any such proceedings or prohibitions to cause a material disruption to its business, financial condition or results of operations.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2021 and in other securities filings by Great Lakes with the SEC.

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

General

The Company is the largest provider of dredging services in the United States. In addition, the Company is fully engaged in expanding its core business into the rapidly developing offshore wind energy industry.  The Company has a long history of performing significant international projects. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations (“bid market”). The Company experienced an average combined bid market share in the U.S. of 35% over the prior three years, including 49%, 54%, 17% and 23% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2022, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 86% of dredging revenues, above the Company’s prior three-year average of 80%.

The coronavirus (“COVID-19”) pandemic has impacted global economic activity and many countries, including the United States and its governmental entities and private businesses, have reacted by instituting quarantines, mandating school and business closures and limiting travel at various times throughout the pandemic.

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

Our Executive Leadership team has established a COVID-19 Command Team that meets once each week to update contingency plans, as necessary, and address the challenges related to maintaining operations in this evolving economic environment. The Company’s primary focus has been the health and safety of its employees. The Company has implemented new paid leave policies and additional sanitary and safety measures to mitigate the risk of infection to employees. On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary measures. The Company is now 100% fully vaccinated against COVID-19, with few accommodations.  Direct COVID-19 related costs were approximately $1,000 for the first quarter of 2022 compared to approximately $4,300 in the first quarter of 2021.

In mid-2021, the Company’s corporate employees began transitioning from a remote working environment to working in person with a hybrid working environment. The Company is following the protocols published by the U.S. Centers for Disease Control and Prevention, the World Health Organization and state and local governments. As the Company’s employees, customers and communities are facing significant challenges, the Company cannot predict how COVID-19 will evolve or the impact it, or actions taken to contain it, will have on future results. Due to the uncertainty that surrounds this virus, the Company will be continually evaluating safety and operational contingency plans and the potential future impact that this evolving environment has on the Company’s business, financial condition and results of operations.

The Company plans to participate in the offshore wind market and in November 2021, the Company entered into a $197 million contract with Philly Shipyard Inc. to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations with expected delivery of the vessel in the second half of 2024. This vessel represents a significant and critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. The Company has begun bidding on select projects in the offshore wind market and was recently awarded its first contract.

The current Presidential Administration has pushed to accelerate renewable energy developments and has set a target to install 30GW of offshore wind energy generation capacity by 2030 on the U.S. East Coast. In March 2021, the White House announced new initiatives that will advance the administration’s goals to expand the nation’s offshore wind energy capacity in the coming decade by opening new areas of development, improving environmental permitting and increasing public financing for projects  In addition, in January 2022, the administration announced plans to auction more than 480,000 acres in the New York Bight for six new offshore wind energy leases, the administration’s first wind sale and the largest lease area ever offered, with potential build-out capacity of up to 7GW. Additionally, in 2021, the U.S. Senate passed the $1.2 trillion infrastructure bill where the Corps will be granted $11.6 billion in funding to improve the nation’s resilience to the effects of climate change.

On March 15, 2022 the Omnibus Appropriations Bill was signed into law, which included funding for the Corps totaling $8.3 billion for fiscal year 2022.  This is an increase of $548 million above the fiscal year 2021 amount and an increase of $1.6 billion above the President’s original budget request.  Appropriations included $4.6 billion for operation and maintenance, including $2.5 billion from the Harbor Maintenance Trust Fund (“HMTF”) in accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and $35.0 million for flood control and coastal emergencies which includes $19.8 million for the construction of shore protection projects.

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

The Company’s vessels are subject to periodic dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels dry-dock every two to three years or every five years, depending on the vessel type and also on an as-needed basis for occasional unscheduled repairs. The Company experienced two dry dock inspections in the first quarter of 2022. One vessel remained in dry dock at quarter end with the expectation of returning to work in the second quarter.

Results of operations

The following tables set forth the components of net income and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Contract revenues	100.0%	100.0%
Costs of contract revenues	(83.0)	(81.4)
Gross profit	17.0	18.6
General and administrative expenses	7.5	9.2
(Gain) loss on sale of assets—net	(0.2)	0.1
Operating income	9.7	9.3
Interest expense—net	(2.1)	(3.7)
Other income (expense)	(0.2)	0.1
Income before income taxes	7.4	5.7
Income tax provision	(1.7)	(0.8)
Net income	5.7%	4.9%

Adjusted EBITDA	15.3%	15.1%

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

	Three Months Ended
	March 31,
	2022	2021
(in thousands)
Net income	$11,057	$8,814
Adjusted for:
Interest expense—net	4,025	6,586
Income tax provision	3,285	1,389
Depreciation and amortization	11,316	10,053
Adjusted EBITDA	$29,683	$26,842

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues (in thousands)	2022	2021	Change
Dredging:
Capital—U.S.	$101,010	$77,606	30.2%
Capital—foreign	-	4,709	(100.0)%
Coastal protection	71,917	46,631	54.2%
Maintenance	19,812	45,301	(56.3)%
Rivers & lakes	1,610	3,386	(52.5)%
Total revenues	$194,349	$177,633	9.4%

Total revenue was $194.3 million for the three months ended March 31, 2022, up $16.7 million, or 9.4%, from $177.6 million for the same period in the prior year. For the three months ended March 31, 2022, the Company experienced an increase in domestic capital and coastal protection revenue as compared to the same period in the prior year. This increase was partially offset by a decrease in maintenance, rivers & lakes and foreign capital revenue during the first quarter of 2022 as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended March 31, 2022, domestic capital dredging revenue was $101.0 million, up $23.4 million, or 30.2%, compared to $77.6 million for the same period in 2021. The increase in capital dredging revenues for the three months ended March 31, 2022 was mostly due to a greater amount of revenue earned on projects in Texas, Massachusetts, Florida, Louisiana, Alabama, New Hampshire and Maine in the first quarter of 2022 when compared to the same period in the prior year. This increase was partially offset by revenue earned on projects in South Carolina and Mississippi in the prior year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the first quarter of 2022, there was no foreign capital revenue compared to $4.7 million in the same quarter in the prior year.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended March 31, 2022 was $71.9 million, an increase of $25.3 million, or 54.3%, compared to $46.6 million in the prior year period. The increase in coastal protection revenues for the three months ended March 31, 2022 was mostly attributable to a greater amount of revenue earned on projects in North Carolina, New Jersey and New York in the current year period when compared to the prior year. This increase was slightly offset by revenue earned on projects in Florida, Louisiana and Virginia in the prior year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the first quarter of 2022 was $19.8 million, down $25.5 million, or 56.3%, from $45.3 million in the same period of 2021. The decrease in maintenance revenues for the three months ended March 31, 2022 was mostly attributable to a decrease in revenue earned on projects in North Carolina, Louisiana, Texas, Florida, Maryland, New York and New Jersey from the prior year. This decrease was partially offset by an increase in revenue earned on a project in Georgia and North Carolina in the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the first quarter of 2022, rivers & lakes revenue was $1.6 million, a decrease of $1.8 million, or 52.9%, from $3.4 million during the same period of 2021. The decrease in river and lakes revenue for the three-months ended March 31, 2022 was mostly attributable to a decrease in revenue earned on projects in Texas, Kansas and Mississippi from the prior year. This decrease was partially offset by a greater amount of revenue earned on a project in Tennessee in the current year.

Consolidated gross profit for the quarters ended March 31, 2022 and March 31, 2021 was relatively flat at $33.1 million. Gross profit margin for the three months ended March 31, 2022 was 17.0% compared to 18.6% in the same period of 2021.

During the three months ended March 31, 2022, general and administrative expenses were $14.6 million, a decrease of $1.7 million compared to the same period in the prior year, which totaled $16.3 million. The decrease in general and administrative expenses for the quarter was primarily due to $1.1 million in lower share-based compensation expense and $0.8 million in lower relocation expense in the current year related to the Company’s regional office and headquarters.

Operating income for the first quarter of 2022 was $18.8 million, up $2.2 million compared to operating income of $16.6 million for the same quarter in 2021. The increase in operating income for the first quarter of 2022 was partially as a result of lower general and administrative expense in the current year when compared to the same period in the prior year.

For the three months ended March 31, 2022, net interest expense was $4.0 million, $2.6 million lower compared to $6.6 million for the same period in the prior year.  The decrease in net interest expense was primarily due to the refinancing of the senior notes in May 2021 at a lower interest rate.

Income tax provision for the three months ended March 31, 2022 was $3.3 million compared to an income tax provision of $1.4 million for the same period in the prior year. The effective tax rate for the three months ended March 31, 2022 was 22.9%, up 9.3% from the effective tax rate of 13.6% for the same period of 2021. The increase in the effective tax rate was primarily due to a one-time benefit associated with a stock compensation tax deduction in the first quarter of the prior year.

Net income for the quarter ended March 31, 2022 was $11.1 million, up $2.3 million, or 26%, from $8.8 million in the same quarter in the prior year. Diluted earnings per share was $0.17 for the three months ended March 31, 2022, compared to $0.13 for the three months ended March 31, 2021. The increase in net income for the three months ended March 31, 2021 was primarily due to the decrease in general and administrative expense and net interest expense in the current year quarter, partially offset by the higher income tax provision in the current quarter compared to the same quarter in the prior year.

Adjusted EBITDA (as defined on page 17) for the quarter ended March 31, 2022 was $29.7 million, up $2.9 million, or 11%, from $26.8 million in the same quarter in the prior year. The increase in Adjusted EBITDA during the first quarter of 2022 was driven by the increase in gross profit, excluding depreciation and the decrease in general and administrative expense.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2022	2021	2021
Dredging:
Capital - U.S.	$320,352	$398,748	$310,163
Capital - foreign	—	-	2,077
Coastal protection	120,457	99,048	82,589
Maintenance	31,451	50,966	84,820
Rivers & lakes	1,211	2,826	6,334
Total backlog	$473,471	$551,588	$485,983

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 53% of the Company’s March 31, 2022 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business.

The domestic dredging bid market for the quarter ended March 31, 2022 was $198.2 million, a $16.7 million decrease compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for costal storm risk management project in New York and three costal protection projects in North Carolina. For the contracts awarded in the current year, the Company won, 89.9%, or $99.0 million, of the coastal protection projects, through March 31, 2022. The Company won 49.9% of the overall domestic bid market for the three months ended March 31, 2022, which is higher than the Company’s prior three-year average of 35.0%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $473.5 million at March 31, 2022 compared to $551.6 million of backlog at December 31, 2021. These amounts do not reflect approximately $505.3 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2022. At December 31, 2021 the amount of domestic low bids and options pending award was $567.3 million.

Domestic capital dredging backlog at March 31, 2022 was $78.4 million lower than at December 31, 2021. During the three months ended March 31, 2022, the Company continued to earn revenue on deepening projects in Texas, Alabama, Florida, South Carolina, Massachusetts and New Hampshire and Maine, multiple coastal restoration projects in Louisiana, and a liquefied natural gas project in Louisiana. Government funded projects coming into the pipeline include the Norfolk Harbor deepening, Freeport Reaches, as well as additional phases of Mobile deepening and Corpus Christi. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. In addition, multiple project phases for port deepenings in Norfolk and the Houston ship channel are expected to continue for the next several years. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

There was no foreign capital dredging backlog at March 31, 2022 and December 31, 2021 and there are no future foreign projects in the pipeline.

Coastal protection dredging backlog increased $21.4 million from December 31, 2021. In the three months ended March 31, 2022, the Company was awarded three coastal protection projects totaling $57.8 million in North Carolina and one costal protection project of $37.2 million in New York. During the three months ended March 31, 2022, the Company continued to earn revenue on coastal protection projects in New Jersey, New York, North Carolina and Florida which were in backlog at December 31, 2021. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

Maintenance dredging backlog decreased $19.5 million from December 31, 2021. During the three months ended March 31, 2022, the Company continued to earn revenue on two projects in Louisiana and projects in Georgia and North Carolina that were in backlog at December 31, 2021. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

Rivers & lakes backlog at March 31, 2022 was down $1.6 million compared to backlog at December 31, 2021. For the three months ended March 31, 2022, the Company continued to earn revenue on projects in Tennessee and Mississippi which was in backlog at December 31, 2021.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by or used in operating activities for the three months ended March 31, 2022 and 2021 was the source of $26.3 million and a use of $9.2 million in cash, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during the three months ended March 31, 2022 compared to the same period in the prior year was due to an increase in net income as well as a decrease in working capital due to a decrease in accounts receivable during the current year when compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the three months ended March 31, 2022 and 2021 totaled $27.8 million and $27.0 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. The Company is currently building a 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first quarter of 2023.  In November 2021, the Company entered into a $197 million contract with Philly Shipyard Inc. to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new U.S. offshore wind industry with expected delivery in the second half of 2024.  In July 2021, the Company announced a contract to build two multifunctional all-purpose vessels (“multicats”).   During the three months ended March 31, 2022, the Company invested $8.0 million in a new hopper dredge, $6.2 million in multicats and scows and $0.5 million in the rock installation vessel.

The Company’s cash flows used in financing activities for the three months ended March 31, 2022 and 2021 totaled $1.4 million and $2.5 million, respectively. The decrease in cash used in financing activities relates to changes in the taxes paid on settlement of vested shares awards and a decrease in cash from the Company’s employee stock purchase plan.

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

Senior notes

In May 2021, the Company sold $325 million of unsecured 5.25% Senior Notes (the “2029 Notes”) pursuant to a private offering.  The 2029 Notes were priced to investors at par and will mature on June 1, 2029.  The Company used the net proceeds from the offering, together with cash on hand, to redeem the $325 million aggregate principal amount of its outstanding 8.000% Senior Notes due 2022.

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

The Company intends to upgrade its existing domestic fleet by acquiring or building new vessels, equipment and technology to increase productivity and efficiency and further enhance safety. Existing cash on hand, future net cash flows, debt financing and new leases are all available funding resources from which the Company will evaluate its options when considering these upgrades.

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

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1, Basis of presentation, to the Company’s December 31, 2021 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. Except as noted in Note 1, Basis of presentation, of the Company’s financial statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2022 has not materially changed since December 31, 2021. The market risk profile of the Company on December 31, 2021 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended March 31, 2022 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Date:  May 3, 2022