Form 10-Q
period 2022-06-30
Great Lakes Dredge & Dock CORP
filed 2022-08-02
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, 66,083,310 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2022

PART I — Financial Information

Item 1.	Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,420	$145,459
Accounts receivable—net	69,325	82,953
Contract revenues in excess of billings	62,615	39,844
Inventories	31,132	30,760
Prepaid expenses and other current assets	44,628	28,416
Total current assets	283,120	327,432

PROPERTY AND EQUIPMENT—Net	495,220	455,102
OPERATING LEASE ASSETS	77,449	62,233
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	73,205	65,049
OTHER	9,580	11,278
TOTAL	$1,015,150	$997,670

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$95,793	$85,566
Accrued expenses	24,717	37,626
Operating lease liabilities	18,441	16,729
Billings in excess of contract revenues	2,614	14,814
Total current liabilities	141,565	154,735

LONG-TERM DEBT	321,246	320,971
OPERATING LEASE LIABILITIES—Noncurrent	59,655	45,986
DEFERRED INCOME TAXES	72,908	68,497
OTHER	7,588	8,484
Total liabilities	602,962	598,673

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 66,083 and 65,746 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	6	6
Additional paid-in capital	308,790	308,482
Retained earnings	97,393	90,369
Accumulated other comprehensive income	5,999	140
Total equity	412,188	398,997
TOTAL	$1,015,150	$997,670

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Contract revenues	$149,428	$169,914	$343,777	$347,547
Costs of contract revenues	138,947	146,992	300,241	291,549
Gross profit	10,481	22,922	43,536	55,998
General and administrative expenses	10,820	14,224	25,424	30,546
(Gain) loss on sale of assets—net	3	(138)	(318)	(32)
Operating income (loss)	(342)	8,836	18,430	25,484
Interest expense—net	(3,424)	(6,657)	(7,449)	(13,243)
Other income (expense)	(1,120)	755	(1,525)	896
Income (loss) before income taxes	(4,886)	2,934	9,456	13,137
Income tax (provision) benefit	853	(829)	(2,432)	(2,218)
Net income (loss)	$(4,033)	$2,105	$7,024	$10,919

Basic earnings (loss) per share	$(0.06)	$0.03	$0.11	$0.17
Basic weighted average shares	66,071	65,646	65,959	65,458

Diluted earnings (loss) per share	$(0.06)	$0.03	$0.11	$0.16
Diluted weighted average shares	66,071	66,137	66,480	66,187

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income (loss)	$(4,033)	$2,105	$7,024	$10,919
Net change in cash flow derivative hedges—net of tax (1)	(376)	404	5,859	2,290
Comprehensive income (loss)	$(4,409)	$2,509	$12,883	$13,209

(1)

Net of income tax (provision) benefit of $127 and $(136) for the three months ended June 30, 2022 and 2021, respectively. Net of income tax provision of $(1,979) and $(773) for the six months ended June 30, 2022 and 2021, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
BALANCE—January 1, 2022	65,746	$6	$308,482	$90,369	$140	$398,997
Share-based compensation	16	—	1,552	—	—	1,552
Vesting of restricted stock units and impact of shares withheld for taxes	212	—	(1,827)	—	—	(1,827)
Exercise of options and purchases from employee stock plans	109	—	583	—	—	583
Net income	—	—	—	7,024	—	7,024
Other comprehensive income—net of tax	—	—	—	—	5,859	5,859
BALANCE—June 30, 2022	66,083	$6	$308,790	$97,393	$5,999	$412,188

BALANCE—January 1, 2021	65,023	$6	$304,757	$40,937	$968	$346,668
Share-based compensation	73	—	2,564	—	—	2,564
Vesting of restricted stock units and impact of shares withheld for taxes	410	—	(3,784)	—	—	(3,784)
Exercise of options and purchases from employee stock plans	148	—	1,440	—	—	1,440
Net income	—	—	—	10,919	—	10,919
Other comprehensive income—net of tax	—	—	—	—	2,290	2,290
BALANCE—June 30, 2021	65,654	$6	$304,977	$51,856	$3,258	$360,097

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE—March 31, 2022	66,046	6	307,597	101,426	6,375	$415,404
						$-
Share-based compensation	7	—	1,000	—	—	1,000
Exercise of options and purchases from employee stock plans	30	—	193	—	—	193
Net loss	—	—	—	(4,033)	—	(4,033)
Other comprehensive loss—net of tax	—	—	—	—	(376)	(376)
BALANCE—June 30, 2022	$66,083	$6	$308,790	$97,393	$5,999	$412,188

BALANCE—March 31, 2021	65,620	$6	$303,999	$49,751	$2,854	$356,610

Share-based compensation	12	—	798	—	—	798
Exercise of options and purchases from employee stock plans	22	—	180	—	—	180
Net income	—	—	—	2,105	—	2,105
Other comprehensive income—net of tax	—	—	—	—	404	404
BALANCE—June 30, 2021	65,654	$6	$304,977	$51,856	$3,258	$360,097

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$7,024	$10,919
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	22,930	20,681
Deferred income taxes	2,432	2,218
Gain on sale of assets	(318)	(32)
Amortization of deferred financing fees	634	1,715
Share-based compensation expense	1,552	2,564
Changes in assets and liabilities:
Accounts receivable	13,628	3,249
Contract revenues in excess of billings	(22,771)	(2,450)
Inventories	(8,528)	(1,233)
Prepaid expenses and other current assets	(8,052)	4,131
Accounts payable and accrued expenses	3,906	(2,668)
Billings in excess of contract revenues	(12,200)	(3,775)
Other noncurrent assets and liabilities	609	282
Cash provided by operating activities	846	35,601
INVESTING ACTIVITIES:
Purchases of property and equipment	(71,701)	(64,828)
Proceeds from dispositions of property and equipment	2,060	223
Cash used in investing activities	(69,641)	(64,605)
FINANCING ACTIVITIES:
Deferred financing fees	—	(4,395)
Taxes paid on settlement of vested share awards	(1,827)	(3,784)
Exercise of options and purchases from employee stock plans	583	1,440
Cash used in financing activities	(1,244)	(6,739)
Net decrease in cash, cash equivalents and restricted cash	(70,039)	(35,743)
Cash, cash equivalents and restricted cash at beginning of period	147,459	216,510
Cash, cash equivalents and restricted cash at end of period	$77,420	$180,767

Cash and cash equivalents	$75,420	$180,767
Restricted cash included in other long-term assets	2,000	—
Cash, cash equivalents and restricted cash at end of period	$77,420	$180,767

Supplemental Cash Flow Information
Cash paid for interest	$8,808	$13,984
Cash paid for income taxes	$1,239	$332

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$13,921	$11,139

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2022 and December 31, 2021, and its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021 have been included.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income (loss)	$(4,033)	$2,105	$7,024	$10,919

Weighted-average common shares outstanding — basic	66,071	65,646	65,959	65,458
Effect of stock options and restricted stock units	-	491	521	729

Weighted-average common shares outstanding — diluted	66,071	66,137	66,480	66,187

Earnings (loss) per share — basic	$(0.06)	$0.03	$0.11	$0.17
Earnings (loss) per share — diluted	$(0.06)	$0.03	$0.11	$0.16

For the three months ended June 30, 2022, 447 stock options and restricted stock units were excluded from the diluted weighted average common shares outstanding because the Company incurred a loss for quarter ended June 30, 2022.

3.	Accrued expenses

Accrued expenses at June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021

Insurance	$12,193	$12,821
Other	5,598	6,427
Payroll and employee benefits	4,166	13,533
Interest	1,459	1,460
Income and other taxes	1,301	2,941
Contract reserves	—	444
Total accrued expenses	$24,717	$37,626

4.	Long-term debt

Credit agreement

As of June 30, 2022 and December 31, 2021, the Company had no borrowings outstanding under our $200,000 amended and restated revolving credit and security agreement (as amended the “Amended Credit Agreement”). There were $21,527 and $25,127 of letters of credit outstanding and $178,076 and $174,546 of availability under the Amended Credit Agreement as of June 30, 2022 and December 31, 2021, respectively. The availability under the Amended Credit Agreement is suppressed by $397 and $327, respectively, as of June 30, 2022 and December 31, 2021, as a result of certain limitations set forth in the Amended Credit Agreement.

On July 29, 2022, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Great Lakes U.S. Fleet Management, LLC, and Drews Services LLC (collectively with the Company, the “Credit Parties”) entered into a second amended and restated revolving credit and security agreement (as amended, supplemented or otherwise modified from time to time, the “New Amended Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator.  The New Amended Credit Agreement amends and restates the prior Amended Credit Agreement dated as of May 3, 2019 by and among the financial institutions from time to time party thereto as lenders, the Agent and the Credit Parties party thereto such that the terms and conditions of the Amended Credit Agreement have been subsumed and replaced in their entirety by the terms and conditions of the New Amended Credit Agreement, including the amount available under the revolving credit facility. The terms of the New Amended Credit Agreement are summarized below.

The New Amended Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $300,000 of which the full amount is available for the issuance of standby letters of credit. The maximum borrowing capacity under the New Amended Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination.   The New Amended Credit Agreement also includes an increase option that will allow the Company to increase the senior secured revolving credit facility by an aggregate principal amount of up to $100,000. This increase is subject to lenders providing incremental commitments for such increase, the Credit Parties having adequate borrowing capacity and provided that no default or event of default exists both before and after giving effect to such incremental commitment increase.

The New Amended Credit Agreement contains a green loan option where the Company can borrow at the lower interest rates described below so long as such funds are used to fund capital investments related to renewable energy and clean transportation projects and are consistent with green loan principles.  The green loan option is subject to a $35,000 sublimit.

The New Amended Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not more than 1.10 to 1.00.  The New Amended Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the New Amended Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the New Amended Credit Agreement will be used to pay fees and expenses related to the New Amended Credit Agreement, finance acquisitions permitted under the New Amended Credit Agreement, finance ongoing working capital, for other general corporate purposes, and with respect to any green loan, fund capital investments related to renewable energy and clean transportation projects. The New Amended Credit Agreement matures on the earlier of July 29, 2027 or the date that is ninety-one (91) days prior to the scheduled maturity date of the Company’s unsecured senior notes, which is currently June 1, 2029, if the Company fails to refinance its unsecured senior notes prior to their scheduled maturity date but only if such scheduled maturity date is prior to the maturity date of the New Amended Credit Agreement.

The obligations under the New Amended Credit Agreement are secured by substantially all of the assets of the Credit Parties. The outstanding obligations thereunder shall be secured by a valid first priority perfected lien on substantially all of the U.S. flagged and located vessels of the Credit Parties and a valid perfected lien on all domestic accounts receivable and substantially all other assets of the Credit Parties, subject to the permitted liens and interests of other parties (including the Company’s surety bonding providers).

Interest on the senior secured revolving credit facility of the New Amended Credit Agreement is equal to either a Domestic Rate option or Secured Overnight Financing Rate (“SOFR”) option, at the Company’s election.  As of July 29, 2022, (a) the Domestic Rate option is the highest of (1) the base commercial lending rate of PNC Bank, National Association, as publicly announced, (2) the sum of the overnight bank funding rate plus 0.5% and (3) the sum of the daily simple SOFR plus 1.0%, so long as a daily Simple SOFR is offered, ascertainable and not unlawful and (b) the SOFR option is the rate that applies for the applicable interest period determined by the Agent and based on the rate published by the CME Group Benchmark Administration Limited (or a successor administrator).  After the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the New Amended Credit Agreement (commencing with the fiscal quarter ending September 30, 2022), the Domestic Rate option will be the Domestic Rate plus an interest margin ranging between 0.25% and 0.75% and the SOFR option will be the SOFR plus an interest margin ranging between 1.25% and 1.75%, in each case, depending on the quarterly average undrawn availability on the New Amended Credit Agreement.  Additionally, the Company will have an option to borrow at Green Loan Advance Rates, each of which will be 0.05% lower than the corresponding applicable rate if the Company certifies that it will use such proceeds to invest in renewable energy and clean transportation projects and it complies with green loan principles.

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

The Company’s obligations under these 2029 Notes are guaranteed by each of the Company’s existing and future 100% owned domestic subsidiaries that are co-borrowers or guarantors under the New Amended Credit Agreement. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.
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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At times, the Company holds certain derivative contracts that it uses to manage commodity price risk and foreign currency exchange rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value at
	Fair Value
	Hierarchy	June 30, 2022		December 31, 2021
	Levels	Assets	Liabilities	Assets	Liabilities

Derivatives designated as cash flow hedging instruments:
Fuel Hedge Contracts	2	$8,710	$-	$630	$-
Foreign Currency Exchange Hedge Contracts	2	81	322	-	-
Total derivatives		$8,791	$322	$630	$-

Fuel hedge contracts

The Company is exposed to certain market risks, including commodity price risk as it relates to diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices could have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s typical goal is to hedge approximately 80% of the eligible fuel requirements for work in domestic backlog.

As of June 30, 2022, the Company was party to various swap arrangements to hedge a portion of the price of its diesel fuel purchase requirements for work in its backlog to be performed through June 2023. As of June 30, 2022, there were 6.2 million gallons remaining on these contracts representing forecasted domestic fuel purchases through February 2023. Under these swap agreements, the Company will pay fixed prices ranging from $1.91 to $3.95 per gallon.

At June 30, 2022 and December 31, 2021, the fair value asset of the fuel hedge contracts were estimated to be $8,710 and $630, respectively, and are recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2022 were $7,200. The remaining gains and losses included in accumulated other comprehensive income (loss) at June 30, 2022 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

Foreign currency exchange hedge contracts

The Company is exposed to certain market risks, including foreign currency exchange rate risks related to the purchase of new vessel build materials in Europe.  The Company enters into foreign currency exchange forward contracts to hedge the risk that fluctuations in the Euro in relation to the Dollar could have an adverse impact on cash flows associated with its equipment builds.

As of June 30, 2022, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024.  As of June 30, 2022, there were 17.5 million Euro of payments remaining on these hedge contracts which is the full value of the hedge contacts through November 2024 as the first settlement will not occur until the third quarter of 2022.  Under these hedge contracts, the Company will pay fixed prices ranging from $1.06 to $1.13 per Euro.

As of June 30, 2022, the fair value asset of the foreign currency exchange hedge contracts was estimated to be $81 and is recorded in prepaid expenses and other current assets.  As of June 30, 2022, the fair value liability of foreign currency exchange hedge contracts was estimated to be $322 and is recorded in accrued liabilities.  There were no foreign currency exchange hedge contracts as of December 31, 2021.  For foreign currency exchange hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2022 were $0.  The remaining gains and losses included in accumulated other comprehensive income (loss) at June 30, 2022 will be reclassified into earnings over the next twenty-nine months, corresponding to the period during which the hedged currency is expected to be utilized. Changes in the fair value of foreign currency exchange hedge contracts not considered highly effective are recorded as other expenses in the Statement of Operations.  The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative gains to earnings—net of tax	$(4,719)	$(1,878)	$(7,200)	$(3,404)
Change in fair value of derivatives—net of tax	4,584	2,282	13,300	5,694
Net change in cash flow derivative fuel hedges—net of tax	$(135)	$404	$6,100	$2,290

Foreign Currency Exchange Hedge Contracts
Change in fair value of derivatives—net of tax	(241)	-	(241)	-
Net change in cash flow derivative foreign currency hedges—net of tax	$(241)	$-	$(241)	$-
Total net change in cash flow derivative hedges—net of tax	$(376)	$404	$5,859	$2,290

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Location	2022	2021	2022	2021
Derivatives:
Fuel Hedge Contracts	Costs of contract revenues	$(6,313)	$(2,513)	$(9,632)	$(4,554)
	Income tax provision	(1,594)	(635)	(2,432)	(1,150)
		$(4,719)	$(1,878)	$(7,200)	$(3,404)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2021, the Company sold $325,000 of the 2029 Notes, which were outstanding at June 30, 2022 (see Note 4, Long-term debt). The 2029 Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 2029 Notes. The fair value of the 2029 Notes was $281,180 at June 30, 2022, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the six months ended June 30, 2022, the Company granted 603 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,000 and $798 for the three months ended June 30, 2022 and 2021, respectively. Compensation cost charged to expense related to share-based compensation arrangements was $1,552 and $2,564 for the six months ended June 30, 2022 and 2021, respectively.

7.	Revenue

At June 30, 2022, the Company had $373,801 of remaining performance obligations, which the Company refers to as total backlog. Approximately 73% of the Company’s backlog is expected to be completed in 2022 with the remaining balance expected to be completed in 2023.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2022	2021	2022	2021
Dredging:
Capital—U.S.	$89,693	$79,399	$190,704	$157,005
Capital—foreign	—	1,613	—	6,322
Coastal protection	45,119	46,631	117,036	93,262
Maintenance	12,648	37,278	32,460	82,579
Rivers & lakes	1,968	4,993	3,577	8,379
Total revenues	$149,428	$169,914	$343,777	$347,547

The Company’s contract revenues by type of customer, for the periods indicated, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2022	2021	2022	2021
Dredging:
Federal government	$95,360	$127,331	$262,934	$258,063
State and local government	50,922	37,069	75,523	71,844
Private	3,146	3,901	5,320	11,318
Foreign	—	1,613	—	6,322
Total revenues	$149,428	$169,914	$343,777	$347,547

Accounts receivable at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Completed contracts	$34,030	$10,612
Contracts in progress	31,211	65,415
Retainage	4,648	7,490
	69,889	83,517
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$69,325	$82,953

The components of contracts in progress at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$277,373	$270,998
Amounts billed	(239,568)	(240,941)
Costs and earnings in excess of billings for contracts in progress	37,805	30,057
Costs and earnings in excess of billings for completed contracts	25,917	10,894
Total contract revenues in excess of billings	$63,722	$40,951

Current portion of contract revenues in excess of billings	$62,615	$39,844
Long-term contract revenues in excess of billings	1,107	1,107
Total contract revenues in excess of billings	$63,722	$40,951

Billings in excess of costs and earnings:
Amounts billed	$(155,455)	$(224,381)
Costs and earnings for contracts in progress	152,841	209,567
Total billings in excess of contract revenues	$(2,614)	$(14,814)

In the three and six months ending June 30, 2022, a revision to the estimated gross profit percentage of a project was recognized due to a positive settlement of a claim from the recently completed project resulting in a cumulative net impact on the project margin, which increased gross profit by $5,638 and $17,362, respectively.

At June 30, 2022 and December 31, 2021, costs to fulfill a contract with a customer recognized as an asset were $4,492 and $5,652, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three and six months ended June 30, 2022 and 2021, the Company amortized $2,061 and $5,909 and $4,452 and $11,756, respectively, of pre-construction costs.
8.	Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At June 30, 2022, the Company had outstanding performance bonds with a notional amount of approximately $976,656. The revenue value remaining in backlog totaled approximately $373,801.

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

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately-owned demolition company. Under the terms of the agreement, the Company received cash of $5,309 and retained the right to receive additional proceeds based upon future collections of outstanding accounts receivable and work in process existing at the date of close. On January 14, 2015, the Company and its subsidiary, NASDI Holdings, LLC, brought an action in the Delaware Court of Chancery to enforce the terms of the Company's agreement to sell NASDI and Yankee. The Company seeks specific performance of the buyer’s obligation to collect and to remit the additional proceeds, and other related relief. Defendants have filed counterclaims alleging that the Company misrepresented the quality of its contracts and receivables prior to the sale. The Company denies the defendants’ allegations. In addition, the Company has been granted a judgment in the amount of $21,934 based upon the buyer’s default of its obligations to indemnify the Company for losses resulting from failure to perform in accordance with terms of surety performance bond. The defendants filed a notice of appeal from that judgment. On April 11, 2022, the Supreme Court of Delaware issued its decision denying that appeal and affirming the Chancery Court judgment.  The Company continues to aggressively pursue collection from the buyer on outstanding amounts owed under the sale and the indemnification. An estimate of a range of potential gains or losses relating to these matters cannot reasonably be made.

On April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act (the “CWA”) arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around one hundred sixty barrels of crude oil in Bay Long, Louisiana. The Company cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and on June 15, 2021, the Company pleaded guilty to the misdemeanor violation alleged in the bill of information and agreed to pay a fine of $1,000. In the first quarter of 2022, the Company entered into a settlement of a civil suit arising from the same matter which was primarily covered by its insurance policies. On June 14, 2022, the Company was sentenced in the criminal matter, and paid a fine of $1,000. The Company had previously deposited $2,000 into the registry of the Court to pay any ordered restitution, however, the Company was not ordered to pay any restitution and the deposited funds, less the amount of the fine and administrative costs, were returned to the Company. The CWA provides that, upon an entity’s conviction of certain offenses, the entity is automatically disqualified from eligibility to receive certain federal contracts, if it will perform any part of the awarded contract at the facility giving rise to the conviction (called the “violating facility”). Accordingly, the Court’s entry of the Company’s conviction under the CWA resulted in the automatic disqualification of the Company’s eligibility to be awarded contracts at the violating facility, which the federal suspension and debarment officer (the “SDO”) determined to be the Company’s field office for the Cheniere Ronquille project, located at 28465 Hwy 23, Port Sulphur, Louisiana. The disqualification was imposed on June 23, 2022 and only applied to the Port Sulphur facility and not the Company as a whole. On the same day, June 23, 2022, the SDO issued a decision reinstating the Company’s Port Sulphur facility based on the SDO’s determination that the Company had addressed the causes of the CWA violation. This matter is now fully resolved and will not have any future impact on the Company’s business, financial condition or results of operations.

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2030. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s New Amended Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its New Amended Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

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

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2022, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 76% of dredging revenues, below the Company’s prior three-year average of 80%.

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

Our Executive Leadership team has established a COVID-19 Command Team that meets as necessary to update contingency plans and address the challenges related to maintaining operations in this evolving economic environment. The Company’s primary focus has been the health and safety of its employees. The Company has implemented paid leave policies and additional sanitary and safety measures to mitigate the risk of infection to employees. On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary measures. The Company is now 100% fully vaccinated against COVID-19, with few accommodations.  Direct COVID-19 related costs were approximately $0.1 million for the second quarter of 2022 compared to approximately $3.0 million in the second quarter of 2021.

In mid-2022, the Company’s corporate employees began transitioning from a hybrid working environment to mostly working in person. The Company is following the protocols published by the U.S. Centers for Disease Control and Prevention, the World Health Organization and state and local governments. As the Company’s employees, customers and communities are facing significant challenges, the Company cannot predict how COVID-19 will evolve or the impact it, or actions taken to contain it, will have on future results. Due to the uncertainty that surrounds this virus, the Company will be continually evaluating safety and operational contingency plans and the potential future impact that this evolving environment has on the Company’s business, financial condition and results of operations.

The Company plans to participate in the offshore wind market and in November 2021, the Company entered into a $197 million contract with Philly Shipyard Inc. to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations with expected delivery of the vessel in the second half of 2024. This vessel represents a significant and critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. The Company has begun bidding on select projects in the offshore wind market and on July 14, 2022, the Company, in consortium with Van Oord, entered into its first contract with Empire Offshore Wind, a joint venture between Equinor and BP, to perform subsea rock installation work for the Empire I and Empire II offshore wind farms in New York.  These wind farms are expected to provide over 2 Gigawatts (“GW”) of renewable energy to the state of New York; enough renewable energy to power more than one million households in New York.

The current Presidential Administration has pushed to accelerate renewable energy developments and has set a target to install 30GW of offshore wind energy generation capacity by 2030 on the U.S. East Coast. In March 2021, the White House announced new initiatives that will advance the administration’s goals to expand the nation’s offshore wind energy capacity in the coming decade by opening new areas of development, improving environmental permitting and increasing public financing for projects  In addition, in February 2022, the Bureau of Ocean Energy Management (the “BOEM”) auctioned more than 480,000 acres in the New York Bight area for six new offshore wind energy leases, which brought in $4.4 billion resulting in the most significant wind lease sale in the United States to date. Additionally, in 2021, the U.S. Senate passed the $1.2 trillion infrastructure bill where the Corps will be granted $11.6 billion in funding to improve the nation’s resilience to the effects of climate change.

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

The Water Resource Development Act bill (the “WRDA”), which authorizes new projects and makes policy changes that will make natural infrastructure and beneficial use of dredged material more common, was included in the Consolidated Appropriations Act 2021 signed into law on December 27, 2020. This continues the trend of WRDA legislation in each session of Congress since 2014. The legislation provides access to the $9.3 billion in unspent HMTF tax collections, establishes a funds distribution process for HMTF funding and approves projects to proceed to construction.  In July 2022, the Senate passed their version of the Water Resources Development Act 2022 (“the WRDA 2022”) which includes legislation that authorizes about $25 billion to help finance 20 new or modified Corps projects for flood and hurricane protection, dredging, ecosystem restoration and other construction projects. Since the House also passed their version recently, the legislation is expected to be conferenced and signed into law by the President in short order.  If this timeline is adhered to, it will be the earliest passage of this legislation in recent history.  In addition, in July 2022, both the Senate and House passed their respective fiscal year 2023 Corps budget proposals.  The Senate’s proposal was $8.7 billion in funding and House’s proposal was $8.9 billion.  Prior to sending to the President for his signature, the House and Senate will meet to agree on a final amount, which will likely be another record budget for the Corps.

The Company has one operating segment, which is also the Company’s one reportable segment and reporting unit.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. The Company experienced regulatory dry dock inspections on two dredges in the second quarter of 2022. An additional dredge was in dry dock for emissions testing.  One vessel remained in regulatory dry dock at quarter end with the expectation of completing its dry dock in the third quarter.

Results of operations

The following tables set forth the components of net income and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(93.0)	(86.5)	(87.3)	(83.9)
Gross profit	7.0	13.5	12.7	16.1
General and administrative expenses	7.2	8.4	7.4	8.8
(Gain) loss on sale of assets—net	—	(0.1)	(0.1)	—
Operating income (loss)	(0.2)	5.2	5.4	7.3
Interest expense—net	(2.3)	(3.9)	(2.2)	(3.8)
Other income (expense)	(0.7)	0.4	(0.4)	0.3
Income (loss) before income taxes	(3.2)	1.7	2.8	3.8
Income tax (provision) benefit	0.6	(0.5)	(0.7)	(0.6)
Net income (loss)	(2.6)	1.2	2.1%	3.2%

Adjusted EBITDA	6.8%	11.9%	11.6%	13.5%

Adjusted EBITDA, as provided herein, represents net income (loss) from continuing operations, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management and investors to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income (loss) to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands)
Net income (loss)	$(4,033)	$2,105	$7,024	$10,919
Adjusted for:
Interest expense—net	3,424	6,657	7,449	13,243
Income tax provision (benefit)	(853)	829	2,432	2,218
Depreciation and amortization	11,614	10,628	22,930	20,681
Adjusted EBITDA	$10,152	$20,219	$39,835	$47,061

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2022	2021	Change	2022	2021	Change
Dredging:
Capital—U.S.	$89,693	$79,399	13.0%	$190,704	$157,005	21.5%
Capital—foreign	—	1,613	(100.0)%	—	6,322	(100.0)%
Coastal protection	45,119	46,631	(3.2)%	117,036	93,262	25.5%
Maintenance	12,648	37,278	(66.1)%	32,460	82,579	(60.7)%
Rivers & lakes	1,968	4,993	(60.6)%	3,577	8,379	(57.3)%
Total revenues	$149,428	$169,914	(12.1)%	$343,777	$347,547	(1.1)%

Total revenue was $149.4 million for the three months ended June 30, 2022, down $20.5 million, or 12.1%, from $169.9 million for the same period in the prior year. For the three months ended June 30, 2022, the Company experienced a decrease in maintenance, rivers & lakes, coastal protection and foreign capital revenue as compared to the same period in the prior year. This decrease was partially offset by an increase in domestic capital revenue during the second quarter of 2022 as compared to the same period in the prior year. For the six months ended June 30, 2022, total revenue was $343.8 million, down from revenue of $347.5 million for the same period in the prior year, representing a decrease of $3.7 million or 1.1%. For the six months ended June 30, 2022, the Company experienced a decrease in maintenance, rivers & lakes and foreign capital revenue as compared to the same period in the prior year. This decrease was slightly offset by an increase in domestic capital and coastal protection revenues during the current period as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended June 30, 2022, domestic capital dredging revenue was $89.7 million, up $10.3 million, or 13.0%, compared to $79.4 million for the same period in 2021. The increase in capital dredging revenues for the three months ended June 30, 2022 was mostly due to a greater amount of revenue earned on projects in Virginia, Texas, Louisiana, Maine and Alabama in the second quarter of 2022 when compared to the same period in the prior year. This increase was partially offset by revenue earned on projects in South Carolina and Massachusetts in the prior year. For the six months ended June 30, 2022, domestic capital revenue was $190.7 million compared to $157.0 million for the same period in 2021, representing an increase of $33.7 million, or 21.5%. The increase in capital dredging revenues for the six months ended June 30, 2022 was mostly due to a greater amount of revenue earned on projects in Texas, Maine, Virginia, Alabama, Louisiana, Massachusetts and Florida in the current year period when compared to the prior year. This increase was partially offset by revenue earned on projects in South Carolina and Mississippi in the prior year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the three and six months ended June 30, 2022, there was no foreign capital revenue compared to $1.6 million and $6.3 million in the three and six months ended June 30, 2021.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended June 30, 2022 was $45.1 million, a decrease of $1.5 million, or 3.2%, compared to $46.6 million in the prior year period. The decrease in coastal protection revenues for the three months ended June 30, 2022 was mostly attributable to a lower amount of revenue earned on projects in North Carolina and Florida in the current year period when compared to the prior year. This decrease was slightly offset by revenue earned on projects in New York and New Jersey in the current year. Coastal protection revenue for the six months ended June 30, 2022 was $117.0 million, representing an increase of $23.7 million or 25.5%, from $93.3 million for the same period in 2021. The increase in coastal protection revenues for the six months ended June 30, 2022 was mostly due to a greater amount of revenue earned on projects in North Carolina, New York and New Jersey in the current year period when compared to the prior year. This increase was partially offset by less revenue earned on projects in Florida and Louisiana in the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the second quarter of 2022 was $12.6 million, down $24.7 million, or 66.1%, from $37.3 million in the same period of 2021. The decrease in maintenance revenues for the three months ended June 30, 2022 was mostly attributable to a decrease in revenue earned on projects in Louisiana and Florida, from the prior year. This decrease was partially offset by an increase in revenue earned on projects in North Carolina in the current year. Maintenance revenue for the six months ended June 30, 2022 was $32.5 million, a decrease of $50.1 million, or 60.7%, compared to $82.6 million for the comparable period in the prior year. The decrease in maintenance revenues for the six months ended June 30, 2022 was mostly due to a lower amount of revenue earned on projects in Louisiana, Florida and Texas in the current year period when compared to the prior year. This decrease was partially offset by more revenue earned on projects in North Carolina in the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the second quarter of 2022, rivers & lakes revenue was $2.0 million, a decrease of $3.0 million, or 60.6%, from $5.0 million during the same period of 2021. The decrease in river and lakes revenue for the three months ended June 30, 2022 was mostly attributable to a decrease in revenue earned on projects in Mississippi and Texas in the current year. This decrease was partially offset by an increase in revenue earned on a project in Tennessee in the current year. Rivers & lakes revenue for the six months ended June 30, 2022 was $3.6 million, down $4.8 million, or 57.1%, from $8.4 million for the same period in the prior year. The decrease in rivers & lakes revenues for the six months ended June 30, 2022 was mostly due to a lower amount of revenue earned on projects in Mississippi, Texas and Kansas in the current year period, when compared to the prior year. This decrease was partially offset by an increase in revenue earned on a project in Tennessee in the current year.

Consolidated gross profit for the quarter ended June 30, 2022 was $10.5 million, down $12.4 million, or 54%, compared to $22.9 million in same period of 2021. The lower gross profit experienced for the three months ended June 30, 2022, was driven by a decrease in profitability of the Company’s maintenance, rivers & lakes and costal protection dredging projects in the quarter when compared to the same period in the prior year, offset slightly by higher gross profit in domestic capital dredging projects in the current quarter. Consolidated gross profit for the six months ended June 30, 2022 was $43.5 million, down $12.5 million, or 22.3%, compared to $56.0 million in the same period of the prior year. Gross profit margin for the six months ended June 30, 2022 was down to 12.7% from 16.1% in the same period in the prior year. The lower gross profit experienced for the six months ended June 30, 2022 was driven by supply chain delays and high inflation which led to a decrease in the profitability of the Company’s maintenance, rivers & lakes and costal protection dredging projects.  This decrease was offset slightly by higher gross profit in domestic capital and foreign capital dredging projects in the current year period.  Supply chain delays impacted drydockings and caused dredges to be delayed when mobilizing to their projects and rapidly increasing inflation impacted the cost of labor, operating supplies and drydockings, all of which negatively impacted gross margin.

During the three and six months ended June 30, 2022, general and administrative expenses were $10.8 million and $25.4 million, respectively, compared to the same periods in the prior year in which the three and six months totaled $14.2 million and $30.5 million, respectively. For the three and six months ended June 30, 2022, general and administrative expenses include lower incentive pay and profit sharing in addition to lower relocation expenses related to the headquarters move to Texas.

Operating loss for the second quarter of 2022 was $0.3 million, down $9.1 million compared to operating income of $8.8 million for the same quarter in 2021. Operating income for the six months ended June 30, 2022 was $18.4 million, down $7.1 million from operating income of $25.5 million in the same period of the prior year. The decrease in operating income for the three and six months ended June 30, 2022 was a result of lower gross profit in the current year when compared to the same period in the prior year.  This decrease was partially offset by lower general and administrative expenses in the current year when compared to the same period in the prior year.

For the three months ended June 30, 2022, net interest expense was $3.4 million, $3.3 million lower compared to $6.7 million for the same period in the prior year. Net interest expense for the six months ended June 30, 2022 was $7.4 million, $5.8 million lower compared with $13.2 million for the same period in the prior year.  The decrease in net interest expense was primarily due to the refinancing of the senior notes in May 2021 at a lower interest rate and an increase in capitalized interest due to the extensive new build program.

Income tax benefit for the three months ended June 30, 2022 was $0.9 million compared to an income tax provision of $0.8 million for the same period in the prior year. For the six months ended June 30, 2022 and 2021, the Company had an income tax provision of $2.4 million and $2.2 million, respectively. The effective tax rate for the six months ended June 30, 2022 was 25.7%, up 8.8% from the effective tax rate of 16.9% for the same period of 2021. The increase in the effective tax rate was primarily due to a one-time benefit associated with a stock compensation tax deduction in the first quarter of the prior year.

Net loss for the quarter ended June 30, 2022 was $4.0 million, down $6.1 million from net income of $2.1 million in the same quarter in the prior year. Diluted earnings (loss) per share was $(0.06) for the three months ended June 30, 2022, compared to $0.03 for the three months ended June 30, 2021. The decrease in net income for the three months ended June 30, 2022 was primarily due to the decrease in gross profit in the current year quarter, partially offset by a decrease in general and administrative expense and net interest expense in the current year quarter. Net income for the six months ended June 30, 2022 was $7.0 million, down $3.9 million, down 36%, from $10.9 million for the same period in the prior year. Diluted earnings per share were $0.11 and $0.16 for the six months ended June 30, 2022 and 2021, respectively. The decrease in net income for the six months ended June 30, 2022 was driven by the decrease to gross profit. This decrease was slightly offset by a decrease in general and administrative and net interest expense during the current year when compared to the same period in the prior year.

Adjusted EBITDA (as defined on page 20) for the quarter ended June 30, 2022 was $10.2 million, down $10.0 million, from $20.2 million in the same quarter in the prior year. The decrease in Adjusted EBITDA during the second quarter of 2022 was driven by the decrease in gross profit, excluding depreciation partially offset by a decrease in general and administrative expense. For the six months ended June 30, 2022 Adjusted EBITDA was $39.8 million, down $7.3 million, or 16%, from $47.1 million during the same period in the prior year. The decrease in Adjusted EBITDA during the first six months of 2022 was driven primarily by the decrease in gross profit, excluding depreciation and other income.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2022	2021	2021
Dredging:
Capital - U.S.	$246,042	$398,748	$320,820
Capital - foreign	—	—	269
Coastal protection	76,978	99,048	51,204
Maintenance	43,561	50,966	67,440
Rivers & lakes	7,220	2,826	14,669
Total backlog	$373,801	$551,588	$454,402

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 53% of the Company’s June 30, 2022 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business.

The domestic dredging bid market for the quarter ended June 30, 2022 was $938.1 million, a $405.7 million increase compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for three coastal protection projects in North Carolina, Charleston Maintenance project in South Carolina, an access channel dredging project in New Jersey, coastal storm risk management project and channel maintenance project in New York. The Company won 11.1% of the overall domestic bid market for the six months ended June 30, 2022, which is lower than the Company’s prior three-year average of 35.0%, primarily due to an atypical bid market with projects out to bid that the Company would not typically bid on. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $373.8 million at June 30, 2022 compared to $551.6 million of backlog at December 31, 2021. These amounts do not reflect approximately $540.9 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at June 30, 2022. At December 31, 2021, the amount of domestic low bids and options pending award was $567.3 million.

Domestic capital dredging backlog at June 30, 2022 decreased by $152.7 million from December 31, 2021.  In the three months ended June 30, 2022, the Company was awarded one domestic capital dredging project in New Jersey totaling $7.0 million. During the six months ended June 30, 2022, the Company continued to earn revenue on deepening projects in Louisiana, Texas, Alabama, Florida, South Carolina, Virginia, Massachusetts, New Hampshire and Maine, multiple coastal restoration projects in Louisiana, and a liquefied natural gas project in Louisiana. Government funded projects coming into the pipeline include the Freeport Reaches, AOC deepening, Port of Houston, Corpus Christi and additional phases of Mobile deepening. These projects continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. In addition to the government funded deepening projects, the Company also has a port deepening project in Texas.  The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

There was no foreign capital dredging backlog at June 30, 2022 and December 31, 2021 and there are no future foreign projects in the pipeline.

Coastal protection dredging backlog at June 30, 2022 decreased $22.1 million from December 31, 2021.  In the six months ended June 30, 2022, the Company was awarded $95.0 million of coastal protection projects, including three projects in North Carolina and one in New York.  During the six months ended June 30, 2022, the Company continued to earn revenue on coastal protection projects in New

Jersey, New York, North Carolina and Florida which were in backlog at December 31, 2021. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance.

Maintenance dredging backlog at June 30, 2022 decreased $7.4 million from December 31, 2021. In the three months ended June 30, 2022, the Company was awarded one maintenance project in New York totaling $2.7 million and one maintenance project in South Carolina totaling $17.6 million.  During the six months ended June 30, 2022, the Company continued to earn revenue on projects in Louisiana, Mississippi and North Carolina that were in backlog at December 31, 2021. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

Rivers & lakes backlog at June 30, 2022 increased $4.4 million compared to backlog at December 31, 2021. For the six months ended June 30, 2022, the Company continued to earn revenue on projects in Tennessee and Mississippi which were in backlog at December 31, 2021.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities for the six months ended June 30, 2022 and 2021 was the source of $0.8 million and $35.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities during the six months ended June 30, 2022, compared to the same period in the prior year, was due to a decrease in net income as well as an increase in working capital due to an increase in contract revenues in excess of billings during the current year when compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the six months ended June 30, 2022 and 2021 were $69.6 million and $64.6 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. The Company is currently building a 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first quarter of 2023, additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first quarter of 2025.  In November 2021, the Company entered into a $197 million contract with Philly Shipyard Inc. to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new U.S. offshore wind industry with expected delivery in the second half of 2024.  In July 2021, the Company announced a contract to build two multifunctional all-purpose vessels (“multicats”).   During the six months ended June 30, 2022, the Company invested $16.0 million in the new hopper dredge, $18.2 million in multicats and scows and $2.7 million in the rock installation vessel.  The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations and revolver availability.

The Company’s cash flows used in financing activities for the six months ended June 30, 2022 and 2021 totaled $1.2 million and $6.7 million, respectively. The decrease in cash used in financing activities relates to greater new debt financing fees in the prior year period in addition to changes in the taxes paid on settlement of vested shares awards and a decrease in the exercise of options and purchases from the Company’s employee stock purchase plan.

The Company maintains a favorable cash on hand position and revolver availability and, as a result, is well positioned for changes in the current economic environment.

Commitments, contingencies and liquidity matters

Refer to Note 4, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s New Amended Credit Agreement and Senior Notes. Additionally, refer to Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

The Company intends to upgrade its existing domestic fleet by acquiring or building new vessels, equipment and technology to increase productivity and efficiency and further enhance safety. Existing cash on hand, future net cash flows, debt financing and new leases are all available funding resources from which the Company will evaluate its options when considering these upgrades.

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the New Amended Credit Agreement and bonding agreements, depends on its future operating performance and cash flows, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

The market risk of the Company’s financial instruments as of June 30, 2022 has not materially changed since December 31, 2021. The market risk profile of the Company on December 31, 2021 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes during the six months ended June 30, 2022 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Date:  August 2, 2022