Form 10-Q
period 2022-09-30
Great Lakes Dredge & Dock CORP
filed 2022-11-01
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, 66,169,959 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2022

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,833	$145,459
Accounts receivable—net	68,670	82,953
Contract revenues in excess of billings	61,638	39,844
Inventories	27,302	30,760
Prepaid expenses and other current assets	36,336	28,416
Total current assets	232,779	327,432

PROPERTY AND EQUIPMENT—Net	517,839	455,102
OPERATING LEASE ASSETS	86,158	62,233
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	82,149	65,049
OTHER	8,019	11,278
TOTAL	$1,003,520	$997,670

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,248	$85,566
Accrued expenses	37,667	37,626
Operating lease liabilities	22,668	16,729
Billings in excess of contract revenues	5,451	14,814
Total current liabilities	147,034	154,735

LONG-TERM DEBT	321,383	320,971
OPERATING LEASE LIABILITIES—Noncurrent	64,316	45,986
DEFERRED INCOME TAXES	67,188	68,497
OTHER	6,693	8,484
Total liabilities	606,614	598,673

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 66,167 and 65,746 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	6	6
Additional paid-in capital	310,640	308,482
Retained earnings	87,483	90,369
Accumulated other comprehensive income (loss)	(1,223)	140
Total equity	396,906	398,997
TOTAL	$1,003,520	$997,670

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Contract revenues	$158,346	$168,638	$502,123	$516,185
Costs of contract revenues	154,547	132,357	454,788	423,906
Gross profit	3,799	36,281	47,335	92,279
General and administrative expenses	13,292	15,167	38,716	45,713
Gain on sale of assets—net	(40)	(291)	(358)	(323)
Operating income (loss)	(9,453)	21,405	8,977	46,889
Interest expense—net	(3,551)	(4,214)	(11,000)	(17,457)
Other income (expense)	(253)	(204)	(1,778)	692
Income (loss) before income taxes	(13,257)	16,987	(3,801)	30,124
Income tax (provision) benefit	3,347	(3,181)	915	(5,399)
Net income (loss)	$(9,910)	$13,806	$(2,886)	$24,725

Basic earnings (loss) per share	$(0.15)	$0.21	$(0.04)	$0.38
Basic weighted average shares	66,111	65,691	66,010	65,535

Diluted earnings (loss) per share	$(0.15)	$0.21	$(0.04)	$0.37
Diluted weighted average shares	66,111	66,311	66,010	66,246

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income (loss)	$(9,910)	$13,806	$(2,886)	$24,725
Net change in cash flow derivative hedges—net of tax (1)	(7,222)	(1,211)	(1,363)	1,079
Comprehensive income (loss)	$(17,132)	$12,595	$(4,249)	$25,804

(1)
Net of income tax benefit of $2,176 and $409 for the three months ended September 30, 2022 and 2021, respectively. Net of income tax (provision) benefit of $197 and $(364) for the nine months ended September 30, 2022 and 2021, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE—January 1, 2022	65,746	$6	$308,482	$90,369	$140	$398,997
Share-based compensation	30	—	2,837	—	—	2,837
Vesting of restricted stock units and impact of shares withheld for taxes	212	—	(1,827)	—	—	(1,827)
Exercise of options and purchases from employee stock plans	179	—	1,148	—	—	1,148
Net loss	—	—	—	(2,886)	—	(2,886)
Other comprehensive loss—net of tax	—	—	—	—	(1,363)	(1,363)
BALANCE—September 30, 2022	66,167	$6	$310,640	$87,483	$(1,223)	$396,906

BALANCE—January 1, 2021	65,023	$6	$304,757	$40,937	$968	$346,668
Share-based compensation	131	—	3,772	—	—	3,772
Vesting of restricted stock units and impact of shares withheld for taxes	431	—	(3,785)	—	—	(3,785)
Exercise of options and purchases from employee stock plans	152	—	2,321	—	—	2,321
Net income	—	—	—	24,725	—	24,725
Other comprehensive income—net of tax	—	—	—	—	1,079	1,079
BALANCE—September 30, 2021	65,737	$6	$307,065	$65,662	$2,047	$374,780

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE—June 30, 2022	66,083	6	308,790	97,393	5,999	$412,188

Share-based compensation	14	—	1,285	—	—	1,285
Exercise of options and purchases from employee stock plans	70	—	565	—	—	565
Net loss	—	—	—	(9,910)	—	(9,910)
Other comprehensive loss—net of tax	—	—	—	—	(7,222)	(7,222)
BALANCE—September 30, 2022	$66,167	$6	$310,640	$87,483	$(1,223)	$396,906

BALANCE—June 30, 2021	65,654	$6	$304,977	$51,856	$3,258	$360,097

Share-based compensation	58	—	1,207	—	—	1,207
Vesting of restricted stock units and impact of shares withheld for taxes	21	—	—	—	—	—
Exercise of options and purchases from employee stock plans	4	—	881	—	—	881
Net income	—	—	—	13,806	—	13,806
Other comprehensive loss—net of tax	—	—	—	—	(1,211)	(1,211)
BALANCE—September 30, 2021	65,737	$6	$307,065	$65,662	$2,047	$374,780

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(2,886)	$24,725
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	33,977	31,674
Deferred income taxes	(915)	5,399
Gain on sale of assets	(358)	(323)
Amortization of deferred financing fees	900	2,032
Share-based compensation expense	2,837	3,772
Changes in assets and liabilities:
Accounts receivable	14,284	(4,697)
Contract revenues in excess of billings	(21,794)	(1,238)
Inventories	(13,642)	(1,157)
Prepaid expenses and other current assets	(8,038)	8,719
Accounts payable and accrued expenses	(1,607)	(12,235)
Billings in excess of contract revenues	(9,363)	(13,856)
Other noncurrent assets and liabilities	(46)	(7)
Cash provided by (used in) operating activities	(6,651)	42,808
INVESTING ACTIVITIES:
Purchases of property and equipment	(102,568)	(81,801)
Proceeds from dispositions of property and equipment	2,100	4,180
Cash used in investing activities	(100,468)	(77,621)
FINANCING ACTIVITIES:
Deferred financing fees	(828)	(4,395)
Proceeds from issuance of debt	—	325,000
Repayments of debt	—	(325,000)
Taxes paid on settlement of vested share awards	(1,827)	(3,785)
Exercise of options and purchases from employee stock plans	1,148	2,321
Cash used in financing activities	(1,507)	(5,859)
Net decrease in cash, cash equivalents and restricted cash	(108,626)	(40,672)
Cash, cash equivalents and restricted cash at beginning of period	147,459	216,510
Cash, cash equivalents and restricted cash at end of period	$38,833	$175,838

Cash and cash equivalents	$38,833	$173,838
Restricted cash included in other long-term assets	—	2,000
Cash, cash equivalents and restricted cash at end of period	$38,833	$175,838

Supplemental Cash Flow Information
Cash paid for interest	$8,954	$14,013
Cash paid for income taxes	$1,265	$359

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$11,123	$7,049

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.
Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2022 and December 31, 2021, and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. The Company performed its most recent annual test of impairment as of July 1, 2022 with no indication of impairment as of the test date. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2023.

The condensed consolidated results of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.
Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income (loss)	$(9,910)	$13,806	$(2,886)	$24,725

Weighted-average common shares outstanding — basic	66,111	65,691	66,010	65,535
Effect of stock options and restricted stock units	-	620	-	711

Weighted-average common shares outstanding — diluted	66,111	66,311	66,010	66,246

Earnings (loss) per share — basic	$(0.15)	$0.21	$(0.04)	$0.38
Earnings (loss) per share — diluted	$(0.15)	$0.21	$(0.04)	$0.37

For the three and nine months ended September 30, 2022, 309 and 478 stock options and restricted stock units, respectively, were excluded from the diluted weighted average common shares outstanding because the Company incurred a loss for the quarter and nine months ended September 30, 2022.

3.
Accrued expenses

Accrued expenses at September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

Insurance	$19,074	$12,821
Other	7,007	6,427
Payroll and employee benefits	4,240	13,533
Interest	5,736	1,460
Income and other taxes	1,610	2,941
Contract reserves	—	444
Total accrued expenses	$37,667	$37,626

4.
Long-term debt

Credit agreement

On July 29, 2022, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Great Lakes U.S. Fleet Management, LLC, and Drews Services LLC (collectively with the Company, the “Credit Parties”) entered into a second amended and restated revolving credit and security agreement (as amended, supplemented or otherwise modified from time to time, the “Amended Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator. The Amended Credit Agreement amends and restates the prior Amended Credit Agreement dated as of May 3, 2019 by and among the financial institutions from time to time party thereto as lenders, the Agent and the Credit Parties party thereto such that the terms and conditions of the prior credit agreement have been subsumed and replaced in their entirety by the terms and conditions of the Amended Credit Agreement, including the amount available under the revolving credit facility. The terms of the Amended Credit Agreement are summarized below.

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

The Amended Credit Agreement contains a green loan option where the Company can borrow at the lower interest rates described below so long as such funds are used to fund capital investments related to renewable energy and clean transportation projects and are consistent with green loan principles. The green loan option is subject to a $35,000 sublimit.

The Amended Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not less than 1.10 to 1.00. The springing financial covenant is triggered when the undrawn availability of the Amended Credit Agreement is less than 12.5% of the maximum loan amount for five consecutive days. The Amended Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Amended Credit Agreement will be unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the Amended Credit Agreement will be used to pay fees and expenses related to the Amended Credit Agreement, finance acquisitions permitted under the Amended Credit Agreement, finance ongoing working capital, for other general corporate purposes, and with respect to any green loan, fund capital investments related to renewable energy and clean transportation projects. The Amended Credit Agreement matures on the earlier of July 29, 2027 or the date that is ninety-one (91) days prior to the scheduled maturity date of the Company’s unsecured senior notes, which is currently June 1, 2029, if the Company fails to refinance its unsecured senior notes prior to their scheduled maturity date but only if such scheduled maturity date is prior to the maturity date of the Amended Credit Agreement.

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

Interest on the senior secured revolving credit facility of the Amended Credit Agreement is equal to either a Domestic Rate option or Secured Overnight Financing Rate (“SOFR”) option, at the Company’s election. As of July 29, 2022, (a) the Domestic Rate option is the highest of (1) the base commercial lending rate of PNC Bank, National Association, as publicly announced, (2) the sum of the overnight bank funding rate plus 0.5% and (3) the sum of the daily simple SOFR plus 1.0%, so long as a daily Simple SOFR is offered, ascertainable and not unlawful and (b) the SOFR option is the rate that applies for the applicable interest period determined by the Agent and based on the rate published by the CME Group Benchmark Administration Limited (or a successor administrator). After the date on which a borrowing base certificate is required to be delivered under Section 9.2 of the Amended Credit Agreement (commencing with the fiscal quarter ending September 30, 2022), the Domestic Rate option will be the Domestic Rate plus an interest margin ranging between 0.25% and 0.75% and the SOFR option will be the SOFR plus an interest margin ranging between 1.25% and 1.75%, in each case, depending on the quarterly average undrawn availability on the Amended Credit Agreement. Additionally, the Company will have an option to borrow at Green Loan Advance Rates, each of which will be 0.05% lower than the corresponding applicable rate if the Company certifies that it will use such proceeds to invest in renewable energy and clean transportation projects and it complies with green loan principles.

As of September 30, 2022 and December 31, 2021, the Company had no borrowings outstanding on the revolver. There were $16,247 and $25,127 of letters of credit outstanding and $245,856 and $174,546 of availability under the Amended Credit Agreement or the prior credit agreement as of September 30, 2022 and December 31, 2021, respectively. Availability is suppressed by $37,897 and $327, respectively, as of September 30, 2022 and December 31, 2021, as a result of certain limitations of borrowing related to reserves and compliance with the Company's obligations set forth in the Amended Credit Agreement or the prior credit agreement.

Senior Notes and subsidiary guarantors

In May 2021, the Company sold $325,000 of unsecured 5.25% Senior Notes (the “2029 Notes”) pursuant to a private offering. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325,000 aggregate principal amount of its outstanding 8.000% Senior Notes due 2022.

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

		Fair Value at
	Fair Value
	Hierarchy	September 30, 2022		December 31, 2021
	Levels	Assets	Liabilities	Assets	Liabilities

Derivatives designated as cash flow hedging instruments:
Fuel Hedge Contracts	2	$512	$—	$630	$—
Foreign Currency Exchange Hedge Contracts	2	—	1,442	—	—
Total derivatives		$512	$1,442	$630	$-

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

As of September 30, 2022, the Company was party to various swap arrangements to hedge a portion of the price of its diesel fuel purchase requirements for work in its dredging backlog to be performed through September 2023. As of September 30, 2022, there were 5.3 million gallons remaining on these contracts representing forecasted domestic fuel purchases through September 2023. Under these swap agreements, the Company will pay fixed prices ranging from $1.91 to $3.95 per gallon.

At September 30, 2022 and December 31, 2021, the fair value asset of the fuel hedge contracts were estimated to be $512 and $630, respectively, and are recorded in prepaid expenses and other current assets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2022 were $9,754. The remaining gains and losses included in accumulated other comprehensive income (loss) at September 30, 2022 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

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

As of September 30, 2022, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. As of September 30, 2022, there were 17.5 million Euro of payments remaining on these hedge contracts which is the full value of the hedge contacts through November 2024 as the first settlement will not occur until fourth quarter of 2022. Under these hedge contracts, the Company will pay fixed prices ranging from $0.97 to $1.13 per Euro.

As of September 30, 2022, the fair value liability of foreign currency exchange hedge contracts was estimated to be $1,442 and is recorded in accrued liabilities. There were no foreign currency exchange hedge contracts as of December 31, 2021. For foreign currency exchange hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2022 were $0. The remaining gains and losses included in accumulated other comprehensive income (loss) at September 30, 2022 will be reclassified into earnings over the next twenty-six months, corresponding to the period during which the hedged currency is expected to be utilized. Changes in the fair value of foreign currency exchange hedge contracts not considered highly effective are recorded as other expenses in the Statement of Operations. The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative gains to earnings—net of tax	$(2,358)	$(1,793)	$(9,558)	$(5,197)
Change in fair value of derivatives—net of tax	(3,590)	582	9,228	6,276
Net change in cash flow derivative fuel hedges—net of tax	$(5,948)	$(1,211)	$(330)	$1,079

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative gains to earnings—net of tax	$(196)	$—	$(196)	$—
Change in fair value of derivatives—net of tax	(1,078)	—	(837)	—
Net change in cash flow derivative foreign currency hedges—net of tax	$(1,274)	$—	$(1,033)	$—
Total net change in cash flow derivative hedges—net of tax	$(7,222)	$(1,211)	$(1,363)	$1,079

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2022	2021	2022	2021
Derivatives:
	Costs of contract revenues	$(3,154)	$(2,399)	$(12,786)	$(6,953)
	Income tax provision	(600)	(606)	(3,032)	(1,756)
		$(2,554)	$(1,793)	$(9,754)	$(5,197)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit agreement approximates fair value. In May 2021, the Company sold $325,000 of the 2029 Notes, which were outstanding at September 30, 2022 (see Note 4, Long-term debt). The 2029 Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 2029 Notes. The fair value of the 2029 Notes was $250,445 at September 30, 2022, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the nine months ended September 30, 2022, the Company granted 606 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,285 and $1,207 for the three months ended September 30, 2022 and 2021, respectively. Compensation cost charged to expense related to share-based compensation arrangements was $2,837 and $3,772 for the nine months ended September 30, 2022 and 2021, respectively.

7.
Revenue

At September 30, 2022, the Company had $452,587 of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include approximately $50,000 of performance obligations related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the inclined fall-pipe vessel for subsea rock installation which is expected to be delivered in the second half of 2024. Approximately 38% of the Company’s dredging backlog is expected to be completed in 2022 with the remaining balance expected to be completed in 2023.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2022	2021	2022	2021
Dredging:
Capital—U.S.	$90,574	$111,481	$281,278	$268,485
Capital—foreign	—	274	—	6,596
Coastal protection	36,934	15,945	153,970	109,208
Maintenance	26,202	35,052	58,662	117,631
Rivers & lakes	4,636	5,886	8,213	14,265
Total revenues	$158,346	$168,638	$502,123	$516,185

The Company’s contract revenues by type of customer, for the periods indicated, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2022	2021	2022	2021
Dredging:
Federal government	$62,228	$137,605	$325,162	$395,668
State and local government	91,544	17,058	167,067	88,902
Private	4,574	13,701	9,894	25,019
Foreign	—	274	—	6,596
Total revenues	$158,346	$168,638	$502,123	$516,185

Accounts receivable at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Completed contracts	$10,932	$10,612
Contracts in progress	50,258	65,415
Retainage	8,044	7,490
	69,234	83,517
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$68,670	$82,953

The components of contracts in progress at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$236,255	$270,998
Amounts billed	(208,494)	(240,941)
Costs and earnings in excess of billings for contracts in progress	27,761	30,057
Costs and earnings in excess of billings for completed contracts	34,984	10,894
Total contract revenues in excess of billings	$62,745	$40,951

Current portion of contract revenues in excess of billings	$61,638	$39,844
Long-term contract revenues in excess of billings	1,107	1,107
Total contract revenues in excess of billings	$62,745	$40,951

Billings in excess of costs and earnings:
Amounts billed	$(38,170)	$(224,381)
Costs and earnings for contracts in progress	32,719	209,567
Total billings in excess of contract revenues	$(5,451)	$(14,814)

In the three and nine months ending September 30, 2022, a revision to the estimated gross profit percentage of a project was recognized due to a positive settlement of a claim from the recently completed project resulting in a cumulative net impact on the project margin, which increased gross profit by $4,880 and $22,242, respectively.

At September 30, 2022 and December 31, 2021, costs to fulfill a contract with a customer recognized as an asset were $5,450 and $5,652, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three and nine months ended September 30, 2022, the Company amortized $2,856 and $7,308, respectively, of pre-construction costs. During the three and nine months ended September 30, 2021, the Company amortized $3,687 and $15,443, respectively, of pre-construction costs.

8.
Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2022, the Company had outstanding performance bonds with a notional amount of approximately $1,214,315. The revenue value remaining in dredging backlog totaled approximately $452,587.

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

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. The Company will defend itself vigorously on all matters. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims. The Company records an accrual when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of its proceedings, individually or in the aggregate, would be expected to have a material effect on results of operations, cash flows or financial condition.

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

On April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act (the “CWA”) arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around one hundred sixty barrels of crude oil in Bay Long, Louisiana. The Company cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and on June 15, 2021, the Company pleaded guilty to the misdemeanor violation alleged in the bill of information and agreed to pay a fine of $1,000. In the first quarter of 2022, the Company entered into a settlement of a civil suit arising from the same matter which was primarily covered by its insurance policies. On June 14, 2022, the Company was sentenced in the criminal matter, and paid a fine of $1,000. The Company had previously deposited $2,000 into the registry of the Court to pay any ordered restitution; however, the Company was not ordered to pay any restitution and the deposited funds, less the amount of the fine and administrative costs, were returned to the Company. The CWA provides that, upon an entity’s conviction of certain offenses, the entity is automatically disqualified from eligibility to receive certain federal contracts, if it will perform any part of the awarded contract at the facility giving rise to the conviction (called the “violating facility”). Accordingly, the Court’s entry of the Company’s conviction under the CWA resulted in the automatic disqualification of the Company’s eligibility to be awarded contracts at the violating facility, which the federal suspension and debarment officer (the “SDO”) determined to be the Company’s field office for the Cheniere Ronquille project, located at 28465 Hwy 23, Port Sulphur, Louisiana. The disqualification was imposed on June 23, 2022, and only applied to the Port Sulphur facility and not the Company as a whole. On the same day, June 23, 2022, the SDO issued a decision reinstating the Company’s Port Sulphur facility based on the SDO’s determination that the Company had addressed the causes of the CWA violation. This matter is now fully resolved and will not have any future impact on the Company’s business, financial condition or results of operations.

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

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2022, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 65% of dredging revenues, below the Company’s prior three-year average of 80%.

Throughout the coronavirus ("COVID-19") pandemic, the Company’s primary focus has been the health and safety of its employees. The Company has implemented paid leave policies and additional sanitary and safety measures to mitigate the risk of infection to employees. On vessels and job sites, the Company has instituted fewer employee shift changes and increased sanitary measures. The Company is now 100% fully vaccinated against COVID-19, with few accommodations. For the three months ending September 30, 2022, COVID-19 related costs were not material. Direct COVID-19 related costs were approximately $1.2 million for the nine months ending September 30, 2022 compared to approximately $9.4 million for the nine months ending September 30, 2021.

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

The current Presidential Administration has pushed to accelerate renewable energy developments and announced last year the goal of 30GW of offshore wind energy generation capacity by 2030 on the U.S. East Coast and provided access to $3.0 billion in federal loan guarantees for offshore wind projects. In March 2021, the White House announced new initiatives that will advance the administration’s goals to expand the nation’s offshore wind energy capacity in the coming decade by opening new areas of development, improving environmental permitting and increasing public financing for projects. In addition, in February 2022, the Bureau of Ocean Energy Management (the “BOEM”) auctioned more than 480,000 acres in the New York Bight area for six new offshore wind energy leases, which brought in $4.4 billion resulting in the most significant wind lease sale in the United States to date. Additionally, in 2021, the U.S. Senate passed the $1.2 trillion infrastructure bill where the Corps will be granted $11.6 billion in funding to improve the nation’s resilience to the effects of climate change.

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

The Water Resources Development Act bill (the “WRDA”), which authorizes new projects and makes policy changes that will make natural infrastructure and beneficial use of dredged material more common, was included in the Consolidated Appropriations Act 2021 signed into law on December 27, 2020. This continues the trend of WRDA legislation in each session of Congress since 2014. The legislation provides access to the $9.3 billion in unspent HMTF tax collections, establishes a funds distribution process for HMTF funding and approves projects to proceed to construction. In July 2022, the Senate passed their version of the Water Resources Development Act 2022 (“the WRDA 2022”) which includes legislation that authorizes about $25 billion to help finance 20 new or modified Corps projects for flood and hurricane protection, dredging, ecosystem restoration and other construction projects. Since the House also passed their version recently, the legislation is expected to be conferenced and signed into law by the President before the end of 2022. In addition, in July 2022, both the Senate and House passed their respective fiscal year 2023 Corps budget proposals. The Senate’s proposal was $8.7 billion in funding and House’s proposal was $8.9 billion. Prior to sending to the President for his signature, the House and Senate will meet to agree on a final amount, which will likely be another record budget for the Corps. This will be under continuing resolution until mid-December 2022.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. The Company experienced regulatory dry dock inspections on three dredges in the third quarter of 2022 with an additional vessel out for repairs and expected to return to perform work soon. Two of the dry dock vessels remained in regulatory dry dock at quarter end with the expectation of completing their dry docks in the fourth quarter.

The Company has one operating segment, which is also the Company’s one reportable segment and reporting unit.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(97.6)	(78.5)	(90.6)	(82.1)
Gross profit	2.4	21.5	9.4	17.9
General and administrative expenses	8.4	9.0	7.7	8.9
Gain on sale of assets—net	—	(0.2)	(0.1)	(0.1)
Operating income (loss)	(6.0)	12.7	1.8	9.1
Interest expense—net	(2.2)	(2.5)	(2.2)	(3.4)
Other income (expense)	(0.2)	(0.1)	(0.4)	0.1
Income (loss) before income taxes	(8.4)	10.1	(0.8)	5.8
Income tax (provision) benefit	2.1	(1.9)	0.2	(1.0)
Net income (loss)	(6.3)	8.2	(0.6)%	4.8%

Adjusted EBITDA	0.8%	19.1%	8.2%	15.4%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands)
Net income (loss)	$(9,910)	$13,806	$(2,886)	$24,725
Adjusted for:
Interest expense—net	3,551	4,214	11,000	17,457
Income tax provision (benefit)	(3,347)	3,181	(915)	5,399
Depreciation and amortization	11,047	10,993	33,977	31,674
Adjusted EBITDA	$1,341	$32,194	$41,176	$79,255

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2022	2021	Change	2022	2021	Change
Dredging:
Capital—U.S.	$90,574	$111,481	(18.8)%	$281,278	$268,485	4.8%
Capital—foreign	—	274	(100.0)%	—	6,596	(100.0)%
Coastal protection	36,934	15,945	131.6%	153,970	109,207	41.0%
Maintenance	26,202	35,052	(25.2)%	58,662	117,631	(50.1)%
Rivers & lakes	4,636	5,886	(21.2)%	8,213	14,265	(42.4)%
Total revenues	$158,346	$168,638	(6.1)%	$502,123	$516,185	(2.7)%

Total revenue was $158.3 million for the three months ended September 30, 2022, down $10.3 million, or 6.1%, from $168.6 million for the same period in the prior year. For the three months ended September 30, 2022, the Company experienced a decrease in domestic capital, maintenance, rivers & lakes and foreign capital revenue as compared to the same period in the prior year due fewer overall projects and dredging project challenges. This decrease was partially offset by an increase in coastal protection revenue during the third quarter of 2022 as compared to the same period in the prior year. For the nine months ended September 30, 2022, total revenue was $502.1 million, down from revenue of $516.2 million for the same period in the prior year, representing a decrease of $14.1 million or 2.7%. For the nine months ended September 30, 2022, the Company experienced a decrease in maintenance, rivers & lakes and foreign capital revenue as compared to the same period in the prior year. This decrease was slightly offset by an increase in domestic capital and coastal protection revenues during the current period as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended September 30, 2022, domestic capital dredging revenue was $90.6 million, down $20.9 million, or 18.7%, compared to $111.5 million for the same period in 2021. The decrease in capital dredging revenues for the three months ended September 30, 2022 was mostly due to a lower amount of revenue earned on projects in Massachusetts, Florida, South Carolina and Alabama in the third quarter of 2022 when compared to the same period in the prior year. This decrease was partially offset by revenue earned on projects in Texas, Virginia, New York and New Jersey in the prior year. For the nine months ended September 30, 2022, domestic capital revenue was $281.3 million compared to $268.5 million for the same period in 2021, representing an increase of $12.8 million, or 4.8%. The increase in capital dredging revenues for the nine months ended September 30, 2022 was mostly due to a greater amount of revenue earned on projects in Texas, Virginia, Maine, Louisiana, New York and New Jersey in the current year period when compared to the prior year. This increase was partially offset by revenue earned on projects in South Carolina, Massachusetts, Florida and Alabama in the prior year.

Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. In the three and nine months ended September 30, 2022, there was no foreign capital revenue compared to $0.3 million and $6.6 million in the three and nine months ended September 30, 2021. The Company does not anticipate any foreign capital project revenue in the immediate future.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended September 30, 2022 was $36.9 million, an increase of $21.0 million, or 131.3%, compared to $15.9 million in the prior year period. The increase in coastal protection revenues for the three months ended September 30, 2022 was mostly attributable to a greater amount of revenue earned on projects in North Carolina and Florida in the current year period when compared to the prior year. This increase was slightly offset by revenue earned on projects in New York and New Jersey in the current year. Coastal protection revenue for the nine months ended September 30, 2022 was $154.0 million, representing an increase of $44.8 million or 41.0%, from $109.2 million for the same period in 2021. The increase in coastal protection revenues for the nine months ended September 30, 2022 was mostly due to a greater amount of revenue earned on projects in North Carolina, New York and New Jersey in the current year period when compared to the prior year. This increase was partially offset by less revenue earned on projects in Florida and Louisiana in the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the third quarter of 2022 was $26.2 million, down $8.9 million, or 25.2%, from $35.1 million in the same period of 2021. The decrease in maintenance revenues for the three months ended September 30, 2022 was mostly attributable to a decrease in revenue earned on projects in Florida and Louisiana, from the prior year. This decrease was partially offset by an increase in revenue earned on projects in South Carolina, New York and New Jersey in the current year. Maintenance revenue for the nine months ended September 30, 2022 was $58.7 million, a decrease of $58.9 million, or 50.1%, compared to $117.6 million for the comparable period in the prior year. The decrease in maintenance revenues for the nine months ended September 30, 2022 was mostly due to a lower amount of revenue earned on projects in Florida, Louisiana and Texas in the current year period when compared to the prior year. This decrease was partially offset by more revenue earned on projects in South Carolina, New York and New Jersey in the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the third quarter of 2022, rivers & lakes revenue was $4.6 million, a decrease of $1.3 million, or 22.6%, from $5.9 million during the same period of 2021. The decrease in river and lakes revenue for the three months ended September 30, 2022 was mostly attributable to a decrease in revenue earned on projects in Mississippi, Texas and Tennessee in the current year. This decrease was partially offset by an increase in revenue earned on a project in Arkansas in the current year. Rivers & lakes revenue for the nine months ended September 30, 2022 was $8.2 million, down $6.1 million, or 42.6%, from $14.3 million for the same period in the prior year. The decrease in rivers & lakes revenues for the nine months ended September 30, 2022 was mostly due to a lower amount of revenue earned on projects in Mississippi, Texas and Kansas in the current year period, when compared to the prior year. This decrease was partially offset by an increase in revenue earned on projects in Tennessee and Arkansas in the current year.

Consolidated gross profit for the quarter ended September 30, 2022 was $3.8 million, down $32.5 million, or 90%, compared to $36.3 million in same period of 2021. The lower gross profit experienced for the three months ended September 30, 2022, was driven supply chain delays and high inflation, in addition to higher plant expenses for maintenance on dredges in preparation for upcoming work. Consolidated gross profit for the nine months ended September 30, 2022 was $47.3 million, down $45.0 million, or 48.7%, compared to $92.3 million in the same period of the prior year. Gross profit margin for the nine months ended September 30, 2022 was down to 9.4% from 17.9% in the same period in the prior year. The lower gross profit experienced for the nine months ended September 30, 2022 was driven by supply chain delays and high inflation which led to a decrease in the profitability. Supply chain delays impacted drydockings and caused dredges to be delayed when mobilizing to their projects and rapidly increasing inflation impacted the cost of labor, cost of fuel, operating supplies, differing site condition claims, subcontractor pricing and drydockings, all of which negatively impacted gross margin.

During the three and nine months ended September 30, 2022, general and administrative expenses were $13.3 million and $38.7 million, respectively, compared to the same periods in the prior year in which the three and nine months totaled $15.2 million and $45.7 million, respectively. For the three and nine months ended September 30, 2022, general and administrative expenses include lower technical and consulting expenses and lower severance expenses in addition to lower incentive pay and profit sharing and relocation expenses related to the headquarters move to Texas.

Operating loss for the third quarter of 2022 was $9.5 million, down $30.8 million compared to operating income of $21.4 million for the same quarter in 2021. Operating income for the nine months ended September 30, 2022 was $9.0 million, down $37.9 million from operating income of $46.9 million in the same period of the prior year. The decrease in operating income for the three and nine months ended September 30, 2022 was a result of lower gross profit in the current year when compared to the same period in the prior year. This decrease was partially offset by lower general and administrative expenses in the current year when compared to the same period in the prior year.

For the three months ended September 30, 2022, net interest expense was $3.6 million, $0.6 million lower compared to $4.2 million for the same period in the prior year. Net interest expense for the nine months ended September 30, 2022 was $11.0 million, $6.5 million lower compared with $17.5 million for the same period in the prior year. The decrease in net interest expense was primarily due to the refinancing of the senior notes in May 2021 at a lower interest rate and an increase in capitalized interest due to the extensive new build program.

Income tax benefit for the three months ended September 30, 2022 was $3.3 million compared to an income tax provision of $3.2 million for the same period in the prior year. For the nine months ended September 30, 2022 and 2021, the Company had an income tax benefit of $0.9 million and an income tax provision of $5.4 million, respectively. The effective tax rate for the nine months ended September 30, 2022 was 24.1%, up 6.2% from the effective tax rate of 17.9% for the same period of 2021. The increase in the effective tax rate was primarily due to a one-time benefit associated with a stock compensation tax deduction in the first quarter of the prior year.

Net loss for the quarter ended September 30, 2022 was $9.9 million, down $23.7 million from net income of $13.8 million in the same quarter in the prior year. Diluted earnings (loss) per share was $(0.15) for the three months ended September 30, 2022, compared to $0.21 for the three months ended September 30, 2021. The decrease in net income for the three months ended September 30, 2022 was primarily due to the substantial decrease in gross profit in the current year quarter, partially offset by a decrease in general and administrative expense and net interest expense in the current year quarter. Net loss for the nine months ended September 30, 2022 was $2.9 million, a decrease of $27.6 million, down 112%, from net income of $24.7 million for the same period in the prior year. Diluted earnings per share were $0.04 and $0.37 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net income for the nine months ended September 30, 2022 was driven by the substantial decrease to gross profit. This decrease was slightly offset by a decrease in general and administrative and net interest expense during the current year when compared to the same period in the prior year.

Adjusted EBITDA (as defined on page 20) for the quarter ended September 30, 2022 was $1.3 million, down $30.8 million, from $32.2 million in the same quarter in the prior year. The decrease in Adjusted EBITDA during the third quarter of 2022 was driven by the decrease in gross profit, excluding depreciation partially offset by a decrease in general and administrative expense. For the nine months ended September 30, 2022 Adjusted EBITDA was $41.2 million, down $38.2 million, or 48%, from $79.3 million during the same period in the prior year. The decrease in Adjusted EBITDA during the first nine months of 2022 was driven primarily by the decrease in gross profit, excluding depreciation and other income.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Dredging Backlog (in thousands)	2022	2021	2021
Capital—U.S.	$220,723	$398,748	$411,354
Coastal protection	86,847	99,048	139,072
Maintenance	132,479	50,966	39,155
Rivers & lakes	12,538	2,826	8,900
Total dredging backlog	$452,587	$551,588	$598,481

The total dredging backlog above does not include approximately $50 million of performance obligations related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the inclined fall-pipe vessel for subsea rock installation which is expected to be delivered in the second half of 2024.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 70% of the Company’s September 30, 2022 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business.

The domestic dredging bid market for the quarter ended September 30, 2022 was $676.6 million, a $200.1 million decrease compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for four coastal protection projects in Florida, New York and New Jersey, a harbor maintenance project in Virginia and river maintenance projects in Arkansas and Mississippi. The Company won 25.7% of the overall domestic bid market for the nine months ended September 30, 2022, which is lower than the Company’s prior three-year average of 35.0%, primarily due to a bid market with an atypical project mix less suited to the Company's historical vessel utilization. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $452.6 million at September 30, 2022 compared to $551.6 million of dredging backlog at December 31, 2021. These amounts do not reflect approximately $626.8 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at September 30, 2022. At December 31, 2021, the amount of domestic low bids and options pending award was $567.3 million.

Domestic capital dredging backlog at September 30, 2022 decreased by $178.0 million from December 31, 2021. In the three months ended September 30, 2022, the Company was awarded one domestic capital dredging project in Virginia totaling $56.8 million. During the nine months ended September 30, 2022, the Company continued to earn revenue on deepening projects in Louisiana, Texas, Alabama, Florida, South Carolina, Virginia, Massachusetts, New Hampshire and Maine, multiple coastal restoration projects in

Louisiana, and a liquefied natural gas project in Louisiana. Government funded projects coming into the pipeline include the Freeport Reaches, AOC deepening, Port of Houston, Corpus Christi and additional phases of Norfolk and Mobile deepenings. These projects continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. In addition to the government funded deepening projects, the Company also has a port deepening project in Texas. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

There was no foreign capital dredging backlog at September 30, 2022 and December 31, 2021 and there are no future foreign projects in the pipeline.

Coastal protection dredging backlog at September 30, 2022 decreased $12.2 million from December 31, 2021. In the three months ended September 30, 2022, the Company was awarded $79.2 million of coastal protection projects, including projects in Florida, New York and New Jersey. During the nine months ended September 30, 2022, the Company continued to earn revenue on coastal protection projects in New Jersey, North Carolina and Florida which were in dredging backlog at December 31, 2021. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons, including the most recent Hurricane Ian, have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance.

Maintenance dredging backlog at September 30, 2022 increased $81.5 million from December 31, 2021. In the three months ended September 30, 2022, the Company was awarded multiple maintenance projects, including a project in Arkansas for $59.1 million, a project in Texas for $42.6 million and one in Delaware for $39.3 million. During the nine months ended September 30, 2022, the Company continued to earn revenue on projects in Louisiana, Mississippi and North Carolina that were in dredging backlog at December 31, 2021. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

Rivers & lakes backlog at September 30, 2022 increased $9.7 million compared to dredging backlog at December 31, 2021. For the nine months ended September 30, 2022, the Company continued to earn revenue on projects in Tennessee and Mississippi which were in dredging backlog at December 31, 2021.

Liquidity and capital resources

The Company continues to actively manage its liquidity. The Company’s principal sources of liquidity are net cash flows provided by operating activities and proceeds from previous issuances of long-term debt. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by (used in) operating activities for the nine months ended September 30, 2022 and 2021 was a use of $6.7 million and proceeds of $42.8 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities during the nine months ended September 30, 2022, compared to the same period in the prior year, was due to a decrease in net income as well as an increase in working capital due to an increase in inventories and contract revenues in excess of billings during the current year when compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the nine months ended September 30, 2022 and 2021 were $100.5 million and $77.6 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. The Company is currently building a 6,500 cubic yard trailing suction hopper dredge, the Galveston Island, with expected delivery in the first quarter of 2023, additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge with expected delivery in the first half of 2025. The delivery of the new Galveston Island hopper dredge will provide the Company with added capacity and the opportunity to potentially retire some older dredges. In November 2021, the Company entered into a $197 million contract with Philly Shipyard Inc. to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new

U.S. offshore wind industry with expected delivery in the second half of 2024. In July 2021, the Company announced a contract to build two multifunctional all-purpose vessels (“multicats”). During the nine months ended September 30, 2022, the Company invested $28.5 million in the new hopper dredges, $29.2 million in multicats and scows and $2.7 million in the rock installation vessel. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations and revolver availability.

The Company’s cash flows used in financing activities for the nine months ended September 30, 2022 and 2021 totaled $1.5 million and $5.9 million, respectively. The decrease in cash used in financing activities relates to greater new debt financing fees in the prior year period in addition to changes in the taxes paid on settlement of vested shares awards and a decrease in the exercise of options and purchases from the Company’s employee stock purchase plan.

Commitments, contingencies and liquidity matters

Refer to Note 4, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s Amended Credit Agreement and 2029 Notes. Additionally, refer to Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

The Company intends to upgrade its existing domestic fleet by acquiring or building new vessels, equipment and technology to increase productivity and efficiency and further enhance safety. Existing cash on hand, future net cash flows, debt financing and new leases are all available funding resources from which the Company will evaluate its options when considering these upgrades.

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures, scheduled debt service requirements for the next twelve months. The Company recently took a $10.0 million draw on the Amended Credit Agreement in the current fourth quarter to expand cash on hand for operational and investing needs. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the Amended Credit Agreement and bonding agreements, depends on its future operating performance and cash flows, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of September 30, 2022 has not materially changed since December 31, 2021. The market risk profile of the Company on December 31, 2021 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the nine months ended September 30, 2022 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Document Description

10.1

Amended and Restated Revolving Credit and Security Agreement dated as of July 29, 2022 by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on July 29, 2022 (Commission file no. 001-33225)).

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

Date: November 1, 2022