Form 10-K
period 2022-12-31
Great Lakes Dredge & Dock CORP
filed 2023-02-17
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $848,574,365 at June 30, 2022. The aggregate market value was computed using the closing price of the common stock as of June 30, 2022 on the Nasdaq Stock Market. (For purposes of a calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 14, 2023, 66,187,623 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2023 Annual Meeting of Stockholders.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2022, and in other securities filings by Great Lakes with the SEC.

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

Item 1. Business.

The terms “we,” “our,” “ours,” “us,” “Great Lakes” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries.

Organization

Great Lakes is the largest provider of dredging services in the United States which is complemented with a long history of performing significant international projects. The Company is also fully engaged in expanding its core business into the rapidly developing offshore wind energy industry.

The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. The Company now operates on the East and Gulf coastlines and throughout many inland U.S. waterways. Since its founding, Great Lakes has been a leader in the building and maintenance of the nation's navigation system, the protection of shore lines, the restoration of sensitive habitats, and the creation of critical aquatic infrastructure.

The Company operates in one operating segment, which is also the Company’s one reportable segment and reporting unit.

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

Over its 132 year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the United States and is one of the oldest and most experienced dredging companies in the country. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Capital (domestic is 53% of 2022 revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Coastal protection (30% of 2022 revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (15% of 2022 revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Foreign (less than 1% of 2022 revenues). Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Maintaining a presence in foreign markets has enabled the

Company to diversify its customer base and take advantage of differences in global economic development. Over the last two decades, the Company has performed dredging work in the Middle East, Africa, Australia, the Caribbean and Central and South America.

Rivers & lakes (2% of 2022 revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce contractors’ ability to operate and transport its equipment in the relevant geographies.

Offshore Wind Market

While the Company continues to reinvest in our core dredging business and renew our dredging fleet, we are strategically entering the nascent U.S. offshore wind market. Entering the U.S. offshore wind market offers us the opportunity to diversify our client base, enter a different market and grow our bottom line, while also enhancing the Company’s efforts towards sustainability and renewable energy.

The Company has already established a first mover advantage in scour protection installation for offshore wind foundations, cables, and offshore substations. We are building the first Jones Act compliant rock installation vessel in the U.S. and winning the first rock installation contract for the Empire Wind I and II wind farms.

We expect to continue to build our offshore wind capabilities, win rock installation projects and position for growth in the accelerating U.S. offshore wind market, as many of our European competitors have done in the international offshore wind markets.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its services:

•
Deep port capital projects. Since the Panama Canal Expansion project, the market for dredging has expanded as most of the East Coast and Gulf ports have deepening and widening projects that are required to better meet the needs of maritime trade and enhance the capabilities to compete for international trade. In addition, shipping line manufacturers continue to deploy larger and deeper ships which require greater channel depths for travel. Many U.S. ports are constrained due to the channel dimension requirements that are needed to accommodate these vessels. The Company has worked on several port deepenings along the East and Gulf coasts over the past years, starting with Miami in 2015 and continuing through today including our current projects in Houston and Corpus Christi. In December 2022, the Omnibus Appropriations Bill for the fiscal year 2023 was passed which included a record budget of $8.66 billion for the U.S. Army Corps of Engineers (the "Corps"). These appropriations are expected to fund the continuation of port deepening bids in 2023 for the ports of Sabine, Freeport, Mobile, San Juan, Houston, Corpus Christi and additional phases of Norfolk. Also, at the end of the year, the Water Resources Development Act ("WRDA") of 2022 ("WRDA 2022"), was approved by Congress and signed into law by the President. WRDA 2022 is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for flood and hurricane protection, dredging, ecosystem restoration and other construction projects. WRDA 2022 featured among many other things authorization for New York and New Jersey shipping channels to be deepened to 55 feet, estimated at $6 billion. The Company views this legislation as a positive catalyst for the domestic dredging industry as it authorizes funding for critical infrastructure improvements that are needed throughout the U.S. Further, the WRDA 2022 bill authorizes studies for future water resources improvements and make modifications to previous authorizations. Port deepening projects are essential to maintaining safe and efficient navigation channels in ports and harbors along our coastlines. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $561 million over the prior three years.

•
Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. In addition, the Disaster Relief Supplemental Appropriations Act for fiscal year 2023 was approved which included $1.48 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters and to initiate coastal protection projects that will increase coastal resiliency. This increased budget and additional funding support our expectation for a stronger market in 2023. The annual bid market for coastal protection over the prior three years averaged $365 million.

•
Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. Additionally, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which includes a provision that lifts caps on the Harbor Maintenance Trust Fund (“HMTF”), thereby allowing full access to future annual revenues. In December 2022, the Omnibus Appropriations Bill for fiscal year 2023 was passed which included another record budget of $8.66 billion for the Corps civil works program of which $2.32 billion is provided for the Harbor Maintenance Trust Fund to maintain and modernize our nation’s waterways, an increase of $269 million above the FY22 level. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid throughout 2023 and beyond. Corps projects involving deepening, maintenance and coastal dredging are in line for robust funding continuing the trend of recent years. The annual bid market for maintenance dredging over the prior three years averaged $776 million.
•
Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has proposed an update to its master plan calling for a $50 billion investment in its coastal infrastructure. By law, the Louisiana Coastal Protection and Restoration Authority (“CPRA”) must update its coastal master plan every six years and let the latest science guide each iteration. The 2023 draft plan marks the fourth released by the agency since it formed in 2005 following Hurricane Katrina. The 2023 draft plan contains 73 proposed projects aimed to lower the threat of storm surge and maintain as much of a natural buffer between communities and the Gulf of Mexico as possible. Most of those specific projects are for coastal restoration, such as dredging sediment from water bottoms and pumping it elsewhere to create marsh, ridges or other natural features that provide habitat and storm protection. A handful of the projects involve diverting Mississippi River water into nearby bays to reconnect to a natural source of fresh water and sediment. Coastal restoration accounts for half the cost of the plan’s $50 billion aspirations. Many of the Gulf States, including Louisiana, have previously committed to spending a portion of the nearly $20 billion in fines received from the 2015 BP settlement of the Deepwater Horizon oil spill to repair the natural resources impacted by the event including coastal restoration projects that include dredging.
•
Renewable energy projects. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. Europe is currently re-evaluating their sourcing of energy after the Russian invasion of Ukraine which will require imports of large quantities of Liquefied Natural Gas (“LNG”). In turn, several LNG, petrochemical and crude oil projects are creating the need for port development in support of energy exports. Several North American LNG export projects have been delayed in the past couple of years during the pandemic but with the increase in LNG prices, some of these LNG projects are currently gaining momentum and are targeting final investment decisions in 2023. Additionally, as the offshore wind market develops in the U.S., port facilities will need to meet specific requirements to be able to service this industry. We anticipate these ports will require investments for port improvements that will include some dredging in order to serve as marshaling ports for various offshore wind projects. The Company continues to expect that future global energy demand will necessitate improvements in the renewable energy infrastructure base and around sources of rich resources and in countries that import or export global energy.

For additional details regarding Operations, including financial information regarding our international and U.S. revenues and long-lived assets, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Customers

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2022, approximately 67% of the Company’s dredging revenues were generated from 34 different contracts with federal agencies or third parties operating under contracts with federal agencies.

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

For contracts under its jurisdiction, the Corps typically prepares a fair and reasonable cost estimate based on the specifications of the project. To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project as well as the ability to obtain a surety bid bond) and submit the lowest responsive bid that does not exceed 125% of the Corps’ original estimate. Contracts for state and local governments are generally awarded to the lowest qualified bidder. Contracts for private customers are awarded based, among other things, the contractor’s experience, equipment and schedule, contractual terms, as well as price. While substantially all of the Company’s contracts are competitively bid, some government contracts are awarded through a sole source procurement process involving negotiation between the contractor and the government, while other projects are bid by the Corps through a “request for proposal” process. The request for proposal process benefits both Great Lakes and its customers as customers can award contracts based on factors beyond price, including experience, skill and specialized equipment.

Bonding and Project Guarantees

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

The Company has bonding agreements with Argonaut Insurance Company ("Argo"), Berkley Insurance Company, Chubb Surety ("Chubb"), Travelers Casualty and Surety Company of America ("Travelers"), Zurich American Insurance Company, and Liberty Mutual Insurance Company ("Liberty"), (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also currently has outstanding bonds with Argo, Chubb, Travelers, and Liberty. Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 132 year history.

For certain projects, including foreign, private, and offshore wind projects, letters of credit or bank guarantees are required as security for the performance and, if applicable, bid or advance payment guarantees. The Company obtains its letters of credit under the Amended Credit Agreement (as defined below). Bid guarantees are usually 2% to 5% of the service provider’s bid. Performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Competition

The U.S. dredging industry is highly fragmented composed of many small operators, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job; equipment bonding and certification requirements; and government regulations. Competition on rivers & lakes projects is determined primarily based on geographic reach, project execution capability and price. Great Lakes and three other companies comprised approximately 80% of the Company’s defined bid market related to domestic capital, coastal protection, maintenance and rivers & lakes over the prior three years. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906 (the “Dredging Act”) and Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”) provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

Competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and fleets that are more extensive than the Company’s fleet. Additionally, a large Chinese dredging company controls most of its home market and is a key player in the international market. There are also several governmentally supported dredging companies that operate on a local or regional basis. The Company targets opportunities that are well suited to its equipment and where it can be most competitive.

Equipment

Great Lakes’ fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S. The Company operates three principal types of dredging equipment: hopper dredges, hydraulic dredges and mechanical dredges.

Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another. Hopper dredges primarily work on coastal protection and maintenance projects. The Company is currently building a 6,500 cubic yard trailing suction hopper dredge, the Galveston Island, which is expected to be operational mid-year 2023, additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, with expected delivery in the first half of 2025. The delivery of the new Galveston Island and Amelia Island hopper dredges will provide the Company with added capacity and the opportunity to potentially retire older dredges.

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

Scows. The Company has the largest fleet of material barges in the domestic industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal. The Company uses scows with its hydraulic dredges and mechanical dredges. Scows are an efficient and cost-effective way to move material and increase dredging production. The Company has twelve scows in its fleet with a capacity ranging from 5,000 to 8,800 cubic yards. The Company placed into service three new scows during 2022, each 7,100 cubic yards in size.

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

The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market, and retire older, less efficient dredges.

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

Seasonality

Seasonality generally does have a significant impact on the Company’s operations. However, many East Coast coastal protection projects are limited by environmental windows that require work to be performed in winter months to protect wildlife habitats. The Company can mitigate the impact of these environmental restrictions to a certain extent because the Company has the flexibility to reposition its equipment to project sites, if available, that are not limited by these restrictions. In addition, rivers and lakes in the northern U.S. freeze during the winter, significantly reducing the Company’s ability to operate and transport its equipment in the relevant geographies. Fish spawning and flooding can affect dredging operations as well.

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

Weather is difficult to predict and historical records exist for only the last 100-125 years. Changes in weather patterns may cause a deviation from project weather allowances on a more frequent basis and consequently increase or decrease gross profit margin, as applicable, on a project-by-project basis. In a typical year, the Company works on many projects in multiple geographic locations and experiences both positive and negative deviations from project weather allowances. Recent years have seen a marked change in weather patterns, particularly in the Northeastern U.S., which has adversely impacted our projects.

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

Human Capital Management

At December 31, 2022, the Company employed 426 full-time salaried and non-exempt personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2022, the Company employed an average of approximately 750 hourly personnel to meet domestic project requirements.

The U.S. salary and non-exempt full-time employees are comprised of approximately 90% men and 10% women. The Company's employees are based across the U.S. with several project locations on the coasts and office locations in Houston, Texas; Oakbrook Terrace, Illinois; Staten Island, New York; and Jacksonville, Florida. Based on self-reporting, employee demographics are composed of approximately 65% White, 16% Hispanic or Latino, 13% African American or Black, 3% Asian, less than 1% American Indian or Alaska Native and less than 1% Native Hawaiian or Other Pacific Islander.

At December 31, 2022, the Company employed 2 foreign nationals and 1 local staff to manage and administer its Middle East operations. During 2022, the Company also employed an average of 2 hourly personnel to meet project requirements in the Middle East.

The Company seeks to attract, select, hire, retain, incentivize, and integrate our existing and future employees. To achieve our goal of attracting and retaining the most talented employees in the industry, we offer a respectful and safe work environment with competitive compensation and benefits that support employees physical, financial, and emotional health. The principal objective of our equity incentive plans is to attract, retain and motivate executives and selected employees through the granting of stock-based compensation awards. We offer employees benefits including a 401(k) plan with employer contributions; health, life, and disability insurance; additional voluntary insurance; paid time off, parental leave; and paid employee assistance programs.

Safety

Safety is a core value at GLDD, and our Incident & Injury Free® (IIF®) safety approach management program is integrated into all aspects of our culture. The Company’s safety culture is committed to training, behavioral based awareness and mutual responsibility for the wellbeing of its employees. The Company’s goal is sustainable safety excellence. Incident prevention in all areas has top priority in the Company’s business planning, in the overall conduct of its business, and in the operation and maintenance of our equipment (marine and land) and facilities.

During the recent COVID-19 pandemic, the health and safety of our employees is our primary goal. Our commitment to health and safety reaches far beyond our employees and embraces their families, our customers, and our community. The unique nature of our business requires many of our employees to live and work in close proximity to one another. We instituted and strictly adhere to rigorous measures designed to provide our employees with a safe working environment and allow them to safely execute tasks.

Relocation of our Corporate Headquarters

The move of the Company’s headquarters from Oakbrook Terrace, Illinois, to Houston, Texas, was substantially completed in 2021, although some support staff members remain in Oakbrook Terrace. While one of the objectives of the relocation was improving our ability to secure more public and private business opportunities in our core coastal areas, including the Gulf of Mexico, our relocation also provided us access to a unique talent pool that has roots in the maritime industries as well as world class engineering experience and innovation. Access to research and development initiatives at Texas A&M University, boasting the only dredging-focused course of study in the United States, is only 90 miles away, and two other campuses with emphasis on coastal and offshore studies are also nearby. The region is known for its robust community college and technical school system that provides skilled labor and training to the maritime trades. Our new Houston location allows us to increase our engagement with other local maritime businesses, giving us the opportunity to learn and improve by sharing the best industry practices for safety, operations, and innovation.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees - the International Union of Operating Engineers (“IUOE”) Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 expire in September 2024. Our agreements with the Seafarers International Union expire in February 2023, however, negotiations began in January for a renewal agreement to be effective on March 1, 2023 and the Company expects that the membership will have a tentative agreement before expiration of the current agreement. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Information about our Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Lasse J. Petterson	66	President, Chief Executive Officer and Director
Scott Kornblau	51	Senior Vice President, Chief Financial Officer & Treasurer
David Johanson	51	Senior Vice President, Project Acquisition & Operations
Christopher G. Gunsten	53	Senior Vice President, Project Services & Fleet Engineering
Eleni Beyko	57	Senior Vice President, Offshore Wind
Vivienne R. Schiffer	63	Senior Vice President, Chief Legal Officer & Chief Compliance Officer
James J. Tastard	58	Senior Vice President, Chief Human Resources & Administrative Officer
William H. Hanson	66	Senior Vice President, Market Development

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

David Johanson, Senior Vice President, Project Acquisition and Operations

Mr. Johanson was named Senior Vice President, Project Acquisition & Operation in July 2022 after serving as Senior Vice President, Gulf Region. Before that, Mr. Johanson was promoted to Vice President and Hydraulic Division Manager in 2015 and served as Vice President Project Director of Charleston Deepening Projects from 2018-2020, which included the largest dredging contract ever awarded by the U.S. Army Corps of Engineers. He joined the Company in 1994 as a field engineer and has held positions of increasing responsibility in project management. Mr. Johanson earned a Bachelor of Science degree in Ocean Engineering from the Virginia Polytechnic Institute & State University and a MBA with a finance specialization from the University of South Carolina. He is a current board member of the Western Dredging Association Eastern Branch and is a member of American Society of Civil Engineers.

Christopher G. Gunsten, Senior Vice President, Project Services and Fleet Engineering

Mr. Gunsten was appointed to the position of Senior Vice President, Project Services & Fleet Engineering in July 2022 after serving as Senior Vice President, Project Services. Previously he served as Vice President, International Operations with responsibility for acquiring projects, providing estimation data and leading field supervision of work in progress. Mr. Gunsten began his career with the Company as a field engineer in 1992. His career highlights include serving as Deputy Project Manager for Chevron’s Wheatstone LNG Project’s Engineering, Procure and Construct dredging subcontract in Onslow, WA, Australia valued at $1.2 billion AUD, as Project Manager executing a series of capital projects for the USACE New York District’s 45 and 50 Foot Harbor Deepening Programs and as Operations Manager for the Company's Øresund Fixed Link Project in Copenhagen, Denmark. He received his Bachelor of Science degree in Civil Engineering from Rutgers University and his MBA from Loyola University Chicago.

Eleni Beyko, Senior Vice President, Offshore Wind

Ms. Beyko joined Great Lakes in January 2021 as Senior Vice President, Offshore Wind, and is responsible for Offshore Wind strategy and business development, as well as leading the Company's Offshore Wind Operations. Ms. Beyko has over 20 years’ experience in program engineering, business leadership, and project execution for the automobile and offshore oil and gas markets. Her experience has also included Engineering, Technical Manager, Research & Development – Offshore Technology, and offshore projects. She most recently served as Director, Energy Transition for Americas at TechnipFMC. At TechnipFMC, she was responsible for positioning TechnipFMC to support the transition into new and economically viable wind energy resources, and managing the Makani wind-borne energy spar offshore platform installation in partnership with Shell and Google X. Ms. Beyko graduated with a Diploma from National Technical University Athens in Mechanical Engineering, Naval Architecture & Marine Engineering. She attended the University of Michigan where she earned her MSE, Naval Architecture and Marine Engineering, MSE Applied Mechanics, Mechanical Engineering, Master of Business Administration (MBA) and Ph.D., Naval Architecture and Marine Engineering.

Vivienne R. Schiffer, Senior Vice President, Chief Legal Officer and Chief Compliance Officer

Ms. Schiffer was named Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary in December 2020 when she joined the Company. Ms. Schiffer leads the Company's legal and compliance organization, providing legal counsel. Ms. Schiffer’s specific responsibilities include the oversight of corporate governance, policy and regulatory strategy development, litigation, environmental matters, intellectual property, global corporate compliance and labor and employment laws. Ms. Schiffer was a corporate and securities partner in the global firm of Thompson & Knight, LLP, now Holland & Knight, LLP, from 2003 to 2010. She was of counsel in the firm’s corporate and securities section from 2011 until 2020. She has over 39 years of experience and has held significant legal, business and operational leadership roles in the industrials sector. Ms. Schiffer earned a Bachelor of Science degree from the University of Central Arkansas and a Juris Doctor degree from Tulane University.

James J. Tastard, Senior Vice President, Chief Human Resources and Administrative Officer

Mr. Tastard was named Senior Vice President and Chief Human Resources and Administrative Officer in October 2020. He is responsible for the Company’s Human Resources organization, talent management, leadership development and learning, compensation and benefits, employee relations, and payroll. Mr. Tastard most recently served as President and Founder of High Performance Network, LLC since 2018 as a strategic talent and leadership consultant. Prior to consulting, he worked as Senior Vice President, Chief Human Resource Officer at Geokinetics, a global seismic oil and gas exploration company, from 2017 to 2018. From 2014 to 2016, Mr. Tastard was Vice President of Human Resources at Freeport LNG and from 2010 to 2014, Mr. Tastard was Vice President of Human Resources at Statoil (now Equinor). Prior to Statoil, between 2002 to 2009, Mr. Tastard was Senior Vice President Human Resources and Health, Safety and Environment at Aker Solutions. Mr. Tastard earned a bachelor’s degree from California State University, Long Beach, an MBA from the University of Phoenix and a Ph.D. in Business, Organization and Management from Capella University.

William H. Hanson, Senior Vice President, Market Development

Mr. Hanson was named the Senior Vice President, Market Development in January 2023 after serving as Senior Vice President - Government Relations & Business Development, a position he had held since March 2020. He was named Vice President of the Company in 2004. Mr. Hanson worked for Connolly Pacific of Long Beach, California before joining GLDD in 1988. Prior to his work at Connolly Pacific, Mr. Hanson was with the U.S. Army Corps of Engineers. Mr. Hanson serves on several Federal Advisory Committees as well as on boards of groups with national and regional interest to the Company and several academic advisory boards related to ocean and coastal engineering. Mr. Hanson is an Ocean Engineering graduate of Texas A&M University where he was named a distinguished alumnus in 2013.

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

Item 1A. Risk Factors.

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
•
The inability of our largest customer, the Corps, to bring projects to market, which significantly impacted our results of operations in 2022;
•
Our ability to qualify as an eligible bidder under government contract criteria and to compete successfully against other qualified bidders in order to obtain government dredging and other contracts;
•
Significant liabilities that could be imposed were we to fail to comply with government contracting regulations, including proposed regulations which may be promulgated;

•
Cost over-runs, operating cost inflation and potential claims for liquidated damages, particularly with respect to our fixed cost contracts;
•
The timing of our performance on contracts and new contracts being awarded to us, which adversely impacted our results of operations in 2022;
•
Project delays related to the increasingly negative impacts of climate change or other unusual, non-historical weather patterns, which has impacted our ability to perform projects on time and on budget in 2022;
•
Unforeseen delays and cost overruns related to maintenance of our existing vessels and the construction of new vessels, including potential mechanical and engineering issues, supply chain issues and unforeseen changes in environmental regulations;
•
Equipment or mechanical failures, which adversely impacted our results of operations in 2022;
•
Impacts to our supply chain for procurement of new vessel build materials or maintenance on our existing vessels, which had an adverse impact on our results of operations in 2022;
•
Rising costs related to inflation, particularly with the cost of materials needed for maintenance of our dredges, and increasing costs to operate and maintain aging vessels and comply with applicable regulations or standards, which significantly impacted our results of operations in 2022;
•
Capital and operational costs due to environmental regulations;
•
Market and regulatory responses to climate change, including proposed regulations concerning emissions reporting and future emissions reduction goals;
•
Contract penalties for any projects that are completed late;
•
Force majeure events, including natural disasters, pandemics and terrorists’ actions;
•
Changes in the amount of our estimated backlog;
•
Significant negative changes attributable to large, single customer contracts;
•
Our ability to obtain financing for the construction of new vessels, including our new offshore wind vessel;
•
Our inability to secure contracts to utilize our new offshore wind vessel;
•
Any failure to comply with Section 27 of the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed;
•
Adverse rulings by Customs and Border Protection concerning the Jones Act or other matters impacting our business;
•
Fluctuations in fuel prices, particularly given our dependence on petroleum-based products;
•
Impacts of nationwide inflation on procurement of new build materials;
•
Our ability to obtain bonding or letters of credit and risks associated with draws by the surety on outstanding bonds or calls by the beneficiary on outstanding letters of credit;
•
The impact of COVID-19 or new worldwide infections and related responsive measures, including negative supply chain impacts;
•
Acquisition integration and consolidation, including transaction expenses, unexpected liabilities and operational challenges and risks;
•
Divestitures and discontinued operations, including retained liabilities from businesses that we sell or discontinue;
•
Potential penalties and reputational damage as a result of legal and regulatory proceedings;
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
•
Restrictions on the operation of our business imposed by financing terms and covenants;
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

Risks Related to our Business

A reduction in government funding for dredging or other contracts, or government cancellation of such contracts, or the inability of the Corps to let bids to market could materially adversely affect our business operations, revenues and profits.

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Federal government revenue (in US $1,000)	$431,705	$568,980	$582,949
Percent of revenue from federal government	67%	78%	79%

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

In addition, potential contract cancellations, modifications, protests, suspensions or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower. Federal government contracts can be canceled at any time without penalty to the government, subject to, in most cases, our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Accordingly, there can be no assurance that the federal government will not cancel any federal government contracts that have been or are awarded to us. Even if a contract is not cancelled, the government may elect to not award further work pursuant to a contract. There is no guarantee that the current presidential administration or Congress will not divert funds away from the Corps or from our other customers relying on funding from the federal government. There is also no guarantee that additional national emergencies will not be declared in the future. A significant reduction in government funding for dredging or remediation contracts could materially adversely affect our business, operations, revenues and profits.

Further, if the Corps is unable to let bids to market, it could adversely affect our business, operations, revenues and profits. In 2022, our business was adversely impacted by the inability of the Corps to let bids to market, and that inability may continue and may adversely impact our results of operations. Additionally, most of the projects the Corps did bring to market in 2022 were lower margin maintenance projects. If the Corps does not bring higher margin capital projects to market, it may adversely impact our results of operations.

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

We conduct our business under various types of contracts where costs are estimated in advance of our performance. Most dredging contracts are fixed-price contracts where the customer pays a fixed price per unit (e.g., cubic yard) of material dredged. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, weather delays, operational difficulties, and other changes that can occur over the contract period. If our estimates prove inaccurate, if there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated conditions or technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, inclement or hazardous weather conditions, changes in cost of equipment or materials, or our suppliers’ or subcontractor’s inability to perform, then cost over-runs and delays in performance are likely to occur. We may not be able to obtain compensation for additional work performed or expenses incurred, or may be delayed in receiving necessary approvals or payments. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

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
•
inclement or hazardous weather conditions, including non-historical weather patterns, particularly in the Northeastern United States, that may result in underestimated delays in dredging, disruption or early termination of projects, unanticipated recovery costs or liability exposure, and additional contract expenses;
•
site conditions that differ from those presented by our customers, which results in delays or slower than anticipated progress on projects;
•
planned and unplanned equipment downtime, or equipment mobilization to and from projects, including those due to the impacts of unplanned national health emergencies;
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

In addition, we may be subject to litigation brought by private individuals on behalf of the government relating to our government contracts, referred to in this annual report as “qui tam” actions, which could include claims for up to treble damages. Qui tam actions are sealed by the court at the time of filing. The only parties privy to the information in the complaint are the complainant, the U.S. government and the court. Therefore, it is possible that qui tam actions have been filed against us. Thus, it is possible that we are subject to liability exposure arising out of qui tam actions.

Project delays related to the increasingly negative impacts of climate change or other unusual, non-historical weather patterns has and may continue to impact our ability to perform projects on time and on budget and therefore could materially adversely affect our business operations, revenues and profits.

The timely and efficient performance of our projects are dependent on weather conditions. Severe storms or other weather-related problems, which are becoming increasing variable and which deviate from expected historical weather patterns as a result of climate change or other factors, can, and have, caused substantial delays on our projects. Delays, such which we experienced in 2022, may affect our ability to perform on our projects or increase the cost of our performing certain projects, and may result in our inability to perform certain projects on time and on budget. While we attempt to plan for all scenarios when bidding on projects, weather events caused by climate change or other unanticipated variables have made that planning increasing difficult. We expect that the severity of unusual storms and weather patterns will continue to fluctuate and may continue to adversely impact our ability to complete projects on time and on budget and therefore could materially adversely affect our business operations, revenues and profits.

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

The average age of our more significant vessels as of December 31, 2022, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	8	44
Hopper Dredges	4	27
Mechanical Dredges	5	50
Unloaders	1	39
Drillboats	1	39
Material and Other Barges	83	22
Total	102	26

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2022 was 26 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur, resulting in loss of revenue. For example, we experienced an unexpected engine failure on our dredge Terrapin Island, which resulted in a negative impact to our results of operations in 2022.

A pandemic, epidemic or outbreak of an infectious disease affecting our markets or impacting our facilities or suppliers could adversely impact our business.

If another pandemic, epidemic or outbreak of an infectious disease or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. Another pandemic could cause disruptions in and restrictions on our ability to travel, and in the future these disruptions and restrictions could restrict our ability to perform work for future projects in different locations. If an infectious disease were to have a widespread outbreak at one or more of our vessels or facilities, our operations may be affected significantly, our productivity may be affected, key personnel necessary to conduct our operations or replacement crew may be unavailable, our ability to complete projects in accordance with our contractual obligations may be affected and we may incur increased labor and materials costs. If the shipyards with which we contract were affected by an outbreak of infectious disease, repairs of our vessels as well as new construction may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

Our clients, which are the Corps, private clients and other federal, state or local agencies, may be impacted by a pandemic, and if prolonged, these impacts may lead to cancelations or delays in projects. Funds for dredging projects may also be diverted for public health, economic or other priorities. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Disruptions to our supply chain affecting our markets or impacting our facilities or suppliers could prohibit procurement of materials necessary for maintenance of our existing vessels and new vessel build materials and adversely impact our business.

Supply chain issues could cause disruptions that restrict our ability to perform work for future projects. In 2022, we experienced supply chain disruptions which led to a delay in the delivery of our multifunctional all-purpose vessels (“multicats”). Our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the shipyards with which we contract are affected, regulatory drydocking and repairs and general maintenance of our vessels, as well as new construction, may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

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

Both the Securities Exchange Commission and the Federal Acquisition Regulatory Council have proposed regulations which would require us to report emissions data from our operations. If implemented, these regulations may require a substantial outlay of capital by the Company, as well as management time and attention to ensure the Company's compliance.

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our backlog (77% as of December 31, 2022) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our backlog from federal government contracts as of December 31, 2022, 2021, and 2020 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2022	2021	2020
Federal government backlog (in US $1,000)	$290,694	$341,768	$390,345
Percentage of backlog from federal government	77%	62%	70%

Although we do not currently have any international projects, if we were to engage in a new foreign project, we may have backlog with foreign governments that use local laws and regulations to change terms of a contract in backlog or to limit our ability to receive payment on a timely basis. In addition to our United States federal contracts, our other contracts in backlog are with state and local municipalities or private companies that may have funding constraints or impose restrictions on timing. The termination, modification or suspension of projects currently in backlog could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

We have previously disclosed our plans to build new vessels which requires significant capital expenditures. Unforeseen issues could arise in our ability to obtain secure financing or to obtain secure financing on terms favorable to us for building such vessels. This includes our new offshore wind vessel, the second new build hopper dredge, and other potential future vessels. The inability to obtain favorable financing may also impact our ability to bring the new vessels into service within the timeline anticipated by the Company, which may have an adverse effect on our business, financial position and/or results of operations.

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

We have previously disclosed our plans to build new vessels. Unknown mechanical or engineering issues involving new vessels could adversely affect the Company’s business, operating results, cash flows or financial condition. Our future revenues and profitability will also be impacted to some extent by our ability to secure financing for new vessels and bring them into service within the timeline anticipated by the Company. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. Delays may also occur as a result of a shipyard giving priority to other customers. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s business, operating results, cash flows or financial condition. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could also substantially increase the cost of such construction beyond what we currently expect such costs to be.

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

In addition, Customs and Border Protection (“CBP”), the federal agency that interprets the Jones Act, may issue letter rulings which adversely impact our business. In the past, CBP has issued letter rulings which have the potential to adversely impact Jones Act qualified vessels to be the exclusive operators in certain sectors of the new United States offshore wind industry. The Company has challenged these CBP letter rulings in federal court in Houston, Texas, citing the “Plain Language” of the Jones Act. An adverse ruling in this suit, as well as other adverse letter rulings by CBP, may adversely impact our competitive advantage in the United States offshore wind industry, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Our investing and operating costs depend significantly on the prices of new build and general maintenance and repair materials, and price increases due to high nationwide inflation could adversely affect our profits.

The prices of steel and other materials to build and develop new vessels, as well as to maintain and/or repair our existing vessels, fluctuate based on market events outside of our control, which had an adverse effect on our results of operations in 2022. Most of our new build contracts do not allow us to adjust our pricing for higher material costs during a contract term. When renewing contracts, we may be unable to secure price increases reflecting the rising costs of inflation. Such future increases in the costs of steel and other materials used to build new vessels, particularly if a bid or renewal has been submitted for a contract and the costs of the required products have been estimated at amounts less than the actual costs incurred, could result in a lower profit, or even a loss, on one or more contracts. Additionally, the increased cost of steel and other materials may adversely impact the cost of general maintenance and/or repairs of our existing vessels.

An inability to obtain bonding or letters of credit would limit our ability to obtain future contracts, which could, along with any draws on existing arrangements, adversely affect our business, operating results, cash flows and financial condition.

We are generally required to post bonds in connection with our domestic dredging contracts and bonds or letters of credit with our foreign dredging contracts, certain private domestic dredging contracts, and offshore wind contracts to ensure job completion if we ever fail to finish a project. We have entered into bonding agreements with the sureties, or the “Sureties”, pursuant to which the Sureties issue bid bonds, performance bonds and payment bonds, and provide guarantees required by us in the day-to-day operations of our dredging business. The Company currently has outstanding bonds with Argo, Chubb, Travelers, and Liberty. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. With respect to our foreign dredging, certain private domestic dredging, and our offshore wind business, we generally obtain letters of credit under our Amended Credit Agreement. However, access to our senior credit facility under our Amended Credit Agreement may be limited by failure to meet certain levels of availability or other defined financial or other requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

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

We may be adversely impacted by global health concerns.

We have experienced, and may continue to experience, project delays and supply chain issues as a result of COVID-19 and its variants. In addition, certain of our contractors, such as shipyards and subcontractors on projects, have experienced and may continue to experience personnel issues, which might delay our new build program and maintenance of our vessels. These delays and increased costs could continue in the future, and may increase if new, more deadly, variants arise and become widespread, or if a new, unanticipated global or domestic health emergency should arise. We may have additional delays or cancelations in current or future projects. Funds for dredging projects may also be diverted for public health, economic, or other priorities. We may experience adverse impacts to our business as a result of COVID-19 and its variants, as well as currently unknown or anticipated global health emergencies, and their respective effects on global economies and financial markets, including any recession or economic downturn that has occurred or may occur in the future.

If another pandemic, epidemic or outbreak of an infectious disease or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. Another pandemic could cause disruptions in and restrictions on our ability to travel, and in the future these disruptions and restrictions could restrict our ability to perform work for future projects in different locations. If an infectious disease were to have a widespread outbreak at one or more of our vessels or facilities, our operations may be affected significantly, our productivity may be affected, key personnel necessary to conduct our operations or replacement crew may be unavailable, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the shipyards with which we contract were affected by a new outbreak of infectious disease, repairs of our vessels as well as new construction may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

Our clients, which are the Corps, private clients and other federal, state or local agencies, may be impacted by a pandemic or other health emergency, and if prolonged, these impacts may lead to cancelations or delays in projects. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Acquisitions involve integration, consolidation and strategic risks and may involve significant transaction expenses and unexpected liabilities, which could adversely affect our business and results of operations.

We may seek business acquisition activities in the future as a means of broadening our offerings and capturing additional market opportunities by our business units. We may be exposed to certain additional risks resulting from these activities. Acquisitions may expose us to operational challenges and risks, including:

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
•
potential adverse effects on our ability to comply with terms and covenants in our existing debt financing;
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

We could face liabilities and/or damage to our reputation as a result of legal and regulatory proceedings.

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

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. Two unions represent approximately 74% of our hourly dredging employees—the IUOE Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 expire in September 2024. Our agreements with the Seafarers International Union will expire on February 28, 2023, however, negotiations began in January for a renewal agreement to be effective on March 1, 2023. While we expect that the membership will have a tentative agreement before expiration of the current agreement, we cannot be certain that will occur. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

Liabilities imposed by federal laws for job-related claims by seagoing employees could increase our costs and reduce our profitability.

Substantially all of our maritime employees are covered by provisions of the Jones Act, the U.S. Longshore and Harbor Workers’ Compensation Act, the Seaman’s Wage Act and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal or state courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes with respect to our seagoing employees, we have greater exposure for claims made by these employees as compared to industries whose employees are not covered by these provisions. Successful claims could materially increase our costs and reduce our profitability. Further, the number and resolution of these claims could increase our insurance costs.

The significant operating risks and hazards inherent in the operation of our business could result in personal or property damage, which could result in losses or liabilities to us.

The dredging business is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services, flooding and unexploded ordnance. These risks could result in personal injury, damage to or destruction of, dredges, barges transportation vessels, other maritime vessels, other structures, buildings or equipment, environmental damage, performance delays, monetary losses or legal liability to third parties. We may also be exposed to disruption of our operations, early termination of projects, unanticipated recovery costs and loss of use of our equipment that may materially adversely affect our business, results of operations, cash flows or financial condition.

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

We currently have a substantial amount of indebtedness. As of December 31, 2022, we had indebtedness of $325.0 million, consisting of our senior subordinated notes. As of December 31, 2022, we had no borrowings on our revolving credit facility and approximately $16.4 million of undrawn letters of credit, leaving $245.7 million of additional borrowing capacity under our revolving credit facility. These figures exclude contingent obligations, including $0.7 billion of performance bonds outstanding under the Company’s agreements with the Sureties and other bonding agreements. Our level of indebtedness could:

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
•
increase our exposure to both general and industry-specific adverse economic conditions; and
•
limit, among other things, our ability to borrow additional funds and issue performance letters of credit.

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

Terms and covenants in our financing arrangements limit, and other future financing agreements may limit, our ability to operate our business.

The credit agreement governing our senior revolving credit facility and the indenture governing our senior notes contain, and any of our other future financing agreements may contain terms and covenants imposing operating and financial restrictions on our business.

For example, the maximum borrowing capacity under the Amended Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination. If the value of our collateral were to decrease, our borrowing capacity on which we are able to draw additional funds or issue letters of credit could be limited. In addition, the credit agreement governing our senior revolving credit facility requires us to satisfy a fixed charge coverage ratio under certain circumstances. If we fail to satisfy such covenant, we would be in default and the lenders (through the administrative agent or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and/or restrict our ability to make additional borrowings, as applicable. The covenants in the credit agreement governing our senior revolving credit facility and the indenture governing our senior notes, subject to specified exceptions and to varying degrees, restrict our ability to, among other things:

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

We need liquidity to pay our operating and capital expenses, interest on our debt and remaining obligations on our new build program. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are cash flow from operations and borrowings under our senior revolving credit facility. Earnings from our operations and our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. While we manage cash requirements for working capital and capital expenditure needs, unpredictability in cash collections and payments has required us in the past and may in the future require us to borrow on our line of credit from time to time to meet the needs of our operations.

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

We are exposed to market risk associated with changes in foreign currency exchange rates. The primary foreign currencies to which the Company has exposure are the Bahraini Dinar and the Euro. We have unhedged foreign currency exposure related to the new inclined fall-pipe vessel for subsea rock installation build, in particular, as it relates to the procurement of steel for this build. Our international contracts may be denominated in foreign currencies, which will result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns or leases the properties described below. The Company believes that its existing facilities are adequate for its operations.

The Company’s headquarters are located at 9811 Katy Freeway, Suites 1000 and 1200, Houston, Texas 77024 with approximately 31,336 square feet of office space that it leases with a term expiring in 2030. As of December 31, 2022, the Company owns or leases the following additional facilities:

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

Item 3. Legal Proceedings.

For additional discussion of certain litigation involving the Company, see the disclosures under “Legal proceedings and other contingencies” included within Note 12, “Commitments and contingencies,” to the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol “GLDD” on the NASDAQ Global Market.

The graph below shows the cumulative total return to stockholders of the Company’s common stock during a five year period ended December 30, 2022, the last trading day of our 2022 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2017, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*

Among Great Lakes Dredge & Dock Corporation, Peer Average and NASDAQ Composite Index

$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
2017
2018
2019
2020
2021
2022
GLDD
Peer Average
COMP

* $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends. Fiscal year ended December 31,

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Great Lakes Dredge & Dock Corp	$100.00	$122.59	$209.81	$243.89	$291.11	$110.19
Peer Average (see below)	100.00	81.72	93.43	124.97	149.68	142.66
NASDAQ Composite Index	100.00	96.12	129.97	186.69	226.63	151.61

The peer group in the graph above is composed of the following member companies:

Company	Ticker
Aegion Corporation (prior to acquisition by New Mountain Capital, LLC on May 17, 2021)	AEGN
Ameresco	AMRC
Argan, Inc.	AGX
Badger Daylighting Ltd	BADFF
Construction Partners Inc	ROAD
Helix Energy Solutions group, Inc.	HLX
Helmerich & Payne, Inc.	HP
Hill International	HIL
IES Holdings	IESC
Infrastructure & Energy Alternatives (prior to acquisition by MasTec Inc on October 7, 2022)	IEA
Limbach Holdings	LMB
Logistec Corporation	LGT
Matrix Service Company	MTRX
Mistras Group	MG
MYR Group Inc.	MYRG
NV5 Global Inc	NVEE
Oceaneering International, Inc.	OII
Orion Marine Group, Inc.	ORN
Seacor Holdings (prior to merger with U.S. Shipping Corp on August 13, 2021)	CKH
Sterling Construction Company, Inc.	STRL
Team, Inc.	TISI
Tidewater Inc.	TDW

Given the usage of this peer group for compensation purposes and the fact that each peer is a capital-intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 14, 2023, the Company had approximately 17 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Great Lakes is the largest provider of dredging services in the United States which is complemented with a long history of performing significant international projects. The Company is also fully engaged in expanding its core business into the rapidly developing offshore wind energy industry. The Company operates in one operating segment, which is also the Company’s one reportable segment and reporting unit.

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

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is our customer. In 2022, our revenues earned from contracts with federal government agencies were approximately 67% of total revenue, down from our prior three-year average of 79%.

The Company’s fleet, which includes 17 dredges, 17 material transportation barges, one drillboat, and numerous other support vessels, is the largest and most diverse fleet of any U.S. dredging company. Our fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to our fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. The Company experienced regulatory dry dock inspections on five dredges in 2022. In addition, we performed emission upgrades, which required dry docking, to another vessel in preparation for a project.

The Company plans to participate in the offshore wind market, and in November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations which is expected to be delivered and operational in the first half of 2025. This vessel represents a significant critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. The Company has begun bidding on select projects in the offshore wind market and on July 14, 2022, the Company, in consortium with Van Oord, entered into its first contract with Empire Offshore Wind, a joint venture between Equinor and BP, to perform subsea rock installation work for the Empire I and Empire II offshore wind farms in New York in 2025 and 2026. These wind farms are expected to provide over 2 Gigawatts (“GW”) of renewable energy to the state of New York, which is enough renewable energy to power more than one million households in New York.

In 2021, the current presidential administration announced the ambitious goal of 30 GW of Offshore Wind by 2030 and provided $3.0 billion in federal loan guarantees for offshore wind projects. Great Lakes continues to tender bids on multiple offshore wind projects for our subsea rock installation vessel and additional contract awards are anticipated in 2023.

During the recent COVID-19 pandemic, the health and safety of our employees was and remains our primary goal. Our commitment to health and safety reaches far beyond our employees and embraces their families, our customers, and our community. The unique nature of our business requires many of our employees to live and work in close proximity to one another. We instituted and strictly adhere to rigorous measures designed to provide our employees with a safe working environment and allow them to safely execute tasks. Direct COVID-19 related costs were approximately $1.5 million and $9.9 million for the years ending December 31, 2022 and 2021, respectively.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are discussed in the Notes to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. The application of certain of these policies requires significant judgments or an estimation process that can affect our results of operations, financial position and cash flows, as well as the related footnote disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

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

When conducting the annual impairment test for goodwill, the Company can choose to assess qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is below its carrying value. Qualitative factors considered include macroeconomic, industry and market environments, overall financial performance and market indications of value. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test.

Otherwise, no further analysis is required. The Company also may elect to forego this step and just perform the quantitative impairment test.

When performing a quantitative impairment test, the Company assesses the fair values of its reporting unit using both an income-based approach and a market-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of expected future revenue, profitability and capital expenditures related to our new build program, future market growth trends, forecasted revenues and expenses, working capital assumptions, appropriate discount rates and other variables. The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated trailing and forward Adjusted EBITDA. The Company analyzes companies that performed similar services or are considered peers. Due to the fact that there are no public companies that are direct competitors, the Company weighs the results of this approach less than the income approach.

In the current year, the Company performed both a qualitative and a quantitative goodwill impairment test. The Company performed its annual test of impairment as of July 1, 2022 and an interim test of impairment as of October 1, 2022 with no indication of impairment as of either test date. When performing the qualitative test, the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company has documented the qualitative considerations and determinations to support this conclusion. When performing the quantitative test, the Company assessed the fair values of its reporting unit using both a market-based approach and an income-based approach. The assessment used estimates based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Likewise, changes in terminal value and discount rate assumptions, unfavorable economic environment or market conditions and other factors in the future may cause a different assessment. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates. As of the test date, the fair value of the reporting unit was in excess of its carrying value by at least 10%. The Company will continue to monitor for changes in facts or circumstances that may impact our estimates. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2023 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2022 and 2021, our goodwill was $76.6 million.

Results of Operations—Fiscal Years Ended December 31, 2022, 2021 and 2020

The following table sets forth the components of net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the years ended December 31 2022, 2021 and 2020. The selected financial data presented below have been derived from the Company’s consolidated financial statements; items may not sum due to rounding.

	2022	2021	2020
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(95.2)	(80.0)	(76.7)
Gross profit	4.8	20.0	23.3
General and administrative expenses	(7.9)	(8.6)	(8.6)
Proceeds from loss of use claim	—	—	0.2
Gain (loss) on sale of assets—net	(1.2)	—	0.2
Operating income (loss)	(4.3)	11.4	15.1
Interest expense—net	(2.2)	(3.0)	(3.6)
Other income (expense)	(0.2)	0.1	0.2
Income (loss) before income taxes	(6.7)	8.5	11.7
Income tax (provision) benefit	1.4	(1.8)	(2.8)
Net income (loss)	(5.3)	6.7	8.9

Adjusted EBITDA	2.6%	17.6%	20.6%

Adjusted EBITDA, as provided herein, represents net income (loss) attributable to common stockholders of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate our operating trends. We believe that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that our primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate our period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, we use a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under our incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, net interest expense and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain our business. For these reasons, we use operating income to measure our operating performance and use Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income attributable to common stockholders of Great Lakes Dredge & Dock Corporation (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(34,055)	$49,432	$66,103
Adjusted for:
Interest expense—net	14,108	21,601	26,585
Income tax provision (benefit)	(9,360)	13,391	20,187
Depreciation expense	46,273	43,016	38,183
Adjusted EBITDA	$16,966	$127,440	$151,058

Components of Contract Revenues

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, (in thousands):

Revenues	2022	2021	2020
Dredging:
Capital—U.S.	$342,461	$397,034	$336,163
Capital—foreign	149	6,596	25,892
Coastal protection	192,567	169,678	201,361
Maintenance	98,077	132,551	148,767
Rivers & lakes	15,527	20,290	21,418
Total revenues	$648,781	$726,149	$733,601

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total revenue was $648.8 million in 2022, a decrease of $77.3 million, or 10.6%, from 2021 total revenue of $726.1 million. The decrease in revenues from the prior year was largely attributable to decreases in domestic capital, foreign capital, maintenance revenues and rivers & lakes. This decrease was partially offset by an increase in coastal protection revenues during the current year as compared to the prior year. The Company categorizes revenue by service type to understand the market in which we operate and to assess how we are performing on bidding work or projects and are generating revenue from backlog.

Domestic capital dredging revenues decreased $54.5 million, or 13.7%, to $342.5 million in 2022 when compared to 2021 revenues of $397.0 million. The decrease in domestic capital dredging revenue from the prior year was primarily driven by lower revenue earned from deepening projects in Alabama, Massachusetts, Florida and South Carolina. This decrease was partially offset by an increase in revenue earned on projects in Texas and Virginia. We earned 79% of backlog relating to our domestic capital dredging operations that had been carried forward from December 31, 2021.

Revenues from foreign dredging operations in 2022 totaled $0.1 million, a decrease of $6.5 million, or 98.5%, from 2021 revenues of $6.6 million. We have temporarily moved out of foreign operations to focus on domestic projects and do not anticipate any foreign capital project revenue in the immediate future.

Coastal protection revenues were $192.6 million in 2022, an increase of $22.9 million, or 13.5%, from $169.7 million in 2021. The increase in coastal protection revenue for the year ended December 31, 2022 was mostly attributable to a higher amount of revenue earned on projects in Virginia, North Carolina and New York in the current year as compared to the prior year. This increase was partially offset by a lower amount of revenue earned on projects in Florida and Louisiana in the current year compared to the prior year. We earned 86% of backlog relating to coastal protection operations that had been carried forward from December 31, 2021.

Revenues from maintenance dredging projects in 2022 were $98.1 million, a decrease of $34.5 million, or 26.0%, from $132.6 million in 2021. The decrease in maintenance revenue during the current year was mostly attributable to lower revenue earned on projects in Louisiana, Florida, and North Carolina in the current year compared to the prior year. This decrease was partially offset by greater revenue earned on projects in Mississippi and South Carolina in the current year. We earned 98% of backlog relating to maintenance dredging projects that had been carried forward from December 31, 2021.

Rivers & lakes revenues were $15.5 million for 2022, a decrease of $4.8 million, or 23.7%, from $20.3 million in 2021. The decrease in rivers & lakes revenue during the current year was mostly attributable to lower revenue earned on projects in Mississippi and Texas in the current year compared to the prior year. This decrease was partially offset by revenue earned on projects in Arkansas and Tennessee in the current year. We earned 100% of backlog relating to rivers & lakes operations that had been carried forward from December 31, 2021.

Gross profit for the year ended December 31, 2022 decreased by $114.1 million, or 78.5%, to $31.2 million from $145.3 million for the year ended December 31, 2021. Gross profit margin (gross profit divided by revenue) for the full year 2022 decreased to 4.8%, compared to the prior year's gross profit margin of 20.0%. The lower gross profit for 2022 was mostly driven by high inflation, supply chain delays, fewer high margin capital projects, differing site conditions, more than the usual number of weather impacts, and the high number of drydocks. Supply chain delays impacted drydockings and caused dredges to be delayed when mobilizing to their projects and rapidly increasing inflation impacted the cost of labor, cost of fuel, operating supplies, subcontractor pricing and drydockings, all of which negatively impacted gross margin.

General and administrative expenses totaled $51.1 million for the year ended December 31, 2022, down from $62.1 million for the year ended December 31, 2021. The decrease was mainly attributable to lower incentive pay and profit sharing from the decreased gross profit. In addition, 2022 expenses were lower for technical and consulting expenses, severance expenses and relocation expenses related to the headquarters move to Texas.

Operating loss was $27.7 million and operating income was $83.4 million for the years ended December 31, 2022 and 2021, respectively. The decrease in operating income during the year ended December 31, 2022 was a result of lower gross profit and a one-time non-cash $8.1 million loss from the write-down for an asset retirement. This is partially offset by a decrease in general and administrative expenses, as described above.

The Company’s net interest expense for 2022 totaled $14.1 million compared to $21.6 million in 2021. The decrease in net interest expense was primarily due to the refinancing of the senior notes in May 2021 at a lower interest rate and an increase in capitalized interest due to the extensive new build program.

Income tax benefit in 2022 was $9.4 million, compared to an income tax provision of $13.4 million in 2021 due to the change in pretax net income. The effective tax rate for the year ended December 31, 2022 was 21.3%, unchanged from the year ended December 31, 2021.

For the year ended December 31, 2022, net loss was $34.1 million compared to net income of $49.4 million for the year ended December 31, 2021. The decrease in net income of $83.5 million, down 168.9% from 2021, was driven by a substantial decrease in gross profit, as described above. The decrease was partially offset by a $22.8 million decrease in the income tax provision resulting in net tax benefit, a $7.5 million decrease in net interest expense and a $11.0 million decrease to general and administrative expenses during the current year when compared to the prior year.

Adjusted EBITDA (as defined and reconciled on pages 36 and 37) was $17.0 million and $127.4 million for the years ended December 31, 2022 and 2021, respectively. The decrease in Adjusted EBITDA of $110.4 million, down 86.7% from 2021 was attributable to lower gross profit, excluding depreciation, partially offset by a decrease in general and administrative expenses.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

For a discussion comparing our consolidated operating results from the year ended December 31, 2021 with the year ended December 31, 2020, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Commission on February 23, 2022.

Bidding Activity and Backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated (in thousands):

	December 31,	December 31,	December 31,
Dredging backlog	2022	2021	2020
Capital—U.S.	$148,429	$398,748	$320,920
Capital—foreign	—	—	6,865
Coastal protection	97,819	99,048	97,986
Maintenance	125,671	50,966	125,090
Rivers & lakes	5,221	2,826	8,515
Total dredging backlog	$377,140	$551,588	$559,376

Total dredging backlog does not include approximately $50,000 of performance obligations related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the inclined fall-pipe vessel for subsea rock installation which is expected to be delivered and operational in the first half of 2025.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 77% of our December 31, 2022 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

Approximately 100% of the Company’s dredging backlog at December 31, 2022 is expected to be completed and converted to revenue in 2023.

The 2022 domestic dredging bid market totaled $1.97 billion, an increase of $156 million, or 8.6%, compared to the 2021 bid market total of $1.82 billion. Total domestic dredging bid market for the current year period included awards for multiple coastal protection projects in North Carolina, Florida, New York and New Jersey, another phase of the Houston channel deepening, an access channel dredging project in New Jersey, and a coastal storm risk management project. Additionally, the 2022 bid market included awards for maintenance work in Charleston harbor, a channel maintenance project in New York, a harbor maintenance project in Virginia and river maintenance projects in Arkansas and Mississippi. There were increases in domestic capital, coastal protection and maintenance projects let to bid in the current period with decreases experienced in rivers & lakes projects. The Company won 26% of the overall 2022 domestic bid market, down from a 40% win rate of the overall 2021 domestic bid market and down from the win rate of 35% over the prior three years. In 2022, the Corps delayed letting bids to market and many of those projects were lower margin maintenance projects. So far in 2023, we have seen these delays continue, but we expect the bid market to return to normal levels later in the year. Variability in contract wins from period to period is not unusual. We believe trends in our win rate over the prior three-year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2022 contracted dredging backlog was $377.1 million. This represents a decrease of $174.4 million, or 31.6%, over our December 31, 2021 backlog of $551.6 million. Backlog at the end of 2022 does not reflect approximately $584.7 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog. At December 31, 2021, the amount of domestic low bids pending award was $567.3 million. Included in our low bids pending at December 31, 2022 and 2021 are two liquified natural gas (“LNG”) projects that have been awaiting Notice to Proceed from our clients. Several North American LNG export projects have been delayed in the past couple of years during the pandemic but with the increase in LNG prices, some of these LNG projects are currently gaining momentum and are targeting final investment decisions in 2023.

At the end of the year, the Water Resources Development Act ("WRDA") of 2022 ("WRDA 2022"), was approved by Congress and signed into law by the President. WRDA 2022 is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps' projects for flood and hurricane protection, dredging, ecosystem restoration and other construction projects. WRDA 2022 featured among many other things authorization for New York and New Jersey shipping channels to be deepened to 55 feet, estimated at $6 billion, as well as the Coastal Texas Program, estimated at $30 billion. In addition, this legislation includes policy changes that will allow future port, waterways, and coastal projects to be more readily approved and funded.

The Company won 8%, or $63.8 million, of the domestic capital dredging projects awarded in 2022, compared to 64%, or $457.7 million, in the prior year. During 2022, the Company was awarded an access channel project in New Jersey for $7.0 million and the Norfolk Harbor capital project for $56.8 million. Domestic capital dredging work made up $148.4 million, or 39%, of our December 31, 2022 contracted dredging backlog. During 2022, the Company earned revenue from deepening projects in Houston, Corpus Christi, Charleston, Jacksonville, Chesapeake Bay and Mobile which were in dredging backlog at December 31, 2021. We expect substantially all of our domestic capital dredging backlog at December 31, 2022 to be performed in 2023. We continue to see strong support from the current presidential administration and Congress for the dredging industry. In December 2022, the Omnibus Appropriations Bill for fiscal year 2023 was passed which included another record budget of $8.66 billion for the Corps' civil works program of which $2.318 billion is provided for the Harbor Maintenance Trust Fund ("HMTF") to maintain and modernize our nation’s waterways. We expect these budgeted appropriations and the 2022 Corps budget to support the funding of several delayed capital port improvement projects including Sabine, Freeport, Mobile, San Juan, Houston, Corpus Christi and additional phases of Norfolk. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

The Company won 57%, or $204.0 million, of the coastal protection projects awarded in 2022, compared to 58%, or $195.9 million, in the prior year. During 2022, the Company was awarded three coastal protection projects of $25.9 million, $20.3 million and $11.6 million in North Carolina, four coastal protection projects of $37.2 million, $28.8 million, $24.5 million and $21.5 million in New York and New Jersey, one coastal protection project of $8.5 million in Florida and one coastal protection project of $5.2 million in Virginia. We have contracted dredging backlog related to coastal protection of $97.8 million at December 31, 2022 compared to $99.0 million at the end of 2021. During the year ended December 31, 2022, the Company continued to earn revenue on coastal protection projects in North Carolina, Florida, New York and New Jersey which were in dredging backlog at December 31, 2021. We expect substantially all of our coastal protection dredging backlog at December 31, 2022 to be performed in 2023. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. In addition, the Disaster Relief Supplemental Appropriations Act for fiscal year 2023 was approved which included $1.48 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters and to initiate coastal protection projects that will increase coastal resiliency. This increased budget and additional funding support our expectation for a stronger market in 2023.

The Company won 26%, or $191.4 million, of the maintenance dredging projects awarded in 2022 compared to 8%, or $57.4 million, in 2021. During 2022 the Company was awarded multiple maintenance projects including four maintenance projects in South and North Carolina totaling $48.8 million, two projects in Florida totaling $29.3 million, and three projects in Texas, Louisiana, and Alabama for $20.0 million, $14.8 million and $12.2 million respectively. During the year ended December 31, 2022, the Company continued to earn revenue on projects in Georgia, Florida, Louisiana, Mississippi and North and South Carolina which were in dredging backlog at December 31, 2021. Our contracted maintenance dredging backlog at December 31, 2022 of $125.7 million is $74.7 million lower than the backlog of $51.0 million at December 31, 2021. We expect substantially all of our maintenance dredging backlog at December 31, 2022 to be performed in 2023. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

The Company won 48%, $59.1 million, of the rivers & lakes projects in the markets where the group operates during the current year, compared to 31%, or $24.0 million, in 2021. During 2022, the Company was awarded one rivers & lakes project in Arkansas. For the year ended December 31, 2022, we continued to earn revenue on projects in Mississippi, Tennessee and Arkansas which were in dredging backlog at December 31, 2021. We have contracted dredging backlog related to rivers & lakes of $5.2 million at December 31, 2022, which is $2.4 million lower than the backlog of $2.8 million at December 31, 2021. We expect substantially all of our rivers & lakes dredging backlog at December 31, 2022 to be performed in 2023.

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

The Company’s net cash provided by operating activities for the years ended December 31, 2022, 2021 and 2020 totaled $1.7 million, $49.0 million and $78.9 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities during

2022 compared to the same period in the prior year was driven by a decrease in net income and an increase in working capital due to an increase in inventories during the current year when compared to the same period in the prior year. Cash provided by operating activities for the year ended December 31, 2021 was down compared to 2020 due to lower net income and higher working capital during 2021.

The Company’s net cash flows used in investing activities for the years ended December 31, 2022, 2021 and 2020 totaled $140.9 million, $112.2 million and $43.2 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of our dredging fleet. The Company is currently building a 6,500 cubic yard trailing suction hopper dredge, the Galveston Island, which is expected to be operational mid-year 2023, additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, with expected delivery in the first half of 2025. The delivery of the new Galveston Island and Amelia Island hopper dredges will provide the Company with added capacity and the opportunity to potentially retire older dredges. In November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new U.S. offshore wind industry which is expected to be delivered and operational in the first half of 2025. In 2021, the Company began building three 7,100 cubic yard dump scow barges, and in July 2021, the Company announced a contract to build two multifunctional all-purpose vessels (“multicats”). During the year ended December 31, 2022, the Company invested $58.3 million in the new hopper dredges, $29.8 million in multicats and scows and $17.1 million in the rock installation vessel. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations and revolver availability. In 2022, 2021 and 2020, we received $2.1 million, $4.5 million and $4.5 million, respectively, in proceeds from dispositions of property and equipment.

The Company’s net cash flows used in financing activities for the years ended December 31, 2022, 2021 and 2020 totaled $1.7 million, $5.9 million and $6.3 million, respectively. The decrease in cash used in financing activities relates to greater new debt financing fees in the prior year period in addition to changes in the taxes paid on settlement of vested shares awards and a decrease in the exercise of options and purchases from the Company’s employee stock purchase plan. In addition, the Company repurchased $3.9 million of common stock during 2020 and none during the periods ended December 31, 2022 or 2021.

The Company expects to spend approximately $175 million on capital expenditures in 2023 which is comprised of vessels in our new build program and maintenance capital expenditures. Subsequent to year end 2022, the Company has drawn $65 million on the Amended Credit Agreement to support payments related to the new build program. In January 2023, the Company applied with the Maritime Administration or MARAD, which is a unit of the U.S. Department of Transportation, for Title XI financing. If approved, we could borrow a portion of the acquisition cost of the subsea rock installation vessel with repayment terms of up to 25 years at rates tied to U.S. Treasury rates. MARAD announced in 2022 that they want to facilitate more offshore wind construction and have designated vessels like our subsea rock installation ship, “Vessels of National Interest” which will prioritize our application for review and funding through Title XI. The review and approval process is expected to be completed later in 2023. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability and potential new sources of financing.

Commitments, contingencies and liquidity matters

Refer to Note 6, “Long-term debt,” in the Company’s consolidated financial statements for discussion of the Company’s Amended Credit Agreement and Senior Notes. Additionally, refer to Note 12, “Commitments and contingencies,” in the consolidated financial statements for discussion of the Company’s surety agreements.

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

The Company believes our cash and cash equivalents, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to fund our operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, our ability to fund our working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial terms and covenants required under the Amended Credit Agreement, depends on our future operating performance and cash flows, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual Obligations

Additional information related to contractual obligations can be found within this Item 7 in our “Liquidity and Capital Resources” section and also in Note 6, “Long-term debt,” and Note 12, “Commitments and contingencies,” to our consolidated financial statements.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to contract guarantees and insurance payment liabilities totaling $16.4 million at December 31, 2022. We have granted liens on a substantial portion of the owned operating equipment as security for borrowings under the Amended Credit Agreement and other indebtedness.

At December 31, 2022, the Company had outstanding performance bonds with a notional amount of $730.3 million of which $17.4 million relates to projects from our historical environmental & infrastructure businesses. The revenue value remaining in backlog related to the projects totaled $308.5 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In May 2021, the Company sold $325 million of unsecured 5.25% Senior Notes due June 1, 2029 pursuant to a private offering. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325 million aggregate principal amount of its prior outstanding 8% Notes. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. At December 31, 2022, the Company had long-term senior notes outstanding with a recorded face value of $325.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 5.25%, was $252.7 million at December 31, 2022 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2022 the fair value of this fixed rate debt would have increased to $265.6 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 11% of our costs of contract revenues. We use fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. We do not purchase fuel hedges for trading purposes. Based on our 2023 projected domestic fuel consumption, an approximate 10% increase in the average price per gallon of fuel would have a $0.4 million effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2022. At December 31, 2022 we had outstanding arrangements to hedge the price of a portion of our fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements through December 2022. As of December 31, 2022, there were 7.3 million gallons remaining on these contracts. Under these agreements, we will pay fixed prices ranging from $2.29 to $3.95 per gallon. At December 31, 2022, the fair value liabilities on these contracts was $0.6 million, based on quoted market prices and is recorded in accrued liabilities. A 10% change in forward fuel prices would result in a 2.4. million change in the fair value of fuel hedges outstanding at December 31, 2022.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 17, 2023, are set forth on pages 49 to 76 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

a)
Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2022. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

b)
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 17, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Corporate Governance,” “Security Ownership of Certain Beneficial Owners and Management” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables,” “Compensation Discussion and Analysis,” “Corporate Governance” and “CEO Pay Ratio” in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Corporate Governance” and “Potential Payments Upon Termination or Change of Control” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are set forth on pages 49 to 76 of this Report and are incorporated by reference in Item 8 of this Report.

2. Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 76, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Estimated Costs at Completion— Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description:

During 2022, the Company’s contract revenues were $648.8 million, all of which represented revenue recognized over time as work progressed on individual contracts. The Company recognizes revenue on its contracts utilizing the cost-to-cost method for determining progress toward completion of each contract. Revenue is recognized using contract fulfillment costs incurred to date compared to total estimated fulfillment costs at completion. Daily costs and project duration are significant factors in management’s estimate of fulfillment costs at completion.

We identified estimated contract fulfillment costs at completion used in revenue recognition as a critical audit matter because of the judgments inherent in management’s estimates related to contracts that were in progress at December 31, 2022. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures on the total estimated contract fulfillment costs which underlie management’s determination of revenue on contracts in progress.

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

•
We selected a sample of contracts with customers, and we performed the following:
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
•
For certain contracts, we performed in-person site visits and held meetings with the project site managers and project sponsors, who are a part of GLDD operations outside of the accounting and finance function, to discuss the contract activities. Further, we utilized a global positioning system tracking technology to validate equipment deployed on-site.
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

Goodwill— Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description:

The Company has one reportable segment which is also the Company’s one operating segment and reporting unit for which the Company tests goodwill for impairment. The Company tests goodwill for impairment as of July 1 each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performed a qualitative goodwill impairment assessment as of its annual test date of July 1, 2022, and determined that it was not more likely than not that the fair value of the reporting unit was below its carrying amount as of such date.

During the interim period after the annual test date, the Company performed a quantitative goodwill impairment assessment with a valuation date of October 1, 2022. The Company’s quantitative goodwill impairment assessment involved comparing the carrying value of the Company’s reporting unit to the estimated fair value of the reporting unit which is based on both the market-based approach using the guideline public company method and income-based approach using a discounted cash flow method. The quantitative goodwill impairment assessment requires the Company to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.

The Company's goodwill balance is $76.6 million as of December 31, 2022, and the quantitative goodwill impairment assessment as of the interim test date resulted with the fair value of the reporting unit in excess of its carrying value by at least 10%. Therefore, no goodwill impairment charge was recorded. However, the excess fair value over carrying value is low and as a result, there exists sensitivity to changes in estimates and assumptions between the carrying value and estimated fair value of the reporting unit.

We identified goodwill as a critical audit matter because of (i) the significant judgment inherent in management’s estimates while developing the fair value measurement of the reporting unit including forecasted revenue growth rates, forecasted earnings before income taxes, depreciation and amortization (“EBITDA”) margins, and forecasted contract margin; (ii) a high degree of auditor judgment and subjectivity in performing our audit procedures; and (iii) an increased extent of effort involved using professionals with specialized skill and knowledge to evaluate the reasonableness of management's estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to selection of the forecasted revenue growth rates, forecasted EBITDA margins, and forecasted contract margin used in the quantitative goodwill impairment assessment for the Company’s reporting unit included the following:

•
We tested the effectiveness of internal controls over management's quantitative goodwill impairment assessment, including those over the selection of the forecasted revenue growth rates, forecasted EBITDA margins, and forecasted contract margin used in the fair value measurement.

•
We performed sensitivity analyses of the forecasted revenue growth rates, forecasted EBITDA margins, and forecasted contract margins to evaluate the reasonableness of management’s assumptions.

•
We evaluated the reasonableness of the forecasted revenue growth rates, forecasted EBITDA margins, and forecasted contract margins by performing inquiries of the Company’s executives and those outside of the accounting and finance function and also by comparing to historical forecasts and backlog amounts.

•
We evaluated the reasonableness of the forecasted revenue growth rates and forecasted EBITDA margins by comparing the assumptions to (i) similar metrics for guideline public companies, (ii) internal communications to management and the Board of Directors, (iii) analyst reports, and (iv) third-party macroeconomic and industry data.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 17, 2023

We have served as the Company's auditor since 1991.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2022 and 2021

(in thousands, except per share amounts)

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,546	$145,459
Accounts receivable—net	44,890	82,953
Contract revenues in excess of billings	65,922	39,844
Inventories	29,229	30,760
Prepaid expenses	1,568	2,017
Other current assets	34,686	26,399
Total current assets	182,841	327,432

PROPERTY AND EQUIPMENT—Net	543,910	455,102
OPERATING LEASE ASSETS	89,733	62,233
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	80,044	65,049
OTHER	8,676	11,278
TOTAL	$981,780	$997,670

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$94,077	$85,566
Accrued expenses	29,469	37,626
Operating lease liabilities	26,873	16,729
Billings in excess of contract revenues	9,914	14,814
Total current liabilities	160,333	154,735

LONG-TERM DEBT	321,521	320,971
OPERATING LEASE LIABILITIES—Noncurrent	65,010	45,986
DEFERRED INCOME TAXES	59,115	68,497
OTHER	7,581	8,484
Total liabilities	613,560	598,673

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 66,188 and 65,746 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	6	6

Treasury stock, at cost	—	—
Additional paid-in capital	312,091	308,482
Accumulated retained earnings	56,314	90,369
Accumulated other comprehensive income (loss)	(191)	140
Total equity	368,220	398,997
TOTAL	$981,780	$997,670

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands, except per share amounts)

	2022	2021	2020

CONTRACT REVENUES	$648,781	$726,149	$733,601
COSTS OF CONTRACT REVENUES	617,608	580,879	562,373
GROSS PROFIT	31,173	145,270	171,228

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	51,117	62,134	62,757
PROCEEDS FROM LOSS OF USE CLAIM	—	—	(1,723)
(GAIN) LOSS ON SALE OF ASSETS—Net	7,792	(294)	(1,571)
Total operating income (loss)	(27,736)	83,430	111,765

OTHER EXPENSE:
Interest expense—net	(14,108)	(21,601)	(26,585)
Other income (loss)	(1,571)	994	1,110
Total other expense	(15,679)	(20,607)	(25,475)

INCOME (LOSS) BEFORE INCOME TAXES	(43,415)	62,823	86,290
INCOME TAX (PROVISION) BENEFIT	9,360	(13,391)	(20,187)

NET INCOME (LOSS)	$(34,055)	49,432	66,103

Basic earnings (loss) per share	$(0.52)	$0.75	$1.02
Basic weighted average shares	66,051	65,587	64,743

Diluted earnings (loss) per share	$(0.52)	$0.75	$1.00
Diluted weighted average shares	66,051	66,301	65,872

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

	2022	2021	2020
Net income (loss)	$(34,055)	$49,432	$66,103
Net change in cash flow derivative hedges—net of tax (1)	(331)	(828)	673
Comprehensive income (loss)	$(34,386)	$48,604	$66,776

(1)
Net of income tax (provision) benefit of $112, $280 and $217 for the years ended December 31, 2022, 2021 and 2020, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders

							Accumulated
	Shares of		Shares of		Additional	Accumulated	Other
	Common	Common	Treasury	Treasury	Paid-In	Retained Earnings	Comprehensive
	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income (Loss)	Total
BALANCE—January 1, 2020	64,283	$6	—	$—	$302,189	$(23,091)	$295	$279,399

Share-based compensation	94	—	—	—	6,754	—	—	6,754
Vesting of restricted stock units, including impact of shares withheld for taxes	741	—	—	—	(4,748)	—	—	(4,748)
Exercise of stock options and purchases from employee stock purchase plan	331	—	—	—	2,360	—	—	2,360
Repurchase of common stock	(426)	—	—	—	(1,798)	(2,075)	—	(3,873)
Net income	—	—	—	—	—	66,103	—	66,103
Other comprehensive income—net of tax	—	—	—	—	—	—	673	673
BALANCE—December 31, 2020	65,023	$6	—	$—	$304,757	$40,937	$968	$346,668

Share-based compensation	35	—	—	—	5,188	—	—	5,188
Vesting of restricted stock units, including impact of shares withheld for taxes	431	—	—	—	(3,785)	—	—	(3,785)
Exercise of stock options and purchases from employee stock purchase plan	257	—	—	—	2,322	—	—	2,322
Repurchase of common stock	-	—	—	—	—	—	—	—
Net income	—	—	—	—	—	49,432	—	49,432
Other comprehensive loss—net of tax	—	—	—	—	—	—	(828)	(828)
BALANCE—December 31, 2021	65,746	$6	—	$—	$308,482	$90,369	$140	$398,997

Share-based compensation	49	—	—	—	4,288	—	—	4,288
Vesting of restricted stock units, including impact of shares withheld for taxes	214	—	—	—	(1,827)	—	—	(1,827)
Exercise of stock options and purchases from employee stock purchase plan	179	—	—	—	1,148	—	—	1,148
Net loss	—	—	—	—	—	(34,055)	—	(34,055)
Other comprehensive loss—net of tax	—	—	—	—	—	—	(331)	(331)
BALANCE—December 31, 2022	66,188	$6	—	$—	$312,091	$56,314	$(191)	$368,220

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$(34,055)	$49,432	$66,103
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation expense	46,273	43,016	38,183
Deferred income taxes	(9,270)	12,311	20,508
(Gain) loss on sale of assets	7,792	(294)	(1,571)
Amortization of deferred financing fees	1,299	2,349	1,611
Share-based compensation expense	4,288	5,188	6,754
Changes in assets and liabilities:
Accounts receivable	38,064	(43,963)	(19,205)
Contract revenues in excess of billings	(26,078)	(7,738)	(9,546)
Inventories	(14,255)	(2,706)	(2,383)
Prepaid expenses and other current assets	(7,636)	10,873	1,466
Accounts payable and accrued expenses	(1,966)	(698)	(3,328)
Billings in excess of contract revenues	(4,900)	(17,794)	(22,658)
Other noncurrent assets and liabilities	2,097	(969)	3,013
Cash provided by operating activities	1,653	49,007	78,947

INVESTING ACTIVITIES:
Purchases of property and equipment	(143,006)	(116,658)	(47,621)
Proceeds from dispositions of property and equipment	2,100	4,459	4,450
Cash used in investing activities	(140,906)	(112,199)	(43,171)

FINANCING ACTIVITIES:
Repayments of debt	—	(325,000)	—
Proceeds from issuance of debt	—	325,000	—
Deferred financing fees	(981)	(4,395)	—
Taxes paid on settlement of vested share awards	(1,827)	(3,785)	(4,748)
Exercise of stock options and purchases from employee stock plans	1,148	2,321	2,360
Repurchase of common stock	—	—	(3,873)
Borrowings under revolving loans	10,000	—	—
Repayments of revolving loans	$(10,000)	—	—
Cash used in financing activities	(1,660)	(5,859)	(6,261)
Net (decrease) increase in cash, cash equivalents and restricted cash	(140,913)	(69,051)	29,515
Cash, cash equivalents and restricted cash at beginning of period	147,459	216,510	186,995
Cash, cash equivalents and restricted cash at end of period	$6,546	$147,459	$216,510

Cash and cash equivalents	$6,546	$145,459	$216,510
Restricted cash included in other long-term assets	—	2,000	—
Cash, cash equivalents and restricted cash at end of period	$6,546	$147,459	$216,510

Supplemental Cash Flow Information
Cash paid for interest	$17,742	$22,919	$26,430
Cash paid for income taxes	$1,264	$637	$392

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$8,686	$7,010	$6,693

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2022 AND 2021 AND FOR THE

YEARS ENDED December 31, 2022, 2021 AND 2020

(In thousands, except per share amounts or as otherwise noted)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) are in the business of marine construction, primarily dredging. The Company is the largest provider of dredging services in the United States which is complemented with a long history of performing significant international projects. In addition, the Company is fully engaged in expanding its core business into the rapidly developing offshore wind energy industry. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

When conducting the annual impairment test for goodwill, the Company can choose to assess qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is below its carrying value. Qualitative factors considered include macroeconomic, industry and market environments, overall financial performance and market indications of value. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. The Company also may elect to forego this step and just perform the quantitative impairment test.

When performing a quantitative impairment test, the Company assesses the fair values of its reporting unit using both an income-based approach and a market-based approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of expected future revenue, profitability and capital expenditures related to our new build program, future market growth trends, forecasted revenues and expenses, working capital assumptions, appropriate discount rates and other variables. The market approach measures the value of a reporting unit through comparison to comparable companies. Under the market approach, the Company uses the guideline public company method by applying estimated market-based enterprise value multiples to the reporting unit’s estimated trailing and forward Adjusted EBITDA. The Company analyzes companies that performed similar services or are considered peers. Due to the fact that there are no public companies that are direct competitors, the Company weighs the results of this approach less than the income approach.

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit of which the Company tests goodwill for impairment. In the current year, the Company performed both a qualitative and a quantitative goodwill impairment test. The Company performed its annual test of impairment as of July 1, 2022 and an interim test of impairment as of October 1, 2022 with no indication of impairment as of either test date. When performing the qualitative test, the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company has documented the qualitative considerations and determinations to support this conclusion. When performing the quantitative test, the Company assessed the fair values of its reporting unit using both a market-based approach and an income-based approach. The assessment used estimates based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Likewise, changes in terminal value and discount rate assumptions, unfavorable economic environment or market conditions and other factors in the future may cause a different assessment. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates. As of the test date, the fair value of the reporting unit was in excess of its carrying value by at least 10%. The Company will continue to monitor for changes in facts or circumstances that may impact our estimates. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2023 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment subject to amortization. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. No triggering events were identified in 2022 or 2021. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

The computations for basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 are as follows:

(shares in thousands)
	2022	2021	2020
Net income (loss)	$(34,055)	$49,432	$66,103

Weighted-average common shares outstanding — basic	66,051	65,587	64,743
Effect of stock options and restricted stock units	—	714	1,129

Weighted-average common shares outstanding — diluted	66,051	66,301	65,872

Earnings per share — basic	$(0.52)	$0.75	$1.02
Earnings per share — diluted	$(0.52)	$0.75	$1.00

For the year ended December 31, 2022 the dilutive effect of 462 stock options (“NQSO”) and restricted stock units (“RSU”) were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during the period.

For the years ended December 31, 2022, 2021 and 2020, 351 thousand, 1 thousand and 1 thousand, respectively, non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2022 and 2021 are as follows:

	2022	2021
Land	$9,348	$9,992
Buildings and improvements	1,314	1,315
Furniture and fixtures	19,986	18,568
Operating equipment	991,574	869,953

Total property and equipment	1,022,222	899,828

Accumulated depreciation	(478,312)	(444,726)

Property and equipment — net	$543,910	$455,102

Operating equipment of $500 was classified as held for sale, excluded from property and equipment, as of December 31, 2022. Gain or loss on sale of assets, net for the year ended December 31, 2022 includes $8,150 of loss related to the retirement of an asset which is classified as held for sale.

Depreciation expense was $46,273, $43,016 and $38,183, for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Lease costs

The Company’s lease costs are recorded in costs of contract revenues and general and administrative expenses. For the years ended December 31, 2022, 2021 and 2020, respectively, lease costs are as follows:

	2022	2021	2020
Operating lease costs	$24,224	$24,427	$24,602
Short-term lease costs	94,842	95,957	87,534
Total lease cost	$119,066	$120,384	$112,136

Lease terms and commitments

As recorded on the balance sheet, the Company’s maturity analysis of its operating lease liabilities as of December 31, 2022 is as follows:

2023	$30,412
2024	27,365
2025	18,575
2026	8,378
2027	6,509
Thereafter	9,356
Minimum lease payments	100,595
Imputed interest	8,712
Present value of minimum operating lease payments	$91,883

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Additional information related to the Company’s leases as of December 31, 2022, 2021 and 2020 respectively, is as follows:

	2022	2021	2020
Weighted average remaining lease term	4.2 years	4.4	4.1
Weighted average discount rate	4.7%	5.1%	6.2%

Supplemental information related to leases during the years ended December 31, 2022, 2021 and 2020 respectively, is as follows:

	2022	2021	2020
Operating cash flows from operating leases	$(22,775)	$(22,591)	$(25,064)
Operating lease liabilities arising from obtaining new operating lease assets	$57,618	$24,191	$22,746

5. ACCRUED EXPENSES

Accrued expenses at December 31, 2022 and 2021 were as follows:

	2022	2021
Insurance	$17,808	$12,821
Other	5,107	6,427
Payroll and employee benefits	2,062	13,533
Interest	1,469	1,460
Income and other taxes	1,419	2,941
Contract reserves	966	444
Fuel hedge contracts	638	—
Total accrued expenses	$29,469	$37,626

6. LONG-TERM DEBT

Long-term debt at December 31, 2022 and 2021 were as follows:

	2022	2021
Revolving credit facility	$—	$—
2029 Notes	321,521	320,971
Total	$321,521	$320,971

Credit agreement

On July 29, 2022, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Great Lakes U.S. Fleet Management, LLC, and Drews Services LLC (collectively the “Credit Parties”) entered into a second amended and restated revolving credit and security agreement (as amended, supplemented or otherwise modified from time to time, the “Amended Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Trust Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Trust Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator. The Amended Credit Agreement amends and restates the prior Amended Credit Agreement dated as of May 3, 2019 by and among the financial institutions from time to time party thereto as lenders, the Agent and the Credit Parties party thereto such that the terms and conditions of the prior credit agreement have been subsumed and replaced in their entirety by the terms and conditions of the Amended Credit Agreement, including the amount available under the revolving credit facility. The terms of the Amended Credit Agreement are summarized below.

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

The Company had no borrowings on the revolver, $16,391 and $25,127 of letters of credit outstanding and $245,713 and $174,546 of availability under the Amended Credit Agreement as of December 31, 2022 and 2021, respectively. The availability under the Amended Credit Agreement is suppressed by $37,897 and $327 as of December 31, 2022 and 2021, respectively, as a result of certain limitations of borrowing related to reserves and compliance with the Company's obligations set forth in the Amended Credit Agreement or the prior credit agreement.

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

Other

The scheduled principal payments through the maturity date of the Company’s long-term debt at December 31, 2022, are as follows:

Years Ending December 31,
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	325,000
Total	$325,000

The Company incurred amortization of deferred financing fees for its long-term debt of $1,142, $1,382 and $1,611 for each of the years ended December 31, 2022, 2021 and 2020. Such amortization is recorded as a component of net interest expense.

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

		Fair Value at
	Fair Value
	Hierarchy	December 31, 2022		December 31, 2021
	Levels	Assets	Liabilities	Assets	Liabilities

Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$—	$638	$630	$—
Foreign currency exchange hedge contracts	2	831	6	—	—
Total derivatives		$831	$644	$630	$—

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

As of December 31, 2022, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2022. As of December 31, 2022, there were 7.3 million gallons remaining on these contracts representing forecasted domestic fuel purchases through December 2022. Under these swap agreements, the Company will pay fixed prices ranging from $2.29 to $3.95 per gallon.

At December 31, 2022, the fair value liability of the fuel hedge contracts were estimated to be $638 and is recorded in accrued liabilities. At December 31, 2021, the fair value asset of the fuel hedge contracts were estimated to be $630 and is recorded in other current assets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2022 were $10,629. The remaining gains and losses included in the accumulated other comprehensive income (loss) at December 31, 2022 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as costs of contract revenues in the Statement of Operations. The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

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

As of December 31, 2022, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. As of December 31, 2022, there were 28.9 million Euro of payments remaining on these hedge contracts. Under these hedge contracts, the Company will pay fixed prices ranging from $0.99 to $1.13 per Euro.

At December 31, 2022, the fair value asset of foreign currency exchange hedge contracts were estimated to be $831 and is recorded in other current assets. At December 31, 2022, the fair value liability of foreign currency exchange hedge contracts were estimated to be $6 and is recorded in accrued liabilities. There were no foreign currency exchange hedge contracts as of December 31, 2021. For foreign currency exchange hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2022 were $155. The remaining gains and losses included in accumulated other comprehensive income (loss) at December 31, 2022 will be reclassified into earnings over the next twenty-three months, corresponding to the period during which the hedged currency is expected to be utilized. Changes in the fair value of foreign currency exchange hedge contracts not considered highly effective are recorded as other expenses in the Statement of Operations. The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

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

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	2022	2021	2020
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative (gains) losses to earnings—net of tax	$(10,629)	$(6,481)	$5,825
Change in fair value of derivatives—net of tax	9,681	5,653	(5,152)
Net change in cash flow derivative fuel hedges—net of tax	$(948)	$(828)	$673

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative (gains) losses to earnings—net of tax	$116	$—	$—
Change in fair value of derivatives—net of tax	501	—	—
Net change in cash flow derivative foreign currency hedges—net of tax	617	—	—
Total net change in cash flow derivative hedges—net of tax	$(331)	$(828)	$673

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statements operations location	2022	2021	2020
Derivatives:
	Costs of contract revenues	$(14,219)	$(8,670)	$7,703
	Income tax (provision) benefit	(3,590)	(2,189)	1,878
		$(10,629)	$(6,481)	$5,825

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of the senior revolving credit agreement approximates fair value. In May 2021, the Company sold $325,000 of the 2029 Notes pursuant to a private offering, which were outstanding at December 31, 2022 (See Note 6, Long-Term Debt). The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The 2029 Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 2029 Notes. The fair value of the 2029 Notes was $252,655 at December 31, 2022, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

8. INCOME TAXES

The Company’s income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Income tax provision (benefit)	$(9,360)	$13,391	$20,187

The Company’s income (loss) before income tax from domestic and foreign operations for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Domestic operations	$(43,179)	65,708	$94,826
Foreign operations	(236)	(2,885)	(8,536)
Total income (loss) before income	$(43,415)	$62,823	$86,290

The provision (benefit) for income taxes as of December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Federal:
Current	$—	$—	$—
Deferred	(9,754)	11,020	17,464
State:
Current	(90)	1,080	128
Deferred	484	1,291	3,023
Foreign:
Current	—	—	(428)
Deferred	—	—	—
Total	(9,360)	$13,391	$20,187

The Company’s income tax provision (benefit) reconciles to the provision (benefit) at the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 , as follows:

	2022	2021	2020
Tax provision (benefit) at statutory U.S. federal income tax rate	$(9,117)	$13,193	$18,121
State income tax — net of federal income tax benefit	(3,952)	2,144	3,124
Adjustment to deferred tax depreciation	—	(1,414)	—
Stock based compensation	(414)	(1,318)	(1,212)
Nondeductible officer compensation	244	1,195	1,212
Research and development tax credits	(518)	(642)	(674)
Changes in valuation allowance	4,365	—	—
Other	32	233	(384)
Income tax provision (benefit)	$(9,360)	$13,391	$20,187

At December 31, 2022 and 2021, the Company had loss carryforwards for federal income tax purposes of $54,376 and $55,554 respectively. Of the loss carryforwards at December 31, 2022 $43,334 expires in 2037 and the remaining $11,042 may be carried forward indefinitely. The Company also has indefinite life carryforwards as a result of interest limitations. Starting in 2022, the Company has research costs attributable to research and development that are currently expensed but are required to be capitalized for U.S. tax purposes and amortized primarily over 5 or 15 years.

At December 31, 2022 and 2021, the Company had gross net operating loss carryforwards for state income tax purposes totaling $188,884 and $157,245, respectively, which expire between 2027 and 2042. The Company has established a valuation allowance that was $5,988 and $1,623 as of December 31, 2022 and 2021, respectively. The Company believes that the remaining net operating losses, net of the valuation allowance, will be fully utilized in future periods.

The Company also has foreign gross net operating loss carryforwards of approximately $69 and $2,469 as of December 31, 2022 and 2021, respectively, which expire between 2023 and 2028. At December 31, 2022 and 2021, a full valuation allowance has been established for the deferred tax asset of $24 and $864 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022, 2021 and 2020 the Company had no interest and penalties recorded.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2019 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2018. In foreign jurisdictions in which the Company operates, years prior to 2016 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Operating lease assets	$23,200	$15,835
Accrued liabilities	5,381	7,130
Federal NOLs and interest limitations	15,042	11,666
Foreign NOLs	24	864
State NOLs	10,291	6,682
Research costs	3,175	—
Tax credit carryforwards	4,411	3,892
Valuation allowance	(6,012)	(2,487)
Total deferred tax assets	55,512	43,582

Deferred tax liabilities:
Depreciation and amortization	(91,923)	(96,207)
Operating lease liabilities	(22,657)	(15,713)
Other liabilities	(47)	(159)
Total deferred tax liabilities	(114,627)	(112,079)
Net noncurrent deferred tax liabilities	$(59,115)	$(68,497)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company evaluates its ability to realize deferred tax assets by considering all available positive and negative evidence. This evidence includes its cumulative earnings or losses in recent years. The Company further considers the impact on these cumulative earnings or losses of discontinued operations and other divested operations and joint ventures, restructuring charges and other nonrecurring adjustments that are not indicative of its ability to generate taxable income in future periods. The Company also considers sources of taxable income, such as the amount and timing of realization of its deferred tax liabilities relative to the timing of expiration of loss carryforwards. When it is estimated to be more likely than not that all or some portion of deferred tax assets will not be realized, the Company establishes a valuation allowance for the amount of such deferred tax assets considered to be unrealizable. After evaluating the positive and negative evidence for future realization of deferred tax assets, the Company recorded valuation allowances for foreign net operating loss carryforwards and certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2022 and 2021 as it was more likely than not that the balance of these tax items would not be realized. By contrast, after evaluating the positive and negative evidence, the Company concluded that it was more likely than not that the deferred federal income tax asset and remaining state net operating loss carryforwards recorded at December 31, 2022 and 2021 would ultimately be realized and determined that no valuation allowance was required.

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

Compensation cost charged to expense related to share-based compensation arrangements was $4,288, $5,188 and $6,754, for the years ended December 31, 2022, 2021 and 2020, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. The volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2022, 2021 and 2020. The aggregate intrinsic value of stock options represents the difference between market value on the date of exercise and the option price. The aggregate intrinsic value of stock options exercised during 2022, 2021 and 2020 was $212, $1,351 and $779, respectively.

A summary of stock option activity under the Incentive Plan as of December 31, 2022, and changes during the year ended December 31, 2022, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2022	105	$7.50
Granted	—	—
Exercised	(29)	7.19
Forfeited or Expired	—	—
Outstanding as of December 31, 2022	76	$7.61	1.2	$—

Vested at December 31, 2022	76	$7.61	1.2	$—

Restricted stock units

RSUs primarily vest in equal portions over the three year vesting period. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2022, and changes during the year ended December 31, 2022, is presented below:

Non-vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2022	1,044	$10.57
Granted	487	13.85
Vested	(393)	9.86
Forfeited	(31)	11.15
Outstanding as of December 31, 2022	1,107	$12.62

Expected to vest at December 31, 2022	997	$12.67

As of December 31, 2022, there was $7,844 of total unrecognized compensation cost related to non-vested RSUs granted under the Incentive Plan. That cost for non-vested RSUs is expected to be recognized over a weighted-average period of 1.9 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $2,185 and $4,250 for the years ended December 31, 2022 and 2021, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on its Board of Directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the Board or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $155, payable quarterly in arrears, and is generally paid 50% in cash and 50% in common stock or deferred restricted stock units of the Company. Directors may elect to receive some or all of the cash retainer in common stock or deferred restricted stock units. In 2022, the Chairman of the Board received an additional $100 of annual compensation, paid 100% in common stock.

In the years ended December 31, 2022, 2021 and 2020, 106 thousand, 50 thousand and 79 thousand shares, respectively, of the Company’s common stock or restricted stock units were issued to non-employee directors under the Incentive Plan.

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

The majority of the Company’s contracts are completed in a year or less. At December 31, 2022, the Company had $377,140 of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include approximately $50,000 of performance obligations related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the inclined fall-pipe vessel for subsea rock installation which is expected to be delivered and operational in the first half of 2025. Approximately 100% of the Company’s dredging backlog will be completed in 2023.

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

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2022, 2021 and 2020:

Revenues	2022	2021	2020
Dredging:
Capital—U.S.	$342,461	$397,034	$336,163
Capital—foreign	149	6,596	25,892
Coastal protection	192,567	169,678	201,361
Maintenance	98,077	132,551	148,767
Rivers & lakes	15,527	20,290	21,418
Total revenues	$648,781	$726,149	$733,601

The following table sets forth, by type of customer, the Company’s contract revenues for the years ended December 31, 2022, 2021 and 2020:

Revenues	2022	2021	2020
Dredging:
Federal government	$431,705	$568,980	$582,949
State and local government	207,033	118,712	85,737
Private	9,894	31,861	39,023
Foreign	149	6,596	25,892
Total revenues	$648,781	$726,149	$733,601

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

Accounts receivable at December 31, 2022 and December 31, 2021 are as follows:

	2022	2021
Completed contracts	$4,682	$10,612
Contracts in progress	32,546	65,415
Retainage	8,226	7,490
	45,454	83,517
Allowance for doubtful accounts	(564)	(564)

Total accounts receivable—net	$44,890	$82,953

The components of contracts in progress at December 31, 2022 and December 31, 2021 are as follows:

	2022	2021
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$262,125	$270,998
Amounts billed	(210,068)	(240,941)
Costs and earnings in excess of billings for contracts in progress	52,057	30,057
Costs and earnings in excess of billings for completed contracts	14,972	10,894
Total contract revenues in excess of billings	$67,029	$40,951

Current portion of contract revenues in excess of billings	$65,922	$39,844
Long-term contract revenues in excess of billings	1,107	1,107
Total contract revenues in excess of billings	$67,029	$40,951

Billings in excess of costs and earnings:
Amounts billed	$(95,013)	$(224,381)
Costs and earnings for contracts in progress	85,099	209,567

Total billings in excess of contract revenues	$(9,914)	$(14,814)

In the year ending December 31, 2022, a revision to the estimated gross profit percentage of a project was recognized due to a positive settlement of a claim from the recently completed project resulting in a cumulative net impact on the project margin, which increased gross profit by $22,276.

At December 31, 2022 and 2021, costs to fulfill contracts with customers recognized as an asset were $4,472 and $5,652, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the years ended December 31, 2022 and 2021 the company amortized pre-contract and pre-construction costs of $11,148 and $17,839, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In 2022, 2021 and 2020, 67%, 78% and 80%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. During the year ended December 31, 2021, the Company recognized $716 of revenue related to the use of equipment by a customer working on a federal government contract. At December 31, 2022 and 2021, approximately 46% and 69% respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

The Company derived revenues and gross profit (loss) from foreign project operations for the years ended December 31, 2022, 2021, and 2020, as follows:

	2022	2021	2020
Contract revenues	$149	$6,596	$25,892
Costs of contract revenues	(341)	(9,281)	(34,529)
Gross profit (loss)	$(192)	$(2,685)	$(8,637)

In 2022, 2021 and 2020, foreign revenues were primarily from work done in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2022 and December, 2021, long-lived assets located outside of the U.S had no net book value. Currently our assets outside of the U.S. do not include dredges. Revenue from foreign projects has been concentrated in the Middle East which comprised less than 10% in 2022, 2021 and 2020. At December 31, 2022 and 2021, approximately 9% and 9%, respectively, of total accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts in the Middle East.

11. RETIREMENT PLANS

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”). Under the Salaried Plan and the Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan also includes a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2022, 2021 and 2020, was $2,996, $4,659 and $5,557, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2022, 2021 and 2020, the Company contributed $4,915, $4,632 and $4,929 respectively to all of the multiemployer plans that provide pension benefits. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions.

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

12. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company (“Argo”), Berkley Insurance Company, Chubb Surety (“Chubb”), Travelers Casualty and Surety Company of America (“Travelers”), Zurich American Insurance Company, and Liberty Mutual Insurance Company (“Liberty”), under which the Company can obtain performance, bid and payment bonds. The Company currently has outstanding bonds with Argo, Chubb, Travelers, and Liberty. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2022, the Company had outstanding performance bonds with a notional amount of approximately $730,276. The revenue value remaining in backlog related to the projects totaled approximately $308,515.

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

On April 22, 2021, the U.S. Attorney’s Office for the Eastern District of Louisiana filed a bill of information against the Company charging the Company with a negligent discharge violation of the Clean Water Act (the "CWA") arising from a September 2016 oil spill. The spill occurred during the Company’s Cheniere Ronquille project and resulted in the discharge of around one hundred sixty barrels of crude oil in Bay Long, Louisiana. The Company cooperated with the U.S. Attorney’s Office and other relevant agencies in their investigation of the oil spill and on June 15, 2021, the Company pleaded guilty to the misdemeanor violation alleged in the bill of information and agreed to pay a fine of $1,000. In the first quarter of 2022, the Company entered into a settlement of a civil suit arising from the same matter which was primarily covered by its insurance policies. On June 14, 2022, the Company was sentenced in the criminal matter, and paid a fine of $1,000. The Company had previously deposited $2,000 into the registry of the court to pay any ordered restitution; however, the Company was not ordered to pay any restitution and the deposited funds, less the amount of the fine and administrative costs, were returned to the Company. The CWA provides that, upon an entity’s conviction of certain offenses, the entity is automatically disqualified from eligibility to receive certain federal contracts, if it will perform any part of the awarded contract at the facility giving rise to the conviction (called the “violating facility”). Accordingly, the Court’s entry of the Company’s conviction under the CWA resulted in the automatic disqualification of the Company’s eligibility to be awarded contracts at the violating facility, which the federal suspension and debarment officer (the “SDO”) determined to be the Company’s field office for the Cheniere Ronquille project, located at 28465 Hwy 23, Port Sulphur, Louisiana. The disqualification was imposed on June 23, 2022, and only applied to the Port Sulphur facility and not the Company as a whole. On the same day, June 23, 2022, the SDO issued a decision reinstating the Company’s Port Sulphur facility based on the SDO’s determination that the Company had addressed the causes of the CWA violation. This matter is now fully resolved and will not have any future impact on the Company’s business, financial condition or results of operations.

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

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	Beginning Balance	Additions	Deductions	Ending balance
Description
Year ended December 31, 2020
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$—	$564
Valuation allowance for deferred tax assets	3,495	—	(1,022)	2,473
Total	$4,059	$—	$(1,022)	$3,037

Year ended December 31, 2021
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$—	$564
Valuation allowance for deferred tax assets	2,473	14	—	2,487
Total	$3,037	$14	$—	$3,051

Year ended December 31, 2022
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$—	$564
Valuation allowance for deferred tax assets	2,487	3,525	—	6,012
Total	$3,051	$3,525	$—	$6,576

I. EXHIBIT INDEX

Number	Document Description
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

3.2

Second Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, dated as of January 12, 2023. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 19, 2023).

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
10.2

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

10.5

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

10.6

Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2017).†

10.7

Employment Agreement between Great Lakes Dredge & Dock Corporation and Scott Kornblau, dated as of September 29, 2021. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4 , 2021).†

10.8

Employment Agreement between Great Lakes Dredge & Dock Corporation and Vivienne Schiffer, dated as of October 1, 2020. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 23, 2022). †

10.9

Employment Agreement between Great Lakes Dredge & Dock Corporation and James Tastard, dated as of October 1, 2020 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2021).†

10.10

Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012).†

10.11	401 (k) Savings Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005).†

10.12

Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 11, 2014).†

10.13

Great Lakes Dredge & Dock Corporation Director Deferral Plan, adopted on November 8, 2017 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 28, 2018).†

10.14

Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp. (Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006).

Number	Document Description
10.15

Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 17, 2017).†

10.16

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

10.22

Second Amended and Restated Revolving Credit and Security Agreement dated as of July 29, 2022 by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on August 1, 2022)

10.23

Vessel Construction Agreement, dated June 5, 2020 by and between Conrad Shipyard, L.L.C., and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2020). (1)

10.24

Vessel Construction Agreement, dated November 15, 2021 by and between Philly Shipyard Inc., and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 23, 2022). (1)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2016).

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document. *

Number	Document Description
101.SCH	Inline XBRL Taxonomy Extension Schema. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. *
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

(1)

(2)

(3)
Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the Company treats as private and confidential.

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

Date: February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Lasse J. Petterson	February 17, 2023	President, Chief Executive Officer and Director
Lasse J. Petterson		(Principal Executive Officer)

/s/ Scott Kornblau	February 17, 2023	Senior Vice President, Chief Financial Officer and Treasurer
Scott Kornblau		(Principal Financial Officer)

/s/ Todd M. Lightfoot	February 17, 2023	Vice President and Chief Accounting Officer
Todd M. Lightfoot		(Principal Accounting Officer)

/s/ Lawrence R. Dickerson	February 17, 2023	Chairman of the Board and Director
Lawrence R. Dickerson

/s/ Elaine J. Dorward-King	February 17, 2023	Director
Elaine J. Dorward-King

/s/ Ryan J. Levenson	February 17, 2023	Director
Ryan J. Levenson

/s/ Kathleen M. Shanahan	February 17, 2023	Director
Kathleen M. Shanahan

/s/ Earl Shipp	February 17, 2023	Director
Earl Shipp

/s/ Ronald R. Steger	February 17, 2023	Director
Ronald R. Steger

/s/ D. Michael Steuert	February 17, 2023	Director
D. Michael Steuert