Form 10-Q
period 2023-03-31
Great Lakes Dredge & Dock CORP
filed 2023-05-02
CIK 1372020

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, 66,416,399 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2023

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,519	$6,546
Accounts receivable—net	32,652	44,890
Contract revenues in excess of billings	81,302	65,922
Inventories	28,682	29,229
Prepaid expenses and other current assets	33,435	36,254
Total current assets	208,590	182,841

PROPERTY AND EQUIPMENT—Net	561,757	543,910
OPERATING LEASE ASSETS	85,527	89,733
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	84,321	80,044
OTHER	8,224	8,676
TOTAL	$1,024,995	$981,780

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$88,115	$94,077
Accrued expenses	36,548	29,469
Operating lease liabilities	26,047	26,873
Billings in excess of contract revenues	12,444	9,914
Total current liabilities	163,154	160,333

LONG-TERM DEBT	321,658	321,521
REVOLVING CREDIT FACILITY	50,000	—
OPERATING LEASE LIABILITIES—Noncurrent	60,813	65,010
DEFERRED INCOME TAXES	57,847	59,115
OTHER	7,501	7,581
Total liabilities	660,973	613,560

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 66,416 and 66,188 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	6	6
Additional paid-in capital	312,533	312,091
Retained earnings	53,083	56,314
Accumulated other comprehensive loss	(1,600)	(191)
Total equity	364,022	368,220
TOTAL	$1,024,995	$981,780

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022

Contract revenues	$158,044	$194,349
Costs of contract revenues	145,909	161,294
Gross profit	12,135	33,055
General and administrative expenses	13,017	14,604
Gain on sale of assets—net	(18)	(321)
Operating income (loss)	(864)	18,772
Interest expense—net	(3,385)	(4,025)
Other income (expense)	227	(405)
Income (loss) before income taxes	(4,022)	14,342
Income tax benefit (provision)	791	(3,285)
Net income (loss)	$(3,231)	$11,057

Basic earnings (loss) per share	$(0.05)	$0.17
Basic weighted average shares	66,264	65,847

Diluted earnings (loss) per share	$(0.05)	$0.17
Diluted weighted average shares	66,264	66,436

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income (loss)	$(3,231)	$11,057
Net change in cash flow derivative hedges—net of tax (1)	(1,409)	6,235
Comprehensive income (loss)	$(4,640)	$17,292

(1) Net of income tax (provision) benefit of $476 and $(2,106) for the three months ended March 31, 2023 and 2022, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE—January 1, 2023	66,188	$6	$312,091	$56,314	$(191)	$368,220
Share-based compensation	20	—	215	—	—	215
Vesting of restricted stock units and impact of shares withheld for taxes	93	—	(335)	—	—	(335)
Exercise of options and purchases from employee stock plans	115	—	562	—	—	562
Net loss	—	—	—	(3,231)	—	(3,231)
Other comprehensive loss—net of tax	—	—	—	—	(1,409)	(1,409)
BALANCE—March 31, 2023	66,416	$6	$312,533	$53,083	$(1,600)	$364,022
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE—January 1, 2022	65,746	$6	$308,482	$90,369	$140	$398,997
Share-based compensation	9	—	552	—	—	552
Vesting of restricted stock units and impact of shares withheld for taxes	212	—	(1,827)	—	—	(1,827)
Exercise of options and purchases from employee stock plans	79	—	390	—	—	390
Net income	—	—	—	11,057	—	11,057
Other comprehensive income—net of tax	—	—	—	—	6,235	6,235
BALANCE—March 31, 2022	66,046	$6	$307,597	$101,426	$6,375	$415,404

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$(3,231)	$11,057
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	10,850	11,316
Deferred income taxes	(791)	3,285
Gain on sale of assets	(18)	(321)
Amortization of deferred financing fees	241	317
Share-based compensation expense	237	552
Changes in assets and liabilities:
Accounts receivable	13,344	45,791
Contract revenues in excess of billings	(15,379)	(34,691)
Inventories	(3,766)	(5,703)
Prepaid expenses and other current assets	2,981	(6,612)
Accounts payable and accrued expenses	4,000	12,247
Billings in excess of contract revenues	2,530	(11,126)
Other noncurrent assets and liabilities	(1,678)	205
Cash provided by operating activities	9,320	26,317
INVESTING ACTIVITIES:
Purchases of property and equipment	(33,629)	(28,866)
Proceeds from dispositions of property and equipment	55	1,110
Cash used in investing activities	(33,574)	(27,756)
FINANCING ACTIVITIES:
Taxes paid on settlement of vested share awards	(335)	(1,827)
Exercise of options and purchases from employee stock plans	562	390
Borrowing under revolving loans	75,000	—
Repayments of revolving loans	(25,000)	—
Cash provided by (used in) financing activities	50,227	(1,437)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,973	(2,876)
Cash, cash equivalents and restricted cash at beginning of period	6,546	147,459
Cash, cash equivalents and restricted cash at end of period	$32,519	$144,583

Cash and cash equivalents	$32,519	$142,583
Restricted cash included in other long-term assets	—	2,000
Cash, cash equivalents and restricted cash at end of period	$32,519	$144,583

Supplemental Cash Flow Information
Cash paid for interest	$536	$100
Cash paid (received) for income taxes	$(45)	$58

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$3,755	$10,319

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.
Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2023 and December 31, 2022, and its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. The Company performed its most recent test of impairment as of October 1, 2022 with no indication of impairment as of the test date. As of the test date, the fair value of the reporting unit was in excess of its carrying value by at least 10%. When performing the quantitative test, the Company assessed the fair values of its reporting unit using both a market-based approach and an income-based approach. The assessment used estimates based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Likewise, changes in terminal value and discount rate assumptions, unfavorable economic environment or market conditions and other factors in the future may cause a different assessment. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates. The Company will continue to monitor for changes in facts or circumstances that may impact our estimates. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2023 should no triggering events occur which would require a test prior to the next annual test.

The condensed consolidated results of operations and comprehensive income (loss) for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2023	2022

Net income (loss)	$(3,231)	$11,057

Weighted-average common shares outstanding — basic	66,264	65,847
Effect of stock options and restricted stock units	—	589

Weighted-average common shares outstanding — diluted	66,264	66,436

Earnings (loss) per share — basic	$(0.05)	$0.17
Earnings (loss) per share — diluted	$(0.05)	$0.17

For the three months ended March 31, 2023, the dilutive effect of 246 restricted stock units were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during the period.

3. Accrued expenses

Accrued expenses at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022

Insurance	$13,920	$17,808
Interest	6,131	1,469
Payroll and employee benefits	5,003	2,062
Other	4,262	5,107
Fuel hedge contracts	2,693	638
Income and other taxes	1,889	1,419
Contract reserves	2,650	966
Total accrued expenses	$36,548	$29,469

4. Long-term debt

Credit agreement

On July 29, 2022, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Great Lakes U.S. Fleet Management, LLC, and Drews Services LLC (collectively, the “Credit Parties”) entered into a second amended and restated revolving credit and security agreement (as amended, supplemented or otherwise modified from time to time, the “Amended Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator. The Amended Credit Agreement amends and restates the prior Amended Credit Agreement dated as of May 3, 2019 by and among the financial institutions from time to time party thereto as lenders, the Agent and the Credit Parties party thereto such that the terms and conditions of the prior credit agreement have been subsumed and replaced in their entirety by the terms and conditions of the Amended Credit Agreement, including the amount available under the revolving credit facility. The terms of the Amended Credit Agreement are summarized below.

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

The Company had $50,000 and no borrowings on the revolver as of March 31, 2023 and December 31, 2022, respectively. There were $16,391 of letters of credit outstanding as of both March 31, 2023 and December 31, 2022. There were $195,712 and $245,713 of availability under the Amended Credit Agreement as of March 31, 2023 and December 31, 2022, respectively. As a result of certain limitations set forth in the Amended Credit Agreement, the availability under the Amended Credit Agreement is suppressed by $37,897 as of both March 31, 2023 and December 31, 2022.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At times, the Company holds certain derivative contracts that it uses to manage commodity price risk or foreign currency risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value at
	Fair Value Hierarchy Levels
		March 31, 2023		December 31, 2022
		Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$—	$2,693	$—	$638
Foreign currency exchange hedge contracts	2	995	—	831	6
Total derivatives		$995	$2,693	$831	$644

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

As of March 31, 2023, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through October 2023. As of March 31, 2023, there were 5.4 million gallons remaining on these contracts representing forecasted domestic fuel purchases through October 2023. Under these swap agreements, the Company will pay fixed prices ranging from $2.71 to $3.95 per gallon.

At March 31, 2023 and December 31, 2022, the fair value liability of the fuel hedge contracts were estimated to be $2,693 and $638, respectively, and are recorded in accrued expenses. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2023 were $370. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2023 will be reclassified into earnings over the next seven months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the Statement of Operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

Foreign currency exchange hedge contracts

The Company is exposed to certain market risks, including foreign currency exchange rate risks related to the purchase of new vessel build materials in Europe. The Company enters into foreign currency exchange forward contracts to hedge the risk that fluctuations in the Euro in relation to the U.S. Dollar could have an adverse impact on cash flows associated with its equipment builds.

As of March 31, 2023, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. As of March 31, 2023, there were 26.0 million Euro of payments remaining on these hedge contracts. Under these hedge contracts, the Company will pay fixed prices ranging from $1.00 to $1.13 per Euro.

As of March 31, 2023 and December 31, 2022, the fair value asset of foreign currency exchange hedge contracts were estimated to be $995 and $831, respectively, and are recorded in other current assets. At December 31, 2022, the fair value liability of foreign currency exchange hedge contracts was estimated to be $6 and is recorded in accrued expenses. For foreign currency exchange hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2023 were $42. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2023 will be reclassified into earnings over the next twenty months, corresponding to the period during which the hedged currency is expected to be utilized. Changes in the fair value of foreign currency exchange hedge contracts not considered highly effective are recorded as other expenses in the Statement of Operations. The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2023	2022
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative losses (gains) to earnings—net of tax	$370	$(2,481)
Change in fair value of derivatives—net of tax	(1,906)	8,716
Net change in cash flow derivative fuel hedges—net of tax	$(1,536)	$6,235
Foreign Currency Exchange Hedge Contracts
Reclassification of derivative losses (gains) to earnings—net of tax	$(42)	$—
Change in fair value of derivatives—net of tax	169	—
Net change in cash flow derivative foreign currency hedges—net of tax	$127	$—
Total net change in cash flow derivative hedges - net of tax	$(1,409)	$6,235

Adjustments reclassified from accumulated balances of other comprehensive loss (income) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2023	2022
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$495	$(3,319)
Foreign currency exchange hedge contracts	Other expense (income)	(52)	—
	Income tax benefit (provision)	112	(838)
		$331	$(2,481)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of the revolving credit agreement approximates fair value. In May 2021, the Company sold $325,000 of the 2029 Notes, which were outstanding at March 31, 2023 (see Note 4, Long-term debt). The fair value of the 2029 Notes was $245,622 at March 31, 2023, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

The Prior Plan permitted the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees and directors for up to 3.3 million shares of common stock, plus an additional 1.7 million shares underlying equity awards issued under the 2007 Long-Term Incentive Plan. The Company may also issue share-based compensation as inducement awards to new employees upon approval of the Board of Directors and/or the applicable committee or committees thereof, as may be required.

During the three months ended March 31, 2023, the Company granted 945 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $237 and $552 for the three months ended March 31, 2023 and 2022, respectively.

7. Revenue

At March 31, 2023, the Company had $327,147 of remaining performance obligations, which the Company refers to as total dredging backlog. Total backlog does not include approximately $50,000 of performance obligations related to offshore wind contracts. Approximately 77% of the Company’s dredging backlog is expected to be completed in 2023 with the remaining balance expected to be completed in 2024.

Revenue by category

The following series of tables presents our revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2023	2022
Dredging:
Capital—U.S.	$32,475	$101,010
Coastal protection	51,305	71,917
Maintenance	71,928	19,812
Rivers & lakes	2,336	1,610
Total revenues	$158,044	$194,349

The Company’s contract revenues by type of customer, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues	2023	2022
Dredging:
Federal government	$142,162	$167,574
State and local government	15,882	24,601
Private	-	2,174
Total revenues	$158,044	$194,349

Accounts receivable at March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Completed contracts	$4,983	$4,682
Contracts in progress	18,146	32,546
Retainage	10,087	8,226
	33,216	45,454
Allowance for credit losses	(564)	(564)

Total accounts receivable—net	$32,652	$44,890

The components of contracts in progress at March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$343,316	$262,125
Amounts billed	(276,822)	(210,068)
Costs and earnings in excess of billings for contracts in progress	66,494	52,057
Costs and earnings in excess of billings for completed contracts	14,808	14,972
Total contract revenues in excess of billings	$81,302	$67,029

Current portion of contract revenues in excess of billings	$81,302	$65,922
Long-term contract revenues in excess of billings	-	1,107
Total contract revenues in excess of billings	$81,302	$67,029

Billings in excess of costs and earnings:
Amounts billed	$(112,333)	$(95,013)
Costs and earnings for contracts in progress	99,889	85,099
Total billings in excess of contract revenues	$(12,444)	$(9,914)

In the first quarter of 2022, a revision to the estimated gross profit percentage of a project was recognized due to a positive settlement of a claim from the recently completed project resulting in a cumulative net impact on the project margin, which increased gross profit by $11,724.

At March 31, 2023 and December 31, 2022, costs to fulfill a contract with a customer recognized as an asset were $3,971 and $4,472, respectively, and are recorded in other current assets and other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the three months ended March 31, 2023 and 2022, the Company amortized $3,666 and $2,402, respectively, of pre-construction costs.

8. Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, Berkley Insurance Company, Chubb Surety and Liberty Mutual Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Surety Company of America and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2023, the Company had outstanding performance bonds with a notional amount of approximately $686,345. The revenue value remaining in dredging backlog totaled approximately $253,936.

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

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately-owned demolition company. The Company has been involved in litigation relating to this sale, and on April 11, 2022 the Supreme Court of Delaware affirmed an earlier decision by Delaware Court of Chancery granting the Company a $21,934 judgment relating to the buyer's default of its obligations to indemnify the Company for losses resulting from failure to perform in accordance with terms of a surety performance bond. Following this judgment, the Company continued to aggressively pursue collection from the buyer on outstanding amounts owed under the sale and the indemnification. On April 24, 2023, the Company settled the remaining litigation related to the sale and subsequent buyer's default of its obligations to indemnify the Company for losses resulting from failure to perform in accordance with terms of a surety performance bond. The settlement calls for a one-time payment to the Company from entities affiliated with the buyer in the amount of $1,250, a disbursement to the Company from a litigation escrow account in the amount of $680 and a release of funds retained by New York City to the Company in connection with a pre-purchase construction project which is expected to be $800 after the payment of related expenses. The Company expects to record the proceeds and release any balance sheet exposure as the monies are received in 2023.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2022 and in other securities filings by Great Lakes with the SEC.

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

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which we bid or could have bid if not for capacity constraints or other considerations (“bid market”). We experienced an average combined bid market share in the U.S. of 35% over the prior three years, including 39%, 59%, 21% and 30% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the three months ended March 31, 2023, our revenues earned from contracts with federal government agencies were approximately 90% of total revenue, up from our prior three-year average of 75%.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. The Company experienced regulatory dry dock inspections on one dredge in the first quarter of 2023. The dry dock vessel returned to work in March 2023.

The Company has taken action on cost reductions and fleet adjustments. In 2022, the Company retired the 42-year-old hopper dredge, the Terrapin Island. Beginning in 2023, the Company chose to cold stack some of our equipment with minimal crews and cost to adjust to the current difficult market conditions. The equipment can be easily reactivated when the Company sees improvements in the bid market. The Company currently has cold stacked two major dredges and support equipment.

The Company plans to participate in the offshore wind market, and in November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations, the Acadia, which is expected to be delivered and operational in the first half of 2025. This vessel represents a significant critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. The Company has begun bidding on select projects in the offshore wind market and on July 14, 2022, the Company, in consortium with Van Oord, entered into its first contract with Empire Offshore Wind, a joint venture between Equinor and BP, to perform subsea rock installation work for the Empire I and Empire II offshore wind farms in New York in 2025 and 2026. These wind farms are expected to provide over 2 Gigawatts (“GW”) of renewable energy to the state of New York, which is enough renewable energy to power more than one million households in New York.

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

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Contract revenues	100.0%	100.0%
Costs of contract revenues	(92.3)	(83.0)
Gross profit	7.7	17.0
General and administrative expenses	8.2	7.5
Gain on sale of assets—net	—	(0.2)
Operating income (loss)	(0.5)	9.7
Interest expense—net	(2.1)	(2.1)
Other income (expense)	0.1	(0.2)
Income (loss) before income taxes	(2.5)	7.4
Income tax benefit (provision)	0.5	(1.7)
Net income (loss)	(2.0)%	5.7%

Adjusted EBITDA	6.5%	15.3%

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

	Three Months Ended
	March 31,
	2023	2022
(in thousands)
Net income (loss)	$(3,231)	$11,057
Adjusted for:
Interest expense—net	3,385	4,025
Income tax provision (benefit)	(791)	3,285
Depreciation and amortization	10,850	11,316
Adjusted EBITDA	$10,213	$29,683

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues (in thousands)	2023	2022	Change
Dredging:
Capital—U.S.	$32,475	$101,010	(67.8)%
Coastal protection	51,305	71,917	(28.7)%
Maintenance	71,928	19,812	263.0%
Rivers & lakes	2,336	1,610	45.1%
Total revenues	$158,044	$194,349	(18.7)%

Total revenue was $158.0 million for the three months ended March 31, 2023, down $36.3 million, or 19%, from $194.3 million for the same period in the prior year. For the three months ended March 31, 2023, the Company experienced a decrease in domestic capital and coastal protection revenue as compared to the same period in the prior year. This decrease was partially offset by an increase in maintenance, and rivers & lakes revenue during the first quarter of 2023 as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended March 31, 2023, domestic capital dredging revenue was $32.5 million, down $68.5 million, or 68%, compared to $101.0 million for the same period in 2022. The decrease in capital dredging revenues for the three months ended March 31, 2023 was mostly due to a decrease in revenue earned on projects in Massachusetts, Florida, South Carolina, Louisiana, New Hampshire, and Alabama in the first quarter of 2023 when compared to the same period in the prior year. This decrease was slightly offset by revenue earned on projects in Virginia in the current year.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended March 31, 2023 was $51.3 million, a decrease of $20.6 million, or 29%, compared to $71.9 million in the prior year period. The decrease in coastal protection revenues for the three months ended March 31, 2023 was mostly attributable to a decrease in revenue earned on projects in North Carolina and Florida in the current year period when compared to the prior year. This decrease was slightly offset by revenue earned on projects in New York, New Jersey and Virginia in the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the first quarter of 2023 was $71.9 million, up $52.1 million, or 263%, from $19.8 million in the same period of 2022. The increase in maintenance revenues for the three months ended March 31, 2023 was mostly attributable to a greater amount of revenue earned on projects in New York, New Jersey, Florida, Georgia, North and South Carolina, Alabama, Texas and Mississippi from the current year. This increase was slightly offset by a decrease in revenue earned on a project in Louisiana in the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the first quarter of 2023, rivers & lakes revenue was $2.3 million, an increase of $0.7 million, or 45%, from $1.6 million during the same period of 2022. The increase in rivers & lakes revenue for the three-months ended March 31, 2023 was mostly attributable to a greater amount of revenue earned on projects in Arkansas from the current year. This increase was partially offset by a decrease in revenue earned on a project in Mississippi in the current year.

Consolidated gross profit for the quarters ended March 31, 2023 decreased by $21.0 million, or 63%, to $12.1 from $33.1 for the quarter ended March 31, 2022. Gross profit margin for the three months ended March 31, 2023 was 7.7% compared to 17.0% in the same period of 2022. Gross profit and gross profit margin declined during the three months ended March 31, 2023 compared to the prior year quarter due to significant decrease in higher margin capital work, weather delays in the Northeast and production impacts caused primarily by weather and differing site conditions among other factors.

During the three months ended March 31, 2023, general and administrative expenses were $13.0 million, a decrease of $1.6 million compared to the same period in the prior year, which totaled $14.6 million. The decrease in general and administrative expenses for the quarter was primarily due to lower consulting, relocation, and recruiting expense in the current year and our continued cost reduction efforts.

Operating loss for the first quarter of 2023 was $0.9 million, down $19.7 million compared to operating income of $18.8 million for the same quarter in 2022. The decrease in operating income for the first quarter of 2023 was as a result of lower gross profit in the current year when compared to the same period in the prior year.

For the three months ended March 31, 2023, net interest expense was $3.4 million, $0.6 million lower compared to $4.0 million for the same period in the prior year. The decrease in net interest expense was primarily due to an increase in capitalized interest related to the extensive new build program, offset partially by current quarter revolver interest expense.

Income tax benefit for the three months ended March 31, 2023 was $0.8 million compared to an income tax provision of $3.3 million for the same period in the prior year. The effective tax rate for the three months ended March 31, 2023 was 19.7%, down 3.2% from the effective tax rate of 22.9% for the same period of 2022. The decrease in tax rate was due to lower nondeductible officer compensation and a larger impact from research and development credits.

Net loss for the quarter ended March 31, 2023 was $3.2 million, down $14.3 million, or 129%, from $11.1 million of net income in the same quarter in the prior year. Diluted loss per share was $0.05 for the three months ended March 31, 2023, compared to $0.17 of diluted earnings per share for the three months ended March 31, 2022. The decrease in net income for the three months ended March 31, 2023 was primarily due to the decrease in operating income in the current year quarter, slightly offset by the greater other income, lower net interest expense and income tax expense in the current quarter compared to the same quarter in the prior year.

Adjusted EBITDA (as defined on page 18) for the quarter ended March 31, 2023 was $10.2 million, down $19.5 million, or 66%, from $29.7 million in the same quarter in the prior year. The decrease in Adjusted EBITDA during the first quarter of 2023 was driven by the decrease in gross profit, excluding depreciation, offset slightly by lower general and administrative expense and higher other income.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2023	2022	2022
Dredging:
Capital - U.S.	$118,895	$148,429	$320,352
Coastal protection	62,051	97,819	120,457
Maintenance	143,131	125,671	31,451
Rivers & lakes	3,070	5,221	1,211
Total backlog	$327,147	$377,140	$473,471

Total dredging backlog does not include approximately $50 million of performance obligations related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the inclined fall-pipe vessel for subsea rock installation which is expected to be delivered and operational in 2025.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 46% of the Company’s March 31, 2023 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business.

On December 29, 2022, the Omnibus Appropriations Bill for fiscal year 2023 was signed into law which included another record budget of $8.66 billion for the U.S. Army Corps of Engineers (the "Corps") civil works program of which $2.32 billion is provided for the Harbor Maintenance Trust Fund to maintain and modernize our nation’s waterways. In addition, the Disaster Relief Supplemental Appropriations Act for fiscal year 2023 was approved which included $1.48 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters and to initiate beach renourishment projects that will increase coastal resiliency. This increased budget and additional funding support our expectation for a stronger bid market in 2023.

The Company expects these budgeted appropriations to support the funding of several delayed capital port improvement projects including Sabine, Mobile, Houston, Corpus Christi, San Juan and additional phases of Norfolk. Although the Corps was delayed in bidding capital port deepening projects in 2022, the first four months of 2023 have already seen bids for the port improvement projects for Norfolk and Freeport.

In March 2023, President Biden released the President’s Fiscal Year 2024 executive budget. This is the starting point for negotiations in Congress over what will eventually become the actual Federal spending figures. The proposed amount for the Corps targets $7.4 billion, which is a record amount for a President's budget and we are hopeful that based on recent history, Congress will further increase the Corps' budget for fiscal year 2024 when it is passed.

At the end of 2022, the Water Resources Development Act of 2022, or WRDA 2022, was approved by Congress and signed into law by the President. WRDA 2022 is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for flood and hurricane protection, dredging, ecosystem restoration and other construction projects. WRDA 2022 featured among many other things authorization for New York and New Jersey shipping channels to be deepened to 55 feet, estimated at $6 billion, as well as the Coastal Texas Protection and Restoration Program, estimated at $34.4 billion which includes dune and marsh restoration to safeguard the Texas Gulf Coast from hurricane surges. In addition, this legislation includes policy changes that will allow future port, waterways, and coastal projects to be more readily approved and funded.

The domestic dredging bid market for the quarter ended March 31, 2023 was $323.0 million, a $124.8 million increase compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for a capital project in Norfolk, maintenance projects in Mobile, Jacksonville, Galveston, New Orleans and Puerto Rico, coastal protection project in Florida, and rivers and lakes projects in US inland. For the contracts awarded in the current year, the Company won, 100.0%, or $9.1 million, of the coastal protection projects and 64.4%, or $93.1 million, of the maintenance projects through March 31, 2023. The Company won 31.7% of the overall domestic bid market for the three months ended March 31, 2023, which is slightly lower than the Company’s prior three-year average of 34.9%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $327.1 million at March 31, 2023 compared to $377.1 million of backlog at December 31, 2022. These amounts do not reflect approximately $516.9 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in backlog at March 31, 2023. At December 31, 2022 the amount of domestic low bids and options pending award was $584.7 million.

Domestic capital dredging backlog at March 31, 2023 was $29.5 million lower than at December 31, 2022. During the three months ended March 31, 2023, the Company continued to earn revenue on deepening projects in Virginia and Texas, and multiple coastal restoration projects in Louisiana. Government funded projects coming into the pipeline include the Norfolk Harbor deepening, as well as additional phase of Corpus Christi. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. In addition, multiple project phases for port deepenings in Norfolk and the Houston ship channel are expected to continue for the next several years. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Coastal protection dredging backlog decreased $35.8 million from December 31, 2022. In the three months ended March 31, 2023, the Company was awarded one coastal protection project in Florida. During the three months ended March 31, 2023, the Company continued to earn revenue on coastal protection projects in New Jersey, New York, Virginia, and North Carolina which were in backlog at December 31, 2022. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. During 2019, an additional $3.3 billion of supplemental appropriations was approved for disaster relief funding as a result of Hurricane Florence and Hurricane Michael.

Maintenance dredging backlog increased $17.5 million from December 31, 2022. During the three months ended March 31, 2023, the Company was awarded one maintenance project of $93.1 million in Puerto Rico. the Company continued to earn revenue on projects in Louisiana, Georgia, South and North Carolina, Florida, and Texas that were in backlog at December 31, 2022. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

Rivers & lakes backlog at March 31, 2023 was down $2.2 million compared to backlog at December 31, 2022. For the three months ended March 31, 2023, the Company continued to earn revenue on projects in Tennessee and Arkansas which was in backlog at December 31, 2022.

Liquidity and capital resources

The Company’s principal sources of liquidity are net cash flows provided by operating activities, proceeds from previous issuances of long-term debt, and draws on our revolver. The Company’s principal uses of cash are to meet debt service requirements, finance capital expenditures, provide working capital and other general corporate purposes.

The Company’s cash provided by operating activities for the three months ended March 31, 2023 and 2022 was $9.3 million and $26.3 million in cash, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The decrease in cash provided by operating activities during the three months ended March 31, 2023 compared to the same period in the prior year was due to a decrease in net income as well as an increase in working capital due to an increase in accounts receivable during the current year when compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the three months ended March 31, 2023 and 2022 totaled $33.6 million and $27.8 million, respectively. Investing activities primarily relate to vessel construction and normal course upgrades and capital maintenance of the Company’s dredging fleet. The Company is currently building a 6,500 cubic yard trailing suction hopper dredge, the Galveston Island, which is expected to be operational in mid-year 2023, additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, with expected delivery in 2025. The delivery of the new Galveston Island and Amelia Island hopper dredges will provide the Company with added capacity and the opportunity to potentially retire older dredges. In November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new U.S. offshore wind industry, the Acadia, which is expected to be delivered and operational in the first half of 2025. In July 2021, the Company announced a contract to build two multifunctional all-purpose vessels (“multicats”). During the three months ended March 31, 2023, the Company invested $9.6 million in the Galveston Island, $10.4 million in the Amelia Island, $4.3 million in the Acadia, and $2.8 million in the multicats.

The Company’s cash flows provided by financing activities for the three months ended March 31, 2023 totaled $50.2 million compared to cash flows used by financing activities of $1.4 million for the three months ended March 31, 2022. The increase in net cash flows provided by financing activities is primarily due to net borrowings on the Company’s revolver during the first three months of 2023 of $50 million, compared to zero net borrowings for the same period in the prior year.

The Company expects to spend approximately $175 million on capital expenditures in 2023 which is comprised of vessels in our new build program and maintenance capital expenditures. As of March 31, 2023, the Company has drawn $50 million on the Amended Credit Agreement to support payments related to the new build program. In January 2023, the Company applied with the Maritime Administration or MARAD, which is a unit of the U.S. Department of Transportation, for Title XI financing. If approved, we could borrow a portion of the acquisition cost of the subsea rock installation vessel with repayment terms of up to 25 years at rates tied to U.S. Treasury rates. MARAD announced in 2022 that they want to facilitate more offshore wind construction and have designated vessels like our subsea rock installation ship, “Vessels of National Interest” which will prioritize our application for review and funding through Title XI. The review and approval process is expected to be completed later in 2023. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability and potential new sources of financing.

Commitments, contingencies and liquidity matters

Refer to Note 4, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s Amended Credit Agreement and 2029 Notes. Additionally, refer to Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

In March 2023, the Company’s corporate credit ratings were downgraded by S&P Global Ratings and Moody’s Investors Service to CCC+ and B2, respectively. In addition, both firms placed the Company’s credit rating on a negative outlook. These credit ratings continue to be below investment grade and could adversely affect its ability to renew the existing credit facility, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

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

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1, Basis of presentation, to the Company’s December 31, 2022 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. Except as noted in Note 1, Basis of presentation, of the Company’s financial statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2023 has not materially changed since December 31, 2022. The market risk profile of the Company on December 31, 2022 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Document Description

3.1

Second Amended and Restated Bylaws of Great Lakes Dredge & Dock Corporation, dated as of January 12, 2023. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 19, 2023).

10.1	Consulting Agreement between Great Lakes Dredge & Dock Company, LLC and David E. Simonelli, dated as of December 1, 2022. *†

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL") *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

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

Date: May 2, 2023