Form 10-Q
period 2023-09-30
Great Lakes Dredge & Dock CORP
filed 2023-11-07
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, 66,612,455 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2023

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,093	$6,546
Accounts receivable—net	30,342	44,890
Contract revenues in excess of billings	49,290	65,922
Inventories	32,295	29,229
Prepaid expenses and other current assets	41,915	36,254
Total current assets	167,935	182,841

PROPERTY AND EQUIPMENT—Net	606,288	543,910
OPERATING LEASE ASSETS	72,801	89,733
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	87,294	80,044
OTHER	9,396	8,676
TOTAL	$1,020,290	$981,780

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,324	$94,077
Accrued expenses	34,464	29,469
Operating lease liabilities	26,204	26,873
Billings in excess of contract revenues	29,392	9,914
Total current liabilities	164,384	160,333

LONG-TERM DEBT	321,933	321,521
REVOLVING CREDIT FACILITY	55,000	—
OPERATING LEASE LIABILITIES—Noncurrent	48,131	65,010
DEFERRED INCOME TAXES	57,893	59,115
OTHER	6,980	7,581
Total liabilities	654,321	613,560

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 66,612 and 66,188 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	7	6
Additional paid-in capital	315,767	312,091
Retained earnings	48,662	56,314
Accumulated other comprehensive income (loss)	1,533	(191)
Total equity	365,969	368,220
TOTAL	$1,020,290	$981,780

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Contract revenues	$117,185	$158,346	$407,896	$502,123
Costs of contract revenues	108,155	154,547	368,832	454,788
Gross profit	9,030	3,799	39,064	47,335
General and administrative expenses	14,188	13,292	41,667	38,716
Gain on sale of assets—net	(35)	(40)	(296)	(358)
Operating income (loss)	(5,123)	(9,453)	(2,307)	8,977
Interest expense—net	(2,762)	(3,551)	(9,322)	(11,000)
Other income (expense)	(78)	(253)	2,173	(1,778)
Loss before income taxes	(7,963)	(13,257)	(9,456)	(3,801)
Income tax benefit	1,809	3,347	1,804	915
Net loss	$(6,154)	$(9,910)	$(7,652)	$(2,886)

Basic loss per share	$(0.09)	$(0.15)	$(0.12)	$(0.04)
Basic weighted average shares	66,532	66,111	66,419	66,010

Diluted loss per share	$(0.09)	$(0.15)	$(0.12)	$(0.04)
Diluted weighted average shares	66,532	66,111	66,419	66,010

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(6,154)	$(9,910)	$(7,652)	$(2,886)
Net change in cash flow derivative hedges—net of tax (1)	$2,155	$(7,222)	$1,724	$(1,363)
Comprehensive loss	$(3,999)	$(17,132)	$(5,928)	$(4,249)

(1)
Net of income tax (provision) benefit of $(728) and $2,176 for the three months ended September 30, 2023 and 2022, respectively. Net of income tax (provision) benefit of $(583) and $197 for the nine months ended September 30, 2023 and 2022, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE—January 1, 2023	66,188	$6	$312,091	$56,314	$(191)	$368,220
Share-based compensation	45	1	3,728	—	—	3,729
Vesting of restricted stock units and impact of shares withheld for taxes	156	—	(603)	—	—	(603)
Exercise of options and purchases from employee stock plans	223	—	551	—	—	551
Net loss	—	—	—	(7,652)	—	(7,652)
Other comprehensive income—net of tax	—	—	—	—	1,724	1,724
BALANCE—September 30, 2023	66,612	$7	$315,767	$48,662	$1,533	$365,969

BALANCE—January 1, 2022	65,746	$6	$308,482	$90,369	$140	$398,997
Share-based compensation	30	—	2,837	—	—	2,837
Vesting of restricted stock units and impact of shares withheld for taxes	212	—	(1,827)	—	—	(1,827)
Exercise of options and purchases from employee stock plans	179	—	1,148	—	—	1,148
Net loss	—	—	—	(2,886)	—	(2,886)
Other comprehensive loss —net of tax	—	—	—	—	(1,363)	(1,363)
BALANCE—September 30, 2022	66,167	$6	$310,640	$87,483	$(1,223)	$396,906

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE—July 1, 2023	66,492	$7	$314,321	$54,816	$(622)	$368,522
Share-based compensation	12	—	1,518	—	—	1,518
Vesting of restricted stock units and impact of shares withheld for taxes	—	—	(61)	—	—	(61)
Exercise of options and purchases from employee stock plans	108	—	(11)	—	—	(11)
Net loss	—	—	—	(6,154)	—	(6,154)
Other comprehensive income—net of tax	—	—	—	—	2,155	2,155
BALANCE—September 30, 2023	66,612	$7	$315,767	$48,662	$1,533	$365,969

BALANCE—July 1, 2022	66,083	6	308,790	97,393	5,999	412,188
Share-based compensation	14	—	1,285	—	—	1,285
Exercise of options and purchases from employee stock plans	70	—	565	—	—	565
Net loss	—	—	—	(9,910)	—	(9,910)
Other comprehensive loss—net of tax	—	—	—	—	(7,222)	(7,222)
BALANCE—September 30, 2022	66,167	$6	$310,640	$87,483	$(1,223)	$396,906

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(7,652)	$(2,886)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	32,320	33,977
Deferred income taxes	(1,804)	(915)
Gain on sale of assets	(296)	(358)
Amortization of deferred financing fees	724	900
Share-based compensation expense	4,209	2,837
Changes in assets and liabilities:
Accounts receivable	15,654	14,284
Contract revenues in excess of billings	16,632	(21,794)
Inventories	(10,352)	(13,642)
Prepaid expenses and other current assets	(3,613)	(8,038)
Accounts payable and accrued expenses	(11,005)	(1,607)
Billings in excess of contract revenues	19,478	(9,363)
Other noncurrent assets and liabilities	(4,718)	(46)
Cash provided by (used in) operating activities	49,577	(6,651)
INVESTING ACTIVITIES:
Purchases of property and equipment	(98,193)	(102,568)
Proceeds from dispositions of property and equipment	1,215	2,100
Cash used in investing activities	(96,978)	(100,468)
FINANCING ACTIVITIES:
Deferred financing fees	—	(828)
Taxes paid on settlement of vested share awards	(603)	(1,827)
Exercise of options and purchases from employee stock plans	551	1,148
Borrowing under revolving loans	120,000	—
Repayments of revolving loans	(65,000)	—
Cash provided by (used in) financing activities	54,948	(1,507)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,547	(108,626)
Cash, cash equivalents and restricted cash at beginning of period	6,546	147,459
Cash, cash equivalents and restricted cash at end of period	$14,093	$38,833

Supplemental Cash Flow Information
Cash paid for interest	$10,742	$8,954
Cash paid for income taxes	$281	$1,265

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$5,191	$11,123

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.
Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2023 and December 31, 2022, and its results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. The Company performed its most recent test of impairment as of July 1, 2023 with no indication of impairment as of the test date. As of the test date, the fair value of the reporting unit was in excess of its carrying value by at least 10%. When performing the quantitative test, the Company assessed the fair values of its reporting unit using both a market-based approach and an income-based approach. The assessment used estimates based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Likewise, changes in terminal value and discount rate assumptions, unfavorable economic environment or market conditions and other factors in the future may cause a different assessment. Changes in these estimates and assumptions could materially affect the determination of fair value and may result in the impairment of goodwill in the event that actual results differ from those estimates. The Company will continue to monitor for changes in facts or circumstances that may impact its estimates. The Company will perform its next scheduled annual impairment test of goodwill in the third quarter of 2024.

The condensed consolidated statements of operations and comprehensive loss for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.
Loss per share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

The computations for basic and diluted loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(6,154)	$(9,910)	$(7,652)	$(2,886)

Weighted-average common shares outstanding — basic	66,532	66,111	66,419	66,010
Effect of stock options and restricted stock units	—	—	—	—

Weighted-average common shares outstanding — diluted	66,532	66,111	66,419	66,010

Loss per share — basic	$(0.09)	$(0.15)	$(0.12)	$(0.04)
Loss per share — diluted	$(0.09)	$(0.15)	$(0.12)	$(0.04)

For the three and nine months ended September 30, 2023, there were 652 and 427, respectively, of stock options ("NQSOs") and restricted stock units ("RSUs") excluded from the diluted weighted average common shares outstanding because the Company incurred a loss during these periods. For the three and nine months ended September 30, 2022, there were 309 and 478, respectively, of NQSOs and RSUs excluded from the diluted weighted average common shares outstanding because the Company incurred a loss during these periods.

For the three and nine months ended September 30, 2023, there were 262 and 528, respectively, of NQSOs and RSUs excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3.
Accrued expenses

Accrued expenses at September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022

Insurance	$15,557	$17,808
Payroll and employee benefits	8,113	2,062
Interest	6,405	1,469
Contract reserves	2,538	966
Other	1,027	5,107
Income and other taxes	824	1,419
Fuel hedge contracts	—	638
Total accrued expenses	$34,464	$29,469

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

The Company had $55,000 and no borrowings on the revolver as of September 30, 2023 and December 31, 2022, respectively. There were $49,653 and $16,391 of letters of credit outstanding as of September 30, 2023 and December 31, 2022, respectively. The Company had $157,444 and $245,713 of availability under the Amended Credit Agreement as of September 30, 2023 and December 31, 2022, respectively. Availability is suppressed by $37,903 and $37,897, respectively, as of September 30, 2023 and December 31, 2022, as a result of certain limitations of borrowing related to reserves and compliance with the Company's obligations set forth in the Amended Credit Agreement.

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

		Fair Value at
	Fair Value Hierarchy Levels
		September 30, 2023		December 31, 2022
		Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$2,868	$—	$—	$638
Foreign currency exchange hedge contracts	2	—	374	831	6
Total derivatives		$2,868	$374	$831	$644

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices could have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s goal is to hedge approximately 80% of the eligible fuel requirements for work in dredging backlog.

As of September 30, 2023, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through March 2025. As of September 30, 2023, there were 12.6 million gallons remaining on these contracts representing forecasted domestic fuel purchases through March 2025. Under these swap agreements, the Company will pay fixed prices ranging from $2.34 to $3.22 per gallon.

At September 30, 2023 and December 31, 2022, the fair value asset and liability of the fuel hedge contracts were estimated to be $2,868 and $638, respectively, and are recorded in prepaid expenses and other current assets and accrued expenses, respectively, in the condensed consolidated balance sheets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2023 were $1,507. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2023 will be reclassified into earnings over the next eighteen months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the statement of operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

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

As of September 30, 2023, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. As of September 30, 2023, there were 23.7 million Euro of payments remaining on these hedge contracts. Under these hedge contracts, the Company will pay fixed prices ranging from $1.01 to $1.13 per Euro.

As of September 30, 2023 and December 31, 2022, the fair value liability and asset of foreign currency exchange hedge contracts were estimated to be $374 and $831, respectively, and are recorded in accrued expenses and prepaid expenses and other current assets, respectively, in the condensed consolidated balance sheets. At December 31, 2022, the fair value liability of foreign currency exchange hedge contracts was estimated to be $6 and is recorded in accrued expenses in the condensed consolidated balance sheet. For foreign currency exchange hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2023 were $519. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2023 will be reclassified into earnings over the next fourteen months, corresponding to the period during which the hedged currency is expected to be utilized. Changes in the fair value of foreign currency exchange hedge contracts not considered highly effective are recorded as other expenses in the statement of operations. The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative (gains) losses to earnings—net of tax	(297)	(2,358)	1,507	$(9,558)
Change in fair value of derivatives—net of tax	3,271	(3,590)	1,113	9,228
Net change in cash flow derivative fuel hedges—net of tax	$2,974	$(5,948)	$2,620	$(330)
Foreign Currency Exchange Hedge Contracts
Reclassification of derivative gains to earnings—net of tax	$(198)	$(196)	$(519)	$(196)
Change in fair value of derivatives—net of tax	(621)	(1,078)	(377)	(837)
Net change in cash flow derivative foreign currency hedges—net of tax	$(819)	$(1,274)	$(896)	$(1,033)
Total net change in cash flow derivative hedges - net of tax	$2,155	$(7,222)	$1,724	$(1,363)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2023	2022	2023	2022
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(649)	$(3,154)	$1,425	$(12,786)
Foreign currency exchange hedge contracts	Other income (expense)	$(13)	$—	(437)	—
	Income tax provision	(167)	(600)	—	(3,032)
		$(495)	$(2,554)	$988	$(9,754)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of the revolving credit agreement approximates fair value. In May 2021, the Company sold $325,000 of the 2029 Notes, which were outstanding at September 30, 2023 (see Note 4, Long-term debt). The fair value of the 2029 Notes was $266,565 at September 30, 2023, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the nine months ended September 30, 2023, the Company granted 960 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1,773 and $1,285 for the three months ended September 30, 2023 and 2022, respectively. Compensation cost charged to expense related to share-based compensation arrangements was $4,209 and $2,837 for the nine months ended September 30, 2023 and 2022, respectively.

7.
Revenue

At September 30, 2023, the Company had $1,033.7 million of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include approximately $50.0 million of performance obligations related to offshore wind contracts or approximately $225.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at September 30, 2023. Approximately 19% of the Company’s dredging backlog is expected to be completed in 2023 with the remaining balance expected to be completed between 2024 and 2026.

Revenue by category

The following series of tables presents the Company's revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2023	2022	2023	2022
Dredging:
Capital—U.S.	$54,602	$90,574	$125,234	$281,278
Coastal protection	23,567	36,934	131,362	153,970
Maintenance	33,816	26,202	141,553	58,662
Rivers & lakes	5,200	4,636	9,747	8,213
Total revenues	$117,185	$158,346	$407,896	$502,123

The Company’s contract revenues by type of customer, for the periods indicated, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2023	2022	2023	2022
Dredging:
Federal government	$78,681	$62,228	$328,211	$325,162
State and local government	33,316	91,544	74,497	167,067
Private	5,188	4,574	5,188	9,894
Total revenues	$117,185	$158,346	$407,896	$502,123

Accounts receivable at September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Completed contracts	$1,530	$4,682
Contracts in progress	18,172	32,546
Retainage	11,204	8,226
	30,906	45,454
Allowance for credit losses	(564)	(564)

Total accounts receivable—net	$30,342	$44,890

The components of contracts in progress at September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$296,736	$262,125
Amounts billed	(263,110)	(210,068)
Costs and earnings in excess of billings for contracts in progress	33,626	52,057
Costs and earnings in excess of billings for completed contracts	15,664	14,972
Total contract revenues in excess of billings	$49,290	$67,029

Current portion of contract revenues in excess of billings	$49,290	$65,922
Long-term contract revenues in excess of billings	-	1,107
Total contract revenues in excess of billings	$49,290	$67,029

Billings in excess of costs and earnings:
Amounts billed	$(257,790)	$(95,013)
Costs and earnings for contracts in progress	228,398	85,099
Total billings in excess of contract revenues	$(29,392)	$(9,914)

In the nine months ending September 30, 2022, a revision to the estimated gross profit percentage of a project was recognized due to a positive settlement of a claim from the recently completed project resulting in a cumulative net impact on the project margin, which increased gross profit by $17,362.

At September 30, 2023 and December 31, 2022, costs to fulfill a contract with a customer recognized as an asset were $19,771 and $4,472, respectively, and are recorded in other current assets and other noncurrent assets in the condensed consolidated balance sheets. These costs relate to pre-contract and pre-construction activities. During the three and nine months ended September 30, 2023, the Company amortized $1,594 and $6,582, respectively, of pre-construction costs. During the three and nine months ended September 30, 2022, the Company amortized $2,856 and $7,308, respectively, of pre-construction costs.

8.
Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, ACE Holdings, Liberty Mutual Insurance Company and Philadelphia Indemnity Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At September 30, 2023, the Company had outstanding performance bonds with a notional amount of approximately $1,073,863. The revenue value remaining in dredging backlog related to the outstanding performance bonds totaled approximately $594,903.

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

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately-owned demolition company. The Company has been involved in litigation relating to this sale, and on April 11, 2022 the Supreme Court of Delaware affirmed an earlier decision by Delaware Court of Chancery granting the Company a $21,934 judgment relating to the buyer's default of its obligations to indemnify the Company for losses resulting from failure to perform in accordance with terms of a surety performance bond. Following this judgment, the Company continued to aggressively pursue collection from the buyer on outstanding amounts owed under the sale and the indemnification. On April 24, 2023, the Company settled the remaining litigation related to the sale and subsequent buyer's default of its obligations to indemnify the Company for losses resulting from failure to perform in accordance with terms of a surety performance bond. The settlement called for a one-time payment to the Company from entities affiliated with the buyer in the amount of $1,250, a disbursement to the Company from a litigation escrow account in the amount of $680 and a release of funds retained by New York City to the Company in connection with a pre-purchase construction project which is expected to be $800 after the payment of related expenses. In the nine months ended September 30, 2023, the Company recorded a $2,410 benefit in cost of contract revenues and $784 in other income related to the settlement and the release of certain liabilities related to the original sale. As of September 30, 2023, the Company has received $1,930 of the settlement, with the $800 yet to be released by New York City. This amount is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations (“bid market”). The Company experienced an average combined bid market share in the U.S. of 35% over the prior three years, including 39%, 59%, 21% and 30% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively, exclusive of liquefied natural gas ("LNG") projects.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2023, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy were approximately 80% of dredging revenues, above the Company’s prior three-year average of 75%.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. During the third quarter of 2023, the Company returned to work one of the vessels that was dry docked for regulatory inspections as of June 30, 2023. The other vessel that was dry docked as of June 30, 2023 is scheduled to return to work in the fourth quarter of 2023. One other vessel was dry docked for maintenance and repairs and returned to work during the third quarter of 2023. By comparison, the Company experienced regulatory dry dock inspections on three dredges in the third quarter of 2022, two of which remained in regulatory dry dock at quarter end. An additional vessel was out for repairs during the period that returned to work in the fourth quarter of 2022.

In 2022, the Company retired the 42-year-old hopper dredge, the Terrapin Island. During 2023, the Company has continued to remain focused on cost reductions and fleet adjustments. In addition to adjusting its general and administrative and overhead cost structures, beginning in 2023, the Company chose to temporarily cold stack some of its equipment with minimal crews and cost to adjust to the then current difficult market conditions. The equipment can be easily reactivated when market conditions are favorable for the Company. As of the end of the third quarter of 2023, the Company had two major dredges cold stacked.

The Company plans to participate in the offshore wind market, and in November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations, the Acadia, which is expected to be delivered and operational in 2025. This vessel represents a significant critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. The Company has begun bidding on select projects in the offshore wind market and on July 14, 2022, the Company, in consortium with Van Oord, entered into its first contract with Empire Offshore Wind, a joint venture between Equinor and BP, to perform subsea rock installation work for the Empire I and Empire II offshore wind farms in New York with estimated installation windows in 2025 and 2026. These wind farms are expected to provide over 2 Gigawatts (“GW”) of renewable energy to the state of New York, which is expected to be enough renewable energy to power more than one million households in New York. New York continues to take steps forward in meeting their renewable energy goals with the announcement on October 24, 2023 of three new project awards with the capacity of approximately 4 GW of offshore wind energy and a new accelerated fourth bid round for additional power purchase agreements was announced for early 2024. The Company continues to monitor developments with power purchase agreements after the refusal by the New York State Energy Research and Development Authority to renegotiate the agreements for Equinor and BP's Empire Wind I and II projects and Orsted's Sunrise Wind project. The Company expects updates from Equinor in the fourth quarter on potential impacts to their development plans for the Empire Wind projects. The U.S. offshore wind market has seen other projects delayed or cancelled due to higher interest rates and inflation.

Offshore wind has been recognized around the world as a reliable source of renewable energy. Globally installed offshore wind capacity is targeted to reach about 260 GW by 2030, up from 40 GW in 2020. In 2021, the Biden Administration announced the ambitious goal of 30 GW of offshore wind by 2030 and provided $3.0 billion in federal loan guarantees for offshore wind projects. In July 2023, the Federal Government further showed their support for offshore wind by providing approval for New Jersey’s first offshore wind farm to begin construction, which is the first of at least three more projects that the state has planned on the East Coast. Also in August 2023, the Department of the Interior held the first-ever offshore wind lease sale in the Gulf of Mexico. The Company continues to tender bids on multiple offshore wind projects for the Acadia, our subsea rock installation vessel.

The Company has one operating segment, which is also the Company’s one reportable segment and reporting unit.

Results of operations

The following tables set forth the components of net loss and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(92.3)	(97.6)	(90.4)	(90.6)
Gross profit	7.7	2.4	9.6	9.4
General and administrative expenses	12.1	8.4	10.2	7.7
Gain on sale of assets—net	—	—	(0.1)	(0.1)
Operating income (loss)	(4.4)	(6.0)	(0.5)	1.8
Interest expense—net	(2.4)	(2.2)	(2.3)	(2.2)
Other income (expense)	(0.1)	(0.2)	0.5	(0.4)
Loss before income taxes	(6.9)	(8.4)	(2.3)	(0.8)
Income tax benefit	1.5	2.1	0.4	0.2
Net loss	(5.4)	(6.3)	(1.9)%	(0.6)%

Adjusted EBITDA	4.6%	0.8%	7.9%	8.2%

Adjusted EBITDA, as provided herein, represents net income (loss) from continuing operations, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management and investors to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, interest and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income (loss) to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands)
Net loss	$(6,154)	$(9,910)	$(7,652)	$(2,886)
Adjusted for:
Interest expense—net	2,762	3,551	9,322	11,000
Income tax benefit	(1,809)	(3,347)	(1,804)	(915)
Depreciation and amortization	10,533	11,047	32,320	33,977
Adjusted EBITDA	$5,332	$1,341	$32,186	$41,176

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2023	2022	Change	2023	2022	Change
Dredging:
Capital—U.S.	$54,602	$90,574	(39.7)%	$125,234	$281,278	(55.5)%
Coastal protection	23,567	36,934	(36.2)%	131,362	153,970	(14.7)%
Maintenance	33,816	26,202	29.1%	141,553	58,662	141.3%
Rivers & lakes	5,200	4,636	12.2%	9,747	8,213	18.7%
Total revenues	$117,185	$158,346	(26.0)%	$407,896	$502,123	(18.8)%

Total revenue was $117.2 million for the three months ended September 30, 2023, down $41.1 million, or 26%, from $158.3 million for the same period in the prior year. For the three months ended September 30, 2023, the Company experienced a decrease in domestic capital project and coastal protection revenue as compared to the same period in the prior year. This decrease was partially offset by an increase in maintenance revenues during the third quarter of 2023 as compared to the same period in the prior year. For the nine months ended September 30, 2023, total revenue was $407.9 million, down from revenue of $502.1 million for the same period in the prior year, representing a decrease of $94.2 million or 19%. For the nine months ended September 30, 2023, the Company experienced a decrease in domestic capital and coastal protection project revenue as compared to the same period in the prior year. This decrease was partially offset by an increase in maintenance revenues during the current period as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended September 30, 2023, domestic capital dredging revenue was $54.6 million, down $36.0 million, or 40%, compared to $90.6 million for the same period in 2022. The decrease in capital dredging revenues for the three months ended September 30, 2023 was mostly due to a lower amount of revenue earned on projects in Texas, Florida, South Carolina, New York, New Jersey and Alabama in the third quarter of 2023 when compared to the same period in the prior year. For the nine months ended September 30, 2023, domestic capital revenue was $125.2 million compared to $281.3 million for the same period in 2022, representing a decrease of $156.1 million, or 55%. The decrease in capital dredging revenues for the nine months ended September 30, 2023 was mostly due to a lower amount of revenue earned on projects in Massachusetts, Florida, South Carolina, Texas, New Hampshire, Alabama, New York and New Jersey in the current year period when compared to the prior year. This decrease was slightly offset by increased revenue earned on projects in Virginia in the current year.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended September 30, 2023 was $23.6 million, a decrease of $13.3 million, or 36%, compared to $36.9 million in the prior year period. The decrease in coastal protection revenues for the three months ended September 30, 2023 was attributable to a decrease in the amount of revenue earned on projects in North Carolina in the current year when compared to the prior year period. This decrease was partially offset by revenue earned on projects in Florida, New York and New Jersey in the current quarter. Coastal protection revenue for the nine months ended September 30, 2023 was $131.4 million, representing a decrease of $22.6 million or 15%, from $154.0 million for the same period in 2022. The decrease in coastal protection revenues for the nine months ended September 30, 2023 was mostly due to less revenue earned on projects in North Carolina in the current year. This decrease was offset partially by a greater amount of revenue earned on projects in New York and New Jersey in the current year period when compared to the prior year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the third quarter of 2023 was $33.8 million, up $7.6 million, or 29%, from $26.2 million in the same period of 2022. The increase in maintenance revenues for the three months ended September 30, 2023 was mostly attributable to an increase in revenue earned on projects in Florida, Mississippi, Texas and Puerto Rico when compared with prior year quarter. This increase was slightly offset by a decrease in revenue earned on projects in Louisiana and North Carolina in the current year quarter. Maintenance revenue for the nine months ended September 30, 2023 was $141.6 million, an increase of $82.9 million, or 141%, compared to $58.7 million for the comparable period in the prior year. The increase in maintenance revenues for the nine months ended September 30, 2023 was mostly due to a higher amount of revenue earned on projects in Florida, North Carolina, Alabama, Texas, Mississippi and Puerto Rico in the current year period when compared to the prior year. This decrease was slightly offset by less revenue earned on projects in Louisiana in the current year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the third quarter of 2023, rivers & lakes revenue was $5.2 million, an increase of $0.6 million, or 12%, from $4.6 million during the same period of 2022. Rivers & lakes revenue for the nine months ended September 30, 2023 was $9.7 million, up $1.5 million, or 19%, from $8.2 million for the same period in the prior year. The increase in river & lakes revenue for the three and nine months ended September 30, 2023 was mostly attributable to an increase in revenue earned on projects in Arkansas in the current year. This increase was partially offset by revenue earned on a project in Mississippi in the prior year.

Consolidated gross profit for the quarter ended September 30, 2023 was $9.0 million, up $5.2 million, or 137%, compared to $3.8 million in same period of 2022. Gross profit margin for the three months ended September 30, 2023 increased to 7.7% from 2.4% in the same period in the prior year. The higher gross profit experienced for the three months ended September 30, 2023 was driven by operating costs that were significantly lower due to the Company's continued focus on cost reduction, as well improved project performance and fewer higher margin generating hopper dredge drydockings in the current year quarter. Consolidated gross profit for the nine months ended September 30, 2023 was $39.1 million, down $8.2 million, or 17%, compared to $47.3 million in the same period of the prior year. Gross profit margin for the nine months ended September 30, 2023 increased to 9.6% from 9.4% in the same period in the prior year. The lower gross profit experienced for the nine months ended September 30, 2023 was driven by lower revenue and fewer higher margin domestic capital projects.

During the three and nine months ended September 30, 2023, general and administrative expenses were $14.2 million and $41.7 million, respectively, compared to the same periods in the prior year in which the three and nine months totaled $13.3 million and $38.7 million, respectively. For the three and nine months ended September 30, 2023, general and administrative expenses include higher incentive pay and profit sharing, higher office rent due to the expansion of our Houston headquarters, offset partially by lower consulting and recruiting expense.

Operating loss for the third quarter of 2023 was $5.1 million, an improvement of $4.4 million compared to an operating loss of $9.5 million for the same quarter in 2022. The improvement in operating income for the three months ended September 30, 2023 was a result of higher gross profit in the current quarter when compared to the same period in the prior year, partially offset by higher general and administrative expenses in the current quarter when compared to the same period in the prior year. Operating loss for the nine months ended September 30, 2023 was $2.3 million, down $11.3 million from operating income of $9.0 million in the same period of the prior year. The decrease in operating income for the nine months ended September 30, 2023 was a result of lower gross profit in the first nine months of 2023.

For the three months ended September 30, 2023, net interest expense was $2.8 million, $0.8 million lower compared to $3.6 million for the same period in the prior year. Net interest expense for the nine months ended September 30, 2023 was $9.3 million, $1.7 million lower compared with $11.0 million for the same period in the prior year. The decrease in net interest expense for the three and nine months ended September 30, 2023 was primarily due to an increase in capitalized interest due to the new build program, offset partially by current year revolver interest expense.

Income tax benefit for the three months ended September 30, 2023 was $1.8 million compared to an income tax benefit of $3.3 million for the same period in the prior year. For the nine months ended September 30, 2023, the Company recorded an income tax benefit of $1.8 million and in the prior year period had an income tax benefit of $0.9 million. The effective tax rate for the nine months ended September 30, 2023 was 19.1%, as compared to the effective tax rate of 24.1% for the same period of 2022.

Net loss for the quarter ended September 30, 2023 was $6.2 million, an improvement of $3.7 million from a net loss of $9.9 million in the same quarter in the prior year. Diluted loss per share was $0.09 for the three months ended September 30, 2023, compared to diluted loss per share of $0.15 for the three months ended September 30, 2022. The improvement in net loss for the three months ended September 30, 2023 was primarily due to the increase in gross profit in the current year quarter, partially offset by an increase in general and administrative expense and a decrease in the income tax benefit. Net loss for the nine months ended September 30, 2023 was $7.7 million, a decrease of $4.8 million, or 166%, from a net loss of $2.9 million for the same period in the prior year. Diluted losses per share were $0.12 for the nine months ended September 30, 2023, compared to a $0.04 of diluted losses per share for the nine months ended September 30, 2022. The increase in net loss for the nine months ended September 30, 2023 was driven by the substantial decrease to revenue and gross margin, and the increase to general and administrative expense. This decrease was slightly offset by an increase in other income related to a legal settlement on previously disposed business.

Adjusted EBITDA (as defined on page 18) for the quarter ended September 30, 2023 was $5.3 million, up $4.0 million, from $1.3 million in the same quarter in the prior year. The increase in Adjusted EBITDA during the third quarter of 2023 was driven by the increase in gross profit, excluding depreciation partially offset by an increase in general and administrative expense. For the nine months ended September 30, 2023 Adjusted EBITDA was $32.2 million, a decrease of $9.0 million, or 22%, from $41.2 million during the same period in the prior year. The decrease in Adjusted EBITDA during the first nine months of 2023 was driven primarily by the decrease in gross profit, excluding depreciation.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2023	2022	2022
Dredging:
Capital - U.S.	$736,322	$148,429	$220,723
Coastal protection	103,617	97,819	86,847
Maintenance	182,470	125,671	132,479
Rivers & lakes	11,320	5,221	12,538
Total backlog	$1,033,729	$377,140	$452,587

The total dredging backlog above does not include approximately $225.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at September 30, 2023 or approximately $50.0 million of performance obligations related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the inclined fall-pipe vessel for subsea rock installation which is expected to be delivered and operational in 2025.

The Company’s contract backlog represents its estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 33% of the Company’s September 30, 2023 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to the Company’s contractual right to recover the Company’s actual committed costs and profit on work performed up to the date of cancellation. The Company’s backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects the Company is awarded from the bid market. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer. A quarterly increase or decrease of the Company’s backlog does not necessarily result in an improvement or a deterioration of the Company’s business.

On December 29, 2022, the Omnibus Appropriations Bill for fiscal year 2023 was signed into law which included another record budget of $8.66 billion for the Corps civil works program of which $2.32 billion is provided for the Harbor Maintenance Trust Fund ("HMTF") to maintain and modernize our nation’s waterways. In addition, the Disaster Relief Supplemental Appropriations Act for fiscal year 2023 was approved which included $1.48 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters and to initiate beach renourishment projects that will increase coastal resiliency. Some related projects for beach renourishment have come to bid and the Company expects to see additional beach renourishment work in the latter part of the year. This increased budget and additional funding has resulted in a strong bid market in 2023, which the Company expects will continue for the remainder of the year.

The Company expects the budgeted appropriations to support the funding of several previously delayed capital port improvement projects including Sabine, Mobile and Houston that are still expected to bid before the end of 2023.

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

In March 2023, President Biden released the President’s Fiscal Year 2024 executive budget. The proposed amount for the Corps targets $7.4 billion, which is a record amount for a President's budget. In June 2023, the House proposed an increased 2024 budget of $9.6 billion for the Corps, which is $910 million above fiscal year 2023 and includes $2.8 billion for the HMTF and $1.5 billion for flood and storm damage reduction. In July 2023, the Senate Committee on Appropriations passed the budget which targets $8.9 billion for the Corps. This will move to the Senate floor for further deliberation and consideration. This proposed budget is expected to provide for a strong 2024 bid market. Currently, the government is operating under a continuing resolution until the budget is approved.

The domestic dredging bid market, exclusive of LNG projects, for the quarter ended September 30, 2023 was $850.2 million, a $173.6 million increase compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for eight domestic capital projects in Florida, Virginia, New Jersey and Texas, thirteen coastal protection projects in Florida, Pennsylvania, Alabama, New York, New Jersey, North Carolina, Virginia, Louisiana and Delaware, forty two maintenance projects in Texas, Louisiana, Delaware, Florida, South Carolina, Alabama, Massachusetts, Maryland, New York, Georgia and Pennsylvania, and ten river maintenance projects in Louisiana, Mississippi, North Carolina and Texas. The total domestic dredging bid market through September 30, 2023 was $1,780.6 million, of which the Company won 31.0%, comparable to the Company’s prior three-year average of 35%. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $1,033.7 million at September 30, 2023 compared to $377.1 million of dredging backlog at December 31, 2022. Total dredging backlog does not include approximately $50.0 million of performance obligations related to offshore wind contracts or approximately $225.0 million of domestic low bids pending formal award and options pending on projects currently in dredging backlog at September 30, 2023. At December 31, 2022, the amount of domestic low bids and options pending award was $584.7 million. Included in the September 30, 2023 backlog are two LNG projects, including the Rio Grande LNG project, which will be the largest project undertaken in the Company's history, and the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal. Subcontractor work on the Rio Grande LNG project is anticipated to start later this year.

Domestic capital dredging backlog at September 30, 2023 was $736.3 million, an increase of $587.9 million from December 31, 2022. In the three months ended September 30, 2023, the Company was awarded two domestic LNG capital projects in Texas and Louisiana and one domestic capital dredging project in Virginia for $3.6 million. During the nine months ended September 30, 2023, the Company continued to earn revenue on deepening projects in Virginia and Texas. Government funded projects coming into the pipeline include Sabine, Mobile and Houston. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. In addition, multiple project phases for port deepenings in Norfolk and the Houston ship channel are expected to continue for the next several years. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Coastal protection dredging backlog at September 30, 2023 was $103.6 million, an increase of $5.8 million from December 31, 2022. During the nine months ended September 30, 2023, the Company continued to earn revenue on coastal protection projects in New Jersey, New York, Florida, Virginia and North Carolina, which were in dredging backlog at December 31, 2022. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance.

Maintenance dredging backlog at September 30, 2023 was $182.5 million, an increase of $56.8 million from December 31, 2022. In the three months ended September 30, 2023, the Company was awarded six maintenance projects for a total of $112.9 million in Louisiana, Mississippi, New York and Florida. During the nine months ended September 30, 2023, the Company continued to earn revenue on projects in Louisiana, South Carolina, North Carolina, New York, Florida, Alabama, Maryland and Texas that were in dredging backlog at December 31, 2022. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company anticipates increased funding for harbor maintenance projects to be let for bid.

Rivers & lakes backlog at September 30, 2023 was $11.3 million, an increase of $6.1 million compared to rivers & lakes backlog at December 31, 2022. For the nine months ended September 30, 2023, the Company continued to earn revenue on projects in Tennessee and Arkansas which were in dredging backlog at December 31, 2022.

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

The Company’s cash provided by (used in) operating activities for the nine months ended September 30, 2023 and 2022 was proceeds of $49.6 million and a use of $6.7 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during the nine months ended September 30, 2023, compared to the same period in the prior year, relates primarily to the changes in working capital, including the increased cash collected for billing in excess of contract revenue, increased cash inflow due to the decrease of contract revenue in excess of billing in the current year compared to an increase in prior year, offset partially by the increase in cash paid for accounts payables and accrued expenses.

The Company’s cash flows used in investing activities for the nine months ended September 30, 2023 and 2022 were $97.0 million and $100.5 million, respectively. Investing activities primarily relate to normal course upgrades and capital maintenance of the Company’s dredging fleet. The Company is currently building a 6,500 cubic yard trailing suction hopper dredge, the Galveston Island, which is expected to be operational in late 2023. Additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, with expected delivery in 2025. The delivery of the new Galveston Island hopper dredge will provide the Company with added capacity and the opportunity to potentially retire some older dredges. In November 2021, the Company entered into a $197 million contract with Philly Shipyard Inc. to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new U.S. offshore wind industry, the Acadia, which is expected to be delivered and operational in 2025. In July 2021, the Company announced a contract to build two multifunctional all-purpose vessels (“multicats”). The Company took delivery of the first multicat late in the third quarter of 2023 and the second multicat early in the fourth quarter of 2023. During the nine months ended September 30, 2023, the Company invested $21.8 million in the Galveston Island, $23.3 million in the Amelia Island, $33.8 million in the Acadia, and $7.8 million in the multicats.

The Company’s cash flows provided by (used in) financing activities for the nine months ended September 30, 2023 and 2022 totaled proceeds of $54.9 million and a use of $1.5 million, respectively. The increase in net cash flows provided by financing activities is primarily due to net borrowings on the Company’s revolver during the first three quarters of 2023 of $55.0 million, compared to zero net borrowings for the same period in the prior year. As of November 3, 2023, net borrowings on the Company's revolver were $85.0 million.

On November 1, 2023, the Company entered into a purchase agreement (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company sold certain vessels (the "Property") for gross cash proceeds of $29.5 million. The Company expects to use this liquidity for strategic investments, to repay borrowings under the Amended Credit Agreement and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a seven-year master bareboat charter agreement (the “Bareboat Charter Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $4.2 million. Under the Bareboat Charter Agreement, the Company has the option to i) purchase the Property after six years with an early buyout option; ii) purchase the Property at the end of the lease at the then fair value; iii) renew the lease at the then fair market value or iv) return the Property to the purchaser.

The Company expects to spend approximately $145 million on capital expenditures in 2023 which is comprised of vessels in our new build program and maintenance capital expenditures. The decrease in expected capital expenditures from previous estimates of approximately $175 million relates to the timing of milestone payments for our new build program. In January 2023, the Company applied with the Maritime Administration or MARAD, which is a unit of the U.S. Department of Transportation, for Title XI financing. If approved, the Company could borrow a portion of the acquisition cost of the subsea rock installation vessel with repayment terms of up to 25 years at rates tied to U.S. Treasury rates. MARAD announced in 2022 that they want to facilitate more offshore wind construction and have designated vessels like our subsea rock installation ship, “Vessels of National Interest” which will prioritize our application for review and funding through Title XI. The review and approval process is currently ongoing. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability and potential new sources of financing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of September 30, 2023 has not materially changed since December 31, 2022. The market risk profile of the Company on December 31, 2022 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the nine months ended September 30, 2023 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Securities Trading Plans of Executive Officers and Directors

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables pre-arranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Securities Trading and Disclosure of Confidential Information policy permits our officers and directors to enter into trading plans designed to comply with Rule 10b5-1.

During the quarterly period ended September 30, 2023, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Date: November 7, 2023