Form 10-K
period 2023-12-31
Great Lakes Dredge & Dock CORP
filed 2024-02-16
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $525,165,618 at June 30, 2023. The aggregate market value was computed using the closing price of the common stock as of June 30, 2023 on the Nasdaq Stock Market. (For purposes of calculating the foregoing amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 13, 2024, 66,623,207 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2024 Annual Meeting of Stockholders.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2023, and in other securities filings by Great Lakes with the SEC.

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

Part I

Item 1. Business.

The terms “we,” “our,” “ours,” “us,” “Great Lakes”, “GLDD” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries.

Organization

Great Lakes is the largest provider of dredging services in the United States which is complemented with a long history of performing significant international projects. The Company is also fully engaged in expanding its core business into the rapidly developing offshore wind energy industry.

The Company was founded in 1890 as Lydon & Drews Partnership and performed its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes region. The Company now operates on the East and Gulf coastlines and throughout many inland U.S. waterways. Since its founding, Great Lakes has been a leader in the building and maintenance of the nation's navigation system, the protection of shore lines, the restoration of sensitive habitats and the creation of critical aquatic infrastructure.

The Company operates in one operating segment, which is also the Company’s one reportable segment and reporting unit.

Operations

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s “bid market” is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations. The Company experienced an average combined bid market share in the U.S. of 33% over the three year period ended December 31, 2023, including 36%, 56%, 23% and 22% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively, exclusive of liquefied natural gas (“LNG”) projects.

Over its 133 year history, the Company has grown to be a leader in capital, coastal protection and maintenance dredging in the United States and is one of the oldest and most experienced dredging companies in the country. The Company’s foreign projects are typically categorized in the capital work type, but are not included in the aforementioned bid market.

Domestic Capital (32% of 2023 revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Coastal protection (33% of 2023 revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (32% of 2023 revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (3% of 2023 revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce contractors’ ability to operate and transport its equipment in the relevant geographies.

Foreign. Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Historically maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last two decades, the Company has performed dredging work in the Middle East, Africa, Australia, the Caribbean and Central and South America. No foreign revenues were recognized during 2023. However, the Company expects to continue targeting foreign capital projects in the future.

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

The Company has already established a first mover advantage in scour protection installation for offshore wind foundations, cables, and offshore substations. We are building the first Jones Act compliant rock installation vessel in the U.S. and, in 2022, won the first rock installation contract for the Empire Wind I wind farm. In December 2023, Great Lakes was awarded another rock installation contract to perform subsea rock cable protection, a new utilization for this vessel, on an offshore wind project off the East Coast of the United States.

We expect to continue to build our offshore wind capabilities, win rock installation projects and position for growth in the accelerating U.S. offshore wind market, as many of our European competitors have done in the international offshore wind markets.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its services:

•
Deep port capital projects. Since the Panama Canal Expansion project, the market for dredging has expanded as most of the East Coast and Gulf ports have deepening and widening projects that are required to better meet the needs of maritime trade and enhance the capabilities to compete for international trade. In addition, shipping line manufacturers continue to deploy larger and deeper ships which require greater channel depths for travel. Many U.S. ports are constrained due to the channel dimension requirements that are needed to accommodate these vessels. The Company has worked on several port deepenings along the East and Gulf coasts over the past years, starting with Miami in 2015 and continuing through today, including our current projects in Houston and Corpus Christi. In December 2022, the Omnibus Appropriations Bill for the fiscal year 2023 was passed which included a record budget of $8.66 billion for the U.S. Army Corps of Engineers (the “Corps”). These appropriations funded the continuation of port deepening bids in 2023 for the ports of Sabine, Freeport, Mobile, San Juan, Houston, Corpus Christi and additional phases of Norfolk. Also, at the end of 2022, the Water Resources Development Act (“WRDA”) of 2022 (“WRDA 2022”), was approved by Congress and signed into law by the President. WRDA 2022 is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for flood and hurricane protection, dredging, ecosystem restoration and other construction projects. WRDA 2022 featured among many other things authorization for New York and New Jersey shipping channels to be deepened to 55 feet, projects which are estimated to be approximately $6 billion. The Company views this legislation as a positive catalyst for the domestic dredging industry as it authorizes funding for critical infrastructure improvements that are needed throughout the U.S. Further, the WRDA 2022 bill authorizes studies for future water resources improvements and make modifications to previous authorizations. Port deepening projects are essential to maintaining safe and efficient navigation channels in ports and harbors along our coastlines. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $715 million over the three year period ended December 31, 2023.

•
Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach work recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. In addition, the Disaster Relief Supplemental Appropriations Act for fiscal year 2023 was approved which included $1.48 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters and to initiate coastal protection projects that will increase coastal resiliency. This increased budget and additional funding resulted in a strong bid market in 2023. The annual bid market for coastal protection over the three year period ended December 31, 2023 averaged $367 million.

•
Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. Additionally, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which includes a provision that lifts caps on the Harbor Maintenance Trust Fund (“HMTF”), thereby allowing full access to future annual revenues. The Omnibus Appropriations Bill for fiscal year 2023 includes a budget of $2.32 billion for the Harbor Maintenance Trust Fund to maintain and modernize our nation’s waterways, an increase of $269 million above the fiscal year 2022 level. Through the increased appropriation of HMTF monies, the Company has seen increased funding for harbor maintenance projects to be let for bid throughout 2023 and expects this trend to continue in 2024. Corps projects involving deepening, maintenance and coastal dredging are in line for robust funding continuing the trend of recent years. The annual bid market for maintenance dredging over the three year period ended December 31, 2023 averaged $797 million.
•
Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has proposed an update to its master plan calling for a $50 billion investment in its coastal infrastructure. By law, the Louisiana Coastal Protection and Restoration Authority (“CPRA”) must update its coastal master plan every six years and let the latest science guide each iteration. The 2023 plan marks the fourth released by the agency since it formed in 2005 following Hurricane Katrina. The 2023 plan contains 73 proposed projects aimed to lower the threat of storm surge and maintain as much of a natural buffer between communities and the Gulf of Mexico as possible. Most of those specific projects are for coastal restoration, such as dredging sediment from water bottoms and pumping it elsewhere to create marsh, ridges or other natural features that provide habitat and storm protection. A handful of the projects involve diverting Mississippi River water into nearby bays to reconnect to a natural source of fresh water and sediment. Coastal restoration accounts for half the cost of the plan’s $50 billion aspirations. Many of the Gulf States, including Louisiana, have previously committed to spending a portion of the nearly $20 billion in fines received from the 2015 BP settlement of the Deepwater Horizon oil spill to repair the natural resources impacted by the event including coastal restoration projects that include dredging.
•
Renewable energy projects. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. Europe is currently re-evaluating their sourcing of energy after the Russian invasion of Ukraine which will require imports of large quantities of LNG. In turn, several LNG, petrochemical and crude oil projects are creating the need for port development in support of energy exports. Several North American LNG export projects have been delayed over the past couple of years since the pandemic. However, with the increase in LNG prices and sustained worldwide demand, LNG projects are expected to grow over the next several years. Additionally, as the offshore wind market develops in the U.S., port facilities will need to meet specific requirements to be able to service this industry. We anticipate these ports will require investments for port improvements that will include some dredging in order to serve as marshaling ports for various offshore wind projects. The Company continues to expect that future global energy demand will necessitate improvements in the renewable energy infrastructure base and around sources of rich resources and in countries that import or export global energy.

For additional details regarding Operations, including financial information regarding our international and U.S. revenues and long-lived assets, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Customers

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil and gas and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2023, approximately 75% of the Company’s dredging revenues were generated from 39 different contracts with federal agencies or third parties operating under contracts with federal agencies.

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

For contracts under its jurisdiction, the Corps typically prepares a fair and reasonable cost estimate based on the specifications of the project. To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project as well as the ability to obtain a surety bid bond) and submit the lowest responsive bid that does not exceed 125% of the Corps’ original estimate. Contracts for state and local governments are generally awarded to the lowest qualified bidder. Contracts for private customers are awarded based on, among other things, the contractor’s experience, equipment and schedule, contractual terms, as well as price. While substantially all of the Company’s contracts are competitively bid, some government contracts are awarded through a sole source procurement process involving negotiation between the contractor and the government, while other projects are bid by the Corps through a “request for proposal” process. The request for proposal process benefits both Great Lakes and its customers as customers can award contracts based on factors beyond price, including experience, skill and specialized equipment.

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

The Company has bonding agreements with Argonaut Insurance Company, ACE Holdings, Liberty Mutual Insurance Company and Philadelphia Indemnity Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also currently has outstanding bonds with Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 133 year history.

For certain projects, including foreign, private, and offshore wind projects, letters of credit or bank guarantees are required as security for the performance and, if applicable, bid or advance payment guarantees. The Company obtains its letters of credit under the Amended Credit Agreement (as defined below). Bid guarantees are usually 2% to 5% of the service provider’s bid. Performance and advance payment guarantees are each typically 5% to 20% of the contract value.

Competition

The U.S. dredging industry is highly fragmented, composed of many small operators, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal, waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job, equipment bonding and certification requirements and government regulations. Competition on rivers & lakes projects is determined primarily based on geographic reach, project execution capability and price. Great Lakes and three other companies comprised approximately 66% of the Company’s defined bid market related to domestic capital, coastal protection, maintenance and rivers & lakes over the three year period ended December 31, 2023. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906 (the “Dredging Act”) and Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”) provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

Competition in the international market is dominated by four large European dredging companies all of which operate larger equipment and fleets that are more extensive than the Company’s fleet. Additionally, a large Chinese dredging company controls most of its local market and is a key player in the international market. There are also several governmentally supported dredging companies that operate on a local or regional basis. The Company targets opportunities that are well suited to its equipment and where it can be most competitive.

Equipment

Great Lakes’ fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S. The Company operates three principal types of dredging equipment: hopper dredges, hydraulic dredges and mechanical dredges.

Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another. Hopper dredges primarily work on coastal protection and maintenance projects. The Company has recently taken delivery of a 6,500 cubic yard trailing suction hopper dredge, the Galveston Island, which began operations in February 2024. Additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, with expected delivery in 2025. The addition of the new Galveston Island and Amelia Island hopper dredges will provide the Company with added capacity and the opportunity to potentially retire older dredges.

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

Mechanical Dredges. There are two basic types of mechanical dredges: clamshell and backhoe. In both types, the dredge uses a bucket to excavate material from the channel or ocean floor. The dredged material is placed by the bucket into material barges, or “scows,” for transport to the designated disposal area. The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket. The backhoe dredge is capable of removing hard-packed sediments, blasted rock and debris and can work in tight areas such as along docks or terminals. Clamshell dredges with specialized buckets are ideally suited to handle softer silts and maintenance material requiring environmentally controlled excavation and disposal. Additionally, the Company owns an electric clamshell dredge which provides an advantage in those markets with stringent emissions standards. During 2023, the Company retired one mechanical dredge as part of its ongoing fleet modernization program.

Scows. The Company has the largest fleet of material barges in the domestic industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal. The Company uses scows with its hydraulic dredges and mechanical dredges. Scows are an efficient and cost-effective way to move material and increase dredging production. The Company has thirteen scows in its fleet with a capacity ranging from 5,000 to 8,800 cubic yards. The Company placed into service three new scows during 2022, each 8,800 cubic yards in size. During 2023, the Company entered into a sale leaseback transaction for the three scows placed into service in 2022. The transaction generated gross cash proceeds of $29.5 million. Additionally in 2023, the Company retired three scows as part of its ongoing fleet modernization program.

Multi Cats. In 2023, the Company took delivery of two Damen multifunctional all-purpose vessels (“Multi Cats”), the Cape Hatteras and the Cape Canaveral in 2023. These vessels will greatly improve the safety and efficiency of pipe and anchor operations. The two vessels are the first Damen Multi Cats to be built in the U.S. and are fully compliant with the U.S. Coast Guard and U.S. Army Corps of Engineers stability criteria.

The Company has numerous pieces of smaller equipment that support its dredging operations. Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with many of the rivers & lakes dredges on inland rivers and lakes. The mobility of the fleet enables the Company to move equipment in response to changes in demand.

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

Human Capital Management

At December 31, 2023, the Company employed 364 full-time salaried and non-exempt personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2023, the Company employed an average of approximately 596 hourly personnel to meet domestic project requirements.

The U.S. salary and non-exempt full-time employees are composed of approximately 90% men and 10% women. The Company's employees are based across the U.S. with several project locations on the coasts and office locations in Houston, Texas, Oakbrook Terrace, Illinois, Staten Island, New York and Jacksonville, Florida. Based on self-reporting, employee demographics are composed of approximately 65% White, 18% Hispanic or Latino, 12% African American or Black, 3% Asian, less than 1% American Indian or Alaska Native and less than 1% Native Hawaiian or Other Pacific Islander.

At December 31, 2023, the Company employed 2 foreign nationals and 1 local staff to manage and administer its Middle East operations.

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

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees - the International Union of Operating Engineers (“IUOE”) Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 will expire on September 30, 2024 and negotiations will begin in the second quarter of 2024 for a renewal agreement. Our agreements with the Seafarers International Union expire in February 2026. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

Government Regulations

The Company is subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act, 1916 (the “Shipping Act”) and the vessel documentation laws set forth in Chapter 121 of Title 46 of the United States Code. These statutes require vessels engaged in dredging in the navigable waters of the United States to be documented with a coastwise endorsement, and, among other things, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the United States. The U.S. citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen owned and prohibit the chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test.

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

Information about our Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices presently held by them.

Name	Age	Position
Lasse J. Petterson	67	President, Chief Executive Officer and Director
Scott Kornblau	52	Senior Vice President, Chief Financial Officer & Treasurer
David Johanson	52	Senior Vice President, Project Acquisition & Operations
Christopher G. Gunsten	54	Senior Vice President, Project Services & Fleet Engineering
Eleni Beyko	58	Senior Vice President, Offshore Wind
Vivienne R. Schiffer	64	Senior Vice President, Chief Legal Officer & Chief Compliance Officer
William H. Hanson	67	Senior Vice President, Market Development

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

Vivienne R. Schiffer, Senior Vice President, Chief Legal Officer and Chief Compliance Officer

Ms. Schiffer was named Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary in December 2020 when she joined the Company. Ms. Schiffer leads the Company's legal, compliance and human resource organizations, providing legal counsel. Ms. Schiffer’s specific responsibilities include the oversight of corporate governance, policy and regulatory strategy development, litigation, environmental matters, intellectual property, global corporate compliance and labor and employment laws. Ms. Schiffer was a corporate and securities partner in the global firm of Thompson & Knight, LLP, now Holland & Knight, LLP, from 2003 to 2010. She was of counsel in the firm’s corporate and securities section from 2011 until 2020. She has over 40 years of experience and has held significant legal, business and operational leadership roles in the industrials sector. Ms. Schiffer earned a Bachelor of Science degree from the University of Central Arkansas and a Juris Doctor degree from Tulane University. A member of the Asian American Journalists Association, Ms. Schiffer holds a certification in sustainability from Stanford University Graduate School of Business and a certification in Cybersecurity Governance for the Board of Directors from the Massachusetts Institute of Technology Sloan School of Management.

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

Risk Factor Summary

The following is a summary of the principal risks that could adversely affect, or have adversely affected, the Company’s business, operating results and financial condition:

•
A reduction in government funding for dredging and other contracts, or government cancellation of such contracts, or the inability of the Corps to let bids to market;
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
•
Project delays related to the increasingly negative impacts of climate change or other unusual, non-historical weather patterns;
•
Costs necessary to operate and maintain our existing vessels and the construction of new vessels;
•
Equipment or mechanical failures;
•
Pandemic, epidemic or outbreak of an infectious disease;
•
Disruptions to our supply chain for procurement of new vessel build materials or maintenance on our existing vessels;
•
Capital and operational costs due to environmental regulations;
•
Market and regulatory responses to climate change, including proposed regulations concerning emissions reporting and future emissions reduction goals;
•
Contract penalties for any projects that are completed late;
•
Force majeure events, including natural disasters, war and terrorists’ actions;
•
Changes in the amount of our estimated backlog;
•
Significant negative changes attributable to large, single customer contracts;
•
Our ability to obtain financing for the construction of new vessels, including our new offshore wind vessel;

•
Our ability to secure contracts to utilize our new offshore wind vessel;
•
Unforeseen delays and cost overruns related to the construction of our new vessels;
•
Any failure to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed;
•
Fluctuations in fuel prices, particularly given our dependence on petroleum-based products;
•
Impacts of nationwide inflation on procurement of new build and vessel maintenance materials;
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
•
Restrictions on our ability to declare dividends imposed by our financing agreements or Delaware law;
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

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Federal government revenue (in US $1,000)	$438,790	$431,705	$568,980
Percent of revenue from federal government	74%	67%	78%

Amounts spent by the federal government on dredging are subject to the budgetary and legislative processes. We would expect the federal government to continue to improve and maintain ports as it has for many years, which will necessitate a certain level of federal spending. However, there can be no assurance that the federal government will allocate any particular amount or level of funds to be spent on dredging projects for any specified period. In addition, Congress must approve budgets that govern spending by many of the federal agencies we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows U.S. federal government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects or may be delayed on current projects. Any such funding delays would likely result in new projects being delayed or canceled and could have a material adverse effect on our revenue and operating results. Furthermore, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. federal government shutdown. An extended shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key projects, which could have a material adverse effect on our revenue and operating results. The Company did not experience any material adverse effect on its operations in 2023 as a result of the U.S. federal government operating under a continuing resolution until December 2022. Currently, the government is operating under a continuing resolution until the 2024 budget is approved.

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

The timely and efficient performance of our projects are dependent on weather conditions. Severe storms or other weather-related problems, which are becoming increasing variable and which deviate from expected historical weather patterns as a result of climate change or other factors, can, and have, caused substantial delays on our projects. Delays, such as those we experienced in 2022, may affect our ability to perform on our projects or increase the cost of our performing certain projects, and may result in our inability to perform certain projects on time and on budget. While we attempt to plan for all scenarios when bidding on projects, weather events caused by climate change or other unanticipated variables have made that planning increasing difficult. While we did not experience any significant delays in 2023, we expect that the severity of unusual storms and weather patterns will continue to fluctuate and may continue to adversely impact our ability to complete projects on time and on budget and therefore could materially adversely affect our business operations, revenues and profits.

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

The average age of our more significant vessels as of December 31, 2023, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	8	45
Hopper Dredges	5	23
Mechanical Dredges	4	35
Unloaders	1	40
Drillboats	1	40
Material and Other Barges	86	22
Total	105	25

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2023 was 25 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur, resulting in loss of revenue.

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our backlog (34% as of December 31, 2023) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our backlog from federal government contracts as of December 31, 2023, 2022, and 2021 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2023	2022	2021
Federal government backlog (in US $1,000)	$350,242	$290,694	$341,768
Percentage of backlog from federal government	34%	77%	62%

Although we do not currently have any international projects, if we were to engage in a new foreign project, we may have backlog with foreign governments that use local laws and regulations to change terms of a contract in backlog or to limit our ability to receive payment on a timely basis. In addition to our United States federal contracts, our other contracts in backlog are with state and local municipalities or private companies that may have funding constraints or impose restrictions on timing. The termination, modification or suspension of projects currently in backlog could have a material adverse effect on our business, operating results, cash flows or financial condition. As of December 31, 2023, approximately 50% of the Company’s backlog is from two private customers.

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

We have previously disclosed the build of our new offshore wind vessel that is in progress. Our ability to obtain customers and/or contracts on terms favorable to the Company to utilize this new vessel for subsea rock installation for wind turbines could be impacted by unforeseen market conditions. As the costs to build this new vessel have already been incurred, the lack of a secure customer base and favorable secure contracts could have a material adverse effect on the Company’s business, financial position and results of operations. Towards the end of 2023, the Company saw several cancellations of Power Purchase Agreements (“PPA’s”) that were entered into in 2018 and 2019, as inflation and interest rate hikes eroded the profitability of these PPA’s. This led our clients, Equinor and bp, to terminate our Empire Wind II contract and reset their plan for the related wind farm. Great Lakes may have the opportunity to re-tender this project, if Equinor re-bids their PPA for this development. If there are additional cancellations of PPA’s, the Company’s ability to utilize its new offshore wind vessel may be adversely impacted.

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

In addition, Customs and Border Protection (“CBP”), the federal agency that interprets the Jones Act, may issue letter rulings which adversely impact our business. In the past, CBP has issued letter rulings which have the potential to adversely impact Jones Act qualified vessels to be the exclusive operators in certain sectors of the new United States offshore wind industry. The Company has challenged these CBP letter rulings in federal court in Houston, Texas, citing the “Plain Language” of the Jones Act. This challenge was rejected at the District Court level and the Company has appealed to the 5th Circuit. An adverse ruling in this suit, as well as other adverse letter rulings by CBP, may adversely impact our competitive advantage in the United States offshore wind industry, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

The prices of steel and other materials to build and develop new vessels, as well as to maintain and/or repair our existing vessels, fluctuate based on market events outside of our control. This had an adverse effect on our results of operations in 2022, however did not have a material adverse effect on our results of operations in 2023. Most of our new build contracts do not allow us to adjust our pricing for higher material costs during a contract term. When renewing contracts, we may be unable to secure price increases reflecting the rising costs of inflation. Such future increases in the costs of steel and other materials used to build new vessels, particularly if a bid or renewal has been submitted for a contract and the costs of the required products have been estimated at amounts less than the actual costs incurred, could result in a lower profit, or even a loss, on one or more contracts. Additionally, the increased cost of steel and other materials may adversely impact the cost of general maintenance and/or repairs of our existing vessels.

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

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. Two unions represent approximately 69% of our hourly dredging employees—the IUOE Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 expire in September 2024 and negotiations will begin in the second quarter of 2024 for a renewal agreement. Our agreements with the Seafarers International Union expire in February 2026. While we expect that the membership will have a tentative agreement before expiration of the current agreement, we cannot be certain that will occur. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

We currently have a substantial amount of indebtedness. As of December 31, 2023, we had indebtedness of $415.0 million, consisting of our senior subordinated notes and borrowings on our revolving credit facility. As of December 31, 2023, we had approximately $49.8 million of undrawn letters of credit, leaving $122.3 million of additional borrowing capacity under our revolving credit facility. These figures exclude contingent obligations, including $960.9 million of performance bonds outstanding under the Company’s agreements with the Sureties and other bonding agreements. Our level of indebtedness could:

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
•
enter into operating and finance leases;
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

In the event these resources do not satisfy our liquidity needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all. In March 2023, S&P Global Ratings (“S&P”) downgraded our corporate credit rating to CCC+ with a negative outlook from B with a stable outlook, and Moody’s Investor Services (“Moody’s”) downgraded our corporate credit rating to B3 with a negative outlook from B2 with a stable outlook. These credit ratings are below investment grade and could raise our cost of financing. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

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

We are exposed to market risk associated with changes in foreign currency exchange rates. The primary foreign currencies to which the Company has exposure are the Bahraini Dinar and the Euro. We have unhedged foreign currency exposure related to the new inclined fall-pipe vessel for subsea rock installation build. Our international contracts may be denominated in foreign currencies, which will result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

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

We recognize revenue on our projects using generally accepted accounting principles in the United States (“GAAP”) including guidance from Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606). The majority of our work is performed on a fixed-price basis. Contract revenue is recorded over time based on estimates which we develop from information known to us at the time of recording, but which may change. The cumulative impact of revisions to estimates is reflected in the period in which these changes are experienced or become known. Given the risks associated with the variables in these types of estimates, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our process of assessing, identifying and managing material risks from cybersecurity threats is integrated into our overall enterprise risk management (“ERM”) process. The audit committee of the board of directors (the “Audit Committee”) oversees our ERM framework, including cybersecurity and other information technology risks. This involves collaboration with key personnel, including the Chief Financial Officer (“CFO”), the Chief Technology Officer (“CTO”), IT operational management, and Internal Audit. We also have a cross-functional team led by the CTO, which meets weekly with a fixed agenda to discuss mitigation and action-items related to ERM cyber risk updates, cyber statistics dashboards, and threat vectors. Our CTO has a comprehensive background in various enterprise-wide information technology and cybersecurity leadership roles within the global energy and oil and gas sectors, and strategy consulting. The Audit Committee receives a report from our Director of Internal Audit on the ERM risk register at least three times a year.

The CTO and Chief Legal Officer (“CLO”) are key members of management responsible for strategic cybersecurity leadership. They lead tactical threat assessment, keep an updated risk register and develop and maintain governance and procedures. The CTO reports to the CFO and presents at least annually to the Audit Committee and the full board of directors on cybersecurity processes. The CLO reports to the CEO, and to the Audit Committee and the full board of directors, with regard to significant cybersecurity incidents, as further described below. Our CLO has specific training in cybersecurity awareness and holds a certificate of Cybersecurity Governance for the Board of Directors from the Massachusetts Institute of Technology Sloan School of Management.

To help manage cybersecurity risks, we have implemented a cybersecurity program consisting of security risk assessments, testing, continuous surveillance, dynamic incident response services and business continuity planning. Our cybersecurity program utilizes the guidelines of the National Institute of Standards and Technology Cybersecurity Framework to define material risks and establish controls designed to protect, detect, respond to and recover from cybersecurity incidents. In addition, we engage consultants to assess our resilience against applicable practices and standards for our industry.

We use threat intelligence, vulnerability scanning and security assessments to identify and classify risks and impact. We engage multiple third-party cybersecurity services and experts who collaborate with our internal team to provide a multilayered approach for real-time threat detection across cloud services, networks and endpoints. Our security measures are under continuous scrutiny, with regular enhancements and updates to our policies and operational protocols integrated with a feedback loop from tabletop exercises. Our business continuity and response plan outlines our plans, procedures and policies governing our general information security program. As part of our business continuity plan and security awareness, we conduct tabletop exercises and regular mandatory training for all employees. We have also implemented a cybersecurity enhancement program, focusing on special initiatives which include automating security incident response, including systems that can provide quicker business recovery from multi-geographical locations, strengthening the governance framework, upgrading the hybrid server environment on our vessels and improving wireless communication system resilience. In addition, we have a process in place to manage cybersecurity risks associated with third-party service providers. We are in the process of imposing the new regulatory security requirements upon our suppliers, which will include: maintaining an effective security management program, abiding by information handling and asset management requirements and notifying us in the event of any known or suspected cyber incident.

The status of our cybersecurity is reported to senior management as needed, and formal incident reports are made for incidents with risk of significant impact to the Company. Such incidents are escalated to our Incident Response Team, led by the Business Continuity Coordinator (“BCC”), which follows our business continuity plan and includes executive summary for management, along with compliance reports to regulators within the required timeframes. The BCC is responsible for providing timely information to the CLO, who reports to the Audit Committee and the full board of directors.

Although we have not experienced any material cybersecurity events to date, new advanced cybersecurity threats and attack vectors could materially affect our business strategy, results of operation or financial condition, as further discussed in the risk factors “Disruption, failure, data corruption, cyber-based attacks or security breaches of our IT systems could adversely affect our business and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties.

The Company owns or leases the properties described below. The Company believes that its existing facilities are adequate for its operations.

The Company’s headquarters are located at 9811 Katy Freeway, Suites 1000 and 1200, Houston, Texas 77024 with approximately 31,336 square feet of office space that it leases with a term expiring in 2030. As of December 31, 2023, the Company owns or leases the following additional facilities:

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

The graph below shows the cumulative total return to stockholders of the Company’s common stock during a five year period ended December 29, 2023, the last trading day of our 2023 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2018, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*
Among Great Lakes Dredge & Dock Corporation, Peer Average and NASDAQ Composite Index
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
2018
2019
2020
2021
2022
2023
GLDD
Peer Average
COMP

* $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends. Fiscal year ended December 31,

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Great Lakes Dredge & Dock Corp	$100.00	$171.15	$198.94	$237.46	$89.88	$116.01
Peer Average (see below)	100.00	113.90	143.93	159.34	168.41	301.90
NASDAQ Composite Index	100.00	135.23	194.24	235.78	157.74	226.24

The peer group in the graph above is composed of the following member companies:

Company	Ticker
Ameresco	AMRC
Argan, Inc.	AGX
Badger Infrastructure Solutions Ltd.	BADFF
Construction Partners Inc	ROAD
Helix Energy Solutions Group, Inc.	HLX
Helmerich & Payne, Inc.	HP
Hill International, Inc.	HIL
IES Holdings Inc.	IESC
Infrastructure & Energy Alternatives (prior to acquisition by MasTec Inc on October 7, 2022)	IEA
Limbach Holdings, Inc.	LMB
Logistec Corporation	LGT
Matrix Service Company	MTRX
Mistras Group, Inc.	MG
MYR Group Inc.	MYRG
NV5 Global Inc	NVEE
Oceaneering International, Inc.	OII
Orion Group Holdings, Inc.	ORN
Sterling Infrastructure, Inc.	STRL
Team, Inc.	TISI
Tidewater Inc.	TDW

Given the usage of this peer group for compensation purposes and the fact that each peer is a capital-intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 13, 2024, the Company had approximately 17 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2023.

Item 6. [Reserved]

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

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which we bid or could have bid if not for capacity constraints or other considerations (“bid market”). We experienced an average combined bid market share in the U.S. of 33% over the three-year period ended December 31, 2023, including 36%, 56%, 23% and 22% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements are allowing the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is our customer. In 2023, our revenues earned from contracts with federal government agencies were approximately 75% of total revenue, consistent with the average of the three-year period ended December 31, 2023 of 74%.

The Company’s fleet, which includes 17 dredges, 13 material transportation barges, one drillboat, and numerous other support vessels, is the largest and most diverse fleet of any U.S. dredging company. Our fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to our fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and/or repairs. During the fourth quarter of 2023, the Company returned to work the vessel that was dry docked for regulatory inspections as of September 30, 2023. The Company experienced regulatory dry dock inspections on four dredges in 2023.

The Company plans to participate in the offshore wind market, and in November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations, the Acadia, which is expected to be delivered and operational in 2025. This vessel represents a significant critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. Additionally, in July 2023, the Company announced the signing of the first ever subcontract for procurement of rock with Carver Sand & Gravel LLC, a U.S. quarry in the state of New York. Both milestones solidify our entry into the offshore wind market and will support Great Lakes' awarded rock installation contract for Empire Wind I with an estimated installation window in 2025. In

December 2023, Great Lakes was awarded another rock installation contract to perform subsea rock cable protection, a new utilization for this vessel, on an offshore wind project off the East Coast of the United States. Towards the end of 2023, the Company saw several cancellations of PPA’s that were entered into in 2018 and 2019, as inflation and interest rate hikes eroded the profitability of these PPA’s. This led our clients, Equinor and bp, to terminate our Empire Wind II contract and reset their plan for the related wind farm. Great Lakes may have the opportunity to re-tender this project, if Equinor re-bids their PPA for this development. In 2023, the Company recognized approximately $2.5 million in gross profit for work performed prior to the termination, as well as a $7.4 million gain in other (gains) losses in the consolidated statements of operations associated with the termination of the Empire Wind II contract.

Offshore wind has been recognized around the world as a reliable source of renewable energy. Globally installed offshore wind capacity is targeted to reach about 260 GW by 2030, up from 40 GW in 2020. In 2021, the Biden Administration announced the ambitious goal of 30 GW of U.S. offshore wind by 2030 and provided $3.0 billion in federal loan guarantees for offshore wind projects. The administration’s support for offshore wind culminated in the Inflation Reduction Act, the largest climate mitigation act ever passed by Congress. Though there have been several offshore wind project PPA's cancelled and New York rejected requested adjustments to existing PPA's, the state continues to take steps forward in meeting their renewable energy goals with the announcement on October 24, 2023, of three new project awards with the capacity of approximately 4 GW of offshore wind energy and a new accelerated fourth bid round for additional PPA's was announced for early 2024. Vineyard Wind, the first commercial scale offshore wind farm on the East Coast, recently completed installation of the first offshore wind turbine, which on January 2, 2024, began delivering power to the New England grid. This project expects to have 5 turbines operating at full capacity early in 2024. In addition. South Fork Wind, which will be the first offshore wind farm to supply power to the State of New York, has completed the installation of two of its twelve planned turbines, with one currently operational. In January 2024, the New Jersey Board of Public Utilities selected two projects to deliver 3.7 GW of offshore wind generation. New Jersey now has approximately 5.2 GW contracted, which is significant progress toward its 11 GW goal by 2040. Although the market is facing some short-term challenges, the long-term outlook for offshore wind in the U.S. is optimistic, based on strong fundamentals and commitment by the U.S. to meet its energy independence and de-carbonization targets. Great Lakes has established a unique business position in the U.S. offshore wind market, and we continue to pursue and tender bids, both domestically and internationally, on multiple offshore wind projects for the Acadia, which will be the first and only Jones Act compliant subsea rock installation vessel in the United States.

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

In the current year, the Company performed a quantitative goodwill impairment test. The Company performed its annual test of impairment as of July 1, 2023 with no indication of impairment as of the test date. When performing the quantitative test, the Company assessed the fair values of its reporting unit using both a market-based approach and an income-based approach. The assessment used estimates based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Likewise, changes in terminal value and discount rate assumptions, unfavorable economic environment or market conditions and other factors in the future may cause a different assessment. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates. As of the test date, the fair value of the reporting unit was in excess of its carrying value by at least 10%. The Company will continue to monitor for changes in facts or circumstances that may impact our estimates. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2024 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2023 and 2022, our goodwill was $76.6 million.

Results of Operations—Fiscal Years Ended December 31, 2023, 2022 and 2021

The following table sets forth the components of net income (loss) from continuing operations and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the years ended December 31 2023, 2022 and 2021. The selected financial data presented below have been derived from the Company’s consolidated financial statements; items may not sum due to rounding.

	2023	2022	2021
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(86.8)	(95.2)	(80.0)
Gross profit	13.2	4.8	20.0
General and administrative expenses	(9.7)	(7.9)	(8.6)
Other (Gains) losses	(1.3)	1.2	—
Operating income (loss)	4.8	(4.3)	11.4
Interest expense—net	(2.1)	(2.2)	(3.0)
Other income (expense)	0.4	(0.2)	0.1
Income (loss) before income taxes	3.1	(6.7)	8.5
Income tax (provision) benefit	(0.7)	1.4	(1.8)
Net income (loss)	2.4	(5.3)	6.7

Adjusted EBITDA	12.4%	2.6%	17.6%

Adjusted EBITDA, as provided herein, represents net income (loss) from continuing operations of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate our operating trends. We believe that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that our primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate our period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, we use a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under our incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, net interest expense and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain our business. For these reasons, we use operating income to measure our operating performance and use Adjusted EBITDA only as a supplement. The following is a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations of Great Lakes Dredge & Dock Corporation (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$13,906	$(34,055)	$49,432
Adjusted for:
Interest expense—net	12,140	14,108	21,601
Income tax provision (benefit)	4,406	(9,360)	13,391
Depreciation expense	42,525	46,273	43,016
Adjusted EBITDA	$72,977	$16,966	$127,440

Components of Contract Revenues

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, (in thousands):

Revenues	2023	2022	2021
Dredging:
Capital—U.S.	$186,715	$342,461	$397,034
Capital—foreign	—	149	6,596
Coastal protection	196,343	192,567	169,678
Maintenance	187,586	98,077	132,551
Rivers & lakes	16,318	15,527	20,290
Total dredging revenues	$586,962	$648,781	$726,149
Offshore Wind	2,663	—	—
Total revenues	$589,625	$648,781	$726,149

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Total revenue was $589.6 million in 2023, a decrease of $59.2 million, or 9.1%, from 2022 total revenue of $648.8 million. The decrease in revenues from the prior year was largely attributable to a decrease in domestic capital project revenues. This decrease was partially offset by an increase in domestic maintenance and coastal protection project revenues during the current year as compared to the prior year. The Company categorizes revenue by service type to understand the market in which we operate and to assess how we are performing on bidding work or projects and are generating revenue from backlog.

Domestic capital dredging revenues decreased $155.8 million, or 45.5%, to $186.7 million in 2023 when compared to 2022 revenues of $342.5 million. The decrease in domestic capital dredging revenue from the prior year was primarily driven by lower revenue earned on projects in Massachusetts, Florida, South Carolina, Texas, New Hampshire, Alabama, New York
and New Jersey. This decrease was partially offset by an increase in revenue earned in Virginia. For the year ended December 31, 2023, we earned approximately 85% of our December 31, 2022 domestic capital dredging backlog.

We did not earn revenues from foreign dredging operations in 2023. Revenues from foreign dredging operations in 2022 were $0.1 million. In 2022, we moved out of foreign operations to focus on domestic projects and do not anticipate any foreign capital project revenue in the immediate future.

Coastal protection revenues were $196.3 million in 2023, an increase of $3.7 million, or 1.9%, from $192.6 million in 2022. The increase in coastal protection revenue for the year ended December 31, 2023 was mostly attributable to higher revenue earned on projects in New York and New Jersey, partially offset by less revenue earned on projects in North Carolina in the current year when compared to the prior year. For the year ended December 31, 2023, we earned approximately 64% of our December 31, 2022 coastal protection backlog.

Revenues from maintenance dredging projects in 2023 were $187.6 million, an increase of $89.5 million, or 91.3%, from $98.1 million in 2022. The increase in maintenance revenue during the current year was mostly attributable to higher revenue earned on projects in Florida, North Carolina, Alabama, Texas, Mississippi and Puerto Rico in the current year compared to the prior year. This increase was partially offset by decreased revenue earned on projects in Louisiana in the current year. For the year ended December 31, 2023, we earned approximately 95% of our December 31, 2022 maintenance dredging backlog.

Rivers & lakes revenues were $16.3 million for 2023, an increase of $0.8 million, or 5.2%, from $15.5 million in 2022. The increase in rivers & lakes revenue during the current year was mostly attributable to higher revenue earned on projects in Arkansas, partially offset by decreased revenue earned on projects in Mississippi in the current year compared to the prior year. For the year ended December 31, 2023, we earned 100% of our December 31 2022 rivers & lakes backlog.

Consolidated gross profit for the year ended December 31, 2023 increased by $46.5 million, or 149.2%, to $77.7 million from $31.2 million for the year ended December 31, 2022. Gross profit margin (gross profit divided by revenue) for the full year 2023 increased to 13.2%, compared to the prior year's gross profit margin of 4.8%. The higher gross profit for 2023 was primarily driven by operating costs that were significantly lower due to the Company's continued focus on cost reduction, as well as improved project performance and fewer drydocking days for our higher margin generating hopper dredges in the current year. Additionally, in comparison to the prior year, the Company experienced fewer supply chain delays that impacted drydockings and an easing of increasing inflation and its negative impacts on the cost of labor, cost of fuel, operating supplies, subcontractor pricing and drydockings.

General and administrative expenses totaled $57.1 million for the year ended December 31, 2023, up from $51.1 million for the year ended December 31, 2022. The increase was mainly attributable to higher incentive pay and profit sharing due to the increased earnings as well as increased severance pay. In addition, 2023 expenses included higher office rent due to the expansion of the Company’s Houston headquarters, offset partially by lower consulting and recruiting expense.

Other gains and losses for the year ended December 31, 2023 was a gain of $7.5 million, as compared to a loss of $7.8 million for the year ended December 31, 2022. In 2023, the Company recognized a $7.4 million gain associated with the termination of the Empire Wind II contract as well as $0.1 million in gains on disposals of assets. In 2022, the Company recorded an $8.2 million loss related to the retirement of an asset which was classified as held for sale at December 31, 2022. This amount was offset by gains on disposals of assets during 2022 of $0.4 million.

Operating income was $28.2 million and operating loss was $27.7 million for the years ended December 31, 2023 and 2022, respectively. The increase in operating income during the year ended December 31, 2023 was a result of higher gross profit and an increase in other gains and losses. This is partially offset by an increase in general and administrative expenses, as described above.

The Company’s net interest expense for 2023 totaled $12.1 million compared to $14.1 million in 2022. The decrease in net interest expense was primarily due to an increase in capitalized interest related to financing the Company’s new build program, partially offset by an increase in interest due to increased borrowings under the Company’s revolving credit facility.

Income tax provision in 2023 was $4.4 million, compared to an income tax benefit of $9.4 million in 2022. The increased expense was due to the increase in pretax net income. The effective tax rate for the year ended December 31, 2023 was 24.1% compared to 21.3% for the year ended December 31, 2022.

For the year ended December 31, 2023, net income was $13.9 million compared to a net loss of $34.1 million for the year ended December 31, 2022. The increase in net income of $48.0 million, or 140.8% from 2022, was driven by a substantial increase in gross profit and an increase in other gains and losses, as described above. The increase was partially offset by a $13.8 million increase in the income tax provision and a $5.9 million increase to general and administrative expenses during the current year when compared to the prior year.

Adjusted EBITDA (as defined and reconciled on page 37) was $73.0 million and $17.0 million for the years ended December 31, 2023 and 2022, respectively. The increase in Adjusted EBITDA of $56.0 million, or 329.4% from 2022 was attributable to higher gross profit, excluding depreciation, and higher other income partially offset by an increase in general and administrative expenses.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

For a discussion comparing our consolidated operating results from the year ended December 31, 2022 with the year ended December 31, 2021, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Year Ended December 31, 2022 Compared to Year Ended December 31, 2021” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Commission on February 17, 2023.

Bidding Activity and Backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated (in thousands):

	December 31,	December 31,	December 31,
Dredging backlog	2023	2022	2021
Capital—U.S.	$741,839	$148,429	$398,748
Coastal protection	138,394	97,819	99,048
Maintenance	152,104	125,671	50,966
Rivers & lakes	6,765	5,221	2,826
Total dredging backlog	$1,039,102	$377,140	$551,588

Total dredging backlog does not include $44.6 million of performance obligations related to offshore wind contracts or $179.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at December 31, 2023. The Company expects to perform on its offshore wind contracts using the inclined fall-pipe vessel for subsea rock installation, which is expected to be delivered and operational in 2025.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 34% of our December 31, 2023 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

Approximately 60% of the Company’s dredging backlog at December 31, 2023 is expected to be completed and converted to revenue in 2024. This amount may fluctuate as vessel schedules are adjusted in the future.

The 2023 domestic dredging bid market, excluding LNG projects, totaled $2.22 billion, an increase of $247 million, or 12.5%, compared to the 2022 bid market total of $1.97 billion. Total domestic dredging bid market for the current year period included awards for eleven domestic capital projects in Florida, Virginia, New Jersey, Alabama and Texas, eighteen coastal protection projects in Florida, Pennsylvania, Alabama, New York, New Jersey, North Carolina, Virginia, Louisiana and Delaware, forty six maintenance projects in Texas, Louisiana, Delaware, Florida, South Carolina, Alabama, Massachusetts, Maryland, New York, Georgia and Pennsylvania, and eleven rivers & lakes projects in Louisiana, Mississippi, North Carolina and Texas. The Company won 34% of the overall 2023 domestic bid market, up from a 26% win rate of the overall 2022 domestic bid market and consistent with the win rate of 33% over the three year period ended December 31, 2023. Variability in contract wins from period to period is not unusual. We believe trends in our win rate over the prior three-year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2023 contracted dredging backlog was $1.04 billion. This represents an increase of $662.0 million, or 175.5%, over our December 31, 2022 backlog of $377.1 million. Total dredging backlog at the end of 2023 does not reflect approximately $44.6 million of performance obligations related to offshore wind contracts or approximately $179.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog. At December 31, 2022, the amount of domestic low bids pending award was $584.7 million. Included in the December 31, 2023 backlog are two LNG projects, including the Rio Grande LNG project, which will be the largest project undertaken in the Company's history, and the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal. Subcontractor work on the Rio Grande LNG project began in January 2024.

At the end of 2022, the Water Resources Development Act (“WRDA”) of 2022 (“WRDA 2022”), was approved by Congress and signed into law by the President. WRDA 2022 is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps' projects for flood and hurricane protection, dredging, ecosystem restoration and other construction projects. WRDA 2022 featured among many other things authorization for New York and New Jersey shipping channels to be deepened to 55 feet, projects which are estimated to be approximately $6 billion, as well as the Coastal Texas Program, estimated at $34.4 billion, which includes dune and marsh restoration to safeguard the Texas Gulf Coast from hurricane surges. In addition, this legislation includes policy changes that will allow future port, waterways, and coastal projects to be more readily approved and funded.

In March 2023, President Biden released the President’s Fiscal Year 2024 executive budget. The proposed amount for the Corps targets $7.4 billion, which is a record amount for a President's budget. In June 2023, the House proposed an increased 2024 budget of $9.6 billion for the Corps, which is $910 million above fiscal year 2023 and includes $2.8 billion for the Harbor Maintenance Trust Fund (“HMTF”) and $1.5 billion for flood and storm damage reduction. In July 2023, the Senate Committee on Appropriations passed the budget which targets $8.9 billion for the Corps. This will move to the Senate floor for further deliberation and consideration. This proposed budget is expected to provide for a strong 2024 bid market. Currently, the government is operating under a continuing resolution until the budget is approved.

The Company won 36%, or $241.8 million, of the domestic capital dredging projects awarded in 2023, excluding LNG, compared to 8%, or $63.8 million, in the prior year. Domestic capital dredging work made up $741.8 million, or 71%, of our December 31, 2023 contracted dredging backlog. During 2023, the Company earned revenue from deepening projects in Texas, Virginia and Louisiana, which were in dredging backlog at December 31, 2022. We expect approximately 50% of our domestic capital dredging backlog at December 31, 2023 to be performed in 2024, with the remainder performed in 2025 and 2026. We continue to see strong support from the current presidential administration and Congress for the dredging industry. Government funded projects coming into the pipeline include Sabine, Mobile and Houston. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. In addition, multiple project phases for port deepenings in Norfolk and the Houston ship channel are expected to continue for the next several years. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

The Company won 52%, or $213.8 million, of the coastal protection projects awarded in 2023, compared to 57%, or $204.0 million, in the prior year. During 2023, the Company was awarded seven coastal protection projects in North Carolina, New York, New Jersey and Florida. We have contracted dredging backlog related to coastal protection of $138.4 million at December 31, 2023 compared to $97.8 million at the end of 2022. During the year ended December 31, 2023, the Company continued to earn revenue on coastal protection projects in North Carolina, Florida, New York and New Jersey which were in dredging backlog at December 31, 2022. We expect substantially all of our coastal protection dredging backlog at December 31, 2023 to be performed in 2024. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects. As a result of the extreme storm systems in prior years involving Hurricanes Harvey, Irma, and Maria, the U.S. Congress passed supplemental appropriations for disaster relief and recovery which includes $17.4 billion for the Corps to fund projects that will reduce the risk of future damage from flood and storm events. The Corps is beginning to provide visibility on its plans for this money, and it is expected that approximately $1.8 billion will be allocated to dredging-related work. Most of this work is anticipated to be coastal protection related, but some funding may be provided for channel maintenance. This increased budget and additional funding support our expectation for a stronger market in 2024.

The Company won 30%, or $292.8 million, of the maintenance dredging projects awarded in 2023 compared to 26%, or $191.4 million, in 2022. During 2023 the Company was awarded multiple maintenance projects including a maintenance project in Puerto Rico totaling $93.1 million, as well as projects in Texas, Louisiana, New York and Florida. During the year ended December 31, 2023, the Company continued to earn revenue on projects in Florida, Louisiana, Mississippi and North and South Carolina which were in dredging backlog at December 31, 2022. Our contracted maintenance dredging backlog at December 31, 2023 of $152.1 million is $26.4 million higher than the backlog of $125.7 million at December 31, 2022. We expect substantially all of our maintenance dredging backlog at December 31, 2023 to be performed in 2024. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company has seen increased funding for harbor maintenance projects to be let for bid throughout 2023 and expects this trend to continue in 2024.

The Company did not win any of the rivers & lakes projects awarded in the markets where the group operates during the current year, compared to 48%, or $59.1 million, in 2022. We have contracted dredging backlog related to rivers & lakes of $6.8 million at December 31, 2023, which is $1.5 million higher than the backlog of $5.2 million at December 31, 2022. The increase in our backlog for 2023 relates to the exercise of options that were previously pending on existing projects as of December 31, 2022. We expect substantially all of our rivers & lakes dredging backlog at December 31, 2023 to be performed in 2024.

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

The Company’s net cash provided by operating activities for the years ended December 31, 2023, 2022 and 2021 totaled $47.4 million, $1.7 million and $49.0 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during 2023 compared to the same period in the prior year was driven by a increases in net income and billings in excess of contract revenues offset by an increase in accounts receivable during the current year when compared to the same period in the prior year. Cash provided by operating activities for the year ended December 31, 2022 was down compared to 2021 due to lower net income and higher working capital during 2021.

The Company’s net cash flows used in investing activities for the years ended December 31, 2023, 2022 and 2021 totaled $120.1 million, $140.9 million and $112.2 million, respectively. Investing activities in all periods primarily relate to normal course upgrades and capital maintenance of our dredging fleet. The Company took delivery of a 6,500 cubic yard trailing suction hopper dredge, the Galveston Island, which began operations in February 2024. Additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, with expected delivery in 2025. The delivery of the new Galveston Island and Amelia Island hopper dredges will provide the Company with added capacity and the opportunity to potentially retire older dredges. In November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the Acadia, the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations to support the new U.S. offshore wind industry which is expected to be delivered and operational in 2025. In 2021, the Company began building three 7,100 cubic yard dump scow barges, and in July 2021, the Company announced a contract to build two multifunctional all-purpose vessels (“Multi Cats”). During the year ended December 31, 2023, the Company invested $24.8 million and $36.3 million in the new hopper dredges Galveston Island and Amelia Island, respectively, $9.2 million in Multi Cats and scows and $64.5 million in the rock installation vessel, the Acadia. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability, and possible future financing transactions. In 2023, 2022 and 2021, we received $30.7 million, $2.1 million and $4.5 million, respectively, in proceeds from dispositions of property and equipment.

The Company’s net cash flows provided by financing activities for the year ended December 31, 2023 totaled $89.9 million. The Company’s net cash flows used in financing activities for the years ended December 31, 2022 and 2021 totaled, $1.7 million and $5.9 million, respectively. The increase in cash provided by financing activities primarily relates to $208.0 million of revolving debt facility borrowings, partially offset by $118.0 million of revolving debt facility repayments.

The Company expects to spend between approximately $170 million and $195 million on capital expenditures in 2024 which is comprised of vessels in our new build program and maintenance capital expenditures. In January 2023, the Company applied with the Maritime Administration (“MARAD”), which is a unit of the U.S. Department of Transportation, for Title XI financing. If approved, we could borrow a portion of the acquisition cost of the subsea rock installation vessel with repayment terms of up to 25 years at rates tied to U.S. Treasury rates. MARAD announced in 2022 that they want to facilitate more offshore wind construction and have designated vessels like our subsea rock installation ship, “Vessels of National Interest” which will prioritize our application for review and funding through Title XI. The recent offshore wind developments, including the canceled PPAs discussed herein, have slowed down the progress of our Title XI application. While the Company continues its conversations with MARAD, it has shifted focus and is actively pursuing other financing that can either be a bridge to a Title XI loan or the primary funding source to complete the new build program. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability and potential new sources of financing.

The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all. In March 2023, S&P Global Ratings (“S&P”) downgraded our corporate credit rating to CCC+ with a negative outlook from B with a stable outlook, and Moody’s Investor Services (“Moody’s”) downgraded our corporate credit rating to B3 with a negative outlook from B2 with a stable outlook. These credit ratings are below investment grade and could raise our cost of financing. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

Commitments, contingencies and liquidity matters

Refer to Note 6, “Long-term debt,” in the Company’s consolidated financial statements for discussion of the Company’s Amended Credit Agreement and Senior Notes. Refer to Note 4, “Leases,” in the Company’s consolidated financial statements for discussion of the Company’s leases. Additionally, refer to Note 12, “Commitments and contingencies,” in the consolidated financial statements for discussion of the Company’s surety agreements.

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

Contractual Obligations

Additional information related to contractual obligations can be found within this Item 7 in our “Liquidity and Capital Resources” section and also in Note 6, “Long-term debt,” and Note 4, “Leases” and Note 12, “Commitments and contingencies,” to our consolidated financial statements.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to contract guarantees and insurance payment liabilities totaling $49.8 million at December 31, 2023. We have granted liens on a substantial portion of the owned operating equipment as security for borrowings under the Amended Credit Agreement and other indebtedness.

At December 31, 2023, the Company had outstanding performance bonds with a notional amount of $960.9 million. The revenue value remaining in backlog related to the projects totaled $546.8 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In May 2021, the Company sold $325 million of unsecured 5.25% Senior Notes due June 1, 2029 pursuant to a private offering. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325.0 million aggregate principal amount of its prior outstanding 8% Notes. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. At December 31, 2023, the Company had long-term senior notes outstanding with a recorded face value of $325.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 5.25%, was $276.3 million at December 31, 2023 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2023 the fair value of this fixed rate debt would have increased to $287.1 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of December 31, 2023 we had $90.0 million of variable rate indebtedness. All of the outstanding borrowings under the revolving credit facility are at variable rates based on the Secured Overnight Financing Rate (“SOFR”). At December 31, 2023 our weighted average interest rate was 6.71%. A hypothetical 10% increase in the weighted average interest rate on our variable rate indebtedness as of December 31, 2023 would increase our annual interest cost by approximately $0.6 million.

A significant operating cost for the Company is diesel fuel, which represents approximately 12% of our costs of contract revenues. We use fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. We do not purchase fuel hedges for trading purposes. Based on our 2024 projected domestic fuel consumption, an approximate 10% increase in the average price per gallon of fuel would have a $0.5 million effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2023. At December 31, 2023 we had outstanding arrangements to hedge the price of a portion of our fuel purchases related to domestic dredging work in backlog, representing approximately 87% of its anticipated domestic fuel requirements through December 2023. As of December 31, 2023, there were 13.0 million gallons remaining on these contracts. Under these agreements, we will pay fixed prices ranging from $2.35 to $2.90 per gallon. At December 31, 2023, the fair value liabilities on these contracts was $2.9 million, based on quoted market prices and is recorded in accrued liabilities. A 10% change in forward fuel prices would result in a $3.4 million change in the fair value of fuel hedges outstanding at December 31, 2023.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 16, 2024, are set forth on pages 50 to 76 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

a)
Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2023. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

b)
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

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

February 16, 2024

Item 9B. Other Information.

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

During the quarterly period ended December 31, 2023, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Corporate Governance,” “Security Ownership of Certain Beneficial Owners and Management” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Executive Compensation Tables,” “Compensation Discussion and Analysis,” “Corporate Governance” and “CEO Pay Ratio” in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Corporate Governance” and “Potential Payments Upon Termination or Change of Control” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are set forth on pages 50 to 76 of this Report and are incorporated by reference in Item 8 of this Report.

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

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Estimated Costs at Completion— Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

During 2023, the Company’s contract revenues were $589.6 million, all of which represented revenue recognized over time as work progressed on individual contracts. The Company recognizes revenue on its contracts utilizing the cost-to-cost method for determining progress toward completion of each contract. Revenue is recognized using contract fulfillment costs incurred to date compared to total estimated fulfillment costs at completion. Daily costs and project duration are significant factors in the estimates of fulfillment costs at completion to complete the project.

We identified estimated contract fulfillment costs at completion used in revenue recognition as a critical audit matter because of the judgments inherent in management’s estimates related to contracts that were in progress at December 31, 2023. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures on the total estimated contract fulfillment costs which underlie management’s determination of revenue on contracts in progress.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's total estimated contract fulfillment costs at completion for contracts in progress included the following, among others:

•
We tested the effectiveness of internal controls over revenue recognition, including management's internal controls over estimated contract fulfillment costs at completion.
•
We selected a sample of contracts with customers, and we performed the following:
o
Tested management's process of determining the estimated contract fulfillment costs at completion and evaluated management's ability to achieve the total estimated contract fulfillment costs by obtaining relevant support and inquiring with the Company's project managers and engineers, comparing the estimates to management's work plans, and comparing expected profit margins to those achieved on similar contracts to evaluate whether the estimates were within an acceptable range.
o
For a selection of contracts, we performed in-person site visits and held meetings with the project site managers and project sponsors, who are part of the Company's operations outside of the accounting and finance function, to discuss the contract activities. Further, we utilized a marine global positioning system tracking technology to validate equipment deployed on-site.
•
We evaluated management's ability to accurately estimate contract fulfillment costs at completion by performing a hindsight analysis using historical projects and comparing the margin at contract inception compared to the margin at contract completion.
•
We compared total contract fulfillment costs on projects completed during the year to management's estimates as of the prior year end to evaluate management's ability to accurately forecast total contract fulfillment costs at completion.

Goodwill— Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit of which the Company tests goodwill for impairment. The Company tests goodwill for impairment as of July 1 each year, or more frequently should an event occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performed a quantitative goodwill impairment assessment as of its annual test date of July 1, 2023, which involved comparing the carrying value of the Company’s reporting unit to the estimated fair value of the reporting unit which is based on both the market-based approach using the guideline public company method and income-based approach using a discounted cash flow method. The quantitative goodwill impairment assessment requires the Company to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.

The Company's goodwill balance is $76.6 million as of December 31, 2023, and the quantitative goodwill impairment assessment as of the annual test date resulted with the fair value of the reporting unit in excess of its carrying value by at least 10%. Therefore, no goodwill impairment charge was recorded. However, the excess fair value over carrying value is low and as a result, there exists sensitivity to changes in estimates and assumptions between the carrying value and estimated fair value of the reporting unit.

We identified goodwill as a critical audit matter because of (i) the significant judgment inherent in management’s estimates in developing the fair value measurement of the reporting unit including forecasted revenue growth rates, forecasted earnings before income taxes, depreciation and amortization (“EBITDA”) margins, forecasted contract margins, and discount rate; (ii) a high degree of auditor judgment and subjectivity in performing our audit procedures; and (iii) an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the forecasted revenue growth rates, forecasted EBITDA margins, forecasted contract margins, and discount rate (“business assumptions”) used in the quantitative goodwill impairment assessment for the Company’s reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s quantitative goodwill impairment assessment, including those over the selection of the business assumptions used in the fair value measurement.
•
We performed sensitivity analyses of the business assumptions to evaluate the reasonableness of management’s assumptions.
•
We evaluated the reasonableness of the business assumptions by performing inquiries of the Company’s executives and those outside of the accounting and finance function and also by comparing to historical forecasts and backlog amounts.

•
We evaluated the reasonableness of the business assumptions by comparing the assumptions to (i) similar metrics for guideline public companies, (ii) internal communications to management and the Board of Directors, (iii) analyst reports, and (iv) third-party macroeconomic and industry data.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) following significant valuation assumptions by:
o
Testing the source information underlying the determination of the discount rate, including company-specific risk premium, and the mathematical accuracy of the calculation.
o
Evaluating the long-term revenue growth rate in the terminal period through industry and macroeconomic benchmarking.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 16, 2024

We have served as the Company's auditor since 1991.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(in thousands, except per share amounts)

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,841	$6,546
Accounts receivable—net	54,810	44,890
Contract revenues in excess of billings	68,735	65,922
Inventories	33,912	29,229
Prepaid expenses	1,486	1,568
Other current assets	44,544	34,686
Total current assets	226,328	182,841

PROPERTY AND EQUIPMENT—Net	614,608	543,910
OPERATING LEASE ASSETS	88,398	89,733
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	86,325	80,044
OTHER	18,605	8,676
TOTAL	$1,110,840	$981,780

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,835	$94,077
Accrued expenses	37,361	29,469
Operating lease liabilities	28,687	26,873
Billings in excess of contract revenues	29,560	9,914
Total current liabilities	179,443	160,333

LONG-TERM DEBT	412,070	321,521
OPERATING LEASE LIABILITIES—Noncurrent	61,444	65,010
DEFERRED INCOME TAXES	62,232	59,115
OTHER	10,103	7,581
Total liabilities	725,292	613,560

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 66,623 and 66,188 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	6	6
Additional paid-in capital	317,337	312,091
Accumulated retained earnings	70,220	56,314
Accumulated other comprehensive loss	(2,015)	(191)
Total equity	385,548	368,220
TOTAL	$1,110,840	$981,780

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands, except per share amounts)

	2023	2022	2021
CONTRACT REVENUES	$589,625	$648,781	$726,149
COSTS OF CONTRACT REVENUES	511,893	617,608	580,879
GROSS PROFIT	77,732	31,173	145,270

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	57,056	51,117	62,134
OTHER (GAINS) LOSSES	(7,543)	7,792	(294)
Total operating income (loss)	28,219	(27,736)	83,430

OTHER EXPENSE:
Interest expense—net	(12,140)	(14,108)	(21,601)
Other income (loss)	2,233	(1,571)	994
Total other expense	(9,907)	(15,679)	(20,607)

INCOME (LOSS) BEFORE INCOME TAXES	18,312	(43,415)	62,823
INCOME TAX (PROVISION) BENEFIT	(4,406)	9,360	(13,391)

NET INCOME (LOSS)	$13,906	$(34,055)	49,432

Basic earnings (loss) per share	$0.21	$(0.52)	$0.75
Basic weighted average shares	66,469	66,051	65,587

Diluted earnings (loss) per share	$0.21	$(0.52)	$0.75
Diluted weighted average shares	66,957	66,051	66,301

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

	2023	2022	2021
Net income (loss)	$13,906	$(34,055)	$49,432
Net change in cash flow derivative hedges—net of tax (1)	(1,824)	(331)	(828)
Comprehensive income (loss)	$12,082	$(34,386)	$48,604

(1)
Net of income tax benefit of $616, $112 and $280 for the years ended December 31, 2023, 2022 and 2021, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

	Great Lakes Dredge & Dock Corporation shareholders

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Retained Earnings	Income (Loss)	Total
BALANCE—January 1, 2021	65,023	$6	$304,757	$40,937	$968	$346,668

Share-based compensation	35	—	5,188	—	—	5,188
Vesting of restricted stock units, including impact of shares withheld for taxes	431	—	(3,785)	—	—	(3,785)
Exercise of stock options and purchases from employee stock purchase plan	257	—	2,322	—	—	2,322
Net income	—	—	—	49,432	—	49,432
Other comprehensive income—net of tax	—	—	—	—	(828)	(828)
BALANCE—December 31, 2021	65,746	$6	$308,482	$90,369	$140	$398,997

Share-based compensation	49	—	4,288	—	—	4,288
Vesting of restricted stock units, including impact of shares withheld for taxes	214	—	(1,827)	—	—	(1,827)
Exercise of stock options and purchases from employee stock purchase plan	179	—	1,148	—	—	1,148
Net loss	—	—	—	(34,055)	—	(34,055)
Other comprehensive loss—net of tax	—	—	—	—	(331)	(331)
BALANCE—December 31, 2022	66,188	$6	$312,091	$56,314	$(191)	$368,220

Share-based compensation	56	—	5,231	—	—	5,231
Vesting of restricted stock units, including impact of shares withheld for taxes	156	—	(1,019)	—	—	(1,019)
Exercise of stock options and purchases from employee stock purchase plan	223	—	1,034	—	—	1,034
Net income	—	—	—	13,906	—	13,906
Other comprehensive loss—net of tax	—	—	—	—	(1,824)	(1,824)
BALANCE—December 31, 2023	66,623	$6	$317,337	$70,220	$(2,015)	$385,548

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

	2023	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	13,906	$(34,055)	$49,432
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation expense	42,525	46,273	43,016
Deferred income taxes	3,733	(9,270)	12,311
(Gain) loss on sale of assets	(485)	7,792	(294)
Amortization of deferred financing fees	965	1,299	2,349
Share-based compensation expense	6,316	4,288	5,188
Changes in assets and liabilities:
Accounts receivable	(9,921)	38,064	(43,963)
Contract revenues in excess of billings	(2,813)	(26,078)	(7,738)
Inventories	(11,000)	(14,255)	(2,706)
Prepaid expenses and other current assets	(10,250)	(7,636)	10,873
Accounts payable and accrued expenses	1,376	(1,966)	(698)
Billings in excess of contract revenues	19,647	(4,900)	(17,794)
Other noncurrent assets and liabilities	(6,574)	2,097	(969)
Cash provided by operating activities	47,425	1,653	49,007

INVESTING ACTIVITIES:
Purchases of property and equipment	(150,840)	(143,006)	(116,658)
Proceeds from dispositions of property and equipment	30,699	2,100	4,459
Cash used in investing activities	(120,141)	(140,906)	(112,199)

FINANCING ACTIVITIES:
Repayments of debt	—	—	(325,000)
Proceeds from issuance of debt	—	—	325,000
Deferred financing fees	—	(981)	(4,395)
Taxes paid on settlement of vested share awards	(1,019)	(1,827)	(3,785)
Exercise of stock options and purchases from employee stock plans	1,034	1,148	2,321
Borrowings under revolving loans	208,000	10,000	—
Repayments of revolving loans	(118,000)	(10,000)	—
Payments on finance lease obligations	(84)	—	—
Cash provided by (used in) financing activities	89,931	(1,660)	(5,859)
Net (decrease) increase in cash, cash equivalents and restricted cash	17,215	(140,913)	(69,051)
Cash, cash equivalents and restricted cash at beginning of period	6,546	147,459	216,510
Cash, cash equivalents and restricted cash at end of period	$23,761	$6,546	$147,459

Cash and cash equivalents	$22,841	$6,546	$145,459
Restricted cash included in other long-term assets	920	—	2,000
Cash, cash equivalents and restricted cash at end of period	$23,761	$6,546	$147,459

Supplemental Cash Flow Information
Cash paid for interest	$20,738	$17,742	$22,919
Cash paid for income taxes	$132	$1,264	$637

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$6,000	$8,686	$7,010

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2023 AND 2022 AND FOR THE

YEARS ENDED December 31, 2023, 2022 AND 2021

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

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit of which the Company tests goodwill for impairment. In the current year, the Company performed a quantitative goodwill impairment test. The Company performed its annual test of impairment as of July 1, 2023 with no indication of impairment as of the test date. When performing the quantitative test, the Company assessed the fair values of its reporting unit using both a market-based approach and an income-based approach. The assessment used estimates based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Likewise, changes in terminal value and discount rate assumptions, unfavorable economic environment or market conditions and other factors in the future may cause a different assessment. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates. As of the test date, the fair value of the reporting unit was in excess of its carrying value by at least 10%. The Company will continue to monitor for changes in facts or circumstances that may impact our estimates. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2024 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment subject to depreciation. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by comparing the projected undiscounted cash flows associated with the assets to their carrying amounts. If an asset is considered impaired, the carrying amount would be reduced to its fair value. No triggering events were identified in 2023 or 2022. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

Other Gains and Losses—Other gains and losses include gains and losses on property and equipment that has been retired or otherwise disposed of and the transfer of control is complete. This also includes any impairment expense related to assets that have been designated as held for sale whose carrying amounts exceed their fair values. In 2023, the Company recognized $0.1 million in gains on disposals of assets. Additionally, the Company recognized a $7.4 million gain associated with the early termination of an offshore wind contract. In 2022, the Company recorded an $8.2 million loss related to the retirement of an asset which was classified as held for sale at December 31, 2022. This amount was offset by gains on disposals of assets during 2022 of $0.4 million.

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

Recently Issued Accounting Pronouncements—In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740)” (“ASU 2023-09”). The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year to date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. Management is currently evaluating the impact of this guidance.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. Management is currently evaluating the impact of this guidance.

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

The computations for basic and diluted earnings (loss) per share for the years ended December 31, 2023, 2022 and 2021 are as follows:

(shares in thousands)
	2023	2022	2021
Net income (loss)	$13,906	$(34,055)	$49,432
Weighted-average common shares outstanding — basic	66,469	66,051	65,587
Effect of stock options and restricted stock units	488	—	714
Weighted-average common shares outstanding — diluted	66,957	66,051	66,301

Earnings (loss) per share — basic	$0.21	$(0.52)	$0.75
Earnings (loss) per share — diluted	$0.21	$(0.52)	$0.75

For the year ended December 31, 2022 the dilutive effect of 462 thousand of non-qualified stock options (“NQSO”) and restricted stock units (“RSU”) were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during the period.

For the years ended December 31, 2023, 2022 and 2021, 430 thousand, 351 thousand and 1 thousand, respectively, NQSO and RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2023 and 2022 are as follows:

	2023	2022
Land	$9,348	$9,348
Buildings and improvements	1,314	1,314
Furniture and fixtures	20,090	19,986
Operating equipment	1,068,628	991,574
Total property and equipment	1,099,380	1,022,222
Accumulated depreciation	(484,772)	(478,312)
Property and equipment — net	$614,608	$543,910

Operating equipment of $2,227 and $500 was classified as held for sale, excluded from property and equipment, as of December 31, 2023 and 2022, respectively. Gain or loss on sale of assets, net includes $886 and $8,150 of loss related to the retirement of an asset which is classified as held for sale for the year ended December 31, 2023 and 2022, respectively.

Depreciation expense was $42,525, $46,273 and $43,016, for the years ended December 31, 2023, 2022 and 2021, respectively.

4. LEASES

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2030. Leases with an initial term greater than twelve months are recorded on the Company’s balance sheet as an operating or finance lease asset and operating or finance lease liability. Operating leases are included in operating lease assets, operating lease liabilities, and operating lease liabilities noncurrent in the Company's consolidated balance sheets. Finance leases are included in other assets, lease liabilities, and other in the Company's consolidated balance sheets. and are measured at the present value of lease payments over the lease term. Substantially all of the Company’s leases are classified as operating leases. Leases with an initial term of twelve months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

On November 1, 2023, the Company entered into a purchase agreement to sell certain vessels (the “Property”) for gross cash proceeds of $29.5 million. Concurrent with the sale of these certain vessels, the Company entered into a seven-year lease at an annual rental rate of approximately $4.2 million. The Company determined that the transactions represented a sale and leaseback and, accordingly, established new operating lease right of use assets and operating lease liabilities. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate. Under the leaseback agreement, the Company has the option to i) purchase the Property after six years with an early buyout option; ii) purchase the Property at the end of the lease at the then fair value; iii) renew the lease at the then fair market value or iv) return the Property to the purchaser.

Lease costs

The Company’s lease costs are recorded in costs of contract revenues and general and administrative expenses. For the years ended December 31, 2023, 2022 and 2021, respectively, lease costs are as follows:

	2023	2022	2021
Operating lease costs	$29,945	$24,224	$24,427
Finance Lease costs
Amortization of finance lease assets	95	—	—
Interest expense on lease liabilities	24	—	—
Short-term lease costs	68,119	94,842	95,957
Total lease cost	$98,183	$119,066	$120,384

Lease terms and commitments

As recorded on the balance sheet, the Company’s maturity analysis of its operating lease liabilities as of December 31, 2023 is as follows:

	Operating	Finance
2024	$31,465	$1,291
2025	23,751	1,291
2026	12,843	1,216
2027	10,984	355
2028	9,601	—
Thereafter	12,574	—
Minimum lease payments	101,218	4,153
Imputed interest	(11,087)	(480)
Present value of minimum lease liabilities	$90,131	$3,673

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Additional information related to the Company’s leases as of December 31, 2023, 2022 and 2021 respectively, is as follows:

	2023	2022	2021
Operating
Weighted average remaining lease term (years)	4.5	4.2	4.4
Weighted average discount rate	5.6%	4.7%	5.1%
Finance
Weighted average remaining lease term (years)	3.3	—	—
Weighted average discount rate	7.9%	—	—

Supplemental balance sheet information related to finance leases as of December 31, 2023 and 2022 respectively, is as follows:

	2023	2022
Finance lease assets:
Other noncurrent assets	$3,757	$—
Accumulated depreciation	(95)	—
Total other noncurrent assets	$3,662	$—

Finance lease liabilities:
Accrued expenses	1,047	—
Other noncurrent liabilities	2,626	—
Total finance lease liabilities	$3,673	$—

Supplemental cash flow information related to leases during the years ended December 31, 2023, 2022 and 2021 respectively, is as follows:

	2023	2022	2021
Operating cash flows from operating leases	$(29,016)	$(22,775)	$(22,591)
Operating cash flows from finance leases	(24)	—	—
Financing cash flows from finance leases	(84)	—	—
Lease liabilities arising from obtaining new operating lease assets	24,808	57,618	24,191
Lease liabilities arising from obtaining new finance lease assets	3,757	—	—

5. ACCRUED EXPENSES

Accrued expenses at December 31, 2023 and 2022 were as follows:

	2023	2022
Insurance	$12,521	$17,808
Payroll and employee benefits	11,986	2,062
Contract reserves	3,964	966
Fuel hedge contracts	2,918	638
Interest	2,388	1,469
Income and other taxes	1,900	1,419
Finance lease liabilities	1,047	—
Other	637	5,107
Total accrued expenses	$37,361	$29,469

6. LONG-TERM DEBT

Long-term debt at December 31, 2023 and 2022 were as follows:

	2023	2022
Revolving credit facility	$90,000	$—
2029 Notes	322,070	321,521
Total	$412,070	$321,521

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

The Company had $90,000 and zero borrowings on the revolver as of December 31, 2023 and 2022, respectively. There were $49,777 and $16,391 of letters of credit outstanding as of December 31, 2023 and 2022, respectively. The Company had $122,320 and $245,713 of net availability under the Amended Credit Agreement as of December 31, 2023 and 2022, respectively. The availability under the Amended Credit Agreement is suppressed by $37,903 and $37,897 as of December 31, 2023 and 2022, respectively, as a result of certain limitations of borrowing related to reserves and compliance with the Company's obligations set forth in the Amended Credit Agreement or the prior credit agreement. Based on the aforementioned variable interest rate components, the weighted average interest rate on the revolver borrowings is 6.71% as of December 31, 2023.

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

Other

The scheduled principal payments through the maturity date of the Company’s long-term debt at December 31, 2023, are as follows:

Years Ending December 31,
2024	$—
2025	—
2026	—
2027	90,000
2028	—
Thereafter	325,000
Total	$415,000

The Company incurred amortization of deferred financing fees for its long-term debt of $965, $1,142 and $1,382 for each of the years ended December 31, 2023, 2022 and 2021. Such amortization is recorded as a component of net interest expense.

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

		Fair Value at
	Fair Value
	Hierarchy	December 31, 2023		December 31, 2022
	Levels	Assets	Liabilities	Assets	Liabilities

Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$—	$2,918	$—	$638
Foreign currency exchange hedge contracts	2	358	—	831	6
Total derivatives		$358	$2,918	$831	$644

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to the diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices will have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s goal is to hedge approximately 80% of the eligible fuel requirements for work in domestic dredging backlog.

As of December 31, 2023, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2023. As of December 31, 2023, there were 13.0 million gallons remaining on these contracts representing forecasted domestic fuel purchases through April 2025. Under these swap agreements, the Company will pay fixed prices ranging from $2.35 to $2.90 per gallon.

At December 31, 2023 and 2022, the fair value liability of the fuel hedge contracts were estimated to be $2,918 and $638, respectively, and is recorded in accrued expenses. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2023 were $861. The remaining gains and losses included in the accumulated other comprehensive income (loss) at December 31, 2023 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as costs of contract revenues in the Statement of Operations. The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

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

As of December 31, 2023 and 2022, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. As of December 31, 2023 there were 18.6 million Euro of payments remaining on these hedge contracts. Under these hedge contracts, the Company will pay fixed prices ranging from $1.01 to $1.13 per Euro.

At December 31, 2023 and 2022, the fair value asset of foreign currency exchange hedge contracts were estimated to be $358 and $831, respectively, and is recorded in other current assets. At December 31, 2023 and 2022, the fair value liability of foreign currency exchange hedge contracts were estimated to be zero and $6, respectively, and is recorded in accrued liabilities. For foreign currency exchange hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value, net of cash settlements and taxes, for the year ended December 31, 2023 were $289. For foreign currency exchange hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2022 were $155. The remaining gains and losses included in accumulated other comprehensive income (loss) at December 31, 2023 will be reclassified into earnings over the next eleven months, corresponding to the period during which the hedged currency is expected to be utilized. Changes in the fair value of foreign currency exchange hedge contracts not considered highly effective are recorded as other expenses in the Statement of Operations. The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

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

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	2023	2022	2021
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative (gains) losses to earnings—net of tax	$861	$(10,629)	$(6,481)
Change in fair value of derivatives—net of tax	(2,565)	9,681	5,653
Net change in cash flow derivative fuel hedges—net of tax	$(1,704)	$(948)	$(828)

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative (gains) losses to earnings—net of tax	$(400)	$116	$—
Change in fair value of derivatives—net of tax	280	501	—
Net change in cash flow derivative foreign currency hedges—net of tax	(120)	617	—
Total net change in cash flow derivative hedges—net of tax	$(1,824)	$(331)	$(828)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statements of operations location	2023	2022	2021
Derivatives:
	Costs of contract revenues	$1,152	$(14,219)	$(8,670)
	Income tax (provision) benefit	291	(3,590)	(2,189)
		$861	$(10,629)	$(6,481)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of the senior revolving credit agreement approximates fair value. In May 2021, the Company sold $325,000 of the 2029 Notes pursuant to a private offering, which were outstanding at December 31, 2022 (See Note 6, Long-Term Debt). The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The 2029 Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 2029 Notes. The fair value of the 2029 Notes was $276,315 at December 31, 2023, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

8. INCOME TAXES

The Company’s income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Income tax provision (benefit)	$4,406	$(9,360)	$13,391

The Company’s income (loss) before income tax from domestic and foreign operations for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Domestic operations	$19,549	$(43,179)	$65,708
Foreign operations	(1,237)	(236)	(2,885)
Total income (loss) before income tax	$18,312	$(43,415)	$62,823

The provision (benefit) for income taxes as of December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Federal:
Current	$—	$—	$—
Deferred	3,292	(9,754)	11,020
State:
Current	422	(90)	1,080
Deferred	442	484	1,291
Foreign:
Current	250	—	—
Deferred	—	—	—
Total	$4,406	$(9,360)	$13,391

The Company’s income tax provision (benefit) reconciles to the provision (benefit) at the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021, as follows:

	2023	2022	2021
Tax provision (benefit) at statutory U.S. federal income tax rate	$3,846	$(9,117)	$13,193
State income tax — net of federal income tax benefit	774	(3,952)	2,144
Adjustment to deferred tax depreciation	—	—	(1,414)
Stock based compensation	315	(414)	(1,318)
Nondeductible officer compensation	178	244	1,195
Research and development tax credits	(796)	(518)	(642)
Changes in valuation allowance	—	4,365	—
Other	89	32	233
Income tax provision (benefit)	$4,406	$(9,360)	$13,391

At December 31, 2023 and 2022, the Company had loss carryforwards for federal income tax purposes of $14,012 and $54,376 respectively. Of the loss carryforwards at December 31, 2023 $996 expires in 2037 and the remaining $13,016 may be carried forward indefinitely. The Company also has indefinite life carryforwards as a result of interest limitations. Starting in 2022, the Company has research costs attributable to research and development that are currently expensed but are required to be capitalized for U.S. tax purposes and amortized primarily over 5 or 15 years.

At December 31, 2023 and 2022, the Company had gross net operating loss carryforwards for state income tax purposes totaling $182,445 and $188,884, respectively, which expire between 2027 and 2043. The Company has established a valuation allowance that was $6,558 and $5,988 as of December 31, 2023 and 2022, respectively. The Company believes that the remaining net operating losses, net of the valuation allowance, will be fully utilized in future periods.

The Company also has foreign gross net operating loss carryforwards of approximately zero and $69 as of December 31, 2023 and 2022, respectively, which expire between 2023 and 2028. At December 31, 2023 and 2022, a full valuation allowance has been established for the deferred tax asset of zero and $24 related to foreign net operating loss carryforwards, respectively, as the Company believes it is more likely than not that the net operating loss carryforwards will not be realized.

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2023, 2022 and 2021 the Company had no interest and penalties recorded.

The Organisation for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. The Company will continue to analyze the law to determine potential impacts. At this time, the Company does not expect the Pillar 2 legislation to have a material impact on its consolidated financial statements.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2020 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2019. In foreign jurisdictions in which the Company operates, years prior to 2017 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Operating lease assets	$23,685	$23,200
Accrued liabilities	7,378	5,381
Federal NOLs and interest limitations	4,979	15,042
Foreign NOLs	—	24
State NOLs	9,953	10,291
Research costs	5,193	3,175
Tax credit carryforwards	5,457	4,411
Valuation allowance	(6,558)	(6,012)
Total deferred tax assets	50,087	55,512

Deferred tax liabilities:
Depreciation and amortization	(88,906)	(91,923)
Operating lease liabilities	(23,245)	(22,657)
Other liabilities	(168)	(47)
Total deferred tax liabilities	(112,319)	(114,627)
Net noncurrent deferred tax liabilities	$(62,232)	$(59,115)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company evaluates its ability to realize deferred tax assets by considering all available positive and negative evidence. This evidence includes its cumulative earnings or losses in recent years. The Company further considers the impact on these cumulative earnings or losses of discontinued operations and other divested operations and joint ventures, restructuring charges and other nonrecurring adjustments that are not indicative of its ability to generate taxable income in future periods. The Company also considers sources of taxable income, such as the amount and timing of realization of its deferred tax liabilities relative to the timing of expiration of loss carryforwards. When it is estimated to be more likely than not that all or some portion of deferred tax assets will not be realized, the Company establishes a valuation allowance for the amount of such deferred tax assets considered to be unrealizable. After evaluating the positive and negative evidence for future realization of deferred tax assets, the Company recorded valuation allowances for foreign net operating loss carryforwards and certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2023 and 2022 as it was more likely than not that the balance of these tax items would not be realized. By contrast, after evaluating the positive and negative evidence, the Company concluded that it was more likely than not that the deferred federal income tax asset and remaining state net operating loss carryforwards recorded at December 31, 2023 and 2022 would ultimately be realized and determined that no valuation allowance was required.

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

Compensation cost charged to expense related to share-based compensation arrangements was $6,316, $4,288 and $5,188, for the years ended December 31, 2023, 2022 and 2021, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. The volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2023, 2022 and 2021. The aggregate intrinsic value of stock options represents the difference between market value on the date of exercise and the option price. No stock options were exercised during 2023. The aggregate intrinsic value of stock options exercised during 2022 and 2021 was $212 and $1,351, respectively.

A summary of stock option activity under the Incentive Plan as of December 31, 2023, and changes during the year ended December 31, 2023, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2023	76	$7.61
Granted	—	—
Exercised	—	—
Forfeited or Expired	(11)	7.56
Outstanding as of December 31, 2023	65	$7.62	0.4	$4

Vested at December 31, 2023	65	$7.62	0.4	$4

Restricted stock units

RSUs primarily vest in equal portions over the three year vesting period. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2023, and changes during the year ended December 31, 2023, is presented below:

Non-vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2023	1,107	$12.62
Granted	825	5.87
Vested	(253)	11.35
Forfeited	(69)	7.90
Outstanding as of December 31, 2023	1,610	$8.68

Expected to vest at December 31, 2023	1,541	$8.72

As of December 31, 2023, there was $6,661 of total unrecognized compensation cost related to non-vested RSUs granted under the Incentive Plan. That cost for non-vested RSUs is expected to be recognized over a weighted-average period of 1.9 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $560 and $2,185 for the years ended December 31, 2023 and 2022, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on its board of directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the board of directors or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $160, payable quarterly in arrears, and is generally paid 50% in cash and 50% in common stock or deferred restricted stock units of the Company. Directors may elect to receive some or all of the cash retainer in common stock or deferred restricted stock units. In 2023, the Chairman of the Board received an additional $100 of annual compensation, paid 100% in common stock.

In the years ended December 31, 2023, 2022 and 2021, 56 thousand, 106 thousand and 50 thousand shares, respectively, of the Company’s common stock or restricted stock units were issued to non-employee directors under the Incentive Plan.

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

The majority of the Company’s contracts are completed in a year or less. At December 31, 2023, the Company had $1.04 billion of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include $44.6 million of performance obligations related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the inclined fall-pipe vessel for subsea rock installation which is expected to be delivered and operational in the 2025. Approximately 60% of the Company’s dredging backlog will be completed in 2024.

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

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2023, 2022 and 2021:

Revenues	2023	2022	2021
Dredging:
Capital—U.S.	$186,715	$342,461	$397,034
Capital—foreign	—	149	6,596
Coastal protection	196,343	192,567	169,678
Maintenance	187,586	98,077	132,551
Rivers & lakes	16,318	15,527	20,290
Total dredging revenues	$586,962	$648,781	$726,149
Offshore Wind:
Offshore Wind	2,663	—	—
Total revenues	$589,625	$648,781	$726,149

The following table sets forth, by type of customer, the Company’s contract revenues for the years ended December 31, 2023, 2022 and 2021:

Revenues	2023	2022	2021
Dredging:
Federal government	$438,790	$431,705	$568,980
State and local government	129,583	207,033	118,712
Private	18,589	9,894	31,861
Foreign	—	149	6,596
Total dredging revenues	$586,962	$648,781	$726,149
Offshore wind:
Offshore wind	2,663	—	—
Total revenues	$589,625	$648,781	$726,149

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

Accounts receivable at December 31, 2023 and December 31, 2022 are as follows:

	2023	2022
Completed contracts	$2,920	$4,682
Contracts in progress	40,743	32,546
Retainage	11,511	8,226
	55,174	45,454
Allowance for doubtful accounts	(364)	(564)
Total accounts receivable—net	$54,810	$44,890

The components of contracts in progress at December 31, 2023 and December 31, 2022 are as follows:

	2023	2022
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$206,330	$262,125
Amounts billed	(196,520)	(210,068)
Costs and earnings in excess of billings for contracts in progress	9,810	52,057
Costs and earnings in excess of billings for completed contracts	58,925	14,972
Total contract revenues in excess of billings	$68,735	$67,029

Current portion of contract revenues in excess of billings	$68,735	$65,922
Long-term contract revenues in excess of billings	—	1,107
Total contract revenues in excess of billings	$68,735	$67,029

Billings in excess of costs and earnings:
Amounts billed	$(258,948)	$(95,013)
Costs and earnings for contracts in progress	229,388	85,099
Total billings in excess of contract revenues	$(29,560)	$(9,914)

In the year ending December 31, 2022, a revision to the estimated gross profit percentage of a project was recognized due to a positive settlement of a claim from the recently completed project resulting in a cumulative net impact on the project margin, which increased gross profit by $22,276.

At December 31, 2023 and 2022, costs to fulfill contracts with customers recognized as other current assets were $18,138 and $4,472, respectively. At December 31, 2023, costs to fulfill contracts with customers recognized as other noncurrent assets were $4,028. At December 31, 2022, there were no costs to fulfill contracts with customers recognized as other noncurrent assets. These costs relate to pre-contract and pre-construction activities. During the years ended December 31, 2023 and 2022 the company amortized pre-contract and pre-construction costs of $11,474 and $11,148, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In 2023, 2022 and 2021, 75%, 67% and 78%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. During the year ended December 31, 2021 the Company recognized $716 of revenue related to the use of equipment by a customer working on a federal government contract. At December 31, 2023 and 2022, approximately 36% and 46% respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

The Company derived revenues and gross loss from foreign project operations for the years ended December 31, 2023, 2022, and 2021, as follows:

	2023	2022	2021
Contract revenues	$—	$149	$6,596
Costs of contract revenues	(1,142)	(341)	(9,281)
Gross loss	$(1,142)	$(192)	$(2,685)

In 2022 and 2021, foreign revenues were primarily from work done in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2023 and 2022, long-lived assets located outside of the U.S had no net book value. Currently our assets outside of the U.S. do not include dredges. Revenue from foreign projects has been concentrated in the Middle East which comprised less than 1% in 2023, 2022 and 2021. At December 31, 2023, there were no accounts receivable due on contracts in the Middle East. At December 31, 2022, approximately 9%, of total accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts in the Middle East.

11. RETIREMENT PLANS

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”). Under the Salaried Plan and the Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan also includes a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2023, 2022 and 2021, was $4,757, $2,996 and $4,659, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2023, 2022 and 2021, the Company contributed $5,153, $4,915 and $4,632 respectively to all of the multiemployer plans that provide pension benefits. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions.

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

12. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, ACE Holdings, Liberty Mutual Insurance Company and Philadelphia Indemnity Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also currently has outstanding bonds with Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At December 31, 2023, the Company had outstanding performance bonds with a notional amount of approximately $960,906. The revenue value remaining in backlog related to the projects totaled approximately $546,759.

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

On April 23, 2014, the Company completed the sale of NASDI, LLC (“NASDI”) and Yankee Environmental Services, LLC (“Yankee”), which together comprised the Company’s historical demolition business, to a privately-owned demolition company. The Company has been involved in litigation relating to this sale, and on April 11, 2022 the Supreme Court of Delaware affirmed an earlier decision by Delaware Court of Chancery granting the Company a $21,934 judgment relating to the buyer's default of its obligations to indemnify the Company for losses resulting from failure to perform in accordance with terms of a surety performance bond. Following this judgment, the Company continued to aggressively pursue collection from the buyer on outstanding amounts owed under the sale and the indemnification. On April 24, 2023, the Company settled the remaining litigation related to the sale and subsequent buyer's default of its obligations to indemnify the Company. The settlement called for a one-time payment to the Company from entities affiliated with the buyer in the amount of $1,250, a disbursement to the Company from a litigation escrow account in the amount of $680 and a release of funds retained by New York City to the Company in connection with a pre-purchase construction project, which is expected to be approximately $800 after the payment of related expenses. For the year ended December 31, 2023, the Company recorded a $2,410 benefit in cost of contract revenues and $784 in other income related to the settlement and the release of certain liabilities related to the original sale. As of December 31, 2023, the Company has received $1,930 of the settlement, with the remaining $800 yet to be released by New York City. This amount is recorded in prepaid expenses and other current assets in the consolidated balance sheets.

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

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	Beginning Balance	Additions	Deductions	Ending balance
Description
Year ended December 31, 2021
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$—	$564
Valuation allowance for deferred tax assets	2,473	14	—	2,487
Total	$3,037	$14	$—	$3,051

Year ended December 31, 2022
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$—	$564
Valuation allowance for deferred tax assets	2,487	3,525	—	6,012
Total	$3,051	$3,525	$—	$6,576

Year ended December 31, 2023
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$200	$364
Valuation allowance for deferred tax assets	6,012	546	—	6,558
Total	$6,576	$546	$200	$6,922

I. EXHIBIT INDEX

Number	Document Description
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

10.1

Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2017).†

10.2

Employment Agreement between Great Lakes Dredge & Dock Corporation and Scott Kornblau, dated as of September 29, 2021. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4 , 2021).†

10.3

Employment Agreement between Great Lakes Dredge & Dock Corporation and Vivienne Schiffer, dated as of December 7, 2020. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 23, 2022). †

10.4	Employment Agreement between Great Lakes Dredge & Dock Corporation and Eleni Beyko, dated as of January 8, 2021. * †

10.5

Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012).†

10.6	401 (k) Savings Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005).†

Number	Document Description
10.7

Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 11, 2014).†

10.8

Great Lakes Dredge & Dock Corporation Director Deferral Plan, adopted on November 8, 2017 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 28, 2018).†

10.9

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

10.10

Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 17, 2017).†

10.11

Great Lakes Dredge & Dock Corporation 2021 Long-Term Incentive Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 7, 2021).†

10.12

Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.13

Form of Great Lakes Dredge & Dock Corporation Performance-Based Restricted Stock Unit Award Agreement (Three Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.14

Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.15

Performance-Based Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.16

Purchase Agreement, dated May 12, 2021, by and among the Company, certain subsidiary guarantors named therein and BofA Securities, Inc., as representative of the initial purchasers named therein. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2021).

10.17

Second Amended and Restated Revolving Credit and Security Agreement dated as of July 29, 2022 by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on August 1, 2022)

10.18

Vessel Construction Agreement, dated June 5, 2020 by and between Conrad Shipyard, L.L.C., and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2020). (1)

10.19

Vessel Construction Agreement, dated November 15, 2021 by and between Philly Shipyard Inc., and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 23, 2022). (1)

10.20

Consulting Agreement, dated December 1, 2022, between Great Lakes Dredge & Dock Company, LLC and David E. Simonelli. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q Filed with the Commission on May 2, 2023.

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2016).

Number	Document Description

21.1	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97	Great Lakes Dredge & Dock Corporation Statement of Policy Regarding Incentive Compensation Recoupment. *

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase documents. *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

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

Date: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Lasse J. Petterson	February 16, 2024	President, Chief Executive Officer and Director
Lasse J. Petterson		(Principal Executive Officer)

/s/ Scott Kornblau	February 16, 2024	Senior Vice President, Chief Financial Officer and Treasurer
Scott Kornblau		(Principal Financial Officer)

/s/ Ryan M. Bayer	February 16, 2024	Vice President and Chief Accounting Officer
Ryan M. Bayer		(Principal Accounting Officer)

/s/ Lawrence R. Dickerson	February 16, 2024	Chairman of the Board and Director
Lawrence R. Dickerson

/s/ Ryan J. Levenson	February 16, 2024	Director
Ryan J. Levenson

/s/ Kathleen M. Shanahan	February 16, 2024	Director
Kathleen M. Shanahan

/s/ Earl Shipp	February 16, 2024	Director
Earl Shipp

/s/ Ronald R. Steger	February 16, 2024	Director
Ronald R. Steger

/s/ D. Michael Steuert	February 16, 2024	Director
D. Michael Steuert