Form 10-Q
period 2024-03-31
Great Lakes Dredge & Dock CORP
filed 2024-05-07
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, 67,009,319 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2024

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,802	$22,841
Accounts receivable—net	40,482	54,810
Contract revenues in excess of billings	68,761	68,735
Inventories	32,038	33,912
Prepaid expenses	2,025	1,486
Other current assets	45,070	44,544
Total current assets	211,178	226,328

PROPERTY AND EQUIPMENT—Net	613,116	614,608
OPERATING LEASE ASSETS	81,633	88,398
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	89,746	86,325
OTHER	22,839	18,605
TOTAL	$1,095,088	$1,110,840

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,601	$83,835
Accrued expenses	32,484	37,361
Operating lease liabilities	28,348	28,687
Billings in excess of contract revenues	18,066	29,560
Total current liabilities	168,499	179,443

LONG-TERM DEBT	382,207	412,070
OPERATING LEASE LIABILITIES—Noncurrent	54,835	61,444
DEFERRED INCOME TAXES	69,657	62,232
OTHER	10,850	10,103
Total liabilities	686,048	725,292

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 66,941 and 66,623 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	6	6
Additional paid-in capital	318,517	317,337
Retained earnings	91,244	70,220
Accumulated other comprehensive loss	(727)	(2,015)
Total equity	409,040	385,548
TOTAL	$1,095,088	$1,110,840

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023

Contract revenues	$198,660	$158,044
Costs of contract revenues	153,086	145,909
Gross profit	45,574	12,135
General and administrative expenses	16,111	13,017
Other gains	(2,016)	(18)
Operating income (loss)	31,479	(864)
Interest expense—net	(3,891)	(3,385)
Other income	425	227
Income (loss) before income taxes	28,013	(4,022)
Income tax (provision) benefit	(6,989)	791
Net income (loss)	$21,024	$(3,231)

Basic earnings (loss) per share	$0.32	$(0.05)
Basic weighted average shares	66,729	66,264

Diluted earnings (loss) per share	$0.31	$(0.05)
Diluted weighted average shares	67,494	66,264

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023

Net income (loss)	$21,024	$(3,231)
Net change in cash flow derivative hedges—net of tax (1)	1,288	(1,409)
Comprehensive income (loss)	$22,312	$(4,640)

(1)
Net of income tax (provision) benefit of $(435) and $476 for the three months ended March 31, 2024 and 2023, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total

BALANCE—January 1, 2024	66,623	$6	$317,337	$70,220	$(2,015)	$385,548
Share-based compensation	10	—	999	—	—	999
Vesting of restricted stock units and impact of shares withheld for taxes	187	—	(681)	—	—	(681)
Exercise of options and purchases from employee stock plans	121	—	862	—	—	862
Net income	—	—	—	21,024	—	21,024
Other comprehensive income—net of tax	—	—	—	—	1,288	1,288
BALANCE—March 31, 2024	66,941	$6	$318,517	$91,244	$(727)	$409,040

BALANCE—January 1, 2023	66,188	$6	$312,091	$56,314	$(191)	$368,220
Share-based compensation	20	—	215	—	—	215
Vesting of restricted stock units and impact of shares withheld for taxes	93	—	(335)	—	—	(335)
Exercise of options and purchases from employee stock plans	115	—	562	—	—	562
Net loss	—	—	—	(3,231)	—	(3,231)
Other comprehensive loss —net of tax	—	—	—	—	(1,409)	(1,409)
BALANCE—March 31, 2023	66,416	$6	$312,533	$53,083	$(1,600)	$364,022

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$21,024	$(3,231)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	11,020	10,850
Deferred income taxes	6,989	(791)
Gain on sale of assets	(2,016)	(18)
Amortization of deferred financing fees	241	241
Share-based compensation expense	756	237
Changes in assets and liabilities:
Accounts receivable	14,328	13,344
Contract revenues in excess of billings	(26)	(15,379)
Inventories	(1,546)	(3,766)
Prepaid expenses and other current assets	(1,424)	2,981
Accounts payable and accrued expenses	2,730	4,000
Billings in excess of contract revenues	(11,495)	2,530
Other noncurrent assets and liabilities	(2,140)	(1,678)
Cash provided by operating activities	38,441	9,320
INVESTING ACTIVITIES:
Purchases of property and equipment	(11,912)	(33,629)
Proceeds from dispositions of property and equipment	3,641	55
Cash used in investing activities	(8,271)	(33,574)
FINANCING ACTIVITIES:
Taxes paid on settlement of vested share awards	(681)	(335)
Exercise of options and purchases from employee stock plans	862	562
Borrowing under revolving loans	—	75,000
Repayments of revolving loans	(30,000)	(25,000)
Payments on finance lease obligations	(390)	—
Cash (used in) provided by financing activities	(30,209)	50,227
Net (decrease) increase in cash, cash equivalents and restricted cash	(39)	25,973
Cash, cash equivalents and restricted cash at beginning of period	23,761	6,546
Cash, cash equivalents and restricted cash at end of period	$23,722	$32,519

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$22,802	$32,519
Restricted cash included in other long-term assets	920	—
Cash, cash equivalents and restricted cash at end of period	$23,722	$32,519

Supplemental Cash Flow Information
Cash paid for interest	$2,065	$536
Cash paid (received) for income taxes	$176	$(45)

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$4,288	$3,755

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.
Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2024 and December 31, 2023, and its results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. The Company performed its most recent test of impairment as of July 1, 2023 with no indication of impairment as of the test date. When performing the quantitative test, the Company assessed the fair values of its reporting unit using both a market-based approach and an income-based approach. The assessment used estimates based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty. Likewise, changes in terminal value and discount rate assumptions, unfavorable economic environment or market conditions and other factors in the future may cause a different assessment. Changes in these estimates and assumptions could materially affect the determination of fair value, and may result in the impairment of goodwill in the event that actual results differ from those estimates. As of the test date, the fair value of the reporting unit was in excess of its carrying value by at least 10%. The Company will continue to monitor for changes in facts or circumstances that may impact its estimates. The Company will perform its next scheduled annual impairment test of goodwill in the third quarter of 2024 should no triggering events occur which would require a test prior to the next annual test.

The condensed consolidated statements of operations and comprehensive income (loss) for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

On January 1, 2024, we adopted FASB ASU 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. ASU 2023-07 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. The adoption of ASU 2023-07 did not have a material effect on the Company’s consolidated financial statements or disclosures.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended
	March 31,
	2024	2023

Net income (loss)	$21,024	$(3,231)

Weighted-average common shares outstanding — basic	66,729	66,264
Effect of stock options and restricted stock units	765	—

Weighted-average common shares outstanding — diluted	67,494	66,264

Earnings (loss) per share — basic	$0.32	$(0.05)
Earnings (loss) per share — diluted	$0.31	$(0.05)

For the three months ended March 31, 2024, there were 765 stock options ("NQSOs") and restricted stock units ("RSUs") included in the diluted weighted average common shares outstanding. For the three months ended March 31, 2023, there were 246 NQSOs and RSUs excluded from the diluted weighted average common shares outstanding because the Company incurred a loss during these periods.

For the three months ended March 31, 2024, there were 240 NQSOs and RSUs excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3.
Accrued expenses

Accrued expenses at March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023

Insurance	$13,960	$12,521
Payroll and employee benefits	4,979	11,986
Contract reserves	2,148	3,964
Fuel hedge contracts	390	2,918
Interest	6,101	2,388
Income and other taxes	2,056	1,900
Finance lease liabilities	1,640	1,047
Other	1,210	637
Total accrued expenses	$32,484	$37,361

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

The Company had $60,000 and $90,000 borrowings on the revolver as of March 31, 2024 and December 31, 2023, respectively. There were $49,777 of letters of credit outstanding as of March 31, 2024 and December 31, 2023. The Company had $152,320 and $122,320

of availability under the Amended Credit Agreement as of March 31, 2024 and December 31, 2023, respectively. Availability is suppressed by $37,903 as of March 31, 2024 and December 31, 2023, as a result of certain limitations of borrowing related to reserves and compliance with the Company’s obligations set forth in the Amended Credit Agreement. Based on the aforementioned variable interest rate components, the weighted average interest rate on the revolver borrowings is 6.90% as of March 31, 2024.

See Note 9, “Subsequent events” for information regarding changes to the Company’s long-term debt that occurred after March 31, 2024.

Senior Notes and subsidiary guarantors

In May 2021, the Company sold $325,000 of unsecured 5.25% Senior Notes (the “2029 Notes”) pursuant to a private offering. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325,000 aggregate principal amount of its outstanding 8.00% Senior Notes due 2022.

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

		Fair Value at
	Fair Value Hierarchy Levels
		March 31, 2024		December 31, 2023
		Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$—	$390	$—	$2,918
Foreign currency exchange hedge contracts	2	—	131	358	—
Total derivatives		$—	$521	$358	$2,918

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

As of March 31, 2024, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2025. As of March 31, 2024, there were 11.7 million gallons remaining on these contracts representing forecasted domestic fuel purchases through September 2025. Under these swap agreements, the Company will pay fixed prices ranging from $2.35 to $2.90 per gallon.

At March 31, 2024 and December 31, 2023, the fair value liabilities of the fuel hedge contracts were estimated to be $390 and $2,918, respectively, and are recorded in accrued expenses in the condensed consolidated balance sheets. For fuel hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2024 were $122. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2024 will be reclassified into earnings over the next eighteen months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the statement of operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

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

As of March 31, 2024, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. As of March 31, 2024, there were 8.6 million Euro of payments remaining on these hedge contracts. Under these hedge contracts, the Company will pay fixed prices ranging from $1.09 to $1.13 per Euro.

As of March 31, 2024 . the fair value liability of foreign currency exchange hedge contracts was $131 and is recorded in accrued expenses in the condensed consolidated balance sheets. As of December 31, 2023, the fair value asset of foreign currency exchange hedge contracts was $358 and is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. For foreign currency exchange hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2024 were $36. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2024 will be reclassified into earnings over the next eight months, corresponding to the period during which the hedged currency is expected to be utilized. Changes in the fair value of foreign currency exchange hedge contracts not considered highly effective are recorded as other expenses in the statement of operations. The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2024	2023
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative (gains) losses to earnings—net of tax	(122)	$370
Change in fair value of derivatives—net of tax	2,011	(1,906)
Net change in cash flow derivative fuel hedges—net of tax	$1,889	$(1,536)

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative gains to earnings—net of tax	$36	$(42)
Change in fair value of derivatives—net of tax	(637)	169
Net change in cash flow derivative foreign currency hedges—net of tax	$(601)	$127
Total net change in cash flow derivative hedges - net of tax	$1,288	$(1,409)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2024	2023
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(163)	$495
Foreign currency exchange hedge contracts	Other expense (income)	49	(52)
	Income tax (provision) benefit	(29)	112
		$(85)	$331

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of the revolving credit agreement approximates fair value. In May 2021, the Company sold $325,000 of the 2029 Notes, which were outstanding at March 31, 2024 (see Note 4, Long-term debt). The fair value of the 2029 Notes was $289,153 at March 31, 2024, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the three months ended March 31, 2024, the Company granted 676 restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $756 and $237 for the three months ended March 31, 2024 and 2023, respectively.

7.
Revenue

At March 31, 2024, the Company had $879.4 million of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include $203.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at March 31, 2024. Additionally, it does not include $44.6 million of performance obligations or $12.7 million of options pending award related to offshore wind contracts. Approximately 45% of the Company’s dredging backlog at March 31, 2024 is expected to be completed during the remainder of 2024, with the remaining balance expected to be completed between 2025 and 2026.

Revenue by category

The following series of tables presents the Company's revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, are as follows:

	Three Months Ended
	March 31,
Revenues	2024	2023
Dredging:
Capital—U.S.	$69,900	$32,475
Coastal protection	63,926	51,305
Maintenance	64,411	71,928
Rivers & lakes	423	2,336
Total revenues	$198,660	$158,044

The Company’s contract revenues by type of customer, for the periods indicated, are as follows:

	Three Months Ended
	March 31,
Revenues	2024	2023
Dredging:
Federal government	$134,789	$142,162
State and local government	47,700	15,882
Private	16,171	—
Total revenues	$198,660	$158,044

Accounts receivable at March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Completed contracts	$6,157	$2,920
Contracts in progress	22,566	40,743
Retainage	12,123	11,511
	40,846	55,174
Allowance for credit losses	(364)	(364)

Total accounts receivable—net	$40,482	$54,810

The components of contracts in progress at March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$477,609	$206,330
Amounts billed	(476,587)	(196,520)
Costs and earnings in excess of billings for contracts in progress	1,022	9,810
Costs and earnings in excess of billings for completed contracts	67,739	58,925
Total contract revenues in excess of billings	$68,761	$68,735

Current portion of contract revenues in excess of billings	$68,761	$68,735
Long-term contract revenues in excess of billings	—	—
Total contract revenues in excess of billings	$68,761	$68,735

Billings in excess of costs and earnings:
Amounts billed	$(54,924)	$(258,948)
Costs and earnings for contracts in progress	36,858	229,388
Total billings in excess of contract revenues	$(18,066)	$(29,560)

At March 31, 2024 and December 31, 2023, costs to fulfill a contract with a customer recognized as an asset were $21,718 and $22,166, respectively, and are recorded in other current assets and other noncurrent assets in the condensed consolidated balance sheets. These costs relate to pre-contract and pre-construction activities. During the three months ended March 31, 2024 and 2023, the Company amortized $4,419 and $3,666, respectively, of pre-construction costs.

8.
Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, ACE Holdings, Liberty Mutual Insurance Company and Philadelphia Indemnity Insurance Company, under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1,000 to $10,000. At March 31, 2024, the Company had outstanding performance bonds with a notional amount of approximately $907,634. The revenue value remaining in dredging backlog related to the outstanding performance bonds totaled approximately $381,216.

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

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating and financing leases expiring at various dates through 2030. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Amended Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its Amended Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

9.
Subsequent events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Second Lien Credit Agreement

On April 24, 2024, the Credit Parties entered into a $150.0 million second lien credit agreement (as amended, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”) with Guggenheim Corporate Funding, LLC, on behalf of one or more clients, as the lender, and Guggenheim Credit Services, LLC as Administrative Agent, Collateral Agent and Lead Arranger. The Company borrowed $100.0 under the Second Lien Credit Agreement on the closing date and has the option to borrow an additional $50.0 million for a period of 12 months following the closing date of the initial loan. The net proceeds from the Second Lien Credit Agreement were used to repay amounts outstanding under the Amended Credit Agreement, to pay fees and expenses associated with the Second Lien Credit Agreement and ABL Amendment described below and for general corporate purposes, including to fund upcoming new build payments. The Second Lien Credit Agreement matures on the earlier of April 24, 2029 and the date that is ninety-one (91) days prior to the scheduled maturity date of the Company’s 5.25% Senior Notes due 2029.

ABL Amendment

On April 24, 2024, the Credit Parties, PNC Bank, National Association, as agent for the lenders, and certain financial institutions party thereto entered into an amendment to the ABL Credit Agreement (the “ABL Amendment”). The ABL Amendment (w) eliminates the Company’s ability to increase the commitments under the senior secured revolving credit facility (x) modifies the pricing of loans and undrawn commitments, (y) adds a minimum liquidity covenant, for so long as the Second Lien Credit Agreement has not been prepaid and terminated, that requires the Credit Parties to maintain consolidated liquidity of (a) $12.5 million at any time the fixed charge coverage ratio for the most recently ended four fiscal quarter period is less than 1.10 to 1.00 and (b) $50.0 million at any time the fixed charge coverage ratio for the most recently ended four fiscal quarters is greater than or equal to 1.10 to 1.00 and (z) makes certain other customary changes in connection with the Credit Parties’ entry into the Second Lien Credit Agreement.

For further discussion of the Second Lien Credit Agreement and ABL Amendment see the Company’s current report on Form 8-K filed with the SEC on April 25, 2024.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2023 and in other securities filings by Great Lakes with the SEC.

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

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2024, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 68% of dredging revenues, below the average of the three-year period ended December 31, 2023 of 74%. The decrease in the federal government revenue percentage is a result of additional revenues from state and local governments and private customers in the first quarter of 2024.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. During the first quarter of 2024, the Company commenced a regulatory dry dock inspection on one dredge, in preparation for one of the Company’s LNG projects in backlog. By comparison, the Company experienced a regulatory dry dock inspection on one dredge in the first quarter of 2023. The Company has planned for two dredges to commence regulatory dry dock inspections in the second quarter of 2024.

As of the end of the first quarter of 2024, the Company had two major dredges cold stacked. The cold stacked equipment can be easily reactivated when market conditions are favorable for the Company. During the second quarter of 2024, the Company has begun the reactivation of one of the previously cold stacked vessels in anticipation of commencing a contract later in 2024.

The Company plans to participate in the offshore wind market, and in November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations, the Acadia, which is expected to be delivered and operational in 2025. This vessel represents a significant critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. Additionally, in July 2023, the Company announced the signing of the first ever subcontract for procurement of rock with Carver Sand & Gravel LLC, a U.S. quarry in the state of New York. Both milestones solidify our entry into the offshore wind market and are expected to support Great Lakes’ awarded rock installation contract for Empire Wind I which has an estimated installation window in 2025. In December 2023, Great Lakes was awarded another rock installation contract to perform subsea rock cable protection, a new utilization for this vessel, on an offshore wind project off the East Coast of the United States with contracted work expected to begin in 2026. Offshore wind has been recognized around the world as a reliable source of renewable energy. The Company continues to pursue and tender bids, both domestically and internationally, on multiple offshore wind projects for the Acadia.

The offshore wind market reached historic milestones in the first quarter of 2024, with two commercial-scale offshore wind farms becoming operational and supplying power to the grid in New York and Massachusetts. In March 2024, the South Fork Wind project was completed, with all 12 offshore wind turbines constructed and the wind farm successfully delivering power to Long Island and the Rockaways. In February 2024, the Vineyard Wind project, located about 14 miles off Martha’s Vineyard, completed installation of five turbines and is supplying power to the New England grid, while continuing to install additional turbines. In October 2023, New York awarded 4 gigawatts (“GW”) of offshore wind power offtake agreements. In an accelerated fourth bidding round, in February 2024, additional 3 GW of power were awarded by New York. Empire Wind I and Sunrise Wind were both awarded new power offtake agreements as part of the latest New York solicitation round. Notably, the Company has been awarded rock installation contracts for both projects, and expects to be using the Acadia to protect and stabilize foundations and cables for these projects with combined capacity of 1.7 GW. New Jersey also awarded 3.7 GW of power purchase agreements in January 2024, and the results of the tri-state (Massachusetts, Rhode Island, and Connecticut) solicitation for 6 GW of offshore wind are expected in the third quarter of 2024.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Contract revenues	100.0%	100.0%
Costs of contract revenues	(77.1)	(92.3)
Gross profit	22.9	7.7
General and administrative expenses	8.1	8.2
Other gains	(1.0)	—
Operating income (loss)	15.8	(0.5)
Interest expense—net	(2.0)	(2.1)
Other income	0.2	0.1
Income (loss) before income taxes	14.0	(2.5)
Income tax (provision) benefit	(3.5)	0.5
Net income (loss)	10.5	(2.0)

Adjusted EBITDA	21.6%	6.5%

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

The following is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	March 31,
	2024	2023
(in thousands)
Net income (loss)	$21,024	$(3,231)
Adjusted for:
Interest expense—net	3,891	3,385
Income tax provision (benefit)	6,989	(791)
Depreciation and amortization	11,020	10,850
Adjusted EBITDA	$42,924	$10,213

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues (in thousands)	2024	2023	Change
Dredging:
Capital—U.S.	$69,900	$32,475	115.2%
Coastal protection	63,926	51,305	24.6%
Maintenance	64,411	71,928	(10.5)%
Rivers & lakes	423	2,336	(81.9)%
Total revenues	$198,660	$158,044	25.7%

Total revenue was $198.7 million for the three months ended March 31, 2024, up $40.7 million, or 26%, from $158.0 million for the same period in the prior year. For the three months ended March 31, 2024, the Company experienced a significant increase in domestic capital and coastal protection revenues as compared to the same period in the prior year. This increase was partially offset by a decrease in maintenance and rivers & lakes revenues during the first quarter of 2024 as compared to the same period in the prior year.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended March 31, 2024, domestic capital dredging revenue was $69.9 million, up $37.4 million, or 115%, compared to $32.5 million for the same period in 2023. The increase in capital dredging revenues for the three months ended March 31, 2024 was mostly due to a higher amount of revenue earned on projects in Texas and Virginia in the first quarter of 2024 when compared to the same period in the prior year.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended March 31, 2024 was $63.9 million, an increase of $12.6 million, or 25%, compared to $51.3 million in the prior year period. The increase in coastal protection revenues for the three months ended March 31, 2024 was attributable to an increase in the amount of revenue earned on projects in Alabama and New York in the current year when compared to the prior year period. This increase was partially offset by lower revenue earned on projects in Florida and New Jersey in the current quarter.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the first quarter of 2024 was $64.4 million, down $7.5 million, or 10%, from $71.9 million in the same period of 2023. The decrease in maintenance revenues for the three months ended March 31, 2024 was mostly attributable to a decrease in revenue earned on projects in North Carolina, South Carolina and New York when compared with prior year quarter. This decrease was slightly offset by an increase in revenue earned on projects in Louisiana and Puerto Rico in the current year quarter.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the three months ended March 31, 2024, rivers & lakes revenue was $0.4 million, a decrease of $1.9 million, or 83%, from $2.3 million during the same period of 2023. The decrease in river & lakes revenue for the three months ended March 31, 2024 was mostly attributable to a decrease in revenue earned on a project in Arkansas as compared to same period of 2023.

Consolidated gross profit for the three months ended March 31, 2024 was $45.6 million, up $33.5 million, or 277%, compared to $12.1 million in same period of 2023. Gross profit margin for the three months ended March 31, 2024 increased to 22.9% from 7.7% in the same period in the prior year. The higher gross profit experienced for the three months ended March 31, 2024 was driven by improved utilization and project performance as well as fewer drydockings in the current year quarter.

During the three months ended March 31, 2024, general and administrative expenses were $16.1 million, an increase of $3.1 million compared to the same period in the prior year, which totaled $13.0 million. For the three months ended March 31, 2024, general and administrative expenses include higher stock compensation and employee benefit expenses, partially offset by lower severance and office expenses.

Operating income for the first quarter of 2024 was $31.5 million, up $32.4 million from operating loss of $0.9 million in the same period of the prior year. The increase in operating income for the three months ended March 31, 2024 was a result of higher gross profit, as well as gain on sale of assets in the current quarter when compared to the same period in the prior year, partially offset by higher general and administrative expenses in the current quarter when compared to the same period in the prior year.

For the three months ended March 31, 2024, net interest expense was $3.9 million, $0.5 million higher compared to $3.4 million for the same period in the prior year. The increase in net interest expense for the three months ended March 31, 2024 was primarily due to higher borrowings on our revolving credit facility.

Income tax provision for the three months ended March 31, 2024 was $7.0 million compared to an income tax benefit of $0.8 million for the same period in the prior year. The effective tax rate for the three months ended March 31, 2024 was 24.9%, as compared to the effective tax rate of 19.7% for the same period of 2023.

Net income for the three months ended March 31, 2024 was $21.0 million, an increase of $24.2 million, or 756%, from a net loss of $3.2 million for the same period in the prior year. Diluted earnings per share were $0.31 for the three months ended March 31, 2024, compared to a diluted loss per share of $0.05 for the three months ended March 31, 2023. The increase in net income for the three months ended March 31, 2024 was primarily driven by the substantial improvement to gross profit and the gain on sale of assets. This increase was slightly offset by an increases in general and administrative expenses and the income tax provision.

Adjusted EBITDA (as defined on page 18) for the three months ended March 31, 2024 was $42.9 million, up $32.7 million, from $10.2 million in the same quarter in the prior year. The increase in Adjusted EBITDA during the first quarter of 2024 was driven by the increase in gross profit, excluding depreciation partially offset by an increase in general and administrative expense.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2024	2023	2023
Dredging:
Capital - U.S.	$680,110	$741,839	$118,895
Coastal protection	84,742	138,394	62,051
Maintenance	108,231	152,104	143,131
Rivers & lakes	6,342	6,765	3,070
Total backlog	$879,425	$1,039,102	$327,147

Total dredging backlog does not include $203.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at March 31, 2024. Additionally, it does not include $44.6 million of performance obligations or $12.7 million of options pending award related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the Acadia, which is expected to be delivered and operational in 2025.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Additionally, 29% of our March 31, 2024 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

In March 2024, President Biden signed the Energy and Water Appropriations Bill into law which provides a record $8.7 billion in total funding to the U.S. Army Corps of Engineers (the “Corps”) for fiscal year 2024. This funding includes $5.6 billion for the Corps’ Operations and Maintenance work, $2.8 billion for the Harbor Maintenance Trust Fund to maintain and modernize our nation’s waterways, $2.2 billion for flood and storm damage reduction, and $18 million for Beneficial Use of Dredged Material. In addition, the Disaster Relief Supplemental Appropriations Act for fiscal year 2023 was previously approved which included $1.48 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters, and to initiate beach renourishment projects that will increase coastal resiliency. We expect this increased budget and additional funding will continue to support a strong bid market for 2024. Although first quarter bids were lower than anticipated, we expect bidding to increase and budgeted appropriations to support the funding of several capital port improvement projects that are still expected to bid in the first half of 2024, including Sabine and Mobile.

At the end of 2022, the Water Resources Development Act of 2022, or WRDA 2022, was approved by Congress and signed into law by the President. WRDA 2022 is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for flood and hurricane protection, dredging, ecosystem restoration and other construction projects. Among many other things, WRDA 2022 featured authorization for New York and New Jersey shipping channels to be deepened to 55 feet, estimated at $6 billion, as well as the Coastal Texas Protection and Restoration Program, estimated at $34.4 billion. The Coastal Texas Protection and Restoration Program includes dune and marsh restoration to safeguard the Texas Gulf Coast from hurricane surges. In addition, this legislation includes policy changes that will allow future port, waterways and coastal projects to be more readily approved and funded.

The domestic dredging bid market for the quarter ended March 31, 2024 was $311.8 million, a $11.2 million decrease compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for two domestic capital projects, two coastal protection projects, four maintenance projects, and one river maintenance projects. The total domestic dredging bid market through March 31, 2024 was $311.8 million, of which the Company won 3.0%, which is below the Company’s average of 33% for the three-year period ended December 31, 2023. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $879.4 million at March 31, 2024 compared to $1,039.1 million of dredging backlog at December 31, 2023. Total dredging backlog does not include $203.0 million of domestic low bids pending formal award and options pending on projects currently in dredging backlog at March 31, 2024. Additionally, it does not include $44.6 million of performance obligations or $12.7 million of options pending award related to offshore wind contracts. At December 31, 2023, the amount of domestic low bids and options pending award was $224.0 million. Included in the March 31, 2024 backlog are two LNG projects, including the Rio Grande LNG project, which is the largest project undertaken in the Company's history, and the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal. Subcontractor work has begun on both of these LNG projects and dredging work is anticipated to start in the middle of 2024.

Domestic capital dredging backlog at March 31, 2024 was $680.1 million, a decrease of $61.7 million from December 31, 2023. During the three months ended March 31, 2024 no additions were made to our capital dredging backlog. During the three months ended March 31, 2024, the Company continued to earn revenue on deepening projects in Virginia and Texas. Government funded projects coming into the pipeline include Sabine, Mobile and Houston. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. In addition, multiple project phases for port deepenings in Norfolk and the Houston ship channel are expected to continue for the next several years. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Coastal protection dredging backlog at March 31, 2024 was $84.7 million, a decrease of $53.7 million from December 31, 2023. During the three months ended March 31, 2024 no additions were made to our coastal protection backlog. During the three months ended March 31, 2024, the Company continued to earn revenue on coastal protection projects in New York, New Jersey, Alabama and Florida, which were in dredging backlog at December 31, 2023. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects.

Maintenance dredging backlog at March 31, 2024 was $108.2 million, a decrease of $43.9 million from December 31, 2023. In the three months ended March 31, 2024, the Company was awarded one maintenance project for a total of $9.3 million in Florida. During the three months ended March 31, 2024, the Company continued to earn revenue on projects in Louisiana, Texas, Mississippi, Puerto Rico, Florida and New York that were in dredging backlog at December 31, 2023.

Rivers & lakes backlog at March 31, 2024 was $6.3 million, a decrease of $0.4 million compared to rivers & lakes backlog at December 31, 2023. For the three months ended March 31, 2024, the Company continued to earn revenue on a project Arkansas which were in dredging backlog at December 31, 2023.

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

The Company’s cash provided by operating activities for the three months ended March 31, 2024 and 2023 was $38.4 million and $9.3 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during the three months ended March 31, 2024, relates primarily to significantly higher current period earnings, deferred income taxes and contract revenue in excess of billing in the current year offset by the increases in billing in excess of contract revenue and changes in working capital compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the three months ended March 31, 2024 and 2023 were $8.3 million and $33.6 million, respectively. Investing activities primarily relate to investments in our new build program, normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended March 31, 2024, the Company invested $3.4 million in the Galveston Island, $0.7 million in the Amelia Island and $7.0 million in the Acadia, as well as maintenance capital expenditures. These investments were partially offset by the disposition of certain equipment for approximately $3.6 million during the quarter.

The Company’s cash flows (used in) provided by financing activities for the three months ended March 31, 2024 and 2023 totaled a use of $30.2 million and proceeds of $50.2 million, respectively. The increase in net cash flows (used in) financing activities is primarily due to net repayments on the Company’s revolving debt facility during the three months ended March 31, 2024 of $30.0 million, compared to net borrowings of $50.0 million on the Company’s revolving debt facility during the three months ended March 31, 2023. On April 24, 2024, the Credit Parties entered into a $150.0 million second lien credit agreement (as amended, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”) with Guggenheim Corporate Funding, LLC, on behalf of one or more clients, as the lender, and Guggenheim Credit Services, LLC as Administrative Agent, Collateral Agent and Lead Arranger. The Company borrowed $100.0 under the Second Lien Credit Agreement on the closing date and has the option to borrow an additional $50.0 million for a period of 12 months following the closing date of the initial loan. The net proceeds from the Second

Lien Credit Agreement were used to repay amounts outstanding under the Amended Credit Agreement, to pay fees and expenses associated with the Second Lien Credit Agreement and ABL Amendment and for general corporate purposes, including to fund upcoming new build payments.

The Company expects to spend between approximately $170 million and $195 million on capital expenditures in 2024 which is comprised of vessels in our new build program and maintenance capital expenditures. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability, proceeds from the Second Lien Credit Agreement and potential new sources of financing.

Commitments, contingencies and liquidity matters

Refer to Note 4, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s Amended Credit Agreement and 2029 Notes. Additionally, refer to Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all. During the second quarter of 2024, Moody’s Investor Services changed our outlook from negative to stable and reaffirmed our corporate credit rating at B2, and S&P Global Ratings changed our outlook from negative to stable and reaffirmed our corporate credit rating at CCC+. These credit ratings are below investment grade and could raise our cost of financing. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility and the option to borrow additional funds under the Second Lien Credit Agreement will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the Amended Credit Agreement, Second Lien Credit Agreement and bonding agreements, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1, Basis of presentation, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. Except as noted in Note 1, Basis of presentation, of the Company’s financial statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2024 has not materially changed since December 31, 2023. The market risk profile of the Company on December 31, 2023 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

During the quarterly period ended March 31, 2024, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Number	Document Description

10.1	Second Lien Credit Agreement, dated April 24, 2024 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 25, 2024). ***

10.2

Amendment No. 1 to Second Amended and Restated Revolving Credit and Security Agreement, dated April 24, 2024 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 25, 2024). ***

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

*** Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
(registrant)

By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 7, 2024