Form 10-Q
period 2024-06-30
Great Lakes Dredge & Dock CORP
filed 2024-08-06
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, 67,188,921 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2024

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,134	$22,841
Accounts receivable—net	56,279	54,810
Contract revenues in excess of billings	70,509	68,735
Inventories	31,952	33,912
Prepaid expenses	2,258	1,486
Other current assets	35,134	44,544
Total current assets	219,266	226,328

PROPERTY AND EQUIPMENT—Net	653,283	614,608
OPERATING LEASE ASSETS	74,670	88,398
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	86,905	86,325
OTHER	16,967	18,605
TOTAL	$1,127,667	$1,110,840

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,447	$83,835
Accrued expenses	27,892	37,361
Operating lease liabilities	26,851	28,687
Billings in excess of contract revenues	20,574	29,560
Total current liabilities	165,764	179,443

LONG-TERM DEBT	411,475	412,070
OPERATING LEASE LIABILITIES—Noncurrent	49,169	61,444
DEFERRED INCOME TAXES	72,338	62,232
OTHER	10,898	10,103
Total liabilities	709,644	725,292

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 67,189 and 66,623 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	7	6
Additional paid-in capital	319,776	317,337
Retained earnings	98,917	70,220
Accumulated other comprehensive loss	(677)	(2,015)
Total equity	418,023	385,548
TOTAL	$1,127,667	$1,110,840

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Contract revenues	$170,086	$132,667	$368,746	$290,711
Costs of contract revenues	140,246	114,768	293,332	260,677
Gross profit	29,840	17,899	75,414	30,034
General and administrative expenses	16,161	14,462	32,272	27,479
Other gains	(906)	(243)	(2,922)	(261)
Operating income	14,585	3,680	46,064	2,816
Interest expense—net	(4,198)	(3,175)	(8,089)	(6,560)
Other income	128	2,024	553	2,251
Income (loss) before income taxes	10,515	2,529	38,528	(1,493)
Income tax provision	(2,842)	(796)	(9,831)	(5)
Net income (loss)	$7,673	$1,733	$28,697	$(1,498)

Basic earnings (loss) per share	$0.11	$0.03	$0.43	$(0.02)
Basic weighted average shares	67,118	66,462	66,924	66,363

Diluted earnings (loss) per share	$0.11	$0.03	$0.42	$(0.02)
Diluted weighted average shares	67,697	66,805	67,615	66,363

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income (loss)	$7,673	$1,733	$28,697	$(1,498)
Net change in cash flow derivative hedges—net of tax (1)	50	978	1,338	(431)
Comprehensive income (loss)	$7,723	$2,711	$30,035	$(1,929)

(1)
Net of income tax provision of $(17) and $(331) for the three months ended June 30, 2024 and 2023, respectively. Net of income tax (provision) benefit of $(453) and $145 for the six months ended June 30, 2024 and 2023, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total

BALANCE—January 1, 2024	66,623	$6	$317,337	$70,220	$(2,015)	$385,548
Share-based compensation	21	1	2,396	—	—	2,397
Vesting of restricted stock units and impact of shares withheld for taxes	411	—	(970)	—	—	(970)
Exercise of options and purchases from employee stock plans	134	—	1,013	—	—	1,013
Net income	—	—	—	28,697	—	28,697
Other comprehensive income—net of tax	—	—	—	—	1,338	1,338
BALANCE—June 30, 2024	67,189	$7	$319,776	$98,917	$(677)	$418,023

BALANCE—January 1, 2023	66,188	$6	$312,091	$56,314	$(191)	$368,220
Share-based compensation	33	1	2,210	—	—	2,211
Vesting of restricted stock units and impact of shares withheld for taxes	156	—	(542)	—	—	(542)
Exercise of options and purchases from employee stock plans	115	—	562	—	—	562
Net loss	—	—	—	(1,498)	—	(1,498)
Other comprehensive loss —net of tax	—	—	—	—	(431)	(431)
BALANCE—June 30, 2023	66,492	$7	$314,321	$54,816	$(622)	$368,522

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total

BALANCE—March 31, 2024	66,941	$6	$318,517	$91,244	$(727)	$409,040
Share-based compensation	11	1	1,397	—	—	1,398
Vesting of restricted stock units and impact of shares withheld for taxes	224	—	(289)	—	—	(289)
Exercise of options and purchases from employee stock plans	13	—	151	—	—	151
Net income	—	—	—	7,673	—	7,673
Other comprehensive income—net of tax	—	—	—	—	50	50
BALANCE—June 30, 2024	67,189	$7	$319,776	$98,917	$(677)	$418,023

BALANCE—March 31, 2023	66,416	$6	$312,533	$53,083	$(1,600)	$364,022
Share-based compensation	13	1	1,995	—	—	1,996
Vesting of restricted stock units and impact of shares withheld for taxes	63	—	(207)	—	—	(207)
Net income	-	—	—	1,733	—	1,733
Other comprehensive income—net of tax	-	—	—	—	978	978
BALANCE—June 30, 2023	66,492	$7	$314,321	$54,816	$(622)	$368,522

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$28,697	$(1,498)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	22,128	21,787
Deferred income taxes	9,654	5
Gain on sale of assets	(2,821)	(261)
Amortization of capitalized contract costs	8,394	4,989
Amortization of deferred financing fees	874	483
Share-based compensation expense	2,563	2,435
Changes in assets and liabilities:
Accounts receivable	(1,469)	2,960
Contract revenues in excess of billings	(1,774)	22,717
Inventories	1,380	(5,378)
Prepaid expenses and other current assets	(767)	1,172
Accounts payable and accrued expenses	(1,581)	(26,268)
Billings in excess of contract revenues	(8,986)	14,052
Other noncurrent assets and liabilities	517	(3,098)
Cash provided by operating activities	56,809	34,097
INVESTING ACTIVITIES:
Purchases of property and equipment	(64,263)	(54,777)
Proceeds from dispositions of property and equipment	9,033	1,180
Cash used in investing activities	(55,230)	(53,597)
FINANCING ACTIVITIES:
Deferred financing fees	(11,261)	—
Taxes paid on settlement of vested share awards	(970)	(542)
Exercise of options and purchases from employee stock plans	1,013	562
Borrowing under revolving loans	16,000	80,000
Borrowing under Second Lien Credit Agreement	100,000	—
Repayments of revolving loans	(106,000)	(25,000)
Payments on finance lease obligations	(988)	—
Cash (used in) provided by financing activities	(2,206)	55,020
Net (decrease) increase in cash, cash equivalents and restricted cash	(627)	35,520
Cash, cash equivalents and restricted cash at beginning of period	23,761	6,546
Cash, cash equivalents and restricted cash at end of period	$23,134	$42,066

Supplemental Cash Flow Information
Cash paid for interest	$13,803	$9,957
Cash paid for income taxes	$1,471	$258

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$3,212	$1,965

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.
Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2024 and December 31, 2023, and its results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023 have been included.

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

Reclassifications—Certain reclassifications have been made to prior period condensed consolidated statements of cash flows to conform to current period presentation. These reclassifications have no effect on net cash flows.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income (loss)	$7,673	$1,733	$28,697	$(1,498)

Weighted-average common shares outstanding — basic	67,118	66,462	66,924	66,363
Effect of stock options and restricted stock units	579	343	691	—

Weighted-average common shares outstanding — diluted	67,697	66,805	67,615	66,363

Earnings (loss) per share — basic	$0.11	$0.03	$0.43	$(0.02)
Earnings (loss) per share — diluted	$0.11	$0.03	$0.42	$(0.02)

For the six months ended June 30, 2023, 319 stock options and restricted stock units were excluded from the diluted weighted average common shares outstanding because the Company incurred a loss during this period.

For the three and six months ended June 30, 2024, respectively, there were 60 and 59 stock options (“NQSOs”) and restricted stock units (“RSUs”) excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive. For the three and six months ended June 30, 2023, respectively, there were 918 and 554 NQSOs and RSUs excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3.
Accrued expenses

Accrued expenses at June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023

Insurance	$13,217	$12,521
Payroll and employee benefits	8,510	11,986
Finance lease liabilities	1,673	1,047
Interest	1,641	2,388
Income and other taxes	846	1,900
Contract reserves	500	3,964
Fuel hedge contracts	324	2,918
Other	1,181	637
Total accrued expenses	$27,892	$37,361

4.
Long-term debt

Second lien credit agreement

On April 24, 2024, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Great Lakes U.S. Fleet Management, LLC, and Drews Services LLC (collectively, the “Credit Parties”) entered into a $150.0 million second lien credit agreement (as amended, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”) with Guggenheim Corporate Funding, LLC, on behalf of one or more clients, as the lender, and Guggenheim Credit Services, LLC as Administrative Agent, Collateral Agent and Lead Arranger (“GCS”). The material terms of the Second Lien Credit Agreement are summarized below.

The Second Lien Credit Agreement provides for (i) a senior secured second-lien term loan facility in an aggregate principal amount of $100.0 million, which was funded in full on the initial closing date (the “Closing Date”) and (ii) a senior secured second-lien delayed draw term loan facility in the aggregate principal amount up to $50.0 million, which is available to the Company for a period of 12 months following the Closing Date, subject to the terms and conditions as set forth therein. Net proceeds to the Company, after payment of original discount on the initial loans, a closing fee on the delayed draw facility and other debt issuance costs, including those associated with the ABL Amendment described below, were approximately $88.7 million.

The Second Lien Credit Agreement contains customary representations, mandatory prepayments and affirmative and negative covenants, including a minimum liquidity covenant that requires the Credit Parties to maintain consolidated liquidity of (a) $12.5 million at any time the fixed charge coverage ratio for the most recently ended four fiscal quarter period is less than 1.10 to 1.00 and (b) $50.0 million at any time the fixed charge coverage ratio for the most recently ended four fiscal quarters is greater than or equal to 1.10 to 1.00. For the first 18 months following the Closing Date, the Company may prepay all or a part of the loans under the Second Lien Credit Agreement by paying the principal amount of the loans to be prepaid plus a customary “make-whole” premium, subject to a make-whole carveout of up to $25.0 million (less the amount of any undrawn delayed draw term loan commitments at such time) at 103% with proceeds from a qualifying Maritime Administration (“MARAD”) financing. Thereafter, the Company may prepay all or a part of the loans under the Second Lien Credit Agreement by paying, (i) in months 19-30 following the Closing Date, 103% of the principal amount of the loans to be prepaid, plus accrued and unpaid interest and (ii) in months 31 to 42 after the Closing Date, 101% of the principal amount of loans to be prepaid, plus accrued and unpaid interest.

The Second Lien Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the Second Lien Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each borrower (other than the Company) and subsidiary guarantor under the ABL Credit Agreement (as defined below), each existing or future issuer or guarantor under the indenture governing the Company’s 5.25% Senior Notes due 2029, and each other existing and subsequently acquired or formed material direct or indirect wholly-owned domestic subsidiary of the Company.

The loans under the Second Lien Credit Agreement funded on the Closing Date were used to repay amounts outstanding under the ABL Credit Agreement, to pay fees and expenses associated with the transactions and for general corporate purposes, including to fund upcoming new build payments. The delayed draw portion of the term loans, if funded, will be used to fund future new build payments, ongoing working capital and for other general corporate purposes. The Second Lien Credit Agreement matures on the earlier of April 24, 2029 and the date that is ninety-one (91) days prior to the scheduled maturity date of the Company’s 5.25% Senior Notes due 2029.

The obligations under the Second Lien Credit Agreement are secured on a second-priority basis by substantially all of the assets of the Credit Parties. The outstanding obligations thereunder shall be secured by a valid second priority perfected lien on substantially all of the U.S. flagged and located vessels of the Credit Parties and a valid perfected lien on all domestic accounts receivable and substantially all other assets of the Credit Parties, subject to the permitted liens and interests of other parties (including the Company’s surety bonding providers). Pursuant to the terms of that certain Intercreditor Agreement dated as of April 24, 2024, (as amended, restated, supplemented, or otherwise modified from time to time, the “Intercreditor Agreement”), by and between PNC Bank, National Association, as first lien agent, and GCS, as second lien agent, the obligations under the Second Lien Credit Agreement are subordinated to the first-priority liens securing the obligations under the ABL Credit Agreement.

Interest on the term loan facility under the Second Lien Credit Agreement is equal to either a base rate option (“Base Rate Loan”) or a Secured Overnight Financing Rate (“SOFR”) option (“Term SOFR Loan”) at the Company’s election. In the case of a Base Rate Loan, interest on the unpaid principal amount shall equal (i) the greatest of (a) the “Prime Rate” in the United States as quoted from time to time by The Wall Street Journal or the highest per annum rate of interest published by the Federal Reserve Board, (b) the federal funds effective rate (but not less than zero) plus 0.50% and (c) Term SOFR for a one-month interest period on such day, plus 1.00%, plus (ii) 6.75%. In the case of a Term SOFR Loan, interest on the unpaid principal amount shall equal the Term SOFR

Reference Rate on the day that is two business days prior to the first day of such applicable interest period, plus 7.75%. In addition, the Company is required to pay a quarterly fee of 1.00% per annum on the undrawn commitments in respect of the delayed draw term loan facility.

The Company had $100.0 million and zero borrowings on the Second Lien Credit Agreement as of June 30, 2024 and December 31, 2023, respectively. The weighted average interest rate on the Second Lien Credit Agreement borrowings during the quarter ended June 30, 2024 is 13.07%.

Credit agreement

On April 24, 2024, the Credit Parties, PNC Bank, National Association (“PNC”), as agent for the lenders, and certain financial institutions party thereto entered into an amendment to the ABL Credit Agreement described below (the “ABL Amendment”). The ABL Amendment (w) eliminates the Company’s ability to increase the commitments under the senior secured revolving credit facility (x) modifies the pricing of loans and undrawn commitments as summarized below, (y) adds a minimum liquidity covenant, for so long as the Second Lien Credit Agreement has not been prepaid and terminated, that requires the Credit Parties to maintain consolidated liquidity of (a) $12.5 million at any time the fixed charge coverage ratio for the most recently ended four fiscal quarter period is less than 1.10 to 1.00 and (b) $50.0 million at any time the fixed charge coverage ratio for the most recently ended four fiscal quarters is greater than or equal to 1.10 to 1.00 and (z) makes certain other customary changes in connection with the Credit Parties’ entry into the Second Lien Credit Agreement. The Company has availability of up to $200.0 million for the issuance of letters of credit under the ABL Amendment.

The ABL Amendment modifies the Applicable Margin for Advances as follows: (i) following the ABL Amendment closing date through and including the date immediately prior to the date on which the Borrowing Base Certificate is required to be delivered for most recently completed fiscal quarter (commencing with the fiscal quarter ending on September 30, 2024) (the “Adjustment Date”), (a) the Applicable Margin for Domestic Rate Loans Advances is 1.50% and (b) the Applicable Margins for Term SOFR Rate Loans Advances is 2.50%, (ii) beginning as of the Adjustment Date, to the extent the quarterly average undrawn availability for the prior fiscal quarter is (x) greater than 66.7% of the Maximum Revolving Advance Amount, (a) the Applicable Margin for Domestic Rate Loans Advances is 1.25% and (b) the Applicable Margins for Term SOFR Rate Loans Advances is 2.25%; (y) to the extent the quarterly average undrawn availability for the prior fiscal quarter is less than or equal to 66.7% of the Maximum Revolving Advance Amount but greater than 33.3%, (a) the Applicable Margin for Domestic Rate Loans Advances is 1.50% and (b) the Applicable Margins for Term SOFR Rate Loans Advances is 2.50%; and (z) to the extent the quarterly average undrawn availability for the prior fiscal quarter is less than or equal to 33.3% of the Maximum Revolving Advance Amount, (a) Applicable Margin for Domestic Rate Loans Advances is 1.75% and (b) the Applicable Margin for Term SOFR Rate Loans Advances is 2.75%. Additionally, the Company has an option to borrow at Green Loan Advance Rates, each of which will be 0.05% lower than the corresponding applicable rate if the Company certifies that it will use such proceeds to invest in renewable energy and clean transportation projects and it complies with green loan principles.

On July 29, 2022, the Credit Parties entered into a second amended and restated revolving credit and security agreement (as amended, supplemented or otherwise modified from time to time, the “ABL Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator. The ABL Credit Agreement amends and restates the prior ABL Credit Agreement dated as of May 3, 2019 by and among the financial institutions from time to time party thereto as lenders, the Agent and the Credit Parties party thereto such that the terms and conditions of the prior credit agreement have been subsumed and replaced in their entirety by the terms and conditions of the ABL Credit Agreement, including the amount available under the revolving credit facility. The terms of the ABL Credit Agreement are summarized below.

The ABL Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of up to $300.0 million. The maximum borrowing capacity under the ABL Credit Agreement is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination.

The ABL Credit Agreement contains a green loan option where the Company can borrow at the lower interest rates described below so long as such funds are used to fund capital investments related to renewable energy and clean transportation projects and are consistent with green loan principles. The green loan option is subject to a $35.0 million sublimit.

The ABL Credit Agreement contains customary representations and affirmative and negative covenants, including a springing financial covenant that requires the Credit Parties to maintain a fixed charge coverage ratio (ratio of earnings before income taxes, depreciation and amortization, net interest expenses, non-cash charges and losses and certain other non-recurring charges, minus capital expenditures, income and franchise taxes, to net cash interest expense plus scheduled cash principal payments with respect to debt plus restricted payments paid in cash) of not less than 1.10 to 1.00. The springing financial covenant is triggered when the undrawn availability of the ABL Credit Agreement is less than 12.5% of the maximum loan amount for five consecutive days. The ABL Credit Agreement also contains customary events of default (including non-payment of principal or interest on any material debt and breaches of covenants) as well as events of default relating to certain actions by the Company’s surety bonding providers. The obligations of the Credit Parties under the ABL Credit Agreement are unconditionally guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed material direct and indirect domestic subsidiary of the Company. Borrowings under the ABL Credit Agreement will be used to pay fees and expenses related to the ABL Credit Agreement, finance acquisitions permitted under the ABL Credit Agreement, finance ongoing working capital, for other general corporate purposes, and with respect to any green loan, fund capital investments related to renewable energy and clean transportation projects. The ABL Credit Agreement matures on the earlier of July 29, 2027 or the date that is ninety-one (91) days prior to the scheduled maturity date of the Company’s unsecured senior notes, which is currently June 1, 2029, if the Company fails to refinance its unsecured senior notes prior to their scheduled maturity date but only if such scheduled maturity date is prior to the maturity date of the ABL Credit Agreement.

The obligations under the ABL Credit Agreement are secured by substantially all of the assets of the Credit Parties. The outstanding obligations thereunder shall be secured by a valid first priority perfected lien on substantially all of the U.S. flagged and located vessels of the Credit Parties and a valid perfected lien on all domestic accounts receivable and substantially all other assets of the Credit Parties, subject to the permitted liens and interests of other parties (including the Company’s surety bonding providers).

The Company had zero and $90.0 million borrowings on the revolver as of June 30, 2024 and December 31, 2023, respectively. There were $45.5 million and $49.8 million letters of credit outstanding as of June 30, 2024 and December 31, 2023, respectively. The Company had $254.5 million and $122.3 million of availability under the ABL Amendment as of June 30, 2024 and December 31, 2023, respectively. Availability was not suppressed as of June 30, 2024. Availability was suppressed by $37.9 million as of December 31, 2023, as a result of certain limitations of borrowing related to reserves and compliance with the Company’s obligations set forth in the ABL Credit Agreement.

Capitalized terms used but not defined herein in Note 4, Long-term debt, shall have the meanings ascribed to such terms in the Second Lien Credit Agreement and the ABL Amendment, as applicable.

Senior Notes and subsidiary guarantors

In May 2021, the Company sold $325.0 million of unsecured 5.25% Senior Notes (the “2029 Notes”) pursuant to a private offering. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325.0 million aggregate principal amount of its outstanding 8.00% Senior Notes due 2022.

The Company’s obligations under these 2029 Notes are guaranteed by each of the Company’s existing and future 100% owned domestic subsidiaries that are co-borrowers or guarantors under the ABL Amendment. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.

The weighted average interest rates on the Company’s outstanding borrowings were 7.10% and 5.57% as of June 30, 2024 and December 31, 2023, respectively.

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

		Fair Value at
	Fair Value Hierarchy Levels
		June 30, 2024		December 31, 2023
		Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$—	$324	$—	$2,918
Foreign currency exchange hedge contracts	2	—	138	358	—
Total derivatives		$—	$462	$358	$2,918

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

As of June 30, 2024, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2025. As of June 30, 2024, there were 11.5 million gallons remaining on these contracts representing forecasted domestic fuel purchases through December 2025. Under these swap agreements, the Company will pay fixed prices ranging from $2.35 to $2.90 per gallon.

At June 30, 2024 and December 31, 2023, the fair value liabilities of the fuel hedge contracts were estimated to be $324 and $2,918, respectively, and are recorded in accrued expenses in the condensed consolidated balance sheets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2024 were $238. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2024 will be reclassified into earnings over the next eighteen months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the statement of operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

Foreign currency exchange hedge contracts

The Company is exposed to certain market risks, including foreign currency exchange rate risks related to the purchase of new vessel build materials in Europe. The Company sometimes enters into foreign currency exchange forward contracts to hedge the risk that fluctuations in the Euro in relation to the US Dollar could have an adverse impact on cash flows associated with its equipment builds.

As of June 30, 2024, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. As of June 30, 2024, there were 3.9 million Euro of payments remaining on these hedge contracts. Under these hedge contracts, the Company will pay fixed prices ranging from $1.09 to $1.13 per Euro.

As of June 30, 2024 . the fair value liability of foreign currency exchange hedge contracts was $138 and is recorded in accrued expenses in the condensed consolidated balance sheets. As of December 31, 2023, the fair value asset of foreign currency exchange hedge contracts was $358 and is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. For foreign currency exchange hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2024 were $42. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2024 will be reclassified into earnings over the next five months, corresponding to the period during which the hedged currency is expected to be utilized. Changes in the fair value of foreign currency exchange hedge contracts not considered highly effective are recorded as other expenses in the statement of operations. The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative losses to earnings—net of tax	$359	$1,434	$238	$1,804
Change in fair value of derivatives—net of tax	(310)	(252)	1,700	(2,158)
Net change in cash flow derivative fuel hedges—net of tax	$49	$1,182	$1,938	$(354)

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative losses (gains) to earnings—net of tax	$6	$(279)	$42	$(321)
Change in fair value of derivatives—net of tax	(5)	75	(642)	244
Net change in cash flow derivative foreign currency hedges—net of tax	$1	$(204)	$(600)	$(77)
Total net change in cash flow derivative hedges - net of tax	$50	$978	$1,338	$(431)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Location	2024	2023	2024	2023
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$482	$1,918	$319	$2,413
Foreign currency exchange hedge contracts	Other expense (income)	7	(372)	56	(424)
	Income tax benefit	124	390	95	502
		$365	$1,156	$280	$1,487

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying values of the ABL Amendment and Second Lien Credit Agreement approximate fair value at June 30, 2024. In May 2021, the Company sold $325,000 of the 2029 Notes, which were outstanding at June 30, 2024 (see Note 4, Long-term debt). The fair value of the 2029 Notes was $290,001 at June 30, 2024, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the six months ended June 30, 2024, the Company granted 686 restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1.8 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively. Compensation cost charged to expense related to share-based compensation arrangements was $2.6 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.

7.
Revenue

At June 30, 2024, the Company had $807.9 million of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include $273.1 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at June 30, 2024. Additionally, it does not include $44.6 million of performance obligations or $12.7 million of options pending award related to offshore wind contracts. Approximately 40% of the Company’s dredging backlog at June 30, 2024 is expected to be completed during the remainder of 2024, with the remaining balance expected to be completed between 2025 and 2026.

Revenue by category

The following series of tables presents the Company's revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2024	2023	2024	2023
Dredging:
Capital—U.S.	$70,747	$38,157	$140,647	$70,632
Coastal protection	70,195	56,490	134,121	107,795
Maintenance	28,464	35,809	92,875	107,737
Rivers & lakes	680	2,211	1,103	4,547
Total revenues	$170,086	$132,667	$368,746	$290,711

The Company’s contract revenues by type of customer, for the periods indicated, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2024	2023	2024	2023
Dredging:
Federal government	$118,687	$107,368	$253,476	$249,530
State and local government	21,463	25,299	69,163	41,181
Private	29,936	-	46,107	—
Total revenues	$170,086	$132,667	$368,746	$290,711

Accounts receivable at June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Completed contracts	$6,810	$2,920
Contracts in progress	42,027	40,743
Retainage	7,806	11,511
	56,643	55,174
Allowance for credit losses	(364)	(364)

Total accounts receivable—net	$56,279	$54,810

The components of contracts in progress at June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$300,495	$206,330
Amounts billed	(246,366)	(196,520)
Costs and earnings in excess of billings for contracts in progress	54,129	9,810
Costs and earnings in excess of billings for completed contracts	16,380	58,925
Total contract revenues in excess of billings	$70,509	$68,735

Current portion of contract revenues in excess of billings	$70,509	$68,735
Long-term contract revenues in excess of billings	—	—
Total contract revenues in excess of billings	$70,509	$68,735

Billings in excess of costs and earnings:
Amounts billed	$(155,330)	$(258,948)
Costs and earnings for contracts in progress	134,756	229,388
Total billings in excess of contract revenues	$(20,574)	$(29,560)

At June 30, 2024 and December 31, 2023, costs to fulfill a contract with a customer recognized as an asset were $21.8 million and $22.2 million, respectively, and are recorded in other current assets and other noncurrent assets in the condensed consolidated balance sheets. These costs relate to pre-contract and pre-construction activities. During the three and six months ended June 30, 2024, the Company amortized $4.0 million and $8.4 million, respectively, of pre-construction costs. During the three and six months ended June 30, 2023, the Company amortized $1.3 million and $5.0 million, respectively, of pre-construction costs.

8.
Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, ACE Holdings, Liberty Mutual Insurance Company, Philadelphia Indemnity Insurance Company, Ascot Insurance Companies and AXIS Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1.0 million to $10.0 million. At June 30, 2024, the Company had outstanding performance bonds with a notional amount of approximately $998.3 million. The revenue value remaining in dredging backlog related to the outstanding performance bonds totaled approximately $448.1 million.

Certain foreign projects performed by the Company have warranty periods, typically spanning between one to three years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period. Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications.

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

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating and financing leases expiring at various dates through 2030. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s ABL Amendment, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its ABL Amendment. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

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

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2024, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 69% of dredging revenues, which is below the average of the three-year period ended December 31, 2023 of 74%. The decrease in the federal government revenue percentage is a result of additional revenues from state and local governments and private customers in the first half of 2024.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. During the second quarter of 2024, the Company commenced and completed regulatory dry dock inspections on two dredges, and completed the regulatory dry dock inspection that commenced during the first quarter of 2024. Two of these dredges are expected to return to work in the third quarter of

2024. By comparison, the Company experienced regulatory dry dock inspections on two dredges in the second quarter of 2023. The Company does not have any regulatory dry dock inspections planned for the remainder of 2024.

As of the end of the second quarter of 2024, the Company had one dredge cold stacked. The cold stacked equipment can be easily reactivated when market conditions are favorable for the Company. During the second quarter of 2024, the Company began the reactivation of one of the previously cold stacked vessels in anticipation of commencing a contract in late 2024 or 2025.

The Company plans to participate in the offshore wind market, and in November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the first U.S. flagged Jones Act compliant, inclined fall-pipe vessel for subsea rock installation for wind turbine foundations, the Acadia, which is expected to be delivered and operational in the second half of 2025. This vessel represents a significant critical advancement in building the U.S. logistics infrastructure to support the future of the new U.S. offshore wind industry. Offshore wind has been recognized around the world as a reliable source of renewable energy. The Company continues to pursue and tender bids, both domestically and internationally, for multiple offshore wind projects for the Acadia, to protect and stabilize offshore wind structures, cables and pipelines.

The offshore wind market reached historic milestones in the first quarter of 2024, with two commercial-scale offshore wind farms becoming operational and supplying power to the grid in New York and Massachusetts. New Jersey also awarded 3.7 gigawatts (“GW”) of Power Purchase Agreements in January 2024, and the results of the tri-state (Massachusetts, Rhode Island, and Connecticut) solicitation for 6 GW of offshore wind, are expected in the third quarter of 2024. In February 2024, the Vineyard Wind project, located about 14 miles off Martha’s Vineyard, completed installation of five turbines and is supplying power to the New England grid, while continuing to install additional turbines. In March 2024, the South Fork Wind project was completed, with all 12 offshore wind turbines constructed and the wind farm successfully delivering power to Long Island and the Rockaways. In June 2024, Equinor and Ørsted signed final power deals with New York State Energy Research & Development Authority for the Empire Wind and Sunrise Wind projects. Notably, the Company has been awarded rock installation contracts for both projects, and expects to be using the Acadia to protect and stabilize foundations and cables for these projects with combined capacity of 1.7 GW. On July 17, 2024, construction began on the Sunrise Wind project which is expected to provide power to approximately 600,000 New York homes. On July 2, 2024, the U.S. Department of the Interior (“DOI”) approved the Atlantic Shores South offshore wind energy project off the New Jersey Coast, which is expected to power close to one million homes with clean renewable energy. This brings total DOI approvals to more than 13 GW of clean energy from offshore wind energy projects. Also in July 2024, the Bureau of Ocean Energy Management approved the construction and operation of two offshore wind energy facilities, New England Wind 1 and New England Wind 2, that could power close to a million homes. In addition to the U.S. offshore wind market, there are several other market opportunities that the Acadia is well suited for, such as rock placement in the international offshore wind market, rock protection over pipelines in the oil and gas and carbon capture markets and telecommunications and power cable protection. As such, we continue to pursue and bid on a number of other offshore wind farm and cable and pipeline protection projects for the Acadia, both domestically and internationally, with work planned for 2026 and beyond.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(82.5)	(86.5)	(79.5)	(89.7)
Gross profit	17.5	13.5	20.5	10.3
General and administrative expenses	9.5	10.9	8.8	9.5
Other gains	(0.5)	(0.2)	(0.8)	(0.1)
Operating income	8.5	2.8	12.5	0.9
Interest expense—net	(2.5)	(2.4)	(2.2)	(2.3)
Other income	0.1	1.5	0.1	0.8
Income (loss) before income taxes	6.1	1.9	10.4	(0.6)
Income tax provision	(1.7)	(0.6)	(2.7)	-
Net income (loss)	4.4	1.3	7.7	(0.6)

Adjusted EBITDA	15.2%	12.5%	18.6%	9.2%

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

The following is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(in thousands)
Net income (loss)	$7,673	$1,733	$28,697	$(1,498)
Adjusted for:
Interest expense—net	4,198	3,175	8,089	6,560
Income tax provision	2,842	796	9,831	5
Depreciation and amortization	11,108	10,937	22,128	21,787
Adjusted EBITDA	$25,821	$16,641	$68,745	$26,854

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2024	2023	Change	2024	2023	Change
Dredging:
Capital—U.S.	$70,747	$38,157	85.4%	$140,647	$70,632	99.1%
Coastal protection	70,195	56,490	24.3%	134,121	107,795	24.4%
Maintenance	28,464	35,809	(20.5)%	92,875	107,737	(13.8)%
Rivers & lakes	680	2,211	(69.2)%	1,103	4,547	(75.7)%
Total revenues	$170,086	$132,667	28.2%	$368,746	$290,711	26.8%

Total revenue was $170.1 million for the three months ended June 30, 2024, up $37.4 million, or 28%, from $132.7 million for the same period in the prior year. For the six months ended June 30, 2024, total revenue was $368.7 million, up $78.0 million, or 27%, from $290.7 million for the same period in the prior year. For the three and six months ended June 30, 2024, the Company experienced a significant increase in domestic capital and coastal protection revenues, due in part to the delivery of the Galveston Island, the Company’s newest hopper dredge which began operations in February 2024, as compared to the same periods in the prior year. These increases were partially offset by decreases in maintenance and rivers & lakes revenues during the current year periods.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended June 30, 2024, domestic capital dredging revenue was $70.7 million, up $32.5 million, or 85%, compared to $38.2 million for the same period in 2023. The increase in capital dredging revenues for the three months ended June 30, 2024 was mostly due to a higher amount of revenue earned on projects in Texas in the second quarter of 2024 when compared to the same period in the prior year. This increase was partially offset by lower revenue earned on projects in Virginia in the current quarter. For the six months ended June 30, 2024, domestic capital dredging revenue was $140.6 million, up $70.0 million, or 99%, compared to $70.6 million for the same period in the prior year. The increase in capital dredging revenues for the six months ended June 30, 2024 was mostly due to a higher amount of revenue earned on projects in Texas in the current year when compared to the prior year period.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended June 30, 2024 was $70.2 million, an increase of $13.7 million, or 24%, compared to $56.5 million in the prior year period. The increase in coastal protection revenue for the three months ended June 30, 2024 was attributable to an increase in the amount of revenue earned on projects in Florida and New Jersey in the current year when compared to the prior year period. This increase was partially offset by lower revenue earned on projects in New York in the current quarter. Coastal protection revenue for the six months ended June 30, 2024 was $134.1 million, an increase of $26.3 million, or 24%, compared to $107.8 million in the prior year period. The increase in coastal protection revenue for the six months ended June 30, 2024 was attributable to an increase in revenue earned on projects in Florida and Alabama in the current year when compared to the prior year period. This increase was partially offset by lower revenue earned on projects in New York in the current year to date period.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the second quarter of 2024 was $28.5 million, down $7.3 million, or 21%, from $35.8 million in the same period of 2023. The decrease in maintenance revenues for the three months ended June 30, 2024 was mostly attributable to a decrease in revenue earned on projects in North Carolina, Alabama and Texas when compared with prior year quarter. This decrease was slightly offset by an increase in revenue earned on projects in Louisiana, Mississippi and Puerto Rico in the current year quarter. Maintenance revenue for the six months ended June 30, 2024 was $92.9 million, down $14.8 million, or 14%, from $107.7 million in the prior year period. The decrease in maintenance revenues for the six months ended June 30, 2024 was primarily attributable to a decrease in revenue earned on projects in North Carolina, South Carolina, Alabama and Texas when compared with prior year quarter. This decrease was slightly offset by an increase in revenue earned on projects in Louisiana, Mississippi and Puerto Rico in the same period in the prior year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the three months ended June 30, 2024, rivers & lakes revenue was $0.7 million, a decrease of $1.5 million, or 69%, from $2.2 million during the same period of 2023. During the six months ended June 30, 2024, rivers & lakes revenue was $1.1 million, a decrease of $3.4 million, or 76%, from $4.5 million in the prior year period. The decrease in river & lakes revenue for the three and six months ended June 30, 2024 was mostly attributable to a decrease in revenue earned on projects in Tennessee and Arkansas as compared to same periods of 2023.

Consolidated gross profit for the three months ended June 30, 2024 was $29.8 million, up $11.9 million, or 66%, compared to $17.9 million in same period of 2023. Gross profit margin for the three months ended June 30, 2024 increased to 17.5% from 13.5% in the same period in the prior year. Consolidated gross profit for the six months ended June 30, 2024 was $75.4 million, up $45.4 million, or 151%, compared to $30.0 million in the same period in the prior year. Gross profit margin for the six months ended June 30, 2024 increased to 20.5% from 10.3% in the same period in the prior year. The higher gross profit and profit margins experienced for the three and six months ended June 30, 2024 were driven by increased revenues as well as improved utilization and project performance in the current year quarter. Additionally, the project mix during the current year periods include a larger proportion of higher margin capital and coastal protection projects than the same periods in the prior year.

During the three and six months ended June 30, 2024, general and administrative expenses were $16.2 million and $32.3 million, respectively, compared to the same periods in the prior year in which the three and six month periods totaled $14.5 million and $27.5 million, respectively. For the three and six months ended June 30, 2024, general and administrative expenses include higher stock compensation and employee benefit expenses, partially offset by lower severance and office expenses.

Operating income for the second quarter of 2024 was $14.6 million, up $10.9 million from $3.7 million in the same period of the prior year. Operating income for the six months ended June 30, 2024 was $46.1 million, up $43.3 million from $2.8 million in the same period of the prior year. The increase in operating income for the three and six months ended June 30, 2024 was a result of higher gross profit, as well as gains on the sale of assets in the current year periods when compared to the same periods in the prior year, partially offset by higher general and administrative expenses in the current year periods when compared to the same periods in the prior year.

For the three months ended June 30, 2024, net interest expense was $4.2 million, $1.0 million higher compared to $3.2 million for the same period in the prior year. Net interest expense for the six months ended June 30, 2024 was $8.1 million, $1.5 million higher compared to $6.6 million for the same period in the prior year. The increase in net interest expense for the three and six months ended June 30, 2024 was primarily due to higher borrowings and the execution of the Second Lien Credit Agreement during the second quarter.

Income tax provision for the three months ended June 30, 2024 was $2.8 million compared to $0.8 million for the same period in the prior year. For the six months ended June 30, 2024, the income tax provision was $9.8 million compared to a negligible income tax provision in the prior year period. The effective tax rate for the six months ended June 30, 2024 was 25.5%, while the effective tax rate for the same period of 2023 was nearly zero. The lower effective tax rate incurred in 2023 was primarily due to near break-even net loss offset by lower deductions for stock compensation in that period.

Net income for the three months ended June 30, 2024 was $7.7 million, up $6.0 million from $1.7 million in the same period in the prior year. Diluted earnings per share was $0.11 per share for the three months ended June 30, 2024, compared to $0.03 per share for the three months ended June 30, 2023. Net income for the six months ended June 30, 2024 was $28.7 million, an increase of $30.2 million, or 2,013%, from a net loss of $1.5 million for the same period in the prior year. Diluted earnings per share were $0.42 for the six months ended June 30, 2024, compared to a diluted loss per share of $0.02 for the six months ended June 30, 2023. The increase in net income for the three and six months ended June 30, 2024 was primarily driven by the substantial improvement to gross profit and the gain on sale of assets. This increase was slightly offset by an increases in general and administrative expenses and the income tax provision.

Adjusted EBITDA (as defined on page 20) for the three months ended June 30, 2024 was $25.8 million, up $9.2 million, from $16.6 million in the same quarter in the prior year. The increase in Adjusted EBITDA during the second quarter of 2024 was driven by the increase in gross profit, excluding depreciation partially offset by an increase in general and administrative expense. For the six months ended June 30, 2024 Adjusted EBITDA was $68.7 million, up $41.8 million, from $26.9 million during the same period in the prior year. The increase in Adjusted EBITDA during the first half of 2024 was driven by the increase in gross profit, excluding depreciation, as well as an increased income tax provision in the current period, partially offset by an increase in general and administrative expense.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2024	2023	2023
Dredging:
Capital—U.S.	$683,131	$741,839	$243,646
Coastal protection	38,205	138,394	34,835
Maintenance	82,070	152,104	147,143
Rivers & lakes	4,468	6,765	8,931
Total backlog	$807,874	$1,039,102	$434,555

Total dredging backlog does not include $273.1 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at June 30, 2024. Additionally, it does not include $44.6 million of performance obligations or $12.7 million of options pending award related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the Acadia, which is expected to be delivered and operational in the second half of 2025.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Additionally, 21% of our June 30, 2024 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

The 2024 Energy and Water Appropriations Bill, which passed in the first quarter, provided a record $8.7 billion in total funding to the Corps for fiscal year 2024. This funding included $5.6 billion for the Corps’ Operations and Maintenance work, $2.8 billion for the Harbor Maintenance Trust Fund to maintain and modernize our nation’s waterways, $2.2 billion for flood and storm damage reduction, and $18 million for Beneficial Use of Dredged Material. In 2023, the Disaster Relief Supplemental Appropriations Act was also approved which included $1.48 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters, and to initiate beach renourishment projects that will increase coastal resiliency. We expect this increased budget and additional funding will continue to support a strong bid market so far in 2024, with a robust beach renourishment market and capital projects for additional phases of the Mobile and Sabine-Neches deepening projects.

The 2025 Corps’ budget is expected to be another record appropriation. On June 28, 2024, the U.S. House of Representatives (the “House”) Energy and Water Appropriations Subcommittee passed their 2025 Appropriations Bill providing the Corps with a budget of $9.96 billion, which is $2.7 billion above the President’s Budget request. The bill includes $5.7 billion for Operations and Maintenance projects, of which $3.1 billion is from the Harbor Maintenance Trust Fund. On August 1, 2024, the Senate Appropriation Committee approved its draft of the 2025 Energy and Water spending bill which provides $10.3 billion in total funding for the Corps.

The Water Resources Development Act (“WRDA”) is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for studies, flood and hurricane protection, dredging, ecosystem restoration and other construction projects aimed at improving rivers and harbors in the United States. WRDA 2022 featured authorization for the New York and New Jersey shipping channels to be deepened to 55 feet, estimated at $6 billion, as well as the Coastal Texas Protection and Restoration Program, estimated at $34.4 billion. The Coastal Texas Protection and Restoration Program includes dune and marsh restoration to safeguard the Texas Gulf Coast from hurricane surges. WRDA 2024 appears to have strong bipartisan support and has already been approved by the U.S. Senate Environment and Public Works Committee and the House Transportation and Infrastructure Committee. The House and Senate approved their versions of WRDA 2024 on July 22, 2024 and August 1, 2024, respectively. The two bodies will now conference to resolve any differences. This moves WRDA 2024 one step closer to full Congressional approval.

The domestic dredging bid market for the quarter ended June 30, 2024 was $561.8 million, a $45.5 million decrease compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for seven domestic capital projects, seven coastal protection projects, nine maintenance projects, and two river maintenance projects. The total domestic dredging bid market through June 30, 2024 was $873.7 million, of which the Company won 9.4%, which is below the Company’s average of 33% for the three-year period ended December 31, 2023. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $807.9 million at June 30, 2024 compared to $1,039.1 million of dredging backlog at December 31, 2023. Total dredging backlog does not include $273.1 million of domestic low bids pending formal award and options pending on projects currently in dredging backlog at June 30, 2024. Additionally, it does not include $44.6 million of performance obligations or $12.7 million of options pending award related to offshore wind contracts. Subsequent to June 30, 2024, the Company was low bidder on additional projects totaling approximately $181.6 million. At December 31, 2023, the total dredging backlog does not include $44.6 million of performance obligations related to offshore wind contracts or $179.4 million of domestic low bids pending formal award and options pending on projects in dredging backlog as of that date. Included in the June 30, 2024 backlog are two LNG projects, including the Rio Grande LNG project, which is the largest project undertaken in the Company's history, and the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal. Subcontractor work has begun on both of these LNG projects and dredging work is anticipated to start in the third quarter of 2024.

Domestic capital dredging backlog at June 30, 2024 was $683.1 million, a decrease of $58.7 million from December 31, 2023. During the six months ended June 30, 2024, the Company was awarded one domestic capital dredging contract in Florida for $59.8 million. During the six months ended June 30, 2024, the Company continued to earn revenue on deepening projects in Virginia and Texas. Government funded projects coming into the pipeline include Sabine-Neches and Mobile. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Coastal protection dredging backlog at June 30, 2024 was $38.2 million, a decrease of $100.2 million from December 31, 2023. During the six months ended June 30, 2024, the Company was awarded one coastal protection project in New Jersey for $13.2 million. During the six months ended June 30, 2024, the Company continued to earn revenue on coastal protection projects in New York, New Jersey, Alabama and Florida, which were in dredging backlog at December 31, 2023. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects.

Maintenance dredging backlog at June 30, 2024 was $82.1 million, a decrease of $70.0 million from December 31, 2023. In the six months ended June 30, 2024, the Company was awarded one maintenance project for a total of $9.3 million in Florida. During the six months ended June 30, 2024, the Company continued to earn revenue on projects in Louisiana, Texas, Mississippi, Puerto Rico and Florida that were in dredging backlog at December 31, 2023.

Rivers & lakes backlog at June 30, 2024 was $4.5 million, a decrease of $2.3 million compared to rivers & lakes backlog at December 31, 2023. For the six months ended June 30, 2024, the Company continued to earn revenue on a project Arkansas which was in dredging backlog at December 31, 2023.

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

The Company’s cash provided by operating activities for the six months ended June 30, 2024 and 2023 was $56.8 million and $34.1 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during the six months ended June 30, 2024, relates primarily to significantly higher current period earnings in the current year, partially offset by the increases in contract revenues in excess of billings, decreases in billings in excess of contract revenues and changes in working capital compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the six months ended June 30, 2024 and 2023 were $55.2 million and $53.6 million, respectively. Investing activities primarily relate to investments in our new build program, normal course upgrades and capital maintenance of the Company’s dredging fleet. During the six months ended June 30, 2024, the Company invested $4.0 million in the

Galveston Island, $15.5 million in the Amelia Island and $36.6 million in the Acadia, as well as maintenance capital expenditures. These investments were partially offset by the disposition of certain equipment for approximately $9.0 million during the current year.

The Company’s cash flows (used in) provided by financing activities for the six months ended June 30, 2024 and 2023 totaled a use of $2.2 million and proceeds of $55.0 million, respectively. The increase in net cash flows used in financing activities is primarily due to net repayments on the Company’s revolving debt facility during the six months ended June 30, 2024 of $90.0 million, compared to net borrowings of $55.0 million on the Company’s revolving debt facility during the six months ended June 30, 2023. On April 24, 2024, the Credit Parties entered into a $150.0 million second lien credit agreement (as amended, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”) with Guggenheim Corporate Funding, LLC, on behalf of one or more clients, as the lender, and Guggenheim Credit Services, LLC as Administrative Agent, Collateral Agent and Lead Arranger. The Company borrowed $100.0 under the Second Lien Credit Agreement on the closing date and has the option to borrow an additional $50.0 million for a period of 12 months following the closing date of the initial loan. The net proceeds from the Second Lien Credit Agreement were used to repay amounts outstanding under the ABL Credit Agreement, to pay fees and expenses associated with the Second Lien Credit Agreement and ABL Amendment and for general corporate purposes, including to fund upcoming new build payments. Additionally, the deferred financing fees associated with the Second Lien Credit Agreement of approximately $11.3 million increased the net cash flows used in financing activities during the six months ended June 30, 2024.

The Company expects to spend between approximately $130 million and $150 million on capital expenditures in 2024 which is comprised of vessels in our new build program and maintenance capital expenditures. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability, proceeds from the Second Lien Credit Agreement and potential new sources of financing.

Commitments, contingencies and liquidity matters

Refer to Note 4, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s ABL Amendment, Second Lien Credit Agreement and 2029 Notes. Additionally, refer to Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

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

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility and the option to borrow additional funds under the Second Lien Credit Agreement will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial covenants under the ABL Amendment, Second Lien Credit Agreement and bonding agreements, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of June 30, 2024 has not materially changed since December 31, 2023. The market risk profile of the Company on December 31, 2023 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the six months ended June 30, 2024 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

On May 16, 2024, Lasse Petterson, Director and President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 500,000 shares of our common stock by May 31, 2025.

During the quarterly period ended June 30, 2024, none of our other officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Number	Document Description

3.1	Second Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Corporation, effective May 9, 2024. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL") *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

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

Date: August 6, 2024