Form 10-Q
period 2024-09-30
Great Lakes Dredge & Dock CORP
filed 2024-11-05
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, 67,272,067 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2024

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,037	$22,841
Accounts receivable—net	42,506	54,810
Contract revenues in excess of billings	91,799	68,735
Inventories	34,961	33,912
Prepaid expenses	1,441	1,486
Other current assets	31,988	44,544
Total current assets	214,732	226,328

PROPERTY AND EQUIPMENT—Net	681,552	614,608
OPERATING LEASE ASSETS	66,522	88,398
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	84,016	86,325
OTHER	21,941	18,605
TOTAL	$1,145,339	$1,110,840

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$94,612	$83,835
Accrued expenses	44,062	37,361
Operating lease liabilities	23,435	28,687
Billings in excess of contract revenues	15,613	29,560
Total current liabilities	177,722	179,443

LONG-TERM DEBT	412,531	412,070
OPERATING LEASE LIABILITIES—Noncurrent	44,406	61,444
DEFERRED INCOME TAXES	73,501	62,232
OTHER	11,770	10,103
Total liabilities	719,930	725,292

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 90,000 authorized, 67,272 and 66,623 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	7	6
Additional paid-in capital	320,971	317,337
Retained earnings	107,769	70,220
Accumulated other comprehensive loss	(3,338)	(2,015)
Total equity	425,409	385,548
TOTAL	$1,145,339	$1,110,840

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Contract revenues	$191,173	$117,185	$559,919	$407,896
Costs of contract revenues	154,940	108,155	448,272	368,832
Gross profit	36,233	9,030	111,647	39,064
General and administrative expenses	19,815	14,188	52,087	41,667
Other gains	(276)	(35)	(3,198)	(296)
Operating income (loss)	16,694	(5,123)	62,758	(2,307)
Interest expense—net	(4,888)	(2,762)	(12,977)	(9,322)
Other income (expense)	200	(78)	753	2,173
Income (loss) before income taxes	12,006	(7,963)	50,534	(9,456)
Income tax (provision) benefit	(3,154)	1,809	(12,985)	1,804
Net income (loss)	$8,852	$(6,154)	$37,549	$(7,652)

Basic earnings (loss) per share	$0.13	$(0.09)	$0.56	$(0.12)
Basic weighted average shares	67,217	66,532	67,021	66,419

Diluted earnings (loss) per share	$0.13	$(0.09)	$0.55	$(0.12)
Diluted weighted average shares	67,830	66,532	67,687	66,419

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income (loss)	$8,852	$(6,154)	$37,549	$(7,652)
Net change in cash flow derivative hedges—net of tax (1)	(2,661)	2,155	(1,323)	1,724
Comprehensive income (loss)	$6,191	$(3,999)	$36,226	$(5,928)

(1)
Net of income tax benefit (provision) of $900 and $(728) for the three months ended September 30, 2024 and 2023, respectively. Net of income tax benefit (provision) of $447 and $(583) for the nine months ended September 30, 2024 and 2023, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	(Loss) Income	Total

BALANCE—January 1, 2024	66,623	$6	$317,337	$70,220	$(2,015)	$385,548
Share-based compensation	29	1	3,338	—	—	3,339
Vesting of restricted stock units and impact of shares withheld for taxes	411	—	(1,332)	—	—	(1,332)
Exercise of options and purchases from employee stock plans	209	—	1,628	—	—	1,628
Net income	—	—	—	37,549	—	37,549
Other comprehensive loss—net of tax	—	—	—	—	(1,323)	(1,323)
BALANCE—September 30, 2024	67,272	$7	$320,971	$107,769	$(3,338)	$425,409

BALANCE—January 1, 2023	66,188	$6	$312,091	$56,314	$(191)	$368,220
Share-based compensation	45	1	3,728	—	—	3,729
Vesting of restricted stock units and impact of shares withheld for taxes	156	—	(603)	—	—	(603)
Exercise of options and purchases from employee stock plans	223	—	551	—	—	551
Net loss	—	—	—	(7,652)	—	(7,652)
Other comprehensive income—net of tax	—	—	—	—	1,724	1,724
BALANCE—September 30, 2023	66,612	$7	$315,767	$48,662	$1,533	$365,969

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	(Loss) Income	Total

BALANCE—June 30, 2024	67,189	$7	$319,776	$98,917	$(677)	$418,023
Share-based compensation	8	—	942	—	—	942
Vesting of restricted stock units and impact of shares withheld for taxes	-	—	(362)	—	—	(362)
Exercise of options and purchases from employee stock plans	75	—	615	—	—	615
Net income	—	—	—	8,852	—	8,852
Other comprehensive loss—net of tax	—	—	—	—	(2,661)	(2,661)
BALANCE—September 30, 2024	67,272	$7	$320,971	$107,769	$(3,338)	$425,409

BALANCE—June 30, 2023	66,492	$7	$314,321	$54,816	$(622)	$368,522
Share-based compensation	12	—	1,518	—	—	1,518
Vesting of restricted stock units and impact of shares withheld for taxes	—	—	(61)	—	—	(61)
Exercise of options and purchases from employee stock plans	108	—	(11)	—	—	(11)
Net loss	—	—	—	(6,154)	—	(6,154)
Other comprehensive income—net of tax	—	—	—	—	2,155	2,155
BALANCE—September 30, 2023	66,612	$7	$315,767	$48,662	$1,533	$365,969

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$37,549	$(7,652)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	32,217	32,320
Deferred income taxes	11,716	(1,804)
Gain on sale of assets	(3,097)	(296)
Amortization of capitalized contract costs	12,841	6,582
Amortization of deferred financing fees	1,723	724
Share-based compensation expense	6,096	4,209
Changes in assets and liabilities:		-
Accounts receivable	12,304	15,654
Contract revenues in excess of billings	(23,064)	16,632
Inventories	1,260	(10,352)
Prepaid expenses and other current assets	(1,289)	(10,195)
Accounts payable and accrued expenses	12,255	(11,005)
Billings in excess of contract revenues	(13,947)	19,478
Other noncurrent assets and liabilities	(2,983)	(4,718)
Cash provided by operating activities	83,581	49,577
INVESTING ACTIVITIES:
Purchases of property and equipment	(102,532)	(98,193)
Proceeds from dispositions of property and equipment	9,329	1,215
Cash used in investing activities	(93,203)	(96,978)
FINANCING ACTIVITIES:
Deferred financing fees	(10,897)	—
Taxes paid on settlement of vested share awards	(1,332)	(603)
Exercise of options and purchases from employee stock plans	1,628	551
Borrowing under revolving loans	31,000	120,000
Borrowing under Second Lien Credit Agreement	100,000	—
Repayments of revolving loans	(121,000)	(65,000)
Payments on finance lease obligations	(1,501)	—
Cash (used in) provided by financing activities	(2,102)	54,948
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,724)	7,547
Cash, cash equivalents and restricted cash at beginning of period	23,761	6,546
Cash, cash equivalents and restricted cash at end of period	$12,037	$14,093

Supplemental Cash Flow Information
Cash paid for interest	$17,452	$10,742
Cash paid for income taxes	$1,491	$281

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$3,320	$5,191

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.
Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2024 and December 31, 2023, and its results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. When conducting the annual impairment test for goodwill, the Company can choose to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is below its carrying value. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. The Company also may elect to forego the qualitative and move directly to the quantitative impairment test. The Company performed its annual test of impairment as of July 1, 2024. The Company assessed qualitative factors for any indications of potential impairment of the reporting unit. Upon completing this assessment, it was determined that the fair value of the reporting unit is more likely than not greater than its carrying value as of the assessment date and, as a result, a quantitative test was not performed. The Company will continue to monitor for changes in facts or circumstances that may impact its estimates. The Company will perform its next scheduled annual impairment test of goodwill in the third quarter of 2025 should no triggering events occur which would require a test prior to the next annual test.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. ASU 2023-07 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. ASU 2023-07 will not have an impact on our consolidated balance sheets, statements of operations or cash flows, but will affect our financial statement disclosures as discussed above.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income (loss)	$8,852	$(6,154)	$37,549	$(7,652)

Weighted-average common shares outstanding — basic	67,217	66,532	67,021	66,419
Effect of stock options and restricted stock units	613	—	666	—

Weighted-average common shares outstanding — diluted	67,830	66,532	67,687	66,419

Earnings (loss) per share — basic	$0.13	$(0.09)	$0.56	$(0.12)
Earnings (loss) per share — diluted	$0.13	$(0.09)	$0.55	$(0.12)

For the three and nine months ended September 30, 2023, respectively, 652 and 427 stock options (“NQSOs”) and restricted stock units (“RSUs”) were excluded from the diluted weighted average common shares outstanding because the Company incurred a loss during these periods.

For the three and nine months ended September 30, 2024, respectively, there were 56 and 59 stock options and restricted stock units excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive. For the three and nine months ended September 30, 2023, respectively, there were no NQSOs and RSUs excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3.
Property and equipment

Property and equipment at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023

Land	$9,348	$9,348
Buildings and improvements	1,314	1,314
Furniture and fixtures	20,644	20,090
Operating equipment	920,618	803,954
Construction in progress	235,942	264,674
Total property and equipment	1,187,866	1,099,380
Accumulated depreciation	(506,314)	(484,772)
Property and equipment—net	$681,552	$614,608

4.
Accrued expenses

Accrued expenses at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023

Payroll and employee benefits	$15,268	$11,986
Insurance	14,397	12,521
Interest	5,962	2,388
Fuel hedge contracts	3,467	2,918
Income and other taxes	2,082	1,900
Finance lease liabilities	1,793	1,047
Contract reserves	-	3,964
Other	1,093	637
Total accrued expenses	$44,062	$37,361

5.
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

The Company had $100.0 million and zero borrowings on the Second Lien Credit Agreement as of September 30, 2024 and December 31, 2023, respectively. The weighted average interest rate on the Second Lien Credit Agreement borrowings during the quarter ended September 30, 2024 is 13.02%.

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

The Company had zero and $90.0 million borrowings on the revolver as of September 30, 2024 and December 31, 2023, respectively. There were $43.4 million and $49.8 million letters of credit outstanding as of September 30, 2024 and December 31, 2023, respectively. The Company had $256.3 million and $122.3 million of availability under the ABL Amendment as of September 30, 2024 and December 31, 2023, respectively. Availability was suppressed by $0.3 and $37.9 million as of September 30, 2024 and December 31, 2023, respectively, as a result of certain limitations of borrowing related to reserves and compliance with the Company’s obligations set forth in the ABL Credit Agreement.

Capitalized terms used but not defined herein in Note 5, Long-term debt, shall have the meanings ascribed to such terms in the Second Lien Credit Agreement and the ABL Amendment, as applicable.

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

The weighted average interest rates on the Company’s outstanding borrowings, after adjusting for the effects of interest rate swaps, were 6.81%, and 5.57% as of September 30, 2024 and December 31, 2023, respectively.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At times, the Company holds certain derivative contracts that it uses to manage commodity price risk, foreign currency risk or interest rate risk. The Company does not hold or issue derivatives for speculative or trading purposes. The fair values of these financial instruments are summarized as follows:

		Fair Value at
	Fair Value Hierarchy Levels
		September 30, 2024		December 31, 2023
		Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$—	$3,467	$—	$2,918
Foreign currency exchange hedge contracts	2	2	21	358	—
Interest rate swaps	2	—	536	—	—
Total derivatives		$2	$4,024	$358	$2,918

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

As of September 30, 2024, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through February 2026. As of September 30, 2024, there were 9.1 million gallons remaining on these contracts representing forecasted domestic fuel purchases through February 2026. Under these swap agreements, the Company will pay fixed prices ranging from $2.35 to $2.90 per gallon.

At September 30, 2024 and December 31, 2023, the fair value liabilities of the fuel hedge contracts were estimated to be $3.5 million and $2.9 million, respectively, and are recorded in accrued expenses in the condensed consolidated balance sheets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2024 were $882. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2024 will be reclassified into earnings over the next seventeen months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the condensed consolidated statements of operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

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

As of September 30, 2024, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. As of September 30, 2024, there were 2.9 million Euro of payments remaining on these hedge contracts. Under these hedge contracts, the Company will pay fixed prices ranging from $1.11 to $1.13 per Euro.

As of September 30, 2024, the fair value liability of foreign currency exchange hedge contracts was $21 and is recorded in accrued expenses in the condensed consolidated balance sheets. As of December 31, 2023, the fair value asset of foreign currency exchange hedge contracts was $358 and is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. For foreign currency exchange hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2024 were $42. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2024 will be reclassified into earnings over the next two months, corresponding to the period during which the hedged currency is expected to be utilized. Changes in the fair value of foreign currency exchange hedge contracts not considered highly effective are recorded as other expenses in the condensed consolidated statements of operations. The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

Interest rate swaps

The Company is exposed to certain market risks, including interest rate risks related to the floating interest rates on its variable rate debt. The Company has entered into interest rate swaps to convert a portion of its variable rate debt into fixed-rate debt and hedge the risk that fluctuations in interest rates could have an adverse impact on net interest expense.

As of September 30, 2024, the Company was party to two interest rate swaps with a total notional value of $75 million effective August 5, 2024 and a maturity date of August 24, 2026. Under these interest rate swaps, the Company will pay a weighted average fixed rate of 3.873% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting a portion of its floating-rate debt to a weighted average fixed interest rate of 11.623%.

As of September 30, 2024 the fair value liability of the Company’s interest rate swaps was $536 and is recorded in accrued expenses in the condensed consolidated balance sheets. For interest rate swaps considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2024 were $112. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2024 will be reclassified into earnings over the next twenty three months, corresponding to the period during which the interest rate swap is expected to be utilized. Changes in the fair value of interest rate swaps not considered highly effective are recorded as interest expense in the condensed consolidated statements of operations. The fair values of interest rate swaps are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these interest rate swaps using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative losses (gains) to earnings—net of tax	$644	$(297)	$882	$1,507
Change in fair value of derivatives—net of tax	(2,993)	3,271	(1,293)	1,113
Net change in cash flow derivative fuel hedges—net of tax	$(2,349)	$2,974	$(411)	$2,620

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative losses (gains) to earnings—net of tax	$—	$(198)	$42	$(519)
Change in fair value of derivatives—net of tax	89	(621)	(553)	(377)
Net change in cash flow derivative foreign currency hedges—net of tax	$89	$(819)	$(511)	$(896)

Interest Rate Swaps
Reclassification of derivative gains to earnings—net of tax	$(112)	$—	$(112)	$—
Change in fair value of derivatives—net of tax	(289)	—	(289)	—
Net change in cash flow derivative foreign currency hedges—net of tax	$(401)	$—	$(401)	$—
Total net change in cash flow derivative hedges - net of tax	$(2,661)	$2,155	$(1,323)	$1,724

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2024	2023	2024	2023
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$861	$(649)	$1,180	$1,425
Foreign currency exchange hedge contracts	Other income (expense)	—	(13)	56	(437)
Interest rate swaps	Interest expense—net	(149)	—	(149)	—
	Income tax (provision) benefit	180	(167)	275	—
		$532	$(495)	$812	$988

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying values of the ABL Amendment and Second Lien Credit Agreement approximate fair value at September 30, 2024. In May 2021, the Company sold $325.0 million of the 2029 Notes, which were outstanding at September 30, 2024 (see Note 5, Long-term debt). The fair value of the 2029 Notes was $302.1 million at September 30, 2024, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

The Prior Plan permitted the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees and directors for up to 3.3 million shares of common stock, plus an additional 1.7 million shares underlying equity awards issued under the 2007 Long-Term Incentive Plan. The Company may also issue share-based compensation as inducement awards to new employees upon approval of the Company’s board of directors and/or the applicable committee or committees thereof, as may be required.

During the nine months ended September 30, 2024, the Company granted 824 restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $3.5 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. Compensation cost charged to expense related to share-based compensation arrangements was $6.1 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively.

8.
Revenue

At September 30, 2024, the Company had $1.21 billion of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include $465.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at September 30, 2024. Additionally, it does not include $44.9 million of performance obligations or $12.7 million of options pending award related to offshore wind contracts. Approximately 18% of the Company’s dredging backlog at September 30, 2024 is expected to be completed during the remainder of 2024, with the remaining balance expected to be completed between 2025 and 2026.

Revenue by category

The following series of tables presents the Company's revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2024	2023	2024	2023
Dredging:
Capital—U.S.	$108,682	$54,602	$249,329	$125,234
Coastal protection	43,913	23,567	178,034	131,362
Maintenance	37,867	33,816	130,742	141,553
Rivers & lakes	711	5,200	1,814	9,747
Total revenues	$191,173	$117,185	$559,919	$407,896

The Company’s contract revenues by type of customer, for the periods indicated, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2024	2023	2024	2023
Dredging:
Federal government	$85,876	$78,681	$339,352	$328,211
State and local government	39,330	33,316	108,493	74,497
Private	65,967	5,188	112,074	5,188
Total revenues	$191,173	$117,185	$559,919	$407,896

Accounts receivable at September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Completed contracts	$741	$2,920
Contracts in progress	34,244	40,743
Retainage	7,885	11,511
	42,870	55,174
Allowance for credit losses	(364)	(364)

Total accounts receivable—net	$42,506	$54,810

The components of contracts in progress at September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$306,386	$206,330
Amounts billed	(231,134)	(196,520)
Costs and earnings in excess of billings for contracts in progress	75,252	9,810
Costs and earnings in excess of billings for completed contracts	16,547	58,925
Total contract revenues in excess of billings	$91,799	$68,735

Current portion of contract revenues in excess of billings	$91,799	$68,735
Long-term contract revenues in excess of billings	—	—
Total contract revenues in excess of billings	$91,799	$68,735

Billings in excess of costs and earnings:
Amounts billed	$(94,545)	$(258,948)
Costs and earnings for contracts in progress	78,932	229,388
Total billings in excess of contract revenues	$(15,613)	$(29,560)

At September 30, 2024 and December 31, 2023, costs to fulfill a contract with a customer recognized as an asset were $22.1 million and $22.2 million, respectively, and are recorded in other current assets and other noncurrent assets in the condensed consolidated balance sheets. These costs relate to pre-contract and pre-construction activities. During the three and nine months ended September 30, 2024, the Company amortized $4.4 million and $12.8 million, respectively, of pre-construction costs. During the three and nine months ended September 30, 2023, the Company amortized $1.6 million and $6.6 million, respectively, of pre-construction costs.

9.
Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, ACE Holdings, Liberty Mutual Insurance Company, Philadelphia Indemnity Insurance Company, Ascot Insurance Companies and AXIS Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also has outstanding bonds with Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1.0 million to $10.0 million. At September 30, 2024, the Company had outstanding performance bonds with a notional amount of approximately $1.32 billion. The revenue value remaining in dredging backlog related to the outstanding performance bonds totaled approximately $875.8 million.

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

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against the Company and certain of its subsidiaries. The Company will defend itself vigorously on all matters. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely to the Company. Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, the Company is not currently a party to any material legal proceedings or environmental claims. The Company records an accrual when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of its proceedings, individually or in the aggregate, would be expected to have a material effect on results of operations, cash flows or financial condition.

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

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2024, the Company’s dredging revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 61% of dredging revenues, which is below the average of the three-year period ended December 31, 2023 of 74%. The decrease in the federal government revenue percentage is a result of additional revenues from state and local governments and private customers in the first nine months of 2024.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. During the third quarter of 2024, the Company commenced a regulatory dry dock inspection on one dredge, which was completed in the fourth quarter. By comparison, the

Company did not dry dock any vessels for regulatory inspections and dry docked one vessel for maintenance and repairs in the third quarter of 2023. The Company does not have any regulatory dry dock inspections planned for the remainder of 2024.

As of the end of the third quarter of 2024, the Company had one dredge cold stacked. The cold stacked equipment can be easily reactivated when market conditions are favorable for the Company. During the second quarter of 2024, the Company began the reactivation of one of the previously cold stacked vessels in anticipation of commencing a contract in 2025.

The Company continues to tender bids on several pending LNG projects in an effort to diversify and expand its client base. Included in the Company’s backlog are two LNG projects that were awarded in 2023, the Port Arthur LNG Phase 1 project and the Brownsville Ship Channel project for Next Decade Corporation’s Rio Grande LNG project, which is the largest project undertaken in Great Lakes' history. Dredging began on both capital projects during the third quarter of 2024.

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

The offshore wind market reached historic milestones in the first quarter of 2024, with two commercial-scale offshore wind farms becoming operational and supplying power to the grid in New York and Massachusetts. New Jersey also awarded 3.7 gigawatts (“GW”) of Power Purchase Agreements in January 2024. On September 6, 2024, Massachusetts awarded 2.7 GW in total, which included 1.1 GW on the SouthCoast Wind project, 0.8 GW on New England Wind 1 and up to 0.8 GW on the Vineyard Wind 2 project, with Rhode Island awarding the remaining 0.2 GW on the SouthCoast Wind project. These projects are expected to power over 125,000 Rhode Island homes and 1.4 million Massachusetts homes.

In February 2024, the Vineyard Wind project, located about 14 miles off Martha’s Vineyard, completed installation of five turbines and is supplying power to the New England grid, while continuing to install additional turbines. In March 2024, the South Fork Wind project was completed, with all 12 offshore wind turbines constructed and the wind farm successfully delivering power to Long Island and the Rockaways. In June 2024, Equinor and Ørsted finalized power deals with New York State Energy Research & Development Authority for the Empire Wind I and Sunrise Wind projects. Notably, the Company has been awarded rock installation contracts for both projects, and expects to be using the Acadia to protect and stabilize foundations and cables for these projects with combined capacity of 1.7 GW. On July 17, 2024, construction began on the Sunrise Wind project which is expected to provide power to approximately 600,000 New York homes. Additionally, in July 2024, the Bureau of Ocean Energy Management approved the construction and operation of two offshore wind energy facilities, New England Wind 1 and 2, which are estimated to power close to a million homes. Atlantic Shores 1 and 2 Construction and Operations Plans were approved in October for 2.8 GW, which are estimated to power more than 1 million New Jersey homes.

The U.S. offshore wind development and operational pipeline expanded by 53% over the past year, now boasting a potential generating capacity of approximately 80.5 GW. This growth is attributed to new leasing areas and heightened sector investment. In addition to the U.S. offshore wind market, there are several other market opportunities that the Acadia is well suited for, such as rock placement in the international offshore wind market, rock protection over pipelines in the oil and gas and carbon capture markets and telecommunications and power cable protection. As such, we continue to pursue and bid on a number of other offshore wind farm and cable and pipeline protection projects for the Acadia, both domestically and internationally, with work planned for 2026 and beyond.

Post quarter end, we signed a vessel reservation agreement for the Acadia with an offshore wind developer for a project in the United States. This reservation agreement further demonstrates the unique proposition we bring to the U.S. offshore wind market and provides visibility for additional potential utilization.

Results of operations

The following tables set forth the components of net income (loss) and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(81.0)	(92.3)	(80.1)	(90.4)
Gross profit	19.0	7.7	19.9	9.6
General and administrative expenses	10.4	12.1	9.3	10.2
Other gains	(0.1)	—	(0.6)	(0.1)
Operating income (loss)	8.7	(4.4)	11.2	(0.5)
Interest expense—net	(2.6)	(2.4)	(2.3)	(2.3)
Other income (expense)	0.1	(0.1)	0.1	0.5
Income (loss) before income taxes	6.2	(6.9)	9.0	(2.3)
Income tax (provision) benefit	(1.6)	1.5	(2.3)	0.4
Net income (loss)	4.6	(5.4)	6.7	(1.9)

Adjusted EBITDA	14.1%	4.6%	17.1%	7.9%

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

The following is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(in thousands)
Net income (loss)	$8,852	$(6,154)	$37,549	$(7,652)
Adjusted for:
Interest expense—net	4,888	2,762	12,977	9,322
Income tax (provision) benefit	3,154	(1,809)	12,985	(1,804)
Depreciation and amortization	10,089	10,533	32,217	32,320
Adjusted EBITDA	$26,983	$5,332	$95,728	$32,186

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2024	2023	Change	2024	2023	Change
Dredging:
Capital—U.S.	$108,682	$54,602	99.0%	$249,329	$125,234	99.1%
Coastal protection	43,913	23,567	86.3%	178,034	131,362	35.5%
Maintenance	37,867	33,816	12.0%	130,742	141,553	(7.6)%
Rivers & lakes	711	5,200	(86.3)%	1,814	9,747	(81.4)%
Total revenues	$191,173	$117,185	63.1%	$559,919	$407,896	37.3%

Total revenue was $191.2 million for the three months ended September 30, 2024, up $74.0 million, or 63%, from $117.2 million for the same period in the prior year. For the nine months ended September 30, 2024, total revenue was $559.9 million, up $152.0 million, or 37%, from $407.9 million for the same period in the prior year. For the three and nine months ended September 30, 2024, the Company experienced a significant increase in domestic capital and coastal protection revenues, due to a significant increase in capital and coastal protection project awards and the delivery of the Galveston Island, the Company’s newest hopper dredge which began operations in February 2024, as compared to the same periods in the prior year. These increases were partially offset by a decrease in rivers & lakes revenues during the three months ended September 30, 2024 and decreases in maintenance and rivers & lakes revenues during the nine months ended September 30, 2024.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended September 30, 2024, domestic capital dredging revenue was $108.7 million, up $54.1 million, or 99%, compared to $54.6 million for the same period in 2023. For the nine months ended September 30, 2024, domestic capital dredging revenue was $249.3 million, up $124.1 million, or 99%, compared to $125.2 million for the same period in the prior year. The increase in capital dredging revenues for the three and nine months ended September 30, 2024 was mostly due to a higher amount of revenue earned on projects in Texas in the current year periods when compared to the same periods in the prior year. These increases were partially offset by lower revenue earned on projects in Virginia and Florida in the current year periods.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended September 30, 2024 was $43.9 million, an increase of $20.3 million, or 86%, compared to $23.6 million in the prior year period. The increase in coastal protection revenue for the three months ended September 30, 2024 was attributable to an increase in the amount of revenue earned on projects in Florida in the current year when compared to the prior year period. This increase was partially offset by lower revenue earned on projects in New York and New Jersey in the current quarter. Coastal protection revenue for the nine months ended September 30, 2024 was $178.0 million, an increase of $46.6 million, or 36%, compared to $131.4 million in the prior year period. The increase in coastal protection revenue for the nine months ended September 30, 2024 was attributable to an increase in revenue earned on projects in Florida and Alabama in the current year when compared to the prior year period. This increase was partially offset by lower revenue earned on projects in New York and New Jersey in the current year to date period.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the third quarter of 2024 was $37.9 million, up $4.1 million, or 12%, from $33.8 million in the same period of 2023. The increase in maintenance revenues for the three months ended September 30, 2024 was mostly attributable to an increase in revenue earned on a project in Puerto Rico when compared with prior year quarter. Maintenance revenue for the nine months ended September 30, 2024 was $130.7 million, down $10.9 million, or 8%, from $141.6 million in the prior year period. The decrease in maintenance revenues for the nine months ended September 30, 2024 was primarily attributable to a decrease in revenue earned on projects in North Carolina, South Carolina and Alabama when compared with prior year quarter. This decrease was offset by an increase in revenue earned on projects in Louisiana, Mississippi and Puerto Rico in the same period in the prior year.

Rivers & lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. During the three months ended September 30, 2024, rivers & lakes revenue was $0.7 million, a decrease of $4.5 million, or 86%, from $5.2 million during the same period of 2023. During the nine months ended September 30, 2024, rivers & lakes revenue was $1.8 million, a decrease of $7.9 million, or

81%, from $9.7 million in the prior year period. The decrease in river & lakes revenue for the three and nine months ended September 30, 2024 was mostly attributable to a decrease in revenue earned on projects in Tennessee and Arkansas as compared to same periods of 2023.

Consolidated gross profit for the three months ended September 30, 2024 was $36.2 million, up $27.2 million, or 302%, compared to $9.0 million in same period of 2023. Gross profit margin for the three months ended September 30, 2024 increased to 19.0% from 7.7% in the same period in the prior year. Consolidated gross profit for the nine months ended September 30, 2024 was $111.6 million, up $72.5 million, or 185%, compared to $39.1 million in the same period in the prior year. Gross profit margin for the nine months ended September 30, 2024 increased to 19.9% from 9.6% in the same period in the prior year. The higher gross profit and profit margins experienced for the three and nine months ended September 30, 2024 were driven by increased revenues as well as improved utilization and project performance in the current year quarter. Additionally, the project mix during the current year periods include a larger proportion of higher margin capital and coastal protection projects than the same periods in the prior year.

During the three and nine months ended September 30, 2024, general and administrative expenses were $19.8 million and $52.1 million, respectively, compared to the same periods in the prior year in which the three and nine month periods totaled $14.2 million and $41.7 million, respectively. For the three and nine months ended September 30, 2024, general and administrative expenses include higher incentive compensation and employee benefit expenses, partially offset by lower severance and office expenses.

Operating income for the third quarter of 2024 was $16.7 million, up $21.8 million from an operating loss of $5.1 million in the same period of the prior year. Operating income for the nine months ended September 30, 2024 was $62.8 million, up $65.1 million from an operating loss of $2.3 million in the same period of the prior year. The increase in operating income for the three and nine months ended September 30, 2024 was a result of higher gross profit in the current year periods when compared to the same periods in the prior year, partially offset by higher general and administrative expenses in the current year periods when compared to the same periods in the prior year. Gains on the sale of assets in the current period also contributed to the increase in operating income during the nine months ended September 30, 2024 as compared to the prior year period.

For the three months ended September 30, 2024, net interest expense was $4.9 million, $2.1 million higher compared to $2.8 million for the same period in the prior year. Net interest expense for the nine months ended September 30, 2024 was $13.0 million, $3.7 million higher compared to $9.3 million for the same period in the prior year. The increase in net interest expense for the three and nine months ended September 30, 2024 was primarily due to higher borrowings and the execution of the Second Lien Credit Agreement during the second quarter of 2024.

Income tax provision for the three months ended September 30, 2024 was $3.2 million compared to an income tax benefit of $1.8 million for the same period in the prior year. For the nine months ended September 30, 2024, the income tax provision was $13.0 million compared to an income tax benefit of $1.8 million in the prior year period. The effective tax rate for the nine months ended September 30, 2024 was 25.7%, while the effective tax rate for the same period of 2023 was 19.1%. The lower effective tax rate incurred in 2023 was primarily due to near break-even net loss offset by lower deductions for stock compensation in that period.

Net income for the three months ended September 30, 2024 was $8.9 million, up $15.1 million from a net loss of $6.2 million in the same period in the prior year. Diluted earnings per share was $0.13 per share for the three months ended September 30, 2024, compared to a diluted loss per share of $0.09 per share for the three months ended September 30, 2023. Net income for the nine months ended September 30, 2024 was $37.5 million, an increase of $45.2 million, or 587%, from a net loss of $7.7 million for the same period in the prior year. Diluted earnings per share was $0.55 for the nine months ended September 30, 2024, compared to a diluted loss per share of $0.12 for the nine months ended September 30, 2023. The increase in net income for the three and nine months ended September 30, 2024 was primarily driven by the substantial improvement to operating income in the current year periods when compared to the same periods in the prior year, partially offset by increases in net interest expense and the income tax provision in the current year periods when compared to the same periods in the prior year.

Adjusted EBITDA (as defined on page 21) for the three months ended September 30, 2024 was $27.0 million, up $21.7 million, from $5.3 million in the same quarter in the prior year. The increase in Adjusted EBITDA during the third quarter of 2024 was driven by the increase in gross profit, excluding depreciation partially offset by an increase in general and administrative expense. For the nine months ended September 30, 2024 Adjusted EBITDA was $95.7 million, up $63.5 million, from $32.2 million during the same period in the prior year. The increase in Adjusted EBITDA during the first nine months of 2024 was driven by the increase in gross profit, excluding depreciation, as well as an increased income tax provision in the current period, partially offset by an increase in general and administrative expense.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2024	2023	2023
Dredging:
Capital—U.S.	$898,898	$741,839	$736,322
Coastal protection	218,321	138,394	103,617
Maintenance	89,050	152,104	182,470
Rivers & lakes	6,870	6,765	11,320
Total backlog	$1,213,139	$1,039,102	$1,033,729

Total dredging backlog does not include $465.0 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at September 30, 2024. Additionally, it does not include $44.9 million of performance obligations or $12.7 million of options pending award related to offshore wind contracts. The Company expects to perform on its offshore wind contracts using the Acadia, which is expected to be delivered and operational in the second half of 2025.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Additionally, 50% of our September 30, 2024 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

The 2024 Energy and Water Appropriations Bill, which passed in the first quarter, provided a record $8.7 billion in total funding to the Corps for fiscal year 2024. This funding included $5.6 billion for the Corps’ Operations and Maintenance work and $2.8 billion for the Harbor Maintenance Trust Fund to maintain and modernize our nation’s waterways. In 2023, the Disaster Relief Supplemental Appropriations Act was also approved which included $1.5 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters, and to initiate beach renourishment projects that will increase coastal resiliency. This increased budget and additional funding have supported a strong bid market 2024, with a robust beach renourishment market and several capital projects.

The 2025 Corps’ budget is expected to be another record appropriation. On June 28, 2024, disthe U.S. House of Representatives (the “House”) Energy and Water Appropriations Subcommittee passed their 2025 Appropriations Bill providing the Corps with a budget of $9.96 billion, which is $2.7 billion above the President’s Budget request. The bill includes $5.7 billion for Operations and Maintenance projects, of which $3.1 billion is from the Harbor Maintenance Trust Fund. On August 1, 2024, the Senate Appropriation Committee approved its draft of the 2025 Energy and Water spending bill which provides $10.3 billion in total funding for the Corps. On September 25, 2024, President Biden approved a continuing resolution through December 20, 2024 for the Corps’ fiscal year 2025 budget.

The Water Resources Development Act (“WRDA”) is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for studies, flood and hurricane protection, dredging, ecosystem restoration and other construction projects aimed at improving rivers and harbors in the United States. WRDA 2022 featured authorization for the New York and New Jersey shipping channels to be deepened to 55 feet, as well as the Coastal Texas Protection and Restoration Program, which aims to protect the Texas Gulf Coast from hurricanes. WRDA 2024 appears to have strong bipartisan support and has already been approved by the U.S. Senate Environment and Public Works Committee and the House Transportation and Infrastructure Committee. The House and Senate approved their versions of WRDA 2024 on July 22, 2024 and August 1, 2024, respectively. Currently, the two chambers are working to reconcile the differences in their respective versions of the bill and, once completed, the final version will be sent to the President to be signed into law.

The domestic dredging bid market for the quarter ended September 30, 2024 was $1.31 billion, a $454.9 million increase compared to the same period in the prior year. Total domestic dredging bid market for the current year period included awards for seven domestic capital projects, seven coastal protection projects, nine maintenance projects, and two river maintenance projects. The total domestic dredging bid market through September 30, 2024 was $2.49 billion, of which the Company won 30%, which is close to the Company’s average of 33% for the three-year period ended December 31, 2023. The third quarter and year-to-date domestic dredging bid market totals do not include LNG or offshore wind projects. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $1.21 billion at September 30, 2024 compared to $1.04 billion of dredging backlog at December 31, 2023. Total dredging backlog does not include $465.0 million of domestic low bids pending formal award and options pending on projects currently in dredging backlog at September 30, 2024. Additionally, it does not include $44.9 million of performance obligations or $12.7 million of options pending award related to offshore wind contracts. Subsequent to September 30, 2024, the Company was awarded additional projects totaling approximately $90 million. At December 31, 2023, the total dredging backlog does not include $44.6 million of performance obligations related to offshore wind contracts or $179.4 million of domestic low bids pending formal award and options pending on projects in dredging backlog as of that date. Included in the Company’s backlog at September 30, 2024 and December 31, 2023 are two LNG projects, including the Brownsville Ship Channel project for Next Decade Corporation’s Rio Grande LNG project, which is the largest project undertaken in the Company's history, and the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal. Dredging on both capital projects began during the third quarter of 2024.

Domestic capital dredging backlog at September 30, 2024 was $898.9 million, an increase of $157.1 million from December 31, 2023. During the nine months ended September 30, 2024, the Company was awarded four domestic capital dredging projects in Florida, Alabama, Virginia and Texas totaling $389.1 million. During the nine months ended September 30, 2024, the Company continued to earn revenue on deepening projects in Virginia and Texas. These deepenings continue the trend of ensuring all East Coast and Gulf of Mexico ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Coastal protection dredging backlog at September 30, 2024 was $218.3 million, an increase of $79.9 million from December 31, 2023. During the nine months ended September 30, 2024, the Company was awarded seven coastal protection projects in New Jersey, New York, Massachusetts and Florida totaling $327.2 million. During the nine months ended September 30, 2024, the Company continued to earn revenue on coastal protection projects in New York, New Jersey, Alabama and Florida, which were in dredging backlog at December 31, 2023. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects.

Maintenance dredging backlog at September 30, 2024 was $89.1 million, a decrease of $63.1 million from December 31, 2023. In the nine months ended September 30, 2024, the Company was awarded two maintenance projects for a total of $18.1 million in Florida and Texas. During the nine months ended September 30, 2024, the Company continued to earn revenue on projects in Louisiana, Texas, Mississippi, Puerto Rico and Florida that were in dredging backlog at December 31, 2023.

Rivers & lakes backlog at September 30, 2024 was $6.9 million, an increase of $0.1 million compared to rivers & lakes backlog at December 31, 2023. For the nine months ended September 30, 2024, the Company continued to earn revenue on a project Arkansas which was in dredging backlog at December 31, 2023.

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

The Company’s cash provided by operating activities for the nine months ended September 30, 2024 and 2023 was $83.6 million and $49.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during the nine months ended September 30, 2024, relates primarily to significantly higher current period earnings in the current year, partially offset by the increases in contract revenues in excess of billings, decreases in billings in excess of contract revenues and changes in working capital compared to the same period in the prior year.

The Company’s cash flows used in investing activities for the nine months ended September 30, 2024 and 2023 were $93.2 million and $97.0 million, respectively. Investing activities primarily relate to investments in our new build program, normal course upgrades and capital maintenance of the Company’s dredging fleet. During the nine months ended September 30, 2024, the Company invested $5.1 million in the Galveston Island, $29.1 million in the Amelia Island and $56.0 million in the Acadia, as well as maintenance capital expenditures. These investments were partially offset by the disposition of certain equipment for approximately $9.3 million during the current year.

The Company’s cash flows (used in) provided by financing activities for the nine months ended September 30, 2024 and 2023 totaled a use of $2.1 million and proceeds of $54.9 million, respectively. The decrease in net cash flows used in financing activities is primarily due to net borrowings under the Company’s revolving debt facility and Second Lien Credit Agreement during the nine months ended September 30, 2024 of $10.0 million, compared to net borrowings of $55.0 million on the Company’s revolving debt facility during the nine months ended September 30, 2023. On April 24, 2024, the Credit Parties entered into a $150.0 million second lien credit agreement (as amended, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”) with Guggenheim Corporate Funding, LLC, on behalf of one or more clients, as the lender, and Guggenheim Credit Services, LLC as Administrative Agent, Collateral Agent and Lead Arranger. The Company borrowed $100.0 under the Second Lien Credit Agreement on the closing date and has the option to borrow an additional $50.0 million for a period of 12 months following the closing date of the initial loan. The net proceeds from the Second Lien Credit Agreement were used to repay amounts outstanding under the ABL Credit Agreement, to pay fees and expenses associated with the Second Lien Credit Agreement and ABL Amendment and for general corporate purposes, including to fund upcoming new build payments. Additionally, the deferred financing fees associated with the Second Lien Credit Agreement of approximately $10.9 million increased the net cash flows used in financing activities during the nine months ended September 30, 2024.

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

Commitments, contingencies and liquidity matters

Refer to Note 5, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s ABL Amendment, Second Lien Credit Agreement and 2029 Notes. Additionally, refer to Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all. During the second quarter of 2024, Moody’s Investor Services changed our outlook from negative to stable and reaffirmed our corporate credit rating at B2. In the third quarter of 2024, S&P Global Ratings upgraded our corporate credit rating from CCC+ to B- and reaffirmed our outlook as stable. These credit ratings are below investment grade and could raise our cost of financing. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of September 30, 2024 has not materially changed since December 31, 2023. The market risk profile of the Company on December 31, 2023 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

Except as provided below, there have been no material changes during the nine months ended September 30, 2024 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Our business and operating results could be adversely affected by the political environment and governmental fiscal and monetary policies.

An unpredictable or volatile political environment in the United States, including any social unrest and uncertainty as a result of the 2024 U.S. presidential election, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to be adversely impacted. It is difficult to predict the legislative and regulatory changes that may result due to the upcoming presidential election. A new administration, or a change in the make-up of either the Senate and/or House of Representatives, may cause broader economic changes due to changes in governing ideology and governing style. There is also no certainty that a new administration, or a change in the make-up of either the Senate and/or the House of Representatives, will maintain the level of federal spending and support for the dredging industry and offshore wind development. A significant reduction in such funding or support could materially adversely affect our business and operating results.

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

On August 26, 2024, Lasse Petterson, Director and President and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement previously adopted on May 16, 2024. Such 10b5-1 trading arrangement was intended to satisfy the affirmative defense of Rule 10b5-1 (c) and provided for the sale of up to 500,000 shares of our common stock. 250,000 shares were sold under this 10b5-1 trading arrangement prior to its termination.

During the quarterly period ended September 30, 2024, none of our other officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Date: November 5, 2024