Form 10-K
period 2024-12-31
Great Lakes Dredge & Dock CORP
filed 2025-02-21
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the Registrant was $572,246,283 at June 30, 2024. The aggregate market value was computed using the closing price of the common stock as of June 28, 2024 on the Nasdaq Stock Market. (For purposes of calculating the foregoing amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 17, 2025, 67,282,528 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2025 Annual Meeting of Stockholders.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” “commitment to” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions.

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2024, and in other securities filings by Great Lakes with the SEC.

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

Part I

Item 1. Business.

The terms “we,” “our,” “ours,” “us,” “Great Lakes”, “GLDD” and “Company” refer to Great Lakes Dredge & Dock Corporation and its subsidiaries.

Organization

Great Lakes is the largest provider of dredging services in the United States which is complemented with a long history of performing significant international projects. The Company is also fully engaged in expanding its core business into the offshore energy industry.

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

Operations

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection, maintenance and rivers & lakes. The Company’s “bid market” is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations. The Company experienced an average combined bid market share in the U.S. of 31% over the three-year period ended December 31, 2024, including 28%, 59%, 19% and 16% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively, exclusive of liquefied natural gas (“LNG”) projects.

Domestic Capital (46% of 2024 revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. This work also includes projects to prepare ports and channels for access by larger vessels into LNG terminals. In addition to port and LNG work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Coastal protection (33% of 2024 revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (21% of 2024 revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Rivers & lakes (less than 1% of 2024 revenues). Domestic rivers and lakes dredging and related operations typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. Although the Mississippi River has a large source of projects on which the Company bids, certain dredges used on these projects are more portable and able to be transported to take advantage of the fragmented market. Generally, inland river and lake projects in the northern U.S. take place in non-winter months because frozen waterways significantly reduce contractors’ ability to operate and transport its equipment in the relevant geographies.

Foreign. Foreign capital projects typically involve land reclamations, channel deepening and port infrastructure development. The Company targets foreign opportunities that are well suited to the Company’s equipment and where it faces reduced competition from its European competitors. Historically maintaining a presence in foreign markets has enabled the Company to diversify its customer base and take advantage of differences in global economic development. Over the last two decades, the Company has performed dredging work in the Middle East, Africa, Australia, the Caribbean and Central and South America. No foreign revenues were recognized during 2024. The Company expects to continue targeting foreign capital projects in the future on a case by case basis.

Offshore Energy Market

While the Company continues to reinvest in our core dredging business and renew our dredging fleet, we remain steadfast in our commitment to executing a long-term strategy that maximizes growth opportunities for the Company.

We believe that Great Lakes has established a unique business position with our subsea rock installation (“SRI”) vessel, the Acadia, the first and only Jones Act SRI vessel being constructed in the United States, targeting the offshore wind, oil and gas and telecommunication industries, both domestically and internationally. The Acadia has secured offshore wind rock placement contracts for Equinor’s Empire Wind 1 and Ørsted’s Sunrise Wind projects to protect foundations and cables. In addition, during the fourth quarter, we signed a vessel reservation agreement for the Acadia for another wind project in the United States. All three of these projects are fully permitted and we believe will not be directly impacted by the President’s Executive Order pausing issuance of new offshore wind leases and permits.

In addition to targeting domestic offshore wind projects, the Acadia is also well suited for work outside of U.S. offshore wind and over the past year we have been broadening our target markets for the Acadia to include international offshore wind projects, as well as projects to protect critical subsea infrastructure such as oil and gas pipelines and telecommunication and power cables. These additional markets pave the way for the rebranding of our offshore wind division to Offshore Energy. Entering the Offshore Energy market offers us the opportunity to diversify our client base, enter different markets and grow our bottom line.

The latest BloombergNEF offshore wind market outlook shows global offshore wind expected to grow tenfold by 2040 with a forecast exceeding 700GW of installed power. In addition, according to industry sources, market expectations for telecommunication and oil and gas scour protection projects globally are estimated to require the capacity of approximately 10 rock placement vessels of Acadia’s class. We believe there is an undersupply of rock placement vessels and we are pursuing opportunities in all of the above mentioned markets, which are expected to provide the Acadia with work planned for 2026 and beyond.

We expect to continue to build our offshore energy capabilities, bid on SRI projects and position the Company for growth in the offshore energy markets, as many of our European competitors have done in the international offshore energy markets.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its services:

•
Deep port capital projects. Since the Panama Canal Expansion project, the market for dredging has expanded as most of the East Coast and Gulf ports have deepening and widening projects that are required to better meet the needs of maritime trade and enhance the capabilities to compete for international trade. In addition, shipping line manufacturers continue to deploy larger and deeper ships which require greater channel depths for travel. Many U.S. ports are constrained due to the channel dimension requirements that are needed to accommodate these vessels. The Company has worked on several port deepenings along the East and Gulf coasts over the past years, including our current projects in Brownsville, Port Arthur, Freeport and Mobile. The 2025 U.S. Army Corps of Engineers’ (the “Corps”) budget is expected to be another record appropriation. On June 28, 2024, the U.S. House of Representatives (the “House”) Energy and Water Appropriations Subcommittee passed their 2025 Appropriations Bill providing the Corps with a budget of $9.96 billion, which is $2.7 billion above the President’s Budget request. The bill includes $5.7 billion for Operations and Maintenance projects, of which $3.1 billion is from the Harbor Maintenance Trust Fund (“HMTF”). On August 1, 2024, the Senate Appropriation Committee approved its draft of the 2025 Energy and Water spending bill which provides $10.3 billion in total funding for the Corps. However, these appropriations bills have not yet been passed by the full House or Senate. On December 20, 2024, Congress approved a continuing resolution to provide funding at previously enacted levels through March 14, 2025. Through the increased appropriation of HMTF monies, the Company has seen increased funding for harbor maintenance projects let for bid throughout 2024 and expects this trend to continue in 2025. Corps projects involving deepening, maintenance and coastal dredging are in line for robust funding continuing the trend of recent years. The annual domestic bid market for maintenance dredging over the three-year period ended December 31, 2024 averaged $870 million. The Water Resources Development Act (“WRDA”) is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for studies, flood and hurricane protection, dredging, ecosystem restoration and other construction projects aimed at improving rivers and harbors in the United States. The WRDA of 2022 (“WRDA 2022”)

included funding for deepening the New York and New Jersey shipping channels to 55 feet, as well as the Coastal Texas Protection and Restoration Program, which aims to protect the Texas Gulf Coast from hurricanes. On January 4, 2025, then President Biden signed the WRDA of 2024 (“WRDA 2024”) into law, which includes several capital projects and projects designed to enhance flood protection, improve coastal resilience and support ecosystem restoration. Port deepening projects are essential to maintaining safe and efficient navigation channels in ports and harbors along our coastlines. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, averaged $828 million over the three-year period ended December 31, 2024.
•
Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach projects recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. The 2023 Disaster Relief Supplemental Appropriations Act allocated $1.5 billion for infrastructure repairs and beach renourishment projects. This increased budget and additional funding resulted in a strong bid market in 2024 and we expect to see additional projects in 2025. The annual bid market for domestic coastal protection over the three-year period ended December 31, 2024 averaged $551 million.
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
•
Gulf coast restoration. There has been continued focus on restoring the barrier islands and wetlands that provide natural protection from storms in the Gulf Coast area. Many restoration projects have commenced to repair coastal areas. Several additional projects are being planned by state and local governments to restore natural barriers. The State of Louisiana has proposed an update to its master plan calling for a $50 billion investment in its coastal infrastructure. By law, the Louisiana Coastal Protection and Restoration Authority (“CPRA”) must update its coastal master plan every six years and let the latest science guide each iteration. The 2023 plan marks the fourth released by the agency since it formed in 2005 following Hurricane Katrina. The 2023 plan contains 73 proposed projects aimed to lower the threat of storm surge and maintain as much of a natural buffer between communities and the Gulf of America as possible. Most of those specific projects are for coastal restoration, such as dredging sediment from water bottoms and pumping it elsewhere to create marsh, ridges or other natural features that provide habitat and storm protection. A handful of the projects involve diverting Mississippi River water into nearby bays to reconnect to a natural source of fresh water and sediment. Coastal restoration accounts for half the cost of the plan’s $50 billion aspirations. Many of the Gulf States, including Louisiana, have previously committed to spending a portion of the nearly $20 billion in fines received from the 2015 BP settlement of the Deepwater Horizon oil spill to repair the natural resources impacted by the event including coastal restoration projects that include dredging.
•
Energy projects. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. In turn, several LNG, petrochemical and crude oil projects are creating the need for port development in support of energy exports. Several North American LNG export projects have been delayed over the past couple of years since the pandemic. However, with the increase in LNG prices and sustained worldwide demand, LNG projects are expected to grow over the next several years. Additionally, as the offshore energy market develops in the U.S., port facilities will need to meet specific requirements to be able to service this industry. We anticipate these ports will require investments for port improvements that will include some dredging in order to serve as marshaling ports for various offshore energy projects. The Company continues to expect that future global energy demand will necessitate improvements in the energy infrastructure base and around sources of rich resources and in countries that import or export global energy.

For additional details regarding Operations, including financial information regarding our international and U.S. revenues and long-lived assets, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Customers

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private concerns, such as utilities and oil and gas and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2024, approximately 57% of the Company’s dredging revenues were generated from 33 different contracts with federal agencies or third parties operating under contracts with federal agencies.

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

For contracts under its jurisdiction, the Corps typically prepares a fair and reasonable cost estimate based on the specifications of the project. To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project as well as the ability to obtain a surety bid bond) and submit the lowest responsive bid that does not exceed 125% of the Corps’ original estimate. Contracts for state and local governments are generally awarded to the lowest qualified bidder. Contracts for private customers are awarded based on, among other things, the contractor’s experience, equipment and schedule, safety record and contractual terms, as well as price. While substantially all of the Company’s contracts are competitively bid, some government contracts are awarded through a sole source procurement process involving negotiation between the contractor and the government, while other projects are bid by the Corps through a “request for proposal” process. The request for proposal process benefits both Great Lakes and its customers as customers can award contracts based on factors beyond price, including experience, skill and specialized equipment.

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

The Company has bonding agreements with Argonaut Insurance Company, Liberty Mutual Insurance Company, Philadelphia Indemnity Insurance Company, Ascot Insurance Companies and AXIS Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also currently has outstanding bonds with ACE Holdings, Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 135 year history.

For certain projects, including foreign, private and offshore energy projects, letters of credit or bank guarantees are required as security for the performance and, if applicable, bid or advance payment guarantees. The Company obtains its letters of credit under the ABL Amendment (as defined below). Bid guarantees are usually 2% to 5% of the service provider’s bid. Performance and advance payment guarantees are each typically 5% to 20% of the contract value.

Competition

The U.S. dredging industry is highly fragmented, composed of many small operators, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal waterways, and therefore do not generally compete with Great Lakes except in our rivers & lakes market. Competition is determined by the size and complexity of the job, equipment bonding and certification requirements and government regulations. Competition on rivers & lakes projects is determined primarily based on geographic reach, project execution capability and price. Great Lakes and two other companies comprised approximately 61% of the Company’s defined bid market related to domestic capital (excluding LNG), coastal protection, maintenance and rivers & lakes over the three-year period ended December 31, 2024. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906 (the “Dredging Act”) and Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”) provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below.

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

Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can be relocated quickly from one project to another. Hopper dredges primarily work on coastal protection and maintenance projects. The Company took delivery of a 6,500 cubic yard trailing suction hopper dredge, the Galveston Island, which began operations in February 2024. Additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, with expected delivery in the second half of 2025. The addition of the new Galveston Island and Amelia Island hopper dredges will provide the Company with added capacity and the opportunity to potentially retire older dredges.

Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the channel or ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain dredged materials can be directly pumped for miles with the aid of multiple booster pumps. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines and the placement of the dredged material. Unlike hopper dredges, relocating hydraulic dredges and all their ancillary equipment requires specialized vessels and additional time, and their operations can be impacted by ship traffic and rough waters. Our smaller rivers & lakes hydraulic dredges use pipe sizes ranging from 18” to 22” and operate at between 2,500 and 6,000 total horsepower, while the Company’s other hydraulic dredges use pipe sizes ranging from 18” to 30” and operate at between 1,900 and 16,650 total horsepower. During 2024, the Company retired one of its rivers & lakes hydraulic dredges as part of its ongoing fleet modernization program.

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

Multi Cats. In 2023, the Company took delivery of two Damen multifunctional all-purpose vessels (“Multi Cats”), the Cape Hatteras and the Cape Canaveral. These vessels will greatly improve the safety and efficiency of pipe and anchor operations. The two vessels are the first Damen Multi Cats to be built in the U.S. and are fully compliant with the U.S. Coast Guard and the Corps stability criteria.

The Company has numerous pieces of smaller equipment that support its dredging operations. Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with the rivers & lakes dredges on inland rivers and lakes. The mobility of the fleet enables the Company to move equipment in response to changes in demand.

The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology, to address the changing needs of the dredging market and to retire older, less efficient dredges.

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

Seasonality

Seasonality generally does have a significant impact on the Company’s operations. Moreover, many East Coast coastal protection projects are limited by environmental windows that require work to be performed in winter months to protect wildlife habitats. The Company can mitigate the impact of these environmental restrictions to a certain extent because the Company has the flexibility to reposition its equipment to project sites, if available, that are not limited by these restrictions. In addition, rivers and lakes in the northern U.S. freeze during the winter, significantly reducing the Company’s ability to operate and transport its equipment in the relevant geographies. Fish spawning and flooding can affect dredging operations as well.

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

Weather is difficult to predict and historical records exist for only the last 100-125 years. Changes in weather patterns may cause a deviation from project weather allowances on a more frequent basis and consequently increase or decrease gross profit margin, as applicable, on a project-by-project basis. In a typical year, the Company works on many projects in multiple geographic locations and experiences both positive and negative deviations from project weather allowances. Recent years have seen a marked change in weather patterns, particularly in the Northeastern U.S., which has adversely impacted some of our projects.

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

Human Capital Management

At December 31, 2024, the Company employed 366 full-time salaried and non-exempt personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2024, the Company employed an average of approximately 637 hourly personnel to meet domestic project requirements.

The Company's employees are based across the U.S. with several project locations on the coasts and office locations in Houston, Texas, Oakbrook Terrace, Illinois, Staten Island, New York and Jacksonville, Florida.

At December 31, 2024, the Company employed 12 foreign nationals and 3 local staff to manage and administer its Middle East operations.

The Company seeks to attract, select, hire, retain, incentivize and integrate our existing and future employees. To achieve our goal of attracting and retaining the most talented employees in the industry, we offer a respectful and safe work environment with competitive compensation and benefits that support employees’ physical, financial and emotional health. The principal objective of our equity incentive plans is to attract, retain and motivate executives and selected employees through the granting of stock-based compensation awards. We offer employees benefits including a 401(k) plan with employer contributions; health, life and disability insurance; additional voluntary insurance; paid time off; parental leave; and paid employee assistance programs.

Safety

Safety is a core value at GLDD, and our Incident & Injury Free® (IIF®) safety approach management program is integrated into all aspects of our culture. The Company’s safety culture is committed to training, behavioral based awareness and mutual responsibility for the wellbeing of its employees. The Company’s goal is sustainable safety excellence. Incident prevention in all areas has top priority in the Company’s business planning, in the overall conduct of its business and in the operation and maintenance of our equipment (marine and land) and facilities.

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees - the International Union of Operating Engineers (“IUOE”) Local 25 and the Seafarers International Union (“SIU”). The Company’s master and ancillary contracts with IUOE Local 25 will expire on September 30, 2027. Our agreements with the SIU expire on February 28, 2026. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Based on the Company’s experience and available information, the Company believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. However, the Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be enforced, administered or interpreted or the amount of future expenditures that may be required to comply with these environmental or health and safety laws or regulations or to respond to newly discovered conditions, such as future cleanup matters or other environmental claims.

Information about our Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices currently held by them.

Name	Age	Position
Lasse J. Petterson	68	President, Chief Executive Officer
Scott Kornblau	53	Senior Vice President, Chief Financial Officer
David Johanson	53	Senior Vice President, Project Acquisition & Operations
Christopher G. Gunsten	55	Senior Vice President, Project Services & Fleet Engineering
Eleni Beyko	59	Senior Vice President, Offshore Energy
Vivienne R. Schiffer	65	Senior Vice President, Chief Legal Officer, Chief Compliance Officer & Corporate Secretary
William H. Hanson	68	Senior Vice President, Market Development

Lasse J. Petterson, President, Chief Executive Officer

Mr. Petterson has served as Chief Executive Officer (“CEO”) since May 2017, as a member of our board of directors since 2016 and was also named President in 2020. Mr. Petterson most recently had served as a private consultant to clients in the Oil & Gas sector and served as Chief Operating Officer (“COO”) and Executive Vice President at Chicago Bridge and Iron (“CB&I”) from 2009 to 2013. Reporting directly to the CEO, he was responsible for all of CB&I’s engineering, procurement and construction project operations and sales. Prior to CB&I, Mr. Petterson was CEO of Gearbulk, Ltd., a privately held company that owns and operates one of the largest fleets of gantry craned open hatch bulk vessels in the world. He was also President and COO of AMEC Inc. Americas, a subsidiary of AMEC plc, a British multinational consulting, engineering and project management company. Prior to joining AMEC, Mr. Petterson served in various executive and operational positions for Aker Maritime, Inc., the deepwater division of Aker Maritime ASA of Norway over the course of 20 years. He spent the first nine years of his career in various positions at Norwegian Contractors, an offshore oil & gas platform contractor. Mr. Petterson holds both master’s and bachelor’s degrees from the Norwegian University of Technology.

Scott Kornblau, Senior Vice President and Chief Financial Officer

Mr. Kornblau was named Senior Vice President and Chief Financial Officer (“CFO”) when he joined the Company in October 2021, and also served as Treasurer of the Company from January 2022 through April 2024. In his over 25 years of professional experience prior, Mr. Kornblau has held various finance and leadership positions at Diamond Offshore Drilling, Inc. (“Diamond”), most recently as Senior Vice President and Chief Financial Officer since July 2018. Prior to Mr. Kornblau’s appointment as CFO, he held the roles of acting CFO since December 2017 in addition to his Vice President and Treasurer position at Diamond since January 2017. Mr. Kornblau earned a Bachelor of Arts degree in Accounting from the University of Texas at Austin. Mr. Kornblau is a certified public accountant.

David Johanson, Senior Vice President, Project Acquisition & Operations

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

Christopher G. Gunsten, Senior Vice President, Project Services & Fleet Engineering

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

Eleni Beyko, Senior Vice President, Offshore Energy

Dr. Beyko joined Great Lakes in January 2021 as Senior Vice President, Offshore Wind and currently serves as the Company’s Senior Vice President, Offshore Energy. She is responsible for Offshore Energy strategy, business development and operations. Dr. Beyko has over 20 years’ experience in program engineering, business leadership, and project execution for the automobile and offshore oil and gas markets. Her experience has also included Engineering, Technical Manager, Research & Development – Offshore Technology, and offshore projects. She most recently served as Director, Energy Transition for Americas at TechnipFMC. At TechnipFMC, she was responsible for positioning TechnipFMC to support the transition into new and economically viable wind energy resources, and managing the Makani wind-borne energy spar offshore platform installation in partnership with Shell and Google X. Dr. Beyko graduated with a Diploma from National Technical University Athens in Mechanical Engineering, Naval Architecture & Marine Engineering. She attended the University of Michigan where she earned her MSE, Naval Architecture and Marine Engineering, MSE Applied Mechanics, Mechanical Engineering, Master of Business Administration (MBA) and Ph.D., Naval Architecture and Marine Engineering.

Vivienne R. Schiffer, Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary

Ms. Schiffer joined the Company in December 2020 as Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary. Ms. Schiffer leads the Company's legal, compliance and human resource organizations, providing legal and business counsel. Ms. Schiffer’s specific responsibilities include the oversight of corporate governance, policy and regulatory strategy development, litigation, environmental matters, intellectual property, global corporate compliance, cybersecurity and labor and employment laws. Ms. Schiffer was a corporate and securities partner in the global firm of Thompson & Knight, LLP, now Holland & Knight, LLP, from 2003 to 2010. She was of counsel in the firm’s corporate and securities section from 2011 until 2020. She has over 40 years of experience and has held significant legal, business and operational leadership roles in the industrials sector. Ms. Schiffer earned a Bachelor of Science degree from the University of Central Arkansas and a Juris Doctor degree from Tulane University. A member of the Asian American Journalists Association, Ms. Schiffer holds a certification in sustainability from Stanford University Graduate School of Business and a certification in Cybersecurity Governance for the Board of Directors from the Massachusetts Institute of Technology Sloan School of Management.

William H. Hanson, Senior Vice President, Market Development

Mr. Hanson was named Senior Vice President, Market Development in January 2023 after serving as Senior Vice President - Government Relations & Business Development, a position he had held since March 2020. He was named Vice President of the Company in 2004. Mr. Hanson worked for Connolly Pacific of Long Beach, California before joining GLDD in 1988. Prior to his work at Connolly Pacific, Mr. Hanson was with the U.S. Army Corps of Engineers. Mr. Hanson serves on several Federal Advisory Committees as well as on boards of groups with national and regional interest to the Company and several academic advisory boards related to ocean and coastal engineering. Mr. Hanson is an Ocean Engineering graduate of Texas A&M University where he was named a distinguished alumnus in 2013.

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
•
The political environment and governmental fiscal and monetary policies;
•
Cost over-runs, operating cost inflation and potential claims for liquidated damages, particularly with respect to our fixed-price contracts;
•
The timing of our performance on contracts and new contracts being awarded to us;
•
Significant liabilities that could be imposed were we to fail to comply with government contracting regulations;
•
Project delays related to the increasingly negative impacts of climate change or other unusual, non-historical weather patterns;
•
Costs necessary to operate and maintain our existing vessels and the construction of new vessels, including with respect to changes in applicable regulations or standards;
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
•
Our ability to obtain financing for the construction of new vessels, including our new offshore energy vessel;

•
Our ability to secure contracts to utilize our new offshore energy vessel;
•
Unforeseen delays and cost overruns related to the construction of our new vessels;
•
Any failure to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified, repealed or interpreted differently;
•
Our ability to comply with anti-discrimination laws, including those pertaining to diversity, equity and inclusion programs;
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
•
Any liabilities imposed on us for the obligations of joint ventures and similar arrangements and subcontractors;
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
•
Foreign exchange risks, in particular, related to the new offshore energy vessel build;
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

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Federal government revenue (in US $1,000)	$430,980	$438,790	$431,705
Percent of revenue from federal government	57%	74%	67%

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

An unpredictable or volatile political environment in the United States, including any social unrest and uncertainty as a result of the 2024 U.S. presidential election, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor and regulatory sentiments, any one or more of which in turn could cause our business and financial results to be adversely impacted. It is difficult to predict the legislative and regulatory impacts that may result from the change in presidential administration or the change in the make-up of either the Senate or House of Representatives, and such changes may cause broader economic impacts due to shifts in governing ideology and governing style, and we may be subject to new or changing laws or regulations that may be promulgated in the future. There is no certainty that any presidential administration or Senate and/or the House of Representatives will maintain the level of federal spending and support for the dredging industry and offshore energy development. For example, President Trump has recently signed an Executive Order pausing the issuance of new or renewing offshore wind leases and permits that could have resulted in additional contracted work for the Company. A significant reduction in such funding or support could materially adversely affect our business and operating results.

Our significant number of fixed-price contracts subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages. If we are unable to accurately estimate our project costs our profitability could suffer.

We conduct our business under various types of contracts where costs are estimated in advance of our performance. Most dredging contracts are fixed-price contracts where the customer pays a fixed price per unit (e.g., cubic yard) of material dredged. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, weather delays, operational difficulties and other changes that can occur over the contract period. If our estimates prove inaccurate, if there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated conditions or technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, inclement or hazardous weather conditions, changes in cost of equipment or materials or our suppliers’ or subcontractors’ inability to perform, then cost over-runs and delays in performance are likely to occur. We may not be able to obtain compensation for additional work performed or expenses incurred, or may be delayed in receiving necessary approvals or payments. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. If we were to significantly underestimate the costs on one or more significant contracts, the resulting losses could have a material adverse effect on our business, operating results, cash flows or financial condition.

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
•
inclement or hazardous weather conditions, including non-historical weather patterns, particularly in the Northeastern United States, that may result in underestimated delays in dredging, disruption or early termination of projects, unanticipated recovery costs or liability exposure and additional contract expenses;
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

In addition, we may be subject to litigation brought by private individuals on behalf of the government relating to our government contracts, referred to in this annual report as “qui tam” actions, which could include claims for up to treble damages. Qui tam actions are sealed by the court at the time of filing. The only parties privy to the information in the complaint are the complainant, the U.S. government and the court. Therefore, it is possible that qui tam actions have been filed against us and it is possible that we are subject to liability exposure arising out of qui tam actions.

Project delays related to the increasingly negative impacts of climate change or other unusual, non-historical weather patterns have and may continue to impact our ability to perform projects on time and on budget and therefore could materially adversely affect our business operations, revenues and profits.

The timely and efficient performance of our projects are dependent on weather conditions. Severe storms or other weather-related problems may deviate from expected historical weather patterns as a result of climate change or other factors, and can, and have, caused substantial delays on our projects. Delays, such as those we experienced in 2022, may affect our ability to perform on our projects or increase the cost of our performing certain projects, and may result in our inability to perform certain projects on time and on budget. We attempt to plan for all scenarios and assign risk when bidding on projects. For example, we have updated our modeling for current and future weather patterns to better estimate those costs. We expect that the severity of unusual storms and weather patterns will continue to fluctuate and may continue to adversely impact our ability to complete projects on time and on budget and therefore could materially adversely affect our business operations, revenues and profits.

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

The average age of our more significant vessels as of December 31, 2024, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hydraulic Dredges	7	47
Hopper Dredges	5	25
Mechanical Dredges	4	52
Unloaders	1	41
Drillboats	1	41
Material and Other Barges	91	25
Total	109	28

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

In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations, standards imposed by vessel classification societies and customer requirements or competition, may require us to make significant additional expenditures. For example, if the U.S. Coast Guard enacts new standards, we may be required to incur expenditures for alterations or the addition of new equipment (e.g., more fuel-efficient engines). In order to satisfy any such requirements, we may need to take our vessels out of service for extended periods of time, with corresponding losses of revenues.

Equipment or mechanical failures could result in increased costs, project delays and reduced revenues.

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2024 was 28 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur, resulting in loss of revenue.

A pandemic, epidemic or outbreak of an infectious disease affecting our markets or impacting our facilities or suppliers could adversely impact our business.

If another pandemic, epidemic or outbreak of an infectious disease or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. Another pandemic could cause disruptions in and restrictions on our ability to travel, and in the future these disruptions and restrictions could restrict our ability to perform work for future projects in different locations. If an infectious disease were to have a widespread outbreak at one or more of our vessels or facilities, our operations may be affected significantly, our productivity may be affected, key personnel necessary to conduct our operations or replacement crew may be unavailable, our ability to complete projects in accordance with our contractual obligations may be affected and we may incur increased labor and materials costs. If the shipyards with which we contract were affected by an outbreak of infectious disease, repairs of our vessels as well as new construction may be delayed and we may incur increased labor and materials costs and our ability to perform our projects on time may be adversely affected. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

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

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Oil Pollution Act of 1990 impose strict and, under some circumstances joint and several, liability on owners and lessees of land and facilities as well as owners and operators of vessels. Such obligations may include investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. Our past and ongoing operations involve the use, and from time to time the release or discharge, of regulated materials which could result in liability under these and other environmental laws. We have remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

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

Environmental requirements have generally become more stringent over time, for example in the areas of air emissions controls for vessels and ballast treatment and handling. New laws or stricter enforcement of existing laws or the discovery of currently unknown conditions or accidental discharges of regulated materials in the future could cause us to incur additional costs for environmental matters which might be significant.

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

Many jurisdictions, including the European Union and California, have regulations which would require us to report emissions data from our operations. If we were to perform projects in jurisdictions with emissions reporting requirements, it may require a substantial outlay of capital by the Company, as well as management time and attention to ensure the Company's compliance.

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our total backlog (53% as of December 31, 2024) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our backlog from federal government contracts as of December 31, 2024, 2023, and 2022 and the percentage of those contracts to total backlog as of the same date.

	Year Ended December 31,
	2024	2023	2022
Federal government backlog (in US $1,000)	$662,933	$350,242	$290,694
Percentage of total backlog from federal government	53%	32%	77%

Although we do not currently have any international projects, if we were to engage in a new foreign project, we may have backlog with foreign governments that use local laws and regulations to change the terms of a contract in backlog or to limit our ability to receive payment on a timely basis. In addition to our United States federal contracts, our other contracts in backlog are with state and local municipalities or private companies that may have funding constraints or impose restrictions on timing. The termination, modification or suspension of projects currently in backlog could have a material adverse effect on our business, operating results, cash flows or financial condition. As of December 31, 2024, approximately 29% of the Company’s total backlog is from two private customers.

Loss of a single customer contract could significantly decrease revenue.

Our individual customer contracts may relate to large-scale projects that can be responsible for a significant portion of our revenue and/or backlog. Loss of any current customer contract could significantly decrease our revenue or expected revenue. Lower utilization, workforce reductions or asset relocations, resulting from the loss of a customer contract or otherwise, could have a material adverse effect on our business, operating results, cash flows or financial condition.

Inability to obtain secure financing or financing on favorable terms for our new vessels could negatively impact our business, financial position and/or results of operations.

We have previously disclosed our plans to build new vessels which requires significant capital expenditures. Unforeseen issues could arise in our ability to obtain secure financing or to obtain secure financing on terms favorable to us for building such vessels. This includes our new offshore energy vessel, the second new build hopper dredge, and other potential future vessels. The inability to obtain favorable financing may also impact our ability to bring the new vessels into service within the timeline anticipated by the Company, which may have an adverse effect on our business, financial position and/or results of operations.

Inability to secure contracts to utilize new offshore energy vessel could adversely impact our business strategy and have a material adverse effect on our operating results, cash flows or financial condition.

We have previously disclosed the build of our new offshore energy vessel that is in progress. Our ability to obtain customers and/or contracts on terms favorable to the Company to utilize this new vessel for subsea rock installation for wind turbines could be impacted by unforeseen market conditions or changing political climates. As the costs to build this new vessel have already been incurred, the lack of a secure customer base and favorable secure contracts could have a material adverse effect on the Company’s business, financial position and results of operations. Towards the end of 2023, the Company saw several cancellations of Power Purchase Agreements (“PPAs”) that were entered into in 2018 and 2019, as inflation and interest rate hikes eroded the profitability of these PPAs. This led our clients, Equinor and bp, to terminate our Empire Wind II contract and reset their plan for the related wind farm. Great Lakes may have the opportunity to re-tender this project if Equinor re-bids their PPA for this development. If there are additional cancellations of PPAs, the Company’s ability to utilize its new offshore energy vessel may be adversely impacted. On January 20, 2025, President Trump issued an Executive Order that temporarily prevents consideration of any area in the Outer Continental Shelf for any new or renewed wind energy leasing for the purposes of generation of electricity until the Executive Order is revoked. The Executive Order also requires an immediate review of federal wind leasing and permitting practices. The inability or unwillingness of our clients and potential clients to commit to or invest in new or existing offshore wind projects due to this policy change could have a material adverse effect on the Company’s business, financial position and results of operations. Further, the possibility of future changes to environmental requirements and regulations and changes in the policies of the U.S. presidential administration could delay or halt plans for U.S. offshore wind projects, which would adversely impact our business strategy and could have a material adverse effect on the Company’s operating results, cash flows or financial condition.

Unforeseen delays and cost overruns could postpone delivery of or halt plans to build new vessels and, as a result, negatively impact our business strategy.

We have previously disclosed our plans to build new vessels. Unknown mechanical or engineering issues involving new vessels could adversely affect the Company’s business, operating results, cash flows or financial condition. Our future revenues and profitability will also be impacted to some extent by our ability to secure financing for new vessels and bring them into service within the timeline anticipated by the Company. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. Delays may also occur as a result of a shipyard giving priority to other customers. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s business, operating results, cash flows or financial condition. For example, the Company has experienced delays from the shipyard in the build of its in process SRI vessel, now expected to be operational in the first half of 2026. The Company is in discussions with the shipyard to limit any additional delays and are working with our customers to evaluate and limit any potential negative impacts of such delays, which may include loss of revenues, delays in completion of Company work under previously negotiated contracts, or increased costs to the Company. Our future revenues and profitability will also be impacted to some extent if we are unable to bring our new offshore energy vessels into service within the timeline anticipated by the Company as a result of an inability to obtain favorable steel prices or secure appropriate financing. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could also substantially increase the cost of such construction beyond what we currently expect such costs to be.

Our business would be adversely affected if we failed to comply with Jones Act provisions on coastwise trade, or if those provisions were modified, repealed or interpreted differently.

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

In addition, Customs and Border Protection (“CBP”), the federal agency that interprets the Jones Act, may issue letter rulings which adversely impact our business. In the past, CBP has issued letter rulings which have the potential to adversely impact Jones Act qualified vessels to be the exclusive operators in certain sectors of the new United States offshore energy industry. The Company challenged these CBP letter rulings in federal court in Houston, Texas, citing the “Plain Language” of the Jones Act. The challenge was rejected at the District Court level and at the 5th Circuit based upon the courts’ findings that the Company lacked standing. These adverse rulings, as well as other adverse letter rulings by CBP, may adversely impact our competitive advantage in the United States offshore energy industry, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

If we fail to comply with anti-discrimination laws, including those pertaining to diversity, equity and inclusion programs, we could be subject to legal action and reputational risk.

On January 21, 2025, President Trump issued an Executive Order prohibiting diversity, equity and inclusion initiatives at companies that are party to federal contracts to the extent that such initiatives violate applicable federal anti-discrimination laws. The Executive Order requires federal contractors, including the Company, to agree that such federal contractor’s compliance with federal anti-discrimination laws is material to the government’s payment decisions and to certify that such federal contractor does not operate any illegal programs promoting diversity, equity and inclusion that violate any applicable federal anti-discrimination laws. The Executive Order also provides that the Office of Federal Contract Compliance Programs within the Department of Labor may not allow federal contractors, including the Company, to engage in workforce balancing on the basis of certain protected characteristics. While we believe we are in compliance with the Executive Order, if we are not, or if the federal government believes we are not in compliance, then we could be subject to legal action, including under the False Claims Act, or debarment. Any such action could have a material adverse effect on our business, results of operations, cash flows or financial condition, as well as impact our ability to secure contracts with our customers and to hire and retain employees, distract our management team and negatively impact our reputation in the market and our industry.

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

The prices of steel and other materials to build and develop new vessels, as well as to maintain and/or repair our existing vessels, fluctuate based on market events outside of our control. This had an adverse effect on our results of operations in 2022, however did not have a material adverse effect on our results of operations in 2023 or 2024. Most of our new build contracts do not allow us to adjust our pricing for higher material costs during a contract term. When renewing contracts, we may be unable to secure price increases reflecting the rising costs of inflation or the impact of tariffs. Such future increases in the costs of steel and other materials used to build new vessels, particularly if a bid or renewal has been submitted for a contract and the costs of the required products have been estimated at amounts less than the actual costs incurred, could result in a lower profit, or even a loss, on one or more contracts. Additionally, the increased cost of steel and other materials may adversely impact the cost of general maintenance and/or repairs of our existing vessels.

An inability to obtain bonding or letters of credit would limit our ability to obtain future contracts, which could, along with any draws on existing arrangements, adversely affect our business, operating results, cash flows and financial condition.

We are generally required to post bonds in connection with our domestic dredging contracts and bonds or letters of credit with our foreign dredging contracts, certain private domestic dredging contracts, and offshore energy contracts to ensure job completion if we ever fail to finish a project. We have entered into bonding agreements with the sureties, or the “Sureties”, pursuant to which the Sureties issue bid bonds, performance bonds and payment bonds, and provide guarantees required by us in the day-to-day operations of our dredging business. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. With respect to our foreign dredging, certain private domestic dredging and our offshore energy business, we generally obtain letters of credit under our ABL Credit Agreement. However, access to our senior credit facility under our ABL Credit Agreement may be limited by failure to meet certain levels of availability or other defined financial or other requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

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

As part of our strategic process, we review our operations for assets and businesses which may no longer be aligned with our strategic initiatives and long-term objectives. For example, we have divested our historical environmental & infrastructure business and historical demolition business. We continue to review our assets and strategy and may pursue additional divestitures. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated or fail to close a transaction at all. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to businesses sold, such as lawsuits, surety obligations, tax liabilities or environmental matters. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or by another party and we may expend substantial resources trying to determine which party has responsibility for the claim. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control could affect future financial results and such claims or conditions may divert management attention from our continuing business.

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

Liabilities for the obligations of our joint ventures and similar arrangements and subcontractors could materially decrease our profitability and liquidity.

Some of our projects are performed through joint ventures and similar arrangements with other parties. In addition to the usual liability of contractors for the completion of contracts and the warranty of our work, if work is performed through a joint venture or similar arrangement, we also have potential liability for the work performed by the joint venture or arrangement or a performance or payment default by another member of the joint venture or arrangement. In these projects, even if we satisfactorily complete our project responsibilities within budget, we may incur additional unforeseen costs due to the failure of the other party or parties to the arrangement to perform or complete work, fund expenditures or make payments in accordance with contract specifications. In some joint ventures and similar arrangements, we may not be the controlling member. In these cases, we may have limited control over the actions of the joint venture. In addition, joint ventures or arrangements may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent the controlling member makes decisions that negatively impact the joint venture or arrangement or internal control problems arise within the joint venture or arrangement, it could have a material adverse impact on our business, results of operations, cash flows or financial condition.

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

In recent years, the United States has imposed Section 232 tariffs and other import taxes on certain steel and aluminum products, such as imported dredge-related machinery and pipes. These tariffs and other import taxes have increased the prices of these inputs. Increased prices for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. We cannot be sure of the ultimate effect such tariffs or any additional import taxes will have on our operating profits. If we are not able to pass these price increases on to our customers or to secure adequate alternative sources for such inputs on a timely basis, the tariffs and other import taxes may have a material adverse effect on our business operations, revenues and profits. The current U.S. presidential administration has increased tariffs on certain imported products and generally on imports from certain countries. For example, on February 10, 2025, President Trump imposed a 25% tariff on imported steel and aluminum. The Company does not currently expect a material adverse impact to its operating results, cash flows or financial condition from the tariffs imposed during the first few weeks of President Trump’s administration. However, any future tariffs imposed could have a material adverse impact to our operating results, cash flows or financial condition.

Our business could suffer in the event of a work stoppage by our unionized labor force.

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. Two unions represent approximately 73% of our hourly dredging employees—the IUOE Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 expire on September 30, 2027. Our agreements with the Seafarers International Union expire on February 28, 2026. While we expect that the membership will have a tentative agreement before expiration of the current agreement, we cannot be certain that will occur. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

The dredging business is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services, flooding and unexploded ordnance. These risks could result in personal injury, damage to or destruction of dredges, barges, transportation vessels, other maritime vessels, other structures, buildings or equipment, environmental damage, performance delays, monetary losses or legal liability to third parties. We may also be exposed to disruption of our operations, early termination of projects, unanticipated recovery costs and loss of use of our equipment that may materially adversely affect our business, results of operations, cash flows or financial condition.

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

We currently have a substantial amount of indebtedness. As of December 31, 2024, we had indebtedness of $460.0 million, consisting of our senior subordinated notes, our second lien credit agreement and borrowings on our revolving credit facility. As of December 31, 2024, we had approximately $43.5 million of undrawn letters of credit, leaving $221.2 million of additional borrowing capacity under our revolving credit facility. These figures exclude contingent obligations, including $1.32 billion of performance bonds outstanding under the Company’s agreements with the Sureties and other bonding agreements. Our level of indebtedness could:

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

The credit agreements governing our senior revolving credit facility and second lien credit facility, as well as the indenture governing our senior notes, contain, and any of our other future financing agreements may contain, terms and covenants imposing operating and financial restrictions on our business.

For example, the maximum borrowing capacity under the ABL Amendment is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination. If the value of our collateral were to decrease, our borrowing capacity on which we are able to draw additional funds or issue letters of credit could be limited. In addition, the credit agreement governing our senior revolving credit facility requires us to satisfy a fixed charge coverage ratio under certain circumstances. If we fail to satisfy such covenant, we would be in default and the lenders (through the administrative agent or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and/or restrict our ability to make additional borrowings, as applicable. The covenants in the credit agreements governing our senior revolving credit facility and second lien credit facility, as well as the indenture governing our senior notes, subject to specified exceptions and to varying degrees, restrict our ability to, among other things:

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

We have participated and may continue to participate in privately financed projects that enable state and local governments and other customers to finance dredging, such as dredging of local navigable waterways and lakes, coastal protection and infrastructure projects. These projects typically include the facilitation of non-recourse financing and the provision of dredging, environmental, infrastructure and related services. We may incur contractually reimbursable costs and may accept extended payment terms, extend debt financing and/or make an equity investment in an entity prior to, in connection with, or as part of project financing, and in some cases we may be the sole or primary source of the project financing. Project financing may also involve the use of real estate, environmental, wetlands or similar credits. If a project is unable to obtain other financing on terms acceptable to it in amounts sufficient to repay or redeem our investments, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our equity investments can be dependent on the operational success of the project and market factors or sale of the aforementioned credits, which may not be under our control. As a result, we could sustain a loss of part or all of our equity investments in such projects or have to recognize the value of the credits at a lower amount than expected in the contract bid.

Risks Related to our Stock

Our common stock is subject to restrictions on foreign ownership.

We are subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act and the vessel documentation laws set forth in Chapter 121 of Title 46 of the United States Code. These statutes require vessels engaged in the transport of merchandise or passengers, or dredging in the navigable waters of the U.S., to be owned and controlled by U.S. citizens. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S.-citizen owned. Our certificate of incorporation contains provisions limiting non-citizenship ownership of our capital stock. If our board of directors determines that persons who are not citizens of the U.S. own more than 22.5% of our outstanding capital stock or more than 22.5% of our voting power, we may redeem such stock. The required redemption price could be materially different from the current price of our common stock or the price at which the non-citizen acquired the common stock. If a non-citizen purchases our common stock, there can be no assurance that they will not be required to divest the shares and such divestiture could result in a material loss. Such restrictions and redemption rights may make our equity securities less attractive to potential investors, which may result in our common stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

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

Our ability to pay dividends is restricted by the agreements governing our debt, including our ABL Credit Agreement, our bonding agreements and the indenture governing our senior unsecured notes. In addition, under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the Delaware General Corporation Law, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

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

General Risk Factors

Our methods of accounting for recognized revenue involve significant estimates and could result in a change in previously recorded revenue and profit.

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

We rely on information technology (“IT”) systems in order to achieve our business objectives, including to transmit and store electronic information, to capture knowledge of our business including vessel operation systems containing information about production, efficiency and vessel positioning, to conduct our accounting, financial and treasury activities, to store historical financial, project and proprietary information, to monitor our vessel maintenance and engine systems and to communicate within the organization and with customers, suppliers, partners and other third parties. Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters and computer system or network failures. The Company’s IT systems may also be subject to cybersecurity attacks including malware, other computer viruses or malicious software, spoofing or phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems and other electronic security breaches. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, failure to properly estimate the work or costs associated with projects, litigation, the loss of customers or suppliers and enforcement actions by regulatory agencies. A significant disruption or failure could have a material adverse effect on our business, operating results, cash flows or financial condition.

In addition, on January 17, 2025, the U. S. Coast Guard released final rules, to be effective July 16, 2025, on maritime security regulations by establishing minimum cybersecurity requirements for U.S. flagged vessels. The final rule addresses current and emerging cybersecurity threats in the marine transportation systems by adding minimum cybersecurity requirements to help detect risks and respond to and recover from cybersecurity incidents. These include requirements to develop and maintain a Cybersecurity Plan, designate a Cybersecurity Officer, and take various measures to maintain cybersecurity within the marine transportation system. As we operate our vessels under the jurisdiction of the U.S. Coast Guard, we are subject to these new regulations. If we do not satisfactorily comply with the regulations, we may suffer penalties which could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our process of assessing, identifying and managing material risks from cybersecurity threats is integrated into our overall enterprise risk management (“ERM”) process. The audit committee of the board of directors (the “Audit Committee”) oversees our ERM framework, including cybersecurity and other information technology risks. This involves collaboration with key personnel, including the Chief Financial Officer (“CFO”), the Chief Information Security Officer (“CISO”), IT operational management and Internal Audit. We also have a cross-functional team led by the CISO, which meets weekly with a fixed agenda to discuss mitigation and action-items related to ERM cyber risk updates, cyber statistics dashboards and threat vectors. Our CISO has a comprehensive background in various enterprise-wide information technology and cybersecurity leadership roles within the global energy and oil and gas sectors and strategy consulting. The Audit Committee receives a report from our Director of Internal Audit on the ERM risk register at least three times a year.

The CISO and Chief Legal Officer (“CLO”) are key members of management responsible for strategic cybersecurity leadership. They lead tactical threat assessment, keep an updated risk register and develop and maintain governance and procedures. The CISO reports to the CFO and presents at least annually to the Audit Committee and the full board of directors on cybersecurity processes. The CLO reports to the CEO, and to the Audit Committee and the full board of directors with regard to significant cybersecurity incidents, as further described below. Our CLO has specific training in cybersecurity awareness and holds a certificate of Cybersecurity Governance for the Board of Directors from the Massachusetts Institute of Technology Sloan School of Management.

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

The Company’s headquarters are located at 9811 Katy Freeway, Suite 1200, Houston, Texas 77024 with approximately 31,336 square feet of office space that it leases with a term expiring in 2030. As of December 31, 2024, the Company owns or leases the following additional facilities:

Location	Type of Facility	Size		Leased or Owned
Staten Island, NY	Yard	4.4	Acres	Owned
Morgan City, LA	Yard	6.4	Acres	Owned
Norfolk, VA	Yard	15.3	Acres	Owned
Norfolk, VA	Yard	16.2	Acres	Leased
Little Rock, AR	Yard	11.8	Acres	Leased
Cape Girardeau, MO	Office	726	Square feet	Owned
Cape Girardeau, MO	Storage	7,200	Square feet	Owned
Cape Girardeau, MO	Yard	18.4	Acres	Owned
Jacksonville, FL	Office	4,171	Square feet	Leased
Oakbrook Terrace, IL	Office	30,448	Square feet	Leased

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

The graph below shows the cumulative total return to stockholders of the Company’s common stock during a five year period ended December 31, 2024, the last trading day of our 2024 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2019, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*
Among Great Lakes Dredge & Dock Corporation, Peer Average and NASDAQ Composite Index
$225
$200
$175
$150
$125
$100
$75
$50
$25
2019
2020
2021
2022
2023
2024
GLDD
Peer Average
Comp

* $100 invested on December 31, 2019 in stock or index, including reinvestment of dividends. Fiscal year ended December 31,

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Great Lakes Dredge & Dock Corp	$100.00	$116.24	$138.75	$52.52	$67.78	$99.65
Peer Average (see below)	100.00	83.32	71.68	77.80	104.33	153.26
NASDAQ Composite Index	100.00	143.64	174.36	116.65	167.30	215.22

The peer group in the graph above is composed of the following member companies:

Company	Ticker
Ameresco	AMRC
Argan, Inc.	AGX
Badger Infrastructure Solutions Ltd.	BADFF
Construction Partners Inc	ROAD
Forum Energy Technologies, Inc.	FET
Helix Energy Solutions Group, Inc.	HLX
KLX Energy Services Holdings, Inc.	KLXE
Limbach Holdings	LMB
Logistec Corporation	LGT
Matrix Service Company	MTRX
Mistras Group	MG
Northwest Pipe Company	NWPX
NPK International Inc.	NPKI
NV5 Global Inc	NVEE
Oil States International, Inc.	OIS
Orion Marine Group, Inc.	ORN
ProPetro Holding Corp.	PUMP
Sterling Construction Company, Inc.	STRL
Team, Inc.	TISI
Tidewater Inc.	TDW

Given the usage of this peer group for compensation purposes and the fact that each peer is a capital-intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 17, 2025, the Company had approximately 16 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2024.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Great Lakes is the largest provider of dredging services in the United States which is complemented with a long history of performing significant international projects. The Company is also fully engaged in expanding its core business into the offshore energy industry. The Company operates in one operating segment, which is also the Company’s one reportable segment and reporting unit.

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

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which we bid or could have bid if not for capacity constraints or other considerations (“bid market”). We experienced an average combined bid market share in the U.S. of 31% over the three-year period ended December 31, 2024, including 28%, 59%, 19% and 16% of the domestic capital, coastal protection, maintenance and rivers & lakes sectors, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements allow the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is our customer. In 2024, our revenues earned from contracts with federal government agencies were approximately 57% of total revenue, down from the average of the three-year period ended December 31, 2023 of 74%. The decrease in the federal government revenue percentage is a result of additional revenues from state and local governments and private customers during 2024.

The Company’s fleet, which includes 16 dredges, 13 material transportation barges, one drillboat, and numerous other support vessels, is the largest and most diverse fleet of any U.S. dredging company. Our fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to our fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and/or repairs. The Company did not commence any regulatory dry dock inspections during the fourth quarter of 2024, but did return to work the vessel that was dry docked for regulatory inspections as of September 30, 2024. During the fourth quarter of 2023, the Company returned to work the vessel that was dry docked for regulatory inspections as of September 30, 2023.The Company experienced regulatory dry dock inspections on 4 dredges in both 2024 and 2023.

As of the end of the fourth quarter of 2024, the Company had one dredge cold stacked. We expect this cold stacked equipment can be easily reactivated when market conditions are favorable for the Company. During 2024, the Company began the reactivation of one of the previously cold stacked vessels in anticipation of commencing a contract in 2025.

While the Company continues to reinvest in our core dredging business and renew our dredging fleet, we remain steadfast in our commitment to executing a long-term strategy that maximizes growth opportunities for the Company.

We believe that Great Lakes has established a unique business position with our subsea rock installation (“SRI”) vessel, the Acadia, the first and only Jones Act SRI vessel being constructed in the United States, targeting the offshore wind, oil and gas and telecommunication industries, both domestically and internationally. The Acadia has secured offshore wind rock placement contracts for Equinor’s Empire Wind 1 and Ørsted’s Sunrise Wind projects to protect foundations and cables. In addition, during the fourth quarter, we signed a vessel reservation agreement for the Acadia for another wind project in the United States. All three of these projects are fully permitted and we believe will not be directly impacted by the President’s Executive Order pausing issuance of new offshore wind leases and permits.

Despite the Executive Order signed by President Trump earlier this year pausing the issuance of new wind leases and permits, we believe offshore wind remains an important part of the array of technologies required for the U.S. to achieve future energy independence. The latest BloombergNEF offshore wind market outlook shows global offshore wind expected to grow tenfold by 2040 with a forecast exceeding 700GW of installed power. In addition, according to industry sources, market expectations for telecommunication and oil and gas scour protection projects globally are estimated to require the capacity of approximately 10 rock placement vessels of Acadia’s class. We believe there is an undersupply of SRI vessels and we are pursuing opportunities in a number of markets, which are expected to provide the Acadia with work planned for 2026 and beyond.

In addition to targeting domestic offshore wind projects, the Acadia is also well suited for work outside of U.S. offshore wind and over the past year we have been broadening our target markets for the Acadia to include international offshore wind projects, as well as projects to protect critical subsea infrastructure such as oil and gas pipelines and telecommunication and power cables. These additional markets pave the way for the rebranding of our offshore wind division to Offshore Energy. Entering the Offshore Energy market offers us the opportunity to diversify our client base, enter different markets and grow our bottom line.

We expect to continue to build our offshore energy capabilities, bid on SRI projects and position the Company for growth in the offshore energy markets, as many of our European competitors have done in the international offshore energy markets.

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

Primary Factors that Determine Operating Profitability

The Company’s results of operations for an annual or quarterly period are generally determined by the following three factors:

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

•
Project execution—The Company seeks to execute all of our projects consistent with or at a higher production than our as-bid project estimates. In general, our ability to achieve our project estimates depends upon many factors including soil conditions, weather, variances from estimated project conditions, equipment mobilization time periods, unplanned equipment downtime or other events or circumstances beyond our control. If we experience any of these events and circumstances, the completion of a project will often be accelerated or delayed, as applicable, and, consequently, we will experience project results that are better or worse than our as-bid project estimates. We do our best to estimate for events and circumstances that are not within our control; however, these situations are inherent in dredging.

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

Cost-to-cost method of revenue recognition— Revenue is recognized using contract fulfillment costs incurred to date compared to total estimated costs at completion, also known as cost-to-cost, to measure progress towards completion. Additionally, we capitalize certain pre-contract and pre-construction costs and defer recognition over the life of the contract. In preparing estimates, we draw on our extensive experience in the dredging businesses. We use this experience in conjunction with the project specifications to select equipment and to design a production technique for a project. We also utilize our database of historical dredging information which includes daily costs, mobilization and dredge production references on the same or similar projects to ensure that our estimates are as accurate as possible, given current circumstances. The daily costs and project duration are significant factors in our cost estimates to complete the project. Weather events, mechanical delays or other unplanned downtime instances may cause the actual costs to complete the project to differ from these estimates.

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

In 2024, the Company performed a qualitative goodwill impairment test. The Company performed its annual test of impairment as of July 1, 2024 with no indication of impairment as of the test date. The Company assessed qualitative factors for any indications of potential impairment of the reporting unit. Upon completing this assessment, it was determined that the fair value of the reporting unit is more likely than not greater than its carrying value as of the assessment date and, as a result, a quantitative test was not performed. The Company will continue to monitor for changes in facts or circumstances that may impact its estimates. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2025 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2024 and 2023, our goodwill was $76.6 million.

Results of Operations—Fiscal Years Ended December 31, 2024, 2023 and 2022

The following table sets forth the components of net income (loss) from continuing operations and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the years ended December 31 2024, 2023 and 2022. The selected financial data presented below have been derived from the Company’s consolidated financial statements; items may not sum due to rounding.

	2024	2023	2022
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(78.9)	(86.8)	(95.2)
Gross profit	21.1	13.2	4.8
General and administrative expenses	9.3	9.7	7.9
Other (gains) losses	(0.4)	(1.3)	1.2
Operating income (loss)	12.2	4.8	(4.3)
Interest expense—net	(2.3)	(2.1)	(2.2)
Other income (expense)	0.1	0.4	(0.2)
Income (loss) before income taxes	10.0	3.1	(6.7)
Income tax (provision) benefit	(2.4)	(0.7)	1.4
Net income (loss)	7.6	2.4	(5.3)

Adjusted EBITDA	17.8%	12.4%	2.6%

Adjusted EBITDA, as provided herein, represents net income (loss) from continuing operations of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate our operating trends. We believe that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that our primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate our period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, we use a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under our incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, net interest expense and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain our business. For these reasons, we use net income (loss) to measure our operating performance and use Adjusted EBITDA only as a supplement. For the years ended December 31, 2024, 2023 and 2022, the Company did not have any adjustments to EBITDA as defined herein. As such, the amounts presented as Adjusted EBITDA herein also represent EBITDA for the periods presented. The following is a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations of Great Lakes Dredge & Dock Corporation (in thousands):

	2024	2023	2022
(in thousands)
Net income (loss)	$57,265	$13,906	$(34,055)
Adjusted for:
Interest expense—net	17,880	12,140	14,108
Income tax provision (benefit)	18,120	4,406	(9,360)
Depreciation and amortization	42,699	42,525	46,273
Adjusted EBITDA	$135,964	$72,977	$16,966

Components of Contract Revenues

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Revenues (in thousands)	2024	2023	2022
Dredging:
Capital—U.S.	$348,085	$186,715	$342,461
Coastal protection	253,360	196,343	192,567
Maintenance	158,882	187,586	98,077
Rivers & lakes	2,366	16,318	15,527
Capital—foreign	-	-	149
Total dredging revenues	762,693	586,962	648,781
Offshore energy	-	2,663	-
Total revenues	$762,693	$589,625	$648,781

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Total revenue was $762.7 million in 2024, an increase of $173.1 million, or 29%, from 2023 total revenue of $589.6 million. The increase in revenues from the prior year was largely attributable to a significant increase in domestic capital and coastal protection revenues, due to a significant increase in capital and coastal protection project awards and the delivery of the Galveston Island, the Company’s newest hopper dredge which began operations in February 2024. These increases were partially offset by decreases in maintenance and rivers & lakes revenues.

Domestic capital dredging revenues increased $161.4 million, or 86%, to $348.1 million in 2024 when compared to 2023 revenues of $186.7 million. The increase in domestic capital dredging revenues was mostly due to a higher amount of revenue earned on projects in Texas in the current year when compared to prior year. These increases were partially offset by lower revenue earned on projects in Virginia and Florida in the current year.

Coastal protection revenues were $253.4 million in 2024, an increase of $57.1 million, or 29%, from $196.3 million in 2023. The increase in coastal protection revenues for the year ended December 31, 2024 was mainly attributable to an increase in revenue earned on projects in Florida and Alabama in the current year when compared to the prior year. This increase was partially offset by lower revenue earned on projects in New York and New Jersey in the current year.

Revenues from maintenance dredging projects in 2024 were $158.9 million, a decrease of $28.7 million, or 15%, from $187.6 million in 2023. The decrease in maintenance revenues during the current year was primarily attributable to a decrease in revenue earned on projects in North Carolina, South Carolina and Alabama when compared with prior year. This decrease was offset by an increase in revenue earned on projects in Louisiana, Mississippi and Puerto Rico in the current year.

Rivers & lakes revenues were $2.4 million for 2024, a decrease of $13.9 million, or 86%, from $16.3 million in 2023. The decrease in rivers & lakes revenue during the current year was mostly attributable to a decrease in revenue earned on projects in Tennessee and Arkansas as compared to 2023.

We did not earn revenues from foreign dredging operations in 2024 or 2023. Revenues from foreign dredging operations in 2022 were $0.1 million. In 2022, we moved out of foreign operations to focus on domestic projects and do not anticipate any foreign capital project revenue in the immediate future.

The Company did not earn revenues from offshore energy in 2024. In 2023, the Company recognized revenues of $2.7 million related to the termination of an offshore energy contract.

Consolidated gross profit for the year ended December 31, 2024 increased by $82.9 million, or 107%, to $160.6 million from $77.7 million for the year ended December 31, 2023. Gross profit margin (gross profit divided by revenue) for the full year 2024 increased to 21.1%, compared to the prior year's gross profit margin of 13.2%. The higher gross profit and gross profit margin for 2024 were driven by increased revenues as well as improved utilization and project performance in the current year. Additionally, the project mix during the current year include a larger proportion of higher margin capital and coastal protection projects than prior year.

General and administrative expenses totaled $70.8 million for the year ended December 31, 2024, up from $57.1 million for the year ended December 31, 2023. The increase was mainly attributable to higher incentive compensation and employee benefit expenses, partially offset by lower severance and office expenses.

Other gains and losses for the year ended December 31, 2024 was a gain of $3.0 million, as compared to a gain of $7.5 million for the year ended December 31, 2023. The gain in 2024 was mainly attributable to gains on disposals of assets. The gain in 2023 was primarily the result of a $7.4 million gain recognized that was associated with the termination of an offshore energy contract.

Operating income was $92.8 million and $28.2 million for the years ended December 31, 2024 and 2023, respectively. The $64.6 million increase was a result of higher gross profit in the current year when compared to prior year, partially offset by higher general and administrative expenses in the current year when compared to prior year.

The Company’s net interest expense for 2024 totaled $17.9 million compared to $12.1 million in 2023. The increase in net interest expense was primarily due to higher borrowings from the Second Lien Credit Agreement which was executed during the second quarter of 2024, partially offset by a decrease in interest expense from lower borrowings under the ABL Credit Agreement.

Income tax provision in 2024 was $18.1 million, compared to $4.4 million in 2023. The increased expense was due to the increase in pretax net income. The effective tax rate for the year ended December 31, 2024 was 24.0% compared to 24.1% for the year ended December 31, 2023.

For the year ended December 31, 2024, net income was $57.3 million compared to $13.9 million for the year ended December 31, 2023. The increase in net income of $43.4 million, or 312% from 2023, was primarily driven by the substantial improvement to operating income in the current year when compared to prior year, partially offset by increases in net interest expense and the income tax provision in the current year when compared to prior year.

Adjusted EBITDA (as defined and reconciled on page 37) was $136.0 million and $73.0 million for the years ended December 31, 2024 and 2023, respectively. The increase in Adjusted EBITDA of $63.0 million, or 86% from 2023, was driven by the increase in gross profit, excluding depreciation, partially offset by an increase in general and administrative expense.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

For a discussion comparing our consolidated operating results from the year ended December 31, 2023 with the year ended December 31, 2022, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Year Ended December 31, 2023 Compared to Year Ended December 31, 2022” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Commission on February 16, 2024.

Bidding Activity and Backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated (in thousands):

Backlog (in thousands)	2024	2023	2022
Dredging:
Capital - U.S.	$799,565	$741,839	$148,429
Coastal protection	328,073	138,394	97,819
Maintenance	60,243	152,104	125,671
Rivers & lakes	6,318	6,765	5,221
Total Dredging Backlog	1,194,199	1,039,102	377,140
Offshore energy	44,945	44,604	-
Total Backlog	$1,239,144	$1,083,706	$377,140

Total backlog does not include $282.1 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog and $12.7 million of offshore energy options pending at December 31, 2024. The Company expects to perform on its offshore energy contracts using the Acadia, an inclined fall-pipe vessel for subsea rock installation currently under construction, which is expected to be delivered and operational in 2026.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 56% of our December 31, 2024 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

Approximately 60% of the Company’s dredging backlog at December 31, 2024 is expected to be completed and converted to revenue in 2025 with the remainder to be completed in 2026. This amount may fluctuate as vessel schedules are adjusted in the future.

The 2024 domestic dredging bid market, excluding LNG projects, totaled $2.93 billion, an increase of $710 million, or 32.0%, compared to the 2023 bid market total of $2.22 billion. The total domestic dredging bid market for the current year period included awards for eighteen domestic capital projects in Alabama, Florida, Georgia, Louisiana, Maine, Texas, and Virginia, twenty three coastal protection projects in Florida, Massachusetts, New Jersey, New York, North Carolina, and South Carolina, forty seven maintenance projects in Alabama, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, New Jersey, New York, North Carolina, Oregon, and Texas, and three rivers & lakes projects in Alabama, Mississippi, and Tennessee. The Company won 33% of the overall 2024 domestic bid market, consistent with the 34% win rate of the overall 2023 domestic bid market and with the win rate of 31% over the three-year period ended December 31, 2024. Variability in contract wins from period to period is not unusual. We believe trends in our win rate over the prior three-year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2024 contracted dredging backlog was $1.19 billion. This represents an increase of $155.1 million, or 14.9%, over our December 31, 2023 dredging backlog of $1.04 billion. Total dredging backlog at the end of 2024 does not reflect approximately $44.9 million of performance obligations related to offshore energy contracts or approximately $282.1 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog and $12.7 million of offshore energy options pending at December 31, 2024. Included in the Company’s backlog at December 31, 2024 are two LNG projects, including the Brownsville Ship Channel project for Next Decade Corporation’s Rio Grande LNG project, which is the largest project undertaken in the Company's history, and the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal. Dredging on both projects began during the third quarter of 2024.

The Water Resources Development Act (“WRDA”) is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for studies, flood and hurricane protection, dredging, ecosystem restoration and other construction projects aimed at improving rivers and harbors in the United States. WRDA 2022 included funding for deepening the New York and New Jersey shipping channels to 55 feet, as well as the Coastal Texas Protection and Restoration Program, which aims to protect the Texas Gulf Coast from hurricanes. On January 4, 2025, then President Biden signed the WRDA of 2024 (“WRDA 2024”) into law, which includes several capital projects and projects designed to enhance flood protection, improve coastal resilience and support ecosystem restoration.

The 2024 Energy and Water Appropriations Bill provided a record $8.7 billion in total funding to the Corps. Additionally, the 2023 Disaster Relief Supplemental Appropriations Act allocated $1.5 billion for infrastructure repairs and beach renourishment projects. This increased budget and additional funding have supported a record bid market in 2024 of $2.9 billion, which included a robust beach renourishment market and thirteen capital projects.

The 2025 Corps’ budget is expected to be another record appropriation. On June 28, 2024, the U.S. House of Representatives (the “House”) Energy and Water Appropriations Subcommittee passed their 2025 Appropriations Bill providing the Corps with a budget of $9.96 billion, which was $2.7 billion above the President’s Budget request. The bill includes $5.7 billion for Operations and Maintenance projects, of which $3.1 billion is from the Harbor Maintenance Trust Fund. On August 1, 2024, the Senate Appropriation Committee approved its draft of the 2025 Energy and Water spending bill which provides $10.3 billion in total funding for the Corps. However, these appropriations bills have not yet been passed by the full House or Senate. On December 20, 2024, Congress approved a continuing resolution to provide funding at previously enacted levels through March 14, 2025.

The Company won 37%, or $389.1 million, of the domestic capital dredging projects awarded in 2024, compared to 36%, or $241.8 million, in the prior year. Domestic capital dredging work made up $799.6 million, or 67%, of our December 31, 2024 contracted dredging backlog. During 2024, the Company was awarded four domestic capital dredging projects in Florida, Alabama,

Virginia and Texas. During 2024, the Company continued to earn revenue from deepening projects in Virginia and Texas, which were in dredging backlog at December 31, 2023. These deepenings continue the trend of ensuring all East Coast and Gulf of America ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging. We expect approximately 44% of our domestic capital dredging backlog at December 31, 2024 to be performed in 2025, with the remainder performed in 2026.

The Company won 63%, or $557.8 million, of the coastal protection projects awarded in 2024, compared to 52%, or $213.8 million, in the prior year. During 2024, the Company was awarded eleven coastal protection projects in New Jersey, New York, Massachusetts, Florida and South Carolina. We have contracted dredging backlog related to coastal protection of $328.1 million at December 31, 2024 compared to $138.4 million at the end of 2023. During the year ended December 31, 2024, the Company continued to earn revenue on coastal protection projects in New York, New Jersey, Alabama and Florida which were in dredging backlog at December 31, 2023. We expect approximately 87% of our coastal protection dredging backlog at December 31, 2024 to be performed in 2025, with the remainder performed in 2026. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects.

The Company won 2%, or $18.1 million, of the maintenance dredging projects awarded in 2024 compared to 30%, or $292.8 million, in 2023. The decrease in the Company’s maintenance project awards in 2024 is primarily the result of the increase in capital and coastal protection projects awarded to the Company during the same period. During 2024 the Company was awarded two maintenance projects in Florida and Texas. During the year ended December 31, 2024, the Company continued to earn revenue on projects in Louisiana, Texas, Mississippi, Puerto Rico and Florida which were in dredging backlog at December 31, 2023. Our contracted maintenance dredging backlog at December 31, 2024 of $60.2 million is $91.9 million lower than the backlog of $152.1 million at December 31, 2023. We expect substantially all of our maintenance dredging backlog at December 31, 2024 to be performed in 2025. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company has seen increased funding for harbor maintenance projects to be let for bid throughout 2024 and expects this trend to continue in 2025.

The Company did not win any of the rivers & lakes projects awarded in the markets where the group operates during the current year or prior year. We have contracted dredging backlog related to rivers & lakes of $6.3 million at December 31, 2024, which is $0.5 million lower than the backlog of $6.8 million at December 31, 2023. We expect all of our rivers & lakes dredging backlog at December 31, 2024 to be performed in 2025. During 2024, the Company continued to earn revenue on a project Arkansas which was in dredging backlog at December 31, 2023.

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

The Company’s net cash provided by operating activities for the years ended December 31, 2024, 2023 and 2022 totaled $70.1 million, $47.4 million and $1.7 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during 2024 relates primarily to significantly higher earnings in 2024, as well as increases in deferred income taxes, amortization of capitalized contract costs and a decrease in prepaid expenses and other current assets, partially offset by the increases in accounts receivable and decreases in billings in excess of contract revenues and other changes in working capital compared to the prior year. The increase in cash provided by operating activities during 2023 compared to 2022 was driven by a increases in net income and billings in excess of contract revenues offset by an increase in accounts receivable during 2023 when compared to 2022.

The Company’s net cash flows used in investing activities for the years ended December 31, 2024, 2023 and 2022 totaled $115.7 million, $120.1 million and $140.9 million, respectively. Investing activities in all periods primarily relate to investments in our new build program, normal course upgrades and capital maintenance of our dredging fleet. The Company took delivery of a 6,500 cubic yard trailing suction hopper dredge, the Galveston Island, which began operations in February 2024. Additionally, in June 2022 the Company exercised the contract option with the same builder to build a second 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, with expected delivery in the second half of 2025. The delivery of the new Galveston Island and Amelia Island hopper dredges will provide the Company with added capacity and the opportunity to potentially retire older dredges. In November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the Acadia, the first U.S. flagged Jones Act compliant, inclined fall-pipe subsea rock installation vessel to support the offshore energy industry, which is expected to be delivered and operational in the first half of 2026. During the year ended December 31, 2024, the Company invested $5.4 million and $41.0 million in the Galveston Island and Amelia Island, respectively, and $72.7 million in the Acadia. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability, and possible future financing transactions. In 2024, 2023 and 2022, we received $9.5 million, $30.7 million and $2.1 million, respectively, in proceeds from dispositions of property and equipment.

The Company’s net cash flows provided by financing activities for the year ended December 31, 2024 totaled $32.1 million. The Company’s net cash flows provided by financing activities for the year ended December 31, 2023 totaled $89.9 million. The Company’s net cash flows used in financing activities for the year ended December 31, 2022 totaled $1.7 million. The decrease in net cash flows provided by financing activities is primarily due to net borrowings under the Company’s revolving debt facility and Second Lien Credit Agreement during 2024 of $45.0 million, compared to net borrowings of $90.0 million on the Company’s revolving debt facility during 2023. On April 24, 2024, the Company and certain of its subsidiaries entered into a $150.0 million second lien credit agreement (as amended, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”) with Guggenheim Corporate Funding, LLC, on behalf of one or more clients, as the lender, and Guggenheim Credit Services, LLC as Administrative Agent, Collateral Agent and Lead Arranger. The Company borrowed $100.0 under the Second Lien Credit Agreement on the closing date and has the option to borrow an additional $50.0 million for a period of 12 months following the closing date of the initial loan. The net proceeds from the Second Lien Credit Agreement were used to repay amounts outstanding under the ABL Credit Agreement, to pay fees and expenses associated with the Second Lien Credit Agreement and ABL Amendment and for general corporate purposes, including to fund upcoming new build payments. Additionally, the deferred financing fees associated with the Second Lien Credit Agreement of approximately $11.6 million increased the net cash flows used in financing activities during 2024. As of February 17, 2025, the Company had no borrowings under its revolving debt facility. The cash provided by financing activities in 2023 primarily relates to $208.0 million of revolving debt facility borrowings, partially offset by $118.0 million of revolving debt facility repayments.

The Company expects to spend between approximately $140 million and $160 million on capital expenditures in 2025, inclusive of capitalized interest, which is comprised of vessels in our new build program and maintenance capital expenditures. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability and potential new sources of financing.

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

Commitments, contingencies and liquidity matters

Refer to Note 6, “Long-term debt,” in the Company’s consolidated financial statements for discussion of the Company’s ABL Credit Agreement and Senior Notes. Refer to Note 4, “Leases,” in the Company’s consolidated financial statements for discussion of the Company’s leases. Additionally, refer to Note 12, “Commitments and contingencies,” in the consolidated financial statements for discussion of the Company’s surety agreements.

Other

The future declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition and legal requirements, including restrictions and limitations contained in the ABL Credit Agreement, surety bonding agreement and the indenture relating to our senior notes. Accordingly, we cannot make any assurances as to the size of any such dividend or that it will pay any such dividend in future quarters.

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility and the option to borrow additional funds under the Second Lien Credit Agreement will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial terms and covenants required under the ABL Amendment, Second Lien Credit Agreement and bonding agreements, depends on its future operating performance and cash flows, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Contractual Obligations

Additional information related to contractual obligations can be found within this Item 7 in our “Liquidity and Capital Resources” section and also in Note 6, “Long-term debt,” and Note 4, “Leases” and Note 12, “Commitments and contingencies,” to our consolidated financial statements.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to contract guarantees and insurance payment liabilities totaling $43.5 million at December 31, 2024. We have granted liens on a substantial portion of the owned operating equipment as security for borrowings and letter of credits under the ABL Credit Agreement and other indebtedness.

At December 31, 2024, the Company had outstanding performance bonds with a notional amount of $1.32 billion. The revenue value remaining in backlog related to the projects totaled $904.1 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In May 2021, the Company sold $325.0 million of unsecured 5.25% Senior Notes due June 1, 2029 pursuant to a private offering. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325.0 million aggregate principal amount of its prior outstanding 8% Notes. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. At December 31, 2024, the Company had long-term senior notes outstanding with a recorded face value of $325.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 5.25%, was $301.5 million at December 31, 2024 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2024 the fair value of this fixed rate debt would have increased to $309.8 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of December 31, 2024 we had $135.0 million of variable rate indebtedness, $75 million of which is hedged by interest rate swaps to convert a portion of our variable rate debt into fixed-rate debt. All of the outstanding borrowings under the revolving credit facility are at variable rates based on the Secured Overnight Financing Rate (“SOFR”). At December 31, 2024 our weighted average interest rate on our variable rate indebtedness, after adjusting for the effects of interest rate swaps, was 10.4%. A hypothetical 10% increase in the weighted average interest rate on our variable rate indebtedness as of December 31, 2024 would increase our annual interest cost by approximately $0.5 million. A 10% increase in interest rate would result in $0.5 million change in the fair value of the Interest Rate Swaps outstanding at December 31, 2024.

A significant operating cost for the Company is diesel fuel, which represents approximately 10% of our costs of contract revenues. We use fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. We do not purchase fuel hedges for trading purposes. Based on our 2025 projected domestic fuel consumption, an approximate 10% increase in the average price per gallon of fuel would have a $0.8 million effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2024. At December 31, 2024 we had outstanding arrangements to hedge the price of a portion of our fuel purchases related to domestic dredging work in backlog, representing approximately 80% of its anticipated domestic fuel requirements through May 2026. As of December 31, 2024, there were 17.8 million gallons remaining on these contracts. Under these agreements, we will pay fixed prices ranging from $2.18 to $2.90 per gallon. At December 31, 2024, the fair value liabilities on these contracts was $1.1 million, based on quoted market prices and is recorded in accrued liabilities. A 10% change in forward fuel prices would result in a $4.2 million change in the fair value of fuel hedges outstanding at December 31, 2024.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 20, 2025, are set forth on pages 51 to 77 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

a)
Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2024. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

b)
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The phrase “internal control over financial reporting” refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and overseen by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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
February 20, 2025

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

On November 25, 2024, Lasse Petterson, Director and President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1 (c) and provides for the sale of up to 250,000 shares of our common stock by May 25, 2025. On November 13, 2024, Eleni Beyko, Senior Vice President, Offshore Energy, adopted a Rule 10b5-1 trading plan arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1 (c) and provides for the sale of 50% of the net shares of our common stock delivered to Dr. Beyko upon the vesting of certain of her outstanding equity awards prior to December 31, 2025.

During the quarterly period ended December 31, 2024, none of our other officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. “Business—Information about our Executive Officers” in this Annual Report on Form 10-K.

Code of Ethics

The Company has adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. The Company’s code of business conduct and ethics can be found on our website at www.gldd.com. We will post on our website any amendments to or waivers of the code of business conduct and ethics for executive officers or directors, in accordance with applicable laws and regulations.

Insider Trading Policy

The Company has adopted a statement of policy concerning securities trading and disclosure of confidential information (the “Insider Trading Policy”) governing the purchase and sale and other disposition of GLDD common stock and the disclosure of confidential information, in each case, by our directors, executive officers and certain non-executive officers, key employees and associated family members, and has implemented related processes for the Company and its subsidiaries. The Company believes that the Insider Trading Policy and the Company’s processes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. The foregoing summary of the Insider Trading Policy is not complete and is qualified in its entirety by reference to the Insider Trading Policy attached hereto as Exhibit 19.

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the principal headings “Election of Directors,” “Corporate Governance,” “Security Ownership of Certain Beneficial Owners and Management” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K including information about the Company’s executive and director compensation and certain related matters is incorporated by reference herein from the discussions under the principal headings “Corporate Governance” and “Compensation Discussion and Analysis,” including under the subheadings “Executive Compensation Tables” and “CEO Pay Ratio” in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K including with respect to the security ownership of certain beneficial owners and management and certain equity compensation plan information is incorporated by reference herein from the discussion under the principal headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the principal headings “Corporate Governance,” “Certain Relationships and Related Transactions” and “Compensation Discussion and Analysis,” including under subheading “Potential Payments Upon Termination or Change in Control” in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the principal heading “Ratification of Independent Registered Public Accounting Firm,” including under subheading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are set forth on pages 51 to 77 of this Report and are incorporated by reference in Item 8 of this Report.

2. Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 78, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Estimated Costs at Completion— Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

During 2024, the Company’s contract revenues were $762.7 million, all of which represented revenue recognized over time as work progressed on individual contracts. The Company recognizes revenue on its contracts utilizing the cost-to-cost method for determining progress toward completion of each contract. Revenue is recognized using contract fulfillment costs incurred to date compared to total estimated fulfillment costs at completion. Daily costs and project duration are significant factors in the estimates of fulfillment costs at completion to complete the project.

We identified estimated contract fulfillment costs at completion used in revenue recognition as a critical audit matter because of the judgments inherent in management’s estimates related to contracts that were in progress at December 31, 2024. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures on the total estimated contract fulfillment costs which underlie management’s determination of revenue on contracts in progress.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 20, 2025

We have served as the Company's auditor since 1991.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2024 and 2023

(in thousands, except per share amounts)

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,216	$22,841
Accounts receivable—net	118,030	54,810
Contract revenues in excess of billings	74,197	68,735
Inventories	29,866	33,912
Prepaid expenses	2,828	1,486
Other current assets	28,281	44,544
Total current assets	263,418	226,328

PROPERTY AND EQUIPMENT—Net	703,252	614,608
OPERATING LEASE ASSETS	96,099	88,398
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	95,269	86,325
OTHER	20,489	18,605
TOTAL	$1,255,103	$1,110,840

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$101,309	$83,835
Accrued expenses	41,640	37,361
Operating lease liabilities	47,268	28,687
Billings in excess of contract revenues	25,796	29,560
Total current liabilities	216,013	179,443

LONG-TERM DEBT	448,216	412,070
OPERATING LEASE LIABILITIES—Noncurrent	50,432	61,444
DEFERRED INCOME TAXES	78,985	62,232
OTHER	12,547	10,103
Total liabilities	806,193	725,292

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—$.0001 par value; 170,000 shares authorized, 67,280 shares issued and outstanding at December 31, 2024; 90,000 shares authorized, 66,623 shares issued and outstanding at December 31, 2023.	7	6
Additional paid-in capital	322,383	317,337
Accumulated retained earnings	127,485	70,220
Accumulated other comprehensive loss	(965)	(2,015)
Total equity	448,910	385,548
TOTAL	$1,255,103	$1,110,840

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands, except per share amounts)

	2024	2023	2022

Contract revenues	$762,693	$589,625	$648,781
Costs of contract revenues	602,117	511,893	617,608
Gross profit	160,576	77,732	31,173

General and administrative expenses	70,769	57,056	51,117
Other (gains) losses	(2,998)	(7,543)	7,792
Operating income (loss)	92,805	28,219	(27,736)

Interest expense—net	(17,880)	(12,140)	(14,108)
Other income (expense)	460	2,233	(1,571)
Income (loss) before income taxes	75,385	18,312	(43,415)

Income tax (provision) benefit	(18,120)	(4,406)	9,360
Net income (loss)	$57,265	$13,906	$(34,055)

Basic earnings (loss) per share	$0.85	$0.21	$(0.52)
Basic weighted average shares	67,085	66,469	66,051

Diluted earnings (loss) per share	$0.84	$0.21	$(0.52)
Diluted weighted average shares	67,847	66,957	66,051

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	2024	2023	2022

Net income (loss)	$57,265	$13,906	$(34,055)
Net change in cash flow derivative hedges—net of tax (1)	1,050	(1,824)	(331)
Comprehensive income (loss)	$58,315	$12,082	$(34,386)
(1)
Net of income tax provision of $355 for the year ended December 31, 2024, and net of income tax benefit of $616 and $112 for the years ended December 31, 2023 and 2022, respectively.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE—January 1, 2022	65,746	$6	$308,482	$90,369	$140	$398,997
Share-based compensation	49	-	4,288	-	-	4,288
Vesting of restricted stock units and impact of shares withheld for taxes	214	-	(1,827)	-	-	(1,827)
Exercise of options and purchases from employee stock plans	179	-	1,148	-	-	1,148
Net loss	-	-	-	(34,055)	-	(34,055)
Other comprehensive loss—net of tax	-	-	-	-	(331)	(331)
BALANCE— December 31, 2022	66,188	$6	$312,091	$56,314	$(191)	$368,220
Share-based compensation	56	-	5,231	-	-	5,231
Vesting of restricted stock units and impact of shares withheld for taxes	156	-	(1,019)	-	-	(1,019)
Exercise of options and purchases from employee stock plans	223	-	1,034	-	-	1,034
Net income	-	-	-	13,906	-	13,906
Other comprehensive loss—net of tax	-	-	-	-	(1,824)	(1,824)
BALANCE—December 31, 2023	66,623	$6	$317,337	$70,220	$(2,015)	$385,548
Share-based compensation	37	1	4,751	-	-	4,752
Vesting of restricted stock units and impact of shares withheld for taxes	411	-	(1,332)	-	-	(1,332)
Exercise of options and purchases from employee stock plans	209	-	1,627	-	-	1,627
Net income	-	-	-	57,265	-	57,265
Other comprehensive income—net of tax	-	-	-	-	1,050	1,050
BALANCE—December 31, 2024	67,280	$7	$322,383	$127,485	$(965)	$448,910

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	2024	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$57,265	$13,906	$(34,055)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	42,699	42,525	46,273
Deferred income taxes	16,398	3,733	(9,270)
(Gain) loss on sale of assets	(2,897)	(485)	7,792
Amortization of capitalized contract costs	21,895	11,474	11,148
Amortization of deferred financing fees	2,581	965	1,299
Share-based compensation expense	8,580	6,316	4,288
Changes in assets and liabilities:
Accounts receivable	(63,220)	(9,921)	38,064
Contract revenues in excess of billings	(5,462)	(2,813)	(26,078)
Inventories	(4,898)	(11,000)	(14,255)
Prepaid expenses and other current assets	(7,510)	(21,724)	(18,784)
Accounts payable and accrued expenses	8,689	1,376	(1,966)
Billings in excess of contract revenues	(3,764)	19,647	(4,900)
Other noncurrent assets and liabilities	(294)	(6,574)	2,097
Cash provided by operating activities	70,062	47,425	1,653
INVESTING ACTIVITIES:
Purchases of property and equipment	(125,145)	(150,840)	(143,006)
Proceeds from dispositions of property and equipment	9,450	30,699	2,100
Cash used in investing activities	(115,695)	(120,141)	(140,906)
FINANCING ACTIVITIES:
Deferred financing fees	(11,564)	—	(981)
Taxes paid on settlement of vested share awards	(1,332)	(1,019)	(1,827)
Exercise of options and purchases from employee stock plans	1,627	1,034	1,148
Borrowings under revolving loans	86,000	208,000	10,000
Borrowings under Second Lien Credit Agreement	100,000	—	—
Repayments of revolving loans	(141,000)	(118,000)	(10,000)
Payments on finance lease obligations	(1,643)	(84)	—
Cash provided by (used in) financing activities	32,088	89,931	(1,660)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,545)	17,215	(140,913)
Cash, cash equivalents and restricted cash at beginning of period	23,761	6,546	147,459
Cash, cash equivalents and restricted cash at end of period	$10,216	$23,761	$6,546

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,216	$22,841	$6,546
Restricted cash included in other long-term assets	—	920	—
Cash, cash equivalents and restricted cash at end of period	$10,216	$23,761	$6,546

Supplemental Cash Flow Information
Cash paid for interest	$29,729	$20,738	$17,742
Cash paid for income taxes	$2,489	$132	$1,264

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$13,211	$6,000	$8,686

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2024 AND 2023 AND FOR THE

YEARS ENDED December 31, 2024, 2023 AND 2022

(In thousands, except per share amounts or as otherwise noted)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Great Lakes Dredge & Dock Corporation and its subsidiaries (the “Company” or “Great Lakes”) are in the business of marine construction, primarily dredging. The Company is the largest provider of dredging services in the United States which is complemented with a long history of performing significant international projects. In addition, the Company is fully engaged in expanding its core business into the offshore energy industry. The mobility of the Company’s fleet enables the Company to move equipment in response to changes in demand for dredging services.

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

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit of which the Company tests goodwill for impairment. In 2024, the Company performed a qualitative goodwill impairment test. The Company performed its annual test of impairment as of July 1, 2024 with no indication of impairment as of the test date. The Company assessed qualitative factors for any indications of potential impairment of the reporting unit. Upon completing this assessment, it was determined that the fair value of the reporting unit is more likely than not greater than its carrying value as of the assessment date and, as a result, a quantitative test was not performed. The Company will continue to monitor for changes in facts or circumstances that may impact its estimates. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2025 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment subject to depreciation. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by comparing the projected undiscounted cash flows associated with the assets to their carrying amounts. If an asset is considered impaired, the carrying amount would be reduced to its fair value. No triggering events were identified in 2024 or 2023. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

Other Gains and Losses—Other gains and losses include gains and losses on property and equipment that has been retired or otherwise disposed of and the transfer of control is complete. This also includes any impairment expense related to assets that have been designated as held for sale whose carrying amounts exceed their fair values. In 2024, the Company recognized $2.9 million in gains primarily on disposals of assets and $0.1 million in adjustments to the gain associated with the early termination of an offshore energy contract in 2023. In 2023, the Company recognized $0.1 million in gains on disposals of assets. Additionally, the Company recognized a $7.4 million gain associated with the early termination of an offshore energy contract. In 2022, the Company recorded an $8.2 million loss related to the retirement of an asset which was classified as held for sale at December 31, 2022. This amount was offset by gains on disposals of assets during 2022 of $0.4 million.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. The Company adopted ASU 2023-07 as of December 31, 2024. Refer to required disclosures in Note 13, Segment Information.

Reclassifications—Certain reclassifications have been made to prior period consolidated statements of cash flows to conform to current period presentation. These reclassifications have no effect on net cash flows.

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

The computations for basic and diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022

Net income (loss)	$57,265	$13,906	$(34,055)

Weighted-average common shares outstanding — basic	67,085	66,469	66,051
Effect of stock options and restricted stock units	762	488	—

Weighted-average common shares outstanding — diluted	67,847	66,957	66,051

Basic earnings (loss) per share	$0.85	$0.21	$(0.52)
Diluted earnings (loss) per share	$0.84	$0.21	$(0.52)

For the year ended December 31, 2022 the dilutive effect of 462 thousand of non-qualified stock options (“NQSO”) and restricted stock units (“RSU”) were excluded from the diluted weighted-average common shares outstanding as the Company incurred a loss during the period.

For the years ended December 31, 2024, 2023 and 2022, 57 thousand, 430 thousand and 351 thousand, respectively, NQSO and RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2024 and 2023 are as follows:

	2024	2023

Land	$9,348	$9,348
Buildings and improvements	1,315	1,314
Furniture and fixtures	21,197	20,090
Operating equipment	922,402	803,954
Construction in progress	264,525	264,674
Total property and equipment	1,218,787	1,099,380
Accumulated depreciation	(515,535)	(484,772)
Property and equipment—net	$703,252	$614,608

The Company had no assets classified as held for sale as of December 31, 2024. Operating equipment of $2,227 was classified as held for sale, excluded from property and equipment, as of December 31, 2023. Other (gains) losses in the consolidated statement of operations for the year ended December 31, 2023 includes $886 of loss related to the retirement of assets which were classified as held for sale as of December 31, 2023.

Depreciation expense was $42.7 million, $42.5 million and $46.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

4. LEASES

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2030. Leases with an initial term greater than twelve months are recorded on the Company’s balance sheet as an operating or finance lease asset and operating or finance lease liability. Operating leases are included in operating lease assets, operating lease liabilities, and operating lease liabilities noncurrent in the Company's consolidated balance sheets. Finance leases are included in other assets, lease liabilities, and other in the Company's consolidated balance sheets and are measured at the present value of lease payments over the lease term. Substantially all of the Company’s leases are classified as operating leases. Leases with an initial term of twelve months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s ABL Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its ABL Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

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

Lease costs

The Company’s lease costs are recorded in costs of contract revenues and general and administrative expenses. For the years ended December 31, 2024, 2023 and 2022, respectively, lease costs are as follows:

Lease terms and commitments

	2024	2023	2022
Operating lease costs	$34,663	$29,945	$24,224
Finance lease costs
Amortization of finance lease assets	1,792	95	—
Interest expense on lease liabilities	380	24	—
Short-term lease costs	61,139	68,119	94,842
Total lease cost	$97,974	$98,183	$119,066

As recorded on the balance sheet, the Company’s maturity analysis of its operating lease liabilities as of December 31, 2024 is as follows:

	Operating	Finance
2025	$50,484	$2,089
2026	19,718	2,014
2027	13,986	572
2028	9,663	165
2029	7,676	—
Thereafter	4,732	—
Minimum lease payments	106,259	4,840
Imputed interest	(8,559)	(546)
Present value of minimum lease liabilities	$97,700	$4,294

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Additional information related to the Company’s leases as of December 31, 2024, 2023 and 2022 respectively, is as follows:

	2024	2023	2022
Operating
Weighted average remaining lease term (years)	3.2	4.5	4.2
Weighted average discount rate	6.5%	5.6%	4.7%
Finance
Weighted average remaining lease term (years)	2.3	3.3	—
Weighted average discount rate	7.9%	7.9%	—

Supplemental balance sheet information related to finance leases as of December 31, 2024 and 2023 respectively, is as follows:

	2024	2023
Finance lease assets:
Other noncurrent assets	$6,020	$3,757
Accumulated depreciation	(1,887)	(95)
Total other noncurrent assets	$4,133	$3,662

Finance lease liabilities:
Accrued expenses	1,829	1,047
Other noncurrent liabilities	2,465	2,626
Total finance lease liabilities	$4,294	$3,673

Supplemental cash flow information related to leases during the years ended December 31, 2024, 2023 and 2022 respectively, is as follows:

	2024	2023	2022
Operating cash flows from operating leases	$(31,970)	$(29,016)	$(22,775)
Operating cash flows from finance leases	(380)	(24)	—
Financing cash flows from finance leases	(1,643)	(84)	—
Lease liabilities arising from obtaining new operating lease assets	39,539	24,808	57,618
Lease liabilities arising from obtaining new finance lease assets	2,264	3,757	—

5. ACCRUED EXPENSES

Accrued expenses at December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
	2024	2023

Payroll and employee benefits	$20,140	$11,986
Insurance	13,832	12,521
Interest	1,783	2,388
Fuel hedge contracts	1,065	2,918
Income and other taxes	2,130	1,900
Finance lease liabilities	1,829	1,047
Contract reserves	148	3,964
Other	713	637
Total accrued expenses	$41,640	$37,361

6. LONG-TERM DEBT

Long-term debt at December 31, 2024 and 2023 were as follows:

	2024	2023
Revolving credit facility	$35,000	$90,000
Second lien credit agreement	90,597	—
2029 Notes	322,619	322,070
Total	$448,216	$412,070

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

The obligations under the Second Lien Credit Agreement are secured on a second-priority basis by substantially all of the assets of the Credit Parties. The outstanding obligations thereunder shall be secured by a valid second priority perfected lien on substantially all of the U.S. flagged and located vessels of the Credit Parties and a valid perfected lien on all domestic accounts receivable and substantially all other assets of the Credit Parties, subject to the permitted liens and interests of other parties (including the Company’s surety bonding providers). Pursuant to the terms of that certain Intercreditor Agreement dated as of April 24, 2024, (as amended, restated, supplemented, or otherwise modified from time to time, the “Intercreditor Agreement”), by and between PNC Bank, National Association, as first lien agent, and GCS, as second lien agent, the obligations under the Second Lien Credit Agreement are subordinated to the first-priority liens securing the obligations under the ABL Credit Agreement described below.

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

The Company had $100.0 million borrowings on the Second Lien Credit Agreement as of December 31, 2024. The interest rate on the Second Lien Credit Agreement borrowings as of December 31, 2024 is 12.09%.

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

On July 29, 2022, the Credit Parties entered into a second amended and restated revolving credit and security agreement (as amended by the ABL Amendment and as may be further amended, supplemented or otherwise modified from time to time, the “ABL Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator. The ABL Credit Agreement amends and restates the prior ABL Credit Agreement dated as of May 3, 2019 by and among the financial institutions from time to time party thereto as lenders, the Agent and the Credit Parties party thereto such that the terms and conditions of the prior credit agreement have been subsumed and replaced in their entirety by the terms and conditions of the ABL Credit Agreement, including the amount available under the revolving credit facility. The terms of the ABL Credit Agreement are summarized below.

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

The Company had $35.0 million and $90.0 million borrowings on the revolver as of December 31, 2024 and 2023, respectively. There were $43.5 million and $49.8 million of letters of credit outstanding as of December 31, 2024 and 2023, respectively. The Company had $221.2 million and $122.3 million of net availability under the ABL Amendment as of December 31, 2024 and 2023, respectively. The availability under the ABL Amendment was suppressed by $0.3 million and $37.9 million as of December 31, 2024 and 2023, respectively, as a result of certain limitations of borrowing related to reserves and compliance with the Company's obligations set forth in the ABL Credit Agreement or the prior credit agreement. Based on the aforementioned variable interest rate components, the weighted average interest rate on the revolver borrowings is 6.70% and 6.71% as of December 31, 2024 and 2023, respectively.

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

The Company’s obligations under these 2029 Notes are guaranteed by each of the Company’s existing and future 100% owned domestic subsidiaries that are co-borrowers or guarantors under the ABL Credit Agreement. Such guarantees are full, unconditional and joint and several. The parent company issuer has no independent assets or operations and all non-guarantor subsidiaries have been determined to be minor.

The weighted average interest rate on the Company’s total outstanding borrowings, after adjusting for the effects of interest rate swaps, was 6.77%, and 5.57% as of December 31, 2024 and 2023, respectively.

Other

The scheduled principal payments through the maturity date of the Company’s long-term debt at December 31, 2024, are as follows:

Years Ending December 31,
2025	$—
2026	—
2027	35,000
2028	—
2029	425,000
Thereafter	—
Total	$460,000

The Company incurred amortization of deferred financing fees for its long-term debt of $2.6 million, $1.0 million and $1.1 million for each of the years ended December 31, 2024, 2023 and 2022. Such amortization is recorded as a component of net interest expense.

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

		Fair Value at
	Fair Value
	Hierarchy	December 31, 2024		December 31, 2023
	Levels	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$—	$1,065	$—	$2,918
Foreign currency exchange hedge contracts	2	—	—	358	—
Interest rate swaps	2	217	—	—	—
Total derivatives		$217	$1,065	$358	$2,918

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

As of December 31, 2024, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2026. As of December 31, 2024, there were 17.8 million gallons remaining on these contracts representing forecasted domestic fuel purchases through May 2026. Under these swap agreements, the Company will pay fixed prices ranging from $2.18 to $2.90 per gallon.

At December 31, 2024 and 2023, the fair value liability of the fuel hedge contracts were estimated to be $1.1 million and $2.9 million, respectively, and is recorded in accrued expenses. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2024 were $1.6 million. The remaining gains and losses included in the accumulated other comprehensive income (loss) at December 31, 2024 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as costs of contract revenues in the Statement of Operations. The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

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

The Company did not have any foreign currency exchange hedge contracts as of December 31, 2024. As of December 31, 2023, the Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. As of December 31, 2023 there were 18.6 million Euro of payments remaining on these hedge contracts. Under these hedge contracts, the Company paid fixed prices ranging from $1.01 to $1.13 per Euro.

At December 31, 2023, the fair value asset of foreign currency exchange hedge contracts were estimated to be $358, and is recorded in other current assets. For foreign currency exchange hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value, net of cash settlements and taxes, for the year ended December 31, 2024 were $208. For foreign currency exchange hedge contracts considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2023 were $289. The fair values of foreign currency exchange hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these foreign currency exchange hedges using Level 2 inputs.

Interest rate swaps

The Company is exposed to certain market risks, including interest rate risks related to the floating interest rates on its variable rate debt. The Company has entered into interest rate swaps to convert a portion of its variable rate debt into fixed-rate debt and hedge the risk that fluctuations in interest rates could have an adverse impact on net interest expense.

As of December 31, 2024, the Company was party to two interest rate swaps with a total notional value of $75 million effective August 5, 2024 and a maturity date of August 24, 2026. Under these interest rate swaps, the Company will pay a weighted average fixed rate of 3.873% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting a portion of its floating-rate debt to a weighted average fixed interest rate of 11.623%.

As of December 31, 2024 the fair value asset of the Company’s interest rate swaps was $217 and is recorded in other current assets in the consolidated balance sheets. For interest rate swaps considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2024 were $233. The remaining gains and losses included in accumulated other comprehensive loss at December 31, 2024 will be reclassified into earnings over the next twenty months, corresponding to the period during which the interest rate swap is expected to be utilized. Changes in the fair value of interest rate swaps not considered highly effective are recorded as interest expense in the consolidated statements of operations. The fair values of interest rate swaps are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these interest rate swaps using Level 2 inputs.

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

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	2024	2023	2022
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative losses (gains) to earnings—net of tax	$1,593	$861	$(10,629)
Change in fair value of derivatives—net of tax	(208)	(2,565)	9,681
Net change in cash flow derivative fuel hedges—net of tax	$1,385	$(1,704)	$(948)

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative losses (gains) to earnings—net of tax	$208	$(400)	$116
Change in fair value of derivatives—net of tax	(705)	280	501
Net change in cash flow derivative foreign currency hedges—net of tax	$(497)	$(120)	$617

Interest Rate Swaps
Reclassification of derivative gains to earnings—net of tax	$(233)	$—	$—
Change in fair value of derivatives—net of tax	395	—	—
Net change in cash flow derivative foreign currency hedges—net of tax	$162	$—	$—
Total net change in cash flow derivative hedges - net of tax	$1,050	$(1,824)	$(331)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

	Statement of Operations Location	2024	2023	2022
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$2,132	$1,152	$(14,219)
Foreign currency exchange hedge contracts	Other income (expense)	278	—	—
Interest rate swaps	Interest expense—net	(312)	—	—
	Income tax (provision) benefit	530	291	(3,590)
		$1,568	$861	$(10,629)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying values of the ABL Amendment and Second Lien Credit Agreement approximate fair value at December 31, 2024. In May 2021, the Company sold $325.0 million of the 2029 Notes pursuant to a private offering, which were outstanding at December 31, 2022 (See Note 6, Long-Term Debt). The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The 2029 Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 2029 Notes. The fair value of the 2029 Notes was $301.5 million at December 31, 2024, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

8. INCOME TAXES

The Company’s income tax provision (benefit) for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Income tax (provision) benefit	$18,120	$4,406	$(9,360)

The Company’s income (loss) before income tax from domestic and foreign operations for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Domestic operations	$77,285	19,549	$(43,179)
Foreign operations	(1,900)	(1,237)	(236)
Total income (loss) before income taxes	$75,385	$18,312	$(43,415)

The provision (benefit) for income taxes as of December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Federal:
Current	$156	$—	$—
Deferred	15,814	3,292	(9,754)
State:
Current	1,780	422	(90)
Deferred	584	442	484
Foreign:
Current	(214)	250	—
Deferred	—	—	—
Total	$18,120	$4,406	(9,360)

The Company’s income tax provision (benefit) reconciles to the provision (benefit) at the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022, as follows:

	2024	2023	2022
Tax provision (benefit) at statutory U.S. federal income tax rate	$15,831	$3,846	$(9,117)
State income tax — net of federal income tax benefit	1,990	774	(3,952)
Adjustment to deferred tax depreciation	—	—	—
Stock based compensation	132	315	(414)
Nondeductible officer compensation	894	178	244
Research and development tax credits	(600)	(796)	(518)
Changes in valuation allowance	—	—	4,365
Other	(127)	89	32
Income tax provision (benefit)	$18,120	$4,406	$(9,360)

At December 31, 2024 and 2023, the Company had loss carryforwards for federal income tax purposes of $2.9 million and $14.0 million respectively. The loss carryforwards at December 31, 2024 may be carried forward indefinitely. The Company also has indefinite life carryforwards as a result of interest limitations. Starting in 2022, the Company has research costs attributable to research and development that are currently expensed but are required to be capitalized for U.S. tax purposes and amortized primarily over 5 or 15 years.

At December 31, 2024 and 2023, the Company had gross net operating loss carryforwards for state income tax purposes totaling $184.5 million and $182.4 million, respectively, which expire between 2029 and 2044. The Company has established a valuation allowance that was $7.3 million and $6.6 million as of December 31, 2024 and 2023, respectively. The Company believes that the remaining net operating losses, net of the valuation allowance, will be fully utilized in future periods.

The Company also has no foreign gross net operating loss carryforwards as of December 31, 2024 and 2023, respectively

The Company does not expect that total unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2024, 2023 and 2022 the Company had no interest and penalties recorded.

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

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2021 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2020. In foreign jurisdictions in which the Company operates, years prior to 2018 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Operating lease assets	$25,753	$23,685
Accrued liabilities	5,030	7,378
Federal NOLs and interest limitations	4,364	4,979
State NOLs	10,216	9,953
Research costs	7,681	5,193
Tax credit carryforwards	5,292	5,457
Valuation allowance	(7,315)	(6,558)
Total deferred tax assets	51,021	50,087

Deferred tax liabilities:
Depreciation and amortization	(104,643)	(88,906)
Operating lease liabilities	(25,308)	(23,245)
Other liabilities	(55)	(168)
Total deferred tax liabilities	(130,006)	(112,319)
Net noncurrent deferred tax liabilities	$(78,985)	$(62,232)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company evaluates its ability to realize deferred tax assets by considering all available positive and negative evidence. This evidence includes its cumulative earnings or losses in recent years. The Company further considers the impact on these cumulative earnings or losses of discontinued operations and other divested operations and joint ventures, restructuring charges and other nonrecurring adjustments that are not indicative of its ability to generate taxable income in future periods. The Company also considers sources of taxable income, such as the amount and timing of realization of its deferred tax liabilities relative to the timing of expiration of loss carryforwards. When it is estimated to be more likely than not that all or some portion of deferred tax assets will not be realized, the Company establishes a valuation allowance for the amount of such deferred tax assets considered to be unrealizable. After evaluating the positive and negative evidence for future realization of deferred tax assets, the Company recorded valuation allowances for foreign net operating loss carryforwards and certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2024 and 2023 as it was more likely than not that the balance of these tax items would not be realized. By contrast, after evaluating the positive and negative evidence, the Company concluded that it was more likely than not that the deferred federal income tax asset and remaining state net operating loss carryforwards recorded at December 31, 2024 and 2023 would ultimately be realized and determined that no valuation allowance was required.

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

Compensation cost charged to expense related to share-based compensation arrangements was $8.6 million, $6.3 million and $4.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. The volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2024, 2023 and 2022. The aggregate intrinsic value of stock options represents the difference between market value on the date of exercise and the option price. The aggregate intrinsic value of stock options exercised during 2024 was $0.1 million. No stock options were exercised during 2023. The aggregate intrinsic value of stock options exercised during 2022 was $0.2 million.

A summary of stock option activity under the Incentive Plan as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic Value ($000's)
Outstanding as of January 1, 2024	65	$7.62
Granted	—	—
Exercised	(58)	7.62
Forfeited or Expired	(7)	7.62
Outstanding as of December 31, 2024	—	$—	—	$—

Vested at December 31, 2024	—	$—	—	$—

Restricted stock units

RSUs primarily vest in equal portions over the three-year vesting period. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below:

Non-vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2024	1,610	$8.68
Granted	869	9.31
Vested	(699)	9.03
Forfeited	(134)	13.79
Outstanding as of December 31, 2024	1,646	$8.61

Expected to vest at December 31, 2024	1,654	$8.69

As of December 31, 2024, there was $8.5 million of total unrecognized compensation cost related to non-vested RSUs granted under the Incentive Plan. That cost for non-vested RSUs is expected to be recognized over a weighted-average period of 2.3 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $2.5 million, $0.6 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on its board of directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the board of directors or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $160, payable quarterly in arrears, and is generally paid 50% in cash and 50% in common stock or deferred restricted stock units of the Company. Directors may elect to receive some or all of the cash retainer in common stock or deferred restricted stock units. In 2024, the Chairman of the Board received an additional $100 of annual compensation, paid 100% in common stock.

In the years ended December 31, 2024, 2023 and 2023, 37 thousand, 56 thousand and 106 thousand shares, respectively, of the Company’s common stock or restricted stock units were issued to non-employee directors under the Incentive Plan.

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

The majority of the Company’s contracts are completed in a year or less. At December 31, 2024, the Company had $1.19 billion of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include $44.9 million of performance obligations related to offshore energy contracts. The Company expects to perform on its offshore energy contracts using the inclined fall-pipe vessel for subsea rock installation which is expected to be delivered and operational in the 2026. We anticipate that approximately 60% of the Company’s dredging backlog will be completed in 2025.

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

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2024, 2023 and 2022:

Revenues	2024	2023	2022
Dredging:
Capital—U.S.	$348,085	$186,715	$342,461
Coastal protection	253,360	196,343	192,567
Maintenance	158,882	187,586	98,077
Rivers & lakes	2,366	16,318	15,527
Capital—foreign	—	—	149
Total dredging revenues	$762,693	$586,962	$648,781
Offshore energy	—	2,663	—
Total revenues	$762,693	$589,625	$648,781

The following table sets forth, by type of customer, the Company’s contract revenues for the years ended December 31, 2024, 2023 and 2022:

Revenues	2024	2023	2022
Dredging:
Federal government	$430,980	$438,790	$431,705
State and local government	154,427	129,583	207,033
Private	177,286	18,589	9,894
Foreign	—	—	149
Total dredging revenues	$762,693	$586,962	$648,781
Offshore energy	—	2,663	—
Total revenues	$762,693	$589,625	$648,781

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

Accounts receivable at December 31, 2024 and 2023 are as follows:

	2024	2023
Completed contracts	$660	$2,920
Contracts in progress	105,159	40,743
Retainage	12,575	11,511
	118,394	55,174
Allowance for credit losses	(364)	(364)

Total accounts receivable—net	$118,030	$54,810

The components of contracts in progress at December 31, 2024 and 2023 are as follows:

	2024	2023
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$206,933	$206,330
Amounts billed	(153,208)	(196,520)
Costs and earnings in excess of billings for contracts in progress	53,725	9,810
Costs and earnings in excess of billings for completed contracts	20,472	58,925
Total contract revenues in excess of billings	$74,197	$68,735

Current portion of contract revenues in excess of billings	$74,197	$68,735
Long-term contract revenues in excess of billings	—	—
Total contract revenues in excess of billings	$74,197	$68,735

Billings in excess of costs and earnings:
Amounts billed	$(303,810)	$(258,948)
Costs and earnings for contracts in progress	278,014	229,388
Total billings in excess of contract revenues	$(25,796)	$(29,560)

At December 31, 2024 and 2023, costs to fulfill contracts with customers recognized as other current assets were $10.3 million and $22.2 million, respectively. At December 31, 2024 and 2023, costs to fulfill contracts with customers recognized as other noncurrent assets were $7.6 million and $4.0 million, respectively. These costs relate to pre-contract and pre-construction activities. During the years ended December 31, 2024 and 2023 the company amortized pre-contract and pre-construction costs of $21.9 million and $11.5 million, respectively. The Company recognized $27.7 million in revenues during the year ended December 31, 2024 that was recorded as billings in excess of contract revenues as of December 31, 2023.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In 2024, 2023 and 2022, 57%, 75% and 67%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2024 and 2023, approximately 19% and 35% respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

The Company derived revenues and gross loss from foreign project operations for the years ended December 31, 2024, 2023, and 2022, as follows:

	2024	2023	2022
Contract revenues	$—	$—	$149
Costs of contract revenues	(1,808)	(1,142)	(341)
Gross loss	$(1,808)	$(1,142)	$(192)

In 2022, foreign revenues were primarily from work done in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2023 and 2022, long-lived assets located outside of the U.S had no net book value. Currently our assets outside of the U.S. do not include dredges. Revenue from foreign projects has been concentrated in the Middle East which comprised less than 1% of total contract revenues in 2024, 2023 and 2022. At December 31, 2024, there were no accounts receivable due on contracts in the Middle East. At December 31, 2022, approximately 9% of total accounts receivable, including retainage and contract revenues in excess of billings, were due on contracts in the Middle East.

11. RETIREMENT PLANS

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”). Under the Salaried Plan and the Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan also includes a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2024, 2023 and 2022, was $6.1 million, $4.8 million and $3.0 million, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2024, 2023 and 2022, the Company contributed $5.3 million, $5.2 million and $4.9 million respectively to all of the multiemployer plans that provide pension benefits. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions.

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

12. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, Liberty Mutual Insurance Company and Philadelphia Indemnity Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also currently has outstanding bonds with ACE Holdings, Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1.0 million to $10.0 million. At December 31, 2024, the Company had outstanding performance bonds with a notional amount of approximately $1.32 billion. The revenue value remaining in backlog related to the projects totaled approximately $904.1 million.

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

Legal proceedings and other contingencies

As is customary with negotiated contracts and modifications or claims to competitively bid contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts, modifications, or claims, and the applicable federal laws. The government has the ability to seek a price adjustment based on the results of such audit. Any such audits have not had, and are not expected to have, a material impact on the financial position, operations or cash flows of the Company.

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

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2030. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s ABL Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by its ABL Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

13. SEGMENT INFORMATION

The Company reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has determined it has one reportable segment: dredging.

As the Company operates in one reportable segment, the CODM is provided financial reports which include (i) a consolidated statement of operations, (ii) plant expenses (as defined below), (iii) a summary of contract revenues by work type and backlog by customer type, (iv) a consolidated balance sheet and (v) a contract analysis of revenues and margins by project. These financial reports assist the CODM in assessing the Company’s financial performance and in allocating resources appropriately.

The dredging segment provides dredging services, which generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The Company derives its revenue primarily in the United States and manages its business activities on a consolidated basis. The accounting policies of the dredging segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM uses net income and Adjusted EBITDA to evaluate income generated from segment assets in deciding whether to reinvest profits into the operating segment or into other parts of the entity. Net income and Adjusted EBITDA are used to monitor budgeted versus actual results and to assess performance of the segment.

Net income from the Company’s reportable segment is as follows:

	2024	2023	2022
Contract revenues	$762,693	$589,625	$648,781
Less:
Direct contract cost	449,748	379,062	418,274
Plant expenses excluding depreciation expense *	109,670	90,306	153,061
Depreciation expense	42,699	42,525	46,273
General and administrative expenses	70,769	57,056	51,117
Other (gains) losses	(2,998)	(7,543)	7,792
Interest expense	18,556	12,577	14,507
Interest income	(676)	(437)	(399)
Other (income) expense	(460)	(2,233)	1,571
Income tax provision (benefit)	18,120	4,406	(9,360)
Net income (loss)	$57,265	$13,906	$(34,055)

* Consists of indirect expenses that are allocated to contracts, including, but not limited to: maintenance, supplies, wear and insurance.

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	Beginning Balance	Additions	Deductions	Ending balance
Description
Year ended December 31, 2022
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$—	$564
Valuation allowance for deferred tax assets	2,487	3,525	—	6,012
Total	$3,051	$3,525	$—	$6,576

Year ended December 31, 2023
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$200	$364
Valuation allowance for deferred tax assets	6,012	546	—	6,558
Total	$6,576	$546	$200	$6,922

Year ended December 31, 2024
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$364	$—	$—	$364
Valuation allowance for deferred tax assets	6,558	757	—	7,315
Total	$6,922	$757	$—	$7,679

I. EXHIBIT INDEX

Number	Document Description
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

3.1

Second Amended and Restated Certificate of Incorporation of Great Lakes Dredge & Dock Corporation, effective May 9, 2024. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2024).

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

4.1	Description of Great Lakes Dredge & Dock Corporation Securities Registered Pursuant to Section 12 of the Exchange Act. *

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

10.1

Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2017). †

10.2

Employment Agreement between Great Lakes Dredge & Dock Corporation and Scott Kornblau, dated as of September 29, 2021. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4 , 2021). †

10.3

Employment Agreement between Great Lakes Dredge & Dock Corporation and Vivienne Schiffer, dated as of December 7, 2020. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 23, 2022). †

10.4

Employment Agreement between Great Lakes Dredge & Dock Corporation and Eleni Beyko, dated as of January 8, 2021 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 16, 2024). †

10.5

Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012). †

10.6	401 (k) Savings Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005). †

Number	Document Description
10.7

Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 11, 2014). †

10.8

Great Lakes Dredge & Dock Corporation Director Deferral Plan, adopted on November 8, 2017 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 28, 2018). †

10.9

Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp. (Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006).

10.10

Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 17, 2017). †

10.11

Great Lakes Dredge & Dock Corporation 2021 Long-Term Incentive Plan (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 7, 2021). †

10.12

Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.13

Form of Great Lakes Dredge & Dock Corporation Performance-Based Restricted Stock Unit Award Agreement (Three Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.14

Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.15

Performance-Based Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.16

Purchase Agreement, dated May 12, 2021, by and among the Company, certain subsidiary guarantors named therein and BofA Securities, Inc., as representative of the initial purchasers named therein. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2021).

10.17

Second Amended and Restated Revolving Credit and Security Agreement dated as of July 29, 2022 by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on August 1, 2022).

10.18

Vessel Construction Agreement, dated June 5, 2020 by and between Conrad Shipyard, L.L.C., and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2020). (1)

10.19

Vessel Construction Agreement, dated November 15, 2021 by and between Philly Shipyard Inc., and Great Lakes Dredge & Dock Company, LLC. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 23, 2022). (1)

10.20

Consulting Agreement, dated December 1, 2022, between Great Lakes Dredge & Dock Company, LLC and David E. Simonelli. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2023).

10.21	Second Lien Credit Agreement, dated April 24, 2024. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 25, 2024).

Number	Document Description

10.22

Amendment No. 1 to Second Amended and Restated Revolving Credit and Security Agreement, dated April 24, 2024. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on April 25, 2024).

19	Great Lakes Dredge & Dock Corporation Insider Trading Policy. *

21	Subsidiaries of Great Lakes Dredge & Dock Corporation. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97

Great Lakes Dredge & Dock Corporation Statement of Policy Regarding Incentive Compensation Recoupment. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 16, 2024)

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

Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Lasse J. Petterson	February 20, 2025	President, Chief Executive Officer and Director
Lasse J. Petterson		(Principal Executive Officer)

/s/ Scott Kornblau	February 20, 2025	Senior Vice President and Chief Financial Officer
Scott Kornblau		(Principal Financial Officer)

/s/ Ryan M. Bayer	February 20, 2025	Vice President and Chief Accounting Officer
Ryan M. Bayer		(Principal Accounting Officer)

/s/ Lawrence R. Dickerson	February 20, 2025	Chairman of the Board and Director
Lawrence R. Dickerson

/s/ Dana Armstrong	February 20, 2025	Director
Dana Armstrong

/s/ Kathleen M. Shanahan	February 20, 2025	Director
Kathleen M. Shanahan

/s/ Earl Shipp	February 20, 2025	Director
Earl Shipp

/s/ Ronald R. Steger	February 20, 2025	Director
Ronald R. Steger

/s/ D. Michael Steuert	February 20, 2025	Director
D. Michael Steuert