Form 10-Q
period 2025-03-31
Great Lakes Dredge & Dock CORP
filed 2025-05-06
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, 67,926,382 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2025

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,336	$10,216
Accounts receivable—net	113,302	118,030
Contract revenues in excess of billings	78,964	74,197
Inventories	26,078	29,866
Prepaid expenses	2,288	2,828
Other current assets	25,652	28,281
Total current assets	257,620	263,418

PROPERTY AND EQUIPMENT—Net	704,026	703,252
OPERATING LEASE ASSETS	83,186	96,099
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	97,268	95,269
OTHER	14,772	20,489
TOTAL	$1,233,448	$1,255,103

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,353	$101,309
Accrued expenses	33,349	41,640
Operating lease liabilities	39,003	47,268
Billings in excess of contract revenues	30,369	25,796
Total current liabilities	193,074	216,013

LONG-TERM DEBT	413,918	448,216
OPERATING LEASE LIABILITIES—Noncurrent	45,195	50,432
DEFERRED INCOME TAXES	88,923	78,985
OTHER	12,394	12,547
Total liabilities	753,504	806,193

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 170,000 shares authorized, 67,916 and 67,280 shares issued at March 31, 2025 and December 31, 2024, respectively, and 67,564 and 67,280 shares outstanding at March 31, 2025 and December 31, 2024, respectively.	7	7
Treasury stock; 352 and zero shares at March 31, 2025 and December 31, 2024, respectively.	(3,171)	—
Additional paid-in capital	322,810	322,383
Accumulated retained earnings	160,901	127,485
Accumulated other comprehensive loss	(603)	(965)
Total equity	479,944	448,910
TOTAL	$1,233,448	$1,255,103

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

n Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024

Contract revenues	$242,865	$198,660
Costs of contract revenues	173,342	153,086
Gross profit	69,523	45,574

General and administrative expenses	20,038	16,111
Other gains	(460)	(2,016)
Operating income	49,945	31,479

Interest expense—net	(4,451)	(3,891)
Other (expense) income	(368)	425
Income before income taxes	45,126	28,013

Income tax provision	(11,710)	(6,989)
Net income	$33,416	$21,024

Basic earnings per share	$0.50	$0.32
Basic weighted average shares	67,376	66,729

Diluted earnings per share	$0.49	$0.31
Diluted weighted average shares	68,399	67,494

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income	$33,416	$21,024
Reclassification of derivative losses (gains) to earnings—net of tax	$52	$(86)
Reclassification of derivative losses to capital—net of tax
Change in fair value of derivatives—net of tax	$310	$1,374
Net change in cash flow derivative hedges—net of tax (1)	362	1,288
Comprehensive income	$33,778	$22,312

(1)
Net of income tax provision of $123 and $435 for the three months ended March 31, 2025 and 2024, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

BALANCE—January 1, 2025	67,280	7	-	322,383	127,485	(965)	448,910
Share-based compensation	15	-	-	750	-	-	750
Vesting of restricted stock units and impact of shares withheld for taxes	543	-	-	(887)	-	-	(887)
Exercise of options and purchases from employee stock plans	78	-	-	564	-	-	564
Repurchase of common stock	(352)	-	(3,171)	-	-	-	(3,171)
Net income	-	-	-	-	33,416	-	33,416
Other comprehensive income—net of tax	-	-	-	-	-	362	362
BALANCE—March 31, 2025	67,564	$7	(3,171)	$322,810	$160,901	$(603)	$479,944

BALANCE—January 1, 2024	66,623	6	-	317,337	70,220	(2,015)	385,548
Share-based compensation	10	-	-	999	-	-	999
Vesting of restricted stock units and impact of shares withheld for taxes	187	-	-	(681)	-	-	(681)
Exercise of options and purchases from employee stock plans	121	-	-	862	-	-	862
Net income	-	-	-	-	21,024	-	21,024
Other comprehensive income—net of tax	-	-	-	-	-	1,288	1,288
BALANCE—March 31, 2024	66,941	$6	-	$318,517	$91,244	$(727)	$409,040

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$33,416	$21,024
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,531	11,020
Deferred income taxes	9,816	6,989
Gain on sale of assets	(460)	(2,016)
Amortization of capitalized contract costs	3,396	4,419
Amortization of deferred financing fees	859	241
Share-based compensation expense	1,948	756
Changes in assets and liabilities:
Accounts receivable	4,728	14,328
Contract revenues in excess of billings	(4,767)	(26)
Inventories	1,789	(1,546)
Prepaid expenses and other current assets	(384)	(5,843)
Accounts payable and accrued expenses	(10,119)	2,730
Billings in excess of contract revenues	4,573	(11,495)
Other noncurrent assets and liabilities	5,528	(2,140)
Cash provided by operating activities	60,854	38,441
INVESTING ACTIVITIES:
Purchases of property and equipment	(21,250)	(11,912)
Proceeds from dispositions of property and equipment	532	3,641
Cash used in investing activities	(20,718)	(8,271)
FINANCING ACTIVITIES:
Taxes paid on settlement of vested share awards	(887)	(681)
Exercise of options and purchases from employee stock plans	564	862
Borrowings under revolving loans	55,000	—
Repayments of revolving loans	(90,000)	(30,000)
Repurchases of common stock	(3,171)	—
Payments on finance lease obligations	(522)	(390)
Cash used in financing activities	(39,016)	(30,209)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,120	(39)
Cash, cash equivalents and restricted cash at beginning of period	10,216	23,761
Cash, cash equivalents and restricted cash at end of period	$11,336	$23,722

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,336	$22,802
Restricted cash included in other long-term assets	—	920
Cash, cash equivalents and restricted cash at end of period	$11,336	$23,722

Supplemental Cash Flow Information
Cash paid for interest	$3,644	$2,065
Cash paid for income taxes	$76	$176

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$3,338	$4,288

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.
Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. Management believes that the disclosures included herein are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2025 and December 31, 2024, and its results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024 have been included.

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

On March 14, 2025, the Company announced that its board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $50.0 million of its common stock from time to time through March 14, 2026. Of the approved amount under the share repurchase program, the Company repurchased 352,240 shares of common stock for approximately $3.2 million of common stock during the three months ended March 31, 2025.

The condensed consolidated statements of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“DISE”). The ASU primarily requires companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The new guidance will be effective for the Company’s year ending December 31, 2027 and interim periods during the year ended December 31, 2028. Management is currently evaluating the impact of this guidance.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)” (“ASU 2023-09”). The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year to date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2025	2024

Net income	$33,416	$21,024

Weighted-average common shares outstanding — basic	67,376	66,729
Effect of stock options and restricted stock units	1,023	765

Weighted-average common shares outstanding — diluted	68,399	67,494

Basic earnings	$0.50	$0.32
Diluted earnings	$0.49	$0.31

For the three months ended March 31, 2025, there were 17 restricted stock units ("RSUs") excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such RSUs were determined to be anti-dilutive. For the three months ended March 31, 2024, there were 240 stock options ("NQSOs") and RSUs excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

For the three months ended March 31, 2025, there were 1,023 RSUs included in the diluted weighted average common shares outstanding. For the three months ended March 31, 2024, there were 765 NQSOs and RSUs included from the calculation of diluted earnings per share based on the application of the treasury stock method.

3.
Property and equipment

Property and equipment at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024

Land	$9,348	$9,348
Buildings and improvements	1,315	1,315
Furniture and fixtures	21,843	21,197
Operating equipment	924,559	922,402
Construction in progress	270,490	264,525
Total property and equipment	1,227,555	1,218,787
Accumulated depreciation	(523,529)	(515,535)
Property and equipment—net	$704,026	$703,252

4.
Accrued expenses

Accrued expenses at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024

Payroll and employee benefits	$10,373	$20,140
Insurance	9,498	13,832
Interest	5,992	1,783
Fuel hedge contracts	299	1,065
Income and other taxes	3,880	2,130
Finance lease liabilities	1,860	1,829
Contract reserves	814	148
Other	633	713
Total accrued expenses	$33,349	$41,640

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

The Second Lien Credit Agreement provides for (i) a senior secured second-lien term loan facility in an aggregate principal amount of $100.0 million, which was funded in full on the initial closing date (the “Closing Date”) and (ii) a senior secured second-lien delayed draw term loan facility in the aggregate principal amount up to $50.0 million, which was available to the Company for a period of 12 months following the Closing Date, subject to the terms and conditions as set forth therein. On April 24, 2025, the senior secured second-lien delayed draw term loan facility of $50.0 million provided for in the Company’s Second Lien Credit Agreement expired undrawn. Net proceeds to the Company, after payment of original discount on the initial loans, a closing fee on the delayed draw facility and other debt issuance costs, including those associated with the ABL Credit Agreement described below, were approximately $88.7 million.

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

The Company had $100.0 million in borrowings on the Second Lien Credit Agreement as of March 31, 2025 and December 31, 2024. The weighted average interest rate on the Second Lien Credit Agreement borrowings during the quarter ended March 31, 2025 is 12.07%.

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

On May 2, 2025, the Credit Parties, PNC, as agent for the lenders, and certain financial institutions party thereto entered into an amendment to the ABL Credit Agreement (the “ABL Second Amendment”). The ABL Second Amendment increased the aggregate principal amount of the Company’s senior secured revolving credit facility from $300.0 million to $330.0 million.

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

The Company had zero and $35.0 million borrowings on the revolver as of March 31, 2025 and December 31, 2024, respectively. There were $43.5 million letters of credit outstanding as of March 31, 2025 and December 31, 2024. The Company had $256.2 million and $221.2 million of availability under the ABL Credit Agreement as of March 31, 2025 and December 31, 2024, respectively. Availability was suppressed by $0.3 million as of March 31, 2025 and December 31, 2024, as a result of certain limitations of borrowing related to reserves and compliance with the Company’s obligations set forth in the ABL Credit Agreement.

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

The weighted average interest rates on the Company’s outstanding borrowings, after adjusting for the effects of interest rate swaps, were 6.78%, and 6.77% as of March 31, 2025 and December 31, 2024, respectively.

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

		Fair Value at
	Fair Value
	Hierarchy	March 31, 2025		December 31, 2024
	Levels	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$—	$299	$—	$1,065
Interest rate swaps	2	—	64	217	—
Total derivatives		$—	$363	$217	$1,065

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

As of March 31, 2025, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2026. As of March 31, 2025, there were 16.4 million gallons remaining on these contracts representing forecasted domestic fuel purchases through September 2026. Under these swap agreements, the Company will pay fixed prices ranging from $2.18 to $2.90 per gallon.

At March 31, 2025 and December 31, 2024, the fair value liabilities of the fuel hedge contracts were estimated to be $0.3 million and $1.1 million, respectively, and are recorded in accrued expenses in the condensed consolidated balance sheets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2025 were $0.1 million. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2025 will be reclassified into earnings over the next eighteen months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the condensed consolidated statements of operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

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

The Company did not have any foreign currency exchange hedge contracts as of March 31, 2025 or December 31, 2024. The Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. Under these hedge contracts, the Company paid fixed prices ranging from $1.01 to $1.13 per Euro.

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

As of March 31, 2025, the Company was party to two interest rate swaps with a total notional value of $75 million effective August 5, 2024 and a maturity date of August 24, 2026. Under these interest rate swaps, the Company will pay a weighted average fixed rate of 3.87% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting a portion of its floating-rate debt to a weighted average fixed interest rate of 11.62%.

As of March 31, 2025 the fair value liability of the Company’s interest rate swaps was $64 and is recorded in accrued expenses in the condensed consolidated balance sheets. For interest rate swaps considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the three months ended March 31, 2025 were $68. The remaining gains and losses included in accumulated other comprehensive loss at March 31, 2025 will be reclassified into earnings over the next seventeen months, corresponding to the period during which the interest rate swap is expected to be utilized. Changes in the fair value of interest rate swaps not considered highly effective are recorded as interest expense in the condensed consolidated statements of operations. The fair values of interest rate swaps are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these interest rate swaps using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2025	2024
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative losses (gains) to earnings—net of tax	$120	$(122)
Change in fair value of derivatives—net of tax	451	2,011
Net change in cash flow derivative fuel hedges—net of tax	$571	$1,889

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative losses to earnings—net of tax	$—	$36
Change in fair value of derivatives—net of tax	—	(637)
Net change in cash flow derivative foreign currency hedges—net of tax	$—	$(601)

Interest Rate Swaps
Reclassification of derivative gains to earnings—net of tax	$(68)	$—
Change in fair value of derivatives—net of tax	(141)	—
Net change in cash flow derivative foreign currency hedges—net of tax	$(209)	$—
Total net change in cash flow derivative hedges - net of tax	$362	$1,288

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended
		March 31,
	Statement of Operations Location	2025	2024
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$161	$(163)
Foreign currency exchange hedge contracts	Other (expense) income	—	49
Interest rate swaps	Interest expense—net	(91)	—
	Income tax provision	18	(29)
		$52	$(85)

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying values of the ABL Credit Agreement and Second Lien Credit Agreement approximate fair value at March 31, 2025. In May 2021, the Company sold $325.0 million of the 2029 Notes, which were outstanding at March 31, 2025 (see Note 5, Long-term debt). The fair value of the 2029 Notes was $294.3 million at March 31, 2025, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the three months ended March 31, 2025, the Company granted 16 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $1.9 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

8.
Revenue

At March 31, 2025, the Company had $968.5 million of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include $265.3 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at March 31, 2025. Additionally, it does not include $44.9 million of performance obligations or $14.5 million of options pending award related to offshore energy contracts. Approximately 60% of the Company’s dredging backlog at March 31, 2025 is expected to be completed during the remainder of 2025, with the remaining balance expected to be completed in 2026.

Revenue by category

The following series of tables presents the Company's revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of three primary types of work: capital, coastal protection and maintenance. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, are as follows:

	Three Months Ended
	March 31,
Revenues	2025	2024
Dredging:
Capital—U.S.	$91,120	$69,900
Coastal protection	120,302	63,926
Maintenance	31,443	64,834
Total revenues	$242,865	$198,660

The Company’s contract revenues by type of customer, for the periods indicated, are as follows:

	Three Months Ended
	March 31,
Revenues	2025	2024
Dredging:
Federal government	$134,408	$134,789
State and local government	36,394	47,700
Private	72,063	16,171
Total revenues	$242,865	$198,660

Accounts receivable at March 31, 2025 and December 31, 2024 are as follows:

	2025	2024
Completed contracts	$8,328	$660
Contracts in progress	96,511	105,159
Retainage	8,827	12,575
	113,666	118,394
Allowance for credit losses	(364)	(364)

Total accounts receivable—net	$113,302	$118,030

The components of contracts in progress at March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$203,252	$206,933
Amounts billed	(141,491)	(153,208)
Costs and earnings in excess of billings for contracts in progress	61,761	53,725
Costs and earnings in excess of billings for completed contracts	17,203	20,472
Total contract revenues in excess of billings	$78,964	$74,197

Current portion of contract revenues in excess of billings	$78,964	$74,197

Billings in excess of costs and earnings:
Amounts billed	$(450,700)	$(303,810)
Costs and earnings for contracts in progress	420,331	278,014
Total billings in excess of contract revenues	$(30,369)	$(25,796)

At March 31, 2025 and December 31, 2024, costs to fulfill contracts customers recognized as other current assets were $12.3 million and $10.3 million, respectively. At March 31, 2025 and December 31, 2024, costs to fulfill contracts with customers recognized as other noncurrent assets were $2.7 million and $7.6 million, respectively. These costs relate to pre-contract and pre-construction activities. During the three months ended March 31, 2025 and 2024, the Company amortized $3.4 million and $4.4 million of pre-construction costs, respectively.

9.
Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Liberty Mutual Insurance Company, Philadelphia Indemnity Insurance Company, Ascot Insurance Companies and AXIS Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also currently has outstanding bonds with ACE Holdings, Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1.0 million to $10.0 million. At March 31, 2025, the Company had outstanding performance bonds with a notional amount of approximately $1.1 billion. The revenue value remaining in dredging backlog related to the outstanding performance bonds totaled approximately $701.5 million.

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

Lease obligations

The Company leases certain operating equipment and office facilities under long-term operating and financing leases expiring at various dates through 2030. The equipment leases contain renewal or purchase options that specify prices at the then fair value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the ABL Credit Agreement, or, in certain instances, cross default to other equipment leases and certain lease arrangements require that the Company maintain certain financial ratios comparable to those required by the ABL Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

10.
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

As the Company operates in one reportable segment, the CODM is provided financial reports which include (i) a consolidated statement of operations, (ii) plant expenses (as described below), (iii) a summary of contract revenues by work type and backlog by customer type, (iv) a consolidated balance sheet and (v) a contract analysis of revenues and margins by project. These financial reports assist the CODM in assessing the Company’s financial performance and in allocating resources appropriately.

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

Net income from the Company’s reportable segment is as follows:

	Three Months Ended
	March 31,
	2025	2024
Contract revenues	$242,865	$198,660
Less:
Direct contract cost	134,171	117,565
Plant expenses excluding depreciation expense *	28,640	24,501
Depreciation expense	10,531	11,020
General and administrative expenses	20,038	16,111
Other gains	(460)	(2,016)
Interest expense	4,497	4,060
Interest income	(46)	(169)
Other expense (income)	368	(425)
Income tax provision	11,710	6,989
Net income	$33,416	$21,024

* Consists of indirect expenses that are allocated to contracts, including, but not limited to: maintenance, supplies, wear and insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary note regarding forward-looking statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Great Lakes Dredge & Dock Corporation and its subsidiaries (“Great Lakes” or the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “would,” “could,” “should,” “seeks,” “commitment to,” “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions.

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of Great Lakes’ Annual Report on Form 10-K for the year ended December 31, 2024 and in other securities filings by Great Lakes with the SEC.

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

Due to its lower materiality relative to the Company’s overall operations, projects previously presented as rivers & lakes are now included in maintenance dredging throughout. Prior periods presented herein have been updated to conform to the current presentation. These projects typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects.

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations (“bid market”). The Company experienced an average combined bid market share in the U.S. of 31% over the three-year period ended December 31, 2024, including 28%, 59% and 19% of the domestic capital, coastal protection and maintenance sectors, respectively, exclusive of liquefied natural gas (“LNG”) projects.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first three months of 2025, the Company’s revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 55% of revenues, which is below the average of the three-year period ended December 31, 2024 of 65%. The decrease in the federal government revenue percentage is a result of additional revenues from state and local governments and private customers in the first three months of 2025.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. During the first quarter of 2025, the

Company commenced regulatory dry dock inspections on three dredges, one of which was completed in the first quarter. By comparison, the Company commenced a regulatory dry dock inspection on one dredge in the first quarter of 2024. The Company has regulatory dry dock inspections planned for a total of seven dredges during 2025. Additionally, as of the end of the first quarter of 2025, the Company had one dredge cold stacked.

While the Company continues to reinvest in our core dredging business and renew our dredging fleet, we remain steadfast in our commitment to executing a long-term strategy that maximizes growth opportunities for the Company.

We believe that Great Lakes has established a unique business position with our subsea rock installation (“SRI”) vessel, the Acadia, the first and only Jones Act SRI vessel being constructed in the United States, targeting the offshore wind, oil and gas and power and telecommunication industries, both domestically and internationally. The Acadia has secured offshore wind rock placement contracts for Equinor’s Empire Wind 1 and Ørsted’s Sunrise Wind projects to protect foundations and cables. In addition, during the fourth quarter of 2024, we signed a vessel reservation agreement for the Acadia for another wind project in the United States.

On April 16, 2025, the Bureau of Ocean Energy Management issued a temporary pause for Equinor’s Empire Wind 1 project. While the duration and impact of the temporary pause to the project are unknown at this time, we remain in regular contact with Equinor. The Company’s remaining offshore energy contracted project is fully permitted, however it is uncertain whether it, or any other fully permitted U.S. offshore wind projects, will be impacted by future pauses.

We believe offshore wind remains an important part of the array of technologies required for the U.S. to meet the increasing demand for energy of the U.S. electrical grid. However, recognizing early signs of potential delays to projects in the U.S. offshore wind market under the current administration, the Company proactively expanded its strategic target markets for the Acadia to include oil and gas pipeline and power and telecommunications cable protection, as well as international offshore wind. These additional markets helped pave the way for the expansion of our offshore wind division into the broader range of offerings that we call Offshore Energy. This expansion is supported by our assessment of a global undersupply of rock placement vessels. Accordingly, we are actively pursuing opportunities across these sectors, which we anticipate will provide sustained utilization for the Acadia into the foreseeable future.

We expect to continue to build our offshore energy capabilities, bid on SRI projects and position the Company for growth in the offshore energy markets, as many of our European competitors have done in the international offshore energy markets.

Results of operations

The following table sets forth the components of net income and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three months ended March 31, 2025 and 2024. The selected financial data presented below have been derived from the Company’s condensed consolidated financial statements; items may not sum due to rounding.

	Three Months Ended
	March 31,
	2025	2024
Contract revenues	100.0%	100.0%
Costs of contract revenues	(71.4)	(77.1)
Gross profit	28.6	22.9
General and administrative expenses	8.3	8.1
Other gains	(0.2)	(1.0)
Operating income	20.5	15.8
Interest expense—net	(1.8)	(2.0)
Other (expense) income	(0.2)	0.2
Income before income taxes	18.5	14.0
Income tax provision	(4.8)	(3.5)
Net income	13.7	10.5

Adjusted EBITDA	24.7%	21.6%

Adjusted EBITDA, as provided herein, represents net income from continuing operations, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends.

The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, net interest expense and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses net income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. For the three months ended March 31, 2025 and 2024, the Company did not have any adjustments to EBITDA as defined herein. As such, the amounts presented as Adjusted EBITDA herein also represent EBITDA for the periods presented. The following is a reconciliation of Adjusted EBITDA to net income from continuing operations of the Company:

	Three Months Ended
	March 31,
	2025	2024
(in thousands)
Net income	$33,416	$21,024
Adjusted for:
Interest expense—net	4,451	3,891
Income tax provision	11,710	6,989
Depreciation and amortization	10,531	11,020
Adjusted EBITDA	$60,108	$42,924

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended
	March 31,
Revenues (in thousands)	2025	2024	Change
Dredging:
Capital—U.S.	$91,120	$69,900	30.4%
Coastal protection	120,302	63,926	88.2%
Maintenance	31,443	64,834	(51.5)%
Total revenues	$242,865	$198,660	22.3%

Total revenue was $242.9 million for the three months ended March 31, 2025, up $44.2 million, or 22%, from $198.7 million for the same period in the prior year. For the three months ended March 31, 2025, the Company experienced a significant increase in domestic capital and coastal protection revenues as compared to the same period in the prior year, driven by strong project performance combined with high utilization, as all of our active dredges were operational during the current year period. These increases were partially offset by a decrease in maintenance revenues during the three months ended March 31, 2025.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended March 31, 2025, domestic capital dredging revenue was $91.1 million, up $21.2 million, or 30%, compared to $69.9 million for the same period in 2024. The increase in capital dredging revenues for the three months ended March 31, 2025 was mostly due to a higher amount of revenue earned on projects in Texas and Alabama in the current year period when compared to the same period in the prior year.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended March 31, 2025 was $120.3 million, an increase of $56.4 million, or 88%, compared to $63.9 million in the prior year period. The increase in coastal protection revenue for the three months ended March 31, 2025 was attributable to an increase in the amount of revenue earned on projects in New York, New Jersey and Florida in the current year when compared to the prior year period. This increase was partially offset by lower revenue earned on projects in Alabama in the current quarter.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the first quarter of 2025 was $31.4 million, down $33.4 million, or 52%, from $64.8 million in the same period of 2024. The decrease in maintenance revenues for the three months ended March 31, 2025 was mostly attributable to decrease in revenue earned on projects in Florida, Louisiana and Texas when compared with prior year quarter. This decrease was partially offset by an increase in revenue earned on projects in Virginia and South Carolina in the current year quarter.

Consolidated gross profit for the three months ended March 31, 2025 was $69.5 million, up $23.9 million, or 52%, compared to $45.6 million in same period of 2024. Gross profit margin for the three months ended March 31, 2025 increased to 28.6% from 22.9% in the same period in the prior year. The higher gross profit and profit margins experienced for the three months ended March 31, 2025 were driven by increased revenues as well as improved utilization and project performance in the current year quarter. Additionally, the project mix during the current year period includes a larger proportion of higher margin capital and coastal protection projects than the same period in the prior year.

During the three months ended March 31, 2025, general and administrative expenses were $20.0 million, compared to $16.1 million for the same period in the prior year. General and administrative expenses for the three months ended March 31, 2025 include higher incentive compensation and employee benefit expenses as compared to the same period in the prior year.

Operating income for the first quarter of 2025 was $49.9 million, up $18.4 million from $31.5 million in the same period of the prior year. The increase in operating income for the three months ended March 31, 2025 was a result of higher gross profit in the current year period when compared to the same periods in the prior year, partially offset by higher general and administrative expenses in the current year period when compared to the same period in the prior year. The increase in operating income during the three months ended March 31, 2025 was partially offset by a decrease in gains on the sale of assets in the current year period as compared to the prior year period.

For the three months ended March 31, 2025, net interest expense was $4.5 million, $0.6 million higher compared to $3.9 million for the same period in the prior year. The increase in net interest expense for the three months ended March 31, 2025 was primarily due to interest on borrowings under the Second Lien Credit Agreement, executed during the second quarter of 2024, partially offset by a decrease in borrowings under the ABL Credit Agreement during the current year period.

Income tax provision for the three months ended March 31, 2025 was $11.7 million compared to $7.0 million for the same period in the prior year. The effective tax rate for the three months ended March 31, 2025 was 25.9%, while the effective tax rate for the same period of 2024 was 24.9%.

Net income for the three months ended March 31, 2025 was $33.4 million, up $12.4 million from $21.0 million in the same period in the prior year. Diluted earnings per share was $0.49 per share for the three months ended March 31, 2025, compared to $0.31 per share for the three months ended March 31, 2024. The increase in net income for the three months ended March 31, 2025 was primarily driven by the substantial improvement to operating income in the current year period when compared to the same period in the prior year, partially offset by increases in net interest expense and the income tax provision in the current year period when compared to the same period in the prior year.

Adjusted EBITDA (as defined on page 20) for the three months ended March 31, 2025 was $60.1 million, up $17.2 million, from $42.9 million in the same quarter in the prior year. The increase in Adjusted EBITDA during the first quarter of 2025 was driven by the increase in gross profit, excluding depreciation partially offset by an increase in general and administrative expense.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	March 31,	December 31,	March 31,
Backlog (in thousands)	2025	2024	2024
Dredging:
Capital—U.S.	$712,720	$799,565	$680,110
Coastal protection	207,079	328,073	84,742
Maintenance	48,728	66,561	114,573
Total dredging backlog	968,527	1,194,199	879,425
Offshore energy	44,945	44,945	—
Total backlog	$1,013,472	$1,239,144	$879,425

Total backlog does not include $265.3 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at March 31, 2025 or $14.5 million of options pending award related to offshore energy contracts. The Company expects to perform on its offshore wind contracts using the Acadia, which is expected to be delivered and operational in 2026.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Additionally, 54% of our March 31, 2025 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

The Corps is operating in 2025 under a continuing resolution, enacted on March 15, 2025, which sustains the funding levels established in the prior fiscal year. Additionally, in 2023, the Disaster Relief Supplemental Appropriations Act included $1.5 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters, and to initiate beach renourishment projects that will increase coastal resiliency. This increased budget and additional funding supported a strong bid market in 2024, a trend which the Company expects to continue in 2025.

The Water Resources Development Act (“WRDA”) is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for studies, flood and hurricane protection, dredging, ecosystem restoration and other construction projects aimed at improving rivers and harbors in the United States. The WRDA of 2022 authorized the projects for the deepening of shipping channels in New York and New Jersey to 55 feet, as well as for the Coastal Texas Protection and Restoration Program, which is designed to safeguard the Texas Gulf Coast from hurricanes. On January 4, 2025, the WRDA of 2024 was signed into law, authorizing numerous capital investments and initiatives aimed at enhancing flood protection, strengthening coastal resilience and advancing ecosystem restoration efforts.

The domestic dredging bid market for the quarter ended March 31, 2025 was $203.0 million, a $198.8 million decrease compared to the same period in the prior year. The total domestic dredging bid market for the current year period included awards for one domestic capital project, three coastal protection projects and four maintenance projects. The Company won 18% of the domestic dredging bids during the first quarter of 2025, which is below the Company’s average of 31% for the three-year period ended December 31, 2024. The first quarter domestic dredging bid market total does not include LNG or offshore energy projects. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $1.0 billion at March 31, 2025 compared to $1.2 billion of dredging backlog at December 31, 2024. Total dredging backlog does not include $265.3 million of domestic low bids pending formal award and options pending on projects currently in dredging backlog at March 31, 2025. Additionally, it does not include $14.5 million of options pending award related to offshore energy contracts. At December 31, 2024, the total dredging backlog does not include $282.1 million of domestic low bids pending formal award and options pending on projects in dredging backlog or $12.7 million of options pending award related to offshore energy contracts as of that date. Included in the Company’s backlog at March 31, 2025 and December 31, 2024 are two LNG projects, including the Brownsville Ship Channel project for Next Decade Corporation’s Rio Grande LNG project, which is the largest project undertaken in the Company's history, and the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal. Dredging on both projects began during the third quarter of 2024. Subsequent to March 31, 2025, we received notice to proceed on the Woodside Louisiana LNG project. The awarded work will be added to our backlog in the second quarter of 2025, along with two options that will be added to our options pending award. Dredging operations are expected to commence on the project in early 2026.

Domestic capital dredging backlog at March 31, 2025 was $712.7 million, a decrease of $86.8 million from December 31, 2024. During the three months ended March 31, 2025, the Company continued to earn revenue on deepening projects in Texas and Alabama. These deepenings continue the trend of ensuring all East Coast and Gulf of America ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Coastal protection dredging backlog at March 31, 2025 was $207.1 million, a decrease of $121.0 million from December 31, 2024. During the three months ended March 31, 2025, the Company continued to earn revenue on coastal protection projects in New York, New Jersey and Florida, which were in dredging backlog at December 31, 2024. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects.

Maintenance dredging backlog at March 31, 2025 was $48.7 million, a decrease of $17.8 million from December 31, 2024. In the three months ended March 31, 2025, the Company was awarded one maintenance project for $36.2 million in Texas. During the three months ended March 31, 2025, the Company continued to earn revenue on projects in Virginia, South Carolina, Mississippi, Arkansas and Puerto Rico that were in dredging backlog or classified as low bids pending formal award and options pending at December 31, 2024.

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

The Company’s net cash provided by operating activities for the three months ended March 31, 2025 and 2024 was $60.9 million and $38.4 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during the three months ended March 31, 2025, relates primarily to higher current period earnings and an increase in billings in excess of contract revenues, partially offset by the increases in contract revenues in excess of billings, decreases in accounts payable and accrued expenses and other changes in working capital compared to the same period in the prior year.

The Company’s net cash flows used in investing activities for the three months ended March 31, 2025 and 2024 were $20.7 million and $8.3 million, respectively. Investing activities primarily relate to investments in our new build program, normal course upgrades and capital maintenance of the Company’s dredging fleet. During the three months ended March 31, 2025, the Company invested $2.0 million in the Amelia Island and $3.9 million in the Acadia, as well as maintenance capital expenditures. Additionally, we paid $9.9 million during the current year period for previously accrued capital expenditures. These investments were partially offset by the disposition of certain equipment for approximately $0.5 million during the current year.

The Company’s net cash flows used in financing activities for the three months ended March 31, 2025 and 2024 totaled $39.0 million and $30.2 million, respectively. The increase in net cash flows used in financing activities is primarily due to net repayments under the Company’s revolving debt facility during the three months ended March 31, 2025 of $35.0 million, compared to net repayments of $30.0 million on the Company’s revolving debt facility during the three months ended March 31, 2024. Additionally, on March 14, 2025, the Company announced that its board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $50.0 million of its common stock from time to time through March 14, 2026. Of the approved amount under the share repurchase program, the Company repurchased 352,240 shares of common stock for approximately $3.2 million in the aggregate during the three months ended March 31, 2025.

The Company expects to spend between approximately $140 million and $160 million, inclusive of capitalized interest, on capital expenditures in 2025 which is comprised of vessels in our new build program and maintenance capital expenditures. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability and potential new sources of financing.

Commitments, contingencies and liquidity matters

Refer to Note 5, Long-term debt, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s ABL Credit Agreement, Second Lien Credit Agreement and 2029 Notes. Additionally, refer to Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s surety agreements.

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

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments, potential share repurchases and dividends, if any, and to comply with all the financial terms and covenants required under the ABL Credit Agreement, Second Lien Credit Agreement and bonding agreements, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical accounting policies and estimates

In preparing its consolidated financial statements, the Company follows GAAP, which is described in Note 1, Basis of presentation, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. Except as noted in Note 1, Basis of presentation, of the Company’s financial statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of March 31, 2025 has not materially changed since December 31, 2024. The market risk profile of the Company on December 31, 2024 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

Except as provided below, there have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term stockholder value.

On March 14, 2025, our board of directors approved a new share repurchase program authorizing the repurchase of up to $50 million of our common stock from time to time before March 14, 2026. We are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of the Company’s common stock by the Company during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Aggregate Dollar Value That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 – January 31, 2025	—	$—	—	$50,000,000
February 1, 2025 - February 28, 2025	—	$—	—	$50,000,000
March 1, 2025 - March 31, 2025	352,240	$9.00	352,240	$46,828,942
Total	352,240	$9.00	352,240	$46,828,942

(1) - On March 14, 2025, the Company announced that its board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $50.0 million of its common stock from time to time through March 14, 2026.

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

During the quarterly period ended March 31, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Date: May 6, 2025