Form 10-Q
period 2025-06-30
Great Lakes Dredge & Dock CORP
filed 2025-08-05
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, 67,995,301 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2025

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,925	$10,216
Accounts receivable—net	111,087	118,030
Contract revenues in excess of billings	59,182	74,197
Inventories	26,592	29,866
Prepaid expenses	1,721	2,828
Other current assets	20,465	28,281
Total current assets	221,972	263,418

PROPERTY AND EQUIPMENT—Net	757,924	703,252
OPERATING LEASE ASSETS	71,339	96,099
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	100,155	95,269
OTHER	13,684	20,489
TOTAL	$1,241,650	$1,255,103

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$99,158	$101,309
Accrued expenses	32,896	41,640
Operating lease liabilities	31,494	47,268
Billings in excess of contract revenues	28,756	25,796
Total current liabilities	192,304	216,013

LONG-TERM DEBT	419,619	448,216
OPERATING LEASE LIABILITIES—Noncurrent	40,979	50,432
DEFERRED INCOME TAXES	92,365	78,985
OTHER	14,514	12,547
Total liabilities	759,781	806,193

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 170,000 shares authorized, 67,993 and 67,280 shares issued at June 30, 2025 and December 31, 2024, respectively, and 66,681 and 67,280 shares outstanding at June 30, 2025 and December 31, 2024, respectively.	7	7
Treasury stock; 1,312 and zero shares at June 30, 2025 and December 31, 2024, respectively.	(11,594)	—
Additional paid-in capital	323,613	322,383
Accumulated retained earnings	170,596	127,485
Accumulated other comprehensive loss	(753)	(965)
Total equity	481,869	448,910
TOTAL	$1,241,650	$1,255,103

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Contract revenues	$193,755	$170,086	$436,620	$368,746
Costs of contract revenues	157,189	140,246	330,531	293,332
Gross profit	36,566	29,840	106,089	75,414

General and administrative expenses	19,478	16,161	39,516	32,272
Other (gains) losses	1	(906)	(459)	(2,922)
Operating income	17,087	14,585	67,032	46,064

Interest expense—net	(4,215)	(4,198)	(8,666)	(8,089)
Other income (expense)	246	128	(122)	553
Income before income taxes	13,118	10,515	58,244	38,528

Income tax provision	(3,423)	(2,842)	(15,133)	(9,831)
Net income	$9,695	$7,673	$43,111	$28,697

Basic earnings per share	$0.15	$0.11	$0.64	$0.43
Basic weighted average shares	66,698	67,118	67,037	66,924

Diluted earnings per share	$0.14	$0.11	$0.64	$0.42
Diluted weighted average shares	67,185	67,697	67,806	67,615

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$9,695	$7,673	$43,111	$28,697
Net change in cash flow derivative hedges—net of tax (1)	(150)	50	212	1,338
Comprehensive income	$9,545	$7,723	$43,323	$30,035

(1)
Net of income tax benefit (provision) of $52 and $(17) for the three months ended June 30, 2025 and 2024, respectively.
Net of income tax provision of $(71) and $(453) for the six months ended June 30, 2025 and 2024, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

BALANCE—January 1, 2025	67,280	$7	$—	$322,383	$127,485	$(965)	$448,910
Share-based compensation	19	—	—	1,746	—	—	1,746
Vesting of restricted stock units and impact of shares withheld for taxes	624	—	—	(1,080)	—	—	(1,080)
Exercise of options and purchases from employee stock plans	78	—	—	564	—	—	564
Forfeiture of restricted stock units	(8)	—	—	—	—	—	—
Repurchase of common stock	(1,312)	—	(11,594)	—	—	—	(11,594)
Net income	—	—	—	—	43,111	—	43,111
Other comprehensive income—net of tax	—	—	—	—	—	212	212
BALANCE—June 30, 2025	66,681	$7	$(11,594)	$323,613	$170,596	$(753)	$481,869

BALANCE—January 1, 2024	66,623	$6	$—	$317,337	$70,220	$(2,015)	$385,548
Share-based compensation	21	1	—	2,396	—	—	2,397
Vesting of restricted stock units and impact of shares withheld for taxes	411	—	—	(970)	—	—	(970)
Exercise of options and purchases from employee stock plans	134	—	—	1,013	—	—	1,013
Net income	—	—	—	—	28,697	—	28,697
Other comprehensive income—net of tax	—	—	—	—	—	1,338	1,338
BALANCE—June 30, 2024	67,189	$7	$—	$319,776	$98,917	$(677)	$418,023

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

BALANCE—March 31, 2025	67,564	$7	$(3,171)	$322,810	$160,901	$(603)	$479,944
Share-based compensation	4	—	—	996	—	—	996
Vesting of restricted stock units and impact of shares withheld for taxes	81	—	—	(193)	—	—	(193)
Forfeiture of restricted stock units	(8)	—	—	—	—	—	—
Repurchase of common stock	(960)	—	(8,423)	—	—	—	(8,423)
Net income	—	—	—	—	9,695	—	9,695
Other comprehensive loss—net of tax	—	—	—	—	—	(150)	(150)
BALANCE—June 30, 2025	66,681	$7	$(11,594)	$323,613	$170,596	$(753)	$481,869

BALANCE—March 31, 2024	66,941	$6	$—	$318,517	$91,244	$(727)	$409,040
Share-based compensation	11	1	—	1,397	—	—	1,398
Vesting of restricted stock units and impact of shares withheld for taxes	224	—	—	(289)	—	—	(289)
Exercise of options and purchases from employee stock plans	13	—	—	151	—	—	151
Net income	—	—	—	—	7,673	—	7,673
Other comprehensive income—net of tax	—	—	—	—	—	50	50
BALANCE—June 30, 2024	67,189	$7	$—	$319,776	$98,917	$(677)	$418,023

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$43,111	$28,697
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	21,175	22,128
Deferred income taxes	13,308	9,654
Gain on sale of assets	(460)	(2,821)
Amortization of capitalized contract costs	9,236	8,394
Amortization of deferred financing fees	1,761	874
Share-based compensation expense	5,308	2,563
Changes in assets and liabilities:
Accounts receivable	6,943	(1,469)
Contract revenues in excess of billings	15,015	(1,774)
Inventories	(1,612)	1,380
Prepaid expenses and other current assets	(5)	(767)
Accounts payable and accrued expenses	(8,391)	(1,581)
Billings in excess of contract revenues	2,960	(8,986)
Other noncurrent assets and liabilities	9,422	517
Cash provided by operating activities	117,771	56,809
INVESTING ACTIVITIES:
Purchases of property and equipment	(81,839)	(64,263)
Proceeds from dispositions of property and equipment	532	9,033
Cash used in investing activities	(81,307)	(55,230)
FINANCING ACTIVITIES:
Deferred financing fees	(601)	(11,261)
Taxes paid on settlement of vested share awards	(1,080)	(970)
Exercise of options and purchases from employee stock plans	564	1,013
Borrowings under revolving loans	80,000	16,000
Borrowings under Second Lien Credit Agreement	—	100,000
Repayments of revolving loans	(110,000)	(106,000)
Repurchases of common stock	(11,594)	—
Payments on finance lease obligations	(1,044)	(988)
Cash used in financing activities	(43,755)	(2,206)
Net decrease in cash, cash equivalents and restricted cash	(7,291)	(627)
Cash, cash equivalents and restricted cash at beginning of period	10,216	23,761
Cash, cash equivalents and restricted cash at end of period	$2,925	$23,134

Supplemental Cash Flow Information
Cash paid for interest	$16,129	$13,803
Cash paid for income taxes	$2,239	$1,471

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$7,356	$3,212

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.
Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. Management believes that the disclosures included herein are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2025 and December 31, 2024, and its results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. When conducting the annual impairment test for goodwill, the Company can choose to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is below its carrying value. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. The Company also may elect to forego the qualitative and move directly to the quantitative impairment test. The Company performed its annual test of impairment as of July 1, 2024. The Company assessed qualitative factors for any indications of potential impairment of the reporting unit. Upon completing this assessment, it was determined that the fair value of the reporting unit is more likely than not greater than its carrying value as of the assessment date and, as a result, a quantitative test was not performed. The Company will continue to monitor for changes in facts or circumstances that may impact its estimates. The Company will perform its next scheduled annual impairment test of goodwill in the third quarter of 2025.

On March 14, 2025, the Company announced that its board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $50.0 million of its common stock from time to time through March 14, 2026. Of the approved amount under the share repurchase program, the Company repurchased 1,312,493 shares of common stock for approximately $11.6 million of common stock during the six months ended June 30, 2025.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$9,695	$7,673	$43,111	$28,697

Weighted-average common shares outstanding — basic	66,698	67,118	67,037	66,924
Effect of stock options and restricted stock units	487	579	769	691

Weighted-average common shares outstanding — diluted	67,185	67,697	67,806	67,615

Basic earnings	$0.15	$0.11	$0.64	$0.43
Diluted earnings	$0.14	$0.11	$0.64	$0.42

For the three and six months ended June 30, 2025, respectively, there were 4 and 159 restricted stock units ("RSUs") excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such RSUs were determined to be anti-dilutive. For the three and six months ended June 30, 2024, respectively, there were 60 and 59 stock options ("NQSOs") and RSUs excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

For the three and six months ended June 30, 2025, respectively, there were 487 and 769 RSUs included in the diluted weighted average common shares outstanding. For the three and six months ended June 30, 2024, respectively, there were 579 and 691 NQSOs and RSUs included in the calculation of diluted earnings per share based on the application of the treasury stock method.

3.
Property and equipment

Property and equipment at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

Land	$9,348	$9,348
Buildings and improvements	1,315	1,315
Furniture and fixtures	22,304	21,197
Operating equipment	925,416	922,402
Construction in progress	319,042	264,525
Total property and equipment	1,277,425	1,218,787
Accumulated depreciation	(519,501)	(515,535)
Property and equipment—net	$757,924	$703,252

4.
Accrued expenses

Accrued expenses at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

Payroll and employee benefits	$14,777	$20,140
Insurance	10,421	13,832
Interest	1,632	1,783
Fuel hedge contracts	454	1,065
Income and other taxes	1,158	2,130
Finance lease liabilities	1,902	1,829
Contract reserves	1,779	148
Other	773	713
Total accrued expenses	$32,896	$41,640

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

The Second Lien Credit Agreement provides for (i) a senior secured second-lien term loan facility in an aggregate principal amount of $100.0 million, which was funded in full on the initial closing date (the “Closing Date”) and (ii) a senior secured second-lien delayed draw term loan facility in the aggregate principal amount up to $50.0 million, which was available to the Company for a period of 12 months following the Closing Date, subject to the terms and conditions as set forth therein. Net proceeds to the Company, after payment of original discount on the initial loans, a closing fee on the delayed draw facility and other debt issuance costs, including those associated with the ABL Credit Agreement described below, were approximately $88.7 million. On April 24, 2025, the senior secured second-lien delayed draw term loan facility of $50.0 million provided for in the Company’s Second Lien Credit Agreement expired undrawn. In connection with the expiration, the Company recognized approximately $0.6 million of interest expense related to previously recognized debt issuance costs in its consolidated balance sheets.

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

The Company had $100.0 million in borrowings on the Second Lien Credit Agreement as of June 30, 2025 and December 31, 2024. The weighted average interest rate, excluding the effects of interest rate swaps, on the Second Lien Credit Agreement borrowings during the quarter ended June 30, 2025 is 12.07%.

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

On May 2, 2025, the Credit Parties, PNC, as agent for the lenders, and certain financial institutions party thereto entered into an amendment to the ABL Credit Agreement (the “ABL Second Amendment”). The ABL Second Amendment increased the aggregate principal amount of the Company’s senior secured revolving credit facility from $300.0 million to $330.0 million, with all other material terms remaining unchanged. The Company incurred approximately $0.6 million in debt issuance costs associated with entering into the ABL Second Amendment. These costs will be amortized over the remaining life of the facility.

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

The Company had $5.0 million and $35.0 million borrowings on the revolver as of June 30, 2025 and December 31, 2024, respectively. There were $56.3 million and $43.5 million letters of credit outstanding as of June 30, 2025 and December 31, 2024, respectively. The Company had $268.3 million and $221.2 million of availability under the ABL Credit Agreement as of June 30, 2025 and December 31, 2024, respectively. Availability was suppressed by $0.4 million and $0.3 million as of June 30, 2025 and December 31, 2024, as a result of certain limitations of borrowing related to reserves and compliance with the Company’s obligations set forth in the ABL Credit Agreement.

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

The weighted average interest rates on the Company’s outstanding borrowings, after adjusting for the effects of interest rate swaps, were 6.80%, and 6.77% as of June 30, 2025 and December 31, 2024, respectively.

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

		Fair Value at
	Fair Value
	Hierarchy	June 30, 2025		December 31, 2024
	Levels	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$—	$454	$—	$1,065
Interest rate swaps	2	—	109	217	—
Total derivatives		$—	$563	$217	$1,065

Fuel hedge contracts

The Company is exposed to certain market risks, primarily commodity price risk as it relates to diesel fuel purchase requirements, which occur in the normal course of business. The Company enters into heating oil commodity swap contracts to hedge the risk that fluctuations in diesel fuel prices could have an adverse impact on cash flows associated with its domestic dredging contracts. The Company’s goal is to hedge approximately 90% of the eligible fuel requirements for work in dredging backlog.

As of June 30, 2025, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2026. As of June 30, 2025, there were 15.8 million gallons remaining on these contracts representing forecasted domestic fuel purchases through December 2026. Under these swap agreements, the Company will pay fixed prices ranging from $2.03 to $2.66 per gallon.

At June 30, 2025 and December 31, 2024, the fair value liabilities of the fuel hedge contracts were estimated to be $0.5 million and $1.1 million, respectively, and are recorded in accrued expenses in the condensed consolidated balance sheets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2025 were $0.6 million. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2025 will be reclassified into earnings over the next eighteen months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the condensed consolidated statements of operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

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

The Company did not have any foreign currency exchange hedge contracts as of June 30, 2025 or December 31, 2024. The Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. Under these hedge contracts, the Company paid fixed prices ranging from $1.01 to $1.13 per Euro.

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

As of June 30, 2025, the Company was party to two interest rate swaps with a total notional value of $75 million effective August 5, 2024 and a maturity date of August 24, 2026. Under these interest rate swaps, the Company will pay a weighted average fixed rate of 3.87% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting a portion of its floating-rate debt to a weighted average fixed interest rate of 11.62%.

As of June 30, 2025 the fair value liability of the Company’s interest rate swaps was $109 and is recorded in accrued expenses in the condensed consolidated balance sheets. For interest rate swaps considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the six months ended June 30, 2025 were $132. The remaining gains and losses included in accumulated other comprehensive loss at June 30, 2025 will be reclassified into earnings over the next fourteen months, corresponding to the period during which the interest rate swap is expected to be utilized. Changes in the fair value of interest rate swaps not considered highly effective are recorded as interest expense in the condensed consolidated statements of operations. The fair values of interest rate swaps are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these interest rate swaps using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative losses (gains) to earnings—net of tax	$522	$359	$642	$238
Change in fair value of derivatives—net of tax	(637)	(310)	(186)	1,700
Net change in cash flow derivative fuel hedges—net of tax	$(115)	$49	$456	$1,938

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative losses to earnings—net of tax	$—	$6	$—	$42
Change in fair value of derivatives—net of tax	—	(5)	—	(642)
Net change in cash flow derivative foreign currency hedges—net of tax	$—	$1	$—	$(600)

Interest Rate Swaps
Reclassification of derivative gains to earnings—net of tax	$(64)	$—	$(132)	$—
Change in fair value of derivatives—net of tax	29	—	(112)	—
Net change in cash flow derivative foreign currency hedges—net of tax	$(35)	$—	$(244)	$—
Total net change in cash flow derivative hedges - net of tax	$(150)	$50	$212	$1,338

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Location	2025	2024	2025	2024
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$698	$482	$859	$319
Foreign currency exchange hedge contracts	Other income (expense)	—	7	—	56
Interest rate swaps	Interest expense—net	(86)	—	(177)	—
	Income tax benefit	154	124	172	95
		$458	$365	$510	$280

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying values of the ABL Credit Agreement and Second Lien Credit Agreement approximate fair value at June 30, 2025. In May 2021, the Company sold $325.0 million of the 2029 Notes, which were outstanding at June 30, 2025 (see Note 5, Long-term debt). The fair value of the 2029 Notes was $312.3 million at June 30, 2025, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

7.
Share-based compensation

On May 8, 2025, the Company’s stockholders approved the First Amendment to the Great Lakes Dredge & Dock Corporation 2021 Long-Term Incentive Plan (the “Plan Amendment”), which previously had been approved by the Company’s board of directors subject to stockholder approval. The Plan Amendment revised the Incentive Plan (as defined below) to increase the number of shares available for issuance under the Incentive Plan by 3,000,000 shares.

On May 5, 2021, the Company’s stockholders approved the Great Lakes Dredge & Dock Corporation 2021 Long-Term Incentive Plan (the “Incentive Plan”), which previously had been approved by the Company’s board of directors subject to stockholder approval. The Incentive Plan replaced the 2017 Long-Term Incentive Plan (the “Prior Plan”) and is largely based on the Prior Plan, but with updates to the available shares and other administrative changes. The Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees and directors for up to 1.5 million shares of common stock, plus the number of shares that remained available for future grant under the Prior Plan as of the effectiveness of the Incentive Plan.

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

During the six months ended June 30, 2025, the Company granted 538 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $3.4 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively. Compensation cost charged to expense related to share-based compensation arrangements was $5.3 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.

8.
Revenue

At June 30, 2025, the Company had $960.4 million of remaining performance obligations on dredging contracts, which the Company refers to as total dredging backlog. Total dredging backlog does not include $215.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at June 30, 2025. Additionally, the Company had $52.4 million of remaining performance obligations and $14.5 million of contracts and options pending award related to offshore energy contracts. Approximately 40% of the Company’s dredging backlog at June 30, 2025 is expected to be completed during the remainder of 2025, with the remaining balance expected to be mostly completed in 2026.

Revenue by category

The following series of tables presents the Company's revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of three primary types of work: capital, coastal protection and maintenance. Foreign projects typically involve capital work.

The Company’s contract revenues by type of work, for the periods indicated, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2025	2024	2025	2024
Capital	$105,674	$70,747	$196,492	$140,647
Coastal protection	65,227	70,195	185,831	134,121
Maintenance	22,854	29,144	54,297	93,978
Total revenues	$193,755	$170,086	$436,620	$368,746

The Company’s contract revenues by type of customer, for the periods indicated, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2025	2024	2025	2024
Federal government	$90,941	$118,687	$225,349	$253,476
State and local government	21,109	21,463	57,503	69,163
Private	81,705	29,936	153,768	46,107
Total revenues	$193,755	$170,086	$436,620	$368,746

Accounts receivable at June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
Completed contracts	$12,368	$660
Contracts in progress	89,405	105,159
Retainage	9,678	12,575
	111,451	118,394
Allowance for credit losses	(364)	(364)

Total accounts receivable—net	$111,087	$118,030

The components of contracts in progress at June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$231,757	$206,933
Amounts billed	(184,682)	(153,208)
Costs and earnings in excess of billings for contracts in progress	47,075	53,725
Costs and earnings in excess of billings for completed contracts	12,107	20,472
Total contract revenues in excess of billings	$59,182	$74,197

Current portion of contract revenues in excess of billings	$59,182	$74,197

Billings in excess of costs and earnings:
Amounts billed	$(499,516)	$(303,810)
Costs and earnings for contracts in progress	470,760	278,014
Total billings in excess of contract revenues	$(28,756)	$(25,796)

At June 30, 2025 and December 31, 2024, costs to fulfill contracts customers recognized as other current assets were $8.3 million and $10.3 million, respectively. At June 30, 2025 and December 31, 2024, costs to fulfill contracts with customers recognized as other noncurrent assets were $1.9 million and $7.6 million, respectively. These costs relate to pre-contract and pre-construction activities. During the three and six months ended June 30, 2025, the Company amortized $5.8 million and $9.2 million of pre-construction costs, respectively. During the three and six months ended June 30, 2024, the Company amortized $4.0 million and $8.4 million of pre-construction costs, respectively.

9.
Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Liberty Mutual Insurance Company, Philadelphia Indemnity Insurance Company, Ascot Insurance Companies and AXIS Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also currently has outstanding bonds with ACE Holdings, Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1.0 million to $10.0 million. At June 30, 2025, the Company had outstanding performance bonds with a notional amount of approximately $1.3 billion. The revenue value remaining in dredging backlog related to the outstanding performance bonds totaled approximately $651.9 million.

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

Net income from the Company’s reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Contract revenues	$193,755	$170,086	$436,620	$368,746
Less:
Direct contract cost	111,838	101,025	246,007	218,592
Plant expenses excluding depreciation expense *	34,707	28,113	63,349	52,612
Depreciation expense	10,644	11,108	21,175	22,128
General and administrative expenses	19,478	16,161	39,516	32,272
Other (gains) losses	1	(906)	(459)	(2,922)
Interest expense	4,363	4,398	8,859	8,457
Interest income	(148)	(200)	(193)	(368)
Other expense (income)	(246)	(128)	122	(553)
Income tax provision	3,423	2,842	15,133	9,831
Net income	$9,695	$7,673	$43,111	$28,697

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

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations (“bid market”). The Company experienced an average combined bid market share in the U.S. of 31% over the three-year period ended December 31, 2024, including 28%, 59% and 19% of the capital, coastal protection and maintenance sectors, respectively, exclusive of liquefied natural gas (“LNG”) projects.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first six months of 2025, the Company’s revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 52% of revenues, which is below the average of the three-year period ended December 31, 2024 of 65%. The decrease in the federal government revenue percentage is a result of additional revenues from private customers in the first six months of 2025.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. During the second quarter of 2025, the Company commenced regulatory dry dock inspections on two dredges, and completed the regulatory dry dock inspections that commenced on two dredges during the first quarter of 2025. By comparison, during the second quarter of 2024 the Company commenced and completed regulatory dry dock inspections on two dredges, and completed the regulatory dry dock inspection that commenced during the first quarter of 2024. The Company has regulatory dry dock inspections planned for a total of seven dredges during 2025. As of the end of the second quarter of 2025, the Company began marketing the previously cold stacked dredge for sale and reclassified it to other current assets in the condensed consolidated balance sheets as of June 30, 2025.

While the Company continues to reinvest in our core dredging business and renew our dredging fleet, we remain steadfast in our commitment to executing a long-term strategy that maximizes growth opportunities for the Company.

We believe that Great Lakes has established a unique business position with our subsea rock installation (“SRI”) vessel, the Acadia, the first and only Jones Act SRI vessel being constructed in the United States, targeting the offshore wind, oil and gas and power and telecommunication industries, both domestically and internationally. In July 2025 the Acadia was launched and is expected to be delivered and operational in 2026. The Acadia has secured offshore wind rock placement contracts for Equinor’s Empire Wind 1 and Ørsted’s Sunrise Wind projects to protect foundations and cables. In addition, during the fourth quarter of 2024, we signed a vessel reservation agreement for the Acadia for another wind project in the United States.

On April 16, 2025, the Bureau of Ocean Energy Management issued a temporary pause for Equinor’s Empire Wind 1 project. The pause was resolved shortly thereafter and the project has resumed in accordance with its schedule, which is part of our Offshore Energy backlog. We have secured full utilization of the Acadia for 2026 and are currently bidding work for the Acadia for 2027 and beyond.

We believe offshore wind remains an important part of the array of technologies required for the U.S. to meet the increasing demand for energy of the U.S. electrical grid. However, in anticipation of delays in U.S. offshore wind projects, we proactively expanded the Acadia’s strategic target markets to include oil and gas pipeline protection, power and telecommunications cable protection, and international offshore wind. This diversification has enabled the evolution of our offshore wind division into a broader Offshore Energy platform. Our strategy is supported by a global shortage of rock placement vessels, and we are actively pursuing opportunities across these sectors to ensure strong and sustained utilization of the Acadia well into the future.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which, among other things, accelerated the phaseout or termination of certain energy tax credits added by the Inflation Reduction Act of 2022. These changes could lead to delayed or reduced investment by developers in the U.S. offshore wind industry. As previously stated, the Company had anticipated potential headwinds to domestic offshore wind development and proactively looked to diversify both the sectors and geographical regions which the Acadia can serve.

We expect to continue to build our offshore energy capabilities, bid on SRI projects and position the Company for growth in the offshore energy markets, as many of our European competitors have done in the international offshore energy markets.

Results of operations

The following table sets forth the components of net income and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and six months ended June 30, 2025 and 2024. The selected financial data presented below have been derived from the Company’s condensed consolidated financial statements; items may not sum due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(81.1)	(82.5)	(75.7)	(79.5)
Gross profit	18.9	17.5	24.3	20.5
General and administrative expenses	10.1	9.5	9.1	8.8
Other (gains) losses	—	(0.5)	(0.1)	(0.8)
Operating income	8.8	8.5	15.3	12.5
Interest expense—net	(2.2)	(2.5)	(2.0)	(2.2)
Other income (expense)	0.1	0.1	—	0.1
Income before income taxes	6.7	6.1	13.3	10.4
Income tax provision	(1.8)	(1.7)	(3.5)	(2.7)
Net income	4.9	4.4	9.8	7.7

Adjusted EBITDA	14.4%	15.2%	20.2%	18.6%

Adjusted EBITDA, as provided herein, represents net income from continuing operations, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, net interest expense and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses net income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. For the three and six months ended June 30, 2025 and 2024, the Company did not have any adjustments to EBITDA as defined herein. As such, the amounts presented as Adjusted EBITDA herein also represent EBITDA for the periods presented. The following is a reconciliation of Adjusted EBITDA to net income from continuing operations of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands)
Net income	$9,695	$7,673	$43,111	$28,697
Adjusted for:
Interest expense—net	4,215	4,198	8,666	8,089
Income tax provision	3,423	2,842	15,133	9,831
Depreciation and amortization	10,644	11,108	21,175	22,128
Adjusted EBITDA	$27,977	$25,821	$88,085	$68,745

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues (in thousands)	2025	2024	Change	2025	2024	Change
Capital	$105,674	$70,747	49.4%	$196,492	$140,647	39.7%
Coastal protection	65,227	70,195	(7.1)%	185,831	134,121	38.6%
Maintenance	22,854	29,144	(21.6)%	54,297	93,978	(42.2)%
Total revenues	$193,755	$170,086	13.9%	$436,620	$368,746	18.4%

Total revenue was $193.8 million for the three months ended June 30, 2025, up $23.7 million, or 14%, from $170.1 million for the same period in the prior year. For the six months ended June 30, 2025, total revenue was $436.6 million, up $67.9 million, or 18%, from $368.7 million for the same period in the prior year. For the three and six months ended June 30, 2025, the Company experienced a significant increase in capital revenues as compared to the same period in the prior year, driven by strong project performance combined with high utilization, despite having five dredges undergoing regulatory drydockings at various times during the current year period. For the six months ended June 30, 2025, the Company experienced an increase in coastal protection revenues when compared to the prior year period. These increases were partially offset by a decrease in maintenance revenues during the three and six months ended June 30, 2025 and a decrease in coastal protection revenues during the three months ended June 30, 2025.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. This work also includes projects to prepare ports and channels for access by larger vessels into LNG terminals. In addition to port and LNG work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended June 30, 2025, capital dredging revenue was $105.7 million, up $35.0 million, or 49%, compared to $70.7 million for the same period in 2024. For the six months ended June 30, 2025, capital dredging revenue was $196.5 million, up $55.9 million, or 40%, compared to $140.6 million for the same period in 2024. The increase in capital dredging revenues for the three and six months ended June 30, 2025 was mostly due to a higher amount of revenue earned on projects in Texas and Alabama in the current year periods when compared to the same periods in the prior year. This increase is partially offset by a decrease in revenue earned on projects in Virginia in the current year.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended June 30, 2025 was $65.2 million, a decrease of $5.0 million, or 7%, compared to $70.2 million in the prior year period. The decrease in coastal protection revenue for the three months ended June 30, 2025 was attributable to a decrease in the amount of revenue earned on projects in Alabama and Florida in the current year when compared to the prior year period. This decrease was partially offset by higher revenue earned on projects in New York, New Jersey, Louisiana and Massachusetts in the current quarter. For the six months ended June 30, 2025, coastal protection revenue was $185.8 million, and increase of $51.7 million, or 39%, compared to $134.1 million for the same period in 2024. The increase is attributable to an increase in the amount of revenue earned on projects in New York, New Jersey, Louisiana and Massachusetts in the current year when compared to the prior year period. This increase was partially offset by lower revenue earned on projects in Alabama and Florida in the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the second quarter of 2025 was $22.9 million, down $6.2 million, or 22%, from $29.1 million in the same period of 2024. The decrease in maintenance revenues for the three months ended June 30, 2025 was mostly attributable to a decrease in revenue earned on projects in Florida, Texas, Puerto Rico and Mississippi when compared with prior year periods. This decrease was partially offset by an increase in revenue earned on projects in Virginia, South Carolina and Louisiana in the current year period. For the six months ended June 30, 2025, maintenance revenue was $54.3 million, down $39.7 million, or 42%, from $94.0 million in the same period of 2024. The decrease in maintenance revenues for the six months ended June 30, 2025 was mostly attributable to decrease in revenue earned on projects in Florida, Louisiana, Texas, Puerto Rico and Mississippi when compared with prior year period. This decrease was partially offset by an increase in revenue earned on projects in Virginia and South Carolina in the current year period.

Consolidated gross profit for the three months ended June 30, 2025 was $36.6 million, up $6.8 million, or 23%, compared to $29.8 million in same period of 2024. Gross profit margin for the three months ended June 30, 2025 increased to 18.9% from 17.5% in the same period in the prior year. Consolidated gross profit for the six months ended June 30, 2025 was $106.1 million, up $30.7 million, or 41%, compared to $75.4 million in same period of 2024. Gross profit margin for the six months ended June 30, 2025 increased to 24.3% from 20.5% in the same period in the prior year. The higher gross profit and profit margins experienced for the three and six months ended June 30, 2025 were driven by increased revenues as well as improved utilization and project performance. Additionally, the project mix during the current year period includes a larger proportion of higher margin capital and coastal protection projects than the same period in the prior year.

During the three and six months ended June 30, 2025, general and administrative expenses were $19.5 million and $39.5 million, respectively, compared to $16.2 million and $32.3 million, respectively, for the same period in the prior year. General and administrative expenses for the three and six months ended June 30, 2025 include higher incentive compensation and employee benefit expenses as compared to the same periods in the prior year.

Operating income for the second quarter of 2025 was $17.1 million, up $2.5 million from $14.6 million in the same period of the prior year. Operating income for the six months ended June 30, 2025 was $67.0 million, up $20.9 million from $46.1 million in the same period of the prior year. The increase in operating income for the three and six months ended June 30, 2025 was a result of higher gross profit in the current year periods when compared to the same periods in the prior year, partially offset by higher general and administrative expenses in the current year periods when compared to the same periods in the prior year. The increase in operating income during the six months ended June 30, 2025 was partially offset by a decrease in gains on the sale of assets in the current year period as compared to the prior year period.

For the three months ended June 30, 2025, net interest expense was $4.2 million, unchanged compared to $4.2 million for the same period in the prior year. Net interest expense for the six months ended June 30, 2025 was $8.7 million, $0.6 million higher than $8.1 million in the prior year period. The increase in net interest expense for the three and six months ended June 30, 2025 was primarily due to interest on borrowings under the Second Lien Credit Agreement, executed during the second quarter of 2024, partially offset by a decrease in borrowings under the ABL Credit Agreement during the current year period.

Income tax provision for the three months ended June 30, 2025 was $3.4 million compared to $2.8 million for the same period in the prior year. For the six months ended June 30, 2025, income tax provision was $15.1 million compared to $9.8 million in the prior year period. The effective tax rate for the six months ended June 30, 2025 was 26.0%, while the effective tax rate for the same period of 2024 was 25.5%.

On July 4, 2025, the OBBBA was signed into law, which, among other things, includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBBA allows an elective deduction for domestic research and development, permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under §163(j) to the current tax estimate, among other provisions. The Company is currently evaluating the impact of these provisions. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of those tax provisions in the OBBBA will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

Net income for the three months ended June 30, 2025 was $9.7 million, up $2.0 million from $7.7 million in the same period in the prior year. Diluted earnings per share was $0.14 per share for the three months ended June 30, 2025, compared to $0.11 per share for the three months ended June 30, 2024. Net income for the six months ended June 30, 2025 was $43.1 million, up $14.4 million from $28.7 million in the same period in the prior year. Diluted earnings per share was $0.64 per share for the six months ended June 30, 2025, compared to $0.42 per share for the six months ended June 30, 2024. The increase in net income for the three and six months ended June 30, 2025 was primarily driven by the substantial improvement to operating income in the current year period when compared to the same period in the prior year, partially offset by increases in net interest expense and the income tax provision in the current year period when compared to the same period in the prior year.

Adjusted EBITDA (as defined on page 23) for the three months ended June 30, 2025 was $28.0 million, up $2.2 million, from $25.8 million in the same quarter in the prior year. For the six months ended June 30, 2025 Adjusted EBITDA was $88.1 million, up $19.4 million, from $68.7 million in the same period in the prior year. The increase in Adjusted EBITDA during the three and six months ended June 30, 2025 was driven by the increase in gross profit, excluding depreciation partially offset by an increase in general and administrative expense.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	June 30,	December 31,	June 30,
Backlog (in thousands)	2025	2024	2024
Dredging:
Capital	$751,350	$799,565	$683,131
Coastal protection	140,012	328,073	38,205
Maintenance	69,051	66,561	86,538
Total dredging backlog	960,413	1,194,199	807,874
Offshore energy	52,431	44,945	44,604
Total backlog	$1,012,844	$1,239,144	$852,478

Total backlog does not include $215.4 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at June 30, 2025 or $14.5 million of contracts and options pending award related to offshore energy contracts. The Company expects to perform on its offshore wind contracts using the Acadia, which was launched in July 2025 and is expected to be delivered and operational in 2026.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Additionally, 50% of our June 30, 2025 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

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

The Water Resources Development Act (“WRDA”) is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for studies, flood and hurricane protection, dredging, ecosystem restoration and other construction projects aimed at improving rivers and harbors in the United States. Previously WRDA of 2022 authorized deepening shipping channels in New York and New Jersey to 55 feet and advanced the Coastal Texas Protection and Restoration Program. In addition to the planned New York and New Jersey deepening, additional large-scale projects are expected to commence in the next two to three years in Tampa Bay, New Haven and Baltimore.

The domestic dredging bid market for the quarter ended June 30, 2025 was $197.5 million, a $583.5 million decrease compared to the same period in the prior year. The total domestic dredging bid market for the current year period included awards for four coastal protection projects and eight maintenance projects. The Company won 14% of the domestic dredging bids during the second quarter of 2025, which is below the Company’s average of 31% for the three-year period ended December 31, 2024. The second quarter domestic dredging bid market total does not include LNG or offshore energy projects. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $1.0 billion at June 30, 2025 compared to $1.2 billion of dredging backlog at December 31, 2024. Total dredging backlog does not include $215.4 million of domestic low bids pending formal award and options pending on projects currently in dredging backlog at June 30, 2025. Additionally, it does not include $14.5 million of options pending award related to offshore energy contracts. At December 31, 2024, the total dredging backlog does not include $282.1 million of domestic low bids pending formal award and options pending on projects in dredging backlog or $12.7 million of options pending award related to offshore energy contracts as of that date. Included in the Company’s backlog at June 30, 2025 are three LNG projects, including the Brownsville Ship Channel project for Next Decade Corporation’s Rio Grande LNG project, which is the largest project undertaken in the Company's history, the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal and the Woodside Louisiana LNG project. Dredging operations are expected to commence on the Woodside Louisiana LNG project in early 2026.

Capital dredging backlog at June 30, 2025 was $751.4 million, a decrease of $48.2 million from December 31, 2024. During the six months ended June 30, 2025, the Company continued to earn revenue on deepening projects in Texas and Alabama. These deepenings continue the trend of ensuring all East Coast and Gulf of America ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Coastal protection dredging backlog at June 30, 2025 was $140.0 million, a decrease of $188.1 million from December 31, 2024. During the six months ended June 30, 2025, the Company was awarded one coastal protection project for $9.1 million in Florida. During the six months ended June 30, 2025, the Company continued to earn revenue on coastal protection projects in New York, New Jersey and Florida, which were in dredging backlog at December 31, 2024. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects.

Maintenance dredging backlog at June 30, 2025 was $69.1 million, a decrease of $2.5 million from December 31, 2024. During the six months ended June 30, 2025, the Company was awarded maintenance projects for $53.8 million in Texas and Louisiana. During the six months ended June 30, 2025, the Company continued to earn revenue on projects in Virginia, South Carolina, Mississippi, Arkansas and Puerto Rico that were in dredging backlog or classified as low bids pending formal award and options pending at December 31, 2024.

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

The Company’s net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $117.8 million and $56.8 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during the six months ended June 30, 2025, relates primarily to higher current period earnings and an increase in billings in excess of contract revenues, partially offset by the increases in contract revenues in excess of billings, decreases in accounts payable and accrued expenses and other changes in working capital compared to the same period in the prior year.

The Company’s net cash flows used in investing activities for the six months ended June 30, 2025 and 2024 were $81.3 million and $55.2 million, respectively. Investing activities primarily relate to investments in our new build program, normal course upgrades and capital maintenance of the Company’s dredging fleet. During the six months ended June 30, 2025, the Company invested $21.9 million in the Amelia Island and $32.6 million in the Acadia, as well as maintenance capital expenditures. Additionally, we paid $5.9 million during the current year period for previously accrued capital expenditures. These investments were partially offset by the disposition of certain equipment for approximately $0.5 million during the current year.

The Company’s net cash flows used in financing activities for the six months ended June 30, 2025 and 2024 totaled $43.8 million and $2.2 million, respectively. The increase in net cash flows used in financing activities is primarily due to the net repayments under the Company’s revolving debt facility during the six months ended June 30, 2025 of $30.0 million, compared to net repayments of $90.0 million on the Company’s revolving debt facility, largely offset by $88.7 million borrowing from the Company’s Second Lien Credit Agreement during six months ended June 30, 2024. Additionally, on March 14, 2025, the Company announced that its board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $50.0 million of its common stock from time to time through March 14, 2026. Of the approved amount under the share repurchase program, the Company repurchased 1,312,493 shares of common stock for approximately $11.6 million in the aggregate during the six months ended June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of June 30, 2025 has not materially changed since December 31, 2024. The market risk profile of the Company on December 31, 2024 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the six months ended June 30, 2025 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risk factor previously disclosed in Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Aggregate Dollar Value That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	839,561	$8.67	839,561	$39,553,293
May 1, 2025 - May 31, 2025	120,692	$9.51	120,692	$38,406,008
June 1, 2025 - June 30, 2025	—	$—	—	$38,406,008
Total	960,253	$8.77	960,253	$38,406,008

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

On May 9, 2025, Scott Kornblau, Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1 (c) and provides for the sale of up to 59,805 shares of our common stock by May 1, 2026.

During the quarterly period ended June 30, 2025, none of our other officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Number	Document Description

10.1	Amendment No. 2 to Second Amended and Restated Revolving Credit and Security Agreement, dated May 2, 2025. *

10.2

Great Lakes Dredge & Dock Corporation 2021 Long-Term Incentive Plan, as amended (Incorporated by referenced to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 12, 2025). †

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

Date: August 5, 2025