Form 10-Q
period 2025-09-30
Great Lakes Dredge & Dock CORP
filed 2025-11-04
CIK 1372020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, 67,999,305 shares of the Registrant’s Common Stock, par value $.0001 per share, were outstanding.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2025

PART I — Financial Information

Item 1. Financial Statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,671	$10,216
Accounts receivable—net	109,321	118,030
Contract revenues in excess of billings	50,340	74,197
Inventories	27,045	29,866
Prepaid expenses	2,284	2,828
Other current assets	28,183	28,281
Total current assets	229,844	263,418

PROPERTY AND EQUIPMENT—Net	781,039	703,252
OPERATING LEASE ASSETS	67,137	96,099
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	100,295	95,269
OTHER	12,848	20,489
TOTAL	$1,267,739	$1,255,103

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,505	$101,309
Accrued expenses	40,455	41,640
Operating lease liabilities	24,729	47,268
Billings in excess of contract revenues	36,989	25,796
Total current liabilities	191,678	216,013

LONG-TERM DEBT	415,321	448,216
OPERATING LEASE LIABILITIES—Noncurrent	44,705	50,432
DEFERRED INCOME TAXES	98,738	78,985
OTHER	15,185	12,547
Total liabilities	765,627	806,193

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—$.0001 par value; 170,000 shares authorized, 67,999 and 67,280 shares issued at September 30, 2025 and December 31, 2024, respectively, and 66,687 and 67,280 shares outstanding at September 30, 2025 and December 31, 2024, respectively.	7	7
Treasury stock; 1,312 and zero shares at September 30, 2025 and December 31, 2024, respectively.	(11,594)	—
Additional paid-in capital	325,501	322,383
Accumulated retained earnings	188,320	127,485
Accumulated other comprehensive loss	(122)	(965)
Total equity	502,112	448,910
TOTAL	$1,267,739	$1,255,103

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Contract revenues	$195,205	$191,173	$631,825	$559,919
Costs of contract revenues	151,445	154,940	481,976	448,272
Gross profit	43,760	36,233	149,849	111,647

General and administrative expenses	17,553	19,815	57,069	52,087
Other gains	(1,936)	(276)	(2,395)	(3,198)
Operating income	28,143	16,694	95,175	62,758

Interest expense—net	(4,558)	(4,888)	(13,224)	(12,977)
Other income	264	200	142	753
Income before income taxes	23,849	12,006	82,093	50,534

Income tax provision	(6,125)	(3,154)	(21,258)	(12,985)
Net income	$17,724	$8,852	$60,835	$37,549

Basic earnings per share	$0.27	$0.13	$0.91	$0.56
Basic weighted average shares	66,684	67,217	66,920	67,021

Diluted earnings per share	$0.26	$0.13	$0.90	$0.55
Diluted weighted average shares	67,347	67,830	67,727	67,687

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$17,724	$8,852	$60,835	$37,549
Net change in cash flow derivative hedges—net of tax (1)	631	(2,661)	843	(1,323)
Comprehensive income	$18,355	$6,191	$61,678	$36,226

(1)
Net of income tax (provision) benefit of $(214) and $900 for the three months ended September 30, 2025 and 2024, respectively. Net of income tax (provision) benefit of $(285) and $447 for the nine months ended September 30, 2025 and 2024, respectively.

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

BALANCE—January 1, 2025	67,280	$7	$—	$322,383	$127,485	$(965)	$448,910
Share-based compensation	17	—	—	3,634	—	—	3,634
Vesting of restricted stock units and impact of shares withheld for taxes	624	—	—	(1,080)	—	—	(1,080)
Exercise of options and purchases from employee stock plans	78	—	—	564	—	—	564
Repurchase of common stock	(1,312)	—	(11,594)	—	—	—	(11,594)
Net income	—	—	—	—	60,835	—	60,835
Other comprehensive income—net of tax	—	—	—	—	—	843	843
BALANCE—September 30, 2025	66,687	$7	$(11,594)	$325,501	$188,320	$(122)	$502,112

BALANCE—January 1, 2024	66,623	$6	$—	$317,337	$70,220	$(2,015)	$385,548
Share-based compensation	29	1	—	3,338	—	—	3,339
Vesting of restricted stock units and impact of shares withheld for taxes	411	—	—	(1,332)	—	—	(1,332)
Exercise of options and purchases from employee stock plans	209	—	—	1,628	—	—	1,628
Net income	—	—	—	—	37,549	—	37,549
Other comprehensive loss—net of tax	—	—	—	—	—	(1,323)	(1,323)
BALANCE—September 30, 2024	67,272	$7	$—	$320,971	$107,769	$(3,338)	$425,409

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

BALANCE—June 30, 2025	66,681	$7	$(11,594)	$323,613	$170,596	$(753)	$481,869
Share-based compensation	(2)	—	—	1,888	—	—	1,888
Forfeiture of restricted stock units	8	—	—	—	—	—	—
Net income	—	—	—	—	17,724	—	17,724
Other comprehensive income—net of tax	—	—	—	—	—	631	631
BALANCE—September 30, 2025	66,687	$7	$(11,594)	$325,501	$188,320	$(122)	$502,112

BALANCE—June 30, 2024	67,189	$7	$—	$319,776	$98,917	$(677)	$418,023
Share-based compensation	8	—	—	942	—	—	942
Vesting of restricted stock units and impact of shares withheld for taxes	—	—	—	(362)	—	—	(362)
Exercise of options and purchases from employee stock plans	75	—	—	615	—	—	615
Net income	—	—	—	—	8,852	—	8,852
Other comprehensive loss—net of tax	—	—	—	—	—	(2,661)	(2,661)
BALANCE—September 30, 2024	67,272	$7	$—	$320,971	$107,769	$(3,338)	$425,409

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$60,835	$37,549
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	32,042	32,217
Deferred income taxes	19,468	11,716
Gain on sale of assets	(2,395)	(3,097)
Amortization of capitalized contract costs	11,998	12,841
Amortization of deferred financing fees	2,687	1,723
Share-based compensation expense	8,041	6,096
Changes in assets and liabilities:
Accounts receivable	8,709	12,304
Contract revenues in excess of billings	23,857	(23,064)
Inventories	(2,205)	1,260
Prepaid expenses and other current assets	(11,328)	(1,289)
Accounts payable and accrued expenses	(8,480)	12,255
Billings in excess of contract revenues	11,193	(13,947)
Other noncurrent assets and liabilities	12,508	(2,983)
Cash provided by operating activities	166,930	83,581
INVESTING ACTIVITIES:
Purchases of property and equipment	(117,752)	(102,532)
Proceeds from dispositions of property and equipment	2,532	9,329
Cash used in investing activities	(115,220)	(93,203)
FINANCING ACTIVITIES:
Deferred financing fees	(610)	(10,897)
Taxes paid on settlement of vested share awards	(1,080)	(1,332)
Exercise of options and purchases from employee stock plans	564	1,628
Borrowings under revolving loans	165,000	31,000
Borrowings under Second Lien Credit Agreement	—	100,000
Repayments of revolving loans	(200,000)	(121,000)
Repurchases of common stock	(11,594)	—
Payments on finance lease obligations	(1,535)	(1,501)
Cash used in financing activities	(49,255)	(2,102)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,455	(11,724)
Cash, cash equivalents and restricted cash at beginning of period	10,216	23,761
Cash, cash equivalents and restricted cash at end of period	$12,671	$12,037

Supplemental Cash Flow Information
Cash paid for interest	$19,614	$17,452
Cash paid for income taxes	$2,354	$1,491

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$5,425	$3,320

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.
Basis of presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company” or “Great Lakes”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. Management believes that the disclosures included herein are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2025 and December 31, 2024, and its results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024 have been included.

The components of costs of contract revenues include labor, equipment (including depreciation, maintenance, insurance and long-term rentals), subcontracts, fuel, supplies, short-term rentals and project overhead. Hourly labor is generally hired on a project-by-project basis. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

The Company has one operating segment which is also the Company’s reportable segment and reporting unit of which the Company tests goodwill for impairment. When conducting the annual impairment test for goodwill, the Company can choose to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is below its carrying value. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. The Company also may elect to forego the qualitative and move directly to the quantitative impairment test. The Company performed its annual test of impairment as of July 1, 2025. The Company assessed qualitative factors for any indications of potential impairment of the reporting unit. Upon completing this assessment, it was determined that the fair value of the reporting unit is more likely than not greater than its carrying value as of the assessment date and, as a result, a quantitative test was not performed. The Company will continue to monitor for changes in facts or circumstances that may impact its estimates. The Company will perform its next scheduled annual impairment test of goodwill in the third quarter of 2026.

On March 14, 2025, the Company announced that its board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $50.0 million of its common stock from time to time through March 14, 2026. Of the approved amount under the share repurchase program, the Company repurchased 1,312,493 shares of common stock for approximately $11.6 million of common stock during the nine months ended September 30, 2025.

The condensed consolidated statements of operations and comprehensive income for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements—

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software. The ASU issued updated guidance on accounting for internal-use software, effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

•
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends Topic 326 to provide for a practical expedient for all entities and an accounting policy election for entities other than public business entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASU 2016-10, Revenue from Contracts with Customers (Topic 606). All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted.

Entities should apply the new guidance prospectively. We are currently evaluating the potential impact of electing the practical expedient and do not expect it to have a material impact on our condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). The ASU primarily requires companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The new guidance will be effective for the Company’s year ending December 31, 2027 and interim periods during the year ended December 31, 2028. Management is currently evaluating the impact of this guidance.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$17,724	$8,852	$60,835	$37,549

Weighted-average common shares outstanding — basic	66,684	67,217	66,920	67,021
Effect of stock options and restricted stock units	663	613	807	666

Weighted-average common shares outstanding — diluted	67,347	67,830	67,727	67,687

Basic earnings	$0.27	$0.13	$0.91	$0.56
Diluted earnings	$0.26	$0.13	$0.90	$0.55

For the three and nine months ended September 30, 2025, respectively, there were 6 and 8 restricted stock units ("RSUs") excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such RSUs were determined to be anti-dilutive. For the three and nine months ended September 30, 2024, respectively, there were 56 and 59 stock options ("NQSOs") and RSUs excluded from the calculation of diluted earnings per share, based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

For the three and nine months ended September 30, 2025, respectively, there were 663 and 807 RSUs included in the diluted weighted average common shares outstanding. For the three and nine months ended September 30, 2024, respectively, there were 613 and 666 NQSOs and RSUs included in the calculation of diluted earnings per share based on the application of the treasury stock method.

3.
Property and equipment

Property and equipment at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024

Land	$9,348	$9,348
Buildings and improvements	1,315	1,315
Furniture and fixtures	23,307	21,197
Operating equipment	1,054,608	922,402
Construction in progress	222,994	264,525
Total property and equipment	1,311,572	1,218,787
Accumulated depreciation	(530,533)	(515,535)
Property and equipment—net	$781,039	$703,252

4.
Accrued expenses

Accrued expenses at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024

Payroll and employee benefits	$16,863	$20,140
Insurance	12,392	13,832
Interest	5,868	1,783
Fuel hedge contracts	—	1,065
Income and other taxes	1,455	2,130
Finance lease liabilities	1,827	1,829
Contract reserves	1,147	148
Other	903	713
Total accrued expenses	$40,455	$41,640

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

The Company had $100.0 million in borrowings on the Second Lien Credit Agreement as of September 30, 2025 and December 31, 2024. The weighted average interest rate, excluding the effects of interest rate swaps, on the Second Lien Credit Agreement borrowings during the quarter ended September 30, 2025 is 12.07%.

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

The Company had no borrowings and $35.0 million borrowings on the revolver as of September 30, 2025 and December 31, 2024, respectively. There were $58.5 million and $43.5 million letters of credit outstanding as of September 30, 2025 and December 31, 2024, respectively. The Company had $271.1 million and $221.2 million of availability under the ABL Credit Agreement as of September 30, 2025 and December 31, 2024, respectively. Availability was suppressed by $0.4 million and $0.3 million as of September 30, 2025 and December 31, 2024, as a result of certain limitations of borrowing related to reserves and compliance with the Company’s obligations set forth in the ABL Credit Agreement.

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

The weighted average interest rates on the Company’s outstanding borrowings, after adjusting for the effects of interest rate swaps, was 6.77% as of September 30, 2025 and December 31, 2024.

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

		Fair Value at
	Fair Value
	Hierarchy	September 30, 2025		December 31, 2024
	Levels	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$440	$—	$—	$1,065
Interest rate swaps	2	—	161	217	—
Total derivatives		$440	$161	$217	$1,065

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

As of September 30, 2025, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2026. As of September 30, 2025, there were 17.4 million gallons remaining on these contracts representing forecasted domestic fuel purchases through December 2026. Under these swap agreements, the Company will pay fixed prices ranging from $2.03 to $2.55 per gallon.

At September 30, 2025, the fair value assets of the fuel hedge contracts were estimated to be $0.4 million and are recorded in other current assets in the condensed consolidated balance sheets. At December 31, 2024, the fair value liabilities of the fuel hedge contracts were estimated to be $1.1 million and are recorded in accrued expenses in the condensed consolidated balance sheets. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2025 were $0.5 million. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2025 will be reclassified into earnings over the next fifteen months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as cost of contract revenues in the condensed consolidated statements of operations. The fair values of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair value of these fuel hedges using Level 2 inputs.

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

The Company did not have any foreign currency exchange hedge contracts as of September 30, 2025 or December 31, 2024. The Company was party to various foreign exchange forward contract arrangements to hedge the purchase of materials through November 2024. Under these hedge contracts, the Company paid fixed prices ranging from $1.01 to $1.13 per Euro.

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

As of September 30, 2025, the Company was party to two interest rate swaps with a total notional value of $75 million effective August 5, 2024 and a maturity date of August 24, 2026. Under these interest rate swaps, the Company will pay a weighted average fixed rate of 3.87% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting a portion of its floating-rate debt to a weighted average fixed interest rate of 11.62%.

At September 30, 2025 the fair value liability of the Company’s interest rate swaps was $161 and is recorded in accrued expenses in the condensed consolidated balance sheets. At December 31, 2024, the fair value asset of the Company’s interest rate swaps was $217 and is recorded in other current assets in the condensed consolidated balance sheets. For interest rate swaps considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the nine months ended September 30, 2025 were $196. The remaining gains and losses included in accumulated other comprehensive loss at September 30, 2025 will be reclassified into earnings over the next eleven months, corresponding to the period during which the interest rate swap is expected to be utilized. Changes in the fair value of interest rate swaps not considered highly effective are recorded as interest expense in the condensed consolidated statements of operations. The fair values of interest rate swaps are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these interest rate swaps using Level 2 inputs.

Accumulated other comprehensive income (loss)

Changes in the components of the accumulated balances of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative (gains) losses to earnings—net of tax	$(192)	$644	$450	$882
Change in fair value of derivatives—net of tax	861	(2,993)	675	(1,293)
Net change in cash flow derivative fuel hedges—net of tax	$669	$(2,349)	$1,125	$(411)

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative losses to earnings—net of tax	$—	$—	$—	$42
Change in fair value of derivatives—net of tax	—	89	—	(553)
Net change in cash flow derivative foreign currency hedges—net of tax	$—	$89	$—	$(511)

Interest Rate Swaps
Reclassification of derivative gains to earnings—net of tax	$(64)	$(112)	$(196)	$(112)
Change in fair value of derivatives—net of tax	26	(289)	(86)	(289)
Net change in cash flow derivative foreign currency hedges—net of tax	$(38)	$(401)	$(282)	$(401)
Total net change in cash flow derivative hedges - net of tax	$631	$(2,661)	$843	$(1,323)

Adjustments reclassified from accumulated balances of other comprehensive income (loss) to earnings are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2025	2024	2025	2024
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$(256)	$861	$603	$1,180
Foreign currency exchange hedge contracts	Other income	—	—	—	56
Interest rate swaps	Interest expense—net	(85)	(149)	(262)	(149)
	Income tax (expense) benefit	(85)	180	87	275
		$(256)	$532	$254	$812

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying values of the ABL Credit Agreement and Second Lien Credit Agreement approximate fair value at September 30, 2025. In May 2021, the Company sold $325.0 million of the 2029 Notes, which were outstanding at September 30, 2025 (see Note 5, Long-term debt). The fair value of the 2029 Notes was $314.9 million at September 30, 2025, which is a Level 1 fair value measurement as the senior notes’ value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

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

During the nine months ended September 30, 2025, the Company granted 556 thousand restricted stock units to certain employees. In addition, all non-employee directors on the Company’s board of directors are paid a portion of their board-related compensation in stock grants or restricted stock units. Compensation cost charged to expense related to share-based compensation arrangements was $2.7 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively. Compensation cost charged to expense related to share-based compensation arrangements was $8.0 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively.

8.
Revenue

At September 30, 2025, the Company had $934.5 million of remaining performance obligations on dredging contracts, which the Company refers to as total dredging backlog. Total dredging backlog does not include $193.5 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at September 30, 2025. Additionally, the Company had $73.0 million of remaining performance obligations related to offshore energy contracts. The Company expects the majority of its dredging backlog and all of its offshore energy backlog at September 30, 2025 to be converted to revenue by the end of 2026.

Revenue by category

The following series of tables presents the Company's revenue disaggregated by several categories.

Domestically, the Company’s work generally is performed in coastal waterways and deep-water ports. The U.S. dredging market consists of three primary types of work: capital, coastal protection and maintenance. Foreign projects typically involve capital work. Offshore energy consists of projects servicing the offshore wind, oil and gas, and power and telecommunications industries, both domestically and internationally.

The Company’s contract revenues by type of work, for the periods indicated, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2025	2024	2025	2024
Capital	$126,285	$108,682	$322,777	$249,329
Coastal protection	39,807	43,913	225,638	178,034
Maintenance	22,991	38,578	77,288	132,556
Total dredging revenues	189,083	191,173	625,703	559,919
Offshore energy	6,122	—	6,122	—
Total revenues	$195,205	$191,173	$631,825	$559,919

The Company’s contract revenues by type of customer, for the periods indicated, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2025	2024	2025	2024
Federal government	$90,306	$85,876	$315,655	$339,352
State and local government	11,886	39,330	69,389	108,493
Private	86,891	65,967	240,659	112,074
Total dredging revenues	189,083	191,173	625,703	559,919
Offshore energy - private	6,122	—	6,122	—
Total revenues	$195,205	$191,173	$631,825	$559,919

Accounts receivable at September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Completed contracts	$579	$660
Contracts in progress	93,073	105,159
Retainage	16,033	12,575
	109,685	118,394
Allowance for credit losses	(364)	(364)

Total accounts receivable—net	$109,321	$118,030

The components of contracts in progress at September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$367,562	$206,933
Amounts billed	(328,880)	(153,208)
Costs and earnings in excess of billings for contracts in progress	38,682	53,725
Costs and earnings in excess of billings for completed contracts	11,658	20,472
Total contract revenues in excess of billings	$50,340	$74,197

Current portion of contract revenues in excess of billings	$50,340	$74,197

Billings in excess of costs and earnings:
Amounts billed	$(490,333)	$(303,810)
Costs and earnings for contracts in progress	453,344	278,014
Total billings in excess of contract revenues	$(36,989)	$(25,796)

At September 30, 2025 and December 31, 2024, costs to fulfill contracts customers recognized as other current assets were $12.8 million and $10.3 million, respectively. At September 30, 2025 and December 31, 2024, costs to fulfill contracts with customers recognized as other noncurrent assets were $1.6 million and $7.6 million, respectively. These costs relate to pre-contract and pre-construction activities. During the three and nine months ended September 30, 2025, the Company amortized $2.8 million and $12.0 million of pre-construction costs, respectively. During the three and nine months ended September 30, 2024, the Company amortized $4.4 million and $12.8 million of pre-construction costs, respectively.

9.
Commitments and contingencies

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Liberty Mutual Insurance Company, Philadelphia Indemnity Insurance Company, Ascot Insurance Companies and AXIS Insurance Company under which the Company can obtain performance, bid and payment bonds. The Company also currently has outstanding bonds with ACE Holdings, Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1.0 million to $10.0 million. At September 30, 2025, the Company had outstanding performance bonds with a notional amount of approximately $1.2 billion. The revenue value remaining in dredging backlog related to the outstanding performance bonds totaled approximately $664.7 million.

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

Net income from the Company’s reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contract revenues	$195,205	$191,173	$631,825	$559,919
Less:
Direct contract cost	106,571	116,358	352,579	334,948
Plant expenses excluding depreciation expense *	34,007	28,493	97,355	81,107
Depreciation expense	10,867	10,089	32,042	32,217
General and administrative expenses	17,553	19,815	57,069	52,087
Other gains	(1,936)	(276)	(2,395)	(3,198)
Interest expense	4,626	5,107	13,485	13,566
Interest income	(68)	(219)	(261)	(589)
Other income	(264)	(200)	(142)	(753)
Income tax provision	6,125	3,154	21,258	12,985
Net income	$17,724	$8,852	$60,835	$37,549

* Consists of indirect expenses that are allocated to contracts, including, but not limited to: maintenance, supplies, wear and insurance.

11.
Subsequent events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

ABL Third Amendment

On October 24, 2025, the Credit Parties, PNC Bank, National Association, as agent for the lenders, and certain other financial institutions party thereto entered into an amendment to the ABL Credit Agreement (the “ABL Third Amendment”). The ABL Third Amendment, which has a springing maturity, which is the earlier of October 24, 2030 and the date that is ninety-one (91) days prior to the scheduled maturity date of the Company’s 5.25% Senior Notes due 2029, amends and restates the ABL Second Amendment to renew and extend the debt outstanding under the ABL Second Amendment and to (i) increase the aggregate principal amount to $430.0 million, (ii) reduce the Applicable Margins applied to borrowings and (iii) make certain other customary amendments. The obligations under the ABL Third Amendment are secured by substantially all of the assets of the Credit Parties. The maximum borrowing capacity under the ABL Third Amendment is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination.

Second Lien Credit Agreement

Upon the closing of the ABL Third Amendment, the Company utilized borrowings under the ABL Credit Agreement to repay the principal borrowings under the Second Lien Credit Agreement. Based on the repayment terms of the Second Lien Credit Agreement, the Company repaid the $100.0 million principal amount, plus a 3%, or $3.0 million, call premium. Additionally, as of October 24, 2025, the Company had approximately $7.7 million in unamortized deferred financing costs related to the Second Lien Credit Agreement. These costs were reclassified from the consolidated balance sheet to interest expense on the consolidated statement of operations in the fourth quarter of 2025.

For further discussion of the ABL Third Amendment and the Second Lien Credit Agreement see the Company’s current report on Form 8-K filed with the SEC on October 27, 2025.

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

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In the first nine months of 2025, the Company’s revenues earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and the U.S. Navy, were approximately 50% of revenues, which is below the average of the three-year period ended December 31, 2024 of 65%. The decrease in the federal government revenue percentage is a result of additional revenues from private customers in the first nine months of 2025.

Effective October 1, 2025, the federal government shut down due to a lapse in appropriations, impacting operations across multiple agencies and services nationwide. While shutdowns are rare and typically short lived, the annual federal budget process is typically complicated and prone to stop gap provisions like Continuing Resolutions. As a result, federal agencies like the Corps are accustomed to executing their mission within the confines of these complications.

To date, we have seen no interruption to our business during the current government shutdown. Our operations have remained unaffected, and we expect to continue to conduct business as usual, maintaining full project operations. Our commitment to supporting the Corps remains steadfast and all of the Corps’ projects in our backlog are fully funded.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and repairs. During the third quarter of 2025, the Company commenced a regulatory dry dock inspection on one dredge and completed the regulatory dry dock inspections that commenced on two dredges during the second quarter of 2025. By comparison, during the third quarter of 2024 the Company commenced a regulatory dry dock inspection on one dredge, which was completed in the fourth quarter of 2024. The Company has plans to commence a regulatory dry dock inspection on one additional dredge in the fourth quarter of 2025. During the third quarter of 2025, the Company completed the sale of the previously cold stacked dredge that was reclassified to other current assets in the condensed consolidated balance sheets as of June 30, 2025. The sale resulted in a gain of approximately $2.0 million during the third quarter of 2025.

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

On April 16, 2025, the Bureau of Ocean Energy Management issued a temporary pause for Equinor’s Empire Wind 1 project. The pause was resolved shortly thereafter and the project has resumed in accordance with its schedule, which is part of our Offshore Energy backlog. We have secured contracts for full utilization of the Acadia for 2026 and are currently bidding work for the Acadia for 2027 and beyond.

We believe offshore wind remains an important part of the array of technologies required for the U.S. to meet the increasing demand for energy of the U.S. electrical grid. However, in anticipation of delays in U.S. offshore wind projects, we proactively expanded the Acadia’s strategic target markets to include oil and gas pipeline protection, power and telecommunications cable protection, and international offshore wind. This diversification increased our opportunities into a broader range of services we now refer to as Offshore Energy. Our strategy is supported by a global shortage of rock placement vessels, and we are actively pursuing opportunities across these sectors to ensure strong and sustained utilization of the Acadia well into the future.

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

Results of operations

The following table sets forth the components of net income and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the three and nine months ended September 30, 2025 and 2024. The selected financial data presented below have been derived from the Company’s condensed consolidated financial statements; items may not sum due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(77.6)	(81.0)	(76.3)	(80.1)
Gross profit	22.4	19.0	23.7	19.9
General and administrative expenses	9.0	10.4	9.0	9.3
Other gains	(1.0)	(0.1)	(0.4)	(0.6)
Operating income	14.4	8.7	15.1	11.2
Interest expense—net	(2.3)	(2.6)	(2.1)	(2.3)
Other income	0.1	0.1	—	0.1
Income before income taxes	12.2	6.2	13.0	9.0
Income tax provision	(3.1)	(1.6)	(3.4)	(2.3)
Net income	9.1	4.6	9.6	6.7

Adjusted EBITDA	20.1%	14.1%	20.2%	17.1%

Adjusted EBITDA, as provided herein, represents net income from continuing operations, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that the Company’s primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, the Company uses a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under the Company’s incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, net interest expense and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses net income to measure the Company’s operating performance and uses Adjusted EBITDA only as a supplement. For the three and nine months ended September 30, 2025 and 2024, the Company did not have any adjustments to EBITDA as defined herein. As such, the amounts presented as Adjusted EBITDA herein also represent EBITDA for the periods presented. The following is a reconciliation of Adjusted EBITDA to net income from continuing operations of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands)
Net income	$17,724	$8,852	$60,835	$37,549
Adjusted for:
Interest expense—net	4,558	4,888	13,224	12,977
Income tax provision	6,125	3,154	21,258	12,985
Depreciation and amortization	10,867	10,089	32,042	32,217
Adjusted EBITDA	$39,274	$26,983	$127,359	$95,728

The Company’s contract revenues by type of work, for the periods indicated, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Revenues (in thousands)	2025	2024	Change	2025	2024	Change
Capital	$126,285	$108,682	16.2%	$322,777	$249,329	29.5%
Coastal protection	39,807	43,913	(9.4)%	225,638	178,034	26.7%
Maintenance	22,991	38,578	(40.4)%	77,288	132,556	(41.7)%
Total dredging revenues	189,083	191,173	(1.1)%	625,703	559,919	11.7%
Offshore energy	6,122	—	NM	6,122	—	NM
Total revenues	$195,205	$191,173	2.1%	$631,825	$559,919	12.8%

NM - Not Meaningful

Total revenue was $195.2 million for the three months ended September 30, 2025, up $4.0 million, or 2%, from $191.2 million for the same period in the prior year. For the nine months ended September 30, 2025, total revenue was $631.8 million, up $71.9 million, or 13%, from $559.9 million for the same period in the prior year. For the three and nine months ended September 30, 2025, the Company experienced a significant increase in capital revenues as compared to the same period in the prior year, driven by strong project performance combined with high utilization, despite having six dredges undergoing regulatory drydockings at various times during the current year period, in addition to the commencement of an offshore energy project in New York. For the nine months ended September 30, 2025, the Company experienced an increase in coastal protection revenues when compared to the prior year period. These increases were partially offset by a decrease in maintenance revenues during the three and nine months ended September 30, 2025 and a decrease in coastal protection revenues during the three months ended September 30, 2025.

Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. This work also includes projects to prepare ports and channels for access by larger vessels into LNG terminals. In addition to port and LNG work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. For the three months ended September 30, 2025, capital dredging revenue was $126.3 million, up $17.6 million, or 16%, compared to $108.7 million for the same period in 2024. This increase in capital dredging revenues for the three months ended September 30, 2025 was mostly attributable to an increase in the amount of revenue earned on projects in Alabama. This increase was partially offset by a decrease in revenue earned on projects in Texas. For the nine months ended September 30, 2025, capital dredging revenue was $322.8 million, up $73.5 million, or 29%, compared to $249.3 million for the same period in 2024. The increase in capital dredging revenues for the nine months ended September 30, 2025 was mostly due to a higher amount of revenue earned on projects in Texas and Alabama in the current year periods when compared to the same periods in the prior year. This increase is partially offset by a decrease in revenue earned on projects in Virginia in the current year.

Coastal protection projects involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Coastal protection revenue for the quarter ended September 30, 2025 was $39.8 million, a decrease of $4.1 million, or 9%, compared to $43.9 million in the prior year period. The decrease in coastal protection revenue for the three months ended September 30, 2025 was attributable to a decrease in the amount of revenue earned on projects in Florida in the current year when compared to the prior year period. This decrease was partially offset by higher revenue earned on projects in New Jersey and Delaware in the current quarter. For the nine months ended September 30, 2025, coastal protection revenue was $225.6 million, an increase of $47.6 million, or 27%, compared to $178.0 million for the same period in 2024. The increase is attributable to an increase in the amount of revenue earned on projects in New York, New Jersey and Delaware in the current year when compared to the prior year period. This increase was partially offset by lower revenue earned on projects in Alabama and Florida in the current year.

Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging. Maintenance revenue for the third quarter of 2025 was $23.0 million, down $15.6 million, or 40%, from $38.6 million in the same period of 2024. The decrease in maintenance revenues for the three months ended September 30, 2025 was mostly attributable to a decrease in revenue earned on projects in Florida, Mississippi and Texas when compared with prior year periods. This decrease was partially offset by an increase in revenue earned on projects in Louisiana in the current year period. For the nine months ended September 30, 2025, maintenance revenue was $77.3 million, down $55.3 million, or 42%, from $132.6 million in the same period of 2024. The decrease in maintenance revenues for the nine months ended September 30, 2025 was mostly attributable to decrease in revenue earned on projects in Florida, Texas, Puerto Rico, Mississippi and Louisiana when compared with prior year period. This decrease was partially offset by an increase in revenue earned on projects in Virginia and South Carolina in the current year period.

Offshore energy consists of projects servicing the offshore wind, oil and gas, and power and telecommunication industries, both domestically and internationally. Offshore energy revenue for the three and nine months ended September 30, 2025 was $6.1 million, compared to zero in the prior year periods. The increase was attributable to the revenue earned on the commencement of a project in New York in the current year.

Consolidated gross profit for the three months ended September 30, 2025 was $43.8 million, up $7.6 million, or 21%, compared to $36.2 million in the same period of 2024. Gross profit margin for the three months ended September 30, 2025 increased to 22.4% from 19.0% in the same period in the prior year. Consolidated gross profit for the nine months ended September 30, 2025 was $149.8 million, up $38.2 million, or 34%, compared to $111.6 million in same period of 2024. Gross profit margin for the nine months ended September 30, 2025 increased to 23.7% from 19.9% in the same period in the prior year. The higher gross profit and profit margins experienced for the three and nine months ended September 30, 2025 were driven by increased revenues as well as improved utilization and project performance. Additionally, the project mix during the current year period includes a larger proportion of higher margin capital and coastal protection projects than the same period in the prior year.

During the three months ended September 30, 2025, general and administrative expenses were $17.6 million, down $2.2 million, or 11%, compared to $19.8 million in the same period of 2024. The decrease in general and administrative expenses during the three months ended September 30, 2025 was attributable to lower incentive compensation and employee benefit expenses as compared to the same period in the prior year. The general and administrative expenses for the nine months ended September 30, 2025 was $57.1 million, up $5.0 million, or 10%, compared to $52.1 million in the same period of 2024. The increase in general and administrative expenses during the nine months ended September 30, 2025 was attributable to higher incentive compensation and employee benefit expenses as compared to the same period in the prior year.

Operating income for the third quarter of 2025 was $28.1 million, up $11.4 million from $16.7 million in the same period of the prior year. Operating income for the nine months ended September 30, 2025 was $95.2 million, up $32.4 million from $62.8 million in the same period of the prior year. The increase in operating income for the three and nine months ended September 30, 2025 was a result of higher gross profit in the current year periods when compared to the same periods in the prior year. The increase in operating income during the three months ended September 30, 2025 was also a result of lower general and administrative expenses in the current year period when compared to the same period in the prior year. The increase in operating income during the nine months ended September 30, 2025 was partially offset by a decrease in gains on the sale of assets in the current year period as compared to the prior year period.

For the three months ended September 30, 2025, net interest expense was $4.6 million, down $0.3 million from $4.9 million for the same period in the prior year. Net interest expense for the nine months ended September 30, 2025 was $13.2 million, up $0.2 million from $13.0 million in the prior year period. The decrease in net interest expense for the three months ended September 30, 2025 was primarily due to a decrease in borrowings under the ABL Credit Agreement in the current year period. The increase in net interest expense for the nine months ended September 30, 2025 was primarily due to interest on borrowings under the Second Lien Credit Agreement, executed during the second quarter of 2024, partially offset by a decrease in borrowings under the ABL Credit Agreement during the current year period.

Income tax provision for the three months ended September 30, 2025 was $6.1 million compared to $3.2 million for the same period in the prior year. For the nine months ended September 30, 2025, income tax provision was $21.3 million compared to $13.0 million in the prior year period. The effective tax rate for the nine months ended September 30, 2025 was 25.9%, while the effective tax rate for the same period of 2024 was 25.7%.

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

Net income for the three months ended September 30, 2025 was $17.7 million, up $8.8 million from $8.9 million in the same period in the prior year. Diluted earnings per share was $0.26 per share for the three months ended September 30, 2025, compared to $0.13 per share for the three months ended September 30, 2024. Net income for the nine months ended September 30, 2025 was $60.8 million, up $23.3 million from $37.5 million in the same period in the prior year. Diluted earnings per share was $0.90 per share for the nine months ended September 30, 2025, compared to $0.55 per share for the nine months ended September 30, 2024. The increase in net income for the three and nine months ended September 30, 2025 was primarily driven by the substantial improvement to operating income in the current year period when compared to the same period in the prior year, partially offset by increases in net interest expense and the income tax provision in the current year period when compared to the same period in the prior year.

Adjusted EBITDA (as defined on page 23) for the three months ended September 30, 2025 was $39.3 million, up $12.3 million, from $27.0 million in the same quarter in the prior year. For the nine months ended September 30, 2025 Adjusted EBITDA was $127.4 million, up $31.7 million, from $95.7 million in the same period in the prior year. The increase in Adjusted EBITDA during the three and nine months ended September 30, 2025 was driven by the increase in gross profit, excluding depreciation partially offset by an increase in general and administrative expense.

Bidding activity and backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated:

	September 30,	December 31,	September 30,
Backlog (in thousands)	2025	2024	2024
Dredging:
Capital	$654,458	$799,565	$898,898
Coastal protection	132,442	328,073	218,321
Maintenance	147,605	66,561	95,920
Total dredging backlog	934,505	1,194,199	1,213,139
Offshore energy	72,951	44,945	44,945
Total backlog	$1,007,456	$1,239,144	$1,258,084

Total backlog does not include $193.5 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog at September 30, 2025. The Company expects to perform on its offshore wind contracts using the Acadia, which was launched in July 2025 and is expected to be delivered and operational in 2026.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Additionally, 56% of our September 30, 2025 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

Effective October 1, 2025, the federal government shut down due to a lapse in appropriations, impacting operations across multiple agencies and services nationwide. While shutdowns are rare and typically short lived, the annual federal budget process is typically complicated and prone to stop gap provisions like Continuing Resolutions. As a result, federal agencies like the Corps are accustomed to executing their mission within the confines of these complications.

To date, we have seen no interruption to our business during the current government shutdown. Our operations have remained unaffected, and we expect to continue to conduct business as usual, maintaining full project operations. Our commitment to supporting the Corps remains steadfast and all of the Corps’ projects in our backlog are fully funded. Additionally, in 2023, the Disaster Relief Supplemental Appropriations Act included $1.5 billion for the Corps to make necessary repairs to infrastructure impacted by hurricanes and other natural disasters, and to initiate beach renourishment projects that will increase coastal resiliency.

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

The domestic dredging bid market for the quarter ended September 30, 2025 was $404.7 million, a $900.4 million decrease compared to the same period in the prior year. The total domestic dredging bid market for the current year period included awards for four coastal protection projects and eight maintenance projects. The Company won 34% of the domestic dredging bids during the third quarter of 2025, which is slightly higher than the Company’s average of 31% for the three-year period ended December 31, 2024. The third quarter domestic dredging bid market total does not include LNG or offshore energy projects. Variability in contract wins from quarter to quarter is not unusual and one quarter’s win rate is generally not indicative of the win rate the Company is likely to achieve for a full year.

The Company’s contracted dredging backlog was $934.5 million at September 30, 2025 compared to $1.2 billion of dredging backlog at December 31, 2024. Total dredging backlog does not include $193.5 million of domestic low bids pending formal award and options pending on projects currently in dredging backlog at September 30, 2025. At December 31, 2024, the total dredging backlog does not include $282.1 million of domestic low bids pending formal award and options pending on projects in dredging backlog or $12.7 million of options pending award related to offshore energy contracts as of that date. Included in the Company’s backlog at September 30, 2025 are three LNG projects, including the Brownsville Ship Channel project for Next Decade Corporation’s Rio Grande LNG project, which is the largest project undertaken in the Company's history, the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal and the Woodside Louisiana LNG project. Dredging operations are expected to commence on the Woodside Louisiana LNG project in early 2026.

Capital dredging backlog at September 30, 2025 was $654.5 million, a decrease of $145.1 million from December 31, 2024. During the nine months ended September 30, 2025, the Company was awarded a capital project for $144.6 million in Louisiana. During the nine months ended September 30, 2025, the Company continued to earn revenue on deepening projects in Texas and Alabama. These deepenings continue the trend of ensuring all East Coast and Gulf of America ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging.

Coastal protection dredging backlog at September 30, 2025 was $132.4 million, a decrease of $195.6 million from December 31, 2024. During the nine months ended September 30, 2025, the Company was awarded coastal protection projects for a combined total of $37.0 million in Florida and Delaware. During the nine months ended September 30, 2025, the Company continued to earn revenue on coastal protection projects in New York, New Jersey and Florida, which were in dredging backlog at December 31, 2024. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects.

Maintenance dredging backlog at September 30, 2025 was $147.6 million, an increase of $81.0 million from December 31, 2024. During the nine months ended September 30, 2025, the Company was awarded maintenance projects for a combined total of $161.8 million in Texas, Louisiana, North Carolina and Virginia. During the nine months ended September 30, 2025, the Company continued to earn revenue on projects in South Carolina, Mississippi, Louisiana, Texas and Puerto Rico that were in dredging backlog or classified as low bids pending formal award and options pending at December 31, 2024.

Offshore energy backlog at September 30, 2025 was $73.0 million, an increase of $28.0 million from December 31, 2024. During the nine months ended September 30, 2025, the Company was awarded offshore energy projects for $28 million in New York.

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

The Company’s net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $166.9 million and $83.6 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during the nine months ended September 30, 2025, relates primarily to higher current period earnings, an increase in billings in excess of contract revenues and a decrease in contract revenues in excess of billings, partially offset by the decreases in accounts payable and accrued expenses and other changes in working capital compared to the same period in the prior year.

The Company’s net cash flows used in investing activities for the nine months ended September 30, 2025 and 2024 were $115.2 million and $93.2 million, respectively. Investing activities primarily relate to investments in our new build program, normal course upgrades and capital maintenance of the Company’s dredging fleet. During the nine months ended September 30, 2025, the Company invested $30.3 million in the Amelia Island, which was delivered in the third quarter of 2025, and $51.2 million in the Acadia, as well as maintenance capital expenditures. Additionally, we paid $7.8 million during the current year period for previously accrued capital expenditures. These investments were partially offset by the disposition of certain equipment for approximately $2.5 million during the current year.

The Company’s net cash flows used in financing activities for the nine months ended September 30, 2025 and 2024 totaled $49.3 million and $2.1 million, respectively. The increase in net cash flows used in financing activities is primarily due to the net repayments under the Company’s revolving debt facility during the nine months ended September 30, 2025 of $35.0 million, compared to net repayments of $90.0 million on the Company’s revolving debt facility, largely offset by $88.7 million borrowing from the Company’s Second Lien Credit Agreement during nine months ended September 30, 2024. Additionally, on March 14, 2025, the Company announced that its board of directors approved a share repurchase program, authorizing, but not obligating, the repurchase of up to an aggregate amount of $50.0 million of its common stock from time to time through March 14, 2026. Of the approved amount under the share repurchase program, the Company repurchased 1,312,493 shares of common stock for approximately $11.6 million in the aggregate during the nine months ended September 30, 2025.

On October 24, 2025, the Credit Parties, PNC Bank, National Association, as agent for the lenders, and certain other financial institutions party thereto entered into an amendment to the ABL Credit Agreement (the “ABL Third Amendment”). The ABL Third Amendment, which has a springing maturity, which is the earlier of October 24, 2030 and the date that is ninety-one (91) days prior to the scheduled maturity date of the Company’s 5.25% Senior Notes due 2029, amends and restates the ABL Second Amendment to renew and extend the debt outstanding under the ABL Second Amendment and to (i) increase the aggregate principal amount to $430.0 million, (ii) reduce the Applicable Margins applied to borrowings and (iii) make certain other customary amendments.

Upon the closing of the ABL Third Amendment, the Company utilized borrowings under the ABL Credit Agreement to repay the principal borrowings under the Second Lien Credit Agreement. Based on the repayment terms of the Second Lien Credit Agreement the Company repaid the $100.0 million principal amount, plus a 3%, or $3.0 million, call premium.

The Company expects to spend between approximately $140 million and $150 million, inclusive of capitalized interest, on capital expenditures in 2025 which is comprised of vessels in our new build program and maintenance capital expenditures. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability and potential new sources of financing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk of the Company’s financial instruments as of September 30, 2025 has not materially changed since December 31, 2024. The market risk profile of the Company on December 31, 2024 is disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 in providing such a reasonable assurance.

b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

See Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes during the nine months ended September 30, 2025 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risk factor previously disclosed in Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Aggregate Dollar Value That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	—	$—	—	$38,406,008
August 1, 2025 - August 31, 2025	—	$—	—	$38,406,008
September 1, 2025 - September 30, 2025	—	$—	—	$38,406,008
Total	—	$—	—	$38,406,008

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

On September 4, 2025, Lasse Petterson, Director and President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1 (c) and provides for the sale of up to 592,652 shares of our common stock by May 27, 2026. On October 27, 2025, Mr. Petterson terminated this Rule 10b5-1 trading arrangement with no shares sold under the arrangement. On August 19, 2025, David Johanson, Senior Vice President, Project Acquisition and Operations, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1 (c) and provides for the sale of up to 30,000 shares of our common stock by August 31, 2026.

During the quarterly period ended September 30, 2025, none of our other officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Number	Document Description

10.1

Amendment No. 3 to Second Amended and Restated Revolving Credit and Security Agreement, dated October 24, 2025 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 27, 2025).

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

Date: November 4, 2025