Form 10-K
period 2025-12-31
Great Lakes Dredge & Dock CORP
filed 2026-02-23
CIK 1372020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant was $789,491,555 at June 30, 2025. The aggregate market value was computed using the closing price of the common stock as of June 30, 2025 on the Nasdaq Stock Market. (For purposes of calculating the foregoing amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of February 20, 2026, 66,780,798 shares of Registrant’s Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2026 Annual Meeting of Stockholders.

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

These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Great Lakes cautions investors that any forward-looking statements made by Great Lakes are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Great Lakes, include, but are not limited to, risks and uncertainties that are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2025, and in other securities filings by Great Lakes with the SEC.

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

On February 10, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Saltchuk Resources, Inc. (“Saltchuk”) and Huron MergeCo. Inc. (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will commence a tender offer to purchase any and all of the outstanding shares of the Company’s common stock at $17.00 per share (the “Offer”) and, following the consummation of the Offer, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Saltchuk (collectively with the Offer, the “Transaction”). The Transaction is expected to close in the second quarter of 2026, subject to customary closing conditions, including the tender of one share more than a majority of the outstanding shares of the Company’s common stock and receipt of required antitrust clearance. Upon closing of the Transaction, the Company’s common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended. See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the Transaction.

Operations

Dredging

Dredging (97% of 2025 revenue). Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of three primary types of work: capital, coastal protection and maintenance including rivers & lakes. Due to its lower materiality relative to the Company’s overall operations, projects previously presented as rivers & lakes are now included in maintenance dredging throughout this Annual Report on Form 10-K. Prior periods presented herein have been updated to conform to the current presentation. These projects typically consist of lake and river dredging, inland levee and construction dredging, environmental restoration and habitat improvement and other marine construction projects. The Company’s “bid market” is defined as the aggregate dollar value of domestic dredging projects on which the Company bid or could have bid if not for capacity constraints or other considerations. The Company experienced an average combined bid market share in the U.S. of 29% over the three-year period ended December 31, 2025, including 36%, 46% and 15% of the domestic capital, coastal protection and maintenance sectors, respectively, exclusive of liquefied natural gas (“LNG”) projects.

Domestic Capital (51% of 2025 dredging revenues). Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. This work also includes projects to prepare ports and channels for access by larger vessels into LNG terminals. In addition to port and LNG work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels and cables and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital work can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.

Coastal protection (33% of 2025 dredging revenues). Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Beach erosion is a continuous problem that has intensified with the rise in coastal development and has become an important issue for state and local governments concerned with protecting beachfront tourism and real estate. Coastal protection via beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets away from the shoreline. Generally, coastal protection projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns as well as coastal recreation activities.

Maintenance (16% of 2025 dredging revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments and drive the need for maintenance dredging.

Offshore energy

Offshore energy (3% of 2025 revenue). Offshore energy consists of projects servicing the offshore wind, oil and gas, and power and telecommunication industries, both domestically and internationally.

Offshore Energy Market

While the Company continues to reinvest in our core dredging business and renew our dredging fleet, we remain steadfast in our commitment to executing a long-term strategy that maximizes growth opportunities for the Company.

We believe that Great Lakes has established a unique business position with our subsea rock installation (“SRI”) vessel, the Acadia, the first and only Jones Act SRI vessel being constructed in the United States, targeting the offshore wind, oil and gas and telecommunication industries, both domestically and internationally. In July 2025, the Acadia was launched and is expected to be delivered and operational in the first half of 2026. The Acadia has secured offshore wind rock placement contracts for Equinor’s Empire Wind 1 and Ørsted’s Sunrise Wind projects to protect foundations and cables in the U.S., providing full utilization for 2026.

U.S. offshore wind projects under construction have resumed installation activities as a result of preliminary injunctions from U.S courts to lift pauses imposed by the Bureau of Ocean Energy Management in late 2025. Despite the headwinds in the U.S. domestic offshore wind market, we believe offshore wind remains an important part of the array of technologies required for the U.S. to meet the increasing demand for energy from the U.S. electrical grid. However, in anticipation of potential delays in U.S. offshore wind projects, we proactively expanded the Acadia’s strategic target markets to include oil and gas pipeline protection, power and telecommunications cable protection, international offshore wind and critical subsea infrastructure protection.

The international offshore wind and interconnector cable markets are strong. In January 2026, the United Kingdom (the “U.K.”) awarded 8.4 gigawatts (“GW”) of new offshore wind capacity in the largest offshore wind auction in European history. Closely following such U.K. Contracts for Difference (“CfD”) award, 10 countries in Europe and the U.K. signed the North Sea Summit “Investment Pact” to mobilize one trillion Euros in offshore wind investments for Europe. We secured our first two international offshore wind contracts in Europe with work expected to commence early in 2027, providing the Acadia close to full utilization for the year.

We expect to continue to build our offshore energy capabilities and position the Company for growth in the offshore energy markets, both domestically and internationally, as many of our European competitors have done in the international offshore energy markets.

Dredging Demand Drivers

The Company believes that the following factors are important drivers of the demand for its services:

•
Deep port capital projects. Since the Panama Canal Expansion project, the market for dredging has expanded as most of the East Coast and Gulf ports have deepening and widening projects that are required to better meet the needs of maritime trade and enhance the capabilities to compete for international trade. In addition, shipping line manufacturers continue to deploy larger and deeper ships which require greater channel depths for travel. Many U.S. ports are constrained due to the channel dimension requirements that are needed to accommodate these vessels. The Company has worked on several port deepenings along the East and Gulf coasts over the past years, including our current projects in Brownsville, Port Arthur, Freeport and Sabine. Funding for the Corps in 2025 was provided through continuing resolutions. On January 23, 2026, the Corps’ 2026 budget was signed into law by the President at a record $10.4 billion. Additional details will become available once the Corps releases its work plan. The Water Resources Development Act (“WRDA”) is on a two-year renewal cycle and includes legislation that authorizes the financing of Corps’ projects for studies, flood and hurricane protection, dredging, ecosystem restoration and other construction projects aimed at improving rivers and harbors in the United States. The WRDA of 2022 (“WRDA 2022”) included funding for deepening the New York and New Jersey shipping channels to 55 feet, as well as the Coastal Texas Protection and Restoration Program, which aims to protect the Texas Gulf Coast from hurricanes. On January 4, 2025, then President Biden signed the WRDA of 2024 (“WRDA 2024”) into law, which includes several capital projects and projects designed to enhance flood protection, improve coastal resilience and support ecosystem restoration. Port deepening projects are essential to maintaining safe and efficient navigation channels in ports and harbors along our coastlines. The Company believes that port deepening and expansion work authorized under current and anticipated future legislation will continue to provide significant opportunities for the domestic dredging industry. The annual bid market for domestic capital dredging, which includes deep port capital dredging and Gulf Coast restoration, excluding LNG projects, averaged $586 million over the three-year period ended December 31, 2025.
•
Substantial need for coastal protection. Beach erosion is a recurring problem due to the normal ebb and flow of coastlines as well as the effects of severe storm activity. Growing populations in coastal communities and vital beach tourism are drawing attention to the importance of protecting beachfront assets. Over the past few years, both the federal government and state and local entities have funded beach projects recognizing the essential role these natural barriers play in absorbing storm energy and protecting public and private property. The 2023 Disaster Relief Supplemental Appropriations Act allocated $1.5 billion for infrastructure repairs and beach renourishment projects. This increased budget and additional funding resulted in a strong bid market in 2025 and we expect to see additional projects in 2026. The annual bid market for domestic coastal protection over the three-year period ended December 31, 2025 averaged $605 million.
•
Required maintenance of U.S. ports. The channels and waterways leading to U.S. ports have stated depths on which shippers rely when entering those ports. Due to naturally occurring sedimentation and severe weather, active channels require maintenance dredging to ensure that stated depths are at authorized levels. Consequently, the need to maintain channel depth creates a recurring source of dredging work that is non-deferrable if optimal navigability is to be preserved. The Corps is responsible for federally funded projects related to navigation and flood control of U.S. waterways. The maritime industry, including the ports, has repeatedly advocated for congressional efforts to ensure that a fully funded, recurring maintenance program is in place. Additionally, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which includes a provision that lifts caps on the Harbor Maintenance Trust Fund (“HMTF”), thereby allowing full access to future annual revenues. Additionally, Congress is utilizing the historically high level of the HMTF to support major maintenance dredging initiatives across the Corps’ projects involving deepening, maintenance and coastal dredging. The annual domestic bid market for maintenance dredging over the three-year period ended December 31, 2025 averaged $1,086 million.
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
•
Energy projects. The growth in demand for transportation of energy worldwide has driven the need for dredging to support new terminals, harbors, channels and pipelines. In turn, several LNG, petrochemical and crude oil projects are creating the need for port development in support of energy exports. Several North American LNG export projects have been delayed over the past couple of years since the pandemic. However, with the increase in LNG prices and sustained worldwide demand, additional LNG projects are expected to advance over the next several years. Additionally, as the offshore energy market develops in the U.S., port facilities will need to meet specific requirements to be able to service this industry. We anticipate these ports will require investments for port improvements that will include some dredging in order to serve as marshaling ports for various offshore energy projects. The Company continues to expect that future global energy demand will necessitate improvements in the energy infrastructure base and around sources of rich resources and in countries that import or export global energy.

For additional details regarding Operations, including financial information regarding our international and U.S. revenues and long-lived assets, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Customers

The dredging industry’s customers include federal, state and local governments, foreign governments and both domestic and foreign private customers, such as utilities and oil and gas and other energy companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. Customers generally have few economical alternatives to dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2025, approximately 48% of the Company’s total revenues were generated from 29 different contracts with federal agencies or third parties operating under contracts with federal agencies.

Offshore energy customers include both domestic and foreign customers, such as utility companies, offshore wind developers, cable installers, offshore installation contractors and oil and gas companies.

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

Offshore energy project bidding is generally available to contractors after going through a pre-qualification process and being invited to bid through a request for quotation process. The bidding process is competitive and may involve multiple stages and bids for a single project. Final selection is typically made based on various criteria, including schedule availability, price, and contractual terms and conditions, among others.

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

The Company has bonding agreements with Liberty Mutual Insurance Company, Philadelphia Indemnity Insurance Company, Ascot Surety and Casualty Company, Ascot Insurance Company, Endurance Assurance Company, Endurance American Insurance Company, Lexon Insurance Company, Bond Safeguard Insurance Company, AXIS Insurance Company and AXIS Reinsurance Company (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company has bonding agreements in place with Argonaut Insurance Company and Westchester Fire Insurance Company but does not currently have the ability to obtain new performance, bid, and payment bonds from these sureties. The Company also currently has outstanding bonds with AXIS Insurance Company, Liberty Mutual Insurance Company, Endurance Assurance Corporation, Westchester Fire Insurance Company, Travelers Casualty and Surety Company of America, Ascot Surety & Casualty Company, and Philadelphia Indemnity Insurance Company. Great Lakes has never experienced difficulty in obtaining bonding for any of its projects and Great Lakes has never failed to complete a marine project in its 136 year history.

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

Competition

The U.S. dredging industry is highly fragmented, composed of many small operators, primarily in maintenance dredging. Most of these dredges are smaller and service the inland, as opposed to coastal waterways, and therefore do not generally compete with Great Lakes. Competition is determined by the size and complexity of the job, equipment bonding and certification requirements and government regulations. Great Lakes and two other companies comprised approximately 56% of the Company’s defined bid market related to domestic capital (excluding LNG), coastal protection and maintenance over the three-year period ended December 31, 2025. Within the Company’s bid market, competition is determined primarily on the basis of price. In addition, the Foreign Dredge Act of 1906 (the “Dredging Act”) and Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”) provide significant barriers to entry with respect to foreign competition. Together these two laws prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “Business—Government Regulations” below. The U.S. offshore energy competition, specifically for subsea rock installation, comes from international SRI vessels; however, the Jones Act provides significant barriers to international competition for certain projects.

Competition in the international market for both dredging and offshore energy is dominated by four large European companies all of which operate larger equipment and fleets that are more extensive than the Company’s fleet. Additionally, a large Chinese dredging company controls most of its local market and is a key player in the international market. There are also several governmentally supported dredging companies that operate on a local or regional basis. The Company targets opportunities that are well suited to its equipment and where it can be most competitive.

Equipment

Great Lakes’ fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S. The Company operates three principal types of dredging equipment: hopper dredges, hydraulic dredges and mechanical dredges.

Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls, or “hoppers,” into which material is suctioned hydraulically through drag-arms. Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to a designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic and can be relocated quickly from one project to another. Hopper dredges primarily work on coastal protection and maintenance projects. The Company took delivery of a 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, which began operations in the third quarter of 2025. The Galveston Island, another 6,500 cubic yard trailing suction hopper dredge, began operations in the first quarter of 2024. The Galveston Island and Amelia Island hopper dredges have provided the Company with added capacity and the opportunity to potentially retire older dredges.

Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the channel or ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain dredged materials can be directly pumped for miles with the aid of multiple booster pumps. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines and the placement of the dredged material. Unlike hopper dredges, relocating hydraulic dredges and all their ancillary equipment requires specialized vessels and additional time, and their operations can be impacted by ship traffic and rough waters. Our smaller hydraulic dredges use pipe sizes ranging from 18” to 22” and operate at between 2,500 and 6,000 total horsepower, while the Company’s other hydraulic dredges use pipe sizes ranging from 18” to 30” and operate at between 1,900 and 16,650 total horsepower. During 2025, the Company sold one of its smaller hydraulic dredges as part of its ongoing fleet modernization program.

Mechanical Dredges. There are two basic types of mechanical dredges: clamshell and backhoe. In both types, the dredge uses a bucket to excavate material from the channel or ocean floor. The dredged material is placed by the bucket into material barges, or “scows,” for transport to the designated disposal area. The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket. The backhoe dredge is capable of removing hard-packed sediments, blasted rock and debris and can work in tight areas such as along docks or terminals. Clamshell dredges with specialized buckets are ideally suited to handle softer silts and maintenance material requiring environmentally controlled excavation and disposal. Additionally, the Company owns an electric clamshell dredge which provides an advantage in those markets with stringent emissions standards. During 2025, the Company sold one mechanical dredge as part of its ongoing fleet modernization program.

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

Multi Cats. In 2023, the Company took delivery of two Damen multifunctional all-purpose vessels (“Multi Cats”), the Cape Hatteras and the Cape Canaveral. These vessels greatly improve the safety and efficiency of pipe and anchor operations. The two vessels are the first Damen Multi Cats to be built in the U.S. and are fully compliant with the U.S. Coast Guard and the Corps stability criteria.

The Company has numerous pieces of smaller equipment that support its dredging operations. Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with certain of its dredges on inland rivers and lakes. The mobility of the fleet enables the Company to move equipment in response to changes in demand.

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

Human Capital Management

At December 31, 2025, the Company employed 380 full-time salaried and non-exempt personnel in the U.S., including those in a corporate function. In addition, the Company employs U.S. hourly personnel, most of whom are unionized, on a project-by-project basis. Crews are generally available for hire on relatively short notice. During 2025, the Company employed an average of approximately 716 hourly personnel to meet domestic project requirements.

The Company's employees are based across the U.S. with several project locations on the coasts and office locations in Houston, Texas and Staten Island, New York.

At December 31, 2025, the Company employed 15 foreign nationals and 3 local staff to manage and administer its Middle East operations.

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

Unions

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, two unions represent a large majority of our dredging employees - the International Union of Operating Engineers (“IUOE”) Local 25 and the Seafarers International Union (“SIU”). The Company’s master and ancillary contracts with IUOE Local 25 will expire on September 30, 2027. Our agreements with the SIU expire on February 28, 2029. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with the unions that represent a significant number of its hourly employees; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Information about our Executive Officers

The following table sets forth the names and ages of all of the Company’s executive officers and the positions and offices currently held by them.

Name	Age	Position
Lasse J. Petterson	69	President, Chief Executive Officer
Scott Kornblau	54	Senior Vice President, Chief Financial Officer
David Johanson	54	Senior Vice President, Project Acquisition & Operations
Christopher G. Gunsten	56	Senior Vice President, Project Services & Fleet Engineering
Eleni Beyko	60	Senior Vice President, Offshore Energy
Vivienne R. Schiffer	66	Senior Vice President, Chief Legal Officer, Chief Compliance Officer & Corporate Secretary
William H. Hanson	69	Senior Vice President, Market Development

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

David Johanson, Senior Vice President, Project Acquisition & Operations

Mr. Johanson was named Senior Vice President, Project Acquisition & Operation in July 2022 after serving as Senior Vice President, Gulf Region. Before that, Mr. Johanson was promoted to Vice President and Hydraulic Division Manager in 2015 and served as Vice President Project Director of Charleston Deepening Projects from 2018-2020, which included the largest dredging contract ever awarded by the U.S. Army Corps of Engineers. He joined the Company in 1994 as a field engineer and has held positions of increasing responsibility in project management. Mr. Johanson earned a Bachelor of Science degree in Ocean Engineering from the Virginia Polytechnic Institute & State University and a MBA with a finance specialization from the University of South Carolina. He is a current board member of the Western Dredging Association, a member of the Moles and a member of American Society of Civil Engineers.

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

Eleni Beyko, Senior Vice President, Offshore Energy

Dr. Beyko joined Great Lakes in January 2021 as Senior Vice President, Offshore Wind and currently serves as the Company’s Senior Vice President, Offshore Energy. She is responsible for offshore energy strategy, business development and operations. Dr. Beyko has over 30 years of experience in business and executive leadership for the automobile and offshore energy industries. In the last 5 years, she has organically built GLDD’s capability and team in offshore energy, developed the business and the client base in the US, and is now focusing on building GLDD’s capability for international operations in offshore energy, aiming to achieve international growth for Great Lakes. Before joining GLDD, she served as Director, Energy Transition for Americas at TechnipFMC. She was responsible for positioning TechnipFMC to support the transition into new and economically viable wind energy resources, and managing the Makani wind-borne energy spar offshore platform installation in partnership with Shell and Google X. Dr. Beyko graduated with a Diploma from the National Technical University Athens in Mechanical Engineering, Naval Architecture & Marine Engineering. She attended the University of Michigan where she earned her MSE, Naval Architecture and Marine Engineering, MSE Applied Mechanics, Mechanical Engineering, Master of Business Administration (MBA) and Ph.D., Naval Architecture and Marine Engineering.

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

Risk Factor Summary

The following is a summary of the principal risks that could adversely affect, or have adversely affected, the Company’s business, operating results and financial condition:

•
Failure to satisfy the conditions to the Transaction;
•
Uncertainties associated with the Transaction;
•
Failure to complete the Transaction within the expected timeframe or at all;
•
Provisions in the Merger Agreement limiting our ability to pursue alternatives to the Transaction;
•
Restrictions on the conduct of our business under the Merger Agreement;
•
Potential lawsuits arising out of the proposed Transaction;
•
Stockholders’ inability to benefit from future Company growth if the Transaction is completed;
•
Unexpected difficulties related to the Transaction and integration of both companies;
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
•
Our ability to obtain financing for the construction of new vessels;
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
•
Our ability to fully implement our share repurchase program and whether such program will enhance long-term stockholder value;
•
Changes in previously recorded net revenue and profit as a result of the significant estimates made in connection with our methods of accounting for recognized revenue;
•
Maintaining an adequate level of insurance coverage;
•
Our ability to find, attract and retain key personnel and skilled labor;
•
Disruptions, failures, data corruption, cyber-based attacks, security breaches, or regulatory non-compliance affecting our information technology and operational technology systems; and
•
Impairments of our goodwill or other intangible assets.

Risks Related to the Pending Transaction

The Transaction is subject to a number of conditions, which may not be satisfied in a timely manner or at all.

On February 10, 2026, we entered into the Merger Agreement with Saltchuk and Merger Sub. Completion of the Transaction is subject to various closing conditions, including the tender of one share more than a majority of the outstanding shares of our common stock and receipt of required antitrust clearance. There can be no assurance that these conditions will be satisfied or that the Transaction will be completed within the expected timeframe or at all. In addition, the Transaction may fail to close for other reasons.

Uncertainties associated with the Transaction could adversely affect our business, results of operations, financial condition and stock price.

The announcement and pendency of the Transaction, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations financial condition and stock price, regardless of whether the Transaction is completed. These risks include, but are not limited to:

•
an adverse effect on our relationship with customers, suppliers, subcontractors and personnel, including if our customers, suppliers, subcontractors or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Transaction;
•
distraction of our current personnel as a result of the Transaction, which could result in a decline in their productivity or cause distractions in the workplace;
•
difficulties attracting and retaining key personnel, including departure of key personnel because of issues relating to uncertainty about their future with us or a desire not to remain with the Company following the completion of the Transaction;
•
a diversion of a significant amount of management time and resources towards completion of the Transaction;

•
being subject to certain restrictions on the conduct of our business;
•
possibly foregoing certain business opportunities or strategic transactions that we might otherwise pursue absent the pending Transaction;
•
significant or unexpected costs, charges or expenses resulting from the proposed Transaction, including the requirement that we pay a termination fee of approximately $37 million if the Merger Agreement is validly terminated under certain circumstances;
•
uncertainties related to the continued availability of capital and financing and rating agency actions;
•
potential litigation relating to the Transaction that could prevent or delay the Transaction or otherwise negatively impact our business; and
•
other developments beyond our control, including, but not limited to, changes in domestic or global and general and industry-specific economic and market conditions that may affect the timing or success of the Transaction.

Failure to complete the Transaction within the expected timeframe, or at all, could adversely affect our business and stock price.

The closing of the Transaction may not occur on the expected timeline or at all. While it is currently anticipated that the Transaction will be consummated in the second quarter of calendar year 2026, we cannot assure you that the conditions set forth in the Merger Agreement will be satisfied (or waived, if permitted by the Merger Agreement and applicable law) in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied (or waived, if permitted by the Merger Agreement and applicable law).

In addition, we cannot assure you that the Company or Saltchuk will not terminate the Merger Agreement if entitled to do so. The Merger Agreement contains certain termination rights for the Company and Saltchuk, including, among others (i) if the Transaction is not consummated by June 10, 2026, subject to a potential extension, (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause certain conditions to the closing set forth in the Merger Agreement to not be satisfied and fails to timely cure such breach within the period provided by the terms of the Merger Agreement, or (iii) if any judgment, law or order prohibiting the Transaction has become final and non-appealable.

If the Merger Agreement is terminated and the Transaction is not consummated, the price of our common stock may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Transaction. Such a decline could also make it difficult to find a party willing to offer equivalent or more attractive consideration than Saltchuk in the Transaction. In addition, upon termination of the Merger Agreement in specified circumstances, we may be required to pay Saltchuk (or one or more of its designees) a termination fee of approximately $37 million. If we are required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Transaction, could have a material adverse effect on our financial condition, results of operations and stock price.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Transaction and may discourage other third parties from offering a favorable alternative transaction proposal.

Under the Merger Agreement, we will be restricted from soliciting, initiating, or knowingly facilitating or encouraging the submission of, furnishing non-public information to any third party in connection with, entering into or participating in any discussions or negotiations with any third party with respect to, or entering into any agreement providing for, any alternative acquisition proposals from third parties or, with respect to certain of the foregoing restrictions, any inquiries, expressions of interest, proposals or offers that would reasonably be expected to lead to an alternative acquisition proposal, subject to certain limited exceptions. Upon termination of the Merger Agreement under certain circumstances we will be required to pay Saltchuk a termination fee of approximately $37 million, including if the Merger Agreement is terminated by Saltchuk following a change of recommendation by our board of directors, or by us to either enter into a superior proposal or if the offer is terminated under certain circumstances and following a change of recommendation by our board of directors.

These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Transaction. If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement. In certain circumstances, we would be required to pay Saltchuk a termination fee of approximately $37 million if such a business combination is agreed to or consummated within 12 months after such termination.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to use our reasonable best efforts to limit the conduct of our business to those actions undertaken in the ordinary course of business consistent with past practice and to refrain from, among other things: incurring debt; establishing, adopting, entering into, negotiating or amending any material Company Benefit Plans (as defined in the Merger Agreement); increasing the compensation or benefits payable or to become payable to any director, employee or independent contractor, granting any rights to severance or termination pay or other material termination benefits, or hiring or terminating any employee (other than for cause) with annual base compensation equal to or greater than $200,000; entering into, amending or terminating certain contracts; settling certain legal proceedings; materially changing our methods, policies or procedures of financial accounting; and incurring certain capital expenditures, in each case, subject to certain exceptions set forth in the Merger Agreement. Because of these restrictions, we may be prevented from undertaking certain actions with respect to our strategic plans or the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Transaction, which may delay or prevent the proposed Transaction or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors or others could delay or prevent the Transaction, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.

Our stockholders will not benefit from future growth opportunities as stockholders of the Company if the Transaction is completed.

If the Transaction is completed, our stockholders will receive cash for their shares of common stock and will no longer have the opportunity to participate in any future growth or potential appreciation in the value of the Company.

Risks Related to our Business

A reduction in government funding for dredging or other contracts, or government cancellation of such contracts, or the inability of the Corps to let bids to market could materially adversely affect our business operations, revenues and profits.

A substantial portion of our revenue is derived from federal government contracts, particularly dredging contracts. Revenues related to dredging contracts with federal agencies or companies operating under contracts with federal agencies and the percentage as a total of dredging revenue for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Federal government revenue (in US $1,000)	$422,541	$430,980	$438,790
Percent of revenue from federal government	48%	57%	74%

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

An unpredictable or volatile political environment in the United States, including any social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor and regulatory sentiments, any one or more of which in turn could cause our business and financial results to be adversely impacted. It is difficult to predict the legislative and regulatory impacts that may result from the presidential administration or a change in the make-up of either the Senate or House of Representatives, and these may cause broader economic impacts due to shifts in governing ideology and governing style, and we may be subject to new or changing laws or regulations that may be promulgated in the future. There is no certainty that any presidential administration or Senate and/or the House of Representatives will maintain the level of federal spending and support for the dredging industry and offshore energy development. For example, in 2025 President Trump signed an Executive Order pausing the issuance of new or renewing offshore wind leases and permits that could have resulted in additional contracted work for the Company. A significant reduction in such funding or support could materially adversely affect our business and operating results.

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

Our quarterly and annual results of operations have fluctuated from period to period in the past and may continue to fluctuate in the future. Accordingly, the results of any past quarter or quarters are not an indication of future performance in our business operations or the valuation of our stock. Our operating results could vary greatly from period to period due to factors such as:

•
the timing of contract awards and the commencement or progress of work under awarded contracts;
•
inclement or hazardous weather conditions, including non-historical weather patterns that may result in underestimated delays in dredging, disruption or early termination of projects, unanticipated recovery costs or liability exposure and additional contract expenses;
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

The timely and efficient performance of our projects are dependent on weather conditions. Severe storms or other weather-related problems may deviate from expected historical weather patterns as a result of climate change or other factors, and can, and have, caused substantial delays on our projects. Delays may affect our ability to perform on our projects or increase the cost of our performing certain projects, and may result in our inability to perform certain projects on time and on budget. We attempt to plan for all scenarios and assign risk when bidding on projects. For example, we have updated our modeling for current and future weather patterns to better estimate those costs. We expect that the severity of unusual storms and weather patterns will continue to fluctuate and may continue to adversely impact our ability to complete projects on time and on budget and therefore could materially adversely affect our business operations, revenues and profits.

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

The average age of our more significant vessels as of December 31, 2025, by equipment type, is as follows:

Type of Equipment	Quantity	Average Age in Years
Hopper Dredges	6	22
Hydraulic Dredges	7	48
Mechanical Dredges	3	50
Scows	13	14
Multi Cats	2	3
Other Support Vessels	74	27
Total	105	27

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

The successful performance of contracts requires a high degree of reliability of our vessels, barges and other equipment. The average age of our marine fleet as of December 31, 2025 was 27 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur, resulting in loss of revenue.

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

Supply chain issues could cause disruptions that restrict our ability to perform work for future projects. Our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the shipyards with which we contract are affected, regulatory dry docking and repairs and general maintenance of our vessels, as well as new construction, may be delayed and we may incur increased labor and materials costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential supplies or services in adequate quantities and at acceptable prices.

Environmental regulations could force us to incur capital and operational costs.

Our industries, and more specifically, our operations, facilities, vessels and equipment, are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; transportation and disposal of hazardous wastes and other regulated materials; air emissions; and disposal or remediation of contaminated soil, sediments, surface water and groundwater. We are also subject to laws designed to protect certain marine or land species and habitats. Compliance with these statutes and regulations can delay permitting and/or performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on our business, results of operations, cash flows or financial condition. Non-compliance can also result in fines, penalties and claims by third parties seeking damages for alleged personal injury, as well as damages to property and natural resources and suspension or debarment from future government contracting.

Certain environmental laws such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Marine Protection, Research and Sanctuaries Act, and the Oil Pollution Act of 1990 impose strict and, under some circumstances joint and several, liability on owners and lessees of land and facilities as well as owners and operators of vessels. Such obligations may include investigation and remediation of releases and discharges of regulated materials, and also impose liability for related damages to natural resources. Our past and ongoing operations involve the use, and from time to time the release or discharge, of regulated materials which could result in liability under these and other environmental laws. We have remediated known releases and discharges as deemed necessary, but there can be no guarantee that additional costs will not be incurred if, for example, third party claims arise or new conditions are discovered.

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

Because of these factors, as well as factors affecting the time required to complete each job, backlog is not necessarily indicative of future revenues or profitability. In addition, a significant amount of our total backlog (51% as of December 31, 2025) relates to federal government contracts, which can be canceled at any time without penalty to the government, subject, in most cases, to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation.

Below is our backlog from federal government contracts as of December 31, 2025, 2024, and 2023 and the percentage of those contracts to total backlog as of the same date.

	2025	2024	2023
Federal government backlog (in US $1,000)	$452,869	$662,933	$350,242
Percentage of total backlog from federal government	51%	53%	32%

As we engage in a new foreign project, we may have backlog with foreign governments that use local laws and regulations to change the terms of a contract in backlog or to limit our ability to receive payment on a timely basis. In addition to our United States federal contracts, our other contracts in backlog are with state and local municipalities or private companies that may have funding constraints or impose restrictions on timing. The termination, modification or suspension of projects currently in backlog could have a material adverse effect on our business, operating results, cash flows or financial condition. As of December 31, 2025, approximately 41% of the Company’s total backlog is from five private customers.

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

Inability to obtain secure financing or financing on favorable terms for any future new vessels could negatively impact our business, financial position and/or results of operations.

Unforeseen issues could arise in our ability to obtain secure financing or to obtain secure financing on terms favorable to us for building any future new vessels. The inability to obtain favorable financing may also impact our ability to bring future new vessels into service within the timeline anticipated by the Company, which may have an adverse effect on our business, financial position and/or results of operations.

Inability to secure contracts to utilize our new offshore energy vessel could adversely impact our business strategy and have a material adverse effect on our operating results, cash flows or financial condition.

Our ability to obtain contracts on terms favorable to the Company to utilize the Acadia, our new vessel for subsea rock installation, could be impacted by unforeseen market conditions or changing political climates. As the costs to build this new vessel have already been incurred, the lack of a favorable secure contracts could have a material adverse effect on the Company’s business, financial position and results of operations. On January 20, 2025, President Trump issued an Executive Order that temporarily prevents consideration of any area in the Outer Continental Shelf for any new or renewed wind energy leasing for the purposes of generation of electricity until the Executive Order is revoked. The Executive Order also requires an immediate review of federal wind leasing and permitting practices. The inability or unwillingness of our clients and potential clients to commit to or invest in new or existing offshore wind projects in the U.S. due to this policy change could have a material adverse effect on the Company’s business, financial position and results of operations. Further, the possibility of future changes to environmental requirements and regulations and changes in the policies of the U.S. presidential administration could delay or halt plans for U.S. offshore wind projects, which would adversely impact our business strategy and could have a material adverse effect on the Company’s operating results, cash flows or financial condition.

Unforeseen delays and cost overruns could postpone delivery of or halt plans to build new vessels and, as a result, negatively impact our business strategy.

While our previously disclosed new build program has largely been completed, we may plan new vessels in the future. Unknown mechanical or engineering issues involving new vessels could adversely affect the Company’s business, operating results, cash flows or financial condition. Our future revenues and profitability will also be impacted to some extent by our ability to secure financing for new vessels and bring them into service within the timeline anticipated by the Company. The Company contracts with shipyards to build new vessels. Construction projects are subject to risks of delay and cost overruns resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. Delays may also occur as a result of a shipyard giving priority to other customers. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s business, operating results, cash flows or financial condition. For example, the Company has experienced delays from the shipyard in the build of its soon to be completed SRI vessel, now expected to be operational in the first half of 2026. The Company is in discussions with the shipyard to limit any additional delays and are working with our customers to evaluate and limit any potential negative impacts of such delays, which may include loss of revenues, delays in completion of Company work under previously negotiated contracts, or increased costs to the Company. Our future revenues and profitability will also be impacted to some extent if we are unable to bring any new ordered vessels into service within the timeline anticipated by the Company as a result of an inability to obtain favorable steel prices or secure appropriate financing. Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, could also substantially increase the cost of such construction beyond what we currently expect such costs to be.

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

On January 21, 2025, President Trump issued an Executive Order prohibiting diversity, equity and inclusion initiatives at companies that are party to federal contracts to the extent that such initiatives violate applicable federal anti-discrimination laws. The Executive Order requires federal contractors, including the Company, to agree that such federal contractor’s compliance with federal anti-discrimination laws is material to the government’s payment decisions and to certify that such federal contractor does not operate any illegal programs promoting diversity, equity and inclusion that violate any applicable federal anti-discrimination laws. The Executive Order also provides that the Office of Federal Contract Compliance Programs within the Department of Labor may not allow federal contractors, including the Company, to engage in workforce balancing on the basis of certain protected characteristics. Recently, the Equal Employment Opportunity Commission signaled that it will be aggressively enforcing the Executive Order by filing a lawsuit against a high-profile publicly traded company for alleged violations. While we believe we are in compliance with the Executive Order, if we are not, or if the federal government believes we are not in compliance, then we could be subject to legal action, including under the False Claims Act, or debarment. Any such action could have a material adverse effect on our business, results of operations, cash flows or financial condition, as well as impact our ability to secure contracts with our customers and to hire and retain employees, distract our management team and negatively impact our reputation in the market and our industry.

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

The prices of steel and other materials to build and develop new vessels, as well as to maintain and/or repair our existing vessels, fluctuate based on market events outside of our control. An increase in the cost of steel and other materials may adversely impact the cost to build new vessels and the cost of general maintenance and/or repairs of our existing vessels.

An inability to obtain bonding or letters of credit would limit our ability to obtain future contracts, which could, along with any draws on existing arrangements, adversely affect our business, operating results, cash flows and financial condition.

We are generally required to post bonds in connection with our domestic dredging contracts and bonds or letters of credit with our foreign dredging contracts, certain private domestic dredging contracts, and offshore energy contracts to ensure job completion if we ever fail to finish a project. We have entered into bonding agreements with various surety companies (the “Sureties”) pursuant to which the Sureties issue bid bonds, performance bonds and payment bonds, and provide guarantees required by us in the day-to-day operations of our dredging business. Historically, we have had a strong bonding capacity, but surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. With respect to our foreign dredging, certain private domestic dredging and our offshore energy business, we generally obtain letters of credit under our ABL Credit Agreement. However, access to our senior credit facility under our ABL Credit Agreement may be limited by failure to meet certain levels of availability or other defined financial or other requirements. If we are unable to obtain bonds or letters of credit on terms reasonably acceptable to us, our ability to take on future work would be severely limited.

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

In recent years, the United States has imposed Section 232 tariffs and other import taxes on certain steel and aluminum products, such as imported dredge-related machinery and pipes. These tariffs and other import taxes have increased the prices of these inputs. Increased prices for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. We cannot be sure of the ultimate effect such tariffs or any additional import taxes will have on our operating profits. If we are not able to pass these price increases on to our customers or to secure adequate alternative sources for such inputs on a timely basis, the tariffs and other import taxes may have a material adverse effect on our business operations, revenues and profits. The current U.S. presidential administration has increased tariffs on certain imported products and generally on imports from certain countries. For example, in February 2025, President Trump imposed a 25% tariff on imported steel and aluminum and in June 2025 he raised this tariff to 50%. The Company does not currently, has not had and does not expect a material adverse impact to its operating results, cash flows or financial condition from the tariffs imposed during the first few weeks of President Trump’s administration. However, any future tariffs imposed could have a material adverse impact to our operating results, cash flows or financial condition.

Our business could suffer in the event of a work stoppage by our unionized labor force.

We are a party to numerous collective bargaining agreements in the U.S. that govern our industry’s relationships with our unionized hourly workforce. Two unions represent approximately 67% of our hourly dredging employees—the IUOE Local 25 and the Seafarers International Union. The Company’s master and ancillary contracts with IUOE Local 25 expire on September 30, 2027. Our agreements with the Seafarers International Union expire on February 28, 2029. The inability to successfully renegotiate contracts with these unions as they expire, or any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on our ability to operate our business.

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

We currently have a substantial amount of indebtedness. As of December 31, 2025, we had indebtedness of $380.0 million, consisting of our senior subordinated notes and borrowings on our revolving credit facility. As of December 31, 2025, we had approximately $57.9 million of undrawn letters of credit, leaving $316.7 million of additional borrowing capacity under our revolving credit facility. These figures exclude contingent obligations, including $1.3 billion of performance bonds outstanding under the Company’s agreements with the Sureties and other bonding agreements. Our level of indebtedness could:

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

The credit agreements governing our senior revolving credit facility, as well as the indenture governing our senior notes, contain, and any of our other future financing agreements may contain, terms and covenants imposing operating and financial restrictions on our business.

For example, the maximum borrowing capacity under the ABL Amendment is determined by a formula and may fluctuate depending on the value of the collateral included in such formula at the time of determination. If the value of our collateral were to decrease, our borrowing capacity on which we are able to draw additional funds or issue letters of credit could be limited. In addition, the credit agreement governing our senior revolving credit facility requires us to satisfy a fixed charge coverage ratio under certain circumstances. If we fail to satisfy such covenant, we would be in default and the lenders (through the administrative agent or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and/or restrict our ability to make additional borrowings, as applicable. The covenants in the credit agreements governing our senior revolving credit facility, as well as the indenture governing our senior notes, subject to specified exceptions and to varying degrees, restrict our ability to, among other things:

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

In the event these resources do not satisfy our liquidity needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all. During the second quarter of 2024, Moody’s Investor Services changed our outlook from negative to stable and reaffirmed our corporate credit rating at B2. In the fourth quarter of 2025, S&P Global Ratings (“S&P”) upgraded our corporate credit rating from B- to B and reaffirmed our outlook as stable. On February 11, 2026, S&P placed their rating of the Company on a credit watch with positive implication, reflecting that the credit quality will likely strengthen and upon close of the Transaction could result in a one-notch upgrade, or withdrawal of the rating with the repayment of the debt. This credit watch is expected to be resolved at close of the Transaction. These credit ratings are below investment grade and could raise our cost of financing. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

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

We are also subject to the protections of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless the board of directors or stockholder approval was obtained.

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

We maintain various insurance policies, including hull and machinery, pollution liability, general liability and personal injury. We partially self-insure risks covered by our policies. While we reserve for such self-insured exposures when appropriate for accounting purposes, we are not required to, and do not, specifically set aside funds for the self-insured portion of claims. We may not have insurance coverage or sufficient insurance coverage for all exposures potentially arising from a project. Furthermore, in situations where there is insurance coverage, if multiple policies are involved, we may be subject to a number of self-retention or deductible amounts which in the aggregate could have an adverse effect on our business, results of operations, cash flows or financial condition. At any given time, we are subject to Jones Act personal injury claims and claims from third parties for personal injuries, as well as commercial or property damage claims. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. We may not be able to obtain similar levels of insurance on reasonable terms, or at all. Our inability to obtain such insurance coverage at acceptable rates or at all could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

In addition, any abrupt changes in our management or board of directors may lead to concerns regarding the direction or stability of our business, which may be exploited by our competitors, result in the loss of business opportunities, cause concern to our current or potential customers or suppliers, or make it more difficult to retain existing personnel or attract and retain new personnel. Changes in management or the board of directors could be time-consuming, result in significant additional costs to us and could be disruptive of our operations and divert the time and attention of management and our employees away from our business operations and executing on our strategic plan. The unexpected loss of members of our board of directors or senior management team could be disruptive to our operations, jeopardize our ability to raise additional funding and have an adverse effect on our business. The failure of our directors or any new members of our board of directors or management to perform effectively could have a significant negative impact on our business, financial condition and results of operations.

Disruptions, failures, data corruption, cyber-based attacks, security breaches, or regulatory non-compliance affecting our information technology and operational technology systems could materially adversely affect our operations, project execution, regulatory standing, and financial condition.

We rely extensively on information technology (“IT”) and operational technology (“OT”) systems to conduct business operations, including financial and operational processes, communications, procurement, and the collection and analysis of operational data. These systems support vessel navigation, positioning, propulsion monitoring, maintenance diagnostics, environmental reporting, and coordination with ports and customers. Disruptions or compromises of these systems could impair vessel operations, delay project execution, affect safety and environmental compliance, disrupt customer service, or impair financial and operational reporting.

Our systems may be affected by events beyond our control, such as power outages, natural disasters, catastrophic events, and network failures. They are also subject to evolving cybersecurity threats, including malware, ransomware, phishing, spoofing, unauthorized access attempts, supply chain compromises, data corruption, data exfiltration, denial-of-service attacks, zero-day vulnerabilities, and emerging attack techniques leveraging artificial intelligence. Threat actors may target both corporate IT systems and vessel-based or remote operational environments.

As a federal contractor, we are subject to cybersecurity and information security requirements under applicable federal standards, including those issued by National Institute of Standards and Technology (“NIST”) cybersecurity framework and the Cybersecurity Maturity Model Certification framework. In addition, we operate vessels subject to U.S. Coast Guard jurisdiction and are required to comply with maritime cybersecurity regulations applicable to U.S.-flagged vessels, including requirements related to cybersecurity planning, designated accountability, incident reporting, system protection, and capabilities intended to detect, respond to, and recover from cybersecurity incidents affecting maritime operations. We also operate in jurisdictions with differing privacy, data protection, and cybersecurity laws, including cross-border data transfer restrictions such as those under the General Data Protection Regulation. Regulatory requirements and interpretations continue to evolve, and compliance may require operational, technical, and contractual adjustments.

A disruption or failure of our IT or OT systems, whether resulting from operational issues, cybersecurity incidents, regulatory non-compliance, third-party failures, or other causes, could materially adversely affect our operations and business performance. Potential impacts include vessel downtime, project delays, safety incidents, data loss, transaction errors, environmental compliance issues, increased remediation and recovery costs, litigation, penalties, operational restrictions, loss of customers or suppliers, reputational harm, increased insurance costs, and heightened regulatory scrutiny or enforcement actions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our process for assessing, identifying, and managing material risk from cybersecurity threats is integrated into our enterprise risk management framework and encompasses risks associated with both IT and OT systems, including systems supporting vessels operations, remote monitoring, navigation, positioning, engine performance, maintenance diagnostics, and our integrated operations center.

The Audit Committee of the board of directors oversees enterprise risk management, including cybersecurity, IT and OT risks, and receives updates from the Director of Internal Audit on the enterprise risk management risk register, including cybersecurity risks, at least three times per year.

Our cybersecurity risk management program includes managed threat intelligence, endpoint vulnerability scanning, network segmentation and segregation between IT and OT environments, security assessments, continuous monitoring tools, and incident response capabilities designed to identify, evaluate, and mitigate cybersecurity risks. We engage third-party cybersecurity service providers, including extended managed detection and response providers and specialized security firms, to support monitoring and response across cloud services, networks, endpoints, and hybrid IT/OT environments. The program is informed by NIST and is periodically reviewed and updated through internal assessments, penetration testing, targeted testing, tabletop exercises, and external reviews.

Cybersecurity leadership is provided by the Chief Information Security Officer (“CISO”) and the Chief Legal Officer. The CISO has a comprehensive background in various enterprise-wide information technology and cybersecurity leadership roles within the global energy and oil and gas sectors and strategy consulting. The Chief Legal Officer has specific training in cybersecurity awareness and holds a certificate of Cybersecurity Governance for the Board of Directors from the Massachusetts Institute of Technology Sloan School of Management. The CISO is responsible for cybersecurity strategy, protection of IT and OT systems, business continuity, threat assessment, cybersecurity governance, and maintenance of the cybersecurity risk register. The CISO reports to the Chief Financial Officer and provides cybersecurity updates to the Audit Committee and the full board of directors at least annually. The Chief Legal Officer reports to the Chief Executive Officer and oversees regulatory compliance and disclosure obligations related to cybersecurity incidents and reports significant incidents to the Audit Committee and the board of directors. A cross-functional cybersecurity risk management team led by the CISO meets bi-weekly to review mitigation activities, cybersecurity metrics, emerging threat developments, and the security posture of both corporate and vessel-based systems.

We maintain business continuity and disaster recovery plans designed to support the resilience of critical business and vessel operations. These plans include defined recovery time and recovery point objectives, business impact analyses, escalation procedures, crisis management protocols, and coordination across operational, legal, financial, and executive functions. Periodic training and exercises are conducted to enhance preparedness for both IT and OT-related disruption scenarios. In addition, we engage consultants to assess our resilience against applicable practices and standards for our industry.

We maintain processes to address cybersecurity risks associated with third-party service providers and suppliers, including contractual security requirements, due diligence assessments, and implementation of enhanced supplier security expectations. These measures are intended to address evolving regulatory and operational requirements relating to security management practices, information handling, asset management, workforce training, incident notification, and subcontractor oversight. However, third-party controls may not prevent all future incidents or compliance failures.

To support regulatory compliance and certain customer requirements, we are implementing segmented and access-controlled data environments, including protected enclaves, for designated sensitive data sets. Despite these safeguards, we may face regulatory scrutiny, enforcement actions, contractual claims, penalties, or reputational harm if our cybersecurity controls are determined to be inadequate or if a material incident occurs.

Cybersecurity matters are reported to senior management as appropriate. Incidents with potential business, operational, regulatory, or financial impact may be escalated on a 24/7 basis under established incident response and continuity procedures to an incident response team led by the appropriate Business Continuity Coordinator (“BCC”). Management prepares analyses and reports to support operational decision-making, regulatory compliance, and disclosure determinations. The BCC provides information to the Chief Legal Officer for evaluation and, where appropriate, reporting to the Audit Committee and the board of directors.

Although we have not experienced any material cybersecurity incidents to date, cybersecurity threats and regulatory expectations continue to evolve. Future incidents or compliance failures could materially adversely affect our business strategy, operating results, cash flows, or financial condition, as further described in the risk factor titled “Disruptions, failures, data corruption, cyber-based attacks, security breaches, or regulatory non-compliance affecting our information technology and operational technology systems could materially adversely affect our operations, project execution, regulatory standing, and financial condition.” included in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties.

The Company owns or leases the properties described below. The Company believes that its existing facilities are adequate for its operations.

The Company’s headquarters are located at 9811 Katy Freeway, Suite 1200, Houston, Texas 77024 with approximately 33,630 square feet of office space that it leases with a term expiring in 2030. As of December 31, 2025, the Company owns or leases the following additional facilities, as well as other less material owned or leased facilities:

Location	Type of Facility	Size		Leased or Owned
Staten Island, NY	Yard	4.4	Acres	Owned
Morgan City, LA	Yard	6.4	Acres	Owned
Norfolk, VA	Yard	15.3	Acres	Owned
Chesapeake, VA	Yard	16.2	Acres	Leased
Little Rock, AR	Yard	11.8	Acres	Leased
Cape Girardeau, MO	Office	726	Square feet	Owned
Cape Girardeau, MO	Storage	7,200	Square feet	Owned
Cape Girardeau, MO	Yard	18.4	Acres	Owned
Ste Genevieve, MO	Storage	8,000	Square feet	Leased

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

The graph below shows the cumulative total return to stockholders of the Company’s common stock during a five year period ended December 31, 2025, the last trading day of our 2025 fiscal year, compared with the return on the NASDAQ Composite Index and a group of our peers which we use internally as a benchmark for our performance. The graph assumes initial investments of $100 each on December 31, 2020, in GLDD stock (assuming reinvestment of all dividends paid during the period), the NASDAQ Composite Index and the peer group companies, collectively.

# COMPARISON OF 5 YEAR CUMULATIVE RETURN*

Among Great Lakes Dredge & Dock Corporation, Peer Average and NASDAQ Composite Index

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
2020
2021
2022
2023
2024
2025
GLDD
Peer Average
Comp

* $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends. Fiscal year ended December 31,

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Great Lakes Dredge & Dock Corp	$100.00	$119.36	$45.18	$58.31	$85.73	$99.62
Peer Average (see below)	100.00	83.97	90.81	119.18	175.24	275.76
NASDAQ Composite Index	100.00	121.39	81.21	116.47	149.83	180.33

The peer group in the graph above is composed of the following member companies:

Company	Ticker
Ameresco	AMRC
Argan, Inc.	AGX
Badger Infrastructure Solutions Ltd.	BADFF
Construction Partners Inc	ROAD
Forum Energy Technologies, Inc.	FET
Helix Energy Solutions Group, Inc.	HLX
KLX Energy Services Holdings, Inc.	KLXE
Limbach Holdings, Inc.	LMB
Matrix Service Company	MTRX
Mistras Group, Inc.	MG
NV5 Global Inc	NVEE
NWPX Infrastructure, Inc.	NWPX
Oil States International, Inc.	OIS
Orion Group Holdings, Inc.	ORN
ProPetro Holding Corp.	Pump
Southland Holdings, Inc.	SLND
Sterling Infrastructure, Inc.	STRL
Team, Inc.	TISI
Tidewater Inc.	TDW

Given the usage of this peer group for compensation purposes and the fact that each peer is a capital-intensive business, the Company deems it appropriate to also use this peer group for showing the comparative cumulative total return to stockholders of Great Lakes.

Holders of Record

As of February 20, 2026, the Company had approximately 15 shareholders of record of the Company’s common stock. A substantial number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Aggregate Dollar Value That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025	—	$—	—	$38,406,008
November 1, 2025 - November 30, 2025	—	$—	—	$38,406,008
December 1, 2025 - December 31, 2025	—	$—	—	$38,406,008
Total	—	$—	—	$38,406,008

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

Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Domestically, our work generally is performed in coastal waterways and deep water ports. The U.S. dredging market consists of four primary types of work: capital, coastal protection and maintenance. Capital dredging consists primarily of port expansion projects, which involve the deepening of channels and berthing basins to allow access by larger, deeper draft ships and the provision of land fill used to expand port facilities. In addition to port work, capital projects also include coastal restoration and land reclamations, trench digging for pipelines, tunnels, and cables and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Coastal protection projects generally involve moving sand from the ocean floor to shoreline locations where erosion threatens shoreline assets. Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, most channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal commercial navigability is to be maintained. In addition, severe weather such as hurricanes, flooding and droughts can also cause the accumulation of sediments or severe erosion and drive the need for maintenance and coastal protection dredging.

The Company’s bid market is defined as the aggregate dollar value of domestic dredging projects on which we bid or could have bid if not for capacity constraints or other considerations (“bid market”). We experienced an average combined bid market share in the U.S. of 29% over the three-year period ended December 31, 2025, including 36%, 46% and 15% of the domestic capital, coastal protection and maintenance sectors, respectively.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. Multi-jurisdictional cost sharing arrangements allow the Corps to utilize funds from sources other than the federal budget to prioritize additional projects where waterway infrastructure improvements can have an impact to large regions. Although some of a project’s funding may ultimately be derived from multiple sources, the Corps maintains the authority over the project and is our customer. In 2025, our revenues earned from contracts with federal government agencies were approximately 48% of total revenue, down from the average of the three-year period ended December 31, 2024 of 65%. The decrease in the federal government revenue percentage is a result of additional revenues from state and local governments and private customers during 2025.

The Company’s fleet, which includes 16 dredges, 13 material transportation barges, 2 multi cats, and numerous other support vessels, is the largest and most diverse fleet of any U.S. dredging company. Our fleet of dredging equipment can be utilized on one or many types of work and in various geographic locations. This flexible approach to our fleet utilization, driven by the project scope and equipment, enables us to move equipment in response to changes in demand for dredging services to take advantage of the most attractive opportunities.

The Company’s vessels are subject to periodic regulatory dry dock inspections to verify that the vessels have been maintained in accordance with the rules of the U.S. Coast Guard and the American Bureau of Shipping (“ABS”) and that recommended repairs have been satisfactorily completed. Regulatory dry dock frequency is a statutory requirement mandated by the U.S. Coast Guard and the ABS. The Company’s vessels undergo regulatory dry-docks every two to three years or every five years, depending on the vessel type and may also go into dry dock on an as-needed basis for upgrades, maintenance and/or repairs. The Company did not commence any regulatory dry dock inspections during the fourth quarter of 2025, but did return to work the vessel that was dry docked for regulatory inspections as of September 30, 2025. During the fourth quarter of 2024, the Company returned to work the vessel that was dry docked for regulatory inspections as of September 30, 2024. The Company experienced regulatory dry dock inspections on 6 and 4 dredges in 2025 and 2024, respectively.

As of the end of the fourth quarter of 2025, the Company had no dredges cold stacked. During 2025, the Company began the activation of a previously cold stacked dredge and it commenced operations in the fourth quarter of 2025.

While the Company continues to reinvest in our core dredging business and renew our dredging fleet, we remain steadfast in our commitment to executing a long-term strategy that maximizes growth opportunities for the Company.

We believe that Great Lakes has established a unique business position with our subsea rock installation (“SRI”) vessel, the Acadia, the first and only Jones Act SRI vessel being constructed in the United States, targeting the offshore wind, oil and gas and telecommunication industries, both domestically and internationally. In July 2025, the Acadia was launched and is expected to be delivered and operational in the first half of 2026. The Acadia has secured offshore wind rock placement contracts for Equinor’s Empire Wind 1 and Ørsted’s Sunrise Wind projects to protect foundations and cables in the U.S., providing full utilization for 2026.

U.S. offshore wind projects under construction have resumed installation activities as a result of preliminary injunctions from U.S courts to lift pauses imposed by the Bureau of Ocean Energy Management in late 2025. Despite the headwinds in the U.S. domestic offshore wind market, we believe offshore wind remains an important part of the array of technologies required for the U.S. to meet the increasing demand for energy from the U.S. electrical grid. However, in anticipation of potential delays in U.S. offshore wind projects, we proactively expanded the Acadia’s strategic target markets to include oil and gas pipeline protection, power and telecommunications cable protection, international offshore wind and critical subsea infrastructure protection.

The international offshore wind and interconnector cable markets are strong. In January 2026, the United Kingdom (the “U.K.”) awarded 8.4 GW of new offshore wind capacity in the largest offshore wind auction in European history. Closely following such U.K. CfD award, 10 countries in Europe and the U.K. signed the North Sea Summit “Investment Pact” to mobilize one trillion Euros in offshore wind investments for Europe. We secured our first two international offshore wind contracts in Europe with work expected to commence early in 2027, providing the Acadia close to full utilization for the year.

We expect to continue to build our offshore energy capabilities and position the Company for growth in the offshore energy markets, both domestically and internationally, as many of our European competitors have done in the international offshore energy markets.

Pending Transaction with Saltchuk

On February 10, 2026, we entered into the Merger Agreement with Saltchuk and Merger Sub. Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will commence a tender offer to purchase any and all of the outstanding shares of the Company’s common stock at $17.00 per share and, following the consummation of the Offer, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Saltchuk.

The Transaction is expected to close in the second quarter of 2026, subject to customary closing conditions, including the tender of one share more than a majority of the outstanding shares of the Company’s common stock and receipt of required antitrust clearance. Upon closing of the Transaction, the Company’s common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended.

The Merger Agreement also contains certain termination rights for the Company and Saltchuk and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative acquisition proposal as permitted by the terms of the Merger Agreement, the Company will be required to pay Saltchuk a termination fee of approximately $37 million.

See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the transaction.

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
•
Project and dredge mix — The Company’s domestic dredging projects generally involve capital, maintenance and coastal protection work, while our foreign dredging projects generally involve capital work. In addition, our projects vary in duration which is generally driven by the type of work undertaken. In general, projects of longer duration result in less dredge downtime in a given period. For example, capital deepening projects generally span several years due to their complexity and environmental windows. Moreover, our dredges have different physical performance capabilities and typically work on certain types of dredging projects. Accordingly, our dredges have different daily revenue generating capacities.

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

In 2025, the Company performed a qualitative goodwill impairment test. The Company performed its annual test of impairment as of August 1, 2025 with no indication of impairment as of the test date. The Company assessed qualitative factors for any indications of potential impairment of the reporting unit. Upon completing this assessment, it was determined that the fair value of the reporting unit is more likely than not greater than its carrying value as of the assessment date and, as a result, a quantitative test was not performed. The Company will continue to monitor for changes in facts or circumstances that may impact its estimates. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2026 should no triggering events occur which would require a test prior to the next annual test. At December 31, 2025 and 2024, our goodwill was $76.6 million.

Results of Operations—Fiscal Years Ended December 31, 2025, 2024 and 2023

The following table sets forth the components of net income (loss) from continuing operations and Adjusted EBITDA, as defined below, as a percentage of contract revenues for the years ended December 31 2025, 2024 and 2023. The selected financial data presented below have been derived from the Company’s consolidated financial statements; items may not sum due to rounding.

	2025	2024	2023
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(77.1)	(78.9)	(86.8)
Gross profit	22.9	21.1	13.2
General and administrative expenses	8.8	9.3	9.7
Other gains	(0.3)	(0.4)	(1.3)
Operating income	14.4	12.2	4.8
Interest expense—net	(1.9)	(2.3)	(2.1)
Loss on extinguishment of debt	(1.2)	—	—
Other income	—	0.1	0.4
Income before income taxes	11.3	10.0	3.1
Income tax provision	(3.0)	(2.4)	(0.7)
Net income	8.3	7.6	2.4

Adjusted EBITDA	19.3%	17.8%	12.4%

Adjusted EBITDA, as provided herein, represents net income of Great Lakes Dredge & Dock Corporation, adjusted for net interest expense, income taxes, depreciation and amortization expense, debt extinguishment, accelerated maintenance expense for new international deployments, goodwill or asset impairments and gains on bargain purchase acquisitions. Adjusted EBITDA from continuing operations is not a measure derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company presents Adjusted EBITDA as an additional measure by which to evaluate our operating trends. We believe that Adjusted EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that our primary stakeholders (i.e., its stockholders, bondholders and banks) use Adjusted EBITDA to evaluate our period to period performance. Additionally, management believes that Adjusted EBITDA provides a transparent measure of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, we use a measure based upon Adjusted EBITDA to assess performance for purposes of determining compensation under our incentive plan. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of Adjusted EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of accelerated maintenance expense for new international deployments, goodwill or asset impairments, gains on bargain purchase acquisitions, net interest expense and income tax expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain our business. For these reasons, we use net income (loss) to measure our operating performance and use Adjusted EBITDA only as a supplement. The following is a reconciliation of net income of Great Lakes Dredge & Dock Corporation to Adjusted EBITDA (in thousands):

	2025	2024	2023
(in thousands)
Net income	$73,469	$57,265	$13,906
Adjusted for:
Interest expense—net	16,751	17,880	12,140
Income tax provision	26,851	18,120	4,406
Depreciation and amortization	43,422	42,699	42,525
Loss on extinguishment of debt	10,822	—	—
Adjusted EBITDA	$171,315	$135,964	$72,977

Adjusted net income and adjusted diluted earnings per share, as provided herein, represents net income and diluted earnings per share of Great Lakes Dredge & Dock Corporation, adjusted for loss on extinguishment of debt, net of tax. We believe adjusted net income and adjusted diluted earnings per share provide useful information about the Company’s operating performance. We believe excluding the non-recurring loss on extinguishment of debt provides investors with an alternative and supplemental understanding of our core business. The following is a reconciliation of net income and diluted earnings per share to adjusted net income and adjusted diluted earnings per share of Great Lakes Dredge & Dock Corporation (in thousands, except per share amounts).

	2025	2024	2023
Net income	$73,469	$57,265	$13,906
Loss on extinguishment of debt, net of tax	8,089	—	—
Adjusted net income	$81,558	$57,265	$13,906

Weighted-average common shares outstanding — diluted	67,747	67,847	66,957

Diluted earnings per share	$1.08	$0.84	$0.21
Loss on extinguishment of debt, net of tax	0.12	—	—
Adjusted diluted earnings per share	$1.20	$0.84	$0.21

Components of Contract Revenues

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Revenues	2025	2024	2023
Capital	$441,056	$348,085	$186,715
Coastal protection	281,598	253,360	196,343
Maintenance	135,394	161,248	203,904
Total dredging revenues	858,048	762,693	586,962
Offshore energy	30,229	—	2,663
Total revenues	$888,277	$762,693	$589,625

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Total revenue was $888.3 million in 2025, an increase of $125.6 million, or 16%, from 2024 total revenue of $762.7 million. The increase in revenues from the prior year was largely attributable to a significant increase in domestic capital and coastal protection project revenues, the delivery of the Amelia Island, the Company’s newest hopper dredge which began operations in the third quarter of 2025 and offshore energy revenue earned on projects in New York following no offshore energy projects in 2024. These increases were partially offset by decreases in maintenance revenues.

Domestic capital dredging revenues increased $93.0 million, or 27%, to $441.1 million in 2025 when compared to 2024 revenues of $348.1 million. The increase in domestic capital dredging revenues was mostly due to a higher amount of revenue earned on projects in Alabama, Texas, Florida and Louisiana in the current year when compared to prior year. These increases were partially offset by lower revenue earned on projects in Virginia in the current year.

Coastal protection revenues were $281.6 million in 2025, an increase of $28.2 million, or 11%, from $253.4 million in 2024. The increase in coastal protection revenues for the year ended December 31, 2025 was mainly attributable to an increase in revenue earned on projects in New Jersey, South Carolina, Delaware and New York in the current year when compared to the prior year. This increase was partially offset by lower revenue earned on projects in Alabama, Florida and Maryland in the current year.

Revenues from maintenance dredging projects in 2025 were $135.4 million, a decrease of $25.8 million, or 16%, from $161.2 million in 2024. The decrease in maintenance revenues during the current year was primarily attributable to a decrease in revenue earned on projects in Florida, Mississippi, Puerto Rico and Texas when compared with prior year. This decrease was offset by an increase in revenue earned on projects in Virginia, New York, South Carolina, Louisiana and Arkansas in the current year.

Revenues from offshore energy projects in 2025 were $30.2 million. Offshore energy revenues during the current year were attributable to revenue earned on projects in New York. The Company did not earn revenues from offshore energy in 2024.

Consolidated gross profit for the year ended December 31, 2025 increased by $42.9 million, or 27%, to $203.5 million from $160.6 million for the year ended December 31, 2024. Gross profit margin (gross profit divided by revenue) for the full year 2025 increased to 22.9%, compared to the prior year's gross profit margin of 21.1%. The higher gross profit and gross profit margin for 2025 were driven by increased revenues as well as improved utilization and project performance in the current year. Additionally, the project mix during the current year include a larger proportion of higher margin capital projects than prior year.

General and administrative expenses totaled $78.0 million for the year ended December 31, 2025, up from $70.8 million for the year ended December 31, 2024. The increase was primarily attributable to higher incentive compensation and employee benefit expenses incurred in 2025 as compared to prior year, as well as Transaction related expenses incurred in the current year.

Loss on extinguishment of debt totaled $10.8 million for the year ended December 31, 2025. The loss was attributable to expensing the remaining outstanding deferred debt issuance costs of $7.7 million and the payment of the call premium of $3.1 million, inclusive of fees, upon the repayment of the Second Lien Credit Agreement (as defined below) during the fourth quarter.

Other gains for the year ended December 31, 2025 was a gain of $2.3 million, as compared to a gain of $3.0 million for the year ended December 31, 2024. The gain in 2025 was mainly attributable to gains on disposals of assets.

Operating income was $127.8 million and $92.8 million for the years ended December 31, 2025 and 2024, respectively. The $35.0 million increase was a result of higher gross profit in the current year when compared to prior year, partially offset by higher general and administrative expenses in the current year when compared to prior year.

The Company’s net interest expense for 2025 totaled $16.8 million compared to $17.9 million in 2024. The decrease in net interest expense was primarily due to the repayment of the Second Lien Credit Agreement during the fourth quarter of 2025, partially offset by an increase in interest expense from higher borrowings under the revolver.

Income tax provision in 2025 was $26.9 million, compared to $18.1 million in 2024. The increased expense was due to the increase in pretax net income. The effective tax rate for the year ended December 31, 2025 was 26.8% compared to 24.0% for the year ended December 31, 2024.

For the year ended December 31, 2025, net income was $73.5 million compared to $57.3 million for the year ended December 31, 2024. The increase in net income of $16.2 million, or 28% from 2024, was primarily driven by the substantial improvement to operating income in the current year when compared to prior year, partially offset by an increase in the income tax provision and the loss on extinguishment of debt in the current year when compared to prior year.

Adjusted EBITDA (as defined and reconciled on page 41) was $171.3 million and $136.0 million for the years ended December 31, 2025 and 2024, respectively. The increase in Adjusted EBITDA of $35.3 million, or 26% from 2024, was driven by the increase in gross profit, excluding depreciation, partially offset by an increase in general and administrative expense.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

For a discussion comparing our consolidated operating results from the year ended December 31, 2024 with the year ended December 31, 2023, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Year Ended December 31, 2024 Compared to Year Ended December 31, 2023” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Commission on February 20, 2025.

Bidding Activity and Backlog

The following table sets forth, by type of work, the Company’s backlog as of the dates indicated (in thousands):

Backlog (in thousands)	2025	2024	2023
Dredging:
Capital	$549,895	$799,565	$741,839
Coastal protection	128,302	328,073	138,394
Maintenance	85,034	66,561	158,869
Total dredging backlog	763,231	1,194,199	1,039,102
Offshore energy	124,824	44,945	44,604
Total backlog	$888,055	$1,239,144	$1,083,706

Total backlog does not include $200.2 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog or $2.9 million of options pending award related to offshore energy contracts at December 31, 2025. The Company expects to perform on its offshore energy contracts using the Acadia, an inclined fall-pipe vessel for subsea rock installation currently under construction, which is expected to be delivered and operational in the first half of 2026.

The Company’s contract backlog represents our estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. These estimates are based primarily upon the time and costs required to mobilize the necessary assets to and from the project site, the amount and type of material to be dredged and the expected production capabilities of the equipment performing the work. However, these estimates are necessarily subject to variances based upon actual circumstances. Because of these factors, as well as factors affecting the time required to complete each job, backlog is not always indicative of future revenues or profitability. Also, 59% of our December 31, 2025 dredging backlog relates to federal government contracts, which can be canceled at any time without penalty to the government, subject to our contractual right to recover our actual committed costs and profit on work performed up to the date of cancellation. Our backlog may fluctuate significantly from quarter to quarter based upon the type and size of the projects we are awarded from the bid market. A quarterly increase or decrease of our backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those projects for which we have obtained a signed contract with the customer.

Approximately 90% of the Company’s dredging backlog and 40% of the Company’s offshore energy backlog at December 31, 2025 are expected to be completed and converted to revenue in 2026 with the remainder to be completed in 2027. This amount may fluctuate as vessel schedules are adjusted in the future.

The 2025 domestic dredging bid market, excluding LNG projects, totaled $1.7 billion, a decrease of $1.2 billion, or 43%, compared to the 2024 bid market total of $2.9 billion. The total domestic dredging bid market for the current year period included awards for two domestic capital projects in Virginia and Texas, fifteen coastal protection projects in Delaware, Florida, Louisiana and North Carolina, and twenty four maintenance projects in Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia. The Company won 14% of the overall 2025 domestic bid market, lower than the 33% win rate of the overall 2024 domestic bid market and lower than the win rate of 29% over the three-year period ended December 31, 2025. Variability in contract wins from period to period is not unusual. We believe trends in our win rate over the prior three-year periods provide a historical background against which current year results can be compared.

The Company’s December 31, 2025 contracted dredging backlog was $0.8 billion. This represents a decrease of $431 million, or 36%, over our December 31, 2024 dredging backlog of $1.2 billion. Total dredging backlog at the end of 2025 does not reflect approximately $124.8 million of performance obligations related to offshore energy contracts or approximately $200.2 million of domestic low bids pending formal award and additional phases (“options”) pending on projects currently in dredging backlog or $2.9 million of options pending award related to offshore energy contracts at December 31, 2025. Included in the Company’s backlog at December 31, 2025 are three LNG projects, including the Brownsville Ship Channel project for Next Decade Corporation’s Rio Grande LNG project, the Port Arthur LNG Phase 1 project for Marine Dredging and Disposal and Woodside Louisiana LNG project.

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

Funding for the Corps in 2025 was provided through continuing resolutions. In addition, the 2023 Disaster Relief Supplemental Appropriations Act allocated $1.5 billion for infrastructure repairs and beach renourishment projects. These funds primarily support maintenance activities and beach renourishment efforts. On January 23, 2026 the Corps’ 2026 budget was signed by the President at a record $10.4 billion. Additional details will become available once the Corps releases its work plan, but one key highlight is Congress utilizing the historically high level of the HMTF to support major maintenance dredging initiatives across the United States.

The Company did not win either of the two domestic capital dredging projects awarded in 2025, compared to 37%, or $389.1 million, in the prior year. Domestic capital dredging work made up $549.9 million, or 72%, of our December 31, 2025 contracted dredging backlog. During 2025, the Company continued to earn revenue from deepening projects in Texas, Alabama and Florida, which were in dredging backlog at December 31, 2024. These deepenings continue the trend of ensuring all East Coast and Gulf of America ports will be able to accommodate the deeper draft vessels currently used on several trade routes. The nation’s governors continue to show commitment to their respective ports through engagement and funding. Finally, Congress has also shown a commitment to ports and waterways, providing record annual budgets for the Corps for port deepening and channel maintenance. In addition to this port work, a greater amount of coastal restoration and rehabilitation projects are being funded in the Gulf Coast region as the states utilize available monies for ecosystem priorities, a portion of which is allocated to dredging. We expect approximately 89% of our domestic capital dredging backlog at December 31, 2025 to be performed in 2026, with the remainder performed in 2027.

The Company won 11%, or $57.2 million, of the coastal protection projects awarded in 2025, compared to 63%, or $557.8 million, in the prior year. During 2025, the Company was awarded four coastal protection projects in Delaware and Florida. We have contracted dredging backlog related to coastal protection of $128.3 million at December 31, 2025 compared to $328.1 million at the end of 2024. During the year ended December 31, 2025, the Company continued to earn revenue on coastal protection projects in New Jersey, Florida, South Carolina and New York, which were in dredging backlog at December 31, 2024. We expect 100% of our coastal protection dredging backlog at December 31, 2025 to be performed in 2026. Coastal protection and storm impacts continue to provide the major impetus for coastal project investment at federal and state levels. Strong hurricane and storm seasons have resulted in an increase in beach erosion and other damage which adds to the recurring nature of our business and the need for more frequent coastal protection and port maintenance projects.

The Company won 16%, or $179.9 million, of the maintenance dredging projects awarded in 2025 compared to 2%, or $18.1 million, in 2024. The decrease in the Company’s maintenance project awards in 2024 is primarily the result of the increase in capital and coastal protection projects awarded to the Company during the same period. During 2025 the Company was awarded seven maintenance projects in Georgia, Louisiana, North Carolina, New York, Texas and Virginia. During the year ended December 31, 2025, the Company continued to earn revenue on projects in Puerto Rico, Virginia, Arkansas, Mississippi and Texas, which were in dredging backlog at December 31, 2024. Our contracted maintenance dredging backlog at December 31, 2025 of $85.0 million is $18.4 million higher than the backlog of $66.6 million at December 31, 2024. We expect 100% of our maintenance dredging backlog at December 31, 2025 to be performed in 2026. Past WRDA bills called for full use of the HMTF for its intended purpose of maintaining future access to the waterways and ports that support our nation’s economy. On March 27, 2020, the U.S. government enacted the CARES Act which includes a provision that lifts caps on the HMTF, thereby allowing full access to future annual revenues. Through the increased appropriation of HMTF monies, the Company has seen increased funding for harbor maintenance projects let for bid throughout 2025 and expects this trend to continue in 2026.

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

The Company’s net cash provided by operating activities for the years ended December 31, 2025, 2024 and 2023 totaled $246.7 million, $70.1 million and $47.4 million, respectively. Normal increases or decreases in the level of working capital relative to the level of operational activity impact cash flow from operating activities. The increase in cash provided by operating activities during 2025 relates primarily to higher earnings in 2025, as well as a significant reduction in accounts receivables, increase in billings in excess of contract revenues, increase in deferred income taxes and other changes in working capital, partially offset by increases in prepaid expenses and other assets and contract revenues in excess of billings compared to 2024. The increase in cash provided by operating activities during 2024 relates primarily to significantly higher earnings in 2024, as well as increases in deferred income taxes, amortization of capitalized contract costs and a decrease in prepaid expenses and other current assets, partially offset by the increases in accounts receivable and decreases in billings in excess of contract revenues and other changes in working capital compared to 2023.

The Company’s net cash flows used in investing activities for the years ended December 31, 2025, 2024 and 2023 totaled $144.6 million, $115.7 million and $120.1 million, respectively. Investing activities in all periods primarily relate to investments in our new build program, normal course upgrades and capital maintenance of our dredging fleet. The Company took delivery of the a 6,500 cubic yard trailing suction hopper dredge, the Amelia Island, which began operations in the third quarter of 2025. The Galveston Island, another 6,500 cubic yard trailing suction hopper dredge, began operations in the first quarter of 2024. The delivery of the new Galveston Island and Amelia Island hopper dredges provide the Company with added capacity and the opportunity to potentially retire older dredges. In November 2021, the Company entered into a $197 million contract with Philly Shipyard to build the Acadia, the first

U.S. flagged Jones Act compliant, inclined fall-pipe subsea rock installation vessel to support the offshore energy industry, which is expected to be delivered and operational in the first half of 2026. During the year ended December 31, 2025, the Company invested $32.3 million and $69.1 million in the Amelia Island and the Acadia, respectively. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability, and possible future financing transactions. In 2025, 2024 and 2023, we received $2.6 million, $9.5 million and $30.7 million, respectively, in proceeds from dispositions of property and equipment.

The Company’s net cash flows used in financing activities for the year ended December 31, 2025 totaled $98.9 million. The Company’s net cash flows provided by financing activities for the years ended December 31, 2024 and 2023 totaled $32.1 million and $89.9 million, respectively. The increase in net cash flows used in financing activities during 2025 is primarily due to payment of the Second Lien Credit Agreement discussed below of $100.0 million along with the prepayment penalty associated with it of $3.1 million and the repurchase of the Company’s common stock of $11.6 million, partially offset by net borrowing under the Company’s revolving credit debt facility of $20 million during 2025. On October 24, 2025 the Company completed an amendment to its existing revolving debt facility, upsizing the facility by $100 million to $430 million and extending its maturity to the earlier of October 24, 2030 and the date that is ninety-one (91) days prior to the scheduled maturity date of the Company’s unsecured senior notes which is currently June 1, 2029, if the Company fails to refinance its unsecured senior notes prior to their scheduled maturity date but only if such scheduled maturity date is prior to the maturity date of the ABL Credit Agreement. As of February 20, 2026, the Company had $50 million in borrowings under its revolving debt facility. The decrease in net cash flows used in financing activities during 2024, as compared to 2023, is primarily due to net borrowings under the Company’s revolving debt facility and Second Lien Credit Agreement during 2024 of $45.0 million, compared to net borrowings of $90.0 million on the Company’s revolving debt facility during 2023. On April 24, 2024, the Company and certain of its subsidiaries entered into a $150.0 million second lien credit agreement (as amended, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”) with Guggenheim Corporate Funding, LLC, on behalf of one or more clients, as the lender, and Guggenheim Credit Services, LLC as Administrative Agent, Collateral Agent and Lead Arranger. The Company borrowed $100.0 million under the Second Lien Credit Agreement on the closing date. The net proceeds from the Second Lien Credit Agreement were used to repay amounts outstanding under the ABL Credit Agreement, to pay fees and expenses associated with the Second Lien Credit Agreement and ABL Amendment and for general corporate purposes, including to fund new build payments. Additionally, the deferred financing fees associated with the Second Lien Credit Agreement of approximately $11.6 million increased the net cash flows used in financing activities during 2024. The cash provided by financing activities in 2023 primarily relates to $208.0 million of revolving debt facility borrowings, partially offset by $118.0 million of revolving debt facility repayments.

The Company expects to spend between approximately $65 million and $75 million on capital expenditures in 2026, inclusive of capitalized interest, which is comprised of vessels in our new build program and maintenance capital expenditures. The Company anticipates that remaining new build program payments will be made with cash on hand, future cash flows generated from operations, revolver availability and potential new sources of financing.

The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all. During the second quarter of 2024, Moody’s Investor Services changed our outlook from negative to stable and reaffirmed our corporate credit rating at B2. In the fourth quarter of 2025, S&P upgraded our corporate credit rating from B- to B and reaffirmed our outlook as stable. On February 11, 2026, S&P placed their rating of the Company on a credit watch with positive implication, reflecting that the credit quality will likely strengthen and upon close of the Transaction could result on a one-notch upgrade, or withdrawal of the rating with the repayment of the debt. This credit watch is expected to be resolved at close of the Transaction. These credit ratings are below investment grade and could raise our cost of financing. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

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

The Company believes its cash and cash equivalents, its anticipated cash flows from operations and availability under its revolving credit facility will be sufficient to fund the Company’s operations, capital expenditures and the scheduled debt service requirements for the next twelve months. Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and dividends, if any, and to comply with all the financial terms and covenants required under the ABL Amendment and bonding agreements, depends on its future operating performance and cash flows, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Contractual Obligations

Additional information related to contractual obligations can be found within this Item 7 in our “Liquidity and Capital Resources” section and also in Note 6, “Long-term debt,” and Note 4, “Leases” and Note 12, “Commitments and contingencies,” to our consolidated financial statements.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to contract guarantees and insurance payment liabilities totaling $57.9 million at December 31, 2025. We have granted liens on a substantial portion of the owned operating equipment as security for borrowings and letter of credits under the ABL Credit Agreement and other indebtedness.

At December 31, 2025, the Company had outstanding performance bonds with a notional amount of $1.3 billion. The revenue value remaining in backlog related to the projects totaled $554.4 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In May 2021, the Company sold $325.0 million of unsecured 5.25% Senior Notes due June 1, 2029 pursuant to a private offering. The Company used the net proceeds from the offering, together with cash on hand, to redeem all $325.0 million aggregate principal amount of its prior outstanding 8% Notes. The 2029 Notes were priced to investors at par and will mature on June 1, 2029. At December 31, 2025, the Company had long-term senior notes outstanding with a recorded face value of $325.0 million. The fair value of these existing notes, which bear interest at a fixed rate of 5.25%, was $317.0 million at December 31, 2025 based on market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2025 the fair value of this fixed rate debt would have increased to $323.0 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of December 31, 2025 we had $55.0 million of variable rate indebtedness, $50 million of which is hedged by interest rate swaps to convert a portion of our variable rate debt into fixed-rate debt. All of the outstanding borrowings under the revolving credit facility are at variable rates based on the Secured Overnight Financing Rate (“SOFR”). At December 31, 2025 our weighted average interest rate on our variable rate indebtedness, after adjusting for the effects of interest rate swaps, was 5.7%. A hypothetical 10% increase in the weighted average interest rate on our variable rate indebtedness as of December 31, 2025 would increase our annual interest cost by approximately $28.5 thousand. A 10% increase in interest rate would result in $0.1 million change in the fair value of the Interest Rate Swaps outstanding at December 31, 2025.

A significant operating cost for the Company is diesel fuel, which represents approximately 10% of our costs of contract revenues. We use fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. We do not purchase fuel hedges for trading purposes. Based on our 2026 projected domestic fuel consumption, an approximate 10% increase in the average price per gallon of fuel would have a $0.2 million effect on fuel expense, after the effect of fuel commodity contracts in place at December 31, 2025. At December 31, 2025 we had outstanding arrangements to hedge the price of a portion of our fuel purchases related to domestic dredging work in backlog, representing approximately 90% of its anticipated domestic fuel requirements through May 2027. As of December 31, 2025, there were 14.4 million gallons remaining on these contracts. Under these agreements, we will pay fixed prices ranging from $2.03 to $2.47 per gallon. At December 31, 2025, the fair value liabilities on these contracts was $1.3 million, based on quoted market prices and is recorded in accrued liabilities. A 10% change in forward fuel prices would result in a $2.8 million change in the fair value of fuel hedges outstanding at December 31, 2025.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 23, 2026, are set forth on pages 56 to 82 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

a)
Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2025. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

b)
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Lakes Dredge & Dock Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.

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

Houston, Texas
February 23, 2026

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

During the quarterly period ended December 31, 2025, none of our other officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the principal headings “Election of Directors,” “Corporate Governance,” “Security Ownership of Certain Beneficial Owners and Management” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K including information about the Company’s executive and director compensation and certain related matters is incorporated by reference herein from the discussions under the principal headings “Corporate Governance” and “Compensation Discussion and Analysis,” including under the subheadings “Executive Compensation Tables” and “CEO Pay Ratio” in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K including with respect to the security ownership of certain beneficial owners and management and certain equity compensation plan information is incorporated by reference herein from the discussion under the principal headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the principal headings “Corporate Governance,” “Certain Relationships and Related Transactions” and “Compensation Discussion and Analysis,” including under subheading “Potential Payments Upon Termination or Change in Control” in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the principal heading “Ratification of Independent Registered Public Accounting Firm,” including under subheading “Matters Related to Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are set forth on pages 56 to 82 of this Report and are incorporated by reference in Item 8 of this Report.

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

None.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Great Lakes Dredge & Dock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

•
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 31, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Estimated Costs at Completion— Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

During 2025, the Company’s contract revenues were $888.3 million, all of which represented revenue recognized over time as work progressed on individual contracts. The Company recognizes revenue on its contracts utilizing the cost-to-cost method for determining progress toward completion of each contract. Revenue is recognized using contract fulfillment costs incurred to date compared to total estimated fulfillment costs at completion. Daily costs and project duration are significant factors in the estimates of fulfillment costs at completion to complete the project.

We identified estimated contract fulfillment costs at completion used in revenue recognition as a critical audit matter because of the judgments inherent in management’s estimates related to contracts that were in progress at December 31, 2025. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures on the total estimated contract fulfillment costs which underlie management’s determination of revenue on contracts in progress.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's total estimated contract fulfillment costs at completion for contracts in progress included the following, among others:

•
We tested the effectiveness of internal controls over revenue recognition, including management's internal controls over estimated revenue and estimated contract fulfillment costs at completion.
•
We selected a sample of contracts with customers, and we performed the following:
o
Tested management's process of determining the estimated contract revenue and estimated contract fulfillment costs at completion and evaluated management's ability to achieve the total estimated contract fulfillment costs by obtaining relevant support and inquiring with the Company's project managers and engineers, comparing the estimates to management's work plans, and comparing expected profit margins to those achieved on similar contracts to evaluate whether the estimates were within an acceptable range, a range developed for further investigation considering the historical activity.
o
For a selection of contracts, we performed in-person site visits and held meetings with the project site managers and others who are part of the Company's operations responsible for execution of the projects and outside of the accounting and finance function, to evaluate the contract status against assumptions used by management to develop its estimated revenue and fulfillment costs
•
We evaluated management’s ability to accurately estimates contract fulfillment costs at completion by performing a hindsight analysis using historical projects and comparing the margin at contract inception compared to margin at completion.

Houston Texas

February 23, 2026

We have served as the Company's auditor since 1991.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2025 and 2024

(in thousands, except per share amounts)

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,361	$10,216
Accounts receivable—net	70,169	118,030
Contract revenues in excess of billings	81,110	74,197
Inventories	27,926	29,866
Prepaid expenses	3,067	2,828
Other current assets	21,810	28,281
Total current assets	217,443	263,418

PROPERTY AND EQUIPMENT—Net	803,289	703,252
OPERATING LEASE ASSETS	76,266	96,099
GOODWILL	76,576	76,576
INVENTORIES—Noncurrent	97,645	95,269
OTHER	14,530	20,489
TOTAL	$1,285,749	$1,255,103

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,489	$101,309
Accrued expenses	49,466	41,640
Operating lease liabilities	22,081	47,268
Billings in excess of contract revenues	34,780	25,796
Total current liabilities	215,816	216,013

LONG-TERM DEBT	378,169	448,216
OPERATING LEASE LIABILITIES—Noncurrent	55,622	50,432
DEFERRED INCOME TAXES	104,055	78,985
OTHER	14,945	12,547
Total liabilities	768,607	806,193

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—$.0001 par value; 170,000 shares authorized, 68,087 and 67,280 shares issued at December 31, 2025 and December 31, 2024, respectively, and 66,775 and 67,280 shares outstanding at December 31, 2025 and December 31, 2024, respectively.	7	7
Treasury stock; 1,312 and zero shares at December 31, 2025 and December 31, 2024, respectively.	(11,594)	—
Additional paid-in capital	329,071	322,383
Accumulated retained earnings	200,954	127,485
Accumulated other comprehensive loss	(1,296)	(965)
Total equity	517,142	448,910
TOTAL	$1,285,749	$1,255,103

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands, except per share amounts)

	2025	2024	2023

Contract revenues	$888,277	$762,693	$589,625
Costs of contract revenues	684,792	602,117	511,893
Gross profit	203,485	160,576	77,732

General and administrative expenses	77,970	70,769	57,056
Other gains	(2,273)	(2,998)	(7,543)
Operating income	127,788	92,805	28,219

Interest expense—net	(16,751)	(17,880)	(12,140)
Loss on extinguishment of debt	(10,822)	—	—
Other income	105	460	2,233
Income before income taxes	100,320	75,385	18,312

Income tax provision	(26,851)	(18,120)	(4,406)
Net income	$73,469	$57,265	$13,906

Basic earnings per share	$1.10	$0.85	$0.21
Basic weighted average shares	66,869	67,085	66,469

Diluted earnings per share	$1.08	$0.84	$0.21
Diluted weighted average shares	67,747	67,847	66,957

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	2025	2024	2023

Net income	$73,469	$57,265	$13,906
Net change in cash flow derivative hedges—net of tax (1)	(331)	1,050	(1,824)
Comprehensive income	$73,138	$58,315	$12,082
(1)
Net of income tax benefit of $112 for the year ended December 31, 2025, net of income tax provision of $(355) for the year ended December 31, 2024 and net of income tax benefit of $616 for the year ended December 31, 2023.

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Equity

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE—January 1, 2023	66,188	$6	$—	$312,091	$56,314	$(191)	$368,220
Share-based compensation	56	—	—	5,231	—	—	5,231
Vesting of restricted stock units and impact of shares withheld for taxes	156	—	—	(1,019)	—	—	(1,019)
Exercise of options and purchases from employee stock plans	223	—	—	1,034	—	—	1,034
Net income	—	—	—	—	13,906	—	13,906
Other comprehensive income—net of tax	—	—	—	—	—	(1,824)	(1,824)
BALANCE— December 31, 2023	66,623	$6	$—	$317,337	$70,220	$(2,015)	$385,548
Share-based compensation	37	1	—	4,751	—	—	4,752
Vesting of restricted stock units and impact of shares withheld for taxes	411	—	—	(1,332)	—	—	(1,332)
Exercise of options and purchases from employee stock plans	209	—	—	1,627	—	—	1,627
Net income	—	—	—	—	57,265	—	57,265
Other comprehensive income—net of tax	—	—	—	—	—	1,050	1,050
BALANCE—December 31, 2024	67,280	$7	$—	$322,383	$127,485	$(965)	$448,910
Share-based compensation	21	—	—	6,714	—	—	6,714
Vesting of restricted stock units and impact of shares withheld for taxes	644	—	—	(1,206)	—	—	(1,206)
Exercise of options and purchases from employee stock plans	142	—	—	1,180	—	—	1,180
Repurchase of common stock	(1,312)	—	(11,594)	—	—	—	(11,594)
Net income	—	—	—	—	73,469	—	73,469
Other comprehensive loss—net of tax	—	—	—	—	—	(331)	(331)
BALANCE—December 31, 2025	66,775	$7	$(11,594)	$329,071	$200,954	$(1,296)	$517,142

See notes to consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$73,469	$57,265	$13,906
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	43,422	42,699	42,525
Deferred income taxes	25,182	16,398	3,733
Gain on sale of assets	(2,273)	(2,897)	(485)
Amortization of capitalized contract costs	17,492	21,895	11,474
Amortization of deferred financing fees	3,060	2,581	965
Loss on extinguishment of debt	10,822	—	—
Share-based compensation expense	11,470	8,580	6,316
Changes in assets and liabilities:
Accounts receivable	47,861	(63,220)	(9,921)
Contract revenues in excess of billings	(6,913)	(5,462)	(2,813)
Inventories	(436)	(4,898)	(11,000)
Prepaid expenses and other current assets	(9,810)	(7,510)	(21,724)
Accounts payable and accrued expenses	14,172	8,689	1,376
Billings in excess of contract revenues	8,984	(3,764)	19,647
Other noncurrent assets and liabilities	10,176	(294)	(6,574)
Cash provided by operating activities	246,678	70,062	47,425
INVESTING ACTIVITIES:
Purchases of property and equipment	(147,218)	(125,145)	(150,840)
Proceeds from dispositions of property and equipment	2,609	9,450	30,699
Cash used in investing activities	(144,609)	(115,695)	(120,141)
FINANCING ACTIVITIES:
Deferred financing fees	(2,168)	(11,564)	—
Payment for extinguishment of debt	(3,111)	—	—
Taxes paid on settlement of vested share awards	(1,206)	(1,332)	(1,019)
Exercise of options and purchases from employee stock plans	1,180	1,627	1,034
Borrowings under revolving loans	271,000	86,000	208,000
Borrowings under Second Lien Credit Agreement	—	100,000	—
Repayments of Second Lien Term loan	(100,000)	—	—
Repayments of revolving loans	(251,000)	(141,000)	(118,000)
Repurchases of common stock	(11,594)	—	—
Payments on finance lease obligations	(2,025)	(1,643)	(84)
Cash (used in) provided by financing activities	(98,924)	32,088	89,931
Net increase (decrease) in cash, cash equivalents and restricted cash	3,145	(13,545)	17,215
Cash, cash equivalents and restricted cash at beginning of period	10,216	23,761	6,546
Cash, cash equivalents and restricted cash at end of period	$13,361	$10,216	$23,761

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$13,361	$10,216	$22,841
Restricted cash included in other long-term assets	—	—	920
Cash, cash equivalents and restricted cash at end of period	$13,361	$10,216	$23,761

Supplemental Cash Flow Information
Cash paid for interest	$30,325	$29,729	$20,738

Non-cash Investing and Financing Activities
Property and equipment purchased but not yet paid	$9,888	$13,211	$6,000

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2025 AND 2024 AND FOR THE

YEARS ENDED December 31, 2025, 2024 AND 2023

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

Agreement and Plan of Merger with Saltchuk

On February 10, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Saltchuk Resources, Inc. (“Saltchuk”) and Huron MergeCo., Inc. (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will commence a tender offer to purchase any and all of the outstanding shares of the Company’s common stock at $17.00 per share (the “Offer”) and, following the consummation of the Offer, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Saltchuk (collectively with the Offer, the “Transaction”).

The Transaction is expected to close in teh second quarter of 2026, subject to customary closing conditions, including the tender of one share more than a majority of the outstanding shares of the Company’s common stock and receipt of required antitrust clearance. Upon closing of the Transaction, the Company’s common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended.

The Merger Agreement also contains certain termination rights for the Company and Saltchuk and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative acquisition proposal as permitted by the terms of the Merger Agreement, the Company will be required to pay Saltchuk a termination fee of approximately $37 million.

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

The Company has one operating segment which is also the Company’s one reportable segment and reporting unit of which the Company tests goodwill for impairment. In 2025, the Company performed a qualitative goodwill impairment test. The Company performed its annual test of impairment as of August 1, 2025 with no indication of impairment as of the test date. The Company assessed qualitative factors for any indications of potential impairment of the reporting unit. Upon completing this assessment, it was determined that the fair value of the reporting unit is more likely than not greater than its carrying value as of the assessment date and, as a result, a quantitative test was not performed. The Company will continue to monitor for changes in facts or circumstances that may impact its estimates. The Company will perform its next scheduled annual test of goodwill in the third quarter of 2026 should no triggering events occur which would require a test prior to the next annual test.

Long-Lived Assets—Long-lived assets are comprised of property and equipment subject to depreciation. Long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by comparing the projected undiscounted cash flows associated with the assets to their carrying amounts. If an asset is considered impaired, the carrying amount would be reduced to its fair value. No triggering events were identified in 2025 or 2024. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less estimated costs to sell.

Other Gains and Losses—Other gains and losses include gains and losses on property and equipment that has been retired or otherwise disposed of and the transfer of control is complete. This also includes any impairment expense related to assets that have been designated as held for sale whose carrying amounts exceed their fair values. In 2025, the Company recognized $2.3 million in gains primarily on disposals of assets. In 2024, the Company recognized $2.9 million in gains primarily on disposals of assets and $0.1 million in adjustments to the gain associated with the early termination of an offshore energy contract in 2023. In 2023, the Company recognized $0.1 million in gains on disposals of assets. Additionally, the Company recognized a $7.4 million gain associated with the early termination of an offshore energy contract.

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

Recently Issued Accounting Pronouncements—In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740)” (“ASU 2023-09”). One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year to date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). We adopted ASU

2023-09 in the fourth quarter of 2025 and applied it prospectively, as disclosed in Note 8, Income Taxes. The adoption did not have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software. The ASU issued updated guidance on accounting for internal-use software, effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU primarily requires companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The new guidance will be effective for the Company’s year ending December 31, 2027 and interim periods during the year ended December 31, 2028. Management is currently evaluating the impact of this guidance.

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

The computations for basic and diluted earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023

Net income	$73,469	$57,265	$13,906

Weighted-average common shares outstanding — basic	66,869	67,085	66,469
Effect of stock options and restricted stock units	878	762	488

Weighted-average common shares outstanding — diluted	67,747	67,847	66,957

Basic earnings per share	$1.10	$0.85	$0.21
Diluted earnings per share	$1.08	$0.84	$0.21

For the years ended December 31, 2025, 2024 and 2023, 16 thousand, 57 thousand and 430 thousand, respectively, NQSOs and RSUs were excluded from the calculation of diluted earnings per share based on the application of the treasury stock method, as such NQSOs and RSUs were determined to be anti-dilutive.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2025 and 2024 are as follows:

	2025	2024

Land	$9,348	$9,348
Buildings and improvements	1,315	1,315
Furniture and fixtures	24,078	21,197
Operating equipment	1,068,285	922,402
Construction in progress	240,894	264,525
Total property and equipment	1,343,920	1,218,787
Accumulated depreciation	(540,631)	(515,535)
Property and equipment—net	$803,289	$703,252

Operating equipment of $100 was classified as held for sale, excluded from property and equipment, as of December 31, 2025. Other gains in the consolidated statement of operations for the year ended December 31, 2025 include $2.3 million of gains related to the retirement of assets which were classified as held for sale as of December 31, 2024. The Company had no assets classified as held for sale as of December 31, 2024.

Depreciation expense was $43.4 million, $42.7 million and $42.5 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Lease costs

The Company’s lease costs are recorded in costs of contract revenues and general and administrative expenses. For the years ended December 31, 2025, 2024 and 2023, respectively, lease costs are as follows:

Lease terms and commitments

	2025	2024	2023
Operating lease costs	$50,586	$34,663	$29,945
Finance lease costs
Amortization of finance lease assets	1,793	1,792	95
Interest expense on lease liabilities	250	380	24
Short-term lease costs	53,329	61,139	68,119
Total lease cost	$105,958	$97,974	$98,183

As recorded on the balance sheet, the Company’s maturity analysis of its operating lease liabilities as of December 31, 2025 is as follows:

	Operating	Finance
2026	$25,134	$1,960
2027	20,469	422
2028	15,509	56
2029	12,041	—
2030	8,365	—
Thereafter	6,434	—
Minimum lease payments	87,952	2,438
Imputed interest	(10,249)	(204)
Present value of minimum lease liabilities	$77,703	$2,234

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Additional information related to the Company’s leases as of December 31, 2025, 2024 and 2023 respectively, is as follows:

	2025	2024	2023
Operating
Weighted average remaining lease term (years)	3.9	3.2	4.5
Weighted average discount rate	6.5%	6.5%	5.6%
Finance
Weighted average remaining lease term (years)	1.4	2.3	3.3
Weighted average discount rate	7.9%	7.9%	7.9%

Supplemental balance sheet information related to finance leases as of December 31, 2025 and 2024 respectively, is as follows:

	2025	2024
Finance lease assets:
Other noncurrent assets	$5,752	$6,020
Accumulated depreciation	(3,680)	(1,887)
Total other noncurrent assets	$2,072	$4,133

Finance lease liabilities:
Accrued expenses	1,787	1,829
Other noncurrent liabilities	447	2,465
Total finance lease liabilities	$2,234	$4,294

Supplemental cash flow information related to leases during the years ended December 31, 2025, 2024 and 2023 respectively, is as follows:

	2025	2024	2023
Operating cash flows from operating leases	$(50,353)	$(31,970)	$(29,016)
Operating cash flows from finance leases	250	(380)	(24)
Financing cash flows from finance leases	(2,025)	(1,643)	(84)
Lease liabilities arising from obtaining new operating lease assets	30,417	39,539	24,808
Lease liabilities arising from obtaining new finance lease assets	(284)	2,264	3,757

5. ACCRUED EXPENSES

Accrued expenses at December 31, 2025 and 2024 were as follows:

	2025	2024

Payroll and employee benefits	$24,209	$20,140
Insurance	13,854	13,832
Interest	1,570	1,783
Fuel hedge contracts	1,256	1,065
Income and other taxes	2,141	2,130
Finance lease liabilities	1,787	1,829
Contract reserves	3,858	148
Other	791	713
Total accrued expenses	$49,466	$41,640

6. LONG-TERM DEBT

Long-term debt at December 31, 2025 and 2024 were as follows:

	2025	2024
Revolving credit facility	$55,000	$35,000
Second lien credit agreement	—	90,597
2029 Notes	323,169	322,619
Total	$378,169	$448,216

Second lien credit agreement

On April 24, 2024, the Company, Great Lakes Dredge & Dock Company, LLC, NASDI Holdings, LLC, Great Lakes Environmental & Infrastructure Solutions, LLC, Great Lakes U.S. Fleet Management, LLC, and Drews Services LLC (collectively, the “Credit Parties”) entered into a $150.0 million second lien credit agreement (as amended, supplemented or otherwise modified from time to time, the “Second Lien Credit Agreement”) with Guggenheim Corporate Funding, LLC, on behalf of one or more clients, as the lender, and Guggenheim Credit Services, LLC as Administrative Agent, Collateral Agent and Lead Arranger (“GCS”). On October 24, 2025, the Company utilized its revolver to fully repay and terminate the Second Lien Credit Agreement. As part of the repayment the Company incurred a loss on extinguishment due to the expensing of the remaining outstanding deferred debt issuance costs of $7.7 million and the payment of the call premium of $3.1 million, inclusive of fees.

Credit agreement

On April 24, 2024, the Credit Parties, PNC Bank, National Association (“PNC”), as agent for the lenders, and certain financial institutions party thereto entered into an amendment to the ABL Credit Agreement described below (the “ABL Amendment”). The ABL Amendment (w) eliminates the Company’s ability to increase the commitments under the senior secured revolving credit facility (x) modifies the pricing of loans and undrawn commitments as summarized below and (y) makes certain other customary changes in connection with the Credit Parties’ entry into the Second Lien Credit Agreement. The Company has availability of up to $200.0 million for the issuance of letters of credit under the ABL Amendment.

The ABL Amendment modifies the Applicable Margin for Advances (each as defined in the ABL Amendment) as follows: (i) following the ABL Amendment closing date through and including the date immediately prior to the date on which the Borrowing Base Certificate is required to be delivered for most recently completed fiscal quarter (commencing with the fiscal quarter ending on September 30, 2024) (the “Adjustment Date”), (a) the Applicable Margin for Domestic Rate Loans Advances is 1.50% and (b) the Applicable Margins for Term SOFR Rate Loans Advances is 2.50%, (ii) beginning as of the Adjustment Date, to the extent the quarterly average undrawn availability for the prior fiscal quarter is (x) greater than 66.7% of the Maximum Revolving Advance Amount, (a) the Applicable Margin for Domestic Rate Loans Advances is 1.25% and (b) the Applicable Margins for Term SOFR Rate Loans Advances is 2.25%; (y) to the extent the quarterly average undrawn availability for the prior fiscal quarter is less than or equal to 66.7% of the Maximum Revolving Advance Amount but greater than 33.3%, (a) the Applicable Margin for Domestic Rate Loans Advances is 1.50% and (b) the Applicable Margins for Term SOFR Rate Loans Advances is 2.50%; and (z) to the extent the quarterly average undrawn availability for the prior fiscal quarter is less than or equal to 33.3% of the Maximum Revolving Advance Amount, (a) Applicable Margin for Domestic Rate Loans Advances is 1.75% and (b) the Applicable Margin for Term SOFR Rate Loans Advances is 2.75%. Additionally, the Company has an option to borrow at Green Loan Advance Rates, each of which will be 0.05% lower than the corresponding applicable rate if the Company certifies that it will use such proceeds to invest in renewable energy and clean transportation projects and it complies with green loan principles.

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

On October 24, 2025 the Credit Parties, PNC, as agent for the lenders, and certain financial institutions party thereto entered into an amendment to the ABL Credit Agreement (the “ABL Third Amendment”), increasing the aggregate principal amount of the Company’s senior secured revolving credit facility from $330.0 million to $430.0 million and extending its maturity to the earlier of October 24, 2030 or the date that is ninety-one (91) days prior to the scheduled maturity date of the Company’s unsecured senior notes, which is currently June 1, 2029, if the Company fails to refinance its unsecured senior notes prior to their scheduled maturity date but only if such scheduled maturity date is prior to the maturity date of the ABL Credit Agreement.

On July 29, 2022, the Credit Parties entered into a second amended and restated revolving credit and security agreement (as amended by the ABL Amendment, the ABL Second Amendment and the ABL Third Amendment (together, the “Amendments”), and as may be further amended, supplemented or otherwise modified from time to time, the “ABL Credit Agreement”) with certain financial institutions from time to time party thereto as lenders, PNC Bank, National Association, as Agent (the “Agent”), PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator. The ABL Credit Agreement amended and restated the prior ABL Credit Agreement dated as of May 3, 2019 by and among the financial institutions from time to time party thereto as lenders, the Agent and the Credit Parties party thereto such that the terms and conditions of the prior credit agreement had been subsumed and replaced in their entirety by the terms and conditions of the ABL Credit Agreement, including the amount available under the revolving credit facility. The terms of the ABL Credit Agreement, other than as set forth in the Amendments above, are summarized below.

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

The Company had $55.0 million and $35.0 million borrowings on the revolver as of December 31, 2025 and 2024, respectively. There were $57.9 million and $43.5 million of letters of credit outstanding as of December 31, 2025 and 2024, respectively. The Company had $316.7 million and $221.2 million of net availability under the ABL Amendment as of December 31, 2025 and 2024, respectively. The availability under the ABL Amendment was suppressed by $0.4 million and $0.3 million as of December 31, 2025 and 2024, respectively, as a result of certain limitations of borrowing related to reserves and compliance with the Company's obligations set forth in the ABL Credit Agreement or the prior credit agreement. Based on the aforementioned variable interest rate components, the weighted average interest rate on the revolver borrowings is 5.71% and 6.70% as of December 31, 2025 and 2024, respectively.

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

The weighted average interest rate on the Company’s total outstanding borrowings, after adjusting for the effects of interest rate swaps, was 5.37%, and 6.77% as of December 31, 2025 and 2024, respectively.

Other

The scheduled principal payments through the maturity date of the Company’s long-term debt at December 31, 2025, are as follows:

Years Ending December 31,
2026	$—
2027	—
2028	—
2029	380,000
2030	—
Thereafter	—
Total	$380,000

The Company incurred amortization of deferred financing fees for its long-term debt of $3.1 million, $2.6 million and $1.0 million for each of the years ended December 31, 2025, 2024 and 2023. Such amortization is recorded as a component of net interest expense.

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

		Fair Value at
	Fair Value
	Hierarchy	December 31, 2025		December 31, 2024
	Levels	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Fuel hedge contracts	2	$82	$1,256	$—	$1,065
Interest rate swaps	2	—	116	217	—
Total derivatives		$82	$1,372	$217	$1,065

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

As of December 31, 2025, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2027. As of December 31, 2025, there were 14.4 million gallons remaining on these contracts representing forecasted domestic fuel purchases through May 2027. Under these swap agreements, the Company will pay fixed prices ranging from $2.03 to $2.47 per gallon.

At December 31, 2025 and 2024, the fair value liability of the fuel hedge contracts were estimated to be $1.3 million and $1.1 million, respectively, and is recorded in accrued expenses. For fuel hedge contracts considered to be highly effective, the losses reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2025 were $0.1 million. The remaining gains and losses included in the accumulated other comprehensive income (loss) at December 31, 2025 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized. Changes in the fair value of fuel hedge contracts not considered highly effective are recorded as costs of contract revenues in the Statement of Operations. The fair value of fuel hedges are corroborated using inputs that are readily observable in public markets; therefore, the Company determines fair values of these fuel hedges using Level 2 inputs.

Interest rate swaps

The Company is exposed to certain market risks, including interest rate risks related to the floating interest rates on its variable rate debt. The Company has entered into interest rate swaps to convert a portion of its variable rate debt into fixed-rate debt and hedge the risk that fluctuations in interest rates could have an adverse impact on net interest expense.

As of December 31, 2025, the Company was party to one interest rate swap with a total notional value of $50 million effective August 5, 2024 and a maturity date of August 24, 2026. Under this interest rate swap, the Company will pay a fixed rate of 3.88% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed interest rate of 6.13%.

As of December 31, 2025 the fair value liability of the Company’s interest rate swap was $116 and is recorded in accrued expenses in the consolidated balance sheets. For interest rate swaps considered to be highly effective, the gains reclassified to earnings from changes in fair value of derivatives, net of cash settlements and taxes, for the year ended December 31, 2025 were $166. The remaining gains and losses included in accumulated other comprehensive loss at December 31, 2025 will be reclassified into earnings over the next eight months, corresponding to the period during which the interest rate swap is expected to be utilized. Changes in the fair value of interest rate swaps not considered highly effective are recorded as interest expense in the consolidated statements of operations. The fair values of interest rate swaps are corroborated using inputs that are readily observable in public markets; therefore, the Company determines the fair value of these interest rate swaps using Level 2 inputs.

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

Accumulated other comprehensive income

Changes in the components of the accumulated balances of other comprehensive income are as follows:

	2025	2024
Derivatives:
Fuel Hedge Contracts
Reclassification of derivative losses to earnings—net of tax	$144	$1,593
Change in fair value of derivatives—net of tax	(226)	(208)
Net change in cash flow derivative fuel hedges—net of tax	$(82)	$1,385

Foreign Currency Exchange Hedge Contracts
Reclassification of derivative losses to earnings—net of tax	$—	$208
Change in fair value of derivatives—net of tax	—	(705)
Net change in cash flow derivative foreign currency hedges—net of tax	$—	$(497)

Interest Rate Swaps
Reclassification of derivative gains to earnings—net of tax	$(166)	$(233)
Change in fair value of derivatives—net of tax	(83)	395
Net change in cash flow derivative foreign currency hedges—net of tax	$(249)	$162
Total net change in cash flow derivative hedges - net of tax	$(331)	$1,050

Adjustments reclassified from accumulated balances of other comprehensive income to earnings are as follows:

	Statement of Operations Location	2025	2024
Derivatives:
Fuel hedge contracts	Costs of contract revenues	$192	$2,132
Foreign currency exchange hedge contracts	Other income	—	278
Interest rate swaps	Interest expense—net	(222)	(312)
	Income tax (expense) benefit	(8)	530
		$(22)	$1,568

Other financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. Based on timing of the cash flows and comparison to current market interest rates, the carrying values of the ABL Amendment approximate fair value at December 31, 2025. In May 2021, the Company sold $325.0 million of the 2029 Notes pursuant to a private offering, which were outstanding at December 31, 2022 (See Note 6, Long-Term Debt). The 2029 Notes were priced to investors at par and will mature on June 1, 2029. The 2029 Notes are senior unsecured obligations of the Company and its subsidiaries that guarantee the 2029 Notes. The fair value of the 2029 Notes was $317.0 million at December 31, 2025, which is a Level 1 fair value measurement as the senior notes value was obtained using quoted prices in active markets. It is impracticable to determine the fair value of outstanding letters of credit or performance, bid and payment bonds due to uncertainties as to the amount and timing of future obligations, if any.

8. INCOME TAXES

The Company’s income tax provision for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Income tax provision	$26,851	$18,120	$4,406

The Company’s income before income tax from domestic and foreign operations for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Domestic operations	$101,527	77,285	$19,549
Foreign operations	(1,207)	(1,900)	(1,237)
Total income before income taxes	$100,320	$75,385	$18,312

The provision for income taxes as of December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Federal:
Current	$—	$156	$—
Deferred	21,617	15,814	3,292
State:
Current	1,587	1,780	422
Deferred	3,565	584	442
Foreign:
Current	82	(214)	250
Deferred	—	—	—
Total	$26,851	$18,120	$4,406

We adopted ASU 2023-09 “Income Taxes (Topic: 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2025, as follows:

	2025
	Amount	Percent
Tax provision at statutory U.S. federal income tax rate	$21,067	21.0%
State income tax — net of federal income tax benefit (1)	4,819	4.8
Foreign tax effects	65	0.1
Tax credits	(719)	(0.7)
Nontaxable or nondeductible items
Nondeductible officer compensation	1,308	1.3
Other	311	0.3
Income tax provision	$26,851	26.8%

(1) State taxes in Texas and New Jersey made up the majority of the tax effect in this category.

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2024 and 2023, as follows:

	2024	2023
Tax provision at statutory U.S. federal income tax rate	15,831	3,846
State income tax — net of federal income tax benefit	1,990	774
Research and development tax credits	(600)	(796)
Nondeductible officer compensation	894	178
Stock based compensation	132	315
Other	(127)	89
Income tax provision	$18,120	$4,406

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which, among other things, includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBBA allows an elective deduction for domestic research and development, permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under §163(j) to the current tax estimate, among other provisions. The OBBBA includes multiple effective dates, with certain provisions effective in 2025 and other phased in through 2027. There were no material impacts of the OBBBA on the Company’s tax provision for 2025. The future impacts of the tax related provisions in the OBBBA will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

At December 31, 2025 and 2024, the Company had loss carryforwards for federal income tax purposes of $6.5 million and $2.9 million, respectively. The loss carryforwards at December 31, 2025 may be carried forward indefinitely. The Company also has indefinite life carryforwards as a result of interest limitations. Starting in 2022, the Company has research costs attributable to research and development that are currently expensed but are required to be capitalized for U.S. tax purposes and amortized primarily over 5 or 15 years.

At December 31, 2025 and 2024, the Company had gross net operating loss carryforwards for state income tax purposes totaling $173.2 million and $184.5 million, respectively, which expire between 2030 and 2045. The Company has established a valuation allowance that was $5.5 million and $7.3 million as of December 31, 2025 and 2024, respectively. The Company believes that the remaining net operating losses, net of the valuation allowance, will be fully utilized in future periods.

The Company also has no foreign gross net operating loss carryforwards as of December 31, 2025 and 2024, respectively

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025, 2024 and 2023 the Company had no interest and penalties recorded.

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

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. U.S. federal income tax years prior to 2022 are closed and no longer subject to examination. With few exceptions, the statute of limitations in state taxing jurisdictions in which the Company operates has expired for all years prior to 2021. In foreign jurisdictions in which the Company operates, years prior to 2021 are closed and are no longer subject to examination.

The Company’s deferred tax assets (liabilities) at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Operating lease assets	$20,184	$25,753
Accrued liabilities	8,920	5,030
Federal NOLs and interest limitations	1,371	4,364
State NOLs	8,105	10,216
Research costs	—	7,681
Tax credit carryforwards	6,011	5,292
Valuation allowance	(5,489)	(7,315)
Total deferred tax assets	39,102	51,021

Deferred tax liabilities:
Depreciation and amortization	(123,377)	(104,643)
Operating lease liabilities	(19,780)	(25,308)
Other liabilities	—	(55)
Total deferred tax liabilities	(143,157)	(130,006)
Net noncurrent deferred tax liabilities	$(104,055)	$(78,985)

Deferred tax assets relate primarily to reserves and other liabilities for costs and expenses not currently deductible for tax purposes as well as net operating loss and other carryforwards. Deferred tax liabilities relate primarily to the cumulative difference between book depreciation and amounts deducted for tax purposes. The Company evaluates its ability to realize deferred tax assets by considering all available positive and negative evidence. This evidence includes its cumulative earnings or losses in recent years. The Company further considers the impact on these cumulative earnings or losses of discontinued operations and other divested operations and joint ventures, restructuring charges and other nonrecurring adjustments that are not indicative of its ability to generate taxable income in future periods. The Company also considers sources of taxable income, such as the amount and timing of realization of its deferred tax liabilities relative to the timing of expiration of loss carryforwards. When it is estimated to be more likely than not that all or some portion of deferred tax assets will not be realized, the Company establishes a valuation allowance for the amount of such deferred tax assets considered to be unrealizable. After evaluating the positive and negative evidence for future realization of deferred tax assets, the Company recorded valuation allowances for certain state net operating loss carryforwards to reduce the balance of these deferred tax assets at December 31, 2025 and 2024 as it was more likely than not that the balance of these tax items would not be realized. By contrast, after evaluating the positive and negative evidence, the Company concluded that it was more likely than not that the deferred federal income tax asset and remaining state net operating loss carryforwards recorded at December 31, 2025 and 2024 would ultimately be realized and determined that no valuation allowance was required.

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which represents income taxes paid, net of refunds received, for the year ended December 31, 2025:

2025
Income taxes paid, net of refunds
Federal	$575
State
New Jersey	550
Texas	527
Florida	215
New York	155
Virginia	127
Other States	20
Total	$2,169

Below is a summary of income taxes paid for years ended December 31, 2024 and 2023:

	2024	2023
Income taxes paid, net of refunds	2,489	132

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

Compensation cost charged to expense related to share-based compensation arrangements was $11.5 million, $8.6 million and $6.3 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Non-qualified stock options

The NQSO awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest in three equal annual installments commencing on the first anniversary of the grant date, and have ten year exercise periods.

The fair value of the NQSOs was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The annual dividend yield on the Company’s common stock is based on estimates of future dividends during the expected term of the NQSOs. The expected life of the NQSOs was determined from historical exercise data providing a reasonable basis upon which to estimate the expected life. The volatility assumptions were based on historical volatility of Great Lakes. There is not an active market for options on the Company’s common stock and, as such, implied volatility for the Company’s stock was not considered. Additionally, the Company’s general policy is to issue new shares of registered common stock to satisfy stock option exercises or grants of restricted stock. No NQSO awards were granted in 2025, 2024 and 2023. The aggregate intrinsic value of stock options represents the difference between market value on the date of exercise and the option price. No stock options were exercised during 2025. The aggregate intrinsic value of stock options exercised during 2024 was $0.1 million. No stock options were exercised during 2023.

There were no outstanding stock options or activity under the Incentive Plan as of December 31, 2025, and during the year ended December 31, 2025.

Restricted stock units

RSUs primarily vest in equal portions over the three-year vesting period. The fair value of RSUs was based upon the Company’s stock price on the date of grant. A summary of the status of the Company’s non-vested RSUs as of December 31, 2025, and changes during the year ended December 31, 2025, is presented below:

Non-vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2025	1,646	$9.52
Granted	1,019	11.50
Vested	(848)	9.83
Forfeited	(33)	9.52
Outstanding as of December 31, 2025	1,784	$10.47

Expected to vest at December 31, 2025	1,908	$10.53

As of December 31, 2025, there was $11.5 million of total unrecognized compensation cost related to non-vested RSUs granted under the Incentive Plan. That cost for non-vested RSUs is expected to be recognized over a weighted-average period of 2.0 years.

The Incentive Plan permits the employee to use vested shares from RSUs to satisfy the grantee’s U.S. federal income tax liability resulting from the issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amount related to shares used for such tax withholding obligations was approximately $1.8 million, $2.5 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Director compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on its board of directors. Compensation is paid to non-employee directors. Directors who are employees receive no additional compensation for services as members of the board of directors or any of its committees. Share-based compensation is paid pursuant to the Incentive Plan. Each non-employee director of the Company receives an annual retainer of $176, payable quarterly in arrears, and is generally paid 45% in cash and 55% in common stock or deferred restricted stock units of the Company. Directors may elect to receive some or all of the cash retainer in common stock or deferred restricted stock units. In 2025, the Chairman of the Board of Directors received an additional $100 of annual compensation, paid 100% in common stock.

In the years ended December 31, 2025, 2024 and 2023, 21 thousand, 37 thousand and 56 thousand shares, respectively, of the Company’s common stock or restricted stock units were issued to non-employee directors under the Incentive Plan.

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

The majority of the Company’s contracts are completed in a year or less. At December 31, 2025, the Company had $763.2 million of remaining performance obligations, which the Company refers to as total dredging backlog. Total dredging backlog does not include $124.8 million of performance obligations related to offshore energy contracts. The Company expects to perform on its offshore energy contracts using the inclined fall-pipe vessel for subsea rock installation which is expected to be delivered and operational in the 2026. We anticipate that approximately 90% of the Company’s dredging backlog and 40% of the Company’s offshore energy backlog will be completed in 2026 with the remaining to be completed in 2027.

Transaction price

The transaction price is calculated using the Company’s estimated costs to complete a project plus a profit margin. These costs are based on the types of equipment required to perform the specified service, project site conditions, the estimated project duration, seasonality, location and complexity of a project.

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

The following table sets forth, by type of work, the Company’s contract revenues for the years ended December 31, 2025, 2024 and 2023:

Revenues	2025	2024	2023
Capital	$441,056	$348,085	$186,715
Coastal protection	281,598	253,360	196,343
Maintenance	135,394	161,248	203,904
Total dredging revenues	858,048	762,693	586,962
Offshore energy	30,229	—	2,663
Total revenues	$888,277	$762,693	$589,625

The following table sets forth, by type of customer, the Company’s contract revenues for the years ended December 31, 2025, 2024 and 2023:

Revenues	2025	2024	2023
Federal government	$422,541	$430,980	$438,790
State and local government	115,841	154,427	129,583
Private	319,666	177,286	18,589
Total dredging revenues	858,048	762,693	586,962
Offshore energy - private	30,229	—	2,663
Total revenues	$888,277	$762,693	$589,625

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

Accounts receivable at December 31, 2025 and 2024 are as follows:

	2025	2024
Completed contracts	$2,979	$660
Contracts in progress	56,283	105,159
Retainage	11,271	12,575
	70,533	118,394
Allowance for credit losses	(364)	(364)

Total accounts receivable—net	$70,169	$118,030

The components of contracts in progress at December 31, 2025 and 2024 are as follows:

	2025	2024
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$193,341	$206,933
Amounts billed	(129,801)	(153,208)
Costs and earnings in excess of billings for contracts in progress	63,540	53,725
Costs and earnings in excess of billings for completed contracts	17,570	20,472
Total contract revenues in excess of billings	$81,110	$74,197

Current portion of contract revenues in excess of billings	$81,110	$74,197

Billings in excess of costs and earnings:
Amounts billed	$(821,398)	$(303,810)
Costs and earnings for contracts in progress	786,618	278,014
Total billings in excess of contract revenues	$(34,780)	$(25,796)

At December 31, 2025 and 2024, costs to fulfill contracts with customers recognized as other current assets were $8.6 million and $10.3 million, respectively. At December 31, 2025 and 2024, costs to fulfill contracts with customers recognized as other noncurrent assets were $2.4 million and $7.6 million, respectively. These costs relate to pre-contract and pre-construction activities. During the years ended December 31, 2025 and 2024 the company amortized pre-contract and pre-construction costs of $17.5 million and $21.9 million, respectively. The Company recognized $25.8 million in revenues during the year ended December 31, 2025 that was recorded as billings in excess of contract revenues as of December 31, 2024.

The Company’s largest domestic customer is the U.S. Army Corps of Engineers (the “Corps”), which has responsibility for federally funded projects related to navigation and flood control of U.S. waterways. In 2025, 2024 and 2023, 48%, 57% and 75%, respectively, of contract revenues were earned from contracts with federal government agencies, including the Corps, as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2025 and 2024, approximately 12% and 19% respectively, of accounts receivable, including contract revenues in excess of billings and retainage, were due on contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government contracts, and indirectly, on the amount of federal funding for new and current government dredging projects. Therefore, the Company’s operations can be influenced by the level and timing of federal funding.

The Company derived revenues and gross loss from foreign project operations for the years ended December 31, 2025, 2024, and 2023, as follows:

	2025	2024	2023
Contract revenues	$—	$—	$—
Costs of contract revenues	(1,179)	(1,808)	(1,142)
Gross loss	$(1,179)	$(1,808)	$(1,142)

In 2023, foreign revenues were primarily from work done in the Middle East. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2024 and 2023, long-lived assets located outside of the U.S had no net book value. Currently our assets outside of the U.S. do not include dredges. Revenue from foreign projects has been concentrated in the Middle East which comprised less than 1% of total contract revenues in 2025, 2024 and 2023. At December 31, 2025, there were no accounts receivable due on contracts in the Middle East.

11. RETIREMENT PLANS

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (“Salaried Plan”), a second covering its hourly employees (“Hourly Plan”). Under the Salaried Plan and the Hourly Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. The Salaried Plan also includes a discretionary profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of these plans. Additionally, the Company sponsors a Supplemental Savings Plan in which the Company makes contributions for certain key executives. The Company’s expense for matching, discretionary and Supplemental Savings Plan contributions for 2025, 2024 and 2023, was $7.1 million, $6.1 million and $4.8 million, respectively.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. In 2025, 2024 and 2023, the Company contributed $7.5 million, $5.3 million and $5.2 million respectively to all of the multiemployer plans that provide pension benefits. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contributions to these plans were less than 5% of each plan’s total contributions.

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

12. COMMITMENTS AND CONTINGENCIES

Commercial commitments

Performance and bid bonds are customarily required for dredging and marine construction projects. The Company has bonding agreements with Argonaut Insurance Company, Liberty Mutual Insurance Company and Philadelphia Indemnity Insurance Company, (collectively, the “Sureties”) under which the Company can obtain performance, bid and payment bonds. The Company also currently has outstanding bonds with ACE Holdings, Travelers Casualty and Surety Company of America, Berkley Insurance Company and Zurich American Insurance Company. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $1.0 million to $10.0 million. At December 31, 2025, the Company had outstanding performance bonds with a notional amount of approximately $1.3 billion. The revenue value remaining in backlog related to the projects totaled approximately $554.4 million.

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

Net income from the Company’s reportable segment is as follows:

	2025	2024
Contract revenues	$888,277	$762,693
Less:
Direct contract cost	502,597	449,748
Plant expenses excluding depreciation expense *	138,773	109,670
Depreciation expense	43,422	42,699
General and administrative expenses	77,970	70,769
Other (gains) losses	(2,273)	(2,998)
Interest expense	17,312	18,556
Loss on extinguishment of debt	10,822	—
Interest income	(561)	(676)
Other (income) expense	(105)	(460)
Income tax provision	26,851	18,120
Net income	$73,469	$57,265

* Consists of indirect expenses that are allocated to contracts, including, but not limited to: maintenance, supplies, wear and insurance.

Great Lakes Dredge & Dock Corporation
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	Beginning Balance	Additions	Deductions	Ending balance
Description
Year ended December 31, 2023
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$564	$—	$200	$364
Valuation allowance for deferred tax assets	6,012	546	—	6,558
Total	$6,576	$546	$200	$6,922

Year ended December 31, 2024
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$364	$—	$—	$364
Valuation allowance for deferred tax assets	6,558	757	—	7,315
Total	$6,922	$757	$—	$7,679

Year ended December 31, 2025
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts	$364	$—	$—	$364
Valuation allowance for deferred tax assets	7,315	(1,826)	—	5,489
Total	$7,679	$(1,826)	$—	$5,853

I. EXHIBIT INDEX

Number	Document Description
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

2.3

Agreement and Plan of Merger, dated as of February 10, 2026, by and among Great Lakes Dredge & Dock Corporation, Saltchuk Resources, Inc. and Huron MergeCo., Inc. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 11, 2026).

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

4.4	Form of 2029 Notes. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2021).

10.1

Employment Agreement between Great Lakes Dredge & Dock Corporation and Lasse Petterson, dated as of April 28, 2017. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 1, 2017). †

10.2

Employment Agreement between Great Lakes Dredge & Dock Corporation and Scott Kornblau, dated as of September 29, 2021. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 4, 2021). †

10.3

Employment Agreement between Great Lakes Dredge & Dock Corporation and Vivienne Schiffer, dated as of December 7, 2020. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 23, 2022). †

10.4

Employment Agreement between Great Lakes Dredge & Dock Corporation and Eleni Beyko, dated as of January 8, 2021. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 16, 2024). †

10.5

Second Amended and Restated Great Lakes Dredge & Dock Company, LLC Annual Bonus Plan effective as of January 1, 2012. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on January 17, 2012). †

Number	Document Description
10.6	401 (k) Savings Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 30, 2005). †

10.7

Amended and Restated Great Lakes Dredge & Dock Corporation Supplemental Savings Plan effective January 1, 2014. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on March 11, 2014). †

10.8

Great Lakes Dredge & Dock Corporation Director Deferral Plan, adopted on November 8, 2017. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Annual Report on Form 10-K filed with the Commission on February 28, 2018). †

10.9

Form of Investor Rights Agreement among Aldabra Acquisition Corporation, Great Lakes Dredge & Dock Holdings Corp., Madison Dearborn Capital Partners IV, L.P., certain stockholders of Aldabra Acquisition Corporation and certain stockholders of GLDD Acquisitions Corp. (Incorporated by reference to Great Lakes Dredge & Dock Holding Corp.’s Registration Statement on Form S-4 filed with the Commission on August 24, 2006).

10.10

Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 17, 2017). †

10.11

Great Lakes Dredge & Dock Corporation 2021 Long-Term Incentive Plan, as amended. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 12, 2025). †

10.12

Form of Great Lakes Dredge & Dock Corporation Restricted Stock Unit Award Agreement pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.13

Form of Great Lakes Dredge & Dock Corporation Performance-Based Restricted Stock Unit Award Agreement (Three Year Form) pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2018). †

10.14

Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.15

Performance-Based Restricted Stock Unit Award Notice pursuant to the Great Lakes Dredge & Dock Corporation 2017 Long-Term Incentive Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2019). †

10.16

Purchase Agreement, dated May 12, 2021, by and among the Company, certain subsidiary guarantors named therein and BofA Securities, Inc., as representative of the initial purchasers named therein. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on May 18, 2021).

10.17

Second Amended and Restated Revolving Credit and Security Agreement dated as of July 29, 2022 by and among Great Lakes Dredge & Dock Corporation, as Borrower, each other Credit Party party hereto from time to time, the financial institutions which are now or which hereafter become a party hereto as lenders, PNC Bank, National Association, as Agent, PNC Capital Markets, CIBC Bank USA, Bank of America, N.A. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, CIBC Bank USA and Truist Bank as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent and PNC Bank National Association, as Green Loan Coordinator. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on August 1, 2022).

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

Number	Document Description
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

10.22

Amendment No. 2 to Second Amended and Restated Revolving Credit and Security Agreement, dated May 2, 2025. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2025).

10.23

Amendment No. 3 to Second Amended and Restated Revolving Credit and Security Agreement, dated October 24, 2025 (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on October 27, 2025).

10.24	Form of Transaction Bonus Agreement. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 11, 2026). †

10.25

Great Lakes Dredge & Dock Company, LLC Severance Pay Plan. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 11, 2026). †

10.26

Letter Agreement, dated as of February 10, 2026, by and among Great Lakes Dredge & Dock Corporation, Saltchuk Resources, Inc. and Lasse Petterson. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 11, 2026). †

10.27

Letter Agreement, dated as of February 10, 2026, by and among Great Lakes Dredge & Dock Corporation, Saltchuk Resources, Inc. and Scott Kornblau. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 11, 2026). †

10.28

Letter Agreement, dated as of February 10, 2026, by and among Great Lakes Dredge & Dock Corporation, Saltchuk Resources, Inc. and Vivienne R. Schiffer. (Incorporated by reference to Great Lakes Dredge & Dock Corporation’s Current Report on Form 8-K filed with the Commission on February 11, 2026). †

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

Date: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Lasse J. Petterson	February 23, 2026	President, Chief Executive Officer and Director
Lasse J. Petterson		(Principal Executive Officer)

/s/ Scott Kornblau	February 23, 2026	Senior Vice President and Chief Financial Officer
Scott Kornblau		(Principal Financial Officer)

/s/ Ryan M. Bayer	February 23, 2026	Vice President and Chief Accounting Officer
Ryan M. Bayer		(Principal Accounting Officer)

/s/ Lawrence R. Dickerson	February 23, 2026	Chairman of the Board and Director
Lawrence R. Dickerson

/s/ Dana Armstrong	February 23, 2026	Director
Dana Armstrong

/s/ Kathleen M. Shanahan	February 23, 2026	Director
Kathleen M. Shanahan

/s/ Earl Shipp	February 23, 2026	Director
Earl Shipp

/s/ Ronald R. Steger	February 23, 2026	Director
Ronald R. Steger