Form 10-K/A
period 2025-12-31
Great Lakes Dredge & Dock CORP
filed 2026-03-09
CIK 1372020

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

EXPLANATORY NOTE

Great Lakes Dredge & Dock Corporation (“Great Lakes”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) solely to include the Deloitte & Touche LLP (PCAOB ID No. 34) conformed signature and inserting a comma between “Houston” and “Texas” in the document titled “Report of Independent Registered Public Accounting Firm” relating to its opinion on Great Lakes’ financial statements (the “Financial Statement Audit Report”). The conformed signature in the Financial Statement Audit Report was inadvertently omitted in the 2025 Form 10-K. No other changes have been made to the 2025 Form 10-K.

This Amendment does not reflect events occurring after the filing of the 2025 Form 10-K, does not update disclosures contained in the 2025 Form 10-K and does not modify or amend the 2025 Form 10-K except as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of each Item that is amended and certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well updated inline XBRL exhibits.

i

Part II

Item 8. Financial Statements and Supplementary Data.

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

/s/ Deloitte & Touche LLP

Houston, Texas

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

1. Financial Statements

The financial statements are incorporated by reference in Item 8 of this Report.

2. Financial Statement Schedules

All other schedules, except Schedule II—Valuation and Qualifying Accounts on page 30, are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

19	Great Lakes Dredge & Dock Corporation Insider Trading Policy.

21	Subsidiaries of Great Lakes Dredge & Dock Corporation.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: March 6, 2026